Form 10-K405
period 2000-12-31
AETNA INC /PA/
filed 2001-02-26
CIK 1122304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

                  Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     for the fiscal year ended DECEMBER 31,
                                      2000

                        COMMISSION FILE NUMBER 001-16095


                                   AETNA INC.
             (Exact name of registrant as specified in its charter)


                  PENNSYLVANIA                                                     23-2229683
         (State or other jurisdiction of                                        (I.R.S. Employer
         incorporation or organization)                                         Identification No.)

 151 FARMINGTON AVENUE, HARTFORD, CONNECTICUT  06156                              (860) 273-0123
(Address of principal executive offices)     (ZIP Code)         (Registrant's telephone number, including area code)



Title of each class                                             Name of each exchange on which registered
-------------------------                                       -----------------------------------------
Common Stock, $.01 par value                                           New York Stock Exchange

Class A Voting Preferred Stock, $.01 par value, Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [ ]         No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2001 was $5,492,564,159.

As of January 31, 2001, 143,820,179 shares of the registrant's Common Stock $.01 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 2000 Annual Report to Shareholders (the "Annual Report"). (Parts I, II and IV)

Portions of the registrant's proxy statement for its 2001 Annual Meeting to be filed on or about March 23, 2001 (the "Proxy Statement"). (Parts III and IV)

                                TABLE OF CONTENTS




                                                                                                                        Page
                                                                                                                        ----
PART I

Item 1.         Business.
                A.   Organization of Business.                                                                            3
                B.   Financial Information about Industry Segments.                                                       3
                C.   Description of the Business.
                     1.  Health Care.                                                                                     4
                     2.  Large Case Pensions.                                                                            12
                     3.  Total Investments.                                                                              12
                     4.  Other Matters.
                        a.  Regulation.                                                                                  14
                        b.  NAIC IRIS Ratios.                                                                            14
                        c.  Ratio of Earnings to Fixed Charges and Ratio of Earnings
                            to Combined Fixed Charges and Preferred Stock Dividends.                                     14
                        d.  Trademarks.                                                                                  15
                        e.  Ratings.                                                                                     15
                        f.  Miscellaneous.                                                                               15
Item  2.        Properties.                                                                                              16
Item  3.        Legal Proceedings.                                                                                       16
Item  4.        Submission of Matters to a Vote of Security Holders.                                                     20
Executive Officers of Aetna Inc.                                                                                         20

PART II

Item  5.        Market for Registrant's Common Equity and Related Stockholder Matters.                                   21
Item  6.        Selected Financial Data.                                                                                 21
Item  7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.                   21
Item 7A.        Quantitative and Qualitative Disclosure About Market Risk.                                               21
Item  8.        Financial Statements and Supplementary Data.                                                             21
Item  9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                    22

PART III

Item 10.        Directors and Executive Officers of the Registrant.                                                      22
Item 11.        Executive Compensation.                                                                                  22
Item 12.        Security Ownership of Certain Beneficial Owners and Management.                                          22
Item 13.        Certain Relationships and Related Transactions.                                                          22

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.                                         22
Index to Financial Statement Schedules.                                                                                  27
Signatures.                                                                                                              40

PART I

Item 1.  Business.

A.  Organization of Business

Aetna Inc. (a Pennsylvania corporation) and its wholly owned subsidiaries (collectively, the "Company") constitute the nation's largest health benefits company, based on membership as of December 31, 2000. Prior to December 13, 2000, the Company (formerly Aetna U.S. Healthcare Inc.) was a subsidiary of a Connecticut corporation named Aetna Inc. ("former Aetna"). On December 13, 2000, former Aetna spun the Company off to its shareholders and, as part of the same transaction, the remaining entity, which contained former Aetna's financial services and international businesses, was merged into a subsidiary of ING Groep N.V. ("ING") (collectively, the "Transaction"). Refer to Note 19 of Notes to Consolidated Financial Statements for further information, which is incorporated herein by reference to the Annual Report. Aetna Inc. was incorporated in Pennsylvania in 1982 under the name of United States Health Care Systems, Inc.

At December 31, 2000, the Company's business operations were conducted in the following segments: Health Care and Large Case Pensions. The principal products included in these segments are:

Health Care:
     Health and dental benefit products (including health maintenance organization, point-of-service, preferred provider organization and indemnity products)
     Group insurance products (including life, disability and long-term care insurance products)

Large Case Pensions:
     Retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans

As a result of initiatives and actions being implemented by the Company relating to its strategic repositioning (refer to "Description of the Business" for more information), the Company is reorganizing its internal organization for making operating decisions and assessing performance. Accordingly, Group Insurance, which currently is included in the Health Care segment under the product grouping "Group Insurance and Other Health", will be reported as a separate segment beginning in the first quarter of 2001. At that time, the Company will report results in three business segments: Health Care, Group Insurance and Large Case Pensions, consistent with the Company's internal organization.

In connection with the acquisition of The Prudential Insurance Company of America's ("Prudential's") health care business ("PHC") on August 6, 1999 and in accordance with agreements with the U.S. Department of Justice and the State of Texas, on March 31, 2000, the Company completed the sale of certain Texas HMO/POS and other related businesses ("NYLCare Texas"). The Company had acquired New York Life Insurance Company's NYLCare health business ("NYLCare") on July 15, 1998.

B.  Financial Information about Industry Segments

Required financial information by industry segment is set forth in Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report. Revenue and income or loss from continuing operations attributable to each industry segment are incorporated herein by reference to the Selected Financial Data in the Annual Report. Refer to Note 2 of Notes to Consolidated Financial Statements in the Annual Report for information concerning certain allocations used in preparing such information.

Certain reclassifications have been made to the 1999 and 1998 financial information to conform to the 2000 presentation.

C.  Description of the Business

1.   Health Care

Products and Services
---------------------

Health Care consists of the following products: health and dental plans offered on a full risk basis and Prudential's administrative services only ("ASO") business (which includes certain supplemental fees) (included in the product grouping Health Risk, which also includes the acquired PHC business). Health plans include health maintenance organization ("HMO"), point-of-service ("POS"), preferred provider organization ("PPO") and indemnity benefit products. Other products included in Health Care are group life and disability insurance and long-term care insurance, offered on both a full risk and employer-funded basis, and all health and dental plans offered on an employer-funded basis, excluding the Prudential ASO business (included in the product grouping Group Insurance and Other Health). Under full risk plans, the Company assumes all or a majority of health care cost, utilization, mortality, morbidity or other risk depending on the product. Under employer-funded plans, the plan sponsor, and not the Company, assumes all or a majority of these risks.

The following table summarizes premiums, ASO fees and other income for Health Risk and PHC and Group Insurance and Other Health for the years ended December 31:

(Millions)                                                      2000               1999(1)            1998(2)
-------------------------------------------------------------------------------------------------------------
Health Risk and PHC                                          $ 22,146.3          $17,467.2          $11,780.8
Group Insurance and Other Health                                2,915.6            2,812.7            2,666.5
-------------------------------------------------------------------------------------------------------------
Total Health Care                                            $ 25,061.9          $20,279.9          $14,447.3
=============================================================================================================

(1)   Includes results of PHC since August 6, 1999.
(2)   Includes results of NYLCare since July 15, 1998.

Under full risk plans, the Company charges a premium and under employer-funded plans, the Company charges a fee for administrative and claim services.

During 2000, the Company announced, among other things:

- Changes in certain states to provide physicians with additional choices in product participation and financial compensation and to clarify how medical necessity and coverage decisions are made, and that the Company was continuing a state-by-state review of all of its provider arrangements.
- The exit, effective January 1, 2001, of a number of Medicare service areas affecting approximately half of its Medicare membership, and plans to improve or selectively discontinue offerings in certain commercial markets.

Also, on December 18, 2000, the Company announced:

- Expense-reduction initiatives associated with targeted membership reductions;
- The reorganization of its sales force to place greater emphasis on higher-potential middle market business and to more efficiently serve smaller cases, while enhancing the Company's customer relationships and important national accounts franchise, and to result in a sales organization that is designed to be smaller but more effective at both selling and retaining business;
- Initiatives to improve the efficiency of the claims payment and other member services processes;
-     The continued integration of the acquired PHC business;
-     The integration and elimination of duplicate staff functions;
- Significant price increases on health plan business renewing on January 1, 2001; and
- An initiative to reform medical cost management practices designed to eliminate unnecessary administrative practices and ineffective requirements, while strengthening responsible and effective practices.

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") in the Annual Report for further discussion of these matters.

The principal commercial health products, offered both on a full risk and employer-funded basis, are described below:

Health Maintenance Organization ("HMO") plans offer comprehensive managed care benefits generally through participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company's HMOs, he or she selects a primary care physician ("PCP") from among the physicians participating in our network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. Preventive care is emphasized in these plans. Commencing January 1, 2001, the Company began offering an open access HMO plan in certain markets that provides for the full range of benefits available to HMO members without the requirements of PCP selection or PCP referrals. The Company offers HMO plans with varying levels of copayments which result in different levels of premium rates. Commercial HMO membership totaled 6.7 million as of December 31, 2000, 7.1 million as of December 31, 1999 and 4.4 million as of December 31, 1998. Refer to MDA - Health Care - Outlook in the Annual Report for information concerning anticipated declines in membership levels.

Point-of-Service ("POS") plans blend the characteristics of HMO and indemnity plans. Members can have comprehensive HMO-style benefits through participating network providers with minimum out-of-pocket expense (copayments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. POS membership totaled 5.6 million as of December 31, 2000, 6.2 million as of December 31, 1999 and 4.1 million as of December 31, 1998.

Preferred Provider Organization ("PPO") plans offer the member the ability to select any health care provider, with benefits paid at a higher level when care is received from a participating network provider. Coverage is subject to copayments or deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. PPO membership totaled 4.0 million as of December 31, 2000, 1999 and 1998.

Indemnity plans offer the member the ability to select any health care provider for covered services. Some managed care and medical cost containment features may be included in these plans, such as inpatient precertification, limiting payments to reasonable and customary charges and benefits for preventive services. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. Indemnity membership totaled 2.2 million as of December 31, 2000, 2.8 million as of December 31, 1999 and 2.5 million as of December 31, 1998.

In addition to Commercial health products, in select markets, the Company also offers coverage for Medicare beneficiaries and individuals eligible for Medicaid benefits and subsidized children's health insurance programs. Such coverages include the following:

Through annual contracts with the Health Care Financing Administration ("HCFA"), the Company's HMOs offer coverage for Medicare-eligible individuals in certain geographic areas. Generally, services must be obtained through participating network providers, with the exception of emergency and urgent care. Members historically have received enhanced benefits over standard Medicare fee-for-service coverage, including vision, hearing and pharmacy coverage. These Medicare plans are offered on a full risk basis. Medicare membership totaled .5 million as of December 31, 2000, .7 million as of December 31, 1999 and .5 million as of December 31, 1998.

As of January 1, 2001, the Company exited a number of Medicare service areas affecting approximately 260,000 members, or approximately 47% of the Company's total Medicare membership at December 31, 2000. In addition, the Company had exited certain unprofitable Medicare markets effective January 1, 2000 and 1999. The Company continues to review the profitability of its Medicare business in certain markets. Refer to MD&A - Medicare HMO in the Annual Report for additional information.

The Company has contracts with some state and local agencies to offer coverage for individuals eligible for Medicaid and subsidized children's health insurance programs. Benefits are determined by the contracting agencies. This coverage is offered on a full risk basis. Membership in these programs totaled .2 million as of December 31, 2000 and 1999, and .1 million as of December 31, 1998.

The Company offers a variety of other health care coverages either as supplements to health products or as stand-alone products. Such coverages, which are offered on a full risk or employer-funded basis, include indemnity and managed dental plans, and prescription drug, vision and behavioral health programs. The Company is the nation's third largest provider of dental coverage, at December 31, 2000. Dental membership totaled 14.3 million as of December 31, 2000, 15.3 million as of December 31, 1999 and 8.4 million as of December 31, 1998.

Group Insurance consists primarily of the following:

Group Life Insurance consists principally of renewable term coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term coverage and spouse and dependent coverages are available. Group universal life and accidental death benefit coverages are also available. Group life insurance is offered on an insured basis. Group life insurance membership totaled 9.4 million as of December 31, 2000 and 1999, and
9.8 million as of December 31, 1998.

Group Disability Insurance provides coverage for disabled employees' income replacement benefits for both short-term disability and long-term disability. The Company also offers a managed disability product with additional case management features. Group disability insurance is offered on both an insured and employer-funded basis. Group disability insurance membership totaled 2.1 million as of December 31, 2000, 2.3 million as of December 31, 1999 and 2.6 million as of December 31, 1998.

Long-Term Care Insurance provides coverage for long-term care expenses in a nursing home, adult day care or home setting. Long-term care insurance is offered primarily on an insured basis. Coverage is available on both a service reimbursement and indemnity basis. Long-term care insurance membership totaled
 .1 million as of December 31, 2000, 1999 and 1998.

Group insurance members may utilize more than one Company product and have been counted in membership totals for each.

Provider Networks
-----------------

General

The Company provides members of its managed care plans with access to health care services through networks of independent health care providers, which the Company contracts with. The participating providers in the Company's networks are independent contractors and are neither employees nor agents of the Company.

The Company uses a variety of techniques designed to help contain the rate of increase in the cost of medical services. In addition to contracts with health care providers for negotiated rates, these techniques include the development and implementation of standards for the appropriate utilization of health care resources and working with health care providers to review data in order to help them improve consistency and quality. The Company also has a variety of disease management programs related to specific conditions such as asthma, diabetes, congestive heart failure and lower back pain.

At December 31, 2000, the Company had approximately 467,000 health care providers participating in its networks nationwide, including more than 294,000 physicians and more than 3,000 hospitals.

Contracting

Primary Care Physicians

Current compensation by the Company's HMOs to directly contracted PCPs is principally on a capitated basis, although the Company also uses fee-for-service payments and has eliminated or reduced the use of capitation in some areas. Under a capitation arrangement, physicians receive a monthly fixed fee for each HMO member, regardless of the medical services provided to the member. In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule.

Hospitals

The Company typically enters into contracts that provide for all-inclusive per diem and per case rates, with fixed rates for ambulatory surgery and emergency room services. The Company has some hospital contracts that pay a percentage of billed charges.

The Company's HMOs generally require precertification or notification of elective admissions and monitoring of the length of hospital stays. Participating physicians generally admit their HMO patients to participating hospitals using referral procedures that direct the hospital to contact the Company's patient management unit, which confirms the patient's membership status while obtaining pertinent data. This unit also coordinates related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or "catastrophic" cases is provided by a special case unit.

Specialist and Ancillary Services

Specialist physicians participating in the Company's networks are generally reimbursed at contracted rates per visit or procedure.

The Company's HMOs have capitated payment arrangements for most mental health, substance abuse and laboratory services.

Integrated Delivery Systems

In some locations, the Company has developed contractual relationships with integrated delivery systems ("IDS") to provide comprehensive medical and hospital services. Under these arrangements, the Company's HMOs contract with an IDS for a fixed, per member fee or a percentage of premium. These arrangements cover most or all of the care required by the member which is generally delivered by the IDS and its affiliated PCPs, hospitals and specialists.

Quality Assessment

The Company's quality assessment programs begin with the initial review of providers. Each physician's license, education and work history is reviewed by the Company or in some cases the physician's affiliated group or organization. A Committee of participating physicians in each geographical area reviews this information before physicians can participate in the network. Participating physicians also periodically undergo a recredentialing process. Participating hospitals are required to have HCFA and Joint Commission on Accreditation of Healthcare Organizations accreditation.

Recredentialing of PCPs covers many aspects of patient care, which may include an analysis of member grievances filed with the Company, on-site interviews, member surveys and analysis of drug prescription patterns, and, for HMOs, analysis of utilization patterns. Committees, composed of a peer group of participating private physicians, review participating PCPs being considered for recredentialing.

The Company also offers quality and outcome measurement programs, improvement programs and health care data analysis systems to providers and purchasers of health care.

The Company seeks accreditation for some of its HMO plans from the National Committee for Quality Assurance (the "NCQA"), a national organization established to review the quality and medical management systems of HMOs and other managed care plans. NCQA accreditation is a nationally recognized standard. As of December 31, 2000, approximately 88% of the Company's HMOs members participated in HMOs that had received accreditation by the NCQA.

The Company seeks accreditation for its non-HMO products from the American Accreditation Healthcare/ Commission/URAC ("URAC"), a national organization founded in 1990 to establish standards for the managed care industry. Purchasers and consumers look to URAC's accreditation as an indication that a managed care organization has the necessary structures and processes to promote high quality care and preserve patient rights. In addition, regulators in over half of the states recognize URAC's accreditation standards in the regulatory process. Aetna Inc. and Aetna Life Insurance Company ("ALIC") have received URAC accreditation extending through May 1, 2002.

Principal Markets and Sales
---------------------------

Total Commercial, Medicare and Medicaid HMO, POS, PPO and Indemnity membership ("Health membership") is widely dispersed throughout the United States. The Company offers a wide array of benefit plans, many of which are available in all 50 states.

Products offered by Group Insurance and Other Health are available in all 50 states. Depending on the product, the Company markets to a range of customers from small employer groups to large, multi-site national accounts.

The following table presents total Health membership by region and funding arrangement, at December 31:

                                        2000(1)                          1999(2)(3)                          1998(4)
                               -------------------------        ---------------------------         ---------------------------
(Thousands)                     Risk   Nonrisk     Total          Risk     Nonrisk    Total          Risk    Nonrisk      Total
-------------------------------------------------------------------------------------------------------------------------------
Northeast                      1,485       788     2,273         1,535         858    2,393         1,347        708      2,055
Mid-Atlantic                   1,947     1,434     3,381         2,140       1,462    3,602         1,759      1,268      3,027
Capitol                          730     1,008     1,738           900       1,107    2,007           791        984      1,775
Southeast                      1,357     1,133     2,490         1,518       1,263    2,781           613      1,009      1,622
Mid-West                       1,013     1,892     2,905         1,091       1,995    3,086           710      1,817      2,527
West Central                     797       970     1,767           711         998    1,709           208        785        993
Southwest                      1,230     1,187     2,417         1,785       1,286    3,071           997        910      1,907
Pacific Coast                  1,324       978     2,302         1,437         969    2,406           878        881      1,759
-------------------------------------------------------------------------------------------------------------------------------
Total Health
  Membership                   9,883     9,390    19,273        11,117       9,938   21,055         7,303      8,362     15,665
===============================================================================================================================

(1) Membership in thousands includes 260 Medicare members affected by the Company's exit of a number of Medicare service areas, effective January 1, 2001 and 878 Prudential ASO members, which Health Care agreed to service.

(2) Membership in thousands includes 509 Risk and 56 Nonrisk members of the NYLCare Texas operations sold on March 31, 2000.

(3) Membership in thousands includes 5,093 PHC members, including 1,688 Prudential ASO members which Health Care agreed to service.

(4)  Membership in thousands includes 1,975 NYLCare members.

For membership composition of Health Care's products by funding arrangement, refer to MD&A - Health Care - Membership in the Annual Report.

For both Health Risk and PHC and Group Insurance and Other Health, products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of coverages, from which the employee makes his or her selection during a designated annual open enrollment period. Employers pay all or a portion of the monthly premiums, and employees, through payroll deductions, pay any premium not paid by their employer.

Within Health Risk and PHC, Medicare coverage is sold on an individual basis as well as through employer groups to their retirees. Medicaid and subsidized children's health insurance programs are marketed to individuals rather than employer groups.

Health Care products are sold primarily through the Company's sales personnel, who frequently work with independent consultants and brokers who assist in the production and servicing of business. Sales representatives also sell to employers on a direct basis. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. Marketing and sales efforts are promoted by an advertising program which includes television, radio, billboards and print media, supported by market research and direct marketing efforts.

Health Pricing
--------------

For full risk Commercial plans, customer contracts are generally established in advance of the policy period, for a duration of one year. In determining the premium rates to be charged to the customer, prospective and retrospective rating methodologies are used.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs cannot be recovered in the current policy year; however, prior experience for a product in the aggregate is considered, among other factors, in determining premium rates for future periods. Federally qualified HMOs are required to set premiums in this manner.

For federally qualified HMOs and for other plans where required by law, the Company establishes premium rates prior to contract inception, without regard to actual utilization of services incurred by individual members, using one of three approved community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under the "traditional community rating" method, a plan establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under the "community rating by class" method, a plan establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and sex. Under the "group specific community rating" method, a plan establishes premium rates based in part on its revenue requirements for providing services to the group. State laws, in some of the states in which the Company operates plans, require the filing with and approval by the state of plan premium rates, and some states may prohibit the use of one or more of these rating methods. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be affected if the premium rates requested by the Company are not approved or are adjusted downward by state regulators. For non-federally qualified HMOs, "experience" rating methods are utilized. Premium rates for "experience rated" plans give consideration to the plan sponsors' historical and anticipated claim experience.

Under retrospective rating, a premium rate is determined at the beginning of the policy period. After the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than those expected) then a refund may be credited to the policy. If the experience is negative, then the resulting deficit may, in certain instances, be recovered through contractual provisions; otherwise the deficit is considered in setting future premium levels. If a customer elects to terminate coverage, these deficits generally cannot be recovered. Retrospective rating is often used for non-HMO, employer-funded plans which cover more than 300 lives.

The Company has contracts with HCFA to provide HMO Medicare+Choice coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these annual contracts, HCFA pays the HMO at a capitated rate based on membership and is adjusted for demographic factors and a user fee. Inflation, changes in utilization patterns and benefit plans, demographic factors such as age and sex, and both local county and national fee for service average per capita Medicare costs are considered in the rate calculation process. Amounts payable under Medicare risk arrangements are subject to annual unilateral revision by HCFA. In addition to premiums received from HCFA, most of the Medicare products offered by the Company require a supplemental premium to be paid by the member. Under Medicare risk arrangements, the Company assumes the risk of higher than expected medical expenses. Medicare contracts generate higher per member per month revenues, but also generate higher per member per month medical expenses, than Commercial plans.

The Company also has HMO contracts with a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit.

The Company has contracts with state and local agencies in New Jersey, Pennsylvania and Washington to provide full risk health benefits to persons eligible for Medicaid and/or subsidized children's health insurance program benefits. These contracts are generally for a period of one to three years. The Company receives a fixed monthly payment based on membership in return for the coverage of health care services. The rates are subject to periodic unilateral revision by the contracting agencies. The Company assumes the risk of higher than expected medical expenses.

Contracts with plan sponsors to provide administrative services for employer-funded plans are generally for a period of one year. Some of the Company's contracts include certain guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that claim expenses to be incurred by plan sponsors will fall within a certain range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum at risk is typically 10% - 30% of fees for the customer involved.

Competition
-----------

Competition in the health care industry is intense, primarily due to aggressive marketing and pricing, proliferation of competing products, including new products developed in an effort to contain health care costs, and increased quality and price sensitivity. New entrants into the marketplace as well as significant consolidation within the industry have also contributed to the intense competitive environment.

The Company believes that the most significant factors which distinguish competing health plans are quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability and the geographic scope of provider networks, and the providers available in such networks and managed care programs (including NCQA accreditation status). The Company believes that it is competitive in each of these areas. The ability to increase the number of persons covered by the Company's plans or to increase revenues is affected by competition in any particular area. In addition, the ability to increase the number of persons enrolled in Health Risk products is affected by the desire and ability of employers to self fund their health coverage. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Within Health Risk and PHC, the Company competes with local and regional managed care plans, in addition to managed care plans sponsored by large health insurance companies and Blue Cross/Blue Shield plans. Additional competitors include other types of medical and dental provider organizations, various specialty service providers, integrated health care delivery organizations, and in certain plans, programs sponsored by the federal or state governments.

Within the Other Health component of Group Insurance and Other Health, the Company competes primarily with other commercial insurance companies and third party administrators.

For the group insurance industry, the Company believes that the most significant factors which distinguish competing companies are price, quality of service, comprehensiveness of coverage, and product array and design. Specialty carriers have increased market penetration in the life and disability business. The deeply penetrated group life market remains highly competitive.

Reserves
--------

For Health Risk and PHC, health care costs payable reflect estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable are estimated periodically, and any resulting adjustments are reflected in the current-period operating results within health care costs. Health care costs payable are based on a number of factors, including those derived from historical claim experience. An extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates and the adequacy of the estimate is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those assumed in estimating health care costs payable would cause these estimates to change in the near term, and such change could be material. Refer to the MD&A - Health Care - Health Risk and PHC in the Annual Report for a discussion of certain factors relating to reserves at December 31, 2000.

For Group Insurance and Other Health, unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts, including an estimate for claims incurred but not reported as of the balance sheet date. Such reserves are based upon the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from government programs. Reserves for claims incurred but not reported are developed using actuarial principles and assumptions which consider, among other things, contractual requirements, historical payment patterns, seasonality and other relevant factors. Future policy benefits consist primarily of reserves for limited payment pension and annuity contracts (in the Large Case Pensions business) and long-duration group paid-up and supplemental life and long-term care insurance contracts in the Health Care business. Reserves for limited payment contracts are computed in accordance with actuarial principles and are based upon assumptions reflecting anticipated mortality, retirement, expense and interest rate experience. Such assumptions generally vary by plan, year of issue and policy duration. Reserves for group paid-up and supplemental life and long-term care contracts represent the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. Reserves are estimated periodically and any resulting adjustments are reflected in current earnings.

Policyholders' funds consist primarily of reserves for pension and annuity contracts in the Large Case Pensions business and customer funds associated with group life and health contracts in the Health Care business. Reserves on such contracts are equal to cumulative deposits less charges plus credited interest thereon, net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves on contracts subject to experience rating reflect the rights of policyholders, plan participants and the Company.

Health and group insurance premiums are generally recorded as premium revenue over the term of the coverage. Some group contracts allow for premiums to be adjusted to reflect emerging experience. Such premiums are recognized as the related experience emerges.

Reinsurance
-----------

The Company uses reinsurance agreements with nonaffiliated insurers for Group Insurance products to control its exposure to large losses and certain other risks. The Company maintains catastrophic life reinsurance which provides protection against accidents involving five or more covered lives. For disability products, certain reinsurance arrangements have been established to reflect the circumstances of the specific disability risks. These include an excess individual amount arrangement for a particular market segment of disability products, a quota share treaty for another market segment of disability products, and facultative treaties on a case by case basis. In addition, the Company carries excess medical malpractice professional liability insurance.

In connection with the acquisition of PHC, the Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. This reinsurance agreement ended on December 31, 2000, except that the agreement provides for a period of time during which such medical cost reimbursements (as calculated per the agreement) will be finalized, which is expected to be completed by the end of 2001. Refer to Note 4 of Notes to Consolidated Financial Statements in the Annual Report for further discussion.

Group Life Insurance In Force and Other Statistical Data
--------------------------------------------------------

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)                                                  2000                1999          1998
---------------------------------------------------------------------------------------------------------------
In force, end of year                                               $ 391,734           $ 355,014      $378,727
---------------------------------------------------------------------------------------------------------------
Terminations (lapses and all other)                                 $  37,561           $  77,648      $ 14,018
---------------------------------------------------------------------------------------------------------------
Number of policies and contracts in force, end of year:
   Group Life Contracts(1)                                             14,354              14,519        14,044
   Group Conversion Policies(2)                                        27,349              28,767        31,024
---------------------------------------------------------------------------------------------------------------

(1) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(2) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information
---------------------------------------------

Information regarding certain important factors that may materially affect Health Care's business is incorporated by reference to the MD&A -
Forward-Looking Information/Risk Factors and the MD&A - Health Care - Outlook in the Annual Report.

2. Large Case Pensions

Principal Products
------------------

Large Case Pensions manages a variety of retirement products (including pension and annuity products) offered to IRC Section 401 qualified defined benefit and defined contribution plans. Contracts provide nonguaranteed, partially guaranteed (experience-rated) and fully guaranteed investment options through general and separate account products. The majority of Large Case Pensions' products that use separate accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risk. Large Case Pensions earns a management fee on these separate accounts.

In 1993, the Company discontinued its fully guaranteed Large Case Pension products. Information regarding these products is incorporated herein by reference to the MD&A - Large Case Pensions - Discontinued Products in the Annual Report.

Factors Affecting Forward-Looking Information
---------------------------------------------

Information regarding certain important factors that may materially affect Large Case Pensions' business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A - Large Case Pensions - Outlook in the Annual Report.

3. Total Investments

Consistent with the nature of the contract obligations involved in the Company's health, life, annuity and pension operations, the majority of general account assets have been invested in intermediate and long-term, fixed-income obligations such as treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of the Company's investments, refer to Notes 2, 5 and 8 of Notes to Consolidated Financial Statements and MD&A - Total Investments in the Annual Report.

The following table sets forth the distribution of invested assets, cash and cash equivalents and accrued investment income of the Company's general account portfolio (excluding Discontinued Operations) as of the end of the years indicated: (1) (2)

(Millions)                                                                         2000                 1999
---------------------------------------------------------------------------------------------------------------
Bonds:
     U.S. government and government agencies and authorities                     $   867.4            $   783.2
     States, municipalities and political subdivisions                               833.2                622.6
     U.S. corporate securities:
       Utilities                                                                   1,184.4              1,739.4
       Financial                                                                   1,743.3              2,187.0
       Transportation/Capital goods                                                1,120.2              1,448.1
       Health care/Consumer products                                                 584.3              1,779.7
       Natural Resources                                                           1,057.0                   --
       Other corporate securities                                                  1,231.2                642.4
---------------------------------------------------------------------------------------------------------------
          Total U.S. corporate securities                                          6,920.4              7,796.6
---------------------------------------------------------------------------------------------------------------
     Foreign:
       Government, including political subdivisions                                  653.9                938.4
       Utilities                                                                      99.9                182.5
       Other                                                                       1,452.0              1,102.3
---------------------------------------------------------------------------------------------------------------
          Total foreign securities                                                 2,205.8              2,223.2
---------------------------------------------------------------------------------------------------------------
     Residential mortgage-backed securities:
       Pass-throughs                                                               1,421.3              1,825.3
       Collateralized mortgage obligations                                            69.9                 53.9
---------------------------------------------------------------------------------------------------------------
          Total residential mortgage-backed securities                             1,491.2              1,879.2
---------------------------------------------------------------------------------------------------------------
     Commercial/Multifamily mortgage-backed securities                             1,608.5              1,496.0
     Other asset-backed securities                                                   356.2                250.9
---------------------------------------------------------------------------------------------------------------
Total bonds                                                                       14,282.7             15,051.7
Redeemable preferred stocks                                                          171.3                130.3
---------------------------------------------------------------------------------------------------------------
Total debt securities (3)                                                         14,454.0             15,182.0
---------------------------------------------------------------------------------------------------------------
Equity securities:
     Common stocks                                                                   196.4                247.7
     Nonredeemable preferred stocks                                                   43.7                 38.7
---------------------------------------------------------------------------------------------------------------
Total equity securities                                                              240.1                286.4
---------------------------------------------------------------------------------------------------------------
Other investment securities                                                           31.1                216.4
Mortgage loans                                                                     2,201.2              2,377.0
Investment real estate                                                               319.2                269.5
Other (4)                                                                          1,220.7              1,012.6
---------------------------------------------------------------------------------------------------------------
Total investments                                                                $18,466.3            $19,343.9
===============================================================================================================
Cash and cash equivalents                                                        $ 1,943.8            $ 1,628.7
===============================================================================================================
Accrued investment income                                                        $   260.3            $   267.4
===============================================================================================================

(1)  Excludes Separate Accounts.

(2) Includes $5.6 billion in 2000 and $5.9 billion in 1999 of investments supporting discontinued products.

(3) Includes approximately $584.1 million of loaned securities at December 31, 2000.

(4) Includes debt securities on deposit as required by regulatory authorities of $667.2 million at December 31, 2000 and $629.5 million at December 31, 1999.

The following table summarizes the Company's investment results:  (1)

                                      Net         Earned Net           Net Realized
                                  Investment      Investment           Capital Gains
(Dollar amounts in millions)        Income (2)   Income Rate (3)       (Losses) (4)
------------------------------------------------------------------------------------
For the year:
2000                                $1,631.6               7.7%            $ (40.1)
1999                                 1,601.8               7.3                62.5
------------------------------------------------------------------------------------

(1)  Excludes Separate Accounts and investments in affiliates.

(2) Net investment income excludes net realized capital gains and losses, as well as income taxes and includes investment expenses.

(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average amount of cash, invested assets, excluding unrealized gains and losses, and accrued investment income for the year.

(4) Net realized capital gains (losses) exclude income taxes and gains and losses allocable to experience-rated pension contractholders.

4.  Other Matters

a.  Regulation

Information regarding significant regulations affecting the Company is incorporated herein by reference to the MD&A - Regulatory Environment in the Annual Report.

b.  NAIC IRIS Ratios

The National Association of Insurance Commissioners' ("NAIC") Insurance Regulatory Information System ("IRIS") ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators with "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios, and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 2000, none of the Company's significant insurance subsidiaries had more than three IRIS ratios that were outside of the NAIC usual ranges.

Management does not expect that any of the Company's significant insurance subsidiaries will have more than three IRIS ratios outside of the NAIC usual ranges for 2001.

Refer to MD&A - Liquidity and Capital Resources in the Annual Report for additional discussion regarding solvency regulation.

c. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the years ended December 31:

Aetna Inc.                                                    2000             1999         1998        1997       1996
-----------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                            0.89             3.31         3.89        4.41       0.86
Ratio of Earnings to Combined Fixed Charges
  and Preferred Stock Dividends(1)                            0.89             2.81         2.87        3.24       0.68
-----------------------------------------------------------------------------------------------------------------------

(1) Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the years ending December 31, 1996, 1997, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock issued of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges. "Fixed charges" consists of interest expense (and the portion of rental expense deemed representative of the interest factor).

Pretax loss from continuing operations used in calculating the ratio for 2000 reflects a goodwill write-off of $310 million, a severance and facilities charge of $143 million and $58 million of change-in control related payments and other costs required to effect the spin-off of the Company from former Aetna. Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges of 1.0 and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0, was approximately $39 million in 2000.

Pretax loss from continuing operations used in calculating the ratio for 1996 reflects a severance and facilities charge of $802 million in 1996. Additional pretax income from continuing operations necessary to achieve a ratio of earnings to fixed charges of 1.0 was approximately $30 million in 1996. Additional pretax income from continuing operations necessary to achieve a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0 was approximately $81 million in 1996.

d. Trademarks

The trademarks Aetna (Registered Trademark), Aetna U.S. Healthcare (Registered Trademark), and U.S. Healthcare (Registered Trademark), together with the corresponding design logos, are owned by the Company. The Company considers these trademarks and its other trademarks and trade names important in the operation of its business. However, the business of the Company is not dependent on any individual trademark or trade name.

e. Ratings

The ratings of Aetna Inc. and its subsidiaries follow (3):

                                                                           Rating Agencies
                                                  ---------------------------------------------------------------
                                                                                        Moody's
                                                                                       Investors         Standard
                                                  A.M. Best           Fitch**           Service          & Poor's
                                                  ---------------------------------------------------------------
Aetna Inc. (senior debt)
  November 15, 2000                                      *              A-               Baa2               A-
  February 22, 2001 (1)                                  *              A-               Baa2               A-

Aetna Inc. (commercial paper)
  November 15, 2000                                      *              F2                P2                A2
  February 22, 2001 (1)                                  *              F2                P2                A2

Aetna Life Insurance Company
  (claims paying/financial strength)
  November 15, 2000                                      A (2)          AA-               A2                A+
  February 22, 2001 (1)                                  A              AA-               A2                A+

*    Nonrated by the agency.

**   Formerly known as Duff & Phelps.

(1) Moody's and Fitch have these ratings on outlook-stable. On February 2, 2001, Standard & Poor's removed ALIC's rating from CreditWatch and affirmed it's A+ rating. Standard & Poor's has the Aetna Inc. senior debt and ALIC ratings on outlook-negative.

(2) Rating as of December 14, 2000, the earliest date available. Also on this date, A.M. Best removed ALIC from its "under review with developing implications" status.

(3) All ratings provided in this table are reflective of the operations and financial position of Aetna Inc., formerly Aetna U.S. Healthcare Inc., and its subsidiaries.

f. Miscellaneous

The Company had approximately 40,700 domestic employees at December 31, 2000.

The federal government is a significant customer of the Health Care segment and the Company, with their premiums and fees accounting for approximately 19% of the Company's consolidated revenue in 2000. Contracts with HCFA for coverage of Medicare-eligible individuals accounted for 79% of these premiums and fees, with the balance from federal employee related benefit programs. Refer to MD&A-Forward-looking Information/Risk Factors in the Annual Report for more information concerning the repricing of these contracts. Revenue from Medicare contracts is expected to substantially decline in 2001 due to the exit, effective January 1, 2001, of a number of Medicare service areas, affecting approximately half of the Company's Medicare membership. No other customer accounted for 10% or more of the Company's consolidated revenues in 2000. The Large Case Pensions segment is not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of the segment. Refer to Note 17 of Notes to Consolidated Financial Statements in the Annual Report regarding segment information.

The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments.

Item 2.  Properties.

The home office of the Company is a building complex located at 151 Farmington Avenue, Hartford, Connecticut, with approximately 1.1 million square feet. The Company and certain of its subsidiaries also own or lease other space in the greater Hartford area; Blue Bell, Pennsylvania; Fairfield, New Jersey and Roseland, New Jersey; as well as various field locations throughout the country. The Company believes its properties are adequate and suitable for its business as presently conducted.

The foregoing does not include numerous investment properties held by the Company in its general and Separate Accounts.

Item 3.  Legal Proceedings.

Shareholder Litigation
Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert; on November 26, 1997 by the Rainbow Fund, Inc.; and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that former Aetna and three of its former officers or directors, Ronald E. Compton, Richard L. Huber and Leonard Abramson, were liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and former Aetna's medical claim reserves. On January 4, 2001, the Court entered an order granting final approval to a settlement of the action. Under the terms of the settlement, which does not involve any admission of wrongdoing, former Aetna and its insurance carriers paid a total of approximately $83 million into a settlement fund, which will be used to pay claims submitted by members of the class certified by the Court and to pay fees of the plaintiffs' attorneys. A substantial portion of the settlement was covered by insurance, but the Company's earnings for the year ended December 31, 2000, reflected an after-tax charge of approximately $5 million to cover its share of the settlement.

Four purported shareholder class action complaints were filed in the Superior Court of Connecticut, Hartford County, alleging in substance that former Aetna and its directors breached fiduciary duties to shareholders in responding to a February 24, 2000 letter from Wellpoint Health Networks, Inc. and ING America Insurance Holdings, Inc. which had invited discussions concerning a possible transaction. These actions were filed on behalf of George Schore, Michael Demetrio and Gersh Korsinsky on March 3, 2000, The Rainbow Fund on March 7, 2000, Eleanor Werbowsky on March 7, 2000, and Catherine M. Friend on March 23, 2000. On July 26, 2000, the Connecticut court ordered consolidation of the four Connecticut actions. On October 12, 2000, the plaintiffs in the four Connecticut actions withdrew their complaints. A fifth, substantially similar complaint was filed by Barnett Stepak on behalf of a purported class of former Aetna shareholders on March 28, 2000 in the Supreme Court of New York, New York County. The complaint in the New York action seeks various forms of relief, including unspecified damages and equitable remedies. On February 9, 2001, defendants moved to dismiss that complaint. The New York litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Managed Care Class Action Litigation
The Company is involved in several purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies.

On October 23, 2000, the Judicial Panel on Multidistrict Litigation transferred a number of these actions to the United States District Court for the Southern District of Florida (the "Florida Federal Court") for consolidated pretrial proceedings. The actions so consolidated by this and subsequent orders, including actions originally filed in the Florida District Court, include the following actions brought by the named individuals on the indicated dates:

        -  Anthony Conte (October 4, 1999)

        - Jo Ann O'Neill (October 7, 1999; by amendment dated November 9, 1999, Lydia K. Rouse and Danny E. Waldrop joined as additional plaintiffs)

        -  Jeanne E. Curtright (October 28, 1999)

        - Raymond D. Williamson, III (November 22, 1999, and a second case was filed in the Florida Federal Court on June 23, 2000)

        -  Michael V. Amorosi (December 3, 1999)

        -  Eugene Mangieri, M.D. (January 19, 2000)

        - H. Robert Harrison, M.D., Martin Moran, M.D., Lance R. Goodman, M.D., Sandy Springs Pediatrics & Adolescent Medicine, P.C., Pediatric Infectious Disease Associates, LLC, American Medical Association, and Medical Association of Georgia (February 16, 2000 naming Company defendants, and April 18, 2000 naming Prudential defendants)

        -  Jennifer McCarron and Ira S. Schwartz (April 11, 2000)

        -  John Romero and Catherine Romero (May 22, 2000)

        -  Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000)

        -  Glenn O'Brien and Christopher Gallagher (August 7, 2000)

        - Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000)

The plaintiffs in the Conte, O'Neill, Williamson, Amorosi, McCarron, Romero and O'Brien cases (together with Curtright, the "Subscriber Cases") seek to represent purported nationwide classes of current and former members of the Company's health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO") and the Employee Retirement Income Security Act of 1974 ("ERISA"), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants' managed care practices, including capitated payments to providers and utilization management practices.

The plaintiffs in the Mangieri and Shane cases (together with Harrison, the "Provider Cases") seek to represent purported nationwide classes of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. The Harrison actions seek to represent a purported class of Georgia physicians. The Mangieri action is brought against Aetna Inc. The Shane action is brought against Aetna Inc. and a number of other managed care companies. The Harrison actions are brought against Aetna Inc. and Prudential. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief, for alleged violations of RICO, ERISA and laws and regulations regarding the timely payment of claims, and seek similar relief under common law theories. The Provider Cases collectively allege that each managed care organization did not adequately disclose utilization management and other reimbursement practices, did not timely pay claims, and employed coercive economic power to force physicians to enter into economically unfavorable contracts. Shane further charges that Aetna Inc. and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O'Neill Complaint. The motion to dismiss has been fully briefed, and the Florida Federal Court heard oral argument on October 26, 2000. On September 29, 2000, plaintiffs moved for class certification. The motion has been fully briefed, and the Florida Federal Court has scheduled oral argument for March 14, 2001.

The Curtright Subscriber Case was originally filed in the Superior Court of California, County of Contra Costa. Defendants removed the action to the United States District Court for the Northern District of California. Plaintiff moved to remand the action to state court. Aetna Inc. moved to dismiss the action for failure to state a claim upon which relief can be granted. The motions to remand and dismiss were pending when the Curtright Subscriber Case was transferred to the Florida Federal Court, which has not ruled on these motions.

On September 22, 2000 Aetna Inc. and the other defendants separately moved to dismiss the Shane Provider Case. The motion to dismiss has been fully briefed, and the Florida Federal Court heard oral argument on October 26, 2000. On October 20, 2000 plaintiffs moved for class certification. The motion has been fully briefed, and the Florida Federal Court has scheduled oral argument for February 28, 2001.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They, along with the Harrison and Mangieri Provider Cases, remain in the preliminary stages. The Company intends to continue to vigorously defend the Subscriber Cases and the Provider Cases.

A purported class action complaint was filed by Douglas Chapman against Aetna Inc. on September 7, 2000 in the United States District Court for the District of Connecticut. This action is brought on behalf of participants in the Company's PPO, indemnity and third-party payor plans and relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members. The plaintiff seeks various forms of relief, including unspecified damages, from Aetna Inc. for alleged violations of ERISA. While the case currently is pending in the court in which it was originally filed, on December 13, 2000 the Judicial Panel on Multidistrict Litigation issued a conditional transfer order that would transfer this action to the Florida Federal Court for consolidated pretrial proceedings with the Subscriber Cases. The plaintiff has filed an objection to that order. The Company intends to continue to vigorously defend this action, which is in the preliminary stages.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the "California Superior Court") on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint, as amended, seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company's HMO members and the general public and for alleged unfair practices relating to contracting of doctors. On May 5, 2000, the California Superior Court denied defendants' demurrer but granted in part their motion to strike portions of the Ross Complaint and ordered plaintiffs to file an amended complaint. The amended complaint was filed on May 15, 2000, and a second amended complaint was filed on June 28, 2000. On August 15, 2000, the California Superior Court denied defendants' demurrer but granted, in part, their motion to strike portions of the second amended complaint and ordered the plaintiffs to file a third amended complaint. The third amended complaint was filed on August 25, 2000. Defendants have filed several motions to strike and demurrers which have been granted in part. The court granted defendants' motion to strike the request for restitution, and on November 17, 2000, the plaintiffs filed a fourth amended complaint. On December 22, 2000, defendants filed a motion to strike the request for restitution. Hearing on that motion is scheduled for March 2, 2001. Defendants intend to continue to defend this action vigorously.

On February 15, 2001, two complaints were filed in the Superior Court for New Haven County, Connecticut against Aetna Health Plans of Southern New England, Inc., an indirect subsidiary of Aetna Inc. One complaint was filed by the Connecticut State Medical Society on behalf of its members. The other complaint was filed by Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. on behalf of a purported class of Connecticut State Medical Society members who provided services to the Company's members on or after July 19, 1996. Each complaint alleges in substance that the Company engages in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians, and that the Company has been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. The Connecticut State Medical Society complaint seeks injunctive relief and attorneys' fees under the Connecticut Unfair Trade Practices Act ("CUTPA"). The McIntosh complaint asserts claims under CUTPA and various common law doctrines and seeks similar injunctive relief, along with unspecified monetary damages, punitive damages and attorneys' fees. Each of these actions is in the preliminary stages, and the Company intends to defend each action vigorously.

Other Litigation and Regulatory Proceedings
The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health care business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of Aetna Inc., is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, County of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of former Aetna, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously.

In addition, the Company's business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been heightened review by these regulators of the managed health care industry's business practices, including utilization management and claim payment practices. As the largest national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during 2001. These reviews may result in changes to or clarifications of the Company's business practices, and may result in fines, penalties or other sanctions.

While the ultimate outcome of this other litigation and these regulatory proceedings cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 4.  Submission of Matters to a Vote of Security Holders.

At a special shareholders meeting held on November 30, 2000, three matters were submitted to a vote: a proposal to approve the Transaction (refer to "Organization of Business" for more information); a proposal to adopt the Company's 2000 Stock Incentive Plan; and a proposal to adopt the Company's 2001 Annual Incentive Plan.

The results of voting on these matters were as follows:

                                                                  Votes               Votes
                                                                   For               Against          Abstentions
                                                              -------------        -----------       -------------
Proposal to approve the Transaction                           102,939,202          1,652,091            9,444,463

Proposal to adopt the Company's 2000                           89,292,307          23,651,768           1,091,681
Stock Incentive Plan

Proposal to adopt the Company's 2001                          108,509,076          4,550,377             976,303
Annual Incentive Plan

EXECUTIVE OFFICERS OF AETNA INC.*

The Chairman of the Company is elected and all other executive officers listed below are appointed by the Board of Directors of the Company at its Annual Meeting each year to hold office until the next Annual Meeting of the Board or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or Director.


Name of Officer                              Principal Position                                     Age*
---------------                              ------------------                                     ---
William H. Donaldson                         Chairman                                                69

John W. Rowe, M.D.                           President and Chief Executive Officer                   56

Frolly M. Boyd                               Vice President, Group Insurance                         50

L. Edward Shaw, Jr.                          Executive Vice President and                            56
                                             General Counsel

Alan J. Weber                                Vice Chairman for Strategy                              51
                                             and Finance and Chief Financial Officer

*As of February 23, 2001

EXECUTIVE OFFICERS' BUSINESS EXPERIENCE DURING PAST FIVE YEARS

WILLIAM H. DONALDSON became Chairman of the Company on May 30, 2000 and also served as its President and Chief Executive Officer from May 30, 2000 to September 15, 2000. He also served as Chairman, President and Chief Executive Officer of former Aetna from February 25, 2000 to December 13, 2000. Prior to assuming this position, Mr. Donaldson served as Co-Founder and Senior Advisor of Donaldson, Lufkin & Jenrette, Inc. (investment banking) since September 1995.

JOHN W. ROWE, M.D. became President and Chief Executive Officer of the Company on September 15, 2000, when the Company was former Aetna's health and related benefits subsidiary, and continued in that role following the spin-off of the Company as an independent, public company on December 13, 2000. Dr. Rowe also served as an executive officer of former Aetna from September 15, 2000 until the spin-off. Prior to joining Aetna, Dr. Rowe served as President and Chief Executive Officer of Mount Sinai NYU Health, a position he assumed in 1998 after overseeing the 1998 merger of the Mount Sinai and NYU Medical Centers. Dr. Rowe joined The Mount Sinai Hospital and the Mount Sinai School of Medicine as President in 1988.

FROLLY M. BOYD became Vice President, Group Insurance of the Company on December 8, 2000, having headed the Group Insurance business of former Aetna since April 1996. From 1993 to 1996, she served as Vice President, Group Products, for Aetna Health Plans.

L. EDWARD SHAW, JR. became General Counsel of the Company on May 30, 2000 and Executive Vice President of the Company on August 28, 2000, having served as General Counsel of former Aetna since May 1999 and Senior Vice President from May 24, 1999 to June 30, 2000, when he became Executive Vice President of former Aetna. From January 1998 to May 1999, he served as Chief Corporate Officer for North America of NatWest Group, from August 1997 to January 1998, as President of NatWest Markets Group Inc. and from May 1996 to August 1997, he served as its General Counsel. From 1985 to 1996, Mr. Shaw served as Executive Vice President and General Counsel of The Chase Manhattan Corporation.

ALAN J. WEBER became Chief Financial Officer of the Company on August 28, 2000 and Vice Chairman for Strategy and Finance on October 30, 2000. He has served as former Aetna's Vice Chairman for Strategy and Finance and Chief Financial Officer since August 1, 1998. From July 1994 to July 1998, Mr. Weber served as Chairman of Citibank International.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Aetna Inc.'s common shares are listed on the New York Stock Exchange. They trade under the symbol AET. As of January 31, 2001, there were 15,845 record holders of Aetna Inc.'s common shares.

Information regarding restrictions on the Company's present and future ability to pay dividends is incorporated herein by reference to Note 13 and Note 15 of Notes to Consolidated Financial Statements and MD&A - Liquidity and Capital Resources in the Annual Report.

Item 6.  Selected Financial Data.

The information contained in Selected Financial Data in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the MD&A in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in MD&A-Total Investments in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors Report and unaudited Quarterly Data are incorporated herein by reference to the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information concerning Executive Officers is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning Directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Proxy Statement.

Item 11. Executive Compensation.

The information under the captions "Director Compensation in 2000", "Other Information Regarding Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information under the captions "Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information under the captions "Other Information Regarding Directors" and "Certain Transactions and Relationships" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.*

(a)  The following documents are filed as part of this report:

1.  Financial statements:

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors' Report are incorporated herein by reference to the Annual Report.

2.  Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item
14. Refer to Index to Financial Statement Schedules on page 27.

3.  Exhibits:*

(3)  Articles of Incorporation and By-Laws.

3.1 Form of Amended and Restated Articles of Incorporation of Aetna Inc. (formerly Aetna U.S. Healthcare Inc.), incorporated herein by reference to Exhibit 3.1 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

3.2 Form of Amended and Restated By-laws of Aetna Inc., incorporated herein by reference to Exhibit 3.2 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

(4)   Instruments defining the rights of security holders, including indentures.

4.1 Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2 Form of Rights Agreement between Aetna Inc. and EquiServe Trust Company, N.A., as Rights Agent, incorporated herein by reference to
         Exhibit 4.2 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.3 Form of Senior Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Registration Statement on Form S-3 filed on January 19, 2001.

4.4 Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.'s Registration Statement on Form S-3 filed on January 19, 2001.

(10)  Material contracts.

10.1 Agreement and Plan of Restructuring and Merger dated as of July 19, 2000 among ING America Insurance Holdings, Inc., ANB Acquisition Corp., former Aetna and, for limited purposes only, ING Groep N.V., incorporated herein by reference to Exhibit 2.1 to former Aetna's Form 10-Q filed on August 4, 2000.

10.2 Form of Tax Sharing Agreement among former Aetna, Aetna Inc. and ING America Insurance Holdings, Inc., incorporated herein by reference to
         Exhibit 10.2 to Aetna Inc.'s Registration Statement on Form 10 filed on September 1, 2000.

10.3 Form of Employee Benefits Agreement between former Aetna and Aetna Inc., incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Registration Statement on Form 10 filed on September 1, 2000.

10.4 Term Sheet for Transition Services Agreement between former Aetna and Aetna Inc., incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Registration Statement on Form 10 filed on September 1, 2000.

10.5 Form of Distribution Agreement between former Aetna and Aetna Inc., incorporated herein by reference to Annex C to former Aetna's definitive proxy statement on Schedule 14A filed on October 18, 2000.

10.6 Trademark Assignment Agreement dated as of November 3, 2000 between former Aetna and Aetna Inc., incorporated herein by reference to
         Exhibit 10.6 to Aetna Inc.'s Amendment No.2 to Registration Statement on Form 10 filed on December 1, 2000.

10.7 Form of Trademark License Agreement between Aetna Inc. and former Aetna, incorporated herein by reference to Exhibit 10.7 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.8 Form of Software License Agreement between Aetna Inc. and former Aetna, incorporated herein by reference to Exhibit 10.8 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.9 Term Sheet for Lease Agreement between former Aetna and Aetna Life Insurance Company in respect of the property situated at 151 Farmington Avenue, Hartford, Connecticut, 06156, incorporated herein by reference to Exhibit 10.9 to Aetna Inc.'s Registration Statement on Form 10 filed on September 1, 2000.

10.10 Term Sheet for Agreement between former Aetna and Aetna Inc. in respect of the CityPlace property, situated at 185 Asylum Avenue, Hartford, Connecticut, 06103, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.'s Registration Statement on Form 10 filed on September 1, 2000.

10.11 Trademark Assignment Agreement dated as of November 2, 2000, between Aetna Life Insurance Company and Aetna Life Insurance and Annuity Company, incorporated herein by reference to Exhibit 10.26 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.12 Trademark Assignment Agreement dated as of November 3, 2000, between Aetna Life Insurance and Annuity Company and Aetna Inc., incorporated herein by reference to Exhibit 10.27 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.13 Form of Bridge Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, incorporated herein by reference to
         Exhibit 10.28 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.14 Form of 364-Day Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, incorporated herein by reference to
         Exhibit 10.29 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.15 Form of Three-Year Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, incorporated herein by reference to
         Exhibit 10.30 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.16 Form of Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Annex G to former Aetna's definitive proxy statement on
         Schedule 14A filed on October 18, 2000.**

10.17 Form of Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Annex H to former Aetna's definitive proxy statement on
         Schedule 14A filed on October 18, 2000.**

10.18 Aetna U.S. Healthcare Inc. (to be renamed Aetna Inc.) Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit
         10.13 to Aetna Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.**

10.19 1999 Director Charitable Award Program, incorporated herein by reference to Exhibit 10.1 to former Aetna's Form 10-Q filed on April 28, 1999.**

10.20 Employment Agreement dated as of May 31, 2000 by and between former Aetna and William H. Donaldson, incorporated herein by reference to
         Exhibit 10.2 to former Aetna's Form 10-Q filed on August 4, 2000.**

10.21 Tax Agreement dated as of May 31, 2000 by and between former Aetna and William H. Donaldson, incorporated herein by reference to Exhibit 10.3 to former Aetna's Form 10-Q filed on August 4, 2000.**

10.22 Bonus Agreement dated as of May 31, 2000 by and between former Aetna and William H. Donaldson, incorporated herein by reference to Exhibit
         10.4 to former Aetna's Form 10-Q filed on August 4, 2000.**

10.23 Employment Agreement dated as of September 6, 2000 by and between former Aetna and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.**

10.24 Employment Agreement dated as of May 7, 1996 between Aetna Life and Casualty Company and Frolly M. Boyd.**

10.25 Memorandum Agreement dated as of June 7, 1996 between Aetna Life and Casualty Company and Frolly M. Boyd.**

10.26    Letter from former Aetna to Frolly M. Boyd dated June 19, 2000.**

10.27 Letter Agreement dated April 28, 1999 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.20 to Aetna Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.**

10.28 Restrictive Covenant Agreement dated April 28, 1999 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to
         Exhibit 10.21 to Aetna Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.**

10.29 Letter Agreement dated November 17, 2000 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.24 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.**

10.30 Memorandum dated November 16, 2000 from James H. Gould to L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.25 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.**

10.31 Letter Agreement dated as of June 11, 1998 between former Aetna and Alan J. Weber, incorporated herein by reference to Exhibit 10.2 to former Aetna's Form 10-Q filed on April 28, 1999.**

10.32 Restrictive Covenant Agreement dated June 11, 1998 between former Aetna and Alan J. Weber.**

10.33 Memorandum Agreement dated September 6, 2000 between former Aetna and Alan J. Weber, incorporated herein by reference to Exhibit 10.22 to Aetna Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.**

10.34 Description of certain arrangements not embodied in formal documents, as described under the headings "Director Compensation in 2000", "Other Information Regarding Directors" and "Executive Compensation", are incorporated herein by reference to the Proxy Statement.

* Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**      Management contract or compensatory plan or arrangement.

(11)  Statement re: computation of per share earnings.

Incorporated herein by reference to Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

(12)  Statement re: computation of ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

(13)  Annual Report to security holders.

Management's Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and unaudited Quarterly Data are incorporated herein by reference to the Annual Report.

(21)  Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Inc.

(23)  Consents of experts and counsel.

Consent of Independent Auditors for Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24)  Power of attorney.


(b)  Reports on Form 8-K.

The registrant filed a report on Form 8-K on February 14, 2001 concerning the Company's fourth quarter 2000 results and other matters affecting future performance, previously communicated in its January 30, 2001 press release and conference calls with the public, which were held on January 30, 2001 and December 18, 2000.

The registrant filed a report on Form 8-K on December 14, 2000 announcing that the registrant had changed its name from "Aetna U.S. Healthcare Inc." to "Aetna Inc." on December 13, 2000, in connection with its spin-off from former Aetna.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                          AETNA INC. AND FORMER AETNA



                                                                                                   Page
                                                                                                   ----
Independent Auditors' Report                                                                         28

I          Condensed Financial Information of the Registrant:

                  Balance sheet of Aetna Inc. as of December 31, 2000 and the related statements of income, shareholders' equity and cash
                  flows for the year ended December 31, 2000.                                        29

                  Balance Sheet of former Aetna as of December 31, 1999 and the related statements of income, shareholders' equity and cash
                  flows for the years ended December 31, 1999 and 1998.                              34

II         Valuation and Qualifying Accounts and Reserves for the years ended
           December 31, 2000, 1999 and 1998.                                                         39


Certain information has been omitted from the schedules filed because the information is not applicable.

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Aetna Inc.:


Under date of January 29, 2001, we reported on the consolidated balance sheets of Aetna Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





                                       /s/ KPMG LLP



Hartford, Connecticut
January 29, 2001

                                   AETNA INC.

                                   SCHEDULE I

                         Condensed Statement of Income







                                                                      For the year ended
(Millions)                                                             December 31, 2000
----------------------------------------------------------------------------------------
Service fees - affiliates                                                     $  1,531.5
Net investment income                                                               27.7
Net realized capital gains                                                          81.9
----------------------------------------------------------------------------------------
    Total revenue                                                                1,641.1
----------------------------------------------------------------------------------------
Operating expenses                                                               1,793.9
Interest expense                                                                   248.2
----------------------------------------------------------------------------------------
    Total expenses                                                               2,042.1
----------------------------------------------------------------------------------------
Loss before income tax benefit and equity in earnings of affiliates, net          (401.0)
Income tax benefit                                                                 211.7
Equity in earnings of affiliates, net(1)                                           316.4
----------------------------------------------------------------------------------------
Net income                                                                    $    127.1
========================================================================================

(1) Includes parent company amortization of goodwill and other acquired intangible assets of $423.6 million and a goodwill write-off of $266.1 million.

See Notes to Aetna Inc. Condensed Financial Statements.

                                   AETNA INC.

                                   SCHEDULE I

                            Condensed Balance Sheet




(Millions, except share data)                                   As of December 31, 2000
---------------------------------------------------------------------------------------
Cash and cash equivalents                                                   $     244.0
Investment securities                                                             203.4
Other receivables                                                                 387.9
Other assets                                                                      176.8
---------------------------------------------------------------------------------------
Total current assets                                                            1,012.1
---------------------------------------------------------------------------------------
Long-term investments                                                               2.3
Property and equipment                                                             25.6
Investment in affiliates(1)                                                    12,663.6
Other assets                                                                       72.4
---------------------------------------------------------------------------------------
Total assets                                                                $  13,776.0
=======================================================================================
Short-term debt                                                             $   1,592.2
Accrued expenses and other liabilities                                          1,233.8
---------------------------------------------------------------------------------------
Total current liabilities                                                       2,826.0
---------------------------------------------------------------------------------------
Other liabilities                                                                 822.9
---------------------------------------------------------------------------------------
Total liabilities                                                               3,648.9
---------------------------------------------------------------------------------------
Common stock ($.01 par value, 762,500,000 shares authorized,
   142,618,551 issued and outstanding)                                          3,898.7
Accumulated other comprehensive income                                             35.1
Retained earnings                                                               6,193.3
---------------------------------------------------------------------------------------
Total shareholders' equity                                                     10,127.1
---------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $  13,776.0
=======================================================================================

(1) Includes parent company goodwill and other acquired intangible assets of $7.6 billion.

See Notes to Aetna Inc. Condensed Financial Statements.

                                   AETNA INC.

                                   SCHEDULE I

                   Condensed Statement of Shareholders' Equity




                                                                     Year ended December 31, 2000
                                                  ----------------------------------------------------------------------
                                                                                 Accumulated Other
                                                                                   Comprehensive
                                                                                   Income (Loss)
                                                                            -------------------------------
                                                                               Unrealized
                                                                 Retained     Gains (Losses)       Foreign      Common
(Millions, except share data)                         Total      Earnings     on Securities       Currency       Stock
------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                     $10,703.2     $ 7,639.5         $(206.1)        $(449.5)      $3,719.3
========================================================================================================================
Comprehensive income:
     Net income                                       127.1         127.1
     Other comprehensive loss, net of tax:
         Unrealized gains on securities
            ($486.5 pretax) (1)                       316.2                         316.2
         Foreign currency ($(50.9) pretax)            (39.9)                                        (39.9)
                                                  ---------
     Other comprehensive income                       276.3
                                                  ---------
Total comprehensive income                            403.4
                                                  =========
Capital contributions from former Aetna               118.9                                                        118.9
Dividends to former Aetna                            (216.0)       (216.0)
Outstanding shares cancelled (1,100 shares)               -                                                            -
Sale and spin-off related transaction
  (141,670,551 shares issued)                        (904.2)     (1,357.3)          (80.7)           495.1          38.7
Stock options exercised (948,000 shares issued)        21.8                                                         21.8
-------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                     $10,127.1     $ 6,193.3         $  29.4         $    5.7      $3,898.7
========================================================================================================================

(1)   Net of reclassification adjustments.


See Notes to Aetna Inc. Condensed Financial Statements.

                                   AETNA INC.

                                   SCHEDULE I

                        Condensed Statement of Cash Flows




                                                                                    For the year ended
(Millions)                                                                           December 31, 2000
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income                                                                                 $ 127.1
    Adjustments to reconcile net income to net cash used for
         operating activities:
             Equity in earnings of affiliates, net(1)                                           (316.4)
             Net realized capital gains                                                          (81.9)
    Changes in assets and liabilities:
             Net decrease in other assets and other liabilities                                 (499.6)
------------------------------------------------------------------------------------------------------
Net cash used for operating activities                                                          (770.8)
------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Proceeds from sales of investments                                                           572.8
    Increase in property and equipment                                                            (1.2)
    Dividends received from affiliates, net                                                      688.0
------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                      1,259.6
------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Repayment of short-term debt                                                                (279.7)
    Stock options exercised                                                                       21.8
    Net transfers to former Aetna                                                                (97.1)
------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                          (355.0)
------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                        133.8
Cash and cash equivalents, beginning of year                                                     110.2
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                          $244.0
======================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid                                                                               $333.4
    Income taxes paid, net                                                                      $195.5
======================================================================================================

(1) Includes parent company amortization of goodwill and other acquired intangible assets of $423.6 million and a goodwill write-off of $266.1 million


See Notes to Aetna Inc. Condensed Financial Statements.

                                   AETNA INC.

                                   SCHEDULE I

                    Notes to Condensed Financial Statements





1.    Background of Organization

The condensed parent company only financial information reflects Aetna Inc. (a Pennsylvania corporation) (the "Parent Company"). Prior to December 13, 2000, the Parent Company (formerly Aetna U.S. Healthcare Inc. and Aetna Services, Inc.) was a subsidiary of a Connecticut corporation, Aetna Inc. ("former Aetna"). On December 13, 2000, former Aetna spun-off shares of the Parent Company to shareholders of former Aetna as part of the same transaction which also resulted in the sale of former Aetna's financial services business and international business to ING Groep N.V. The Parent Company was renamed Aetna Inc. Refer to "Item 1. Business - Organization of Business" for more details regarding this transaction. The condensed financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2000 and the related statements of income, shareholders' equity and cash flows for the year ended December 31, 2000. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report. Prior to the spin-off, former Aetna was the parent company. The condensed financial information of former Aetna as of December 31, 1999 and the two years then ended follows.

2.    New Accounting Standards

Refer to Note 2 of Notes to Consolidated Financial Statements in the Annual Report for a description of new accounting standards.

3.    Acquisitions and Dispositions

Refer to Note 4 of Notes to Consolidated Financial Statements in the Annual Report for a description of acquisitions and dispositions.

4.    Discontinued Products

Refer to Note 10 of Notes to Consolidated Financial Statements in the Annual Report for a description of discontinued products.


5.    Income Taxes

Refer to Note 11 of Notes to Consolidated Financial Statements in the Annual Report for a description of income taxes.

6.    Debt

Refer to Note 13 of Notes to Consolidated Financial Statements in the Annual Report for a description of debt and Note 2 for a discussion of the allocation of interest expense to businesses presented as discontinued operations.

7.    Service Arrangement

The Parent Company has a service arrangement with its affiliates, under which the Parent Company provides certain administrative services, including accounting and processing of premiums and claims.

                           AETNA INC. (FORMER AETNA)

                                   SCHEDULE I

                         Condensed Statements of Income






                                                                            For the years ended December 31,
                                                                            --------------------------------
(Millions)                                                                         1999             1998
------------------------------------------------------------------------------------------------------------
Net investment income                                                           $    2.2         $   2.0
------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in earnings of affiliates                      2.2             2.0
Income taxes                                                                         1.8              .7
Equity in earnings of affiliates                                                   716.5           846.8
------------------------------------------------------------------------------------------------------------
Net income                                                                      $  716.9         $ 848.1
============================================================================================================


See Notes to former Aetna Condensed Financial Statements.

                           AETNA INC. (FORMER AETNA)

                                   SCHEDULE I

                            Condensed Balance Sheet





  (Millions, except share data)                                              As of December 31, 1999
  --------------------------------------------------------------------------------------------------
  Investment securities                                                                  $       4.0
  Investments in affiliates                                                                 10,674.3
  Cash and cash equivalents                                                                     11.7
  Due from affiliates                                                                            3.4
  Affiliate dividends receivable                                                                70.0
  Deferred income taxes                                                                          1.6
  --------------------------------------------------------------------------------------------------
  Total assets                                                                           $  10,765.0
  ==================================================================================================
  Dividends payable to shareholders                                                      $      28.5
  Other liabilities                                                                             23.5
  Current income taxes                                                                          22.6
  --------------------------------------------------------------------------------------------------
  Total liabilities                                                                             74.6
  --------------------------------------------------------------------------------------------------
  Common stock ($.01 par value; 500,000,000 shares authorized,
      142,680,694 issued and outstanding)                                                    3,719.3
  Accumulated other comprehensive loss                                                        (655.6)
  Retained earnings                                                                          7,626.7
  --------------------------------------------------------------------------------------------------
  Total shareholders' equity                                                                10,690.4
  --------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity                                             $  10,765.0
  ==================================================================================================


 See Notes to former Aetna Condensed Financial Statements.

                            AETNA INC. (FORMER AETNA)

                                   SCHEDULE I

                  Condensed Statements of Shareholders' Equity





                                                              Two years ended December 31, 1999
                                             -------------------------------------------------------------------------------------
                                                                                 Accumulated Other            Class C
                                                                            Comprehensive Income(Loss)         Voting
                                                                            -----------------------------   Mandatorily
                                                                             Unrealized        Foreign      Convertible
                                                              Retained      Gains (Losses)     Currency      Preferred     Common
(Millions, except share data)                      Total      Earnings      on Securities       Losses          Stock       Stock
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                  $ 11,195.4     $ 6,378.5        $ 483.9         $(176.8)       $ 865.4     $3,644.4
==================================================================================================================================
Comprehensive income:
     Net income                                     848.1         848.1
     Other comprehensive loss, net of tax:
         Unrealized losses on securities
             (($156.0) pretax) (1)                 (101.4)                      (101.4)
         Foreign currency (($43.3) pretax)          (27.9)                                       (27.9)
                                                ---------
     Other comprehensive loss                      (129.3)
                                                ---------
               Total comprehensive income           718.8
                                                =========
Common stock issued for benefit
     plans (576,387 shares)                          39.6                                                                     39.6
Repurchase of common shares
     (5,131,700 shares)                            (394.9)                                                                  (394.9)
Conversion of preferred securities
 (40,390 preferred shares converted
 to 33,097 shares)                                      -                                                       (3.3)          3.3
Common stock dividends                             (114.7)       (114.7)
Preferred stock dividends                           (55.3)        (55.3)
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                  $ 11,388.9     $ 7,056.6        $ 382.5         $(204.7)      $ 862.1      $3,292.4
==================================================================================================================================
Comprehensive loss:
     Net income                                     716.9         716.9
     Other comprehensive loss, net of tax:
         Unrealized losses on securities
          (($905.6) pretax) (1)                    (588.6)                      (588.6)
         Foreign currency (($132.5) pretax)        (244.8)                                      (244.8)
                                               ----------
     Other comprehensive loss                      (833.4)
                                               ----------
               Total comprehensive loss            (116.5)
                                               ==========
Common stock issued for benefit
     plans (588,580 shares)                          44.8                                                                     44.8
Issuance of stock appreciation rights                32.5                                                                     32.5
Repurchase of common shares
    (8,700,00 shares)                              (512.5)                                                                  (512.5)
Conversion of preferred securities
   (11,614,816 preferred shares
  converted to 9,519,486 shares)                        -                                                     (862.1)        862.1
Common stock dividends                             (116.3)       (116.3)
Preferred stock dividends                           (30.5)        (30.5)
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                  $ 10,690.4     $ 7,626.7        $(206.1)        $(449.5)      $     -      $3,719.3
==================================================================================================================================

(1)      Net of reclassification adjustments.

See Notes to former Aetna Condensed Financial Statements.

                           AETNA INC. (FORMER AETNA)

                                   SCHEDULE I

                       Condensed Statements of Cash Flows





                                                                            For the years ended December 31,
                                                                            --------------------------------
(Millions)                                                                         1999                 1998
------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income                                                                  $ 716.9              $ 848.1
    Adjustments to reconcile net income to net cash (used for) provided by operating activities:
             Equity in earnings of affiliates                                    (716.4)              (846.7)
             Other, net                                                            (4.1)                 2.4
------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                               (3.6)                 3.8
------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Proceeds from sales of short-term investments                                 540.4                431.6
    Cost of investments in short-term investments                                (541.3)              (431.5)
    Capital contributions to affiliates                                           (12.8)                  --
    Dividends received from affiliates                                            634.7                520.0
    Other, net                                                                      (.3)                (4.0)
------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                         620.7                516.1
------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Common stock issued under benefit plans                                        44.8                 39.6
    Common shares repurchased                                                    (512.5)              (394.9)
    Dividends paid to shareholders                                               (153.5)              (170.9)
------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                           (621.2)              (526.2)
------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                          (4.1)                (6.3)
Cash and cash equivalents, beginning of year                                       15.8                 22.1
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $  11.7              $  15.8
============================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid                                                               $    --              $    --
    Income taxes paid (received), net                                           $  (9.8)             $  (1.1)
============================================================================================================



See Notes to former Aetna Condensed Financial Statements.

                            AETNA INC. (FORMER AETNA)

                                   SCHEDULE I

                    Notes to Condensed Financial Statements




(1)      Background of Organization

Former Aetna was incorporated under the Stock Corporation Act of the state of Connecticut on March 25, 1996 for the purpose of effecting the combination of Aetna Services, Inc. ("Aetna Services") (formerly Aetna Life and Casualty Company) and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare") (formerly U.S. Healthcare, Inc. ("U.S. Healthcare")) in accordance with the terms of the Agreement and Plan of Merger dated as of March 30, 1996. The merger was consummated on July 19, 1996. As a result, Aetna Services and Aetna U.S. Healthcare are each direct wholly owned subsidiaries of Aetna Inc. The accompanying condensed financial statements should be read in conjunction with the Aetna Inc. condensed financial information and notes thereto and the consolidated financial statements and notes thereto in the Annual Report.

(2)      New Accounting Standards

Refer to Note 2 of Notes to Consolidated Financial Statements in the Annual Report for a description of new accounting standards.

(3)      Discontinued Products

Refer to Note 10 of Notes to Consolidated Financial Statements in the Annual Report for a description of discontinued products.

(4)      Acquisitions and Dispositions

Refer to Note 4 of Notes to Consolidated Financial Statements in the Annual Report for a description of acquisitions and dispositions.

(5)      Income Taxes

Refer to Note 11 of Notes to Consolidated Financial Statements in the Annual Report for a description of income taxes.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                 Valuation and Qualifying Accounts and Reserves


For the years ended December 31,
(Millions)

                                                    Additions
                                        ------------------------------------
                                                                Charged
                        Balance at          Charged          (credited) to                      Balance
                        beginning      (credited) to costs   other accounts-    Deductions-    at end of
                        of period       and expenses (1)     describe (2)       describe (3)     period
                        ---------      -------------------   ---------------    -----------    ---------

2000
----

Asset valuation
Reserves:
       Mortgage loans    $ 45.9              $ -                $  -            $ (1.9)        $ 44.0
       Real Estate         93.1              0.2                 1.4             (11.2)          83.5
       Other                2.8                -                   -              (2.8)            -
                        ---------      -------------------   ---------------    -----------    ---------
                        $ 141.8             $0.2               $ 1.4            $(15.9)        $127.5
                        =========      ===================   ===============    ===========    =========
1999
----
Asset valuation
Reserves:
       Mortgage loans    $ 63.6           $ 0.4               $(0.4)            $(17.7)        $ 45.9
       Real Estate         89.1             2.0                 2.0                 -            93.1
       Other                2.8               -                  -                  -             2.8
                        ---------      -------------------    ---------------   -----------    ---------
                        $ 155.5           $ 2.4               $ 1.6             $(17.7)        $141.8
                        =========      ===================    ===============   ===========    =========
1998
----
Asset valuation
Reserves:
       Mortgage loans   $ 114.5           $(8.0)             $(39.0)            $(3.9)         $ 63.6
       Real Estate        101.3             5.5                 2.8             (20.5)           89.1
       Other                2.8               -                   -                -              2.8
                        ---------     -------------------    ---------------    -----------    ---------
                        $ 218.6           $(2.5)             $(36.2)           $(24.4)         $155.5
                        =========     ===================    ===============    ===========    =========

(1) Charged (credited) to net realized capital (gains) losses in the Consolidated Statements of Income.

(2) Reflects additions to (reductions of) reserves related to assets supporting experience-rated contracts and discontinued products for which a corresponding reduction was included in Policyholders' funds and Future Policy Benefits in the Consolidated Balance Sheets, respectively.

(3) Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.

                                   SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 26, 2001                   AETNA INC.



                                           By      /s/ Alan M. Bennett
                                                   -----------------------------
                                                   Alan M. Bennett
                                                   Vice President and
                                                   Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2001.



*
----------------------------------                ------------------------------
William H. Donaldson                              Earl G. Graves, Sr., Director
Chairman and Director

*                                                 *
----------------------------------                ------------------------------
John W. Rowe, M.D.                                Gerald Greenwald, Director
President, Chief Executive
Officer and Director
(Principal Executive Officer)

*                                                 *
----------------------------------                ------------------------------
Betsy Z. Cohen, Director                          Ellen M. Hancock, Director

*                                                 *
----------------------------------                ------------------------------
Barbara Hackman Franklin, Director                Michael H. Jordan, Director

*                                                 *
----------------------------------                ------------------------------
Jeffrey E. Garten, Director                       Jack D. Kuehler, Director

                                                  *
----------------------------------                ------------------------------
Jerome S. Goodman, Director                       Judith Rodin, Director

                                                  *
                                                  ------------------------------
                                                  Alan J. Weber
/s/ Alan M. Bennett                               Vice Chairman for Strategy and
----------------------------------                Finance
Alan M. Bennett, Vice President                   (Principal Financial Officer)
and Corporate Controller
(Principal Accounting Officer)


*By   /s/ Alan M. Bennett
      ----------------------------
      (Attorney-in-Fact)

                                INDEX TO EXHIBITS


Exhibit                                                                                       Filing
Number         Description of Exhibit                                                         Method
-------        ----------------------                                                         -------
10.24      Employment Agreement dated as of May 7, 1996 between Aetna Life and              Electronic
           Casualty Company and Frolly M. Boyd.

10.25      Memorandum Agreement dated as of June 7, 1996 between Aetna Life and             Electronic
           Casualty Company and Frolly M. Boyd.

10.26      Letter from former Aetna to Frolly M. Boyd dated June 19, 2000.                  Electronic

10.32      Restrictive Covenant Agreement dated June 11, 1998 between former                Electronic
           Aetna and Alan J. Weber.

  12       Statement re: computation of ratios.                                             Electronic

           Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

  13       Annual Report to security holders.                                               Electronic

           Management's Discussion and Analysis of Financial Condition and
           Results of Operations, Selected Financial Data, Consolidated
           Financial Statements, Notes to Consolidated Financial Statements,
           Independent Auditors' Report, and unaudited Quarterly Data are incorporated herein by reference to the Annual Report.

  21       Subsidiaries of the registrant.                                                  Electronic

           A listing of subsidiaries of Aetna Inc.

  23       Consents of experts and counsel.                                                 Electronic

           Consent of Independent Auditors for Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

  24       Power of attorney.                                                               Electronic