Form 10-Q
period 2001-03-31
AETNA INC /PA/
filed 2001-05-10
CIK 1122304

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended MARCH 31, 2001.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission File Number 1-16095


                                   Aetna Inc.
             (Exact name of registrant as specified in its charter)


              Pennsylvania                              23-2229683
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

            151 Farmington Avenue                         06156
            Hartford, Connecticut                       (ZIP Code)
  (Address of principal executive offices)

                                 (860) 273-0123
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]                        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Capital Stock (par value $.01)                 142,459,039
-------------------------------------      ------------------------------------
               (Class)                     Shares Outstanding at March 31, 2001

                                TABLE OF CONTENTS


                                                                           Page
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements.
             Consolidated Statements of Income                               3
             Consolidated Balance Sheets                                     4
             Consolidated Statements of Shareholders' Equity                 5
             Consolidated Statements of Cash Flows                           6
             Condensed Notes to Consolidated Financial Statements            7
             Independent Auditors' Review Report                            24

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.                 25

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk.                                             42


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.                                             42

Item 5.      Other Information.                                             46

Item 6.      Exhibits and Reports on Form 8-K.                              48

Signatures                                                                  50

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                --------------------------------
(Millions, except per common share data)                                             2001                  2000
----------------------------------------------------------------------------------------------------------------
Revenue:
 Health care premiums                                                           $ 5,067.7             $ 5,459.4
 Other premiums                                                                     434.7                 376.0
 Administrative services only fees                                                  466.6                 499.0
 Net investment income                                                              411.0                 427.1
 Other income                                                                        14.2                  24.0
 Net realized capital gains (losses)                                                 34.5                 (28.5)
-----------------------------------------------------------------------------------------------------------------
Total revenue                                                                     6,428.7               6,757.0
-----------------------------------------------------------------------------------------------------------------
Benefits and expenses:
 Health care costs                                                                4,604.2               4,674.8
 Current and future benefits                                                        621.3                 574.4
 Operating expenses:
    Salaries and related benefits                                                   621.0                 600.6
    Other                                                                           493.2                 593.6
 Interest expense                                                                    30.3                  68.9
 Amortization of goodwill and other acquired intangible assets                      107.2                 109.2
-----------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                       6,477.2               6,621.5
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes (benefits) and
 cumulative effect adjustment                                                       (48.5)                135.5
Income taxes (benefits):
 Current                                                                             28.7                  66.6
 Deferred                                                                           (28.5)                 (6.5)
-----------------------------------------------------------------------------------------------------------------
Total income taxes                                                                     .2                  60.1
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before cumulative effect
 adjustment                                                                         (48.7)                 75.4
Cumulative effect adjustment, net of tax (Note 6)                                      .5                    --
-----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                            (48.2)                 75.4
Income from discontinued operations, net of tax                                        --                  94.6
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                               $   (48.2)            $   170.0
=================================================================================================================
Results per common share:
Income (loss) from continuing operations:
 Basic                                                                          $    (.34)            $     .53
 Diluted (1)                                                                           --                   .53
Net income (loss):
 Basic                                                                               (.34)                 1.20
 Diluted (1)                                                                           --                  1.20
-----------------------------------------------------------------------------------------------------------------


(1) Since the Company reported a net loss for the three months ended March 31, 2001, the effect of dilutive securities has been excluded from earnings per common share computations for that period because including such securities would result in an anti-dilutive per common share amount.



See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.


CONSOLIDATED BALANCE SHEETS


                                                                                              March 31,          December 31,
(Millions, except share data)                                                                     2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash and cash equivalents                                                                   $ 1,818.8             $ 1,943.8
 Investment securities                                                                        14,330.7              14,017.5
 Other investments                                                                               131.4                 374.6
 Premiums receivable, net                                                                        825.6                 838.6
 Other receivables, net                                                                          571.0                 735.8
 Accrued investment income                                                                       260.2                 260.3
 Collateral received under securities loan agreements                                            711.9                 596.8
 Loaned securities                                                                               696.8                 584.1
 Deferred income taxes                                                                           147.8                 112.3
 Other assets                                                                                    323.4                 303.7
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          19,817.6              19,767.5
-------------------------------------------------------------------------------------------------------------------------------
Long-term investments                                                                          1,455.5               1,344.3
Mortgage loans                                                                                 1,831.3               1,826.6
Investment real estate                                                                           324.0                 319.2
Reinsurance recoverables                                                                       1,293.0               1,318.5
Goodwill and other acquired intangible assets, net                                             7,596.2               7,703.4
Property and equipment, net                                                                      377.4                 390.0
Deferred income taxes                                                                            272.1                 295.0
Other assets                                                                                     130.8                 128.7
Separate Accounts assets                                                                      13,855.4              14,352.5
-------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $46,953.3             $47,445.7
===============================================================================================================================
Liabilities and shareholders' equity
Current liabilities:
 Health care costs payable                                                                   $ 3,084.0             $ 3,171.1
 Future policy benefits                                                                          785.1                 832.0
 Unpaid claims                                                                                   542.4                 528.2
 Unearned premiums                                                                               327.2                 274.7
 Policyholders' funds                                                                          1,161.7               1,089.0
 Collateral payable under securities loan agreements                                             711.9                 596.8
 Short-term debt                                                                                 888.8               1,592.2
 Income taxes payable                                                                            298.4                 297.8
 Deferred income taxes                                                                            32.4                    --
 Accrued expenses and other liabilities                                                        1,542.9               1,621.6
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                      9,374.8              10,003.4
-------------------------------------------------------------------------------------------------------------------------------
Future policy benefits                                                                         8,583.6               8,684.8
Unpaid claims                                                                                  1,238.9               1,211.6
Policyholders' funds                                                                           2,558.1               2,649.6
Long-term debt                                                                                   894.9                    --
Other liabilities                                                                                329.7                 416.7
Separate Accounts liabilities                                                                 13,855.4              14,352.5
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             36,835.4              37,318.6
-------------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 3, 4 and 14)
Shareholders' equity:
 Common stock and additional paid-in capital ($.01 par value, 759,900,000 shares authorized, 142,459,039 issued and outstanding in 2001; $.01 par value,
  762,500,000 shares authorized, 142,618,551 shares issued and outstanding in 2000)            3,859.9               3,898.7
 Accumulated other comprehensive income                                                          112.9                  35.1
 Retained earnings                                                                             6,145.1               6,193.3
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                    10,117.9              10,127.1
-------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                   $46,953.3             $47,445.7
===============================================================================================================================


See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                       Accumulated Other
                                                                                         Comprehensive
                                                                   Common                 Income (Loss)
                                                                Stock and  ----------------------------------------
                                                               Additional     Unrealized
(Millions, except share data)                                     Paid-in  Gains (Losses)     Foreign     Cash Flow      Retained
Three Months Ended March 31, 2001                     Total       Capital  on Securities     Currency        Hedges      Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000                     $10,127.1      $3,898.7       $  29.4       $   5.7        $   --      $6,193.3
Comprehensive income:
   Net loss                                           (48.2)                                                                (48.2)
   Other comprehensive income, net of tax:
     Unrealized gains on securities
       ($126.3 pretax)(1)                              82.1                        82.1
     Foreign currency ($(1.4) pretax)                   (.9)                                      (.9)
     Derivative losses ($(5.2) pretax) (1)             (3.4)                                                   (3.4)
                                                   ---------
   Other comprehensive income                          77.8
                                                  ---------
Total comprehensive income                             29.6
                                                  =========
Common stock issued for benefit plans
   (2,440,488 shares)                                  56.8          56.8
Repurchase of common shares
   (2,600,000 shares)                                 (95.6)        (95.6)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2001                        $10,117.9      $3,859.9       $ 111.5       $   4.8        $ (3.4)     $6,145.1
===================================================================================================================================

Three Months Ended March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                     $10,703.2      $3,719.3       $(206.1)      $(449.5)       $   --      $7,639.5
Comprehensive income:
   Net income                                         170.0                                                                 170.0
   Other comprehensive income, net of tax:
     Unrealized gains on securities
       ($128.9 pretax)(1)                              83.8                        83.8
     Foreign currency ($140.5 pretax)                 135.9                                     135.9
                                                  ---------
   Other comprehensive income                         219.7
                                                  ---------
Total comprehensive income                            389.7
                                                  =========
Capital contributions from former Aetna                15.0          15.0
Dividends to former Aetna                            (607.0)                                                               (607.0)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000                        $10,500.9      $3,734.3       $(122.3)      $(313.6)       $   --      $7,202.5
===================================================================================================================================


(1)  Net of reclassification adjustments.


See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
(Millions)                                                                         2001             2000
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                            $  (48.2)        $  170.0
  Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operating activities:
     Cumulative effect adjustment                                                   (.7)              --
     Income from discontinued operations                                             --            (94.6)
     Depreciation                                                                  55.6             46.1
     Amortization of goodwill and other acquired intangible assets                107.2            109.2
     Accretion of net investment discount                                          (9.7)            (5.9)
     Net realized capital (gains) losses                                          (34.5)            28.5
     Changes in assets and liabilities:
         Increase in accrued investment income                                      (.1)            (2.0)
         Decrease (increase) in premiums due and other receivables                196.0           (33.1)
         Increase (decrease) in income taxes                                       (8.9)            81.3
         Net change in other assets and other liabilities                        (322.9)          (149.8)
         Net decrease in health care and insurance liabilities                   (171.1)          (136.8)
         Other, net                                                                  .2              4.6
Discontinued operations, net                                                         --            288.2
---------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                             (237.1)           305.7
---------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales and investment maturities of:
     Debt securities available for sale                                         4,845.2          3,853.9
     Equity securities                                                             53.9            119.8
     Mortgage loans                                                               257.1            179.5
     Investment real estate                                                          .8             10.2
     Other investments                                                          7,164.8          2,458.6
     NYLCare Texas                                                                   --            420.0
  Cost of investments in:
     Debt securities available for sale                                        (4,971.8)        (3,592.4)
     Equity securities                                                            (45.5)           (41.5)
     Mortgage loans                                                               (16.9)           (44.3)
     Investment real estate                                                        (3.7)            (3.7)
     Other investments                                                         (7,153.7)        (2,336.0)
  Increase in property and equipment                                              (16.4)           (25.7)
  Other, net                                                                       (3.0)            (8.5)
Discontinued operations, net                                                         --            443.8
---------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                         110.8          1,433.7
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Deposits and interest credited for investment contracts                          48.4             77.1
  Withdrawals of investment contracts                                            (185.5)          (266.7)
  Issuance of long-term debt                                                      894.9               --
  Net decrease in short-term debt                                                (703.4)          (340.8)
  Capital contributions from former Aetna                                            --             15.0
  Dividends paid to former Aetna                                                     --           (127.0)
  Common stock issued under benefit plans                                          56.8               --
  Common stock acquired                                                           (95.6)              --
  Other, net                                                                      (14.3)           (40.4)
Discontinued operations, net                                                         --           (246.0)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                1.3           (928.8)
---------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents of discontinued operations                 --           (486.0)
---------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents of continuing operations    (125.0)           324.6
Cash and cash equivalents, beginning of period                                  1,943.8          1,628.7
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $1,818.8         $1,953.3
=========================================================================================================
Supplemental cash flow information:
  Interest paid                                                                $   25.7         $  136.6
  Income taxes paid                                                                 1.8               --
---------------------------------------------------------------------------------------------------------


See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include Aetna Inc. (a Pennsylvania Corporation) and its wholly-owned subsidiaries (collectively, the "Company"). At March 31, 2001, the Company's operations included three business segments:
Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans that include health maintenance organizations ("HMOs"), point-of-service ("POS") plans, preferred provider organizations ("PPOs") and indemnity benefit products. Such plans are generally offered on both a full risk and an employer-funded basis. Under full risk plans, the Company assumes all or a majority of the health care cost, utilization, mortality, morbidity or other risk, depending on the product. Under employer-funded plans, the plan sponsor, and not the Company, assumes all or a majority of these risks. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. These segments reflect the reorganization, in the first quarter of 2001, of the Company's internal structure for making operating decisions and assessing performance. Corresponding information for the first quarter of 2000 has been restated to reflect this change.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna Inc.'s 2000 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

New Accounting Standard

As of January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, and certain FAS No. 133 implementation issues. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this standard did not have a material effect on the Company's financial position or results of operations. (Refer to Note 6.)

Item 1.  Financial Statements.

2. EARNINGS (LOSS) PER COMMON SHARE

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share ("EPS") for the three months ended March 31, was as follows:


                                                                         Income (Loss)             Shares          Per Common
(Millions, except per common share data)                                   (Numerator)       (Denominator)       Share Amount
-----------------------------------------------------------------------------------------------------------------------------
2001
Basic EPS:
   Net loss (1)                                                              $  (48.2)              143.4            $   (.34)
=============================================================================================================================
2000 (2)
Basic EPS:
   Income from continuing operations                                         $   75.4               141.3            $    .53
                                                                             ========                                ========
Effect of dilutive securities:
   Stock options and other (3)                                                                         .8
                                                                                                 --------
Diluted EPS:
   Income from continuing operations and assumed conversions                 $   75.4               142.1            $    .53
=============================================================================================================================

(1) Since the Company reported a net loss in 2001, the effect of diluted securities has been excluded from EPS computations, since including such securities would result in an anti-dilutive per common share amount.

(2) Both basic and diluted EPS related to discontinued operations were $.67 for the three months ended March 31, 2000.

(3) Options to purchase shares of common stock and stock appreciation rights ("SARs") in 2000 of 11.2 million shares (with exercise prices ranging from $51.75 to $112.63) were not included in the calculation of diluted earnings per common share because the options' and SARs' exercise price was greater than the average market price of common shares.

3. ACQUISITION OF THE PRUDENTIAL HEALTH CARE BUSINESS

On August 6, 1999, the Company acquired from The Prudential Insurance Company of America ("Prudential") the Prudential health care business ("PHC") for approximately $1 billion. The acquisition was accounted for as a purchase. In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation at the acquisition date included a fair value adjustment of: a reinsurance agreement (see further discussion below); the unfavorable component of the contracts underlying the acquired medical risk business; and the above-market compensation component related to supplemental fees to be received under the Company's agreement to service Prudential's administrative services only ("ASO") contracts. Refer to the Company's 2000 Annual Report on Form 10-K for further discussion of the PHC acquisition.

Effective with the date of the acquisition, the Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical cost ratio levels through 2000 for substantially all the acquired medical and dental risk business. This reinsurance agreement ended on December 31, 2000, except that the agreement provides for a period of time during which medical cost reimbursements (as calculated in accordance with the agreement) will be finalized, which is expected to be completed by the end of 2001. During the three months ended March 31, 2001 and 2000, reinsurance recoveries under this agreement (reflected as a reduction of health care costs) were $2 million and $10 million pretax, respectively. For the three months ended March 31, 2001, the Company recorded liability amortization of $2 million pretax related to the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business. For the three months ended March 31, 2000, the Company recorded asset amortization of $7 million pretax related to the fair value adjustment of the reinsurance agreement and liability amortization of $13 million pretax, related to the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business.

Item 1.  Financial Statements.

3. ACQUISITION OF THE PRUDENTIAL HEALTH CARE BUSINESS (CONTINUED)

The Company also agreed to service Prudential's ASO contracts following the closing. In exchange for servicing the ASO business, Prudential remitted fees received from its ASO customers to the Company and paid certain supplemental fees. The supplemental fees were fixed in amount and declined over a period, which ended in February 2001. For the three months ended March 31, 2001, the Company recorded total fees for servicing Prudential's ASO business of approximately $27 million pretax including approximately $1 million pretax of supplemental fees which was net of asset amortization of $7 million pretax related to the above-market compensation component related to the supplemental fees under the ASO Contracts. For the three months ended March 31, 2000, the Company recorded total fees for servicing the Prudential ASO business of approximately $106 million pretax including supplemental fees of approximately $48 million pretax, which was net of amortization of $7 million pretax.

4. AGREEMENT TO SELL CERTAIN MEDICAID BUSINESSES

On May 4, 2001, the Company announced that it reached an agreement regarding the sale of its New Jersey Medicaid and NJ FamilyCare businesses to AmeriChoice. The agreement covers approximately 118,000 New Jersey Medicaid beneficiaries and members of the NJ FamilyCare program for uninsured children and adults. The transaction is subject to various regulatory approvals and is expected to be completed by year end 2001. The sale price is not material to the Company's results of operations. For the three months ended March 31, 2001, premium revenue related to these businesses was approximately $49 million, or approximately 88% of the Company's total Medicaid business. The medical cost ratio was approximately 123%.

5. INVESTMENTS

Investment securities at March 31, 2001 and December 31, 2000 were as follows:

                                             March 31,              December 31,
(Millions)                                       2001                      2000
--------------------------------------------------------------------------------
Debt securities available for sale          $14,168.0                 $13,869.9
Equity securities                                88.5                     116.5
Other investment securities                      74.2                      31.1
--------------------------------------------------------------------------------
Total investment securities                 $14,330.7                 $14,017.5
================================================================================

Net investment income includes amounts related to experience-rated contractholders of $66 million and $79 million for the three months ended March 31, 2001 and 2000, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) related to experience-rated contractholders of $16 million and $(13) million for the three months ended March 31, 2001 and 2000, respectively, were deducted from net realized capital gains (losses) as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves at March 31, 2001 and December 31, 2000 were as follows.

                                                        March 31, 2001                        December 31, 2000
                                                ----------------------------           ------------------------------
                                                     Total                                  Total
                                                  Recorded          Specific             Recorded           Specific
(Millions)                                      Investment          Reserves           Investment           Reserves
---------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                    $124.4             $22.2               $124.6              $22.2
Supporting experience-rated products                  39.0               5.4                 39.1                6.0
Supporting remaining products                         30.2               1.8                 30.3                1.8
---------------------------------------------------------------------------------------------------------------------
Total impaired loans                                $193.6(1)          $29.4               $194.0(1)           $30.0
=====================================================================================================================


(1) Includes impaired loans of $28.8 million at both March 31, 2001 and December 31, 2000 for which no specific reserves are considered necessary.

Item 1.  Financial Statements.

5. INVESTMENTS (CONTINUED)

There was no activity in specific and general reserves for the three months ended March 31, 2001 or 2000:

                                                Supporting
                                Supporting     Experience-        Supporting
                              Discontinued           Rated         Remaining
(Millions)                        Products        Products          Products         Total(1)
------------------------------------------------------------------------------------------
Balance at March 31, 2001            $28.4           $12.8              $2.8         $44.0
==========================================================================================
Balance at March 31, 2000            $28.9           $13.6              $3.4         $45.9
==========================================================================================

(1) Total reserves at March 31, 2001 and 2000 include $29.4 million and $32.1 million of specific reserves, respectively, and $14.6 million and $13.8 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                                    Three Months Ended                     Three Months Ended
                                                       March 31, 2001                         March 31, 2000
                                              ------------------------------       ---------------------------------
                                               Average                              Average
                                              Impaired     Income       Cash       Impaired     Income          Cash
(Millions)                                       Loans     Earned   Received          Loans     Earned      Received
--------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                $124.5       $ --       $2.2         $158.1       $2.7          $2.7
Supporting experience-rated products              39.1         .5         .9           74.6        1.6           1.6
Supporting remaining products                     30.2         --        1.1           37.7        2.7           2.9
--------------------------------------------------------------------------------------------------------------------
Total                                           $193.8       $ .5       $4.2         $270.4       $7.0          $7.2
====================================================================================================================


6.    ACCOUNTING CHANGE - ADOPTION OF FAS NO. 133

As discussed in Note 1, the Company adopted FAS No. 133 as of January 1, 2001, which did not have a material effect on the Company's financial position or results of operations.

The Company's Use of Derivatives

The Company uses derivative instruments ("derivatives") in order to manage interest rate and price risk (collectively, market risk). By using derivatives to manage market risk, the Company exposes itself to credit risk and additional market risk.

Credit risk is the exposure to loss if a counterparty fails to perform under the terms of the derivative contract. The Company generally does not require collateral or other security for its derivatives. However, the Company minimizes its credit risk by entering into transactions with counterparties that maintain high credit ratings, as well as by limiting single counterparty exposure and monitoring the financial condition of counterparties. Market risk is the exposure to changes in the market price of the underlying instrument and the related derivative. Such price changes result from movements in interest rates and equity markets, and as a result, assets and liabilities will appreciate or depreciate in market value.

The Company uses primarily futures contracts, forward contracts and interest rate swap agreements to manage market risk.

Futures contracts represent commitments either to purchase or to sell securities at a specified future date and specified price. Futures contracts trade on organized exchanges and therefore, have minimal credit risk. Forward contracts are agreements to exchange fixed amounts of two different financial instruments or currencies at a specified future date and specified price. Interest rate swap agreements are contracts to exchange interest payments on a specified principal (notional) amount for a specified period.

Item 1. Financial Statements.

6.    ACCOUNTING CHANGE - ADOPTION OF FAS NO. 133 (CONTINUED)

From time to time, the Company uses option contracts, for the purpose of increasing net investment income. Option contracts grant the purchaser, for a fee, the right, but not the obligation to buy or sell a financial instrument at a given price during a specified period.

Derivatives are recognized on the balance sheet in long-term investments at fair value. The fair value of derivatives is estimated based on quoted market prices, dealer quotations or internal price estimates believed to be comparable to dealer quotations. These fair value amounts reflect the estimated amounts that the Company would have to pay or would receive if the contracts were terminated.

When the Company enters into a derivative contract, if certain criteria are met, it may designate the derivative as one of the following: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value hedge"); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"); or (iii) a foreign currency fair value or cash flow hedge ("foreign currency hedge").

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for the hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

For a derivative designated as a fair value hedge, changes in the fair value, along with the gain or loss on the related hedged asset or liability, are recorded in current period earnings. For a derivative designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the Consolidated Statements of Income when the hedged item affects earnings. Any amounts excluded from the assessment of hedge effectiveness, as well as the ineffective portion of the gain or loss are reported in earnings immediately. If the derivative is not designated as a hedge, the gain or loss is recognized in earnings in the period of change.

The Company's financial instruments and insurance products are reviewed to determine whether a derivative may be "embedded" in such instruments or products. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the remaining component of the financial instrument or insurance product (that is, the host contract). If it is determined that the embedded derivative is not clearly and closely related to the host contract and that a separate instrument with the same terms would qualify as a derivative, the embedded derivative is separated from the host contract and carried at fair value.

The Company discontinues hedge accounting prospectively when it is determined that one of the following has occurred: (i) a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) it expires or is sold, terminated, or exercised; (iii) it is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) management determines that the designation of the derivative as a hedge instrument is no longer appropriate.

Item 1. Financial Statements.

6.    ACCOUNTING CHANGE - ADOPTION OF FAS NO. 133 (CONTINUED)

If hedge accounting is discontinued, the derivative will continue to be carried on the balance sheet at its fair value. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, the related hedged asset or liability will no longer be adjusted for fair value changes. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recorded pursuant to the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. In all other situations in which hedge accounting is discontinued, changes in the fair value of the derivative are recognized in current period earnings.

Derivative Instruments and Hedging Activities

The Company has no derivatives designated as fair value hedges. The Company is using interest rate swap agreements to manage certain exposures related to changes in interest rates on investments supporting experience-rated and discontinued products in the Company's Large Case Pensions business. The use of these derivatives does not impact the Company's results of operations. Refer to the Company's 2000 Annual Report on Form 10-K for further discussion of experience-rated and discontinued products.

During the first quarter of 2001, the Company expected to issue approximately $1 billion of five- and ten-year fixed-rate debt securities to replace a portion of its outstanding commercial paper. Prior to the transaction, the Company's risk management objective was to secure financing at the then five- and ten-year U.S. Treasury rates. Accordingly, the Company entered into certain forward contracts on U.S. Treasury securities prior to the actual issuance of long-term debt, which were designated as cash flow hedges and determined to be highly effective under the Company's accounting policy.

Upon issuance of the long-term debt (refer to Note 10) and termination of these forward contracts, the Company recognized a loss of approximately $5 million pretax related to these derivatives, which is included in accumulated other comprehensive income. During the three months ended March 31, 2001, the amount of the loss that was reclassified from accumulated other comprehensive income and recognized as part of interest expense was not material. Over the next twelve months, approximately $.5 million of this amount is expected to be reclassified from accumulated other comprehensive income and recognized as part of interest expense.

Item 1.  Financial Statements.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

                                                                                                           Three Months
                                                                                                          Ended March 31,
                                                                                                     ------------------------
(Millions)                                                                                            2001              2000
-----------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains arising during the period (1)                                               $93.9             $77.5
Less:  reclassification adjustment for gains (losses) and other items included
in net income (loss) (2)                                                                              11.8              (6.3)
-----------------------------------------------------------------------------------------------------------------------------
Net unrealized gains on securities                                                                   $82.1             $83.8
=============================================================================================================================

(1) Pretax unrealized holding gains arising during the period were $144.5 million and $119.2 million for 2001 and 2000, respectively.

(2) Pretax reclassification adjustments for gains (losses) and other items included in net income (loss) were $18.2 million and $(9.7) million for 2001 and 2000, respectively.

8. SEVERANCE AND FACILITIES CHARGE

In December 2000, the Company recorded an after-tax severance and facilities charge of $93 million ($143 million pretax) related to actions taken or expected to be taken with respect to initiatives that are intended to strengthen the Company's competitiveness, improve its profitability and concentrate its resources on its core mission as a health care and related benefits company. The charge consisted of two types of costs: those that relate to actions under a plan for the involuntary termination of employees (approximately $123 million pretax) and those that relate to an exit plan with respect to certain leased facilities (approximately $20 million pretax). The severance portion of the charge was based on a plan to eliminate 2,394 positions (primarily regional sales personnel, customer service, information technology and other staff area personnel). The facilities portion of the charge represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated.

The activity during the three months ended March 31, 2001 within the severance and facilities reserve and the related number of positions eliminated were as follows:

(Millions)                          Reserve        Positions
------------------------------------------------------------
Balance at December 31, 2000         $140.0            2,319
Actions taken (1)                      55.7             (972)
------------------------------------------------------------
Balance at March 31, 2001            $ 84.3            1,347
============================================================


(1)   Includes $55.1 million of severance-related actions.

Severance actions and the vacating of leased facilities, as described above, are expected to be completed by December 31, 2001. The remaining lease payments (net of expected subrentals) on these vacated facilities are payable over approximately the next eight years.

Item 1.  Financial Statements.

9. DISCONTINUED PRODUCTS

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. The current reserve reflects management's best estimate of anticipated future losses.

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain (loss) occurs when an annuitant retires later (earlier) than expected.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 2001, the receivable from continuing products, net of related deferred taxes payable of $80 million on the accrued interest income, was $393 million. At December 31, 2000, the receivable from continuing products, net of related deferred taxes payable of $77 million on accrued interest income, was $389 million. These amounts were eliminated in consolidation.

Results of discontinued products were as follows (pretax, in millions):

                                                                              Charged (Credited)
                                                                                 to Reserve for
Three months ended March 31, 2001                                 Results         Future Losses                Net (1)
------------------------------------------------------------------------------------------------------------------
Net investment income                                              $117.3                $   --             $117.3
Net realized capital gains                                            8.4                  (8.4)                --
Interest earned on receivable from continuing products                7.1                    --                7.1
Other income                                                         10.1                    --               10.1
------------------------------------------------------------------------------------------------------------------
  Total revenue                                                     142.9                  (8.4)             134.5
------------------------------------------------------------------------------------------------------------------
Current and future benefits                                         107.7                  23.6              131.3
Operating expenses                                                    3.2                    --                3.2
------------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                       110.9                  23.6              134.5
------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                   $ 32.0                $(32.0)            $   --
==================================================================================================================

Three months ended March 31, 2000
------------------------------------------------------------------------------------------------------------------
Net investment income                                              $121.7                $   --             $121.7
Net realized capital gains                                             .1                   (.1)                --
Interest earned on receivable from continuing products                8.1                    --                8.1
Other income                                                         13.0                    --               13.0
------------------------------------------------------------------------------------------------------------------
  Total revenue                                                     142.9                   (.1)             142.8
------------------------------------------------------------------------------------------------------------------
Current and future benefits                                         116.2                  23.1              139.3
Operating expenses                                                    3.5                    --                3.5
------------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                       119.7                  23.1              142.8
------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                   $ 23.2                $(23.2)            $   --
==================================================================================================================



(1) Amounts are reflected in the March 31, 2001 and 2000 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Item 1.  Financial Statements.

9. DISCONTINUED PRODUCTS (CONTINUED)

Assets and liabilities supporting discontinued products at March 31, 2001 and December 31, 2000 were as follows (1):

                                                                         March 31,      December 31,
(Millions)                                                                   2001              2000
----------------------------------------------------------------------------------------------------
Assets:
   Debt securities available for sale                                    $4,066.4          $3,898.0
   Equity securities                                                        171.4             205.5
   Mortgage loans                                                           715.7             784.1
   Investment real estate                                                   130.1             129.2
   Loaned securities                                                         29.4             121.1
   Other investments (2)                                                    467.2             445.5
----------------------------------------------------------------------------------------------------
Total investments                                                         5,580.2           5,583.4
   Collateral received under securities loan agreements                      30.2             123.8
   Current and deferred income taxes                                         95.7              84.8
   Receivable from continuing products (3)                                  473.0             465.9
----------------------------------------------------------------------------------------------------
Total assets                                                             $6,179.1          $6,257.9
====================================================================================================
Liabilities:
   Future policy benefits                                                $4,428.3          $4,462.5
   Policyholders' funds                                                     504.6             548.8
   Reserve for anticipated future losses on discontinued products         1,031.4             999.4
   Collateral payable under securities loan agreements                       30.2             123.8
   Other                                                                    184.6             123.4
----------------------------------------------------------------------------------------------------
Total liabilities                                                        $6,179.1          $6,257.9
====================================================================================================


(1) Assets supporting discontinued products are distinguished from assets supporting continuing products.

(2) Includes debt securities on deposit as required by regulatory authorities of $55.4 million and $55.9 million at March 31, 2001 and December 31, 2000, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)   The receivable from continuing products is eliminated in consolidation.

At March 31, 2001 and December 31, 2000, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates and the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management's best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption was included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with the decline in the commercial mortgage loan and real estate portfolios.

Item 1.  Financial Statements.

9. DISCONTINUED PRODUCTS (CONTINUED)

The previous years' actual participant withdrawal experience is used for the current year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the "Society"). In 1995, the Society published the 1994 Uninsured Pensioner's Mortality table which has been used since then.

The Company's assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liabilities have run off.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2001 was as follows (pretax):

(Millions)
------------------------------------------------------
Reserve at December 31, 2000                 $  999.4
Operating income                                 17.0
Net realized capital gains                        8.4
Mortality and other                               6.6
------------------------------------------------------
Reserve at March 31, 2001                    $1,031.4
======================================================


10. DEBT

Under the terms of its revolving credit facilities (refer to Aetna Inc.'s 2000 Annual Report on Form 10-K for a description of the Company's revolving credit facilities), the Company is required to maintain a minimum level of shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income (loss)), as of each fiscal quarter end. For fiscal quarters ending on or after March 31, 2001, the minimum level is $7.5 billion increased by 50% of the Company's consolidated net income for fiscal quarters ending on or after March 31, 2001, and decreased by up to $200 million of certain nonrecurring after-tax charges the Company takes between December 13, 2000 and December 31, 2001 ("Excluded Charges"). The Company met this requirement at March 31, 2001.

For fiscal quarters ending on or after March 31, 2001, the Company is also required to maintain its ratio of consolidated total debt to consolidated annualized earnings excluding interest expense, income tax expense, depreciation expense, amortization expense, extraordinary gains or losses and the Excluded Charges at or below 3.0. The Company met this requirement at March 31, 2001.

On February 14, 2001, the Company filed a shelf registration statement to sell debt securities, from time to time, up to a total of $2.0 billion, with the amount, price and terms to be determined at the time of sale. On March 2, 2001, the Company issued $900 million of new debt securities consisting of $450 million of 7.375 percent bonds due in 2006 and $450 million of 7.875 percent bonds due in 2011. As a result, in accordance with the terms of one of the Company's credit facilities, the aggregate amount available under all of its revolving credit facilities was reduced from $2.5 billion to $1.6 billion.

Item 1.  Financial Statements.

11. DIVIDEND RESTRICTIONS

The Company's business operations are conducted through subsidiaries that principally consist of HMOs and insurance companies. In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, HMOs and insurance companies are subject to further state regulations that, among other things, may require such companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. These regulations generally are not directly applicable to Aetna Inc., as a holding company, since it is not an HMO or insurance company. The additional regulations applicable to Aetna Inc.'s HMO and insurance company subsidiaries are not expected to affect Aetna Inc.'s ability to service its debt or to pay dividends or the ability of any of Aetna Inc.'s subsidiaries to service its debt, if any, or to pay dividends to Aetna Inc. (Refer to Note 10.)

Under regulatory requirements, the amount of dividends that may be paid to Aetna Inc. by its domestic insurance and HMO subsidiaries through the end of 2001 without prior approval by state regulatory authorities is limited to approximately $538 million in the aggregate. There are no such restrictions on distributions from Aetna Inc. to its shareholders.

Effective January 1, 2001, the Company's insurance and HMO subsidiaries are required to prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Statements of Statutory Accounting Principles ("Codification"), subject to the adoption of Codification by their respective domicilary states. Currently, the NAIC is working to formalize certain outstanding Codification matters and, as a result, the Company has been permitted certain statutory accounting practices, primarily related to health care receivables, in a number of States as of March 31, 2001. At December 31, 2000, the combined statutory surplus of the Company's domestic insurance and HMO subsidiaries was $3.4 billion. At March 31, 2001, such surplus was $3.6 billion.

12. SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three months ended March 31, was as follows:

                                                                          Group   Large Case    Corporate  Discontinued       Total
(Millions)                                            Health Care     Insurance     Pensions     Interest    Operations     Company
------------------------------------------------------------------------------------------------------------------------------------
2001
Revenues from external customers                         $5,532.0        $352.9       $ 98.3       $   --        $   --    $5,983.2
Net investment income                                       108.0          86.6        216.4           --            --       411.0
------------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
  (losses)                                               $5,640.0        $439.5       $314.7       $   --        $   --    $6,394.2
====================================================================================================================================

Operating earnings (loss) (1)                            $  (72.7)       $ 45.2       $ 10.6       $(19.7)       $   --    $  (36.6)
Other item (2)                                              (34.3)           --           --           --            --       (34.3)
Realized capital gains (losses), net of tax                  14.8           8.2          (.8)          --            --        22.2
Cumulative effect adjustment, net of tax                       .5            --           --           --            --          .5
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $  (91.7)       $ 53.4       $  9.8       $(19.7)       $   --    $  (48.2)
====================================================================================================================================

2000
Revenues from external customers                         $5,965.6        $345.5       $ 47.3       $   --        $   --    $6,358.4
Net investment income                                       103.8          78.8        244.5           --            --       427.1
------------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
  (losses)                                               $6,069.4        $424.3       $291.8       $   --        $   --    $6,785.5
====================================================================================================================================

Operating earnings (loss) from continuing
  operations (1)                                         $   68.2        $ 46.2       $ 16.6       $(44.8)       $   --    $   86.2
Realized capital gains (losses), net of tax                  (6.9)         (4.7)          .8           --            --       (10.8)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                     61.3          41.5         17.4        (44.8)           --        75.4
Income from discontinued operations, net of tax                --            --           --           --          94.6        94.6
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $   61.3        $ 41.5       $ 17.4       $(44.8)       $ 94.6    $  170.0
====================================================================================================================================

(1) Operating earnings (loss) is comprised of income (loss) excluding realized capital gains and losses and other item. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2) The other item excluded from operating earnings is a $34.3 million after-tax charge for unfavorable runoff related to exited Medicare markets recorded in the Health Care segment.

Item 1.  Financial Statements.

13.  SALE AND SPIN-OFF RELATED TRANSACTION

On December 13, 2000, Aetna Inc. (a Connecticut Corporation and former parent of the Company) ("former Aetna") sold its financial services and international businesses to ING in a transaction valued at approximately $7.7 billion. Under the terms of the agreement and in an integrated transaction, former Aetna spun off to its shareholders the shares of the Company. Essentially simultaneously, former Aetna, which then was comprised of Aetna Financial Services and Aetna International, was merged with a newly formed subsidiary of ING. In exchange for each share of former Aetna, shareholders received one share of the Company and $35.33 per share in cash. Refer to Company's 2000 Annual Report on Form 10-K for further discussion of the sale and spin-off related transaction.

The Company is the successor of former Aetna for accounting purposes and, accordingly, the account balances and activities of the financial services and international businesses have been segregated and reported as discontinued operations.

Operating results of the discontinued operations for the three months ended March 31, 2000 were as follows:


(Million)
----------------------------------------------------------------------------------------
Revenue:
  Premiums                                                                      $  558.5
  Net investment income                                                            360.6
  Fees and other income                                                            189.8
  Net realized capital gains                                                        25.4
----------------------------------------------------------------------------------------
Total revenue                                                                    1,134.3
----------------------------------------------------------------------------------------
Benefits and expenses:
  Current and future benefits                                                      633.8
  Operating expenses:
    Salaries and related benefits                                                  101.7
    Other                                                                          158.2
  Interest expense                                                                  13.8
  Amortization of goodwill and other acquired intangible assets                      6.9
  Amortization of deferred policy acquisition costs                                 58.7
----------------------------------------------------------------------------------------
Total benefits and expenses                                                        973.1
----------------------------------------------------------------------------------------
Income before taxes                                                                161.2
Income taxes:
  Current                                                                           30.5
  Deferred                                                                          36.1
----------------------------------------------------------------------------------------
Total income taxes                                                                  66.6
----------------------------------------------------------------------------------------
Income from discontinued operations                                             $   94.6
========================================================================================

Item 1.  Financial Statements.

14. COMMITMENTS AND CONTINGENT LIABILITIES

Shareholder Litigation

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

-     John Romero and Catherine Romero (May 22, 2000)

-     Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000)

-     Glenn O'Brien and Christopher Gallagher (August 7, 2000)

- Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000); Charles B. Shane, M.D.; H. Robert Harrison, M.D.; Eugene Mangieri, M.D.; Jeffrey Book, D.O.; Dennis Breen, M.D.; Edward L. Davis, D.O.; Lance R. Goodman, M.D.; Glenn L. Kelly, M.D.; Leonard J. Klay, M.D.; Kevin Molk, M.D.; Martin Moran, M.D.; Manuel Porth, M.D.; Thomas Backer, M.D.; David Boxstein, M.D.; Navid Ghalambor, M.D.; Susan Hansen, M.D.; Andres Taleisnik, M.D.; Julio Taleisnik, M.D.; Roger Wilson, M.D.; California Medical Association; Denton County Medical Association; Denton County (March 26, 2001) (Shane Amended Complaint)

-     Douglas Chapman (September 7, 2000)

Item 1.  Financial Statements.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Managed Care Class Action Litigation (Continued)

The plaintiffs in the Conte, O'Neill, Williamson, Amorosi, McCarron, Romero, O'Brien and Chapman cases (together with Curtright, the "Subscriber Cases") seek to represent purported nationwide classes of current and former members of the Company's health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO") and the Employee Retirement Income Security Act of 1974 ("ERISA"), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants' managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O'Neill Complaint. The motion to dismiss has been fully briefed, and the Florida Federal Court heard oral argument on October 26, 2000. On September 29, 2000, plaintiffs moved for class certification. The motion has been fully briefed.

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

The Shane, Mangieri and Harrison cases together comprise the "Provider Cases." The amended Shane action is brought against Aetna Inc. and a number of other managed care companies. The Mangieri action is brought against Aetna Inc. and two other managed care companies. The Harrison actions are brought against Aetna Inc., Prudential and a number of other managed care companies.

The Provider Cases collectively allege that Aetna Inc. and each other defendant managed care organization improperly denied claims in whole or part, did not pay claims timely, and employed coercive economic power to force physicians to enter into economically unfavorable contracts. The Shane Provider Case further charges that Aetna Inc. and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. The Provider Cases seeks various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief, for alleged violations of RICO, ERISA, state unfair trade statutes and state laws regarding the timely payment of claims, and seek similar relief under common law theories.

The Provider Cases seek to represent purported nationwide classes of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. In addition, the Harrison actions seek to represent a class of Georgia physicians. The Shane plaintiffs seek to represent a purported national subclass of physicians to the extent that each such physician has a claim against each respective defendant which that physician is not bound to arbitrate as to various state law claims. The Shane plaintiffs also seek to represent a similar subclass of California physicians with respect to claims asserted under California's unfair trade practices statute.

Item 1.  Financial Statements.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Managed Care Class Action Litigation (Continued)

On September 22, 2000, Aetna Inc. and the other defendants moved to dismiss the August 11, 2000 Shane complaint. On March 2, 2001, the Florida Federal Court granted that motion in part and permitted plaintiffs to file an amended complaint. An amended complaint was filed on March 26, 2001 by the individuals listed above, including the Harrison and Mangieri plaintiffs and others.

On April 30, 2001, Aetna Inc. and the other defendants moved to dismiss the March 26, 2001 Shane complaint. On May 1, 2001, Aetna Inc. moved to compel arbitration of all claims asserted against it by several of the named plaintiffs, moved to compel arbitration and/or stay claims against Aetna Inc. for its alleged participation in purported RICO violations by other defendants and moved to compel arbitration and/or stay claims against other defendants for their alleged participation in purported RICO violations by Aetna Inc.

On October 20, 2000, the Shane plaintiffs moved for class certification. The parties fully briefed that motion based on the allegations of the August 11, 2000 Shane complaint. On May 7, 2001, the Florida Federal Court heard oral argument.

On May 9, 2001, the Florida Federal Court issued an order concerning discovery and other pretrial matters. The order requires fact discovery to be completed no later than December 14, 2001 and expert discovery to be completed no later than March 15, 2002. In addition, the order requires all pretrial motions, including motions for summary judgement, to be filed no later than April 30, 2002.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the "California Superior Court") on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint, as amended, seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company's HMO members and the general public and for alleged unfair practices relating to contracting of doctors. Defendants have filed several motions to strike and demurrers which have been granted in part. The court granted defendants' motion to strike the request for restitution, and on November 17, 2000, the plaintiffs filed a fourth amended complaint. On December 22, 2000, defendants filed a motion to strike the request for restitution in that fourth amended complaint. The court granted the motion on March 5, 2001. Trial is scheduled for June 7, 2002. Defendants intend to continue to defend this action vigorously.

Item 1.  Financial Statements.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Managed Care Class Action Litigation (Continued)

On February 15, 2001, two complaints were filed in the Superior Court for New Haven County, Connecticut against Aetna Health Plans of Southern New England, Inc., an indirect subsidiary of Aetna Inc. One complaint was filed by the Connecticut State Medical Society on behalf of its members. The other complaint was filed by Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. on behalf of a purported class of Connecticut State Medical Society members who provided services to the Company's members on or after July 19, 1996. Each complaint alleges in substance that the Company engages in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians, and that the Company has been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. The Connecticut State Medical Society complaint seeks injunctive relief and attorneys' fees under the Connecticut Unfair Trade Practices Act ("CUTPA"). The McIntosh complaint asserts claims under CUTPA and various common law doctrines and seeks similar injunctive relief, along with unspecified monetary damages, punitive damages and attorneys' fees. The Company removed both cases to the United States District Court for the District of Connecticut, and has requested that the Judicial Panel on Multidistrict Litigation transfer these cases to the Florida Federal Court for consolidated pretrial proceedings with the Provider Cases. Each of these actions is in the preliminary stages, and the Company intends to defend each action vigorously.

NYLCare Texas Sale

On March 30, 2001, Health Care Service Corporation ("HCSC") provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that Aetna, Inc. failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. Aetna, Inc. believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001 transmitted an answer denying the material allegations. The parties are in the process of selecting arbitrators. The matter, which Aetna, Inc. intends to defend vigorously, is in the preliminary stages.

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health care business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of Aetna Inc., was a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, County of San Bernardino. The action alleged damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of former Aetna, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal. On April 20, 2001, the parties entered into a settlement agreement. After contributions by the Company's insurers, the settlement (which is reflected in the first quarter 2001 results) was not material to the financial condition of the Company.

Item 1.  Financial Statements.

14. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Other Litigation and Regulatory Proceedings (Continued)

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

                        INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of March 31, 2001, and the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aetna Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                /s/ KPMG LLP


Hartford, Connecticut
May 9, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three months ended March 31, 2001 and 2000. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") contained in the Company's 2000 Annual Report on Form 10-K.

OVERVIEW

General

At March 31, 2001, the Company's operations included three business segments:
Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk (where the Company assumes all or a majority of the risk for health and dental care costs) and employer-funded (where the plan sponsor, and not the Company, assumes all or a majority of this risk) basis. Health plans include health maintenance organization ("HMO"), point-of-service ("POS"), preferred provider organization ("PPO") and indemnity benefit products. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. These segments reflect the reorganization, in the first quarter of 2001, of the Company's internal structure for making operating decisions and assessing performance. Corresponding information for the first quarter of 2000 has been restated to reflect this change.

Refer to "MD&A-Overview" contained in the Company's 2000 Annual Report on Form 10-K for a discussion of strategic initiatives and actions the Company is implementing as well as information relating to the Company's spin-off from its former parent, Aetna Inc., a Connecticut corporation, ("former Aetna") and the merger of former Aetna's financial services and international businesses into a subsidiary of ING Groep N.V. ("ING") on December 13, 2000. The financial services and international businesses are presented as discontinued operations for the first quarter of 2000, because the Company is the successor of former Aetna for accounting purposes. Refer to Note 13 of Condensed Notes to Consolidated Financial Statements for further discussion of discontinued operations.

Management Changes

In April 2001, William H. Donaldson retired as Chairman and the Company's President and Chief Executive Officer, John W. Rowe, M.D., assumed the additional role of Chairman. Mr. Donaldson remains a member of the Board of Directors.

Ronald A. Williams became Executive Vice President and Chief of Health Operations in March 2001. Mr. Williams was formerly Group President, Large Group Division of WellPoint Health Networks Inc. ("WellPoint") and President of WellPoint's Blue Cross of California subsidiary. William C. Popik, M.D., Senior Vice President and Chief Medical Officer, joined the Company in March 2001. Dr. Popik was most recently Senior Vice President and National Medical Director for CIGNA Healthcare. Wei-Tih Cheng, Aetna's new Senior Vice President and Chief Information Officer, came to the Company in April 2001 from Memorial Sloan-Kettering Cancer Center, where he served as Vice President for Information Systems.

In April 2001, Alan J. Weber, Vice Chairman for Strategy and Finance and Chief Financial Officer, resigned. Alan M. Bennett, Vice President and Corporate Controller, was named interim Chief Financial Officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Consolidated Results

The Company reported a net loss of $48 million for the three months ended March 31, 2001 compared to income from continuing operations of $75 million for the corresponding period in 2000. Net loss per common share for the three months ended March 31, 2001 was $.34, compared with income from continuing operations of $.53 per common share for the corresponding period in 2000.

For the three months ended March 31, 2001, the net loss includes net realized capital gains of $22 million and a cumulative effect adjustment of $.5 million related to the Company adopting Financial Accounting Standard No. 133 (Refer to
Note 6 in Condensed Notes to Consolidated Financial Statements). Income from continuing operations for the three months ended March 31, 2000 includes net realized capital losses of $11 million. Excluding net realized capital gains and losses in both periods and the cumulative effect adjustment in the first quarter of 2001, results would have been a net loss of $71 million for the three months ended March 31, 2001, compared to income from continuing operations of $86 million for the corresponding period in 2000.

Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation, including restatements made to reflect the change in segments.

HEALTH CARE

Operating Summary

                                                                                  Three Months Ended March 31,
                                                                        --------------------------------------------
(Millions)                                                                  2001             2000          % Change
--------------------------------------------------------------------------------------------------------------------
Premiums:
 Commercial HMO (1)                                                     $3,628.7         $3,516.3              3.2%
 Medicare HMO                                                              506.2          1,081.6            (53.2)
 Other (2)                                                                 932.8            861.5              8.3
--------------------------------------------------------------------------------------------------------------------
Total premiums                                                           5,067.7          5,459.4             (7.2)
Administrative services only fees                                          458.1            489.8             (6.5)
Net investment income                                                      108.0            103.8              4.0
Other income                                                                 6.2             16.4            (62.2)
Net realized capital gains (losses)                                         23.3            (21.8)              --
--------------------------------------------------------------------------------------------------------------------
         Total revenue                                                   5,663.3          6,047.6             (6.4)
--------------------------------------------------------------------------------------------------------------------
Health care costs                                                        4,604.2          4,674.8             (1.5)
Salaries and related benefits                                              593.6            575.6              3.1
Other operating expenses                                                   471.9            574.2            (17.8)
Amortization of goodwill and other acquired intangible assets              107.2            109.2             (1.8)
--------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses                                     5,776.9          5,933.8             (2.6)
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                               (113.6)           113.8               --
Income taxes (benefit)                                                     (21.4)            52.5               --
Cumulative effect adjustment, net of tax                                      .5               --               --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                       $  (91.7)        $   61.3               --%
====================================================================================================================
Net realized capital gains (losses), net of tax (included above)        $   14.8         $   (6.9)              --%
====================================================================================================================

(1) Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)   Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

Results

Health Care's net loss for the three months ended March 31, 2001 reflects a decrease of $153 million from the net income reported for the corresponding period in 2000. Excluding net realized capital gains or losses, results for the three months ended March 31, 2001 decreased $175 million, compared to the corresponding period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

The effective tax rate was 18.8% for the first quarter of 2001, compared to 46.1% for the corresponding period in 2000. This decrease reflects the impacts of comparable goodwill amortization in both periods, which is mostly non-deductible for income tax purposes, and state income taxes due to significantly lower results in the first quarter of 2001.

Net realized capital gains for the three months ended March 31, 2001 reflect collections of previously charged-off mortgage loans, as well as bond gains resulting from the Company's rebalancing of its investment portfolio in a declining interest rate environment. These gains were partially offset by capital losses resulting primarily from the write-down of certain bonds. Net realized capital losses for the first quarter of 2000 primarily reflected bond losses resulting from the Company's rebalancing of its investment portfolio in a rising interest rate environment.

The operating earnings and loss discussion that follows segregates health and dental products offered on a full risk basis ("Risk Products") from those offered on an employer-funded basis ("Nonrisk Products"). To provide a comparison that management believes is more reflective of Health Care's performance, this discussion, including the information presented in the tables, excludes amortization of goodwill and other acquired intangible assets and net realized capital gains or losses in both periods and the cumulative effect adjustment for the three months ended March 31, 2001.

                                         Three Months Ended March 31,
                                        ------------------------------
(Millions)                                 2001                2000
----------------------------------------------------------------------
Operating earnings (losses):
  Risk Products                         $ (52.4)            $ 106.0
  Nonrisk Products                         31.8                50.6
----------------------------------------------------------------------
Total Health Care                       $ (20.6)            $ 156.6
======================================================================


Risk Products


                                                                    Three Months Ended March 31,
                                                        -----------------------------------------------------
(Millions)                                                 2001                 2000               % Change
-------------------------------------------------------------------------------------------------------------
Premiums:
 Commercial HMO (1)                                      $3,628.7             $3,516.3                 3.2%
 Medicare HMO                                               506.2              1,081.6               (53.2)
 Other (2)                                                  932.8                861.5                 8.3
-------------------------------------------------------------------------------------------------------------
Total premiums                                            5,067.7              5,459.4                (7.2)
Net investment income                                        99.2                 94.5                 5.0
Other income                                                  2.0                  4.8               (58.3)
-------------------------------------------------------------------------------------------------------------
         Total revenue                                    5,168.9              5,558.7                (7.0)
-------------------------------------------------------------------------------------------------------------
Health care costs                                         4,604.2              4,674.8                (1.5)
Operating expenses (including salaries and
related benefits)                                           641.9                715.8               (10.3)
-------------------------------------------------------------------------------------------------------------
         Total benefits and expenses                      5,246.1              5,390.6                (2.7)
-------------------------------------------------------------------------------------------------------------
Operating earnings (loss) before income taxes (benefit)     (77.2)               168.1                  --
Income taxes (benefit)                                      (24.8)                62.1                  --
-------------------------------------------------------------------------------------------------------------
Operating earnings (loss)                                $  (52.4)            $  106.0                  --%
=============================================================================================================


(1) Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)   Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

For Risk Products, the operating loss for the three months ended March 31, 2001 reflects a decrease of $158 million from the operating earnings in the corresponding period in 2000. The decrease in 2001 reflects significantly higher per member medical costs in both Commercial and Medicare HMO products, including higher than anticipated costs relating to services performed in prior periods, primarily the fourth quarter of 2000. This increase in per member medical costs was partially offset by a decrease in operating expenses, including salaries and related benefits, resulting from expense reduction initiatives. The decrease in 2001 also reflects, to a lesser extent, lower Indemnity, PPO, and POS results due primarily to higher claim costs related to several large customers, as well as lower Medicaid HMO results due primarily to higher medical costs outpacing increases in premiums.

Health Care Costs Payable
-------------------------

For Risk Products, health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable are estimated periodically, and any resulting adjustments are reflected in the current-period operating results within health care costs. Health care costs payable are based on a number of factors, including those derived from historical claim experience. An extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of the estimate is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at March 31, 2001 would cause these estimates to change in the near term, and such change could be material.

Commercial HMO
--------------

Commercial HMO premiums increased $112 million for the three months ended March 31, 2001, when compared to the corresponding period in 2000. This increase was due to significant premium rate increases which were partially offset by a shift in the geographic mix of membership and selection of lower premium plans by customers, as well as lower membership.

The Commercial HMO medical cost ratio was 90.0% for the three months ended March 31, 2001, compared to 83.8% for the corresponding period in 2000. The increase in 2001 was the result of increased per member medical costs significantly outpacing premium increases. Higher per member medical costs were primarily due to higher utilization related to first quarter 2001 services, as well as additional medical costs related to services performed in prior periods, primarily the fourth quarter of 2000. Higher per member medical costs for the first quarter 2001 also reflect the impact of certain unit cost increases. With regard to first quarter 2001 services, while the specific factors vary in importance by local market, the major drivers of the increase in utilization include an increase in outpatient services, particularly radiology and ambulatory surgeries, pharmacy, specialtists costs and inpatient services. The Company believes that demographic changes in the mix of age and gender of membership may also have contributed to this increase in per member medical costs. Medical costs recorded in the first quarter of 2001 that relate to services performed in prior periods (costs in excess of related medical cost reserves established at December 31, 2000) totaled approximately $35 million pretax.

Medicare HMO
------------

Medicare HMO premiums decreased by $575 million for the three months ended March 31, 2001, when compared to the corresponding period in 2000. This decrease was due to the Company exiting a number of Medicare service areas on January 1, 2001, which represented approximately 47 percent of the Company's total Medicare membership at December 31, 2000. This decrease was partially offset by increases in supplemental premiums and Health Care Financing Administration ("HCFA") rate increases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

The Medicare HMO medical cost ratio for continuing markets (excluding premiums and medical costs relating to Medicare service areas that the Company exited on January 1, 2001) was 93.7% for the three months ended March 31, 2001, compared to 90.0% for the corresponding period in 2000. This increase reflects increased per member medical costs which outpaced the increases in supplemental premiums and HCFA rate increases. This increase in per member medical costs was primarily a result of increased utilization. The Medicare HMO medical cost ratio (for continuing and exited markets) was 104.1% for the three months ended March 31, 2001, compared to 94.3% for the corresponding period in 2000. Medical costs recorded in the first quarter 2001 that relate to services performed in prior periods costs in excess of related medical cost reserves established at December 31, 2000) totaled approximately $54 million pretax, which relate almost entirely to Medicare service areas that the Company exited on January 1, 2001.

PHC Agreement
-------------

Effective August 6, 1999, the Company and Prudential Insurance Company of America ("Prudential") entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential agreed to indemnify the Company from certain health insurance risks that arose following the closing of the Company's acquisition of the Prudential health care business ("PHC") by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical cost ratio levels through 2000 for substantially all the acquired medical and dental risk business. The reinsurance agreement ended on December 31, 2000, except that the agreement provides for a period of time during which medical cost reimbursements (as calculated in accordance with the agreement) will be finalized, which is expected to be completed by the end of 2001. During the three months ended March 31, 2001, reinsurance recoveries under this agreement were $2 million pretax. Results were also positively impacted by $2 million pretax for the three months ended March 31, 2001 relating to the amortization of the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business. During the three months ended March 31, 2000, reinsurance recoveries under this agreement were $10 million pretax. Results were also positively impacted by $2 million pretax during this period, relating to the net amortization of: the reinsurance premium paid as part of the acquisition, the fair value adjustment of the reinsurance agreement and the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business recorded as part of the acquisition. Such reinsurance recoveries and net amortization were reflected in health care costs. Refer to Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion.

Medicaid
--------

On May 4, 2001, the Company announced that it reached an agreement regarding the sale of its New Jersey Medicaid and New Jersey Family Care businesses to AmeriChoice. The agreement covers approximately 118,000 New Jersey Medicaid beneficiaries and members of the New Jersey Family Care program for uninsured children and adults. The transaction is subject to various regulatory approvals and is expected to be completed by year end 2001. The sale price is not material to the Company's financial position. For the three months ended March 31, 2001, premium revenue related to these businesses was approximately $49 million, or approximately 88% of the Company's total Medicaid business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

Nonrisk Products

                                                            Three Months Ended March 31,
                                                  -----------------------------------------------
(Millions)                                           2001               2000            %Change
-------------------------------------------------------------------------------------------------
Administrative services only fees                 $ 458.1            $ 489.8               (6.5)%
Net investment income                                 8.8                9.3               (5.4)
Other income                                          4.2               11.6              (63.8)
-------------------------------------------------------------------------------------------------
         Total revenue                              471.1              510.7               (7.8)
Operating expenses (including salaries and
related benefits)                                   423.6              434.0               (2.4)
-------------------------------------------------------------------------------------------------
Operating earnings before income taxes               47.5               76.7              (38.1)
Income taxes                                         15.7               26.1              (39.8)
-------------------------------------------------------------------------------------------------
Operating earnings                                $  31.8            $  50.6              (37.2)%
=================================================================================================


For Nonrisk Products, operating earnings decreased $19 million for the three months ended March 31, 2001 compared to the corresponding period in 2000. The decrease in 2001 primarily reflects a decrease in administrative services only ("ASO") fees, resulting primarily from lower supplemental fees related to servicing the Prudential ASO business, as well as lower PHC membership levels, partially offset by rate increases on renewing business. Results also reflect a decrease in operating expenses, including salaries and related benefits, resulting from expense reduction initiatives due, in part, to the lower membership levels.

PHC Agreement
-------------

Effective August 6, 1999, the Company also agreed to service Prudential's ASO contracts following the closing of the Company's acquisition of PHC. In exchange for servicing the ASO business, Prudential remitted fees received from its ASO members to the Company, as well as paid certain supplemental fees. The supplemental fees were fixed in amount and declined over a period which ended in February 2001. During the three months ended March 31, 2001, the Company recorded total fees for servicing the Prudential ASO business of approximately $27 million pretax, including supplemental fees of approximately $8 million pretax. The supplemental fees are offset by amortization related to the above-market compensation component of the ASO supplemental fee arrangement of $7 million pretax for the three months ended March 31, 2001. During the three months ended March 31, 2000, the Company recorded total fees for servicing the Prudential ASO business of approximately $106 million pretax, including supplemental fees of approximately $48 million pretax. The supplemental fees are offset by amortization of $7 million pretax in connection with the above-market compensation component of the ASO supplemental fee arrangement. Refer to Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

Membership

Health Care's membership was as follows:

                                                March 31, 2001                             March 31, 2000 (1)
                                      --------------------------------------          ------------------------------------
(Thousands)                             Risk      Nonrisk (2)          Total          Risk       Nonrisk (2)       Total
--------------------------------------------------------------------------------------------------------------------------
Commercial
 HMO (3)                               7,428         1,062             8,490            7,944           863        8,807
 POS                                     201         2,974             3,175              334         3,413        3,747
 PPO                                     938         3,183             4,121              822         3,064        3,886
 Indemnity                               238         1,778             2,016              255         2,022        2,277
--------------------------------------------------------------------------------------------------------------------------
  Total Commercial Membership          8,805         8,997            17,802            9,355         9,362       18,717
Medicare HMO (4)                         283             -               283              676             -          676
Medicaid HMO                             136           103               239              125            72          197
--------------------------------------------------------------------------------------------------------------------------
 Total Health Membership               9,224         9,100            18,324           10,156         9,434       19,590
==========================================================================================================================
Dental                                 6,186         8,007            14,193           6,290          8,110       14,400
--------------------------------------------------------------------------------------------------------------------------

(1) Membership at March 31, 2000 has been restated to include Aetna Global Benefits (which was previously part of former Aetna's international business) and certain reclassifications have been made to conform to the 2001 presentation.

(2) Health membership in thousands includes Prudential ASO members that Health Care agreed to service of 162 at March 31, 2001 and 985 at March 31, 2000.

(3) Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,826 at March 31, 2001 and 2,006 at March 31, 2000.

(4) Membership in thousands at March 31, 2000 includes approximately 369 Medicare members affected by the Company's exit of a number of Medicare service areas, effective January 1, 2001.

Total Health membership as of March 31, 2001 decreased by approximately 1.3 million members, compared to March 31, 2000, due to attrition in PHC membership, including Prudential ASO members that the Company agreed to service, and the exit of a number of Medicare service areas on January 1, 2001.

Outlook

The Company experienced significantly higher HMO medical costs in the first quarter of 2001. Premiums for Risk Products are generally fixed for one-year periods and cost levels in excess of those projected when establishing prices for the Company's products, such as those experienced in the first quarter, cannot be recovered in the contract term through higher premiums. As a result, Health Care Risk Products' results for the remainder of 2001 are expected to continue to be materially adversely affected by medical costs higher than the cost levels reflected in the Company's pricing.

The Company is continuing to implement its strategic and operational initiatives with the goal of improving the performance of its business. These initiatives include, among other things, improving relations with health care providers, exiting certain product markets, addressing rising medical costs and improving the efficiency of operations. Among other matters, the Company is conducting a market review of all its products and anticipates exiting underperforming products in certain markets. After considering this and other pricing and membership actions to be taken this year, the Company expects an overall Health membership decline of up to 10% by the end of 2001 compared to year end 2000 membership. The Company also is continuing to implement its previously announced actions to reduce work force by approximately 5,000 positions, as well as other cost savings initiatives. As described previously, the Company has strengthened its management team through the recent addition of several senior executives, each with significant health care or information technology experience, who are focused on the further development and implementation of the Company's turnaround plan. The future performance of the Company will depend in large part on its ability to design and implement these initiatives. If these initiatives do not achieve their objectives, or result in continued increases in medical costs or other adverse affects, the Company's results could be adversely affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

Refer to "Health Care-Outlook" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 2000 Annual Report on Form 10-K for information regarding other important factors that are expected to affect the Company's 2001 financial performance.

GROUP INSURANCE

Operating Summary


                                                                                     Three Months Ended March 31,
                                                                          ----------------------------------------------
(Millions)                                                                     2001          2000              % Change
------------------------------------------------------------------------------------------------------------------------
Premiums:
 Life                                                                     $   263.6        $  267.9             (1.6)%
 Disability                                                                    65.6            56.7             15.7
 Long-term care                                                                14.2            10.7             32.7
------------------------------------------------------------------------------------------------------------------------
Total premiums                                                                343.4           335.3              2.4
Administrative services only fees                                               8.5             9.2             (7.6)
Net investment income                                                          86.6            78.8              9.9
Other income                                                                    1.0             1.0               --
Net realized capital gains (losses)                                            12.4            (7.3)              --
------------------------------------------------------------------------------------------------------------------------
         Total revenue                                                        451.9           417.0              8.4
------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                   329.3           316.7              4.0
Salaries and related benefits                                                  22.8            20.5             11.2
Other operating expenses                                                       19.5            17.4             12.1
------------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses                                          371.6           354.6              4.8
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                     80.3            62.4             28.7
Income taxes                                                                   26.9            20.9             28.7
------------------------------------------------------------------------------------------------------------------------
Net income                                                                $    53.4        $   41.5             28.7%
========================================================================================================================
Net realized capital gains (losses), net of tax (included above)          $     8.2        $   (4.7)              --%
========================================================================================================================


Results

Net income for Group Insurance for the three months ended March 31, 2001 increased $12 million compared to the corresponding period in 2000. Excluding net realized capital gains or losses, results for the three months ended March 31, 2001 decreased slightly compared to the corresponding period in 2000. The decrease is due primarily to an increase in the benefit cost ratio (current and future benefits divided by premiums), as well as an increase in operating expenses, partially offset by an increase in net investment income. The benefit cost ratio was 95.9% for the three months ended March 31, 2001, compared to 94.5% for the corresponding period in 2000.

Net realized capital gains for the three months ended March 31, 2001 primarily reflect collections of previously charged-off mortgage loans, as well as bond gains resulting from the Company's rebalancing of its investment portfolio in a declining interest rate environment. These gains were partially offset by capital losses resulting primarily from the write-down of certain bonds.

To provide a comparison that management believes is more reflective of Group Insurance's performance, the operating earnings discussion, including the information presented in the table that follows, excludes net realized capital gains or losses.

                                                     Three Months Ended March 31,
                                                     ----------------------------
(Millions)                                             2001             2000
--------------------------------------------------------------------------------
Operating earnings:
 Life products                                       $ 32.1            $ 30.5

 Disability and Long-term care products                13.1              15.7
--------------------------------------------------------------------------------
Total Group Insurance                                $ 45.2            $ 46.2
================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (CONTINUED)

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products increased compared to the first quarter of 2000. This increase is primarily due to a decrease in the benefit cost ratio, partially offset by an increase in operating expenses. The decrease in the benefit cost ratio is primarily due to more favorable life experience, partially offset by a decrease in premiums resulting from a competitive pricing environment.

Disability and Long-term care Products

Disability and Long-term care products consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products which provide benefits offered to cover the costs of care in private home settings, adult day care, assisted living or nursing facilities. Operating earnings decreased primarily due to an increase in the benefit cost ratio for Disability products and an increase in operating expenses, partially offset by an increase in net investment income. This increase in the Disability benefit cost ratio reflects an increase in current and future benefits resulting from less favorable reserve developments than those in the first quarter of 2000 and less favorable claim experience in the first quarter of 2001, partially offset by premium growth as rate increases more than offset slightly lower membership levels. However, claim incidence rates (the number of newly approved claims) for the first quarter of 2001 are consistent with the corresponding period in 2000. The increase in net investment income is primarily the result of an increase in mortgage loan prepayment fees. Operating earnings for Long-term care products were relatively the same as the first quarter of 2000.

Membership

Group Insurance's membership was as follows:

(Thousands)                     March 31,  2001       March 31, 2000
--------------------------------------------------------------------------------
Life products                             9,165                9,006
Disability products                       2,232                2,358
Long-term care products                     127                  110
--------------------------------------------------------------------------------
Total                                    11,524               11,474
================================================================================


Total Group Insurance membership as of March 31, 2001 increased slightly when compared to March 31, 2000. Group Insurance sales increased 611,000 members for the three months ended March 31, 2001, compared to sales in the corresponding quarter in 2000. This increase was partially offset by an increase in lapses of 464,000 members for the first quarter of 2001, compared to lapses in the corresponding quarter in 2000.

Outlook

The Company projects earnings in 2001 from Group Insurance products to be approximately 10% to 15% lower than 2000 due to lower net investment income and lower Disability results. Group Insurance earnings were $193 million in 2000. The Company also expects membership for Group Insurance to remain flat to slightly higher in 2001 compared to year end 2000.

Refer to "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 2000 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

                                                                                          Three Months Ended March 31,
                                                                            -------------------------------------------------------
(Millions)                                                                       2001                  2000              % Change
-----------------------------------------------------------------------------------------------------------------------------------
Premiums                                                                    $    91.3             $    40.7                 124.3%
Net investment income                                                           216.4                 244.5                 (11.5)
Other income                                                                      7.0                   6.6                   6.1
Net realized capital gains (losses)                                              (1.2)                   .6                    --
-----------------------------------------------------------------------------------------------------------------------------------
            Total revenue                                                       313.5                 292.4                   7.2
-----------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                     292.0                 257.7                  13.3
Salaries and related benefits                                                     4.6                   4.5                   2.2
Other operating expenses                                                          1.8                   2.0                 (10.0)
-----------------------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                               298.4                 264.2                  12.9
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                       15.1                  28.2                 (46.5)
Income taxes                                                                      5.3                  10.8                 (50.9)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                  $     9.8             $    17.4                 (43.7)%
===================================================================================================================================
Net realized capital gains (losses), net of tax (included above)            $     (.8)            $      .8                    --%
===================================================================================================================================
Deposits (not included in premiums above):
    Fully guaranteed discontinued products                                  $     2.5             $     1.7                  47.1%
    Experience-rated                                                              9.8                  26.9                 (63.6)
    Nonguaranteed                                                               140.5                 134.6                   4.4
------------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                    $   152.8             $   163.2                  (6.4)%
====================================================================================================================================
Assets under management: (1)
    Fully guaranteed discontinued products                                  $ 5,434.1             $ 5,946.1                  (8.6)%
    Experience-rated                                                          6,789.7               7,723.8                 (12.1)
    Nonguaranteed                                                            10,880.1              12,220.4                 (11.0)
------------------------------------------------------------------------------------------------------------------------------------
           Total assets under management                                    $23,103.9             $25,890.3                 (10.8)%
====================================================================================================================================

(1) Excludes net unrealized capital gains of $210.5 million at March 31, 2001 and net unrealized capital losses of $149.9 million at March 31, 2000.

Results

Large Case Pensions' net income for the three months ended March 31, 2001 decreased $8 million compared with the corresponding period in 2000. Excluding net realized capital gains and losses, results for the three months ended March 31, 2001 decreased $6 million compared to the corresponding period in 2000. The decrease continues to reflect the redeployment of capital supporting this business. Assets under management at March 31, 2001 decreased compared to the corresponding period in 2000, reflecting the continuing run off of liabilities underlying the business.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

                                                                                          Three Months Ended March 31,
                                                                                         -------------------------------
(Millions)                                                                                  2001                   2000
------------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities and benefit payments (1)                                   $ 272.4                $ 225.9
Contractholder withdrawals other than scheduled contract maturities
 and benefit payments                                                                       73.1                   55.0
Participant-directed withdrawals                                                             5.3                   10.8
------------------------------------------------------------------------------------------------------------------------

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Outlook

Large Case Pensions earnings and assets under management are projected to decline in 2001 as a result of the continuing run off of underlying liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Refer to "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 2000 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. The Company established a reserve for anticipated future losses on these products based on the present value of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the product obligations.

Results of operations of discontinued products, including net realized capital gains or losses, are credited or charged to the reserve for anticipated losses. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent future losses are less than anticipated.

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain will occur on some contracts if an annuitant retires later than expected (a loss if an annuitant retires earlier than expected).

The results of discontinued products were as follows:

                                                                   Three Months Ended March 31,
                                                                  ------------------------------
(Millions)                                                             2001               2000
------------------------------------------------------------------------------------------------
Interest margin (1)                                                 $   6.2            $   3.6
Net realized capital gains                                              6.3                1.9
Interest earned on receivable from continuing products                  4.6                5.3
Other, net                                                              4.6                6.3
------------------------------------------------------------------------------------------------
Results of discontinued products, after tax                         $  21.7            $  17.1
================================================================================================
Results of discontinued products, pretax                            $  32.0            $  23.2
================================================================================================
Net realized capital gains (losses) from sales of bonds,
after tax (included above)                                          $   9.3             $(20.2)
================================================================================================


(1) The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

The interest margin for the three months ended March 31, 2001 improved compared to the corresponding period of 2000, primarily due to the receipt of prepayment fees on the mortgage loan portfolio. The first quarter 2001 net realized capital gains increased, compared to the first quarter 2000, mostly due to gains on bonds resulting from the lower interest rate environment, partially offset by losses on the sale of equities.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $393 million at March 31, 2001 and $389 million at December 31, 2000, net of related deferred taxes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates, as well as the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management's best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption has been included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with the decline in the commercial mortgage loan and real estate portfolios.

The previous years' actual participant withdrawal experience is used for the current-year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the "Society"). In 1995, the Society published the 1994 Uninsured Pensioner's Mortality table, which has been used since then.

The Company's assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liabilities have run off.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2001 was as follows (pretax):

(Millions)
--------------------------------------------------
Reserve at December 31, 2000             $  999.4
Operating income                             17.0
Net realized capital gains                    8.4
Mortality and other                           6.6
--------------------------------------------------
Reserve at March 31, 2001                $1,031.4
==================================================


The discontinued products investment portfolio is as follows:

(Millions)                                                      March 31, 2001                    December 31, 2000
------------------------------------------------------------------------------------------------------------------------
Class                                                        Amount        Percent               Amount         Percent
------------------------------------------------------------------------------------------------------------------------
Debt securities available for sale                         $4,066.4           72.9%           $ 3,898.0           69.8%
Loaned securities                                              29.4            0.5                121.1            2.2
------------------------------------------------------------------------------------------------------------------------
Total debt securities                                       4,095.8           73.4              4,019.1           72.0
Mortgage loans                                                715.7           12.8                784.1           14.0
Investment real estate                                        130.1            2.3                129.2            2.3
Equity securities                                             171.4            3.1                205.5            3.7
Other (1)                                                     467.2            8.4                445.5            8.0
------------------------------------------------------------------------------------------------------------------------
Total                                                      $5,580.2          100.0%           $ 5,583.4          100.0%
========================================================================================================================

(1) Amount includes restricted debt securities on deposit as required by regulatory authorities of $55.4 million at March 31, 2001 and $55.9 million at December 31, 2000 included in long-term investments on the Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Distributions on discontinued products were as follows:

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
(Millions)                                                                      2001                   2000
-----------------------------------------------------------------------------------------------------------
Scheduled contract maturities, settlements and benefit payments              $ 180.8                 $251.2
Participant-directed withdrawals                                                 1.9                    2.7
-----------------------------------------------------------------------------------------------------------

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements and "Total Investments" for additional information.

CORPORATE INTEREST

Effective for the first quarter 2001, overhead costs previously included in Corporate have been integrated into the business segments and reported in operating expenses, including salaries and related benefits. Corresponding information for the first quarter of 2000 has been restated and reflects this change. Corporate interest expense represents interest incurred on the Company's long- and short-term debt and is not recorded in the Company's business segments.

After-tax interest expense was $20 million for the three months ended March 31, 2001 and $45 million for the corresponding period in the prior year. The decrease in interest expense is primarily a result of lower levels of debt as a result of the ING transaction as well as lower short-term rates during the first quarter of 2001, compared to the corresponding period in 2000. Refer to "Liquidity and Capital Resources" for further information regarding the Company's expected debt levels for the remainder of 2001 and recent ratings actions.

Outlook

Interest expense is expected to decrease in 2001 due to lower levels of debt expected to be outstanding in 2001, compared to 2000.

Refer to "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 2000 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

SEVERANCE AND FACILITIES CHARGE

In December 2000, the Company recorded a severance and facilities charge of $93 million after tax in connection with the implementation of certain strategic initiatives intended to strengthen the Company's competitiveness, improve its profitability and concentrate its resources on its core mission as a health care and related benefits company (the "Plan"). This charge included $80 million after tax for severance activities relating to the elimination of approximately 2,400 employee positions (primarily regional sales personnel, customer service, information technology and other staff-area personnel) and $13 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, which will be vacated, primarily related to the continued integration of the PHC business. Implementation of the Plan began in December 2000 and will be completed by December 31, 2001. Refer to MD&A contained in the Company's 2000 Annual Report on Form 10-K for a complete discussion of the strategic initiatives associated with the Plan, as well as the future impact on earnings and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SEVERANCE AND FACILITIES CHARGE (CONTINUED)

The Company eliminated 972 positions in the first quarter of 2001, resulting in a reduction of the severance and facilities reserve of approximately $55 million. Refer to Note 8 of Condensed Notes to Consolidated Financial Statements for more details on the severance and facilities reserve.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company's total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)                               March 31, 2001    December 31, 2000
------------------------------------------------------------------------------
Debt securities available for sale            $14,168.0            $13,869.9
Loaned securities                                 696.8                584.1
------------------------------------------------------------------------------
Total debt securities                          14,864.8             14,454.0
Mortgage loans                                  1,962.6              2,201.2
Equity securities                                 203.4                240.1
Other investment securities                        74.2                 31.1
Investment real estate                            324.0                319.2
Other (1)                                       1,340.7              1,220.7
------------------------------------------------------------------------------
Total investments                             $18,769.7            $18,466.3
==============================================================================

(1) Amount includes restricted debt securities on deposit as required by regulatory authorities of $676.9 million at March 31, 2001 and $667.2 million at December 31, 2000 included in long-term investments on the Consolidated Balance Sheets.

Debt Securities

Debt securities represented 79% at March 31, 2001 and 78% at December 31, 2000 of the Company's total general account invested assets and supported the following types of products:

(Millions)                                      March 31, 2001       December 31, 2000
---------------------------------------------------------------------------------------
Supporting discontinued products                   $   4,095.8             $   4,019.1
Supporting experience-rated products                   2,347.9                 2,344.4
Supporting remaining products                          8,421.1                 8,090.5
---------------------------------------------------------------------------------------
Total debt securities (1)                          $  14,864.8             $  14,454.0
=======================================================================================

(1) Total debt securities include "Below Investment Grade" Securities of $1.2 billion at March 31, 2001, and $1.1 billion at December 31, 2000, of which 18% at March 31, 2001 and 20% at December 31, 2000 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $288 million at March 31, 2001 and $80 million at December 31, 2000. Of the net unrealized capital gains at March 31, 2001, $147 million relate to assets supporting discontinued products and $53 million relate to experience-rated products.

Mortgage Loans

The Company's mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)                                March 31, 2001      December 31, 2000
---------------------------------------------------------------------------------
Supporting discontinued products                $  715.7               $  784.1
Supporting experience-rated products               609.7                  660.4
Supporting remaining products                      637.2                  756.7
---------------------------------------------------------------------------------
Total mortgage loans                            $1,962.6               $2,201.2
====================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (CONTINUED)

During the first three months of 2001, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 10% at March 31, 2001 and 12% at December 31, 2000 of the Company's total invested assets.

Problem, restructured and potential problem loans included in mortgage loans were $194 million at both March 31, 2001 and December 31, 2000, of which 84% supported discontinued and experience-rated products for each period. Specific impairment reserves on these loans were $29 million at March 31, 2001 and $30 million at December 31, 2000. Refer to Note 5 of Condensed Notes to Consolidated Financial Statements for additional information.

Risk Management and Market-Sensitive Instruments

The Company manages interest rate risk by seeking to maintain a tight duration band where appropriate, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments that derive their value, at least in part by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. The Company's use of derivatives is generally limited to managing interest rate and price risk (collectively, market risk). By using derivatives to manage market risk, the Company exposes itself to credit risk and additional market risk. However, when used for hedging, the expectation is that these instruments would reduce this risk. Refer to Note 6 of Condensed Notes to Consolidated Financial Statements for additional information.

The Company regularly evaluates the risk of market-sensitive instruments by examining, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. The Company also regularly evaluates the appropriateness of investments relative to its management-approved investment guidelines (and operates within those guidelines) and the business objective of the portfolios.

The risks associated with investments supporting experience-rated pension, annuity and life products in the Large Case Pensions business are assumed by those contractholders and not by the Company (subject to, among other things, certain minimum guarantees). Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses (refer to "Large Case Pensions - Discontinued Products").

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company's consolidated near-term financial position, results of operations and cash flows assuming certain changes in market rates and prices were to occur. Based on the Company's overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Generally, the Company meets its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and using overall cash flows from premiums, deposits and income received on investments. The Company monitors the duration of its debt securities portfolio (which is highly marketable) and mortgage loans, and executes its purchases and sales of these investments with the objective of having adequate funds available to satisfy the Company's maturing liabilities. Overall cash flows are used primarily for claim and benefit payments, contract withdrawals and operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Cash flows used by operating activities were approximately $240 million for the three months ended March 31, 2001. Excluding the impact of the reduction in insurance reserves related to the Large Case Pensions segment, which are included in operating activities but are funded from the sales of investments, cash flows used by operating activities were approximately $125 million. Uses of cash reflect approximately $130 million for the funding of expenses accrued at year end 2000 related to discontinued operations and change-in-control related amounts as a result of the sale of the financial services business in late 2000, as well as the reduction of health care reserves from a declining claim backlog and faster claim processing.

Dividends

The Company intends to pay an annual dividend of $.04 per common share, payable in the fourth quarter beginning in 2001. The Board of Directors (the "Board") will review the Company's common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are the Company's results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

On February 14, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell debt securities, from time to time, up to a total of $2 billion, with the amount, price and terms to be determined at the time of the sale. On March 2, 2001, the Company issued $900 million of debt securities from this shelf registration consisting of $450 million of 7.375 percent bonds due in 2006 and $450 million of 7.875 percent bonds due in 2011. The net proceeds from this issuance were approximately $888 million and were used to reduce outstanding commercial paper borrowings.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company's short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of approximately $1.6 billion (the Company reduced its facilities from $2.5 billion to $1.6 billion in March 2001). Approximately $1.1 billion of the credit facilities terminate in December 2001, and the Company will seek to either extend or replace all or a portion of these facilities. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information. The maximum amount of domestic short-term borrowings outstanding during the first three months of 2001 was $1.9 billion. At March 31, 2001, the Company's borrowings were $1.8 billion, consisting of $900 million of bonds referred to above and approximately $900 million of commercial paper. The Company's total debt to capital ratio (total debt divided by total debt and shareholders' equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 15.1% at March 31, 2001. Refer to "Goodwill and Other Acquired Intangible Assets" for additional information relating to an exposure draft issued by the Financial Accounting Standards Board, which could have a future impact on the Company's debt to capital ratio.

On April 12, 2001, Standard & Poor's downgraded the Company's senior debt rating to BBB+, downgraded the financial strength rating of Aetna Life Insurance Company, a subsidiary of the Company, to A and continued its outlook of the Company's ratings (long-term senior debt and financial strength only) as negative. In addition, on April 17, 2001, Fitch revised its outlook of the Company's senior debt and Aetna Life Insurance Company's ratings from stable to negative. On April 18, 2001, A.M. Best placed Aetna Life Insurance Company's rating "under review with negative implications". The Company's commercial paper ratings are currently F2 from Fitch, P2 from Moody's Investors Service and A2 from Standard & Poor's. Refer to "Other Information - Ratings" for more information on ratings for the Company and Aetna Life Insurance Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Common Stock Transactions

The Company's Board has authorized the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $200 million), subject to periodic reauthorization by the Board. The Company repurchased 2,600,000 shares of common stock at a cost of approximately $96 million during the first three months of 2001 pursuant to this authorization. The Company repurchased these shares in the open market, primarily to seek to mitigate any dilution resulting from employee option exercises and funded these repurchases by using net proceeds available from the option exercises. The Company has currently ceased share repurchases.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill and other acquired intangible assets were $7.6 billion at March 31, 2001, or approximately 75% of consolidated shareholders' equity. The amortization of goodwill and other acquired intangible assets was $107 million pretax for the three months ended March 31, 2001. The amortization of other acquired intangible assets reflects management's estimate of the useful life of acquired intangible assets (primarily customer lists, health provider networks, work force and computer systems), generally over various periods not exceeding 25 years. Management's estimate of the useful life of goodwill, which represents the excess of cost over the fair value of net assets acquired, is over periods not exceeding 40 years. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether undiscounted projected operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient to recover the carrying value. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse effect on the Company's results of operations and financial condition.

On February 14, 2001, the Financial Accounting Standards Board ("FASB") issued an exposure draft with respect to the amortization of goodwill. The exposure draft proposes the elimination of the amortization of goodwill from a company's income statement. Under this proposal, goodwill would remain on the balance sheet and would be subjected to a periodic impairment test. Goodwill impairment, if any, would be calculated based on an implied fair value approach, which utilizes a discounted cash flow analysis. Also, intangible assets that meet certain criteria would qualify for recording on the balance sheet and would continue to be amortized in the income statement. The Company is currently evaluating this exposure draft. The final standard is currently expected to be issued in June 2001.

The Company cannot currently predict whether the FASB will ultimately change the current accounting standards, what form any final standard may take or the ultimate impact to its recorded amount of goodwill and intangible assets or related amortization. After-tax goodwill and intangible asset amortization included in the net loss for the three months ended March 31, 2001 were $49 million and $37 million, respectively. The Company cannot currently predict whether any of these changes, if adopted, would materially affect the Company's results of operations or financial condition, or have any corresponding effect upon its debt ratings or other matters. While a change in these accounting standards could increase the Company's results of operations in the future, and any impairment would result in a charge against results and affect the Company's recorded assets and ratio of debt to total capitalization, the Company's cash flow from operating activities would not be affected directly.

NEW ACCOUNTING STANDARDS

Refer to Note 1 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT

Refer to "Regulatory Environment" in Aetna Inc.'s 2000 Annual Report on Form 10-K for information on regulation of the Company.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" portion of Aetna Inc.'s 2000 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company's business.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Total Investments."

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Shareholder Litigation

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

-     John Romero and Catherine Romero (May 22, 2000)

-     Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000)

-     Glenn O'Brien and Christopher Gallagher (August 7, 2000)

- Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000); Charles B. Shane, M.D.; H. Robert Harrison, M.D.; Eugene Mangieri, M.D.; Jeffrey Book, D.O.; Dennis Breen, M.D.; Edward L. Davis, D.O.; Lance R. Goodman, M.D.; Glenn L. Kelly, M.D.; Leonard J. Klay, M.D.; Kevin Molk, M.D.; Martin Moran, M.D.; Manuel Porth, M.D.; Thomas Backer, M.D.; David Boxstein, M.D.; Navid Ghalambor, M.D.; Susan Hansen, M.D.; Andres Taleisnik, M.D.; Julio Taleisnik, M.D.; Roger Wilson, M.D.; California Medical Association; Denton County Medical Association; Denton County (March 26, 2001) (Shane Amended Complaint)

-     Douglas Chapman (September 7, 2000)

The plaintiffs in the Conte, O'Neill, Williamson, Amorosi, McCarron, Romero, O'Brien and Chapman cases (together with Curtright, the "Subscriber Cases") seek to represent purported nationwide classes of current and former members of the Company's health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO") and the Employee Retirement Income Security Act of 1974 ("ERISA"), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants' managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O'Neill Complaint. The motion to dismiss has been fully briefed, and the Florida Federal Court heard oral argument on October 26, 2000. On September 29, 2000, plaintiffs moved for class certification. The motion has been fully briefed.

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

The Shane, Mangieri and Harrison cases together comprise the "Provider Cases." The amended Shane action is brought against Aetna Inc. and a number of other managed care companies. The Mangieri action is brought against Aetna Inc. and two other managed care companies. The Harrison actions are brought against Aetna Inc., Prudential and a number of other managed care companies.

The Provider Cases collectively allege that Aetna Inc. and each other defendant managed care organization improperly denied claims in whole or part, did not pay claims timely, and employed coercive economic power to force physicians to enter into economically unfavorable contracts. The Shane Provider Case further charges that Aetna Inc. and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief, for alleged violations of RICO, ERISA, state unfair trade statutes and state laws regarding the timely payment of claims, and seek similar relief under common law theories.

The Provider Cases seek to represent purported nationwide classes of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. In addition, the Harrison actions seek to represent a class of Georgia physicians. The Shane plaintiffs seek to represent a purported national subclass of physicians to the extent that each such physician has a claim against each respective defendant which that physician is not bound to arbitrate as to various state law claims. The Shane plaintiffs also seek to represent a similar subclass of California physicians with respect to claims asserted under California's unfair trade practices statute.

On September 22, 2000, Aetna Inc. and the other defendants moved to dismiss the August 11, 2000 Shane complaint. On March 2, 2001, the Florida Federal Court granted that motion in part and permitted plaintiffs to file an amended complaint. An amended complaint was filed on March 26, 2001 by the individuals listed above, including the Harrison and Mangieri plaintiffs and others.

On April 30, 2001, Aetna Inc. and the other defendants moved to dismiss the March 26, 2001 Shane complaint. On May 1, 2001, Aetna Inc. moved to compel arbitration of all claims asserted against it by several of the named plaintiffs, moved to compel arbitration and/or stay claims against Aetna Inc. for its alleged participation in purported RICO violations by other defendants, and moved to compel arbitration and/or stay claims against other defendants for their alleged participation in purported RICO violations by Aetna Inc.

On October 20, 2000, the Shane plaintiffs moved for class certification. The parties fully briefed that motion based on the allegations of the August 11, 2000 Shane complaint. On May 7, 2001, the Florida Federal Court heard oral argument.

On May 9, 2001, the Florida Federal Court issued an order concerning discovery and other pretrial matters. The order requires fact discovery to be completed no later than December 14, 2001 and expert discovery to be completed no later than March 15, 2002. In addition, the order requires all pretrial motions, including motions for summary judgment, to be filed no later than April 30, 2002.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the "California Superior Court") on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint, as amended, seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company's HMO members and the general public and for alleged unfair practices relating to contracting of doctors. Defendants have filed several motions to strike and demurrers, which have been granted in part. The court granted defendants' motion to strike the request for restitution, and on November 17, 2000, the plaintiffs filed a fourth amended complaint. On December 22, 2000, defendants filed a motion to strike the request for restitution in that fourth amended complaint. The court granted the motion on March 5, 2001. Trial is scheduled for June 7, 2002. Defendants intend to continue to defend this action vigorously.

On February 15, 2001, two complaints were filed in the Superior Court for New Haven County, Connecticut against Aetna Health Plans of Southern New England, Inc., an indirect subsidiary of Aetna Inc. One complaint was filed by the Connecticut State Medical Society on behalf of its members. The other complaint was filed by Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. on behalf of a purported class of Connecticut State Medical Society members who provided services to the Company's members on or after July 19, 1996. Each complaint alleges in substance that the Company engages in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians, and that the Company has been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. The Connecticut State Medical Society complaint seeks injunctive relief and attorneys' fees under the Connecticut Unfair Trade Practices Act ("CUTPA"). The McIntosh complaint asserts claims under CUTPA and various common law doctrines and seeks similar injunctive relief, along with unspecified monetary damages, punitive damages and attorneys' fees. The Company removed both cases to the United States District Court for the District of Connecticut, and has requested that the Judicial Panel on Multidistrict Litigation transfer these cases to the Florida Federal Court for consolidated pretrial proceedings with the Provider Cases. Each of these actions is in the preliminary stages, and the Company intends to defend each action vigorously.

NYLCare Texas Sale

On March 30, 2001, Health Care Service Corporation ("HCSC") provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that the Company failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. The Company believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001 transmitted an answer denying the material allegations. The parties are in the process of selecting arbitrators. The matter, which the Company intends to defend vigorously, is in the preliminary stages.

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health care business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of Aetna Inc., was a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, County of San Bernardino. The action alleged damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of former Aetna, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal. On April 20, 2001, the parties entered into a settlement agreement. After contributions by the Company's insurers, the settlement (which is reflected in the first quarter 2001 results) was not material to the financial condition of the Company.

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

Item 5.   Other Information.

(a)   NAIC IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") Insurance Regulatory Information Systems ("IRIS") ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. None of Aetna Inc.'s significant subsidiaries had more than three IRIS ratios that were outside of the NAIC usual ranges for 2000.

(b) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                               Three Months Ended
                                                    March 31,                      Years Ended December 31,
                                               ------------------        -------------------------------------------------------
Aetna Inc.                                             2001              2000         1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                     0.12              0.89         3.31        3.89        4.41        0.86
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends (1)            0.12              0.89         2.81        2.87        3.24        0.68
--------------------------------------------------------------------------------------------------------------------------------


(1) Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the years ending December 31, 1996, 1997, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings (loss) from continuing operations before income taxes (benefits), cumulative effect adjustments and extraordinary items plus fixed charges. "Fixed charges" consists of interest expense (and the portion of rental expense deemed representative of the interest factor).

Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0, was approximately $49 million for the three months ended March 31, 2001.

Pretax loss from continuing operations used in calculating the ratio for the year ended December 31, 2000 reflects a goodwill write-off of $310 million, a severance and facilities charge of $143 million and $58 million of change-in control related payments and other costs required to effect the spin-off of the Company from former Aetna. Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0, was approximately $39 million in 2000.

Pretax loss from continuing operations used in calculating the ratio for the year ended December 31, 1996 reflects a severance and facilities charge of $802 million. Additional pretax income from continuing operations necessary to achieve a ratio of earnings to fixed charges of 1.0 was approximately $30 million in 1996. Additional pretax income from continuing operations necessary to achieve a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0 was approximately $81 million.

(c)   Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company follow:

                                                                                         Rating Agencies
                                                                     -----------------------------------------------------
                                                                                                  Moody's
                                                                                                  Investors      Standard
                                                                     A.M. Best       Fitch**      Service        & Poor's
--------------------------------------------------------------------------------------------------------------------------
Aetna Inc. (senior debt)
February 22, 2001                                                        *             A-           Baa2            A-
May 9, 2001 (1)                                                          *             A-           Baa2           BBB+

Aetna Inc. (commercial paper)
February 22, 2001                                                        *             F2            P2             A2
May 9, 2001 (1)                                                          *             F2            P2             A2

Aetna Life Insurance Company (claims paying/financial strength)
February 22, 2001                                                        A             AA-           A2             A+
May 9, 2001 (1)                                                          A             AA-           A2             A
--------------------------------------------------------------------------------------------------------------------------

*   Nonrated by the agency.

** Formerly known as Duff & Phelps.

(1) Moody's has these ratings on outlook-stable. Fitch and Standard & Poor's have the Aetna Inc. senior debt and ALIC ratings on outlook-negative. A.M. Best has the ALIC rating under review with negative implications.


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      (4) Instruments defining the rights of security holders, including indentures.

      4.1 Senior Indenture dated as of March 2, 2001 between Aetna Inc. and State Street Bank and Trust Company.

      (10)  Material Contracts.

      10.1 Memorandum, dated as of March 2, 2001, Re: Notice of Commitment Reduction Event to the Bridge Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

      (12)  Statement Re: Computation of Ratios

            Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2001 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 for Aetna Inc.

      (15)  Letter Re: Unaudited Interim Financial Information.

            Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated May 9, 2001.

(b)   Reports on Form 8-K.

      The registrant filed a report on Form 8-K on February 14, 2001 concerning the Company's fourth quarter 2000 results and other matters affecting future performance, previously communicated in its January 30, 2001 press release and conference calls with the public, which were held on January 30, 2001 and December 18, 2000.

      The registrant filed a report on Form 8-K on March 15, 2001 announcing that President and CEO John W. Rowe, M.D. would assume the additional role of Chairman on April 1, 2001. In addition, the Company announced the appointment of Ronald A. Williams as Executive Vice President and Chief of Health Operations.

      The registrant filed a report on Form 8-K on March 21, 2001 presenting its previously reported supplemental financial information in the Company's new 2001 segment format.

      The registrant filed a report on Form 8-K on April 10, 2001 concerning higher-than-anticipated medical costs.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Aetna Inc.
                                      ----------------------------------
                                                Registrant



Date  May 10, 2001                    By    /s/ Alan M. Bennett
                                           -----------------------------
                                           Alan M. Bennett
                                           Interim Chief Financial Officer,
                                           Vice President
                                           and Corporate Controller
                                           (Chief Accounting Officer)

                                   AETNA INC.


                                  EXHIBIT INDEX



                ================================================


  EXHIBIT
   NUMBER      DESCRIPTION
   ------      -----------
      (4)     Instruments defining the rights of security  holders, including indentures.

     4.1      Senior Indenture dated as of March 2, 2001 between Aetna Inc. and State
              Street Bank and Trust Company.

     (10)     Material Contracts.

     10.1     Memorandum, dated as of March 2, 2001, Re: Notice of Commitment Reduction
              Event to the Bridge Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New
              York, as Administrative Agent.

     (12)     Statement Re: Computation of Ratios.

              Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2001 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 for
              Aetna Inc.

     (15)     Letter Re: Unaudited Interim Financial Information.

              Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated May 9, 2001.