Form 10-Q
period 2001-06-30
AETNA INC /PA/
filed 2001-08-08
CIK 1122304

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, for the quarter ended June 30, 2001.

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

                           Yes [X]            No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)                    142,786,921
-------------------------------------           -----------------------------------
           (Class)                              Shares Outstanding at June 30, 2001

                                TABLE OF CONTENTS




                                                                 Page
PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
        Consolidated Statements of Income                          3
        Consolidated Balance Sheets                                4
        Consolidated Statements of Shareholders' Equity            5
        Consolidated Statements of Cash Flows                      6
        Condensed Notes to Consolidated Financial Statements       7
        Independent Auditors' Review Report                       27

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.            28

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk.                                        48


PART II.OTHER INFORMATION

Item 1.  Legal Proceedings.                                       48

Item 4.  Submission of Matters to a Vote of Security Holders.     52

Item 5.  Other Information.                                       52

Item 6.  Exhibits and Reports on Form 8-K.                        54

Signatures                                                        55

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME


                                                                                 Three Months Ended           Six Months Ended
                                                                                       June 30,                    June 30,
                                                                                ---------------------     -------------------------
(Millions, except per common share data)                                            2001         2000          2001            2000
----------------------------------------                                        --------     --------     ---------       ---------
Revenue:
  Health care premiums                                                          $5,040.8     $5,476.4     $10,108.5       $10,935.8
  Other premiums                                                                   593.5        362.3       1,028.2           738.3
  Administrative services contract fees                                            465.9        486.9         932.5           985.9
  Net investment income                                                            361.0        386.7         772.0           813.8
  Other income                                                                      13.2         19.8          27.4            43.8
  Net realized capital gains (losses)                                               62.0        (12.7)         96.5           (41.2)
                                                                                --------     --------     ---------       ---------
Total revenue                                                                    6,536.4      6,719.4      12,965.1        13,476.4
                                                                                --------     --------     ---------       ---------
Benefits and expenses:
  Health care costs                                                              4,566.8      4,777.0       9,171.0         9,451.8
  Current and future benefits                                                      744.4        527.4       1,365.7         1,101.8
  Operating expenses:
     Salaries and related benefits                                                 564.7        638.1       1,185.7         1,238.7
     Other                                                                         570.5        559.8       1,063.7         1,153.4
  Interest expense                                                                  33.6         56.4          63.9           125.3
  Amortization of goodwill and other acquired intangible assets                    107.3        109.2         214.5           218.4
  Reduction of reserve for anticipated future losses on discontinued products      (94.5)      (146.0)        (94.5)         (146.0)
                                                                                --------     --------     ---------       ---------
Total benefits and expenses                                                      6,492.8      6,521.9      12,970.0        13,143.4
                                                                                --------     --------     ---------       ---------
Income (loss) from continuing operations before income taxes and cumulative
  effect adjustment                                                                 43.6        197.5          (4.9)          333.0
Income taxes:
  Current                                                                            1.1         62.3          29.8           128.9
  Deferred                                                                          31.9         25.6           3.4            19.1
                                                                                --------     --------     ---------       ---------
Total income taxes                                                                  33.0         87.9          33.2           148.0
                                                                                --------     --------     ---------       ---------
Income (loss) from continuing operations before cumulative effect adjustment        10.6        109.6         (38.1)          185.0
Cumulative effect adjustment, net of tax (Note 7)                                     --           --            .5              --
                                                                                --------     --------     ---------       ---------
Income (loss) from continuing operations                                            10.6        109.6         (37.6)          185.0
Income from discontinued operations, net of tax                                       --         77.0            --           171.6
                                                                                --------     --------     ---------       ---------
Net income (loss)                                                               $   10.6     $  186.6     $   (37.6)      $   356.6
                                                                                ========     ========     =========       =========
Results per common share:
Income (loss) from continuing operations:
  Basic                                                                         $    .07     $    .78     $    (.26)      $    1.31
  Diluted (1)                                                                        .07          .77            --            1.30
Net income (loss):
  Basic                                                                              .07         1.32          (.26)           2.53
  Diluted (1)                                                                        .07         1.30            --            2.50
                                                                                --------     --------     ---------       ---------

(1) Since the Company reported a net loss for the six months ended June 30, 2001, the effect of dilutive securities has been excluded from earnings
     (loss) per common share computations for that period because including such securities would result in an anti-dilutive per common share amount.


See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.


CONSOLIDATED BALANCE SHEETS


                                                                                       June 30,  December 31,
 (Millions, except share data)                                                            2001          2000
 -----------------------------                                                       ---------     ---------
Assets
Current assets:
  Cash and cash equivalents                                                          $ 1,685.8     $ 1,652.5
  Investment securities                                                               14,367.4      14,308.8
  Other investments                                                                      328.5         374.6
  Premiums receivable, net                                                               796.9         838.6
  Other receivables, net                                                                 590.6         735.8
  Accrued investment income                                                              257.8         260.3
  Collateral received under securities loan agreements                                   512.4         596.8
  Loaned securities                                                                      500.9         584.1
  Deferred income taxes                                                                  159.0         112.3
  Other assets                                                                           169.2         303.7
                                                                                     ---------     ---------
Total current assets                                                                  19,368.5      19,767.5
                                                                                     ---------     ---------
Long-term investments                                                                  1,449.9       1,344.3
Mortgage loans                                                                         1,875.0       1,826.6
Investment real estate                                                                   339.7         319.2
Reinsurance recoverables                                                               1,278.5       1,318.5
Goodwill and other acquired intangible assets, net                                     7,488.9       7,703.4
Property and equipment, net                                                              366.1         390.0
Deferred income taxes                                                                    290.5         295.0
Other assets                                                                             149.0         128.7
Separate Accounts assets                                                              12,985.4      14,352.5
                                                                                     ---------     ---------
Total assets                                                                         $45,591.5     $47,445.7
                                                                                     =========     =========
Liabilities and shareholders' equity
Current liabilities:
  Health care costs payable                                                          $ 3,163.5     $ 3,171.1
  Future policy benefits                                                                 822.3         832.0
  Unpaid claims                                                                          551.4         528.2
  Unearned premiums                                                                      292.1         274.7
  Policyholders' funds                                                                 1,035.8       1,089.0
  Collateral payable under securities loan agreements                                    512.4         596.8
  Short-term debt                                                                        490.4       1,592.2
  Income taxes payable                                                                   163.0         297.8
  Deferred income taxes                                                                   28.7            --
  Accrued expenses and other liabilities                                               1,349.7       1,621.6
                                                                                     ---------     ---------
Total current liabilities                                                              8,409.3      10,003.4
                                                                                     ---------     ---------
Future policy benefits                                                                 8,553.5       8,684.8
Unpaid claims                                                                          1,237.1       1,211.6
Policyholders' funds                                                                   2,439.8       2,649.6
Long-term debt                                                                         1,595.0            --
Other liabilities                                                                        313.3         416.7
Separate Accounts liabilities                                                         12,985.4      14,352.5
                                                                                     ---------     ---------
Total liabilities                                                                     35,533.4      37,318.6
                                                                                     ---------     ---------

Commitments and contingent liabilities (Notes 3, 4 and 16)
Shareholders' equity:
  Common stock and additional paid-in capital ($.01 par value, 759,900,000 shares authorized, 142,786,921 issued and outstanding in 2001; $.01 par value, 762,500,000 shares authorized, 142,618,551 shares issued and outstanding in 2000)
                                                                                       3,874.5       3,898.7
  Accumulated other comprehensive income                                                  27.9          35.1
  Retained earnings                                                                    6,155.7       6,193.3
                                                                                     ---------     ---------
Total shareholders' equity                                                            10,058.1      10,127.1
                                                                                     ---------     ---------
Total liabilities and shareholders' equity                                           $45,591.5     $47,445.7
                                                                                     =========     =========

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated Other
                                                                                               Comprehensive
                                                                                               Income (Loss)
                                                                                 --------------------------------------
                                                                        Common
                                                                     Stock and
                                                                    Additional      Unrealized
(Millions, except share data)                                          Paid-in   Gains (Losses)     Foreign   Cash Flow    Retained
Six Months Ended June 30, 2001                           Total         Capital   on Securities     Currency      Hedges    Earnings
------------------------------                       ---------      ----------   -------------     --------   ---------    --------
Balances at December 31, 2000                        $10,127.1        $3,898.7       $    29.4      $   5.7       $  --    $6,193.3

Comprehensive income:
   Net loss                                              (37.6)                                                               (37.6)
   Other comprehensive loss, net of tax:
      Unrealized losses on securities
        ($(9.5) pretax) (1)                               (6.2)                           (6.2)
      Foreign currency ($(1.4) pretax)                     (.9)                                        (.9)
      Derivative losses ($(.2) pretax) (1)                 (.1)                                                     (.1)
                                                     ---------
   Other comprehensive loss                               (7.2)
                                                     ---------
Total comprehensive loss                                 (44.8)
                                                     =========
Common stock issued for benefit plans
   (2,768,370 shares)                                     71.4            71.4
Repurchase of common shares
   (2,600,000 shares)                                    (95.6)          (95.6)
                                                     ---------      ----------       ---------     -------    ---------    --------
Balances at June 30, 2001                            $10,058.1        $3,874.5       $    23.2     $   4.8        $ (.1)   $6,155.7
                                                     =========      ==========       =========     =======    =========    ========
Six Months Ended June 30, 2000
------------------------------
Balances at December 31, 1999                        $10,703.2        $3,719.3       $  (206.1)    $(449.5)       $  --    $7,639.5
Comprehensive income:
   Net income                                            356.6                                                                356.6
   Other comprehensive income, net of tax:
      Unrealized gains on securities
        ($81.4 pretax) (1)                                52.9                            52.9
      Foreign currency ($136.8 pretax)                   118.5                                       118.5
                                                     ---------
   Other comprehensive income                            171.4
                                                     ---------
Total comprehensive income                               528.0
                                                     =========
Capital contributions from former Aetna                   15.9            15.9
Dividends to former Aetna                               (287.0)                                                              (287.0)
                                                     ---------      ----------       ---------     -------    ---------    --------
Balances at June 30, 2000                            $10,960.1        $3,735.2       $  (153.2)    $(331.0)       $  --    $7,709.1
                                                     =========      ==========       =========     =======    =========    ========

(1)  Net of reclassification adjustments.


See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Six Months Ended June 30,
                                                                                                           ------------------------
(Millions)                                                                                                   2001            2000
----------                                                                                                ---------       ---------
Cash flows from operating activities:
  Net income (loss)                                                                                       $   (37.6)      $   356.6
  Adjustments to reconcile net income (loss) to net cash provided by
    (used for) operating activities:
      Cumulative effect adjustment                                                                              (.7)             --
      Income from discontinued operations                                                                        --          (171.6)
      Amortization of goodwill and other acquired intangible assets                                           214.5           218.4
      Depreciation and other amortization                                                                      97.2            93.1
      Accretion of net investment discount                                                                    (15.4)          (18.8)
      Net realized capital (gains) losses                                                                     (96.5)           41.2
  Changes in assets and liabilities:
      (Increase) decrease in accrued investment income                                                          2.5            (3.6)
      (Increase) decrease in premiums due and other receivables                                               289.1           (36.8)
      Decrease in income taxes                                                                               (133.0)          (11.4)
      Net change in other assets and other liabilities                                                       (342.4)         (220.7)
      Net decrease in health care and insurance liabilities                                                  (109.0)         (456.8)
      Other, net                                                                                                (.7)           16.1
Discontinued operations, net                                                                                     --           679.1
                                                                                                          ---------       ---------
Net cash provided by (used for) operating activities                                                         (132.0)          484.8
                                                                                                          ---------       ---------
Cash flows from investing activities:
  Proceeds from sales and investment maturities of:
      Debt securities available for sale                                                                    9,597.4         6,952.2
      Equity securities                                                                                       110.7           264.3
      Mortgage loans                                                                                          341.1           392.1
      Investment real estate                                                                                    7.7            12.0
      Other investments                                                                                     2,836.1         2,876.1
      NYLCare Texas                                                                                              --           420.0
  Cost of investments in:
      Debt securities available for sale                                                                   (9,380.6)       (6,459.6)
      Equity securities                                                                                      (108.4)         (110.1)
      Mortgage loans                                                                                         (127.8)         (211.1)
      Investment real estate                                                                                   (5.6)           (7.9)
      Other investments                                                                                    (2,897.0)       (2,569.0)
      Increase in property and equipment                                                                      (85.0)          (38.3)
      Other, net                                                                                             (182.0)         (100.5)
Discontinued operations, net                                                                                     --           710.7
                                                                                                          ---------       ---------
Net cash provided by investing activities                                                                     106.6         2,130.9
                                                                                                          ---------       ---------
Cash flows from financing activities:
  Deposits and interest credited for investment contracts                                                      96.6           134.1
  Withdrawals of investment contracts                                                                        (463.4)         (525.5)
  Issuance of long-term debt                                                                                1,566.1              --
  Net decrease in short-term debt                                                                          (1,101.8)         (403.5)
  Capital contributions from former Aetna                                                                        --            15.9
  Dividends paid to former Aetna                                                                                 --          (157.0)
  Common stock issued under benefit plans                                                                      71.4              --
  Common stock acquired                                                                                       (95.6)             --
  Other, net                                                                                                  (14.6)           18.6
Discontinued operations, net                                                                                     --          (371.2)
                                                                                                          ---------       ---------
Net cash provided by (used for) financing activities                                                           58.7        (1,288.6)
                                                                                                          ---------       ---------
Net increase in cash and cash equivalents of discontinued operations                                             --        (1,018.6)
                                                                                                          ---------       ---------
Net increase in cash and cash equivalents of continuing operations                                             33.3           308.5
Cash and cash equivalents, beginning of period                                                              1,652.5         1,309.2
                                                                                                          ---------       ---------
Cash and cash equivalents, end of period                                                                  $ 1,685.8       $ 1,617.7
                                                                                                          =========       =========
Supplemental cash flow information:
  Interest paid                                                                                           $    44.3       $   136.9
  Income taxes paid                                                                                           143.3           140.3
                                                                                                          ---------       ---------


See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) and its wholly-owned subsidiaries (collectively, the "Company"). At June 30, 2001, the Company's operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans that include health maintenance organizations ("HMOs"), point-of-service ("POS") plans, preferred provider organizations ("PPOs") and indemnity benefit products. Such plans are generally offered on both a full risk and an employer-funded basis. Under full risk plans, the Company assumes all or a majority of the health care cost, utilization, mortality, morbidity or other risk, depending on the product. Under employer-funded plans, the plan sponsor under an administrative services contract ("ASC"), and not the Company, assumes all or a majority of these risks. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. These segments reflect the reorganization, in the first quarter of 2001, of the Company's internal structure for making operating decisions and assessing performance. Corresponding information for 2000 has been restated to reflect this change.

Prior to December 13, 2000, the Company (formerly Aetna U.S. Healthcare Inc. and its wholly-owned subsidiaries) was a subsidiary of a Connecticut corporation named Aetna Inc. ("former Aetna"). On December 13, 2000, former Aetna spun off shares of the Company to shareholders (of former Aetna). As part of the same transaction, the remaining entity, which contained former Aetna's financial services and international businesses, was merged with a newly formed subsidiary of ING Groep N.V. ("ING"). The businesses sold to ING are reflected as discontinued operations, since the Company is the successor of former Aetna for accounting purposes. Refer to Note 15.


These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna Inc.'s 2000 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

New Accounting Standard
As of January 1, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAS Statement No. 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, and certain FAS No. 133 implementation issues, issued by the Financial Accounting Standards Board ("FASB"). This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and to measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this standard did not have a material effect on the Company's financial position or results of operations. (Refer to Note 7.)

Item 1.  Financial Statements.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Future Accounting Standards
In June 2001, the FASB issued FAS No. 141, Business Combinations. This standard supersedes previous accounting standards for business combinations. FAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and therefore, prospectively prohibits the use of the pooling-of-interest method. All of the Company's previous acquisitions have been recorded under the purchase method.

In June 2001, the FASB approved FAS No. 142, Goodwill and Other Intangible Assets. This standard, which becomes effective for the Company on January 1, 2002, eliminates goodwill amortization from the income statement and requires an evaluation of goodwill impairment upon adoption of this standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment (however, this standard is effective for all goodwill and intangible assets acquired after June 30, 2001). The Company anticipates that these evaluations will be calculated based on an implied fair value approach, which utilizes a discounted cash flow analysis. Impairment, if any, resulting from the initial application of the new standard will be classified as a cumulative effect of a change in accounting principle. Subsequent impairments, if any, would be classified as an operating expense. Also, intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement.

The Company is currently evaluating the impact of adoption of this standard on its recorded amount of goodwill and intangible assets. The Company cannot currently predict whether an impairment of goodwill will result from the adoption of this standard, although it is reasonably possible. Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization from the Company's income statement, any impairment would result in a charge, as discussed above.

Item 1.  Financial Statements.

2.    EARNINGS (LOSS) PER COMMON SHARE

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share ("EPS") for the three and six months ended June 30, was as follows:

Three Months Ended June 30,                                      Income (Loss)          Shares      Per Common
(Millions, except per common share data)                           (Numerator)    (Denominator)   Share Amount
----------------------------------------                          -----------    -------------    ------------
2001
Basic EPS:
  Net income                                                          $ 10.6            142.7           $ .07
                                                                      ======                            =====
Effect of dilutive securities:
   Stock options(1)                                                                       1.5
                                                                                        -----
Diluted EPS:
  Net income and assumed conversions                                  $ 10.6            144.2           $ .07
                                                                      ======            =====           =====
2000(2)
Basic EPS:
   Income from continuing operations                                  $109.6            141.0           $ .78
                                                                      ======                            =====
Effect of dilutive securities:
   Stock options and other(3)                                                             2.2
                                                                                        -----
Diluted EPS:
  Income from continuing operations and assumed conversions           $109.6            143.2           $ .77
                                                                      ======            =====           =====

Six Months Ended June 30,
----------------------------------------
2001(4)
Basic EPS:
  Net loss                                                            $(37.6)           143.0           $(.26)
                                                                      ======            =====           =====
2000(2)
Basic EPS:
   Income from continuing operations                                  $185.0            141.1           $1.31
                                                                      ======                            =====
Effect of dilutive securities:
   Stock options and other(3)                                                             1.6
                                                                                        -----
Diluted EPS:
  Income from continuing operations and assumed conversions           $185.0            142.7           $1.30
                                                                      ======            =====           =====

(1) Options to purchase shares of common stock for the three months ended June 30, 2001 of 14.6 million shares (with exercise prices ranging from $27.38 to $54.21) were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

(2) Basic EPS related to discontinued operations for the three and six months ended June 30, 2000 were $.55 and $1.22, respectively. Diluted EPS related to discontinued operations for the three and six months ended June 30, 2000 were $.54 and $1.20, respectively.

(3) Options to purchase shares of common stock and stock appreciation rights ("SARs") for the three and six months ended June 30, 2000 of 9.5 million shares (with exercise prices ranging from $61.63 to $112.63) and 9.6 million shares (with exercise prices ranging from $56.88 to $112.63), respectively, were not included in the calculation of diluted earnings per common share because the options' and SARs' exercise price was greater than the average market price of common shares.

(4) Since the Company reported a net loss for the six months ended June 30, 2001, the effect of dilutive securities has been excluded from EPS computations for that period, since including such securities would result in an anti-dilutive per common share amount.

3.    ACQUISITION OF THE PRUDENTIAL HEALTH CARE BUSINESS

On August 6, 1999, the Company acquired from The Prudential Insurance Company of America ("Prudential") the Prudential health care business ("PHC") for approximately $1 billion. The acquisition was accounted for as a purchase. In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation at the acquisition date included a fair value adjustment of: a reinsurance agreement (see further discussion below); the unfavorable component of the contracts underlying the acquired medical risk business; and the above-market compensation component related to supplemental fees to be received under the Company's agreement to service Prudential's ASC business. Refer to the Company's 2000 Annual Report on Form 10-K for further discussion of the PHC acquisition.

Item 1.  Financial Statements.

3.    ACQUISITION OF THE PRUDENTIAL HEALTH CARE BUSINESS (CONTINUED)

Effective with the date of the acquisition, the Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential agreed to indemnify the Company from certain health insurance risks that arose following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical cost ratio levels through 2000 for substantially all the acquired medical and dental risk business. This reinsurance agreement ended on December 31, 2000, except that the agreement provides for a period of time during which medical cost reimbursements (as calculated in accordance with the agreement) will be finalized, which is expected to be completed by the end of 2001. Reinsurance recoveries under this agreement (reflected as a reduction of health care costs) were $2 million pretax for the six months ended June 30, 2001 and $36 million and $46 million pretax for the three and six months ended June 30, 2000, respectively. There were no reinsurance recoveries during the three months ended June 30, 2001. For the three and six months ended June 30, 2000, the Company recorded asset amortization of $6 million and $13 million pretax, respectively, related to the fair value adjustment of the reinsurance agreement. There was no such asset amortization during the three and six months ended June 30, 2001. For the three and six months ended June 30, 2001, the Company recorded liability amortization of $3 million and $5 million pretax, respectively, related to the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business. For the three and six months ended June 30, 2000, such liability amortization was $9 million and $22 million pretax, respectively.

The Company also agreed to service Prudential's ASC business following the closing. In exchange for servicing the ASC business, Prudential remitted fees received from its ASC customers to the Company and paid certain supplemental fees. The supplemental fees were fixed in amount and declined over a period, which ended in February 2001. For the three and six months ended June 30, 2001, the Company recorded total fees for servicing the Prudential ASC business of approximately $22 million and $49 million pretax, respectively, including supplemental fees of approximately $1 million pretax, which was net of asset amortization of $7 million pretax related to the above-market compensation component related to the supplemental fees under the ASC business for the six months ended June 30, 2001 (there were no supplemental fees or amortization during the three months ended June 30, 2001). For the three and six months ended June 30, 2000, the Company recorded total fees for servicing the Prudential ASC business of approximately $98 million and $204 million pretax, respectively, including supplemental fees of approximately $36 million and $84 million pretax, respectively, which was net of asset amortization of $4 million and $11 million pretax, respectively.

4.    AGREEMENT TO SELL CERTAIN MEDICAID BUSINESSES

On August 1, 2001, the Company completed the sale of its New Jersey Medicaid and New Jersey Family Care businesses to AmeriChoice. The agreement covers approximately 118,000 New Jersey Medicaid beneficiaries and members of the New Jersey Family Care program for uninsured children and adults. The sale price is not material to the Company's financial position, and the results of this business were not material to the Company's results of operations.

Item 1.  Financial Statements.

5.    INVESTMENTS

Investment securities at June 30, 2001 and December 31, 2000 were as follows:

                                         June 30,     December 31,
(Millions)                                  2001             2000
----------                             ---------      -----------
Debt securities available for sale     $13,844.3        $13,869.9
Equity securities                           99.7            116.5
Other investment securities                423.4            322.4
                                       ---------        ---------
Total investment securities            $14,367.4        $14,308.8
                                       =========        =========

Net investment income includes amounts related to experience-rated contractholders of $57 million and $75 million for the three months ended June 30, 2001 and 2000, respectively, and $123 million and $154 million for the six months ended June 30, 2001 and 2000, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) related to experience-rated contractholders of $(1) million and $(16) million for the three months ended June 30, 2001 and 2000, respectively, and $15 million and $(29) million for the six months ended June 30, 2001 and 2000, respectively, were deducted from net realized capital gains (losses) as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves at June 30, 2001 and December 31, 2000 were as follows:

                                             June 30, 2001            December 31, 2000
                                        ----------------------     -----------------------
                                             Total                      Total
                                          Recorded    Specific       Recorded     Specific
(Millions)                              Investment    Reserves     Investment     Reserves
----------                              ----------    --------     ----------     --------
Supporting discontinued products            $116.7       $13.8         $124.6        $22.2
Supporting experience-rated products          42.3         5.2           39.1          6.0
Supporting remaining products                 29.7         1.7           30.3          1.8
                                            ------       -----         ------        -----
Total impaired loans                        $188.7(1)    $20.7         $194.0(1)     $30.0
                                            ======       =====         ======        =====

(1) Includes impaired loans of $45.8 million and $28.8 million at June 30, 2001 and December 31, 2000, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the six months ended June 30, 2001 and 2000 was as follows:

                                                    Supporting
                                      Supporting    Experience-  Supporting
                                    Discontinued         Rated    Remaining
(Millions)                              Products      Products     Products     Total (1)
----------                          ------------   -----------   ----------    ------
Balance at December 31, 2000               $28.4         $12.8         $2.8     $44.0
Principal write-offs                        (7.8)          (.4)         (.2)     (8.4)
                                           -----         -----         ----     -----
Balance at June 30, 2001                   $20.6         $12.4         $2.6     $35.6
                                           =====         =====         ====     =====
Balance at December 31, 1999               $28.9         $13.6         $3.4     $45.9
Principal write-offs                          --           (.3)         (.1)      (.4)
                                           -----         -----         ----     -----
Balance at June 30, 2000                   $28.9         $13.3         $3.3     $45.5
                                           =====         =====         ====     =====

(1) Total reserves at June 30, 2001 and 2000 include $20.7 million and $31.8 million of specific reserves, respectively, and $14.9 million and $13.7 million of general reserves, respectively.

Item 1.  Financial Statements.

5.    INVESTMENTS (CONTINUED)

Income earned (pretax) and cash received on the average recorded investment in impaired loans were as follows:

                                                    Three Months Ended                                Six Months Ended
                                                      June 30, 2001                                     June 30, 2001
                                            ----------------------------------------        ---------------------------------------
                                             Average                                         Average
                                            Impaired        Income              Cash        Impaired       Income              Cash
(Millions)                                     Loans        Earned          Received           Loans       Earned          Received
----------                                  --------        ------          --------        --------       ------          --------
Supporting discontinued products              $120.7          $5.5              $5.2          $123.5         $5.5             $ 7.4
Supporting experience-rated products            42.3           1.0               1.0            42.4          1.5               2.0
Supporting remaining products                   29.7            .5                .7            30.5           .5               1.7
                                              ------          ----              ----          ------         ----             -----
Total                                         $192.7          $7.0              $6.9          $196.4         $7.5             $11.1
                                              ======          ====              ====          ======         ====             =====

                                                    Three Months Ended                                Six Months Ended
                                                      June 30, 2000                                     June 30, 2000
                                            ----------------------------------------       ----------------------------------------
                                             Average                                        Average
                                            Impaired        Income              Cash       Impaired        Income              Cash
(Millions)                                     Loans        Earned          Received          Loans        Earned          Received
----------                                  --------        ------          --------       --------        ------          --------
Supporting discontinued products              $157.6          $2.5              $2.5         $157.9         $ 5.2             $ 5.2
Supporting experience-rated products            66.6           1.6               1.7           71.9           3.3               3.3
Supporting remaining products                   52.2           2.4               2.8           42.6           5.1               5.6
                                              ------          ----              ----         ------         -----             -----
Total                                         $276.4          $6.5              $7.0         $272.4         $13.6             $14.1
                                              ======          ====              ====         ======         =====             =====

6.    SUPPLEMENTAL CASH FLOW INFORMATION

Noncash investing and financing activities included the acquisition of real estate through foreclosures of mortgage loans amounting to approximately $1 million for the six months ended June 30, 2001. There were no such foreclosures during the six months ended June 30, 2000.

7.    ACCOUNTING CHANGE - ADOPTION OF FAS NO. 133

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

Item 1.  Financial Statements.

7.    ACCOUNTING CHANGE - ADOPTION OF FAS NO. 133 (CONTINUED)

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

From time to time, the Company uses option contracts for the purpose of increasing net investment income. Option contracts grant the purchaser, for a fee, the right, but not the obligation, to buy or sell a financial instrument at a given price during a specified period.

Derivatives are recognized on the Company's balance sheet in long-term investments at fair value. The fair value of derivatives is estimated based on quoted market prices, dealer quotations or internal price estimates believed to be comparable to dealer quotations. These fair value amounts reflect the estimated amounts that the Company would have to pay or would receive if the contracts were terminated.

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

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for the hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the Company's balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Item 1.  Financial Statements.

7.    ACCOUNTING CHANGE - ADOPTION OF FAS NO. 133 (CONTINUED)

The Company discontinues hedge accounting prospectively when it is determined that one of the following has occurred: (i) the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item; (ii) the derivative expires or is sold, terminated, or exercised; (iii) the derivative is undesignated as a hedge instrument because it is unlikely that a forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) management determines that the designation of the derivative as a hedge instrument is no longer appropriate.

If hedge accounting is discontinued, the derivative will continue to be carried on the Company's balance sheet at its fair value. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, the related hedged asset or liability will no longer be adjusted for fair value changes. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recorded pursuant to the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. In all other situations in which hedge accounting is discontinued, changes in the fair value of the derivative are recognized in current period earnings.

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

Upon issuance of the long-term debt (refer to Note 11) and termination of these forward contracts, the Company recognized a loss of approximately $5 million pretax related to these derivatives, which is included in accumulated other comprehensive income. During the six months ended June 30, 2001, the amount of the loss that was reclassified from accumulated other comprehensive income and recognized as part of interest expense was not material. Over the next twelve months, approximately $.5 million of the loss is expected to be reclassified from accumulated other comprehensive income and recognized as part of interest expense.

Item 1.  Financial Statements.

8.    ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

                                                                                  Six Months
                                                                                 Ended June 30,
                                                                        ------------------------------
(Millions)                                                               2001                     2000
----------                                                               ----                     ----
Unrealized holding gains arising during the period (1)                  $12.9                    $48.5
Less:  reclassification adjustment for gains (losses) and other
  items included in net income (loss) (2)                                19.1                     (4.4)
                                                                        -----                    -----
Net unrealized gains (losses) on securities                             $(6.2)                   $52.9
                                                                        =====                    =====


(1) Pretax unrealized holding gains arising during the period were $19.9 million and $74.6 million for the six months ended June 30, 2001 and 2000, respectively.

(2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $29.4 million and $(6.8) million for the six months ended June 30, 2001 and 2000, respectively.

9.    SEVERANCE AND FACILITIES CHARGE

In December 2000, the Company recorded an after-tax severance and facilities charge of $93 million ($143 million pretax) related to actions taken or expected to be taken with respect to initiatives that are intended to strengthen the Company's competitiveness, improve its profitability and concentrate its resources on its core mission as a health care and related benefits company. The charge consisted of two types of costs: those that relate to actions under a plan for the involuntary termination of employees (approximately $123 million pretax) and those that relate to an exit plan with respect to certain leased facilities (approximately $20 million pretax). The severance portion of the charge was based on a plan to eliminate 2,394 positions (primarily regional sales personnel, customer service, information technology and other staff-area personnel). The facilities portion of the charge represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated.

The activity during the six months ended June 30, 2001 within the severance and facilities reserve and the related number of positions eliminated were as follows:

(Millions)                               Reserve                  Positions
----------                               -------                  ---------
Balance at December 31, 2000              $140.0                      2,319
Actions taken (1)                          (95.0)                    (1,537)
                                          ------                     ------
Balance at June 30, 2001                  $ 45.0                        782
                                          ======                     ======

(1)  Includes $93.0 million of severance-related actions.

Severance actions and the vacating of leased facilities, as described above, are expected to be completed by December 31, 2001. The remaining lease payments (net of expected subrentals) on these vacated facilities are payable over approximately the next eight years.

10.   DISCONTINUED PRODUCTS

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. The reserve reflects management's best estimate of anticipated future losses.

Item 1.  Financial Statements.

10.   DISCONTINUED PRODUCTS (CONTINUED)

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

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 2001, the receivable from continuing products, net of related deferred taxes payable of $82 million on the accrued interest income, was $337 million. At December 31, 2000, the receivable from continuing products, net of related deferred taxes payable of $77 million on accrued interest income, was $389 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and six months ended June 30, 2001 and 2000, were as follows (pretax, in millions):

                                                                          Charged (Credited)
                                                                             to Reserve for
Three months ended June 30, 2001                              Results         Future Losses          Net (1)
--------------------------------                              -------     -----------------       ------
Net investment income                                          $ 99.6                $   --       $ 99.6
Net realized capital gains                                       18.0                 (18.0)          --
Interest earned on receivable from continuing products            7.2                    --          7.2
Other income                                                      8.0                    --          8.0
                                                               ------                ------       ------
  Total revenue                                                 132.8                 (18.0)       114.8
                                                               ------                ------       ------
Current and future benefits                                     106.9                   5.0        111.9
Operating expenses                                                2.9                    --          2.9
                                                               ------                ------       ------
  Total benefits and expenses                                   109.8                   5.0        114.8
                                                               ------                ------       ------
Results of discontinued products                               $ 23.0                $(23.0)      $   --
                                                               ======                ======       ======

Three months ended June 30, 2000
--------------------------------
Net investment income                                          $102.2                $   --       $102.2
Interest earned on receivable from continuing products            8.2                    --          8.2
Other income                                                      5.3                    --          5.3
                                                               ------                ------       ------
  Total revenue                                                 115.7                    --        115.7
                                                               ------                ------       ------
Current and future benefits                                     113.5                  (1.2)       112.3
Operating expenses                                                3.4                    --          3.4
                                                               ------                ------       ------
  Total benefits and expenses                                   116.9                  (1.2)       115.7
                                                               ------                ------       ------
Results of discontinued products                               $ (1.2)               $  1.2       $   --
                                                               ======                ======       ======


(1) Amounts are reflected in the June 30, 2001 and 2000 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Item 1.  Financial Statements.

10.   DISCONTINUED PRODUCTS (CONTINUED)

                                                                        Charged (Credited)
                                                                           to Reserve for
Six months ended June 30, 2001                               Results        Future Losses         Net(1)
------------------------------                               -------        -------------      ------
Net investment income                                         $216.9               $   --      $216.9
Net realized capital gains                                      26.4                (26.4)         --
Interest earned on receivable from continuing products          14.3                   --        14.3
Other income                                                    18.1                   --        18.1
                                                              ------               ------      ------
  Total revenue                                                275.7                (26.4)      249.3
                                                              ------               ------      ------
Current and future benefits                                    214.6                 28.6       243.2
Operating expenses                                               6.1                   --         6.1
                                                              ------               ------      ------
  Total benefits and expenses                                  220.7                 28.6       249.3
                                                              ------               ------      ------
Results of discontinued products                              $ 55.0               $(55.0)     $   --
                                                              ======               ======      ======

Six months ended June 30, 2000
------------------------------
Net investment income                                         $223.9               $   --      $223.9
Net realized capital gains                                        .1                  (.1)         --
Interest earned on receivable from continuing products          16.3                   --        16.3
Other income                                                    18.3                   --        18.3
                                                              ------               ------      ------
  Total revenue                                                258.6                  (.1)      258.5
                                                              ------               ------      ------
Current and future benefits                                    229.7                 21.9       251.6
Operating expenses                                               6.9                   --         6.9
                                                              ------               ------      ------
  Total benefits and expenses                                  236.6                 21.9       258.5
                                                              ------               ------      ------
Results of discontinued products                              $ 22.0               $(22.0)     $   --
                                                              ======               ======      ======

(1) Amounts are reflected in the June 30, 2001 and 2000 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at June 30, 2001 and December 31, 2000 were as follows (1):

                                                                         June 30,       December 31,
(Millions)                                                                  2001               2000
----------                                                              --------           --------
Assets:
   Debt securities available for sale                                   $3,845.4           $3,898.0
   Equity securities                                                       184.5              205.5
   Mortgage loans                                                          769.8              784.1
   Investment real estate                                                  132.4              129.2
   Loaned securities                                                        85.5              121.1
   Other investments (2)                                                   488.8              445.5
                                                                        --------           --------
Total investments                                                        5,506.4            5,583.4
   Collateral received under securities loan agreements                     87.6              123.8
   Current and deferred income taxes                                        71.5               84.8
   Receivable from continuing products (3)                                 418.8              465.9
                                                                        --------           --------
Total assets                                                            $6,084.3           $6,257.9
                                                                        ========           ========
Liabilities:
   Future policy benefits                                               $4,591.0           $4,462.5
   Policyholders' funds                                                    348.5              548.8
   Reserve for anticipated future losses on discontinued products          959.9              999.4
   Collateral payable under securities loan agreements                      87.6              123.8
   Other                                                                    97.3              123.4
                                                                        --------           --------
Total liabilities                                                       $6,084.3           $6,257.9
                                                                        ========           ========

(1) Assets supporting discontinued products are distinguished from assets supporting continuing products.

(2) Includes debt securities on deposit as required by regulatory authorities of $56.6 million and $55.9 million at June 30, 2001 and December 31, 2000, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)  The receivable from continuing products was eliminated in consolidation.

Item 1.  Financial Statements.

10.   DISCONTINUED PRODUCTS (CONTINUED)

At June 30, 2001 and December 31, 2000, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management's best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption was included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with a decline in the commercial mortgage loan and real estate portfolios.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2001 was as follows (pretax):

(Millions)
----------
Reserve at December 31, 2000                                             $999.4
Operating income                                                           17.7
Net realized capital gains                                                 26.4
Mortality and other                                                        10.9
Reserve reduction                                                         (94.5)
                                                                         ------
Reserve at June 30, 2001                                                 $959.9
                                                                         ======

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $61 million ($95 million pretax) of the reserve was released in the second quarter of 2001, primarily due to favorable investment performance that included equity gains and mortgage loan prepayment penalty income, as well as favorable mortality and retirement experience. The review in the second quarter of 2000 resulted in the release of approximately $95 million ($146 million pretax) of the discontinued products reserve. The current reserve reflects management's best estimate of anticipated future losses.

Item 1.  Financial Statements.

11.   DEBT

Under the terms of its revolving credit facilities (refer to Aetna Inc.'s 2000 Annual Report on Form 10-K for a description of the Company's revolving credit facilities), the Company is required to maintain a minimum level of shareholders' equity, excluding net unrealized capital gains and losses on securities, as of each fiscal quarter end. For fiscal quarters ending on or after March 31, 2001, the minimum level is $7.5 billion increased by 50% of the Company's consolidated net income for fiscal quarters ending on or after March 31, 2001, and decreased by up to $200 million of certain nonrecurring after-tax charges the Company takes between December 13, 2000 and December 31, 2001 ("Excluded Charges"). The Company met this requirement at June 30, 2001.

For fiscal quarters ending on or after March 31, 2001, the Company is also required to maintain its ratio of consolidated total debt to consolidated annualized earnings excluding interest expense, income tax expense, depreciation expense, amortization expense, extraordinary gains or losses and the Excluded Charges at or below 3.0. The Company met this requirement at June 30, 2001.

On February 14, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell debt securities, from time to time, up to a total of $2.0 billion, with the amount, price and terms to be determined at the time of sale. On March 2, 2001, the Company issued $900 million of debt securities under this shelf registration statement consisting of $450 million of 7.375% bonds due in 2006 and $450 million of 7.875% bonds due in 2011. Also, on June 18, 2001, the Company issued under this shelf registration statement, $700 million of 8.5% bonds due 2041. As a result of these issuances, the aggregate amount available under the Company's revolving credit facilities was reduced from $2.5 billion to approximately $1 billion, and the Company's $1.5 billion bridge credit facility was terminated.

12.   CAPITAL STOCK

Effective June 18, 2001 the Board of Directors approved a grant of approximately 4 million stock options to executive, middle-management and nonmanagement employees to purchase common stock of the Company primarily at $26.15 per share. In addition, a grant of 375 thousand performance stock awards, which vest if certain performance measurements are met, was also made.

13.   DIVIDEND RESTRICTIONS

The Company's business operations are conducted through subsidiaries that principally consist of HMOs and insurance companies. In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, HMOs and insurance companies are subject to further state regulations that, among other things, may require such companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. These regulations generally are not directly applicable to Aetna Inc., as a holding company, since it is not an HMO or insurance company. The additional regulations applicable to Aetna Inc.'s HMO and insurance company subsidiaries are not expected to affect Aetna Inc.'s ability to service its debt or to pay dividends or the ability of any of Aetna Inc.'s subsidiaries to service its debt, if any, or to pay dividends to Aetna Inc. (Refer to Note 11.)

Under regulatory requirements, the amount of dividends that may be paid to Aetna Inc. by its domestic insurance and HMO subsidiaries through the end of 2001 without prior approval by state regulatory authorities is limited to approximately $345 million in the aggregate. There are no such restrictions on distributions from Aetna Inc. to its shareholders.

Item 1.  Financial Statements.

13.   DIVIDEND RESTRICTIONS (CONTINUED)

Effective January 1, 2001, the Company's insurance and HMO subsidiaries are required to prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners' ("NAIC") Statements of Statutory Accounting Principles ("Codification"), subject to the adoption of Codification by their respective domicilary states. Currently, the NAIC is working to formalize certain outstanding Codification matters and, as a result, the Company has been permitted certain statutory accounting practices, primarily related to health care receivables, in a number of states as of June 30, 2001. At December 31, 2000, the combined statutory surplus of the Company's domestic insurance and HMO subsidiaries was $3.4 billion. At June 30, 2001, such surplus was $3.5 billion.

14.   SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three and six months ended June 30, was as follows:

(Millions)                                                                 Group    Large Case   Corporate  Discontinued      Total
Three months ended June 30,                              Health Care   Insurance      Pensions    Interest    Operations    Company
---------------------------                              -----------    --------     ---------    --------  ------------  ---------
2001
Revenues from external customers                            $5,507.1      $352.7        $253.6      $   --         $  --   $6,113.4
Net investment income                                           99.1        69.7         192.2          --            --      361.0
                                                            --------      ------        ------      ------         -----   --------
Total revenue excluding realized capital gains (losses)     $5,606.2      $422.4        $445.8      $   --         $  --   $6,474.4
                                                            ========      ======        ======      ======         =====   ========

Operating earnings (loss) (1)                               $ (121.8)     $ 37.6        $ 10.1      $(21.8)        $  --   $  (95.9)
Other items, net of tax (2)                                      5.3          --          61.4          --            --       66.7
Realized capital gains (losses), net of tax                     45.1        (5.3)           --          --            --       39.8
                                                            --------      ------        ------      ------         -----   --------
Net income (loss)                                           $  (71.4)     $ 32.3        $ 71.5      $(21.8)        $  --   $   10.6
                                                            ========      ======        ======      ======         =====   ========

2000
Revenues from external customers                            $5,966.9      $335.6        $ 42.9      $   --         $  --   $6,345.4
Net investment income                                           97.6        72.9         216.2          --            --      386.7
                                                            --------      ------        ------      ------         -----   --------
Total revenue excluding realized capital gains (losses)     $6,064.5      $408.5        $259.1      $   --         $  --   $6,732.1
                                                            ========      ======        ======      ======         =====   ========

Operating earnings (loss) from continuing operations (1)    $   10.4      $ 48.2        $ 14.4      $(36.6)        $  --   $   36.4
Other items, net of tax (2)                                    (14.6)         --          94.9          --            --       80.3
Realized capital gains (losses), net of tax                     (8.4)       (3.1)          4.4          --            --       (7.1)
                                                            --------      ------        ------      ------         -----   --------
Income (loss) from continuing operations                       (12.6)       45.1         113.7       (36.6)           --      109.6
Income from discontinued operations, net of tax                   --          --            --          --          77.0       77.0
                                                            --------      ------        ------      ------         -----   --------
Net income (loss)                                           $  (12.6)     $ 45.1        $113.7      $(36.6)        $77.0   $  186.6
                                                            ========      ======        ======      ======         =====   ========

(1) Operating earnings (loss) is comprised of income (loss) excluding realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2) The other items excluded from operating earnings consist of $5.3 million after tax of favorable reserve developments (since March 31, 2001) related to Medicare markets the Company exited January 1, 2001 in the Health Care segment in 2001, an after-tax charge of $14.6 million related to the New Jersey insolvency assessment in the Health Care segment in 2000 and after-tax benefits of $61.4 million and $94.9 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pension segment in 2001 and 2000, respectively.

Item 1.  Financial Statements.

14.   SEGMENT INFORMATION (CONTINUED)

(Millions)                                                                   Group   Large Case  Corporate  Discontinued      Total
Six months ended June 30,                                   Health Care  Insurance     Pensions   Interest    Operations    Company
-------------------------                                   -----------  ---------    ---------  ---------   ----------- ----------
2001
Revenues from external customers                              $11,039.1     $705.6       $351.9     $   --       $   --   $12,096.6
Net investment income                                             207.1      156.3        408.6         --           --       772.0
                                                              ---------     ------       ------     ------       ------   ---------
Total revenue excluding realized capital gains (losses)       $11,246.2     $861.9       $760.5     $   --       $   --   $12,868.6
                                                              =========     ======       ======     ======       ======   =========
Operating earnings (loss) (1)                                 $  (194.5)    $ 82.8       $ 20.7     $(41.5)      $   --   $  (132.5)
Other items, net of tax (2)                                       (29.0)        --         61.4         --           --        32.4
Realized capital gains (losses), net of tax                        59.9        2.9          (.8)        --           --        62.0
Cumulative effect adjustment, net of tax                             .5         --           --         --           --          .5
                                                              ---------     ------       ------     ------       ------   ---------
Net income (loss)                                             $  (163.1)    $ 85.7       $ 81.3     $(41.5)      $   --   $   (37.6)
                                                              =========     ======       ======     ======       ======   =========

2000
Revenues from external customers                              $11,932.5     $681.1       $ 90.2     $   --       $   --   $12,703.8
Net investment income                                             201.4      151.7        460.7         --           --       813.8
                                                              ---------     ------       ------     ------       ------   ---------
Total revenue excluding realized capital gains (losses)       $12,133.9     $832.8       $550.9     $   --       $   --   $13,517.6
                                                              =========     ======       ======     ======       ======   =========


Operating earnings (loss) from continuing operations (1)      $    78.6     $ 94.4       $ 31.0     $(81.4)      $   --   $   122.6
Other items, net of tax (2)                                       (14.6)        --         94.9         --           --        80.3
Realized capital gains (losses), net of tax                       (15.3)      (7.8)         5.2         --           --       (17.9)
                                                              ---------     ------       ------     ------       ------   ---------
Income (loss) from continuing operations                           48.7       86.6        131.1      (81.4)          --       185.0
Income from discontinued operations, net of tax                      --         --           --         --        171.6       171.6
                                                              ---------     ------       ------     ------       ------   ---------
Net income (loss)                                             $    48.7     $ 86.6       $131.1     $(81.4)      $171.6   $   356.6
                                                              =========     ======       ======     ======       ======   =========

(1) Operating earnings (loss) is comprised of income (loss) excluding realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2) The other items excluded from operating earnings consist of an after-tax charge of $29.0 million for unfavorable reserve development related to Medicare markets the Company exited January 1, 2001 in the Health Care segment in 2001, an after-tax charge of $14.6 million related to the New Jersey insolvency assessment in the Health Care segment in 2000 and after-tax benefits of $61.4 million and $94.9 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pension segment in 2001 and 2000, respectively.

15.   SALE AND SPIN-OFF RELATED TRANSACTION

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

Item 1.  Financial Statements.

15.   SALE AND SPIN-OFF RELATED TRANSACTION (CONTINUED)

Operating results of the discontinued operations for the three and six months ended June 30, 2000 were as follows:

                                                                   Three Months Ended      Six Months Ended
(Million)                                                               June 30, 2000         June 30, 2000
---------                                                          ------------------      ----------------
Revenue:
  Premiums                                                                  $  920.4             $1,478.9
  Net investment income                                                        351.2                711.8
  Fees and other income                                                        193.6                383.4
  Net realized capital losses                                                  (37.8)               (12.4)
                                                                            --------             --------
Total revenue                                                                1,427.4              2,561.7
                                                                            --------             --------
Benefits and expenses:
  Current and future benefits                                                  973.1              1,606.9
  Operating expenses:
    Salaries and related benefits                                              111.6                213.3
    Other                                                                      158.8                317.0
  Interest expense                                                              11.6                 25.4
  Amortization of goodwill and other acquired intangible assets                  8.6                 15.5
  Amortization of deferred policy acquisition costs                             58.1                116.8
                                                                            --------             --------
Total benefits and expenses                                                  1,321.8              2,294.9
                                                                            --------             --------
Income before income taxes (benefits)                                          105.6                266.8
Income taxes (benefits):
   Current                                                                      31.3                 61.8
   Deferred                                                                     (2.7)                33.4
                                                                            --------             --------
Total income taxes                                                              28.6                 95.2
                                                                            --------             --------
Income from discontinued operations                                         $   77.0             $  171.6
                                                                            ========             ========

Item 1.  Financial Statements.

16.  COMMITMENTS AND CONTINGENT LIABILITIES

Shareholder Litigation

Four purported shareholder class action complaints were filed in the Superior Court of Connecticut, Hartford County, alleging in substance that former Aetna and its directors breached fiduciary duties to shareholders in responding to a February 24, 2000 letter from WellPoint Health Networks, Inc. and ING America Insurance Holdings, Inc. which had invited discussions concerning a possible transaction. These actions were filed on behalf of George Schore, Michael Demetrio and Gersh Korsinsky on March 3, 2000, The Rainbow Fund on March 7, 2000, Eleanor Werbowsky on March 7, 2000, and Catherine M. Friend on March 23, 2000. On July 26, 2000, the Connecticut court ordered consolidation of the four Connecticut actions. On October 12, 2000, the plaintiffs in the four Connecticut actions withdrew their complaints. A fifth, substantially similar complaint was filed by Barnett Stepak on behalf of a purported class of former Aetna shareholders on March 28, 2000 in the Supreme Court of New York, New York County. The complaint in the New York action seeks various forms of relief, including unspecified damages and equitable remedies. On June 21, 2001, the court dismissed that complaint. The plaintiff has not appealed the dismissal, and the time period for taking such appeal has expired.

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

-        John Romero and Catherine Romero (May 22, 2000)

-        Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000)

-        Glenn O'Brien and Christopher Gallagher (August 7, 2000)

- Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000); Charles B. Shane, M.D., H. Robert Harrison, M.D., Eugene Mangieri, M.D., Jeffrey Book, D.O., Dennis Breen, M.D., Edward L. Davis, D.O., Lance R. Goodman, M.D., Glenn L. Kelly, M.D., Leonard J. Klay, M.D., Kevin Molk, M.D., Martin Moran, M.D., Manuel Porth, M.D., Thomas Backer, M.D., David Boxstein, M.D., Navid Ghalambor, M.D., Susan Hansen, M.D., Andres Taleisnik, M.D., Julio Taleisnik, M.D., Roger Wilson, M.D., California Medical Association, Denton County Medical Association, Denton County (March 26, 2001) (Shane Amended Complaint)

-        Douglas Chapman (September 7, 2000)

Item 1.  Financial Statements.

16.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O'Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company's response is due on August 13, 2001. On September 29, 2000, plaintiffs moved for class certification. The motion has been fully briefed, and the Florida Federal Court heard argument on that motion on July 24, 2001.

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

The Provider Cases collectively allege that Aetna Inc. and each other defendant managed care organization improperly denied claims in whole or in part, did not pay claims timely, and employed coercive economic power to force physicians to enter into economically unfavorable contracts. The Shane Provider Case further charges that Aetna Inc. and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief, for alleged violations of RICO, ERISA, state unfair trade statutes and state laws regarding the timely payment of claims, and seek similar relief under common law theories.

The Provider Cases seek to represent purported nationwide classes of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. In addition, the Harrison actions seek to represent a class of Georgia physicians. The Shane plaintiffs seek to represent a purported national subclass of physicians to the extent that each such physician has a claim against each respective defendant which claim that physician is not bound to arbitrate as to various state law claims. The Shane plaintiffs also seek to represent a similar subclass of California physicians with respect to claims asserted under California's unfair trade practices statute.

Item 1.  Financial Statements.

16.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

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

On June 25, 2001, the United States Court of Appeals for the Eleventh Circuit (the "Appeals Court") issued an order staying the Provider Cases pending before the Florida Federal Court while the Appeals Court considers an appeal taken by other defendants of an order of the Florida Federal Court concerning the effect of arbitration clauses contained in contracts between certain individual plaintiffs and the appellants.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the "California Superior Court") on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company's HMO members and the general public and for alleged unfair practices relating to contracting of doctors. Trial is scheduled for June 7, 2002. Defendants intend to continue to defend this action vigorously.

On February 15, 2001, two complaints were filed in the Superior Court for New Haven County, Connecticut against Aetna Health Plans of Southern New England, Inc., an indirect subsidiary of Aetna Inc. One complaint was filed by the Connecticut State Medical Society on behalf of its members. The other complaint was filed by Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. on behalf of a purported class of Connecticut State Medical Society members who provided services to the Company's members on or after July 19, 1996. Each complaint alleges in substance that the Company engages in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians, and that the Company has been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. The Connecticut State Medical Society complaint seeks injunctive relief and attorneys' fees under the Connecticut Unfair Trade Practices Act ("CUTPA"). The McIntosh complaint asserts claims under CUTPA and various common law doctrines and seeks similar injunctive relief, along with unspecified monetary damages, punitive damages and attorneys' fees. The Company removed both cases to the United States District Court for the District of Connecticut, and has requested that the Judicial Panel on Multidistrict Litigation transfer these cases to the Florida Federal Court for consolidated pretrial proceedings with the Provider Cases. Each of these actions is in the preliminary stages, and the Company intends to continue to defend each action vigorously.

Item 1.  Financial Statements.

16.  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

NYLCare Texas Sale

On March 30, 2001, Health Care Service Corporation ("HCSC") provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that Aetna Inc. failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. Aetna Inc. believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001 transmitted an answer denying the material allegations. The parties have selected arbitrators, and discovery has begun. Aetna Inc. intends to continue to defend this matter vigorously.

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

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Inc.:

We have reviewed the condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and the related condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aetna Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                  /s/ KPMG LLP


Hartford, Connecticut
August 7, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three and six months ended June 30, 2001 and 2000. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management's Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") contained in the Company's 2000 Annual Report on Form 10-K.

OVERVIEW

General

At June 30, 2001, the Company's operations included three business segments:
Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract, and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization ("HMO"), point-of-service ("POS"), preferred provider organization ("PPO") and indemnity benefit products. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. These business segments reflect the Company's changes to its internal structure for making operating decisions and assessing performance, which became effective January 1, 2001. Corresponding information for 2000 has been restated to reflect this change.

Refer to "MD&A-Overview" contained in the Company's 2000 Annual Report on Form 10-K for a discussion of the Company's spin-off from its former parent, Aetna Inc., a Connecticut corporation, ("former Aetna"), and the merger of former Aetna's financial services and international businesses with a subsidiary of ING Groep N.V. ("ING") on December 13, 2000. The financial services and international businesses are presented as discontinued operations for 2000, because the Company is the successor of former Aetna for accounting purposes. Refer to Note 15 of Condensed Notes to Consolidated Financial Statements for further discussion of discontinued operations.

Turnaround Initiatives

The Company continues to implement strategic and operational initiatives with the goal of improving the performance of its business. These initiatives include, among other things, addressing rising medical costs, improving the efficiency of operations, improving relations with health care providers and exiting certain product markets as described in the Company's 2000 Form 10-K and first quarter 2001 Form 10-Q. As reported in the first quarter 2001 Form 10-Q, John W. Rowe, M.D. has become Chairman, in addition to remaining the Company's President and Chief Executive Officer, and the Company has also strengthened its management team through the addition of Ronald A. Williams, Executive Vice President and Chief of Health Operations, William C. Popik, M.D., Senior Vice President and Chief Medical Officer and Wei-Tih Cheng, Ph.D., Senior Vice President and Chief Information Officer. Each of these executives has significant health care or information technology experience and they are focused on the further development and implementation of the Company's turnaround plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

The Company intends to build upon its strengths, including geographic breadth and capacity to serve multi-state accounts; its large provider network; a powerful brand name; workforce and technological capabilities; ability to provide members with customized, personalized information; and broad product mix with the potential to develop hybrid health care and group insurance consumer products.

The Company's strategy is to provide distinctive, consumer-oriented products and services to members in targeted markets. As it implements this strategy, the Company intends to:

         - Increase its focus on customers and growth opportunities in the middle market segment (generally, cases with greater than 50 but less than 3000 employees), including many multi-state cases with needs compatible with the Company's competitive capabilities.

         - Refocus its strategy for customers in the small business market segment (generally, cases with 50 or less employees) to be much more selective in the products the Company offers and the business it writes. The Company does not intend to exit the health small business market segment, but will target markets that meet its competitive and financial criteria.

         - Increase the percentage of national accounts (generally, cases with greater than 3,000 employees) and middle market customers with employer-funded plans. This would increase the relative proportion of employer-funded customers as compared to risk accounts.

The Company believes that this strategy will better enable it to provide consumers with a wider range of product choices (including more open access products), respond to market changes and can make it easier for members to access health care benefits by making service simpler and more efficient. The Company also intends to add value by providing members and their physicians with information that helps them improve the quality of health care.

Consolidated Results

The Company reported net income of $11 million for the three months ended June 30, 2001 compared to income from continuing operations of $110 million for the corresponding period in 2000. Net income per common share for the three months ended June 30, 2001 was $.07, compared to income from continuing operations of $.77 per common share for the corresponding period in 2000.

For the three months ended June 30, 2001, net income includes a reduction of the reserve for loss on discontinued products in the Large Case Pensions business segment of $61 million and net realized capital gains of $40 million. Income from continuing operations for the three months ended June 30, 2000 includes a reduction of the reserve for loss on discontinued products in the Large Case Pensions business segment of $95 million and net realized capital losses of $7 million. Excluding these items, results would have been a net loss of $90 million for the three months ended June 30, 2001, compared to income from continuing operations of $22 million for the corresponding period in 2000.

The Company reported a net loss of $38 million for the six months ended June 30, 2001 compared to income from continuing operations of $185 million for the corresponding period in 2000. Net loss per common share for the six months ended June 30, 2001 was $.26, compared to income from continuing operations of $1.30 per common share for the corresponding period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

For the six months ended June 30, 2001, the net loss includes the reduction of the reserve for loss on discontinued products in the Large Case Pensions business segment of $61 million, net realized capital gains of $62 million and a cumulative effect adjustment of $.5 million related to the Company adopting Financial Accounting Standard No. 133 (Refer to Note 7 in Condensed Notes to Consolidated Financial Statements). Income from continuing operations for the six months ended June 30, 2000 includes the reduction of the reserve for loss on discontinued products in the Large Case Pensions business segment of $95 million and net realized capital losses of $18 million. Excluding these items, results would have been a net loss of $162 million for the six months ended June 30, 2001, compared to income from continuing operations of $108 million for the corresponding period in 2000.

Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

HEALTH CARE

Operating Summary

                                            Three Months Ended June 30,                Six Months Ended June 30,
                                            ---------------------------                -------------------------
(Millions)                               2001           2000       % Change        2001           2000       % Change
----------                               ----           ----       --------        ----           ----       --------
Premiums:
 Commercial HMO (1)                    $ 3,614.6     $ 3,558.8        1.6%     $  7,243.3     $  7,075.1        2.4%
 Medicare HMO                              505.4       1,038.5      (51.3)        1,011.6        2,120.1      (52.3)
 Other (2)                                 920.8         879.1        4.7         1,853.6        1,740.6        6.5
                                       ---------     ---------      -----        --------       --------      -----
Total premiums                           5,040.8       5,476.4       (8.0)       10,108.5       10,935.8       (7.6)
                                       ---------     ---------      -----        --------       --------      -----
Administrative services
 contract fees                             457.7         477.8       (4.2)          915.8          967.6       (5.4)
Net investment income                       99.1          97.6        1.5           207.1          201.4        2.8
Other income                                 8.6          12.7      (32.3)           14.8           29.1      (49.1)
Net realized capital gains
(losses)                                    69.9         (14.6)      --              93.2          (36.4)      --
                                       ---------     ---------      -----        --------       --------      -----
         Total revenue                   5,676.1       6,049.9       (6.2)       11,339.4       12,097.5       (6.3)
                                       ---------     ---------      -----        --------       --------      -----
Health care costs                        4,566.8       4,777.0       (4.4)        9,171.0        9,451.8       (3.0)
Salaries and related benefits              539.3         615.0      (12.3)        1,132.9        1,190.6       (4.8)
Other operating expenses                   544.7         538.6        1.1         1,016.6        1,112.8       (8.6)
Amortization of goodwill and
 other acquired intangible assets          107.3         109.2       (1.7)          214.5          218.4       (1.8)
                                       ---------     ---------      -----        --------       --------      -----
         Total benefits and
          expenses                       5,758.1       6,039.8       (4.7)       11,535.0       11,973.6       (3.7)
                                       ---------     ---------      -----        --------       --------      -----
Income (loss) before income
 taxes (benefit)                           (82.0)         10.1       --            (195.6)         123.9       --
Income taxes (benefit)                     (10.6)         22.7       --             (32.0)          75.2       --
Cumulative effect adjustment,
 net of tax                                 --            --         --                .5           --         --
                                       ---------     ---------      -----        --------       --------      -----
Net income (loss)                      $   (71.4)    $   (12.6)       -- %      $  (163.1)    $     48.7        -- %
                                       =========     =========      =====        ========       ========      =====
Net realized capital gains
 (losses), net of tax (included
 above)                                $    45.1     $    (8.4)       -- %      $    59.9     $    (15.3)       -- %
                                       =========     =========      =====        ========       ========      =====

(1) Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)      Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

Results

Health Care's net losses for the three and six months ended June 30, 2001 reflect decreases of $59 million and $212 million, respectively, from the net loss and net income reported for the corresponding periods in 2000. Excluding net realized capital gains or losses, results for the three and six months ended June 30, 2001 decreased $112 million and $287 million, respectively, compared to the corresponding periods in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

Excluding net realized capital gains and losses as well as amortization of goodwill and other acquired intangible assets, which are mostly non-deductible for income tax purposes, the effective tax rate was 32.5% and 31.8% for the three and six months ended June 30, 2001, respectively, compared to 36.8% and 36.3% for the corresponding periods in 2000. The decreases primarily reflect the impact of state income taxes on significantly lower results for the three and six months ended June 30, 2001. State income taxes are impacted by where earnings or losses are incurred, due to differing tax rates and/or limitations of allowed losses in each period.

Net realized capital gains for the three months ended June 30, 2001 include a capital gain of $38 million after tax resulting from contingent consideration following the Company's 1997 sale of its behavioral health subsidiary, Human Affairs International ("HAI"), as well as bond gains resulting from the Company's rebalancing of its investment portfolio in a declining interest rate environment. The Company records capital gains relating to the HAI sale as they become realizable. Net realized capital gains for the six months ended June 30, 2001 include the capital gains in the second quarter of 2001 discussed above, as well as capital gains in the first quarter of 2001 resulting from collections of previously charged-off mortgage loans and the Company's rebalancing of its bond investment portfolio, partially offset by capital losses resulting primarily from the write-down of certain bonds. Net realized capital losses for the three and six months ended June 30, 2000 primarily reflect the Company's rebalancing of its investment portfolio in a rising interest rate environment.

The operating results discussion that follows segregates health and dental products offered on a full risk basis ("Risk Products") from those offered on an employer-funded basis, also known as administrative services contract ("ASC") Products ("ASC Products"). To provide a comparison that management believes is more reflective of Health Care's performance, this discussion, including the information presented in the tables, excludes amortization of goodwill and other acquired intangible assets and net realized capital gains or losses in all periods and the cumulative effect adjustment in the six months ended June 30, 2001.

                                    Three Months Ended June 30,     Six Months Ended June 30,
(Millions)                             2001            2000           2001            2000
----------                             ----            ----           ----            ----
Operating earnings (losses):
  Risk Products                     $   (73.0)      $    35.8      $  (125.4)      $   141.8
  ASC Products                           42.9            48.8           74.7            99.4
                                    ---------       ---------      ---------       ---------
Total Health Care                   $   (30.1)      $    84.6      $   (50.7)      $   241.2
                                    =========       =========      =========       =========

Risk Products

                                                Three Months Ended June 30,                   Six Months Ended June 30,
                                                ---------------------------                   -------------------------
(Millions)                                 2001             2000          % Change        2001            2000          % Change
----------                                 ----             ----          --------        ----            ----          --------
Premiums:
 Commercial HMO (1)                     $ 3,614.6        $ 3,558.8             1.6%     $ 7,243.3       $ 7,075.1              2.4%
 Medicare HMO                               505.4          1,038.5           (51.3)       1,011.6         2,120.1            (52.3)
 Other (2)                                  920.8            879.1             4.7        1,853.6         1,740.6              6.5
                                        ---------        ---------       ---------      ---------       ---------        ---------
Total premiums                            5,040.8          5,476.4            (8.0)      10,108.5        10,935.8             (7.6)
Net investment income                        93.4             91.1             2.5          192.6           185.6              3.8
Other income                                  3.4              3.4              --            5.4             8.2            (34.1)
                                        ---------        ---------       ---------      ---------       ---------        ---------
         Total revenue                    5,137.6          5,570.9            (7.8)      10,306.5        11,129.6             (7.4)
                                        ---------        ---------       ---------      ---------       ---------        ---------
Health care costs                         4,566.8          4,777.0            (4.4)       9,171.0         9,451.8             (3.0)
Operating expenses (including
 salaries and related benefits)             678.9            733.6            (7.5)       1,320.8         1,449.4             (8.9)
                                        ---------        ---------       ---------      ---------       ---------        ---------
         Total benefits and
          expenses                        5,245.7          5,510.6            (4.8)      10,491.8        10,901.2             (3.8)
                                        ---------        ---------       ---------      ---------       ---------        ---------
Operating earnings (loss) before
 income taxes (benefit)                    (108.1)            60.3              --         (185.3)          228.4               --
Income taxes (benefit)                      (35.1)            24.5              --          (59.9)           86.6               --
                                        ---------        ---------       ---------      ---------       ---------        ---------
Operating earnings (loss)               $   (73.0)       $    35.8              --%     $  (125.4)      $   141.8               --%
                                        =========        =========       =========      =========       =========        =========

(1) Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)      Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

For Risk Products, the operating losses for the three and six months ended June 30, 2001 reflect decreases of $109 million and $267 million, respectively, from the operating earnings in the corresponding periods in 2000. These decreases reflect lower results for Commercial HMO products as a result of significantly higher per member medical costs outpacing per member premium rate increases, partially offset by decreases in allocated operating expenses, including salaries and related benefits, resulting from expense reduction initiatives. Results for Medicare HMO products increased for the three months ended June 30, 2001 compared to the corresponding period in 2000 and were level for the six months ended June 30, 2001 compared to the corresponding period in 2000. This reflects the Company's exit of a number of Medicare service areas on January 1, 2001 as well as premium rate increases on renewing business, partially offset by significantly higher per member medical costs. The decreases in results for the three and six months ended June 30, 2001 also reflect lower results for Indemnity, PPO, and POS medical products due primarily to higher claim costs related to several large customers.

Health Care Costs Payable
-------------------------
For Risk Products, health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable are estimated periodically, and any resulting adjustments are reflected in current-period operating results within health care costs. Health care costs payable are based on a number of factors, including those derived from historical claim experience. An extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of these estimates is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at June 30, 2001 would cause these estimates to change in the near term, and such change could be material.

Commercial HMO
--------------
Commercial HMO premiums increased $56 million and $168 million for the three and six months ended June 30, 2001, respectively, when compared to the corresponding periods in 2000. These increases were due to significant premium rate increases (partially offset by a shift in the geographic mix of membership and selection of lower premium plans by customers) partially offset by lower membership.

The Commercial HMO medical cost ratio was 91.3% and 90.6% for the three and six months ended June 30, 2001, respectively, compared to 86.8% and 85.3% for the corresponding periods in 2000. The increases in 2001 were the result of significantly increased per member medical costs outpacing per member premium increases. Higher per member medical costs were primarily due to higher utilization. Higher per member medical costs also reflect the impact of certain unit cost increases. While the specific factors vary in importance by local market, the major drivers of the increase in utilization include an increase in specialist costs, outpatient services (primarily radiology and other outpatient surgeries), inpatient services and pharmacy. The Company believes that demographic changes in the mix of age and gender of membership also has contributed to the increase in per member medical costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

Medicare HMO
------------

Medicare HMO premiums decreased by $533 million and $1.1 billion for the three and six months ended June 30, 2001, respectively, when compared to the corresponding periods in 2000. These decreases were due to the Company exiting a number of Medicare service areas on January 1, 2001, which represented approximately 47 percent of the Company's total Medicare membership at December 31, 2000. These decreases were partially offset by increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services ("CMS"), the agency formerly known as the Health Care Financing Administration.

The Medicare HMO medical cost ratio for continuing markets (excluding premiums and medical costs relating to Medicare service areas that the Company exited on January 1, 2001) was 95.2% and 94.5% for the three and six months ended June 30, 2001, respectively, compared to 92.1% and 91.0% for the corresponding periods in 2000. These increases reflect increased per member medical costs which outpaced the increases in supplemental premiums and CMS rate increases. The increases in per member medical costs were primarily a result of increased utilization. The Medicare HMO medical cost ratio (for continuing and exited markets) was 93.6% and 98.8% for the three and six months ended June 30, 2001, compared to 97.3% and 95.8% for the corresponding periods in 2000. Medical costs recorded in the six month period ended June 30, 2001 that relate to services performed in prior periods (costs in excess of related medical cost reserves established at December 31, 2000) totaled approximately $45 million pretax, which relate almost entirely to Medicare service areas that the Company exited on January 1, 2001.

PHC Reinsurance Agreement
-------------------------

Effective August 6, 1999, the Company and The Prudential Insurance Company of America ("Prudential") entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential agreed to indemnify the Company from certain health insurance risks that arose following the closing of the Company's acquisition of the Prudential health care business ("PHC") by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical cost ratio levels through 2000 for substantially all the acquired medical and dental risk business. The reinsurance agreement ended on December 31, 2000, except that the agreement provides for a period of time during which medical cost reimbursements (as calculated in accordance with the agreement) will be finalized, which is expected to be completed by the end of the first quarter 2002. During the six months ended June 30, 2001, reinsurance recoveries recorded under this agreement were $2 million pretax. There were no reinsurance recoveries during the second quarter of 2001. Results were positively impacted by $3 million pretax and $5 million pretax for the three and six months ended June 30, 2001, respectively, relating to the amortization of the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business. During the three and six months ended June 30, 2000, reinsurance recoveries under this agreement were $36 million pretax and $46 million pretax, respectively. Results were also negatively impacted by $1 million pretax for the three months ended June 30, 2000 and were positively impacted by $1 million pretax for the six months ended June 30, 2000, relating to the net amortization of: the reinsurance premium paid as part of the acquisition, the fair value adjustment of the reinsurance agreement and the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business recorded as part of the acquisition. Such reinsurance recoveries and net amortization were reflected in health care costs. Refer to Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

Medicaid
--------

On August 1, 2001, the Company completed the sale of its New Jersey Medicaid and New Jersey Family Care businesses to AmeriChoice. The agreement covers approximately 118,000 New Jersey Medicaid beneficiaries and members of the New Jersey Family Care program for uninsured children and adults. The sales price is not material to the Company's financial position and the results of this business were not material to the Company's results of operations.

ASC Products

                                                   Three Months Ended June 30,                Six Months Ended June 30,
                                                   ---------------------------                -------------------------
(Millions)                                      2001          2000       % Change        2001          2000          % Change
                                                ----          ----       --------        ----          ----          --------
Administrative services contract fees        $  457.7      $  477.8          (4.2)%    $  915.8      $  967.6            (5.4)%
Net investment income                             5.7           6.5         (12.3)         14.5          15.8            (8.2)
Other income                                      5.2           9.3         (44.1)          9.4          20.9           (55.0)
                                             --------      --------      --------      --------      --------        --------
         Total revenue                          468.6         493.6          (5.1)        939.7       1,004.3            (6.4)
Operating expenses (including
 salaries and related benefits)                 405.1         420.0          (3.5)        828.7         854.0            (3.0)
                                             --------      --------      --------      --------      --------        --------
Operating earnings before income
 taxes                                           63.5          73.6         (13.7)        111.0         150.3           (26.1)
Income taxes                                     20.6          24.8         (16.9)         36.3          50.9           (28.7)
                                             --------      --------      --------      --------      --------        --------
Operating earnings                           $   42.9      $   48.8         (12.1)%    $   74.7      $   99.4           (24.8)%
                                             ========      ========      ========      ========      ========        ========

For ASC Products, operating earnings decreased $6 million and $25 million for the three and six months ended June 30, 2001, respectively, compared to the corresponding periods in 2000. The decreases in each period primarily reflect a decrease in ASC fees, resulting primarily from lower fees, including supplemental fees, related to servicing the Prudential ASC business due to lower PHC membership levels, partially offset by rate increases on renewing business. Results for both periods also reflect decreases in allocated operating expenses, including salaries and related benefits, resulting from expense reduction initiatives related, in part, to the lower membership levels.

PHC Administrative Services Agreement
-------------------------------------

Effective August 6, 1999, the Company also agreed to service Prudential's ASC business following the closing of the Company's acquisition of PHC. In exchange for servicing the ASC business, Prudential remitted fees received from its ASC members to the Company, as well as paid certain supplemental fees. The supplemental fees were fixed in amount and declined over a period, which ended in February 2001. During the three and six months ended June 30, 2001, the Company recorded total fees for servicing the Prudential ASC business of approximately $22 million pretax and $49 million pretax, respectively, including supplemental fees of approximately $1 million pretax for the six months ended June 30, 2001 (there were no supplemental fees in the second quarter of 2001). Included in these supplemental fees is amortization related to the above-market compensation component of the ASC supplemental fee arrangement of $7 million pretax for the six months ended June 30, 2001 (there was no amortization related to the supplemental fee arrangement in the second quarter of 2001). During the three and six months ended June 30, 2000, the Company recorded total fees for servicing the Prudential ASC business of approximately $98 million pretax and $204 million pretax, respectively, including supplemental fees of approximately $36 million pretax and $84 million pretax, respectively. Included in these supplemental fees is amortization of $4 million pretax and $11 million pretax for the three and six months ended June 30, 2000, respectively, in connection with the above-market compensation component of the ASC supplemental fee arrangement. Refer to Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

Membership

Health Care's membership was as follows:

                                                June 30, 2001                           June 30, 2000 (1)
                                      ---------------------------------         --------------------------------
(Thousands)                           Risk         ASC (2)        Total         Risk         ASC (2)       Total
-----------                           ----         -------        -----         ----         -------       -----
Commercial
 HMO (3)                              7,296         1,058         8,354         7,883           855         8,738
 POS                                    196         2,915         3,111           352         3,435         3,787
 PPO                                    936         3,188         4,124           835         3,031         3,866
 Indemnity                              220         1,752         1,972           265         1,963         2,228
                                     ------        ------        ------        ------        ------        ------
  Total Commercial Membership         8,648         8,913        17,561         9,335         9,284        18,619
Medicare HMO (4)                        279            --           279           648            --           648
Medicaid HMO                            140           104           244           124            77           201
                                     ------        ------        ------        ------        ------        ------
 Total Health Membership              9,067         9,017        18,084        10,107         9,361        19,468
                                     ======        ======        ======        ======        ======        ======

Dental                                6,060         7,866        13,926         6,213         8,047        14,260
                                     ------        ------        ------        ------        ------        ------

(1) Membership at June 30, 2000 has been restated to include Aetna Global Benefits (which was previously part of former Aetna's international business) and certain reclassifications have been made to conform to the 2001 presentation.

(2) Health membership in thousands includes Prudential ASC members that Health Care agreed to service of 121 at June 30, 2001 and 967 at June 30, 2000.

(3) Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,737 at June 30, 2001 and 1,958 at June 30, 2000.

(4) Membership in thousands at June 30, 2000 includes approximately 347 Medicare members affected by the Company's exit of a number of Medicare service areas, effective January 1, 2001.

Total Health membership as of June 30, 2001 decreased by approximately 1.4 million members, compared to June 30, 2000, due to attrition in PHC membership, including Prudential ASC members that the Company agreed to service, and the exit of a number of Medicare service areas on January 1, 2001.

Outlook

The Company experienced higher HMO medical costs in the second quarter of 2001 compared to the corresponding period in 2000 and the first quarter of 2001. Premiums for Risk Products are generally fixed for one-year periods and cost levels in excess of those projected when establishing prices for the Company's products, such as those experienced in the first six months of 2001, cannot be recovered in the contract term through higher premiums. As a result, Health Care Risk Products' results for the remainder of 2001 are expected to continue to be materially adversely affected by medical costs higher than the cost levels reflected in the Company's pricing.

As previously discussed, the Company is continuing to implement its strategic and operational initiatives with the goal of improving the performance of its business. After considering this and other pricing and membership actions taken or to be taken this year, the Company expects an overall Health membership decline of up to 10% by the end of 2001 compared to year end 2000 membership. These initiatives could also result in further membership declines in 2002. The Company also is continuing to implement its previously announced actions to reduce work force by approximately 5,000 positions, as well as other cost savings initiatives.

The future performance of the Company in 2002 and beyond will depend in large part on its ability to design and implement its strategic and operational initiatives. If these initiatives do not achieve their objectives, or result in continued increases in medical costs or other adverse affects, the Company's results could be adversely affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (CONTINUED)

Refer to "Health Care-Outlook" and "Forward- Looking Information/Risk Factors" in Aetna Inc.'s 2000 Annual Report on Form 10-K for information regarding other important factors that are expected to affect the Company's 2001 financial performance.

GROUP INSURANCE

Operating Summary

                                                Three Months Ended June 30,                 Six Months Ended June 30,
                                                ---------------------------                 -------------------------
(Millions)                                   2001           2000         % Change        2001          2000          % Change
----------                                   ----           ----         --------        ----          ----          --------
Premiums:
 Life                                       $258.6         $256.1            1.0%       $522.2        $524.0            (.3)%
 Disability                                   70.0           58.9           18.8         135.6         115.6           17.3
 Long-term care                               14.9           10.4           43.3          29.1          21.1           37.9
                                            ------         ------         ------        ------        ------         ------
Total premiums                               343.5          325.4            5.6         686.9         660.7            4.0
Administrative services contract
 fees                                          8.2            9.1           (9.9)         16.7          18.3           (8.7)
Net investment income                         69.7           72.9           (4.4)        156.3         151.7            3.0
Other income                                   1.0            1.1           (9.1)          2.0           2.1           (4.8)
Net realized capital gains (losses)           (7.9)          (4.7)          68.1           4.5         (12.0)            --
                                            ------         ------         ------        ------        ------         ------
         Total revenue                       414.5          403.8            2.6         866.4         820.8            5.6
                                            ------         ------         ------        ------        ------         ------
Current and future benefits                  320.5          297.5            7.7         649.8         614.2            5.8
Salaries and related benefits                 21.3           18.8           13.3          44.1          39.3           12.2
Other operating expenses                      24.0           19.2           25.0          43.5          36.6           18.9
                                            ------         ------         ------        ------        ------         ------
         Total benefits and expenses         365.8          335.5            9.0         737.4         690.1            6.9
                                            ------         ------         ------        ------        ------         ------
Income before income taxes                    48.7           68.3          (28.7)        129.0         130.7           (1.3)
Income taxes                                  16.4           23.2          (29.3)         43.3          44.1           (1.8)
                                            ------         ------         ------        ------        ------         ------
Net income                                  $ 32.3         $ 45.1          (28.4)%      $ 85.7        $ 86.6           (1.0)%
                                            ======         ======         ======        ======        ======         ======
Net realized capital gains
 (losses), net of tax
 (included above)                           $ (5.3)        $ (3.1)          71.0%       $  2.9        $ (7.8)            --%
                                            ======         ======         ======        ======        ======         ======

Results

Net income for Group Insurance for the three and six months ended June 30, 2001 decreased $13 million and $1 million, respectively, compared to the corresponding periods in 2000. Excluding net realized capital gains or losses, results for the three and six months ended June 30, 2001 decreased $11 million and $12 million, respectively, compared to the corresponding periods in 2000. The decreases are due primarily to increases in operating expenses and the benefit cost ratios (current and future benefits divided by premiums) for each period. The benefit cost ratios were 93.3% and 94.6% for the three and six months ended June 30, 2001, respectively, compared to 91.4% and 93.0% for the corresponding periods in 2000.

The increase in the net realized capital gains for the six months ended June 30, 2001 compared to the net realized capital losses for the corresponding period in 2000 primarily reflects collections of previously charged-off mortgage loans, as well as bond losses resulting from the net effect of the Company rebalancing its investment portfolio and the write-down of certain bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (CONTINUED)

To provide a comparison that management believes is more reflective of Group Insurance's performance, the operating earnings discussion, including the information presented in the table that follows, excludes net realized capital gains or losses.

                                                          Three Months Ended June 30,         Six Months Ended June 30,
                                                          ---------------------------         -------------------------
(Millions)                                                 2001                 2000           2001                2000
----------                                                 ----                 ----           ----                ----
Operating earnings:
 Life products                                            $29.1               $ 34.2          $61.2              $ 64.7
 Disability and Long-term care products                     8.5                 14.0           21.6                29.7
                                                          -----               ------          -----              ------
Total Group Insurance                                     $37.6               $ 48.2          $82.8              $ 94.4
                                                          =====               ======          =====              ======

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products decreased for the three and six months ended June 30, 2001 compared to the corresponding periods in 2000, primarily due to increases in operating expenses resulting from an increase in sales incentive compensation as well as decreases in net investment income, partially offset by slight decreases in the benefit cost ratios compared to the corresponding periods of 2000.

Disability and Long-term care Products

Disability and Long-term care products consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products which provide benefits offered to cover the costs of care in private home settings, adult day care, assisted living or nursing facilities. Operating earnings for the three and six months ended June 30, 2001 decreased primarily due to increases in the benefit cost ratios for Disability products and, to a lesser extent, increases in operating expenses. This was partially offset by an increase in net investment income, primarily resulting from an increase in mortgage loan prepayment fees during the first quarter of 2001. The increases in the Disability benefit cost ratios reflect increases in current and future benefits resulting from less favorable reserve developments than those in 2000, partially offset by selective premium rate increases on renewing business. Premiums also increased for Disability products resulting from increased reinsurance activity. Operating earnings for Long-term care products increased slightly for the three and six months ended June 30, 2001 compared to the corresponding periods of 2000. The increase in premiums for Long-term care products reflects increased enrollment for several large customers.

Membership

Group Insurance's membership was as follows:

(Thousands)                           June 30, 2001                June 30, 2000
-----------                           -------------                -------------
Life products                                 9,339                        9,155
Disability products                           2,231                        2,241
Long-term care products                         127                          112
                                             ------                       ------
Total                                        11,697                       11,508
                                             ======                       ======

Total Group Insurance membership as of June 30, 2001 increased slightly when compared to June 30, 2000. Group Insurance sales increased 496,000 members for the six months ended June 30, 2001, compared to sales in the corresponding period in 2000. Lapses decreased 123,000 members for the six months ended June 30, 2001, compared to lapses in the corresponding period in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (CONTINUED)

Outlook

The Company projects earnings in 2001 from Group Insurance products to be in the range of $160 million to $170 million due to lower net investment income and lower Disability results. Group Insurance earnings were $193 million in 2000. The Company also expects membership for Group Insurance to remain flat to slightly higher in 2001 compared to year end 2000.

Refer to "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 2000 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

LARGE CASE PENSIONS

Operating Summary

                                                       Three Months Ended June 30,                  Six Months Ended June 30,
                                                       ---------------------------                  -------------------------
(Millions)                                       2001             2000          % Change        2001          2000        % Change
----------                                       ----             ----          --------        ----          ----        --------
Premiums                                      $   250.0        $    36.9              --%    $   341.3     $    77.6            --%
Net investment income                             192.2            216.2           (11.1)        408.6         460.7         (11.3)
Other income                                        3.6              6.0           (40.0)         10.6          12.6         (15.9)
Net realized capital gains (losses)                  --              6.6          (100.0)         (1.2)          7.2            --
                                              ---------        ---------       ---------     ---------     ---------     ---------
            Total revenue                         445.8            265.7            67.8         759.3         558.1          36.1
                                              ---------        ---------       ---------     ---------     ---------     ---------
Current and future benefits                       423.9            229.9            84.4         715.9         487.6          46.8
Salaries and related benefits                       4.1              4.3            (4.7)          8.7           8.8          (1.1)
Other operating expenses                            1.8              2.0           (10.0)          3.6           4.0         (10.0)
Reduction of reserve for loss
 on discontinued products                         (94.5)          (146.0)          (35.3)        (94.5)       (146.0)        (35.3)
                                              ---------        ---------       ---------     ---------     ---------     ---------
      Total benefits and expenses                 335.3             90.2              --         633.7         354.4          78.8
                                              ---------        ---------       ---------     ---------     ---------     ---------
Income before income taxes                        110.5            175.5           (37.0)        125.6         203.7         (38.3)
Income taxes                                       39.0             61.8           (36.9)         44.3          72.6         (39.0)
                                              ---------        ---------       ---------     ---------     ---------     ---------
Net income                                    $    71.5        $   113.7           (37.1)%   $    81.3     $   131.1         (38.0)%
                                              =========        =========       =========     =========     =========     =========
Net realized capital gains (losses),
 net of tax (included above)                  $      --        $     4.4            -- %     $     (.8)    $     5.2          -- %
                                              =========        =========       =========     =========     =========     =========
Deposits (not included in premiums
 above):
 Fully guaranteed discontinued products       $     2.0        $     2.1            (4.8)%   $     4.5     $     3.8          18.4%
 Experience-rated                                  12.7             13.3            (4.5)         22.5          40.2         (44.0)
 Nonguaranteed                                    100.8            148.7           (32.2)        208.5         283.3         (26.4)
                                              ---------        ---------       ---------     ---------     ---------     ---------
          Total deposits                      $   115.5        $   164.1           (29.6)%   $   235.5     $   327.3         (28.0)%
                                              =========        =========       =========     =========     =========     =========
Assets under management: (1)
 Fully guaranteed discontinued products                                                      $ 5,424.7     $ 5,787.4          (6.3)%
 Experience-rated                                                                              6,397.2       7,419.0         (13.8)
 Nonguaranteed                                                                                10,308.8      12,037.4         (14.4)
                                                                                             ---------     ---------     ---------
           Total assets under management                                                     $22,130.7     $25,243.8         (12.3)%
                                                                                             =========     =========     =========

(1) Excludes net unrealized capital gains of $110.0 million at June 30, 2001 and net unrealized capital losses of $223.1 million at June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Results

Large Case Pensions' net income for the three months ended June 30, 2001 decreased $42 million compared with the corresponding period in 2000. Results include a reduction of the reserve for loss on discontinued products for Large Case Pensions of $61 million for the three months ended June 30, 2001 primarily as a result of favorable investment performance that included equity gains and mortgage loan prepayment penalty income, as well as favorable mortality and retirement experience. Results for the three months ended June 30, 2000 include a reduction of the reserve for loss on discontinued products of $95 million primarily as a result of favorable investment performance that included equity gains, as well as favorable mortality and retirement experience. Excluding the discontinued products reserve releases and net realized capital gains and losses, results for the three months ended June 30, 2001 decreased $4 million compared to the corresponding period in 2000.

Net income for the six months ended June 30, 2001 decreased by $50 million compared with the corresponding period in 2000. Excluding the discontinued products reserve releases and net realized capital gains and losses, results for the six months ended June 30, 2001 decreased $10 million compared to the corresponding period in 2000.

The decrease in results for the three and six month periods ended June 30, 2001 continues to reflect the run off of underlying liabilities and related assets. Premiums, along with current and future benefits, increased during the three and six months ended June 30, 2001 due to the funding of an early retirement program by an existing customer, and a transfer of cash from separate accounts to the general account to purchase annuities for another large customer.

Assets under management at June 30, 2001 decreased compared to the corresponding period in 2000, reflecting the continuing run off of liabilities underlying the business. With respect to nonguaranteed assets under management, certain separate account contractholders transferred assets to other funding vehicles during 2001 given the sale of former Aetna's financial services business.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

                                                           Three Months Ended June 30,        Six Months Ended June 30,
                                                           ---------------------------        -------------------------
(Millions)                                                     2001          2000                 2001          2000
----------                                                     ----          ----                 ----          ----
Scheduled contract maturities and benefit payments (1)       $ 235.8       $ 226.0              $ 508.2       $ 451.9
Contractholder withdrawals other than scheduled
 contract maturities and benefit payments                       29.4          48.4                102.5         103.4
Participant-directed withdrawals                                 5.7          14.9                 11.0          25.7
                                                             -------       -------              -------       -------

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Outlook

Large Case Pensions earnings are projected to be in the range of $30 million to $35 million for 2001. Large Case Pensions assets under management are projected to continue to decline in 2001 as a result of the continuing run off of underlying liabilities. In addition, nonguaranteed assets under management are expected to decrease during the remainder of 2001 primarily as a result of certain separate account contractholders, which will be transferring assets to other funding vehicles given the sale of former Aetna's financial services business.

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

The factors contributing to changes in the reserve for anticipated future losses are operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain will occur on some contracts if an annuitant retires later than expected (a loss if an annuitant retires earlier than expected).

The results of discontinued products were as follows:

                                                        Three Months Ended June 30,     Six Months Ended June 30,
                                                        ---------------------------     -------------------------
(Millions)                                                 2001            2000            2001           2000
----------                                                 ----            ----            ----           ----
Interest margin (deficit) (1)                            $  (4.7)        $  (7.4)        $   1.5        $  (3.8)
Net realized capital gains                                  12.1              --            18.4            1.9
Interest earned on receivable from continuing
 products                                                    4.7             5.3             9.3           10.6
Other, net                                                   3.3             1.2             7.9            7.5
                                                         -------         -------         -------        -------
Results of discontinued products, after tax              $  15.4         $   (.9)        $  37.1        $  16.2
                                                         =======         =======         =======        =======
Results of discontinued products, pretax                 $  23.0         $  (1.2)        $  55.0        $  22.0
                                                         =======         =======         =======        =======
Net realized capital gains (losses) from sales of
 bonds, after tax (included above)                       $  10.1         $ (15.3)        $  19.4        $ (35.5)
                                                         =======         =======         =======        =======

(1) The interest margin (deficit) is the difference between earnings on invested assets and interest credited to contractholders.

Net realized capital gains for the three and six months ended June 30, 2001 increased, compared to the corresponding periods of 2000, primarily due to gains on bonds resulting from the lower interest rate environment.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $337 million at June 30, 2001 and $389 million at December 31, 2000, net of related deferred taxes payable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management's best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption has been included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with a decline in the commercial mortgage loan and real estate portfolios.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2001 was as follows (pretax):

(Millions)
----------
Reserve at December 31, 2000                    $999.4
Operating income                                  17.7
Net realized capital gains                        26.4
Mortality and other                               10.9
Reserve reduction                                (94.5)
                                                ------
Reserve at June 30, 2001                        $959.9
                                                ======

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $61 million ($95 million pretax) of the reserve was released in the second quarter of 2001 primarily due to favorable investment performance that included equity gains and mortgage loan prepayment penalty income, as well as favorable mortality and retirement experience. The current reserve reflects management's best estimate of anticipated future losses.

The discontinued products investment portfolio is as follows:

(Millions)                                      June 30, 2001               December 31, 2000
----------                                      -------------               -----------------
Class                                      Amount          Percent       Amount          Percent
-----                                      ------          -------       ------          -------
Debt securities available for sale        $3,845.4            69.8%     $3,898.0            69.8%
Loaned securities                             85.5             1.6         121.1             2.2
                                          --------        --------      --------        --------
Total debt securities                      3,930.9            71.4       4,019.1            72.0
Mortgage loans                               769.8            14.0         784.1            14.0
Investment real estate                       132.4             2.4         129.2             2.3
Equity securities                            184.5             3.3         205.5             3.7
Other (1)                                    488.8             8.9         445.5             8.0
                                          --------        --------      --------        --------
Total                                     $5,506.4           100.0%     $5,583.4           100.0%
                                          ========        ========      ========        ========

(1) Amount includes restricted debt securities on deposit as required by regulatory authorities of $56.6 million at June 30, 2001 and $55.9 million at December 31, 2000 included in long-term investments on the Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Distributions on discontinued products were as follows:

                                      Three Months Ended June 30,         Six Months Ended June 30,
                                      ---------------------------         -------------------------
(Millions)                                2001           2000                 2001           2000
----------                                ----           ----                 ----           ----
Scheduled contract maturities,
  settlements and benefit payments      $ 293.7        $ 248.1              $ 474.5        $ 499.3
Participant-directed withdrawals            1.8            2.3                  3.7            5.0
                                        -------        -------              -------        -------

Cash required to fund these distributions was provided by earnings as well as maturities and sales of invested assets.

Refer to Note 10 of Condensed Notes to Consolidated Financial Statements and "Total Investments" for additional information.

CORPORATE INTEREST

Effective for 2001, overhead costs previously included in Corporate have been integrated into the business segments and reported in operating expenses, including salaries and related benefits. Corresponding information for 2000 has been restated and reflects this change. Corporate interest expense represents interest incurred on the Company's long- and short-term debt and is not recorded in the Company's business segments.

After-tax interest expense was $22 million and $42 million for the three and six months ended June 30, 2001, respectively, and $37 million and $81 million for the corresponding periods in the prior year. The decrease in interest expense is primarily a result of lower levels of debt as a result of the ING transaction as well as lower short-term rates during 2001, compared to the corresponding period in 2000. Refer to "Liquidity and Capital Resources" for further information regarding the Company's expected debt levels for the remainder of 2001 and recent ratings actions.

Outlook

Interest expense is expected to continue to decrease for 2001, compared to 2000, due to lower levels of debt expected to be outstanding in 2001, compared to 2000. The Company projects interest expense for 2001 to be in the range of $95 million to $100 million after tax.

Refer to "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 2000 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

SEVERANCE AND FACILITIES CHARGE

In December 2000, the Company recorded a severance and facilities charge of $93 million after tax ($143 million pretax) in connection with the implementation of certain strategic initiatives intended to strengthen the Company's competitiveness, improve its profitability and concentrate its resources on its core mission as a health care and related benefits company (the "Plan"). This charge included $80 million after tax ($123 million pretax) for severance activities relating to the elimination of approximately 2,400 employee positions (primarily regional sales personnel, customer service, information technology and other staff-area personnel) and $13 million after tax ($20 million pretax) representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, which will be vacated, primarily related to the continued integration of the PHC business. Implementation of the Plan began in December 2000 and will be completed by December 31, 2001. Refer to MD&A contained in the Company's 2000 Annual Report on Form 10-K for a complete discussion of the strategic initiatives associated with the Plan, as well as the future impact on earnings and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SEVERANCE AND FACILITIES CHARGE (CONTINUED)

The Company eliminated 1,537 positions in the first six months of 2001, resulting in a reduction of the severance and facilities reserve of approximately $93 million pretax. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for more details on the severance and facilities reserve.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company's total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)                            June 30, 2001          December 31, 2000
----------                            -------------          -----------------
Debt securities available for sale        $13,844.3                  $13,869.9
Loaned securities                             500.9                      584.1
                                          ---------                  ---------
Total debt securities                      14,345.2                   14,454.0
Mortgage loans                              2,032.3                    2,201.2
Equity securities                             220.9                      240.1
Other investment securities                   423.4                      322.4
Investment real estate                        339.7                      319.2
Other (1)                                   1,499.9                    1,220.7
                                          ---------                  ---------
Total investments                         $18,861.4                  $18,757.6
                                          =========                  =========

(1) Amount includes restricted debt securities on deposit as required by regulatory authorities of $706.5 million at June 30, 2001 and $667.2 million at December 31, 2000 included in long-term investments on the Consolidated Balance Sheets.

Debt Securities

Debt securities represented 76% at June 30, 2001 and 77% at December 31, 2000 of the Company's total general account invested assets and supported the following types of products:

(Millions)                              June 30, 2001       December 31, 2000
----------                              -------------       -----------------
Supporting discontinued products            $ 3,930.9               $ 4,019.1
Supporting experience-rated products          2,258.3                 2,344.4
Supporting remaining products                 8,156.0                 8,090.5
                                            ---------               ---------
Total debt securities (1)                   $14,345.2               $14,454.0
                                            =========               =========

(1) Total debt securities include "Below Investment Grade" Securities of $1.1 billion both at June 30, 2001 and December 31, 2000, of which 19% at June 30, 2001 and 20% at December 31, 2000 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $120 million at June 30, 2001 and $80 million at December 31, 2000. Of the net unrealized capital gains at June 30, 2001, $85 million relate to assets supporting discontinued products and $30 million relate to experience-rated products.

Mortgage Loans

The Company's mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)                                June 30, 2001        December 31, 2000
----------                                -------------        -----------------
Supporting discontinued products               $  769.8                 $  784.1
Supporting experience-rated products              581.8                    660.4
Supporting remaining products                     680.7                    756.7
                                               --------                 --------
Total mortgage loans                           $2,032.3                 $2,201.2
                                               ========                 ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (CONTINUED)

During the first six months of 2001, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 11% at June 30, 2001 and 12% at December 31, 2000 of the Company's total invested assets.

Problem, restructured and potential problem loans included in mortgage loans were $189 million at June 30, 2001 and $194 million at December 31, 2000, of which 84% supported discontinued and experience-rated products for each period. Specific impairment reserves on these loans were $21 million at June 30, 2001 and $30 million at December 31, 2000. Refer to Note 5 of Condensed Notes to Consolidated Financial Statements for additional information.

Risk Management and Market-Sensitive Instruments

The Company manages interest rate risk by seeking to maintain a tight duration band where appropriate, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments that derive their value, at least in part by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. The Company's use of derivatives is generally limited to managing interest rate and price risk (collectively, market risk). By using derivatives to manage market risk, the Company exposes itself to credit risk and additional market risk. However, when used for hedging, the expectation is that these instruments would reduce this risk. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for additional information.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company's consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company's overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of June 30, 2001. Refer to Aetna Inc.'s 2000 Annual Report on Form 10-K for a more complete discussion of "Risk Management and Market-Sensitive Instruments".

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

Cash flows used by operating activities were approximately $130 million for the six months ended June 30, 2001. Excluding the impact of changes in insurance reserves related to the Large Case Pensions business segment, cash flows used by operating activities were approximately $150 million. Uses of cash reflect approximately $130 million for the funding of expenses accrued at year end 2000 related to discontinued operations and change-in-control related amounts as a result of the sale of the financial services business in late 2000, as well as income tax payments made, offset in part by net reductions in receivables for premiums and pharmacy-related amounts. Refer to the "Consolidated Statements of Cash Flows" for additional information.

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

Financings, Financing Capacity and Capitalization

On February 14, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell debt securities, from time to time, up to a total of $2 billion, with the amount, price and terms to be determined at the time of the sale. On March 2, 2001, the Company issued $900 million of debt securities under this shelf registration statement consisting of $450 million of 7.375% bonds due in 2006 and $450 million of 7.875% bonds due in 2011. On June 18, 2001, the Company issued, under this shelf registration statement, an additional $700 million of 8.5% bonds due in 2041. Net proceeds from these issuances totaled approximately $1.6 billion and are being used to reduce outstanding commercial paper borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company's short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $1 billion. $500 million of the credit facilities terminate in December 2001, and the Company will seek to either extend or replace all or a portion of this facility. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for additional information. The maximum amount of domestic short-term borrowings outstanding during the first six months of 2001 was $1.9 billion (the Company had an aggregate borrowing capacity under its credit facilities of up to $2.5 billion during this period which it reduced in connection with its recent bond offerings and reduction of short-term borrowings). At June 30, 2001, the Company's borrowings were $2.1 billion, consisting of $1.6 billion of bonds referred to above and approximately $500 million of commercial paper. Approximately $300 million of proceeds from its recent bond offering, reflected in total borrowings at June 30, 2001, are being used subsequent to June 30, 2001 to repay commercial paper as it matures. The Company's total debt to capital ratio (total debt divided by total debt and shareholders' equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 17.2% at June 30, 2001. Refer to "Goodwill and Other Acquired Intangible Assets" for additional information relating to a new accounting standard issued by the Financial Accounting Standards Board, which could have a future impact on the Company's debt to capital ratio.

On August 7, 2001, the Company's Long-term senior debt ratings were BBB+ from Fitch, Baa2 from Moody's Investor's Service and BBB from Standard & Poor's. On May 11, 2001, Fitch downgraded the Company's senior debt rating to BBB+ and ALIC's financial strength rating to A+. On June 4, 2001, Moody's Investor Service affirmed the Company's senior debt and ALIC's financial strength ratings, but revised the outlook of both these ratings to negative. On June 6, 2001, Standard & Poor's downgraded the Company's senior debt rating to BBB, downgraded ALIC's financial strength rating to A-, and removed these ratings from CreditWatch status, while revising its outlook from negative to stable. On August 3, 2001, A.M. Best downgraded ALIC's financial strength rating to A- and removed it from under review with negative implications. The Company's commercial paper ratings are currently F2 from Fitch, P2 from Moody's Investors Service and A2 from Standard & Poor's. Refer to "Other Information - Ratings" for more information on ratings for the Company and Aetna Life Insurance Company.

Common Stock Transactions

The Company's Board has authorized the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $200 million), subject to periodic reauthorization by the Board. The Company repurchased 2,600,000 shares of common stock at a cost of approximately $96 million during the first quarter of 2001 pursuant to this authorization. The Company repurchased these shares in the open market, primarily to seek to mitigate any dilution resulting from employee option exercises and funded these repurchases by using net proceeds available from the option exercises. The Company ceased share repurchases at the end of the first quarter. Refer to Note 12 of Condensed Notes to Consolidated Financial Statements for further discussion related to the Company's common stock.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

At June 30, 2001, goodwill was $6.7 billion and other acquired intangible assets were $.8 billion or approximately 66% and 8%, respectively, of consolidated shareholders' equity. For the six months ended June 30, 2001, goodwill amortization was $98 million after-tax and the amortization of other acquired intangible assets was $75 million after-tax. Refer to Note 2 of Notes to Consolidated Financial Statements in Aetna Inc.'s 2000 Annual Report on Form 10-K for more information on goodwill and other acquired intangible assets, including the Company's current accounting policies related to these assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS (CONTINUED)

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement on Financial Accounting Standards No. 142 ("FAS 142"), Goodwill and Other Intangible Assets. This standard, which becomes effective for the Company on January 1, 2002, eliminates goodwill amortization from the income statement and requires an evaluation of goodwill impairment upon adoption of this standard as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment (however, this standard is effective for all goodwill and intangible assets acquired after June 30, 2001). The Company anticipates that these evaluations will be calculated based on an implied fair value approach, which utilizes a discounted cash flow analysis. Impairment, if any, resulting from the initial application of the new standard will be classified as a cumulative effect of a change in accounting principle. Subsequent impairments, if any, would be classified as an operating expense. Also, intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement.

The Company is currently evaluating the impact of adoption of this standard on its recorded amount of goodwill and intangible assets. The Company cannot currently predict whether an impairment of goodwill will result from the adoption of this standard, although it is reasonably possible. The Company also cannot currently predict any corresponding effect upon its ratio of debt to total capitalization, debt ratings or other matters. Although this standard will increase the Company's results of operations in the future due to the elimination of goodwill amortization from the Company's income statement, any impairment would result in a charge, as discussed above. The Company's cash flow from operating activities would not be affected directly by this new standard.

NEW ACCOUNTING STANDARDS

Refer to Note 1 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

REGULATORY ENVIRONMENT

The "Regulatory Environment" portion of Aetna Inc.'s 2000 Annual Report on Form 10-K contains a discussion of important regulatory issues related to the Company's businesses.

As described in Aetna Inc.'s 2000 Annual Report on Form 10-K, additional legislation or regulation related to our businesses has been enacted or is being considered by the federal government and many states, and this could adversely impact our businesses. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs that we expect to result from these types of legislation.

For example, versions of Patients' Bill of Rights legislation ("PBOR") passed the United States Senate and House of Representatives in July and August 2001, respectively. Either version could expand the Company's potential exposure to lawsuits. Final legislation could expose the Company to unlimited economic damages, and certain punitive damages, for making a determination denying benefits or for delaying members' receipt of benefits as a result of so-called "medical necessity" and other coverage determinations. Congress may convene a conference committee later this year to attempt to resolve differences between the Senate and House bills, including such matters as the amount of allowable damages, whether cases would be governed by federal or state law, and whether such actions would be brought in federal or state courts. The Company cannot predict whether a PBOR will be enacted into law or what form any such law might take.

Additionally, there recently have been state legislative attempts to limit ERISA's preemptive effect on state laws. If adopted, such limitations could increase our liability exposure and could permit greater state regulation of our operations.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Shareholder Litigation

Four purported shareholder class action complaints were filed in the Superior Court of Connecticut, Hartford County, alleging in substance that former Aetna and its directors breached fiduciary duties to shareholders in responding to a February 24, 2000 letter from WellPoint Health Networks, Inc. and ING America Insurance Holdings, Inc. which had invited discussions concerning a possible transaction. These actions were filed on behalf of George Schore, Michael Demetrio and Gersh Korsinsky on March 3, 2000, The Rainbow Fund on March 7, 2000, Eleanor Werbowsky on March 7, 2000, and Catherine M. Friend on March 23, 2000. On July 26, 2000, the Connecticut court ordered consolidation of the four Connecticut actions. On October 12, 2000, the plaintiffs in the four Connecticut actions withdrew their complaints. A fifth, substantially similar complaint was filed by Barnett Stepak on behalf of a purported class of former Aetna shareholders on March 28, 2000 in the Supreme Court of New York, New York County. The complaint in the New York action seeks various forms of relief, including unspecified damages and equitable remedies. On June 21, 2001, the court dismissed that complaint. The plaintiff has not appealed the dismissal, and the time period for taking such appeal has expired.

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

-        John Romero and Catherine Romero (May 22, 2000)

-        Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000)

-        Glenn O'Brien and Christopher Gallagher (August 7, 2000)

- Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000); Charles B. Shane, M.D., H. Robert Harrison, M.D., Eugene Mangieri, M.D., Jeffrey Book, D.O., Dennis Breen, M.D., Edward L. Davis, D.O., Lance R. Goodman, M.D., Glenn L. Kelly, M.D., Leonard J. Klay, M.D., Kevin Molk, M.D., Martin Moran, M.D., Manuel Porth, M.D., Thomas Backer, M.D., David Boxstein, M.D., Navid Ghalambor, M.D., Susan Hansen, M.D., Andres Taleisnik, M.D., Julio Taleisnik, M.D., Roger Wilson, M.D., California Medical Association, Denton County Medical Association, Denton County (March 26, 2001) (Shane Amended Complaint)

-        Douglas Chapman (September 7, 2000)

The plaintiffs in the Conte, O'Neill, Williamson, Amorosi, McCarron, Romero, O'Brien and Chapman cases (together with Curtright, the "Subscriber Cases") seek to represent purported nationwide classes of current and former members of the Company's health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeering Influenced and Corrupt Organizations Act ("RICO") and ERISA, and seek similar relief under common law theories. In addition, the action by Jeanne
E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants' managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O'Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company's response is due on August 13, 2001. On September 29, 2000, plaintiffs moved for class certification. The motion has been fully briefed, and the Florida Federal Court heard argument on that motion on July 24, 2001.

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

The Provider Cases collectively allege that Aetna Inc. and each other defendant managed care organization improperly denied claims in whole or in part, did not pay claims timely, and employed coercive economic power to force physicians to enter into economically unfavorable contracts. The Shane Provider Case further charges that Aetna Inc. and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief, for alleged violations of RICO, ERISA, state unfair trade statutes and state laws regarding the timely payment of claims, and seek similar relief under common law theories.

The Provider Cases seek to represent purported nationwide classes of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. In addition, the Harrison actions seek to represent a class of Georgia physicians. The Shane plaintiffs seek to represent a purported national subclass of physicians to the extent that each such physician has a claim against each respective defendant which claim that physician is not bound to arbitrate as to various state law claims. The Shane plaintiffs also seek to represent a similar subclass of California physicians with respect to claims asserted under California's unfair trade practices statute.

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

On June 25, 2001, the United States Court of Appeals for the Eleventh Circuit (the "Appeals Court") issued an order staying the Provider Cases pending before the Florida Federal Court while the Appeals Court considers an appeal taken by other defendants of an order of the Florida Federal Court concerning the effect of arbitration clauses contained in contracts between certain individual plaintiffs and the appellants.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the "California Superior Court") on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company's HMO members and the general public and for alleged unfair practices relating to contracting of doctors. Trial is scheduled for June 7, 2002. Defendants intend to continue to defend this action vigorously.

On February 15, 2001, two complaints were filed in the Superior Court for New Haven County, Connecticut against Aetna Health Plans of Southern New England, Inc., an indirect subsidiary of Aetna Inc. One complaint was filed by the Connecticut State Medical Society on behalf of its members. The other complaint was filed by Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. on behalf of a purported class of Connecticut State Medical Society members who provided services to the Company's members on or after July 19, 1996. Each complaint alleges in substance that the Company engages in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians, and that the Company has been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. The Connecticut State Medical Society complaint seeks injunctive relief and attorneys' fees under the Connecticut Unfair Trade Practices Act ("CUTPA"). The McIntosh complaint asserts claims under CUTPA and various common law doctrines and seeks similar injunctive relief, along with unspecified monetary damages, punitive damages and attorneys' fees. The Company removed both cases to the United States District Court for the District of Connecticut, and has requested that the Judicial Panel on Multidistrict Litigation transfer these cases to the Florida Federal Court for consolidated pretrial proceedings with the Provider Cases. Each of these actions is in the preliminary stages, and the Company intends to continue to defend each action vigorously.

NYLCare Texas Sale

On March 30, 2001, Health Care Service Corporation ("HCSC") provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that Aetna Inc. failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. Aetna Inc. believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001 transmitted an answer denying the material allegations. The parties have selected arbitrators, and discovery has begun. Aetna Inc. intends to continue to defend this matter vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held April 27, 2001, three matters were submitted to a vote: the election of four directors for a three-year term ending in 2004; approval of the appointment of KPMG LLP as independent auditors for the current calendar year and a shareholder proposal to request the Aetna Inc. Board of Directors to implement cumulative voting in the election of directors. Each of the director candidates was elected and the appointment of KPMG was approved. The shareholder proposal was not approved. The detailed results of voting on these matters follow:

Election of Directors:

                                   Votes              Votes
                                    For              Withheld
                                    ---              --------
Barbara Hackman Franklin        115,207,242          6,260,166
Earl G. Graves                  115,192,127          6,275,282
Gerald Greenwald                115,212,602          6,254,807
Michael H. Jordan               115,206,279          6,261,130

Other matters voted upon:

                                                         Votes               Votes                               Broker
                                                          For               Against          Abstentions        Non-Votes
                                                          ---               -------          -----------        ---------
Approval of Independent
   Auditors                                           119,631,486          1,285,556            550,366                 --

Shareholder Proposal to Request Implementation
   of Cumulative Voting in Election of
   Directors                                           47,549,988         57,280,536          3,772,199         12,864,686

Item 5.  Other Information.

(a) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                                 Six Months Ended
                                                     June 30,                           Years Ended December 31,
                                                     --------         ------------------------------------------------------------
Aetna Inc.                                             2001           2000          1999          1998          1997          1996
----------                                             ----           ----          ----          ----          ----          ----
Ratio of Earnings to Fixed Charges                     0.96           0.89          3.31          3.89          4.41          0.86
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends (1)            0.96           0.89          2.81          2.87          3.24          0.68
                                                       ----           ----          ----          ----          ----          ----

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

Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0, was approximately $5 million for the six months ended June 30, 2001.

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

(b)      Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company follow:

                                                                                       Rating Agencies
                                                                      --------------------------------------------------
                                                                                                  Moody's
                                                                                                  Investors     Standard
                                                                      A.M. Best      Fitch**      Service       & Poor's
                                                                      ---------      -------      -------       --------
Aetna Inc. (senior debt)
May 9, 2001                                                              *             A-           Baa2          BBB+
August 7, 2001 (1)                                                       *            BBB+          Baa2          BBB

Aetna Inc. (commercial paper)
May 9, 2001                                                              *             F2            P2            A2
August 7, 2001                                                           *             F2            P2            A2

Aetna Life Insurance Company (claims paying/financial strength)
May 9, 2001                                                              A             AA-           A2            A
August 7, 2001 (1)                                                       A-            A+            A2            A-
                                                                      ---------      -------      -------       --------

*        Nonrated by the agency.

**       Formerly known as Duff & Phelps.

(1) Fitch and Moody's have the Aetna Inc. senior debt and ALIC ratings on outlook-negative. Standard and Poor's has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

(c)      Other Matters

In May 2001, Jerome S. Goodman retired from the Aetna Inc. Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits
        (10)         Material Contracts.

        10.1         Letter Agreement, dated April 6, 2001, by and between the
                     Company and Alan J. Weber. *

        10.2         Letter dated as of June 7, 2001, Re: Notice of Commitment
                     Reduction to the Bridge Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan
                     Guaranty Trust Company of New York, as Administrative
                     Agent.

        10.3 Letter dated as of June 18, 2001, Re: Notice of Termination of Commitments and Credit Agreement and Commitment
                     Reduction Event to the Bridge Credit Agreement among Aetna
                     Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as
                     Administrative Agent.

        (12)         Statement Re: Computation of Ratios

                     Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2001 and for the years ended December 31, 2000, 1999, 1998,
                     1997 and 1996 for Aetna Inc.

        (15)         Letter Re: Unaudited Interim Financial Information.

                     Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
                     August 7, 2001.


                     * Management contract or compensatory plan arrangement.

(b)      Reports on Form 8-K.

         The registrant filed a report on Form 8-K on April 10, 2001 concerning higher-than-anticipated medical costs.

         The registrant filed a report on Form 8-K on June 7, 2001 announcing recent actions taken by certain rating agencies on Aetna Inc.'s senior debt.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          Aetna Inc.
                                                --------------------------------
                                                          Registrant




Date:  August 8, 2001                           By  /s/ Alan M. Bennett
                                                    ----------------------------

                                                Alan M. Bennett
                                                Vice President
                                                and Corporate Controller
                                                (Chief Accounting Officer and
                                                Interim Chief Financial Officer)

                                Exhibit Index

       Exhibit
         No.                           Description
       -------                         -----------

        (10)         Material Contracts.

        10.1 Letter Agreement, dated April 6, 2001, by and between the Company and Alan J. Weber. *

        10.2 Letter dated as of June 7, 2001, Re: Notice of Commitment Reduction to the Bridge Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

        10.3 Letter dated as of June 18, 2001, Re: Notice of Termination of Commitments and Credit Agreement and Commitment Reduction Event to the Bridge Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent.

        (12)         Statement Re: Computation of Ratios

                     Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2001 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 for Aetna Inc.

        (15)         Letter Re: Unaudited Interim Financial Information.

                     Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated August 7, 2001.


                     * Management contract or compensatory plan arrangement.