Form 10-Q
period 2001-09-30
AETNA INC /PA/
filed 2001-11-07
CIK 1122304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended September 30, 2001.

or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-16095

Aetna Inc.
 (Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Farmington Avenue	06156

Hartford, Connecticut	(ZIP Code)

(Address of principal executive offices)

(860) 273-0123
(Registrant’s telephone number, including area code)

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

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01) (Class)	143,328,510 Shares Outstanding at September 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions, except per common share data)	2001	2000	2001	2000

Revenue:

Health care premiums	$4,955.6	$5,435.0	$15,064.1	$16,370.8

Other premiums	396.9	356.3	1,425.1	1,094.6

Administrative services contract fees	457.6	479.9	1,390.1	1,465.8

Net investment income	335.8	427.2	1,107.8	1,241.0

Other income	36.8	13.6	64.2	57.4

Net realized capital gains (losses)	3.2	32.1	99.7	(9.1)

Total revenue	6,185.9	6,744.1	19,151.0	20,220.5

Benefits and expenses:

Health care costs	4,434.1	4,746.6	13,605.1	14,198.4

Current and future benefits	556.2	520.6	1,921.9	1,622.4

Operating expenses:

Salaries and related benefits	555.6	621.6	1,741.3	1,860.3

Other	562.4	563.3	1,626.1	1,716.7

Interest expense	38.0	65.9	101.9	191.2

Amortization of goodwill and other acquired intangible assets	101.6	109.5	316.1	327.9

Reduction of reserve for anticipated future losses on discontinued products	—	—	(94.5)	(146.0)

Total benefits and expenses	6,247.9	6,627.5	19,217.9	19,770.9

Income (loss) from continuing operations before income taxes (benefits) and cumulative effect adjustment	(62.0)	116.6	(66.9)	449.6

Income taxes (benefits):

Current	(10.8)	63.8	19.0	192.7

Deferred	3.2	(6.8)	6.6	12.3

Total income taxes (benefits)	(7.6)	57.0	25.6	205.0

Income (loss) from continuing operations before cumulative effect adjustment	(54.4)	59.6	(92.5)	244.6

Cumulative effect adjustment, net of tax (refer to Note 7)	—	—	.5	—

Income (loss) from continuing operations	(54.4)	59.6	(92.0)	244.6

Income from discontinued operations, net of tax	—	117.2	—	288.8

Net income (loss)	$(54.4)	$176.8	$(92.0)	$533.4

Results per common share:

Income (loss) from continuing operations:

Basic	$(.38)	$.42	$(.65)	$1.73

Diluted (1)	—	.42	—	1.71

Net income (loss):

Basic	(.38)	1.25	(.64)	3.78

Diluted (1)	—	1.24	—	3.74

(1)	Since the Company reported a net loss for the three and nine months ended September 30, 2001, the effect of dilutive securities has been excluded from earnings (loss) per common share computations for those periods because including such securities would result in an anti-dilutive per common share amount.

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions, except share data)	2001	2000

Assets

Current assets:

Cash and cash equivalents	$1,611.4	$1,652.5

Investment securities	14,276.0	14,308.8

Other investments	220.6	374.6

Premiums receivable, net	755.9	838.6

Other receivables, net	632.9	735.8

Accrued investment income	260.3	260.3

Collateral received under securities loan agreements	538.6	596.8

Loaned securities	526.7	584.1

Deferred income taxes	106.1	112.3

Other assets	220.8	303.7

Total current assets	19,149.3	19,767.5

Long-term investments	1,444.9	1,344.3

Mortgage loans	1,876.5	1,826.6

Investment real estate	344.0	319.2

Reinsurance recoverables	1,275.0	1,318.5

Goodwill and other acquired intangible assets, net	7,387.3	7,703.4

Property and equipment, net	349.5	390.0

Deferred income taxes	303.3	295.0

Other assets	146.0	128.7

Separate Accounts assets	12,232.7	14,352.5

Total assets	$44,508.5	$47,445.7

Liabilities and shareholders’ equity

Current liabilities:

Health care costs payable	$3,025.1	$3,171.1

Future policy benefits	780.1	832.0

Unpaid claims	580.2	528.2

Unearned premiums	300.9	274.7

Policyholders’ funds	1,094.8	1,089.0

Collateral payable under securities loan agreements	538.6	596.8

Short-term debt	222.8	1,592.2

Income taxes payable	138.4	297.8

Deferred income taxes	55.3	—

Accrued expenses and other liabilities	1,395.8	1,621.6

Total current liabilities	8,132.0	10,003.4

Future policy benefits	8,529.2	8,684.8

Unpaid claims	1,244.2	1,211.6

Policyholders’ funds	2,379.3	2,649.6

Long-term debt	1,595.2	—

Other liabilities	289.5	416.7

Separate Accounts liabilities	12,232.7	14,352.5

Total liabilities	34,402.1	37,318.6

Commitments and contingent liabilities (Notes 3, 4 and 16)

Shareholders’ equity:

Common stock and additional paid-in capital ($.01 par value, 759,900,000 shares authorized, 143,328,510 issued and outstanding in 2001; $.01 par value, 762,500,000 shares authorized, 142,618,551 shares issued and outstanding in 2000)	3,888.7	3,898.7

Accumulated other comprehensive income	122.1	35.1

Retained earnings	6,095.6	6,193.3

Total shareholders’ equity	10,106.4	10,127.1

Total liabilities and shareholders’ equity	$44,508.5	$47,445.7

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
		Common	Income (Loss)
		Stock and
		Additional	Unrealized
(Millions, except share data)		Paid-in	Gains (Losses)	Foreign	Cash Flow	Retained
Nine Months Ended September 30, 2001	Total	Capital	on Securities	Currency	Hedges	Earnings

Balances at December 31, 2000	$10,127.1	$3,898.7	$29.4	$5.7	$—	$6,193.3

Comprehensive loss:

Net loss	(92.0)					(92.0)

Other comprehensive income, net of tax:

Unrealized gains on securities ($140.2 pretax)(1)	91.1		91.1

Foreign currency ($(1.4) pretax)	(.9)			(.9)

Derivative gains ($5.0 pretax) (1)	(3.2)				(3.2)

Other comprehensive income	87.0

Total comprehensive loss	(5.0)

Common shares issued for benefit plans (3,309,959 shares)	85.6	85.6

Repurchase of common shares (2,600,000 shares)	(95.6)	(95.6)

Common stock dividends	(5.7)					(5.7)

Balances at September 30, 2001	$10,106.4	$3,888.7	$120.5	$4.8	$(3.2)	$6,095.6

Nine Months Ended September 30, 2000

Balances at December 31, 1999	$10,703.2	$3,719.3	$(206.1)	$(449.5)	$—	$7,639.5

Comprehensive income:

Net income	533.4					533.4

Other comprehensive income, net of tax:

Unrealized gains on securities ($258.3 pretax) (1)	167.9		167.9

Foreign currency ($102.2 pretax)	75.3			75.3

Other comprehensive income	243.2

Total comprehensive income	776.6

Capital contributions from former Aetna	15.9	15.9

Dividends to former Aetna	(487.0)					(487.0)

Balances at September 30, 2000	$11,008.7	$3,735.2	$(38.2)	$(374.2)	$—	$7,685.9

(1)	Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

(Millions)	2001	2000

Cash flows from operating activities:

Net income (loss)	$(92.0)	$533.4

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Cumulative effect adjustment	(.7)	—

Income from discontinued operations	—	(288.8)

Amortization of goodwill and other acquired intangible assets	316.1	327.9

Depreciation and other amortization	139.5	145.5

Accretion of net investment discount	(23.0)	(26.8)

Net realized capital (gains) losses	(99.7)	9.1

Changes in assets and liabilities:

Decrease in accrued investment income	—	2.9

(Increase) decrease in premiums due and other receivables	279.6	(194.2)

Increase (decrease) in income taxes	(158.8)	83.4

Net change in other assets and other liabilities	(398.5)	(241.2)

Net decrease in health care and insurance liabilities	(141.8)	(656.3)

Discontinued operations, net	—	999.7

Net cash provided by (used for) operating activities	(179.3)	694.6

Cash flows from investing activities:

Proceeds from sales and investment maturities of:

Debt securities available for sale	13,199.2	9,966.2

Equity securities	152.8	454.7

Mortgage loans	378.9	455.6

Investment real estate	11.2	27.0

Other investments	3,494.1	3,531.9

NYLCare Texas	—	420.0

Cost of investments in:

Debt securities available for sale	(12,818.5)	(9,264.9)

Equity securities	(149.7)	(180.6)

Mortgage loans	(190.4)	(251.8)

Investment real estate	(8.7)	(10.4)

Other investments	(3,526.7)	(3,578.2)

Increase in property and equipment	(116.9)	(53.0)

Other, net	—	61.6

Discontinued operations, net	—	(253.0)

Net cash provided by investing activities	425.3	1,325.1

Cash flows from financing activities:

Deposits and interest credited for investment contracts	134.3	186.9

Withdrawals of investment contracts	(608.1)	(707.3)

Issuance of long-term debt	1,566.1	—

Net decrease in short-term debt	(1,369.4)	(391.2)

Capital contributions from former Aetna	—	15.9

Dividends paid to former Aetna	—	(177.0)

Common shares issued under benefit plans	79.5	—

Common shares repurchased	(95.6)	—

Other, net	6.1	(210.7)

Discontinued operations, net	—	(273.8)

Net cash used for financing activities	(287.1)	(1,557.2)

Net increase in cash and cash equivalents of discontinued operations	—	(472.9)

Net decrease in cash and cash equivalents of continuing operations	(41.1)	(10.4)

Cash and cash equivalents, beginning of period	1,652.5	1,309.2

Cash and cash equivalents, end of period	$1,611.4	$1,298.8

Supplemental cash flow information:

Interest paid	$99.8	$283.4

Income taxes paid	158.2	127.3

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) and its wholly-owned subsidiaries (collectively, the “Company”). At September 30, 2001, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans that include health maintenance organizations (“HMOs”), point-of-service (“POS”) plans, preferred provider organizations (“PPOs”) and indemnity benefit products. Such plans are generally offered on both a full risk and an employer-funded basis. Under full risk plans, the Company assumes all or a majority of the health care cost, utilization, mortality, morbidity or other risk, depending on the product. Under employer-funded plans, the plan sponsor under an Administrative Services Contract (“ASC”), and not the Company, assumes all or a majority of these risks. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. These segments reflect the reorganization, in the first quarter of 2001, of the Company’s internal structure for making operating decisions and assessing performance. Corresponding information for 2000 has been restated to reflect this change. The Company continues to evaluate its organizational structure which could lead to changes in future reportable segments.

Prior to December 13, 2000, the Company (formerly Aetna U.S. Healthcare Inc. and its wholly-owned subsidiaries) was a subsidiary of a Connecticut corporation named Aetna Inc. (“former Aetna”). On December 13, 2000, former Aetna spun off shares of the Company to shareholders (of former Aetna). As part of the same transaction, the remaining entity, which contained former Aetna’s financial services and international businesses, was merged with a newly formed subsidiary of ING Groep N.V. (“ING”). The businesses sold to ING are reflected as discontinued operations, since the Company is the successor of former Aetna for accounting purposes. Refer to Note 15.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna Inc.’s 2000 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

New Accounting Standard
As of January 1, 2001, the Company adopted Financial Accounting Standard (“FAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FAS Statement No. 133, FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities – an Amendment of FASB Statement No. 133, and certain FAS No. 133 implementation issues, issued by the Financial Accounting Standards Board (“FASB”). This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and to measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the fair values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations. (Refer to Note 7.)

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Future Accounting Standards
In August 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes previous related accounting standards. It addresses the accounting and reporting for impairment of long-lived assets to be held and used, as well as long-lived assets to be disposed of. It also broadens the presentation of discontinued operations on the income statement to include a component of an entity (rather than a segment of a business). This standard requires that long-lived assets to be held and used be written down to fair value when they are considered impaired. Long-lived assets to be disposed of are to be carried at the lower of carrying amount or fair value less estimated cost to sell. This standard is effective for the Company’s financial statements beginning January 1, 2002. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

In June 2001, the FASB issued FAS No. 141, Business Combinations. This standard supersedes previous accounting standards for business combinations. FAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and therefore, prospectively prohibits the use of the pooling-of-interest method. All of the Company’s previous acquisitions have been recorded under the purchase method.

In June 2001, the FASB approved FAS No. 142, Goodwill and Other Intangible Assets. This standard, which becomes effective for the Company on January 1, 2002, eliminates goodwill amortization from the income statement and requires an evaluation of goodwill for impairment upon adoption of this standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This standard is effective immediately for all goodwill and intangible assets acquired after June 30, 2001. The Company anticipates that these evaluations will be calculated based on an implied fair value approach, which utilizes a discounted cash flow analysis. Impairment resulting from the initial application of this standard will be classified as a cumulative effect of a change in accounting principle. Subsequent impairments, if any, would be classified as an operating expense. Also, intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement.

The Company is currently evaluating the carrying value of goodwill and intangible assets under this standard. The Company anticipates recording some level of impairment of goodwill in 2002 as a result of adopting this standard; however, the amount of such impairment, which could be material, is unknown at this time and is dependent upon a valuation of the Company’s Health Care business, which is currently in process. Although this standard will increase the Company’s results of operations in the future due to the elimination of goodwill amortization from the Company’s income statement, any subsequent impairments, after initial application, would result in a charge, as discussed above.

\

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Earnings (Loss) Per Common Share

The reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share (“EPS”) for the three and nine months ended September 30, was as follows:

(Millions, except per common share data)	Income (Loss)	Shares	Per Common
Three Months Ended September 30,	(Numerator)	(Denominator)	Share Amount

2001 (1)

Basic EPS:

Net loss	$(54.4)	143.0	$(.38)

2000 (2)

Basic EPS:

Income from continuing operations	$59.6	141.2	$.42

Effect of dilutive securities:

Stock options and other (3)		1.9

Diluted EPS:

Income from continuing operations and assumed conversions	$59.6	143.1	$.42

Nine Months Ended September 30,

2001 (1)

Basic EPS:

Net loss	$(92.0)	143.0	$(.64)

2000 (2)

Basic EPS:

Income from continuing operations	$244.6	141.2	$1.73

Effect of dilutive securities:

Stock options and other (3)		1.6

Diluted EPS:

Income from continuing operations and assumed conversions	$244.6	142.8	$1.71

(1)	Since the Company reported a net loss for the three and nine months ended September 30, 2001, the effect of dilutive securities has been excluded from EPS computations for those periods because including such securities would result in an anti-dilutive per common share amount.

(2)	Basic EPS related to discontinued operations for the three and nine months ended September 30, 2000 were $.83 and $2.05, respectively. Diluted EPS related to discontinued operations for the three and nine months ended September 30, 2000 were $.82 and $2.02, respectively.

(3)	Options to purchase shares of common stock and stock appreciation rights (“SARs”) for the three and nine months ended September 30, 2000 of 9.4 million shares (with exercise prices ranging from $61.63 to $112.63) and 9.5 million shares (with exercise prices ranging from $58.06 to $112.63), respectively, were not included in the calculation of diluted earnings per common share because the options’ and SARs’ exercise price was greater than the average market price of common shares.

3. Acquisition of the Prudential Health Care Business

On August 6, 1999, the Company acquired from The Prudential Insurance Company of America (“Prudential”) the Prudential health care business (“PHC”) for approximately $1 billion. The acquisition was accounted for as a purchase. In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation at the acquisition date included a fair value adjustment of the following: a reinsurance agreement (see further discussion below); the unfavorable component of the contracts underlying the acquired medical risk business; and the above-market compensation component related to supplemental fees to be received under the Company’s agreement to service Prudential’s ASC business. Refer to the Company’s 2000 Annual Report on Form 10-K for further discussion of the PHC acquisition.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisition of the Prudential Health Care Business (Continued)

Effective with the date of the acquisition, the Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential agreed to indemnify the Company from certain health insurance risks that arose following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical cost ratio levels through 2000 for substantially all the acquired medical and dental risk business. This reinsurance agreement ended on December 31, 2000, except that the agreement provides for a period of time during which medical cost reimbursements (as calculated in accordance with the agreement) will be finalized, which is expected to be completed no later than 2002. Reinsurance recoveries under this agreement (reflected as a reduction of health care costs) were $2 million pretax for the nine months ended September 30, 2001 and $48 million and $94 million pretax for the three and nine months ended September 30, 2000, respectively. There were no reinsurance recoveries during the three months ended September 30, 2001. For the three and nine months ended September 30, 2000, the Company recorded asset amortization of $7 million and $20 million pretax, respectively, related to the fair value adjustment of the reinsurance agreement. There was no such asset amortization during the three and nine months ended September 30, 2001. For the three and nine months ended September 30, 2001, the Company recorded liability amortization of $2 million and $7 million pretax, respectively, related to the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business. For the three and nine months ended September 30, 2000, such liability amortization was $2 million and $24 million pretax, respectively.

The Company also agreed to service Prudential’s ASC business following the closing. In exchange for servicing the ASC business, Prudential remitted fees received from its ASC customers to the Company and paid certain supplemental fees. The supplemental fees were fixed in amount and declined over a period, which ended in February 2001. For the three and nine months ended September 30, 2001, the Company recorded total fees for servicing the Prudential ASC business of approximately $16 million and $65 million pretax, respectively, including supplemental fees of approximately $1 million pretax, which was net of asset amortization of $7 million pretax related to the above-market compensation component related to the supplemental fees under the ASC business for the nine months ended September 30, 2001 (there were no supplemental fees or amortization during the three months ended September 30, 2001). For the three and nine months ended September 30, 2000, the Company recorded total fees for servicing the Prudential ASC business of approximately $86 million and $290 million pretax, respectively, including supplemental fees of approximately $28 million and $112 million pretax, respectively, which was net of asset amortization of $2 million and $13 million pretax, respectively.

4. Sale of Certain Medicaid Membership

On August 1, 2001, the Company completed the sale of its New Jersey Medicaid and New Jersey Family Care membership to AmeriChoice. The agreement covers approximately 118,000 New Jersey Medicaid beneficiaries and members of the New Jersey Family Care program for uninsured children and adults. Proceeds from this sale of approximately $20 million pretax are included in other income. The operating results of these markets, which include the proceeds from this sale, were not material to the Company’s results of operations for the nine months ended September 30, 2001.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Investments

Investment securities at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
(Millions)	2001	2000

Debt securities available for sale	$13,874.9	$13,869.9

Equity securities	73.6	116.5

Other investment securities	327.5	322.4

Total investment securities	$14,276.0	$14,308.8

Net investment income includes amounts related to experience-rated contractholders of $58 million and $73 million for the three months ended September 30, 2001 and 2000, respectively, and $181 million and $227 million for the nine months ended September 30, 2001 and 2000, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) related to experience-rated contractholders of $2 million and $(3) million for the three months ended September 30, 2001 and 2000, respectively, and $17 million and $(32) million for the nine months ended September 30, 2001 and 2000, respectively, were deducted from net realized capital gains (losses) as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves at September 30, 2001 and December 31, 2000 were as follows:

	September 30, 2001		December 31, 2000

	Total		Total
	Recorded	Specific	Recorded	Specific
(Millions)	Investment	Reserves	Investment	Reserves

Supporting discontinued products	$115.9	$13.7	$124.6	$22.2

Supporting experience-rated products	41.1	5.0	39.1	6.0

Supporting remaining products	29.6	1.7	30.3	1.8

Total impaired loans	$186.6 (1)	$20.4	$194.0 (1)	$30.0

(1)	Includes impaired loans of $44.7 million and $28.8 million at September 30, 2001 and December 31, 2000, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the nine months ended September 30, 2001 and 2000 was as follows:

		Supporting
	Supporting	Experience-	Supporting
	Discontinued	Rated	Remaining
(Millions)	Products	Products	Products	Total(1)

Balance at December 31, 2000	$28.4	$12.8	$2.8	$44.0

Principal write-offs	(7.8)	(.4)	(.2)	(8.4)

Balance at September 30, 2001	$20.6	$12.4	$2.6	$35.6

Balance at December 31, 1999	$28.9	$13.6	$3.4	$45.9

Principal write-offs	(.5)	(.8)	(.6)	(1.9)

Balance at September 30, 2000	$28.4	$12.8	$2.8	$44.0

(1)	Total reserves at September 30, 2001 and 2000 include $20.4 million and $30.0 million of specific reserves, respectively, and $15.2 million and $14.0 million of general reserves, respectively.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Investments (Continued)

Income earned (pretax) and cash received on the average recorded investment in impaired loans were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001

	Average			Average
	Impaired	Income	Cash	Impaired	Income	Cash
(Millions)	Loans	Earned	Received	Loans	Earned	Received

Supporting discontinued products	$116.1	$2.7	$2.4	$121.6	$8.2	$9.8

Supporting experience-rated products	41.1	1.0	1.0	42.1	2.5	3.0

Supporting remaining products	29.6	.7	.7	30.2	1.2	2.4

Total	$186.8	$4.4	$4.1	$193.9	$11.9	$15.2

	Three Months Ended			Nine Months Ended
	September 30, 2000			September 30, 2000

	Average			Average
	Impaired	Income	Cash	Impaired	Income	Cash
(Millions)	Loans	Earned	Received	Loans	Earned	Received

Supporting discontinued products	$150.6	$2.3	$2.4	$156.1	$7.5	$7.6

Supporting experience-rated products	65.0	1.8	1.7	70.2	5.1	5.0

Supporting remaining products	51.0	3.0	2.8	44.6	8.1	8.4

Total	$266.6	$7.1	$6.9	$270.9	$20.7	$21.0

6.     Supplemental Cash Flow Information

Significant noncash investing and financing activities included the acquisition of real estate through foreclosures of mortgage loans amounting to approximately $1 million and $15 million for the nine months ended September 30, 2001 and 2000, respectively.

7.     Accounting Change – Adoption of FAS No. 133

As discussed in Note 1, the Company adopted FAS No. 133 as of January 1, 2001, which did not have a material effect on the Company’s financial position or results of operations.

The Company’s Use of Derivatives
 The Company uses derivative instruments (“derivatives”) in order to manage interest rate and price risk (collectively, market risk). By using derivatives to manage market risk, the Company exposes itself to credit risk and additional market risk.

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

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Accounting Change – Adoption of FAS No. 133 (Continued)

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

Derivatives are recognized on the Company’s balance sheet in long-term investments at fair value. The fair value of derivatives is estimated based on quoted market prices, dealer quotations or internal price estimates believed to be comparable to dealer quotations. These fair value amounts reflect the estimated amounts that the Company would have to pay or would receive if the contracts were terminated.

When the Company enters into a derivative contract, if certain criteria are met, it may designate the derivative as one of the following: (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (iii) a foreign currency fair value or cash flow hedge (“foreign currency hedge”).

At hedge inception, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for the hedge transactions. This process includes linking all derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the Company’s balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If it is determined that a derivative is not highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

The Company’s financial instruments and insurance products are reviewed to determine whether a derivative may be “embedded” in such instruments or products. The Company assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the remaining component of the financial instrument or insurance product (that is, the host contract). If it is determined that the embedded derivative is not clearly and closely related to the host contract and that a separate instrument with the same terms would qualify as a derivative, the embedded derivative is separated from the host contract and carried at fair value.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Accounting Change – Adoption of FAS No. 133 (Continued)

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

If hedge accounting is discontinued, the derivative will continue to be carried on the Company’s balance sheet at its fair value. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, the related hedged asset or liability will no longer be adjusted for fair value changes. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the accumulated gains and losses included in accumulated other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, any asset or liability that was recorded pursuant to the firm commitment will be removed from the balance sheet and recognized as a gain or loss in current period earnings. In all other situations in which hedge accounting is discontinued, changes in the fair value of the derivative are recognized in current period earnings.

Derivative Instruments and Hedging Activities
 The Company has no derivatives designated as fair value hedges. The Company is using interest rate swap agreements to manage certain exposures related to changes in interest rates on investments supporting experience-rated and discontinued products in the Company’s Large Case Pensions business. The use of these derivatives does not impact the Company’s results of operations. Refer to the Company’s 2000 Annual Report on Form 10-K for further discussion of experience-rated and discontinued products.

During the first quarter of 2001, the Company expected to issue approximately $1 billion of five- and ten-year fixed-rate debt securities to replace a portion of its outstanding commercial paper. Prior to the transaction, the Company’s risk management objective was to secure financing at the then five- and ten-year U.S. Treasury rates. Accordingly, the Company entered into certain forward contracts on U.S. Treasury securities prior to the actual issuance of long-term debt, which were designated as cash flow hedges and determined to be highly effective under the Company’s accounting policy.

Upon issuance of the long-term debt (refer to Note 11) and termination of these forward contracts, the Company recognized a loss of approximately $5 million pretax related to these derivatives, which is included in accumulated other comprehensive income. During the nine months ended September 30, 2001, the amount of the loss that was reclassified from accumulated other comprehensive income and recognized as part of interest expense was not material. Over the next twelve months, approximately $.6 million of the loss is expected to be reclassified from accumulated other comprehensive income and recognized as part of interest expense.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Nine Months
	Ended September 30,

(Millions)	2001	2000

Unrealized holding gains arising during the period(1)	$127.9	$153.3

Less: reclassification adjustment for gains (losses) and other items included in net income (loss) (2)	36.8	(14.6)

Net unrealized gains on securities	$91.1	$167.9

(1)	Pretax unrealized holding gains arising during the period were $196.8 million and $235.8 million for the nine months ended September 30, 2001 and 2000, respectively.

(2)	Pretax reclassification adjustments for gains (losses) and other items included in net income (loss) were $56.6 million and $(22.5) million for the nine months ended September 30, 2001 and 2000, respectively.

9.     Severance and Facilities Charge

In December 2000, the Company recorded an after-tax severance and facilities charge of $93 million ($143 million pretax) related to actions taken or expected to be taken with respect to initiatives that are intended to strengthen the Company’s competitiveness, improve its profitability and concentrate its resources on its core mission as a health care and related benefits company. The charge consisted of two types of costs: those that relate to actions under a plan for the involuntary termination of employees (approximately $123 million pretax) and those that relate to an exit plan with respect to certain leased facilities (approximately $20 million pretax). The severance portion of the charge was based on a plan to eliminate 2,394 positions (primarily regional sales personnel, customer service, information technology and other staff-area personnel). The facilities portion of the charge represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated.

The activity during the nine months ended September 30, 2001 within the severance and facilities reserve and the related number of positions eliminated were as follows:

(Millions)	Reserve	Positions

Balance at December 31, 2000	$140.0	2,319

Actions taken (1)	117.1	2,034

Balance at September 30, 2001	$22.9	285

(1)	Includes $114.0 million of severance-related actions.

Severance actions and the vacating of leased facilities, as described above, are expected to be completed by December 31, 2001. The remaining lease payments (net of expected subrentals) on these vacated facilities are payable over approximately the next eight years.

10.     Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”)) in 1993. Under the Company’s accounting for these discontinued products, a reserve for anticipated future losses from these products was established and is reviewed by management quarterly. As long as the reserve continues to represent management’s then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company’s results of operations. The Company’s results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. The reserve reflects management’s best estimate of anticipated future losses.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Discontinued Products (Continued)

The factors contributing to changes in the reserve for anticipated future losses are as follows: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain (loss) occurs when an annuitant retires later (earlier) than expected.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 2001, the receivable from continuing products, net of related deferred taxes payable of $84 million on the accrued interest income, was $341 million. At December 31, 2000, the receivable from continuing products, net of related deferred taxes payable of $77 million on accrued interest income, was $389 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and nine months ended September 30, 2001 and 2000, were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended September 30, 2001	Results	Future Losses	Net(1)

Net investment income	$94.2	$—	$94.2

Net realized capital gains	2.8	(2.8)	—

Interest earned on receivable from continuing products	6.4	—	6.4

Other income	6.2	—	6.2

Total revenue	109.6	(2.8)	106.8

Current and future benefits	105.1	(1.6)	103.5

Operating expenses	3.3	—	3.3

Total benefits and expenses	108.4	(1.6)	106.8

Results of discontinued products	$1.2	$(1.2)	$—

Three months ended September 30, 2000

Net investment income	$110.1	$—	$110.1

Net realized capital losses	(17.7)	17.7	—

Interest earned on receivable from continuing products	6.9	—	6.9

Other income	4.8	—	4.8

Total revenue	104.1	17.7	121.8

Current and future benefits	112.7	6.0	118.7

Operating expenses	3.1	—	3.1

Total benefits and expenses	115.8	6.0	121.8

Results of discontinued products	$(11.7)	$11.7	$—

(1)	Amounts are reflected in the September 30, 2001 and 2000 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Discontinued Products (Continued)

		Charged (Credited)
		to Reserve for
Nine months ended September 30, 2001	Results	Future Losses	Net(1)

Net investment income	$311.1	$—	$311.1

Net realized capital gains	29.2	(29.2)	—

Interest earned on receivable from continuing products	20.7	—	20.7

Other income	24.3	—	24.3

Total revenue	385.3	(29.2)	356.1

Current and future benefits	319.7	27.0	346.7

Operating expenses	9.4	—	9.4

Total benefits and expenses	329.1	27.0	356.1

Results of discontinued products	$56.2	$(56.2)	$—

Nine months ended September 30, 2000

Net investment income	$334.0	$—	$334.0

Net realized capital losses	(17.6)	17.6	—

Interest earned on receivable from continuing products	23.2	—	23.2

Other income	23.1	—	23.1

Total revenue	362.7	17.6	380.3

Current and future benefits	342.4	27.9	370.3

Operating expenses	10.0	—	10.0

Total benefits and expenses	352.4	27.9	380.3

Results of discontinued products	$10.3	$(10.3)	$—

(1)	Amounts are reflected in the September 30, 2001 and 2000 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 2001 and December 31, 2000 were as follows (1):

	September 30,	December 31,
(Millions)	2001	2000

Assets:

Debt securities available for sale	$3,639.5	$3,898.0

Equity securities	160.3	205.5

Mortgage loans	798.7	784.1

Investment real estate	132.3	129.2

Loaned securities	48.9	121.1

Other investments (2)	724.3	445.5

Total investments	5,504.0	5,583.4

Collateral received under securities loan agreements	50.2	123.8

Current and deferred income taxes	94.0	84.8

Receivable from continuing products (3)	425.2	465.9

Total assets	$6,073.4	$6,257.9

Liabilities:

Future policy benefits	$4,555.0	$4,462.5

Policyholders’ funds	307.7	548.8

Reserve for anticipated future losses on discontinued products	961.1	999.4

Collateral payable under securities loan agreements	50.2	123.8

Other	199.4	123.4

Total liabilities	$6,073.4	$6,257.9

(1)	Assets supporting discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $57.8 million and $55.9 million at September 30, 2001 and December 31, 2000, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products was eliminated in consolidation.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Discontinued Products (Continued)

At September 30, 2001 and December 31, 2000, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption was included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with a decline in the commercial mortgage loan and real estate portfolios.

The previous years’ actual participant withdrawal experience is used for the current year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the “Society”). In 1995, the Society published the 1994 Uninsured Pensioner’s Mortality table which has been used since then.

The Company’s assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liabilities have run off.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2001 was as follows (pretax):

(Millions)

Reserve at December 31, 2000	$999.4

Operating income	13.4

Net realized capital gains	29.2

Mortality and other	13.6

Reserve reduction	(94.5)

Reserve at September 30, 2001	$961.1

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $61 million ($95 million pretax) of the reserve was released in the second quarter of 2001, primarily due to favorable investment performance that included equity gains and mortgage loan prepayment penalty income, as well as favorable mortality and retirement experience. The review in the second quarter of 2000 resulted in the release of $95 million ($146 million pretax) of the discontinued products reserve. The current reserve reflects management’s best estimate of anticipated future losses.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Debt

Under the terms of its $1 billion revolving credit facilities (refer to Aetna Inc.’s 2000 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities), the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains and losses on securities, as of each fiscal quarter end. For fiscal quarters ending on or after March 31, 2001, the minimum level is $7.5 billion increased by 50% of the Company’s consolidated net income for fiscal quarters ending on or after March 31, 2001, and decreased by up to $200 million of certain nonrecurring after-tax charges the Company takes between December 13, 2000 and December 31, 2001 (“Excluded Charges”). The Company met this requirement at September 30, 2001.

For fiscal quarters ending on or after March 31, 2001, the Company is also required to maintain its ratio of consolidated total debt to consolidated annualized earnings excluding interest expense, income tax expense, depreciation expense, amortization expense, extraordinary gains or losses and the Excluded Charges at or below 3.0. The Company met this requirement at September 30, 2001.

On February 14, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell debt securities, from time to time, up to a total of $2 billion, with the amount, price and terms to be determined at the time of sale. On March 2, 2001, the Company issued $900 million of debt securities under this shelf registration statement consisting of $450 million of 7.375% bonds due in 2006 and $450 million of 7.875% bonds due in 2011. Also, on June 18, 2001, the Company issued under this shelf registration statement, $700 million of 8.5% bonds due in 2041. As a result of these issuances, the aggregate amount available under the Company’s revolving credit facilities was reduced from $2.5 billion to approximately $1 billion, and the Company’s $1.5 billion bridge credit facility was terminated.

12.     Capital Stock

On September 28, 2001, the Company declared a dividend of $.04 per common share to holders of record of such shares at the close of business November 14, 2001. The dividend will be paid on November 30, 2001.

Effective June 18, 2001, the Board of Directors approved a grant of approximately 4 million stock options to executive, middle-management and nonmanagement employees to purchase common stock of the Company primarily at $26.15 per share. In addition, a grant of 375 thousand performance stock awards, which vest if certain performance measurements are met, was also made.

13.     Dividend Restrictions

The Company’s business operations are conducted through subsidiaries that principally consist of HMOs and insurance companies. In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, HMOs and insurance companies are subject to further state regulations that, among other things, may require such companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. These regulations generally are not directly applicable to Aetna Inc., as a holding company, since it is not an HMO or insurance company. The additional regulations applicable to Aetna Inc.’s HMO and insurance company subsidiaries are not expected to affect Aetna Inc.’s ability to service its debt or to pay dividends or the ability of any of Aetna Inc.’s subsidiaries to service its debt, if any, or to pay dividends to Aetna Inc. (Refer to Note 11.)

Under regulatory requirements, the amount of dividends that may be paid to Aetna Inc. by its domestic insurance and HMO subsidiaries through the end of 2001 without prior approval by state regulatory authorities is limited to approximately $204 million in the aggregate. There are no such restrictions on distributions from Aetna Inc. to its shareholders.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Dividend Restrictions (Continued)

Effective January 1, 2001, the Company’s insurance and HMO subsidiaries are required to prepare their statutory financial statements in accordance with the National Association of Insurance Commissioners’ (the “NAIC”) Statements of Statutory Accounting Principles (“Codification”), subject to the adoption of Codification by their respective domicilary states. Currently, the NAIC is working to formalize certain outstanding Codification matters and, as a result, the Company has been permitted certain statutory accounting practices, primarily related to health care receivables, in a number of states as of September 30, 2001. At December 31, 2000, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries was $3.4 billion. At September 30, 2001, such surplus was $3.3 billion.

14.     Segment Information

Summarized financial information for the Company’s principal operations for the three and nine months ended September 30, was as follows:

(Millions)	Health	Group	Large Case	Corporate	Discontinued	Total
Three months ended September 30,	Care	Insurance	Pensions	Interest	Operations	Company

2001
Revenues from external customers	$5,433.3	$354.0	$59.6	$—	$—	$5,846.9

Net investment income	89.7	67.9	178.2	—	—	335.8

Total revenue excluding realized capital gains (losses)	$5,523.0	$421.9	$237.8	$—	$—	$6,182.7

Operating earnings (loss) (1)	$(72.7)	$41.0	$7.1	$(24.7)	$—	$(49.3)

Other items, net of tax (2)	1.9	(9.0)	—	—	—	(7.1)

Realized capital gains (losses), net of tax	3.0	(1.5)	.5	—	—	2.0

Net income (loss)	$(67.8)	$30.5	$7.6	$(24.7)	$—	$(54.4)

2000
Revenues from external customers	$5,913.2	$331.1	$40.5	$—	$—	$6,284.8

Net investment income	121.3	76.2	229.7	—	—	427.2

Total revenue excluding realized capital gains (losses)	$6,034.5	$407.3	$270.2	$—	$—	$6,712.0

Operating earnings (loss) from continuing operations (1)	$13.6	$51.9	$19.7	$(42.9)	$—	$42.3

Other item, net of tax (2)	(5.2)	—	—	—	—	(5.2)

Realized capital gains (losses), net of tax	29.8	(10.5)	3.2	—	—	22.5

Income (loss) from continuing operations	38.2	41.4	22.9	(42.9)	—	59.6

Income from discontinued operations, net of tax	—	—	—	—	117.2	117.2

Net income (loss)	$38.2	$41.4	$22.9	$(42.9)	$117.2	$176.8

(1)	Operating earnings (loss) is comprised of income (loss) excluding realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2)	The other items excluded from operating earnings (loss) consist of $1.9 million after tax of favorable reserve developments (since March 31, 2001) related to Medicare markets the Company exited January 1, 2001 in the Health Care segment in 2001; a $9.0 million after-tax charge related to the events of September 11, 2001 in the Group Insurance segment in 2001; and a $5.2 million after-tax charge related to a shareholder litigation settlement agreement in the Health Care segment in 2000.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Segment Information (Continued)

(Millions)	Health	Group	Large Case	Corporate	Discontinued	Total
Nine months ended September 30,	Care	Insurance	Pensions	Interest	Operations	Company

2001
Revenues from external customers	$16,472.4	$1,059.6	$411.5	$—	$—	$17,943.5

Net investment income	296.8	224.2	586.8	—	—	1,107.8

Total revenue excluding realized capital gains (losses)	$16,769.2	$1,283.8	$998.3	$—	$—	$19,051.3

Operating earnings (loss) (1)	$(267.2)	$123.8	$27.8	$(66.2)	$—	$(181.8)

Other items, net of tax (2)	(27.1)	(9.0)	61.4	—	—	25.3

Realized capital gains (losses), net of tax	62.9	1.4	(.3)	—	—	64.0

Cumulative effect adjustment, net of tax	.5	—	—	—	—	.5

Net income (loss)	$(230.9)	$116.2	$88.9	$(66.2)	$—	$(92.0)

2000
Revenues from external customers	$17,845.7	$1,012.2	$130.7	$—	$—	$18,988.6

Net investment income	322.7	227.9	690.4	—	—	1,241.0

Total revenue excluding realized capital gains (losses)	$18,168.4	$1,240.1	$821.1	$—	$—	$20,229.6

Operating earnings (loss) from continuing operations (1)	$92.2	$146.3	$50.7	$(124.3)	$—	$164.9

Other items, net of tax (2)	(19.8)	—	94.9	—	—	75.1

Realized capital gains (losses), net of tax	14.5	(18.3)	8.4	—	—	4.6

Income (loss) from continuing operations	86.9	128.0	154.0	(124.3)	—	244.6

Income from discontinued operations, net of tax	—	—	—	—	288.8	288.8

Net income (loss)	$86.9	$128.0	$154.0	$(124.3)	$288.8	$533.4

(1)	Operating earnings (loss) is comprised of income (loss) excluding realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2)	The other items excluded from operating earnings consist of an after-tax charge of $27.1 million for unfavorable reserve developments related to Medicare markets the Company exited January 1, 2001 in the Health Care segment in 2001; a $9.0 million after-tax charge related to the events of September 11, 2001 in the Group Insurance segment in 2001; an after-tax charge of $14.6 million related to the New Jersey insolvency assessment and a $5.2 million after-tax charge related to a shareholder litigation settlement agreement in the Health Care segment in 2000; and after-tax benefits of $61.4 million and $94.9 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 2001 and 2000, respectively.

15.     Sale and Spin-off Related Transaction

On December 13, 2000, Aetna Inc. (a Connecticut corporation and former parent of the Company) (“former Aetna”) sold its financial services and international businesses to ING in a transaction valued at approximately $7.7 billion. Under the terms of the agreement and in an integrated transaction, former Aetna spun off to its shareholders the shares of the Company. Essentially simultaneously, former Aetna, which then was comprised of Aetna Financial Services and Aetna International, was merged with a newly formed subsidiary of ING. In exchange for each share of former Aetna, shareholders received one share of the Company and $35.33 per share in cash. Refer to the Company’s 2000 Annual Report on Form 10-K for further discussion of the sale and spin-off related transaction.

The Company is the successor of former Aetna for accounting purposes and, accordingly, the account balances and activities of the financial services and international businesses have been segregated and reported as discontinued operations.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Sale and Spin-off Related Transaction (Continued)

Operating results of the discontinued operations for the three and nine months ended September 30, 2000 were as follows:

	Three Months Ended	Nine Months Ended
(Millions)	September 30, 2000	September 30, 2000

Revenue:

Premiums	$798.4	$2,277.3

Net investment income	388.7	1,100.5

Fees and other income	200.0	583.4

Net realized capital gains (losses)	.6	(11.8)

Total revenue	1,387.7	3,949.4

Benefits and expenses:

Current and future benefits	821.2	2,428.1

Operating expenses:

Salaries and related benefits	119.7	333.0

Other	202.1	519.1

Interest expense	13.8	39.2

Amortization of goodwill and other acquired intangible assets	7.9	23.4

Amortization of deferred policy acquisition costs	68.4	185.2

Total benefits and expenses	1,233.1	3,528.0

Income before income taxes	154.6	421.4
Income taxes:

Current	.9	62.7

Deferred	36.5	69.9

Total income taxes	37.4	132.6

Income from discontinued operations	$117.2	$288.8

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Commitments and Contingent Liabilities

Managed Care Class Action Litigation
 The Company is involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies.

On October 23, 2000, the Judicial Panel on Multidistrict Litigation transferred a number of these actions to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The actions so consolidated by this and subsequent orders, including actions originally filed in the Florida District Court, include the following actions brought by the named individuals on the indicated dates:

•	Anthony Conte (October 4, 1999)

•	Jo Ann O’Neill (October 7, 1999; by amendment dated November 9, 1999, Lydia K. Rouse and Danny E. Waldrop joined as additional plaintiffs)

•	Jeanne E. Curtright (October 28, 1999)

•	Raymond D. Williamson, III (November 22, 1999, and a second case was filed in the Florida Federal Court on June 23, 2000)

•	Michael V. Amorosi (December 3, 1999)

•	Eugene Mangieri, M.D. (January 19, 2000)

•	H. Robert Harrison, M.D., Martin Moran, M.D., Lance R. Goodman, M.D., Sandy Springs Pediatrics & Adolescent Medicine, P.C., Pediatric Infectious Disease Associates, LLC, American Medical Association, and Medical Association of Georgia (February 16, 2000 naming Company defendants, and April 18, 2000 naming Prudential defendants)

•	Jennifer McCarron and Ira S. Schwartz (April 11, 2000)

•	John Romero and Catherine Romero (May 22, 2000)

•	Jo Ann O’Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000)

•	Glenn O’Brien and Christopher Gallagher (August 7, 2000)

•	Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000); Charles B. Shane, M.D., H. Robert Harrison, M.D., Eugene Mangieri, M.D., Jeffrey Book, D.O., Dennis Breen, M.D., Edward L. Davis, D.O., Lance R. Goodman, M.D., Glenn L. Kelly, M.D., Leonard J. Klay, M.D., Kevin Molk, M.D., Martin Moran, M.D., Manuel Porth, M.D., Thomas Backer, M.D., David Boxstein, M.D., Navid Ghalambor, M.D., Susan Hansen, M.D., Andres Taleisnik, M.D., Julio Taleisnik, M.D., Roger Wilson, M.D., California Medical Association, Denton County Medical Association, Denton County (March 26, 2001) (Shane Amended Complaint)

•	Douglas Chapman (September 7, 2000)

•	Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. (February 15, 2001)

•	Connecticut State Medical Society (February 15, 2001)

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Commitments and Contingent Liabilities (Continued)

The plaintiffs in the Conte, O’Neill, Williamson, Amorosi, McCarron, Romero, O’Brien and Chapman cases (together with Curtright, the “Subscriber Cases”) seek to represent purported nationwide classes of current and former members of the Company’s health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O’Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company moved to dismiss the amended complaint on August 13, 2001. The motion to dismiss has been fully briefed for the Florida Federal Court. On September 29, 2000, plaintiffs moved for class certification. The class certification motion has been fully briefed, and the Florida Federal Court heard argument on that motion on July 24, 2001.

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

The Shane, Mangieri, Harrison, McIntosh and Connecticut State Medical Society cases (together with the Borrero, New York State Medical Society and American Dental Association cases described below) together comprise the “Provider Cases.” The amended Shane action is brought against Aetna Inc. and a number of other managed care companies. The Mangieri action is brought against Aetna Inc. and two other managed care companies. The Harrison actions are brought against Aetna Inc., Prudential and a number of other managed care companies. The McIntosh and Connecticut State Medical Society actions are brought against an indirect subsidiary of Aetna Inc.

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

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Commitments and Contingent Liabilities (Continued)

The Provider Cases seek to represent purported nationwide classes of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. In addition, the Harrison actions seek to represent a class of Georgia physicians. The Shane plaintiffs seek to represent a purported national subclass of physicians to the extent that each such physician has a claim against each respective defendant which claim that physician is not bound to arbitrate as to various state law claims. The Shane plaintiffs also seek to represent a similar subclass of California physicians with respect to claims asserted under California’s unfair trade practices statute.

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

On June 25, 2001, the United States Court of Appeals for the Eleventh Circuit (the “Appeals Court”) issued an order staying the Provider Cases pending before the Florida Federal Court while the Appeals Court considers an appeal taken by other defendants of an order of the Florida Federal Court concerning the effect of arbitration clauses contained in contracts between certain individual plaintiffs and the appellants.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. Trial is scheduled for June 7, 2002. Defendants intend to continue to defend this action vigorously.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Commitments and Contingent Liabilities (Continued)

On August 15, 2001, the Medical Society of the State of New York and Edgar Borrero, M.D., Albert M. Ellman, M.D. and Robert Scher, M.D. filed separate complaints against Aetna Inc. and two subsidiaries in the Supreme Court of New York for New York County. The New York Medical Society complaint seeks declaratory and injunctive relief based upon alleged violations of the New York unfair trade practices law, prompt payment law and public health law. The purported class action complaint filed by the physicians seeks relief based upon breach of contract and violations of the New York deceptive trade practices law, prompt payment law and public health law. The Company removed both cases to the United States District Court for the Southern District of New York and has requested the Judicial Panel on Multidistrict Litigation to transfer these cases to the Florida Federal Court for consolidated pretrial proceedings with the other Provider Cases. On October 25, 2001, these cases were conditionally transferred to the Florida Federal Court. Each of these actions is in the preliminary stages, and the Company intends to continue to defend each action vigorously.

On August 15, 2001, the American Dental Association and James B. Swanson, D.D.S. and Michael B. Dayoub, D.D.S. filed a class action complaint in the United States District Court for the Northern District of Illinois against Aetna Inc. and two subsidiaries. The complaint alleges in substance that the Company paid out-of-network dental providers less than billed charges for services provided to health plan members and used inappropriate methodology in determining the amounts paid for dental services provided to members. The complaint seeks relief based upon breach of contract, trade libel and tortious interference with existing and prospective business. The Company requested the Judicial Panel on Multidistrict Litigation to transfer this case to the Florida Federal Court for consolidated pretrial proceedings with the other Provider Cases. On September 13, 2001, this case was conditionally transferred to the Florida Federal Court, and the plaintiffs have not opposed that transfer. This action is in the preliminary stages, and the Company intends to continue to defend it vigorously.

NYLCare Texas Sale
 On March 30, 2001, Health Care Service Corporation (“HCSC”) provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that Aetna Inc. failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. Aetna Inc. believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001, transmitted an answer denying the material allegations. The parties have selected arbitrators, and discovery has begun. Arbitration hearings in this matter currently are scheduled to begin late in the second quarter of 2002. Aetna Inc. intends to continue to defend this matter vigorously.

Other Litigation and Regulatory Proceedings
 The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health care business. Some of these other lawsuits are purported to be class actions.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.     Commitments and Contingent Liabilities (Continued)

In addition, the Company’s business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been heightened review by these regulators of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As the largest national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during 2001. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

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

Independent Auditors’ Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of September 30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000 and the related condensed consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aetna Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
November 6, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the “Company”) for the three and nine months ended September 30, 2001 and 2000. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) contained in the Company’s 2000 Annual Report on Form 10-K.

OVERVIEW

General

At September 30, 2001, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract, and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. These business segments reflect the Company’s changes to its internal structure for making operating decisions and assessing performance, which became effective January 1, 2001. Corresponding information for 2000 has been restated to reflect this change. The Company continues to evaluate its organizational structure which could lead to changes in future reportable segments.

Refer to “MD&A-Overview” contained in the Company’s 2000 Annual Report on Form 10-K for a discussion of the Company’s spin-off from its former parent, Aetna Inc., a Connecticut corporation, (“former Aetna”), and the merger of former Aetna’s financial services and international businesses with a subsidiary of ING Groep N.V. (“ING”) on December 13, 2000. The financial services and international businesses are presented as discontinued operations for 2000, because the Company is the successor of former Aetna for accounting purposes. Refer to Note 15 of Condensed Notes to Consolidated Financial Statements for further discussion of discontinued operations.

Management Additions

In September 2001, the Company further strengthened its management team through the addition of David B. Kelso, Executive Vice President, Administration and Finance. Previously, Mr. Kelso was Executive Vice President, Managing Director and Chief Financial Officer of the Chubb Corporation. The Company also appointed Alan M. Bennett as Senior Vice President and Chief Financial Officer in September 2001. Mr. Bennett had been serving as interim Chief Financial Officer since April 2001.

Consolidated Results

The Company reported a net loss of $54 million for the three months ended September 30, 2001 compared to income from continuing operations of $60 million for the corresponding period in 2000. Net loss per common share for the three months ended September 30, 2001 was $.38, compared to income from continuing operations of $.42 per common share for the corresponding period in 2000.

For the three months ended September 30, 2001, the net loss includes net realized capital gains of $2 million. Income from continuing operations for the three months ended September 30, 2000 includes net realized capital gains of $23 million. Excluding these items, results would have been a net loss of $56 million for the three months ended September 30, 2001, compared to income from continuing operations of $37 million for the corresponding period in 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (Continued)

The Company reported a net loss of $92 million for the nine months ended September 30, 2001 compared to income from continuing operations of $245 million for the corresponding period in 2000. Net loss per common share for the nine months ended September 30, 2001 was $.64, compared to income from continuing operations of $1.71 per common share for the corresponding period in 2000.

For the nine months ended September 30, 2001, the net loss includes a benefit from the reduction of the reserve for loss on discontinued products in the Large Case Pensions business segment of $61 million, net realized capital gains of $64 million and a cumulative effect adjustment of $.5 million related to the Company adopting Financial Accounting Standard No. 133 (Refer to Note 7 in Condensed Notes to Consolidated Financial Statements). Income from continuing operations for the nine months ended September 30, 2000 includes a benefit from the reduction of the reserve for loss on discontinued products in the Large Case Pensions business segment of $95 million and net realized capital gains of $5 million. Excluding these items, results would have been a net loss of $218 million for the nine months ended September 30, 2001, compared to income from continuing operations of $145 million for the corresponding period in 2000.

Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview” in the Company’s second quarter Form 10-Q for information related to the strategic and operational initiatives being implemented by the Company. Also, refer to “Severance and Facilities Charge” and “Goodwill and Other Acquired Intangible Assets” herein for information relating to expected charges in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2001	2000	% Change	2001	2000	% Change

Premiums:

Commercial HMO (1)	$3,569.6	$3,524.8	1.3%	$10,812.9	$10,599.9	2.0%

Medicare HMO	505.1	1,021.5	(50.6)	1,516.7	3,141.6	(51.7)

Other (2)	880.9	888.7	(.9)	2,734.5	2,629.3	4.0

Total premiums	4,955.6	5,435.0	(8.8)	15,064.1	16,370.8	(8.0)

Administrative services contract fees	450.0	471.8	(4.6)	1,365.8	1,439.4	(5.1)

Net investment income	89.7	121.3	(26.1)	296.8	322.7	(8.0)

Other income	27.7	6.4	—	42.5	35.5	19.7

Net realized capital gains	4.7	43.3	(89.1)	97.9	6.9	—

Total revenue	5,527.7	6,077.8	(9.1)	16,867.1	18,175.3	(7.2)

Health care costs	4,434.1	4,746.6	(6.6)	13,605.1	14,198.4	(4.2)

Salaries and related benefits	532.7	595.7	(10.6)	1,665.6	1,786.3	(6.8)

Other operating expenses	537.8	541.6	(.7)	1,554.4	1,654.4	(6.0)

Amortization of goodwill and other acquired intangible assets	101.6	109.5	(7.2)	316.1	327.9	(3.6)

Total benefits and expenses	5,606.2	5,993.4	(6.5)	17,141.2	17,967.0	(4.6)

Income (loss) before income taxes (benefit)	(78.5)	84.4	—	(274.1)	208.3	—

Income taxes (benefit)	(10.7)	46.2	—	(42.7)	121.4	—

Cumulative effect adjustment, net of tax	—	—	—	.5	—	—

Net income (loss)	$(67.8)	$38.2	—%	$(230.9)	$86.9	—%

Net realized capital gains, net of tax (included above)	$3.0	$29.8	(89.9)%	$62.9	$14.5	—%

(1)	Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)	Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

Results

Health Care’s net losses for the three and nine months ended September 30, 2001 reflect decreases of $106 million and $318 million, respectively, from the net income reported for the corresponding periods in 2000. Excluding net realized capital gains, results for the three and nine months ended September 30, 2001 decreased $79 million and $366 million, respectively, compared to the corresponding periods in 2000. During the third quarter of 2001, the Company received proceeds of approximately $20 million, included in other income, related to the sale of certain Medicaid membership. Refer to “Risk Products - Medicaid” for more information on this transaction.

Excluding net realized capital gains and losses as well as amortization of goodwill and other acquired intangible assets, which are mostly non-deductible for income tax purposes, the effective tax rate was 34.2% and 30.9% for the three and nine months ended September 30, 2001, respectively, compared to 36.9% and 36.5% for the corresponding periods in 2000. The decrease primarily reflects a change in the mix of state income taxes that apply to the Company’s results for the three and nine months ended September 30, 2001. This mix of state income taxes depends on where earnings or losses are incurred and the level of such earnings or losses, due to differing tax rates and/or limitations of allowed losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Net realized capital gains for the three months ended September 30, 2001 primarily reflect bond gains resulting from the Company’s rebalancing of its investment portfolio in a declining interest rate environment. Net realized capital gains for the nine months ended September 30, 2001 include a capital gain of $38 million after tax resulting from contingent consideration following the Company’s 1997 sale of its behavioral health subsidiary, Human Affairs International (“HAI”). The Company may earn contingent consideration related to the HAI sale through 2002 and will continue to record capital gains, resulting from such consideration, as they become realizable. Capital gains for the nine months ended September 30, 2001 also include bond gains resulting from the Company’s rebalancing of its investment portfolio and gains resulting from collections of previously charged-off mortgage loans. These gains were partially offset by capital losses resulting primarily from the write-down of certain bonds. Net realized capital gains for the three and nine months ended September 30, 2000 primarily reflect a capital gain of $38 million after tax resulting from contingent consideration related to HAI. During the three and nine months ended September 30, 2000, the Company incurred capital losses when rebalancing its investment portfolio as a result of the then rising interest rate environment, which partially offset the HAI capital gain for both periods.

The operating results discussion that follows segregates medical and dental products offered on a full risk basis (“Risk Products”) from those offered on an employer-funded basis, also known as administrative services contract (“ASC”) Products (“ASC Products”). To provide a comparison that management believes is more reflective of Health Care’s performance, this discussion, including the information presented in the tables, excludes amortization of goodwill and other acquired intangible assets and net realized capital gains in all periods and the cumulative effect adjustment in the nine months ended September 30, 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2001	2000	2001	2000

Operating earnings (losses):

Risk Products	$(24.4)	$47.0	$(149.8)	$188.8

ASC Products	36.5	48.1	111.2	147.5

Total Health Care	$12.1	$95.1	$(38.6)	$336.3

Risk Products

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2001	2000	% Change	2001	2000	% Change

Premiums:

Commercial HMO(1)	$3,569.6	$3,524.8	1.3%	$10,812.9	$10,599.9	2.0%

Medicare HMO	505.1	1,021.5	(50.6)	1,516.7	3,141.6	(51.7)

Other(2)	880.9	888.7	(.9)	2,734.5	2,629.3	4.0

Total premiums	4,955.6	5,435.0	(8.8)	15,064.1	16,370.8	(8.0)

Net investment income	84.5	111.3	(24.1)	277.1	296.9	(6.7)

Other income	23.3	.3	—	28.7	8.5	—

Total revenue	5,063.4	5,546.6	(8.7)	15,369.9	16,676.2	(7.8)

Health care costs	4,434.1	4,746.6	(6.6)	13,605.1	14,198.4	(4.2)

Operating expenses (including salaries and related benefits)	662.8	722.8	(8.3)	1,983.6	2,172.2	(8.7)

Total benefits and expenses	5,096.9	5,469.4	(6.8)	15,588.7	16,370.6	(4.8)

Operating earnings (loss) before income taxes (benefit)	(33.5)	77.2	—	(218.8)	305.6	—

Income taxes (benefit)	(9.1)	30.2	—	(69.0)	116.8	—

Operating earnings (loss)	$(24.4)	$47.0	—%	$(149.8)	$188.8	—%

(1)	Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)	Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

For Risk Products, the operating losses for the three and nine months ended September 30, 2001 reflect decreases of $71 million and $339 million, respectively, from operating earnings in the corresponding periods in 2000. The decrease in results for the three months ended September 30, 2001 reflects lower results for Indemnity, PPO and POS medical products and, to a lesser extent, lower Commercial HMO results. The decline in Indemnity, PPO and POS products was due primarily to the absence in 2001 of favorable development related to a government plan arrangement that occurred in 2000 and higher per member medical costs outpacing per member premium rate increases. Lower results for Commercial HMO products resulted from significantly higher per member medical costs outpacing per member premium rate increases, partially offset by decreases in allocated operating expenses, including salaries and related benefits, resulting from expense reduction initiatives. These decreased results were partially offset by higher results for Medicare HMO products due to an unfavorable development in 2000, not present in 2001, related to the resolution or termination of certain provider contracts, the Company’s exit of a number of Medicare service areas on January 1, 2001 and per member premium rate increases on renewing business, partially offset by significantly higher per member medical costs.

Consistent with the factors noted above, the decrease for the nine months ended September 30, 2001 reflects lower results for Commercial HMO products and lower results for Indemnity, PPO and POS medical products, partially offset by higher results for Medicare HMO products.

Health Care Costs Payable

For Risk Products, health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable are estimated periodically, and any resulting adjustments are reflected in current-period operating results within health care costs. Health care costs payable are based on a number of factors, including those derived from historical claim experience. An extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of these estimates is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at September 30, 2001 would cause these estimates to change in the near term, and such change could be material.

Commercial HMO

Commercial HMO premiums increased $45 million and $213 million for the three and nine months ended September 30, 2001, respectively, when compared to the corresponding periods in 2000. These increases were due to significant premium rate increases (partially offset by a shift in the geographic mix of membership and selection of lower premium plans by customers), partially offset by lower membership.

The Commercial HMO medical cost ratio was 90.1% and 90.5% for the three and nine months ended September 30, 2001, respectively, compared to 87.4% and 86.0% for the corresponding periods in 2000. The increases in 2001 were the result of significantly increased per member medical costs outpacing per member premium increases. Higher per member medical costs were primarily due to higher utilization. While the specific factors vary in importance by local market, the major drivers of the increase in utilization include an increase in physician costs (including primary and specialists), inpatient services, pharmacy, outpatient services (primarily surgical and diagnostic services) and radiology. The Company believes that demographic changes in the mix of age and gender of membership also has contributed to the increase in per member medical costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Medicare HMO

Medicare HMO premiums decreased by $516 million and $1.6 billion for the three and nine months ended September 30, 2001, respectively, when compared to the corresponding periods in 2000. These decreases were due to the Company exiting a number of Medicare service areas on January 1, 2001, which represented approximately 47 percent of the Company’s total Medicare membership at December 31, 2000. These decreases were partially offset by increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services (“CMS”).

The Medicare HMO medical cost ratio for continuing markets (excluding premiums and medical costs relating to Medicare service areas that the Company exited on January 1, 2001) was 92.9% and 93.9% for the three and nine months ended September 30, 2001, respectively, compared to 92.5% and 91.5% for the corresponding periods in 2000. These increases reflect increased per member medical costs which outpaced the increases in supplemental premiums and CMS rate increases. The increases in per member medical costs were primarily a result of higher utilization and, to a lesser extent, unit cost increases mostly due to a shift from capitation to fee-for-service arrangements in certain markets. The Medicare HMO medical cost ratio (for continuing and exited markets combined) was 92.3% and 96.7% for the three and nine months ended September 30, 2001, compared to 99.0% and 96.8% for the corresponding periods in 2000. This medical cost ratio for the three months ended September 30, 2001 reflects favorable changes to prior period medical cost estimates related to the Medicare service areas that the Company exited on January 1, 2001. Medical costs recorded in the nine month period ended September 30, 2001 that relate to services performed in prior periods (costs in excess of related medical cost reserves established at December 31, 2000) totaled approximately $42 million pretax, and relate almost entirely to Medicare service areas that the Company exited on January 1, 2001.

The Company’s Medicare + Choice contracts with the federal government are renewed for a one-year period each January 1. In September 2001, the Company notified CMS of its intent to exit a number of Medicare service areas affecting approximately 105,000 members, or approximately 38% of the Company’s total Medicare membership at September 30, 2001. The medical cost ratio for these Medicare service areas was approximately 100% for the nine months ended September 30, 2001. The termination of these Medicare + Choice contracts will become effective on January 1, 2002.

PHC Reinsurance Agreement

Effective August 6, 1999, the Company and The Prudential Insurance Company of America (“Prudential”) entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential agreed to indemnify the Company from certain health insurance risks that arose following the closing of the Company’s acquisition of the Prudential health care business (“PHC”) by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical cost ratio levels through 2000 for substantially all the acquired medical and dental risk business. The reinsurance agreement ended on December 31, 2000, except that the agreement provides for a period of time during which medical cost reimbursements (as calculated in accordance with the agreement) will be finalized, which is expected to be completed no later than 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

During the nine months ended September 30, 2001, reinsurance recoveries recorded under this agreement were $2 million pretax. There were no reinsurance recoveries during the second or third quarters of 2001. Results were positively impacted by $2 million pretax and $7 million pretax for the three and nine months ended September 30, 2001, respectively, relating to the amortization of the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business. During the three and nine months ended September 30, 2000, reinsurance recoveries under this agreement were $48 million pretax and $94 million pretax, respectively. Results were also negatively impacted by $7 million pretax and $6 million pretax for the three and nine months ended September 30, 2000, respectively, relating to the net amortization of the following: the reinsurance premium paid as part of the acquisition, the fair value adjustment of the reinsurance agreement and the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business recorded as part of the acquisition. Such reinsurance recoveries and net amortization were reflected in health care costs. Refer to Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion.

Medicaid

On August 1, 2001, the Company completed the sale of its New Jersey Medicaid and New Jersey Family Care membership to AmeriChoice. The agreement covers approximately 118,000 New Jersey Medicaid beneficiaries and members of the New Jersey Family Care program for uninsured children and adults. Proceeds from this sale of approximately $20 million pretax are included in other income. The operating results of these markets, which include the proceeds from this sale, were not material to the Company's results of operations for the nine months ended September 30, 2001.

ASC Products

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2001	2000	% Change	2001	2000	% Change

Administrative services contract fees	$450.0	$471.8	(4.6)%	$1,365.8	$1,439.4	(5.1)%

Net investment income	5.2	10.0	(48.0)	19.7	25.8	(23.6)

Other income	4.4	6.1	(27.9)	13.8	27.0	(48.9)

Total revenue	459.6	487.9	(5.8)	1,399.3	1,492.2	(6.2)

Operating expenses (including salaries and related benefits)	407.7	414.5	(1.6)	1,236.4	1,268.5	(2.5)

Operating earnings before income taxes	51.9	73.4	(29.3)	162.9	223.7	(27.2)

Income taxes	15.4	25.3	(39.1)	51.7	76.2	(32.2)

Operating earnings	$36.5	$48.1	(24.1)%	$111.2	$147.5	(24.6)%

For ASC Products, operating earnings decreased $12 million and $36 million for the three and nine months ended September 30, 2001, respectively, compared to the corresponding periods in 2000. The decreases in each period primarily reflect a decrease in ASC fees, resulting primarily from lower membership levels (including the Prudential ASC business serviced through February 2001 under the supplemental fee arrangement), partially offset by higher Commercial HMO fees due to higher membership and rate increases. Results for both periods also reflect decreases in allocated operating expenses, including salaries and related benefits, resulting from expense reduction initiatives related, in part, to the lower membership levels.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

PHC Administrative Services Agreement

Effective August 6, 1999, the Company also agreed to service Prudential’s ASC business following the closing of the Company’s acquisition of PHC. In exchange for servicing the ASC business, Prudential remitted fees received from its ASC members to the Company, as well as paid certain supplemental fees. The supplemental fees were fixed in amount and declined over a period, which ended in February 2001. During the three and nine months ended September 30, 2001, the Company recorded total fees for servicing the Prudential ASC business of approximately $16 million pretax and $65 million pretax, respectively, including supplemental fees of approximately $1 million pretax for the nine months ended September 30, 2001 (there were no supplemental fees in the second or third quarters of 2001). Included in these supplemental fees is amortization related to the above-market compensation component of the ASC supplemental fee arrangement of $7 million pretax for the nine months ended September 30, 2001 (there was no amortization related to the supplemental fee arrangement in the second or third quarters of 2001).

During the three and nine months ended September 30, 2000, the Company recorded total fees for servicing the Prudential ASC business of approximately $86 million pretax and $290 million pretax, respectively, including supplemental fees of approximately $28 million pretax and $112 million pretax, respectively. Included in these supplemental fees is amortization of $2 million pretax and $13 million pretax for the three and nine months ended September 30, 2000, respectively, in connection with the above-market compensation component of the ASC supplemental fee arrangement. Refer to Note 3 of Condensed Notes to Consolidated Financial Statements for further discussion.

Membership

Health Care’s membership was as follows:

	September 30, 2001			September 30, 2000(1)

(Thousands)	Risk	ASC(2)	Total	Risk	ASC(2)	Total

Commercial

HMO(3)	6,990	1,093	8,083	7,763	861	8,624

POS	198	2,840	3,038	340	3,373	3,713

PPO	922	3,153	4,075	813	3,062	3,875

Indemnity	216	1,694	1,910	258	1,944	2,202

Total Commercial Membership	8,326	8,780	17,106	9,174	9,240	18,414

Medicare HMO(4)	274	—	274	619	—	619

Medicaid HMO	17	121	138	127	85	212

Total Health Membership	8,617	8,901	17,518	9,920	9,325	19,245

Dental	5,866	7,816	13,682	6,097	8,035	14,132

(1)	Membership at September 30, 2000 has been restated to include Aetna Global Benefits (which was previously part of former Aetna’s international business) and certain reclassifications have been made to conform to the 2001 presentation.

(2)	Health membership in thousands includes Prudential ASC members that Health Care agreed to service of 85 at September 30, 2001 and 912 at September 30, 2000.

(3)	Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,597 at September 30, 2001 and 1,926 at September 30, 2000.

(4)	Membership in thousands at September 30, 2000 includes approximately 347 Medicare members affected by the Company’s exit of a number of Medicare service areas, effective January 1, 2001.

Total Health membership as of September 30, 2001 decreased by approximately 1.7 million members, compared to September 30, 2000, due to attrition in PHC membership, including Prudential ASC members that the Company agreed to service, and the exit of a number of Medicare service areas on January 1, 2001.

As discussed above, in September 2001, the Company notified CMS of its intent to exit certain Medicare service areas as of January 1, 2002, which would affect approximately 105,000 Medicare members, or approximately 38% of the Company’s total current Medicare membership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Outlook

The Company experienced significantly higher HMO medical costs in the third quarter of 2001 and nine months ended September 30, 2001 compared to the corresponding periods in 2000. Premiums for Risk Products are generally fixed for one-year periods and cost levels in excess of those projected when establishing prices for the Company’s products, such as those experienced in the first nine months of 2001, cannot be recovered in the contract term through higher premiums. As a result, Health Care Risk Products’ results for the remainder of 2001 are expected to continue to be materially adversely affected by medical costs higher than the cost levels reflected in the Company’s pricing.

The Company is continuing to implement its strategic and operational initiatives with the goal of improving the performance of its business. After considering this and other pricing and membership actions taken or to be taken this year, the Company expects an overall Health membership decline of approximately 10% by the end of 2001 compared to year end 2000 membership. These initiatives, including further pricing and other membership actions, are expected to result in further membership declines in 2002 and such additional declines are expected to be material. The Company also is continuing to implement its previously announced actions to reduce work force by approximately 5,000 positions, as well as other cost savings initiatives.

The future performance of the Company in 2002 and beyond will depend in large part on its ability to design and implement its strategic and operational initiatives. If these initiatives do not achieve their objectives, or result in continued increases in medical costs or other adverse affects, the Company’s results in future periods would be materially adversely affected.

The tragic events of September 11, 2001 and their aftermath, including the threat of terrorism, have not had a material financial impact on the Company’s Health operations through September 30, 2001, but could have an impact on the Company’s health business in the future. The Company will continue to monitor the potential impact of these events on its business, including their potential impact on health care utilization and pharmacy costs in future periods.

Refer to “Health Care-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2000 Annual Report on Form 10-K for information regarding other important factors that are expected to continue to affect the Company’s 2001 financial performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2001	2000	% Change	2001	2000	% Change

Premiums:

Life	$266.8	$253.3	5.3%	$789.0	$777.3	1.5%

Disability	62.5	57.2	9.3	198.1	172.8	14.6

Long-term care	16.1	11.5	40.0	45.2	32.6	38.7

Total premiums	345.4	322.0	7.3	1,032.3	982.7	5.0

Administrative services contract fees	7.6	8.1	(6.2)	24.3	26.4	(8.0)

Net investment income	67.9	76.2	(10.9)	224.2	227.9	(1.6)

Other income	1.0	1.0	—	3.0	3.1	(3.2)

Net realized capital gains (losses)	(2.3)	(16.2)	85.8	2.2	(28.2)	—

Total revenue	419.6	391.1	7.3	1,286.0	1,211.9	6.1

Current and future benefits	336.7	287.2	17.2	986.5	901.4	9.4

Salaries and related benefits	18.2	21.8	(16.5)	62.3	61.1	2.0

Other operating expenses	22.7	19.8	14.6	66.2	56.4	17.4

Total benefits and expenses	377.6	328.8	14.8	1,115.0	1,018.9	9.4

Income before income taxes	42.0	62.3	(32.6)	171.0	193.0	(11.4)

Income taxes	11.5	20.9	(45.0)	54.8	65.0	(15.7)

Net income	$30.5	$41.4	(26.3)%	$116.2	$128.0	(9.2)%

Net realized capital gains (losses), net of tax (included above)	$(1.5)	$(10.5)	85.7%	$1.4	$(18.3)	—%

Results

Net income for Group Insurance for the three and nine months ended September 30, 2001 decreased $11 million and $12 million, respectively, compared to the corresponding periods in 2000. Net income for the three and nine months ended September 30, 2001 includes $9 million for life insurance claims resulting from the tragic events of September 11, 2001. Group Insurance expects to pay approximately $35 million pretax ($14 million, net of reinsurance) in life insurance benefits to the beneficiaries of the victims relating to the events of September 11, 2001. As of November 2, 2001 the Company received approximately $13 million from reinsurers related to these claims. Excluding the events of September 11, 2001 and net realized capital gains or losses in all periods, results for the three and nine months ended September 30, 2001 decreased $11 million and $23 million, respectively, compared to the corresponding periods in 2000. The decrease for the three months ended September 30, 2001 is due primarily to an increase in the benefit cost ratio (current and future benefits divided by premiums) as well as a decrease in net investment income. The decrease for the nine months ended September 30, 2001 is due primarily to increases in the benefit cost ratio and operating expenses, and to a lesser extent, a decrease in net investment income. The benefit cost ratios, excluding the events of September 11, 2001, were 93.5% and 94.2% for the three and nine months ended September 30, 2001, respectively, compared to 89.2% and 91.7% for the corresponding periods in 2000.

Net realized capital losses for the three months ended September 30, 2001 reflect capital losses on treasury futures contracts used for duration management, partially offset by bond gains resulting from the Company’s rebalancing of its investment portfolio in a declining interest rate environment. Net realized capital gains for the nine months ending September 30, 2001 primarily reflect collections of previously charged-off mortgage loans, partially offset by capital losses on treasury futures contracts used for duration management and bond losses resulting from the net effect of the Company’s rebalancing of its investment portfolio and the write-down of certain bonds. Net realized capital losses for the three and nine months ended September 30, 2000 primarily reflect the Company’s rebalancing of its investment portfolio in a rising interest rate environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (Continued)

To provide a comparison that management believes is more reflective of Group Insurance’s performance, the operating earnings discussion, including the information presented in the table that follows, excludes the impact of the events of September 11, 2001 and net realized capital gains or losses.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2001	2000	2001	2000

Operating earnings:

Life products	$28.7	$38.5	$89.9	$103.2

Disability and Long-term care products	12.3	13.4	33.9	43.1

Total Group Insurance	$41.0	$51.9	$123.8	$146.3

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products decreased for the three months ended September 30, 2001 compared to the corresponding period in 2000, primarily due to an increase in the benefit cost ratio as a result of a competitive pricing environment and higher mortality experience, as well as a decrease in net investment income due to lower limited partnership income, partially offset by higher income on the long-term bond portfolio due to the Company’s rebalancing of its investment portfolio and higher asset balances. Operating earnings decreased for the nine months ended September 30, 2001 compared to the corresponding period in 2000, primarily due to a decrease in net investment income as a result of lower limited partnership income, partially offset by mortgage loan prepayment fees in the first quarter of 2001, and an increase of 100 basis points in the benefit cost ratio.

Disability and Long-term care Products

Disability and Long-term care products consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the costs of care in private home settings, adult day care, assisted living or nursing facilities. Operating earnings for the three and nine months ended September 30, 2001 decreased primarily due to increases in the benefit cost ratios for Disability products and, to a lesser extent, increases in operating expenses. For the nine months ended September 30, 2001, the decrease in operating earnings was partially offset by an increase in net investment income primarily resulting from an increase in mortgage loan prepayment fees during the first quarter of 2001. The increases in the Disability benefit cost ratios reflect increases in current and future benefits resulting from less favorable reserve developments than those in 2000, partially offset by selective premium rate increases on renewing business. Premiums also increased for Disability products resulting from increased reinsurance activity. Operating earnings for Long-term care products increased for the three and nine months ended September 30, 2001 compared to the corresponding periods of 2000, primarily resulting from decreases in the benefit cost ratios due to an increase in premiums and more favorable claim experience. The increase in premiums for Long-term care products reflects increased enrollment for several large customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (Continued)

Membership

Group Insurance’s membership was as follows:

(Thousands)	September 30, 2001	September 30, 2000

Life products	9,390	9,077

Disability products	2,161	2,209

Long-term care products	129	114

Total	11,680	11,400

Total Group Insurance membership as of September 30, 2001 increased slightly when compared to September 30, 2000. Group Insurance sales increased 337,000 members for the nine months ended September 30, 2001, compared to sales in the corresponding period in 2000. Lapses decreased 40,000 members for the nine months ended September 30, 2001, compared to lapses in the corresponding period in 2000.

Outlook

Excluding the impact of the tragic events of September 11, 2001, the Company projects earnings in 2001 from Group Insurance products to be in the range of $160 million to $165 million due to lower net investment income and a higher benefit cost ratio than in 2000. Group Insurance earnings were $193 million in 2000. The Company also expects membership for Group Insurance to remain flat to slightly higher in 2001 compared to year end 2000.

As noted above, net income includes $9 million for life insurance claims in the third quarter of 2001 related to the tragic events of September 11, 2001. Although through September 30, 2001 these events have not had a material financial impact, the Company will continue to monitor the potential impact of these events and their aftermath, including the threat of terrorism, on its business, including their potential impact on life or disability claims in future periods.

Refer to “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2000 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2001	2000	% Change	2001	2000	% Change

Premiums	$51.5	$34.3	50.1%	$392.8	$111.9	—%

Net investment income	178.2	229.7	(22.4)	586.8	690.4	(15.0)

Other income	8.1	6.2	30.6	18.7	18.8	(.5)

Net realized capital gains (losses)	.8	5.0	(84.0)	(.4)	12.2	—

Total revenue	238.6	275.2	(13.3)	997.9	833.3	19.8

Current and future benefits	219.5	233.4	(6.0)	935.4	721.0	29.7

Salaries and related benefits	4.7	4.1	14.6	13.4	12.9	3.9

Other operating expenses	1.9	1.9	—	5.5	5.9	(6.8)

Reduction of reserve for loss on discontinued products	—	—	—	(94.5)	(146.0)	(35.3)

Total benefits and expenses	226.1	239.4	(5.6)	859.8	593.8	44.8

Income before income taxes	12.5	35.8	(65.1)	138.1	239.5	(42.3)

Income taxes	4.9	12.9	(62.0)	49.2	85.5	(42.5)

Net income	$7.6	$22.9	(66.8)	$88.9	$154.0	(42.3)%

Net realized capital gains (losses), net of tax (included above)	$.5	$3.2	(84.4)%	$(.3)	$8.4	—%

Deposits (not included in premiums above):

Fully guaranteed discontinued products	$1.1	$1.6	(31.3)%	$5.6	$5.4	3.7%

Experience-rated	5.7	6.7	(14.9)	28.2	46.9	(39.9)

Non-guaranteed	138.4	117.6	17.7	346.9	400.9	(13.5)

Total deposits	$145.2	$125.9	15.3%	$380.7	$453.2	(16.0)%

Assets under management:(1)

Fully guaranteed discontinued products				$5,362.1	$5,647.7	(5.1)%

Experience-rated				6,105.1	7,357.4	(17.0)

Non-guaranteed				9,482.1	12,184.1	(22.2)

Total assets under management				$20,949.3	$25,189.2	(16.8)%

(1)	Excludes net unrealized capital gains of $231.6 million at September 30, 2001 and net unrealized capital losses of $108.0 million at September 30, 2000.

Results

Large Case Pensions’ net income for the three months ended September 30, 2001 decreased $15 million compared with the corresponding period in 2000. Excluding net realized capital gains and losses, results for the three months ended September 30, 2001 decreased $13 million compared to the corresponding period in 2000.

Net income for the nine months ended September 30, 2001 decreased by $65 million compared with the corresponding period in 2000. Results include a reduction of the reserve for loss on discontinued products for Large Case Pensions of $61 million for the nine months ended September 30, 2001 primarily as a result of favorable investment performance that included equity gains and mortgage loan prepayment penalty income, as well as favorable mortality and retirement experience. Results for the nine months ended September 30, 2000 include a reduction of the reserve for loss on discontinued products of $95 million primarily as a result of favorable investment performance that included equity gains, as well as favorable mortality and retirement experience. Excluding the discontinued products reserve releases and net realized capital gains and losses, results for the nine months ended September 30, 2001 decreased $23 million compared to the corresponding period in 2000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

The decrease in results for the three and nine month periods ended September 30, 2001 continues to reflect the run off of underlying liabilities and related assets. Premiums increased for the three months ended September 30, 2001, compared to the corresponding period in 2000, primarily due to the funding of an early retirement program by an existing customer. Premiums, along with current and future benefits, increased for the nine months ended September 30, 2001 due to the funding in the second and third quarters of 2001 of the early retirement program, and a transfer of cash, in the second quarter of 2001, from separate accounts to the general account to purchase annuities for another large customer.

Assets under management at September 30, 2001 decreased compared to the corresponding period in 2000, reflecting the continuing run off of liabilities underlying the business. With respect to non-guaranteed assets under management, certain separate account contractholders transferred assets to other funding vehicles during 2001 given the sale of former Aetna’s financial services business.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2001	2000	2001	2000

Scheduled contract maturities and benefit payments(1)	$201.7	$202.4	$709.9	$654.3

Contractholder withdrawals other than scheduled contract maturities and benefit payments	9.3	79.2	111.8	182.6

Participant-directed withdrawals	5.2	9.9	16.2	35.6

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Outlook

Large Case Pensions earnings, excluding results from discontinued products, are projected to be in the range of $30 million to $35 million for 2001. Large Case Pensions assets under management are projected to continue to decline for the remainder of 2001 as a result of the continuing run off of underlying liabilities. In addition, non-guaranteed assets under management are expected to decrease during the remainder of 2001 primarily as a result of certain separate account contractholders, which will be transferring assets to other funding vehicles given the sale of former Aetna’s financial services business.

Refer to “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2000 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”)) in 1993. The Company established a reserve for anticipated future losses on these products based on the present value of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the product obligations.

Results of operations of discontinued products, including net realized capital gains or losses, are credited or charged to the reserve for anticipated losses. The Company’s results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent future losses are less than anticipated.

The factors contributing to changes in the reserve for anticipated future losses are as follows: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain will occur on some contracts if an annuitant retires later than expected (a loss if an annuitant retires earlier than expected).

The results of discontinued products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2001	2000	2001	2000

Interest deficit(1)	$(7.1)	$(1.7)	$(5.6)	$(5.5)

Net realized capital gains (losses)	2.1	(11.5)	20.5	(9.6)

Interest earned on receivable from continuing products	4.2	4.5	13.5	15.1

Other, net	1.9	1.3	9.8	8.8

Results of discontinued products, after tax	$1.1	$(7.4)	$38.2	$8.8

Results of discontinued products, pretax	$1.2	$(11.7)	$56.2	$10.3

Net realized capital gains (losses) from sales of bonds, after tax (included above)	$12.7	$(12.7)	$32.1	$(48.2)

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

Net realized capital gains for the three and nine months ended September 30, 2001 were primarily due to gains on the sale of bonds in a declining interest rate environment, partially offset by capital losses on treasury futures contracts used for duration management and the sale of equity securities. Net realized capital losses for the three and nine months ended September 30, 2000 were primarily due to losses on the sale of bonds in a rising interest rate environment, partially offset by capital gains from the sale of equity securities.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $341 million at September 30, 2001 and $389 million at December 31, 2000, net of related deferred taxes payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption has been included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with a decline in the commercial mortgage loan and real estate portfolios.

The previous years’ actual participant withdrawal experience is used for the current-year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the “Society”). In 1995, the Society published the 1994 Uninsured Pensioner’s Mortality table, which has been used since then.

The Company’s assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liabilities have run off.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2001 was as follows (pretax):

(Millions)

Reserve at December 31, 2000	$999.4

Operating income	13.4

Net realized capital gains	29.2

Mortality and other	13.6

Reserve reduction	(94.5)

Reserve at September 30, 2001	$961.1

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $61 million ($95 million pretax) of the reserve was released in the second quarter of 2001 primarily due to favorable investment performance that included equity gains and mortgage loan prepayment penalty income, as well as favorable mortality and retirement experience. The current reserve reflects management’s best estimate of anticipated future losses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

The discontinued products investment portfolio is as follows:

(Millions)	September 30, 2001		December 31, 2000

Class	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,639.5	66.1%	$3,898.0	69.8%

Loaned securities	48.9	.9	121.1	2.2

Total debt securities	3,688.4	67.0	4,019.1	72.0

Mortgage loans	798.7	14.5	784.1	14.0

Investment real estate	132.3	2.4	129.2	2.3

Equity securities	160.3	2.9	205.5	3.7

Other(1)	724.3	13.2	445.5	8.0

Total	$5,504.0	100.0%	$5,583.4	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $57.8 million at September 30, 2001 and $55.9 million at December 31, 2000 included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2001	2000	2001	2000

Scheduled contract maturities, settlements and benefit payments	$178.4	$198.4	$652.9	$697.7

Participant-directed withdrawals	1.0	2.2	4.7	7.2

Cash required to fund these distributions was provided by earnings as well as maturities and sales of invested assets.

Refer to Note 10 of Condensed Notes to Consolidated Financial Statements and “Total Investments” for additional information.

CORPORATE INTEREST

Effective for 2001, overhead costs previously included in Corporate have been integrated into the business segments and reported in operating expenses, including salaries and related benefits. Corresponding information for 2000 has been restated to reflect this change. Corporate interest expense represents interest incurred on the Company’s long- and short-term debt and is not recorded in the Company’s business segments.

After-tax interest expense was $25 million and $66 million for the three and nine months ended September 30, 2001, respectively, and $43 million and $124 million for the corresponding periods in the prior year. The decrease in interest expense is primarily a result of lower levels of debt as a result of the ING transaction as well as lower short-term rates during 2001, compared to the corresponding period in 2000. Refer to “Liquidity and Capital Resources” for further information regarding the Company’s expected debt levels for the remainder of 2001 and recent ratings actions.

Outlook

Interest expense is expected to continue to decrease for the remainder of 2001, compared to 2000, due to lower levels of debt expected to be outstanding in 2001, compared to 2000. The Company projects interest expense for 2001 to be in the range of $95 million to $100 million after tax.

Refer to “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2000 Annual Report on Form 10-K for information regarding important factors that may materially affect the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SEVERANCE AND FACILITIES CHARGE

In December 2000, the Company recorded a severance and facilities charge of $93 million after tax ($143 million pretax) in connection with the implementation of certain strategic initiatives intended to strengthen the Company’s competitiveness, improve its profitability and concentrate its resources on its core mission as a health care and related benefits company (the “Plan”). This charge included $80 million after tax ($123 million pretax) for severance activities relating to the elimination of approximately 2,400 employee positions (primarily regional sales personnel, customer service, information technology and other staff-area personnel) and $13 million after tax ($20 million pretax) representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, which will be vacated, primarily related to the continued integration of the PHC business. Implementation of the Plan began in December 2000 and will be completed by December 31, 2001. Refer to MD&A contained in the Company’s 2000 Annual Report on Form 10-K for a complete discussion of the strategic initiatives associated with the Plan, as well as the future impact on earnings and cash flows.

The Company eliminated 2,034 positions in the first nine months of 2001, resulting in a reduction of the severance and facilities reserve of approximately $114 million pretax. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for more details on the severance and facilities reserve.

The Company continues to review its administrative cost levels to ensure they are aligned with membership levels and other current and future business requirements. As a result of membership declines during 2001 and further anticipated declines in 2002, the Company expects to take a severance-related charge in the fourth quarter of 2001. The Company has not yet determined the amount of this severance-related charge.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	September 30, 2001	December 31, 2000

Debt securities available for sale	$13,874.9	$13,869.9

Loaned securities	526.7	584.1

Total debt securities	14,401.6	14,454.0

Mortgage loans	2,057.0	2,201.2

Equity securities	190.3	240.1

Other investment securities	327.5	322.4

Investment real estate	344.0	319.2

Other(1)	1,368.3	1,220.7

Total investments	$18,688.7	$18,757.6

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $717.2 million at September 30, 2001 and $667.2 million at December 31, 2000 included in long-term investments on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (Continued)

Debt Securities

Debt securities represented 77% at September 30, 2001 and December 31, 2000 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	September 30, 2001	December 31, 2000

Supporting discontinued products	$3,688.4	$4,019.1

Supporting experience-rated products	2,235.9	2,344.4

Supporting remaining products	8,477.3	8,090.5

Total debt securities(1)	$14,401.6	$14,454.0

(1)	Total debt securities include “Below Investment Grade” Securities of $961 million at September 30, 2001 and $1.1 billion at December 31, 2000, of which 20% both at September 30, 2001 and December 31, 2000 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $376 million at September 30, 2001 and $80 million at December 31, 2000. Of the net unrealized capital gains at September 30, 2001, $142 million relate to assets supporting discontinued products and $76 million relate to experience-rated products.

As discussed above, the substantial majority of the Company’s investment portfolio consists of debt securities and other interest bearing investments. Interest rates in United States financial markets, particularly short-term interest rates, have declined in recent periods. These declines have negatively impacted the level of investment income earned by the Company in recent periods, and such lower levels of investment income would continue if these lower interest rates continue.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	September 30, 2001	December 31, 2000

Supporting discontinued products	$798.7	$784.1

Supporting experience-rated products	570.7	660.4

Supporting remaining products	687.6	756.7

Total mortgage loans	$2,057.0	$2,201.2

During the first nine months of 2001, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 11% at September 30, 2001 and 12% at December 31, 2000 of the Company’s total invested assets.

Problem, restructured and potential problem loans included in mortgage loans were $187 million at September 30, 2001 and $194 million at December 31, 2000, of which 84% supported discontinued and experience-rated products for each period. Specific impairment reserves on these loans were $20 million at September 30, 2001 and $30 million at December 31, 2000. Refer to Note 5 of Condensed Notes to Consolidated Financial Statements for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (Continued)

Risk Management and Market-Sensitive Instruments

The Company manages interest rate risk by seeking to maintain a tight duration band where appropriate, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments that derive their value, at least in part by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. The Company’s use of derivatives is generally limited to managing interest rate and price risk (collectively, market risk). By using derivatives to manage market risk, the Company exposes itself to credit risk and additional market risk. However, when used for hedging, the expectation is that these instruments would reduce overall credit and market risk. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for additional information.

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

The risks associated with investments supporting experience-rated pension, annuity and life products in the Large Case Pensions business are assumed by those contractholders and not by the Company (subject to, among other things, certain minimum guarantees). Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses (refer to “Large Case Pensions — Discontinued Products”).

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of September 30, 2001. Refer to Aetna Inc.’s 2000 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Generally, the Company meets its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and using overall cash flows from premiums, deposits and income received on investments. The Company monitors the duration of its debt securities portfolio (which is highly marketable) and mortgage loans, and executes its purchases and sales of these investments with the objective of having adequate funds available to satisfy the Company’s maturing liabilities. Overall cash flows are used primarily for claim and benefit payments, contract withdrawals and operating expenses.

Cash flows used by operating activities were approximately $180 million for the nine months ended September 30, 2001. Excluding the impact of changes in insurance reserves related to the Large Case Pensions business segment, cash flows used by operating activities were approximately $114 million. Uses of cash reflect approximately $130 million for the funding of expenses accrued at year end 2000 related to discontinued operations and change-in-control related amounts as a result of the sale of the financial services business in late 2000, as well as income tax payments made, offset in part by net reductions in receivables for premiums and pharmacy-related amounts. Refer to the “Consolidated Statements of Cash Flows” for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Dividends

On September 28, 2001, the Company’s Board of Directors (the “Board”) declared an annual cash dividend of $.04 per common share to shareholders of record at the close of business on November 14, 2001, payable on November 30, 2001. The Board reviews the Company’s common stock dividend annually. Among the factors to be considered by the Board in determining the amount of the dividend are the Company’s results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

On February 14, 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell debt securities, from time to time, up to a total of $2 billion, with the amount, price and terms to be determined at the time of the sale. On March 2, 2001, the Company issued $900 million of debt securities under this shelf registration statement consisting of $450 million of 7.375% bonds due in 2006 and $450 million of 7.875% bonds due in 2011. On June 18, 2001, the Company issued, under this shelf registration statement, an additional $700 million of 8.5% bonds due in 2041. Net proceeds from these issuances totaled approximately $1.6 billion and were used to reduce outstanding commercial paper borrowings.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $1 billion. $500 million of the credit facilities terminate in December 2001, and the Company will seek to either extend or replace a portion of this facility. The remaining $500 million of credit facilities terminates in December 2003. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for additional information. The maximum amount of domestic short-term borrowings outstanding during the first nine months of 2001 was $1.9 billion (the Company had an aggregate borrowing capacity under its credit facilities of up to $2.5 billion during this period which it reduced in connection with its recent bond offerings and reduction of short-term borrowings). At September 30, 2001, the Company’s borrowings were $1.8 billion, consisting of $1.6 billion of bonds referred to above and approximately $.2 million of commercial paper. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 15.4% at September 30, 2001. Refer to “Goodwill and Other Acquired Intangible Assets” for additional information relating to a new accounting standard issued by the Financial Accounting Standards Board, which could have a future impact on the Company’s debt to capital ratio.

Common Stock Transactions

The Company’s Board has authorized the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $200 million), subject to periodic reauthorization by the Board. The Company repurchased 2,600,000 shares of common stock at a cost of approximately $96 million during the first quarter of 2001 pursuant to this authorization. The Company repurchased these shares in the open market, primarily to seek to mitigate any dilution resulting from employee option exercises and funded these repurchases by using net proceeds available from the option exercises. The Company ceased share repurchases at the end of the first quarter of 2001. Refer to Note 12 of Condensed Notes to Consolidated Financial Statements for further discussion related to the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

At September 30, 2001, goodwill was $6.6 billion and other acquired intangible assets were $754 million or approximately 66% and 7%, respectively, of consolidated shareholders’ equity. For the nine months ended September 30, 2001, goodwill amortization was $146 million after tax and the amortization of other acquired intangible assets was $109 million after tax. Refer to Note 2 of Notes to Consolidated Financial Statements in Aetna Inc.’s 2000 Annual Report on Form 10-K for more information on goodwill and other acquired intangible assets, including the Company’s current accounting policies related to these assets.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standard No. 142 (“FAS 142”), Goodwill and Other Intangible Assets. This standard, which becomes effective for the Company on January 1, 2002, eliminates goodwill amortization from the income statement and requires an evaluation of goodwill for impairment upon adoption of this standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This standard is effective immediately for all goodwill and intangible assets acquired after June 30, 2001. The Company anticipates that these evaluations will be calculated based on an implied fair value approach, which utilizes a discounted cash flow analysis. Impairment resulting from the initial application of this standard will be classified as a cumulative effect of a change in accounting principle. Subsequent impairments, if any, would be classified as an operating expense. Also, intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement.

The Company is currently evaluating the carrying value of goodwill and intangible assets under this standard. The Company anticipates recording some level of impairment of goodwill in 2002 as a result of adopting this standard; however, the amount of such impairment, which could be material, is unknown at this time and is dependent upon a valuation of the Company’s Health Care business, which is currently in process. The Company also cannot currently predict any corresponding effect that this goodwill impairment will have upon its ratio of debt to total capitalization, or other matters. Although this standard will increase the Company’s results of operations in the future due to the elimination of goodwill amortization from the Company’s income statement, any subsequent impairments, after initial application, would result in a charge, as discussed above. The Company expects that its amortization of intangibles in 2002 will be approximately $90 million after tax and there will be no amortization of goodwill. The Company’s cash flow from operating activities will not be affected directly by this standard.

NEW ACCOUNTING STANDARDS

Refer to Note 1 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT

The “Regulatory Environment” portion of Aetna Inc.’s 2000 Annual Report on Form 10-K contains a discussion of important regulatory issues related to the Company’s businesses.

As described in Aetna Inc.’s 2000 Annual Report on Form 10-K, additional legislation or regulation related to our businesses has been enacted or is being considered by the federal government and many states, and this could adversely impact our businesses. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs that we expect to result from these types of legislation.

For example, versions of Patients’ Bill of Rights legislation (“PBOR”) passed the United States Senate and House of Representatives in July and August 2001, respectively. Either version could expand the Company’s potential exposure to lawsuits. Final legislation could expose the Company to unlimited economic damages, and certain punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as a result of so-called “medical necessity” and other coverage determinations. Due to the events of September 11, 2001, it is unlikely Congress will revisit the PBOR during 2001. However, Congress is likely to convene a conference committee in 2002 to attempt to resolve differences between the Senate and House bills, including such matters as the amount of allowable damages, whether cases would be governed by federal or state law, and whether such actions would be brought in federal or state courts. The Company cannot predict whether a PBOR will be enacted into law or what form any such law might take.

Additionally, the United States Supreme Court has a number of cases before it addressing the preemptive effect of ERISA on state laws. There recently has been state legislative activity in several states that, should it result in enacted legislation that is not preempted by ERISA, could increase our liability exposure and could result in greater state regulation of our operations.

FORWARD-LOOKING INFORMATION/RISK FACTORS

Additional Risk Factors

The tragic events of September 11, 2001 and their aftermath, including the continued threat of terrorism, potentially could increase Health Care utilization and pharmacy costs and Group Insurance life and disability claims, although the Company cannot predict whether any such increases will occur. Through September 30, 2001, these events have not had a material financial impact on the Company’s operations, though the Company’s Group Insurance business includes $9 million after tax in the 2001 third quarter related to life insurance claims, net of reinsurance, associated with the events of September 11, 2001.

Generally lower levels of interest rates on investments, such as those currently being experienced in United States financial markets, have negatively impacted the level of investment income earned by the Company in recent periods, and such lower levels of investment income would continue if these lower interest rates continue.

In addition to the above mentioned risk factors, the “Forward-Looking Information/Risk Factors” portion of Aetna Inc.’s 2000 Annual Report on Form 10-K contains a discussion of other important risk factors related to the Company’s business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Total Investments.”

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Managed Care Class Action Litigation
The Company is involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies.

On October 23, 2000, the Judicial Panel on Multidistrict Litigation transferred a number of these actions to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The actions so consolidated by this and subsequent orders, including actions originally filed in the Florida District Court, include the following actions brought by the named individuals on the indicated dates:

•	Anthony Conte (October 4, 1999)

•	Jo Ann O’Neill (October 7, 1999; by amendment dated November 9, 1999, Lydia K. Rouse and Danny E. Waldrop joined as additional plaintiffs)

•	Jeanne E. Curtright (October 28, 1999)

•	Raymond D. Williamson, III (November 22, 1999, and a second case was filed in the Florida Federal Court on June 23, 2000)

•	Michael V. Amorosi (December 3, 1999)

•	Eugene Mangieri, M.D. (January 19, 2000)

•	H. Robert Harrison, M.D., Martin Moran, M.D., Lance R. Goodman, M.D., Sandy Springs Pediatrics & Adolescent Medicine, P.C., Pediatric Infectious Disease Associates, LLC, American Medical Association, and Medical Association of Georgia (February 16, 2000 naming Company defendants, and April 18, 2000 naming Prudential defendants)

•	Jennifer McCarron and Ira S. Schwartz (April 11, 2000)

•	John Romero and Catherine Romero (May 22, 2000)

•	Jo Ann O’Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000)

•	Glenn O’Brien and Christopher Gallagher (August 7, 2000)

•	Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000); Charles B. Shane, M.D., H. Robert Harrison, M.D., Eugene Mangieri, M.D., Jeffrey Book, D.O., Dennis Breen, M.D., Edward L. Davis, D.O., Lance R. Goodman, M.D., Glenn L. Kelly, M.D., Leonard J. Klay, M.D., Kevin Molk, M.D., Martin Moran, M.D., Manuel Porth, M.D., Thomas Backer, M.D., David Boxstein, M.D., Navid Ghalambor, M.D., Susan Hansen, M.D., Andres Taleisnik, M.D., Julio Taleisnik, M.D., Roger Wilson, M.D., California Medical Association, Denton County Medical Association, Denton County (March 26, 2001) (Shane Amended Complaint)

•	Douglas Chapman (September 7, 2000)

•	Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. (February 15, 2001)

•	Connecticut State Medical Society (February 15, 2001)

Item 1. Legal Proceedings. (Continued)

The plaintiffs in the Conte, O’Neill, Williamson, Amorosi, McCarron, Romero, O’Brien and Chapman cases (together with Curtright, the “Subscriber Cases”) seek to represent purported nationwide classes of current and former members of the Company’s health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O’Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company moved to dismiss the amended complaint on August 13, 2001. The motion to dismiss has been fully briefed for the Florida Federal Court. On September 29, 2000, plaintiffs moved for class certification. The class certification motion has been fully briefed, and the Florida Federal Court heard argument on that motion on July 24, 2001.

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

The Shane, Mangieri, Harrison, McIntosh and Connecticut State Medical Society cases (together with the Borrero, New York State Medical Society and American Dental Association cases described below) together comprise the “Provider Cases.” The amended Shane action is brought against Aetna Inc. and a number of other managed care companies. The Mangieri action is brought against Aetna Inc. and two other managed care companies. The Harrison actions are brought against Aetna Inc., Prudential and a number of other managed care companies. The McIntosh and Connecticut State Medical Society actions are brought against an indirect subsidiary of Aetna Inc.

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

The Provider Cases seek to represent purported nationwide classes of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. In addition, the Harrison actions seek to represent a class of Georgia physicians. The Shane plaintiffs seek to represent a purported national subclass of physicians to the extent that each such physician has a claim against each respective defendant which claim that physician is not bound to arbitrate as to various state law claims. The Shane plaintiffs also seek to represent a similar subclass of California physicians with respect to claims asserted under California’s unfair trade practices statute.

Item 1. Legal Proceedings. (Continued)

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

On June 25, 2001, the United States Court of Appeals for the Eleventh Circuit (the “Appeals Court”) issued an order staying the Provider Cases pending before the Florida Federal Court while the Appeals Court considers an appeal taken by other defendants of an order of the Florida Federal Court concerning the effect of arbitration clauses contained in contracts between certain individual plaintiffs and the appellants.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. Trial is scheduled for June 7, 2002. Defendants intend to continue to defend this action vigorously.

On August 15, 2001, the Medical Society of the State of New York and Edgar Borrero, M.D., Albert M. Ellman, M.D. and Robert Scher, M.D. filed separate complaints against Aetna Inc. and two subsidiaries in the Supreme Court of New York for New York County. The New York Medical Society complaint seeks declaratory and injunctive relief based upon alleged violations of the New York unfair trade practices law, prompt payment law and public health law. The purported class action complaint filed by the physicians seeks relief based upon breach of contract and violations of the New York deceptive trade practices law, prompt payment law and public health law. The Company removed both cases to the United States District Court for the Southern District of New York and has requested the Judicial Panel on Multidistrict Litigation to transfer these cases to the Florida Federal Court for consolidated pretrial proceedings with the other Provider Cases. On October 25, 2001, these cases were conditionally transferred to the Florida Federal Court. Each of these actions is in the preliminary stages, and the Company intends to continue to defend each action vigorously.

Item 1. Legal Proceedings. (Continued)

On August 15, 2001, the American Dental Association and James B. Swanson, D.D.S. and Michael B. Dayoub, D.D.S. filed a class action complaint in the United States District Court for the Northern District of Illinois against Aetna Inc. and two subsidiaries. The complaint alleges in substance that the Company paid out-of-network dental providers less than billed charges for services provided to health plan members and used inappropriate methodology in determining the amounts paid for dental services provided to members. The complaint seeks relief based upon breach of contract, trade libel and tortious interference with existing and prospective business. The Company requested the Judicial Panel on Multidistrict Litigation to transfer this case to the Florida Federal Court for consolidated pretrial proceedings with the other Provider Cases. On September 13, 2001, this case was conditionally transferred to the Florida Federal Court, and the plaintiffs have not opposed that transfer. This action is in the preliminary stages, and the Company intends to continue to defend it vigorously.

NYLCare Texas Sale
On March 30, 2001, Health Care Service Corporation (“HCSC”) provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that Aetna Inc. failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. Aetna Inc. believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001, transmitted an answer denying the material allegations. The parties have selected arbitrators, and discovery has begun. Arbitration hearings in this matter currently are scheduled to begin late in the second quarter of 2002. Aetna Inc. intends to continue to defend this matter vigorously.

Other Litigation and Regulatory Proceedings
The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health care business. Some of these other lawsuits are purported to be class actions.

In addition, the Company’s business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been heightened review by these regulators of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As the largest national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during 2001. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

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

Item 5. Other Information.

(a)	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

		Years Ended
		December 31,
	Nine Months Ended
Aetna Inc.	September 30, 2001	2000	1999	1998	1997	1996

Ratio of Earnings to Fixed Charges	0.60	0.89	3.31	3.89	4.41	0.86

Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends(1)	0.60	0.89	2.81	2.87	3.24	0.68

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the years ending December 31, 1996, 1997, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, “earnings” represent consolidated earnings (loss) from continuing operations before income taxes (benefits), cumulative effect adjustments and extraordinary items plus fixed charges. “Fixed charges” consists of interest expense (and the portion of rental expense deemed representative of the interest factor).

Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0, was approximately $67 million for the nine months ended September 30, 2001.

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

Item 5. Other Information. (Continued)

(b)	Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company follow:

Rating Agencies

Moody's
			Investors	Standard
	A.M. Best	Fitch**	Service	& Poor's

Aetna Inc. (senior debt)

August 7, 2001	*	BBB+	Baa2	BBB
November 6, 2001(1)	*	BBB+	Baa2	BBB

Aetna Inc. (commercial paper)

August 7, 2001	*	F2	P2	A2
November 6, 2001	*	F2	P2	A2

Aetna Life Insurance Company (claims paying/financial strength)

August 7, 2001	A-	A+	A2	A-
November 6, 2001(1)	A-	A+	A2	A-

*	Nonrated by the agency.

**	Formerly known as Duff & Phelps.

(1)	Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-negative. Moody’s has the Aetna Inc. senior debt and ALIC ratings under review for possible downgrade. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

(c)	Other Matters

On September 28, 2001, Joseph P. Newhouse, Ph.D. was appointed to the Aetna Inc. Board of Directors. Dr. Newhouse is the John D. MacArthur Professor of Health Policy and Management at Harvard University.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2001 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated November 6, 2001.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc. Registrant

Date: November 6, 2001	By /s/ Alan M. Bennett Alan M. Bennett Senior Vice President and Chief Financial Officer (Chief Accounting Officer)

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2001 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated November 6, 2001.