Form 10-K405
period 2001-12-31
AETNA INC /PA/
filed 2002-02-25
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2001

Commission File Number 001-16095

Aetna Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Farmington Avenue, Hartford, Connecticut 06156 (Address of principal executive offices) (ZIP Code)	(860) 273-0123 (Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2002 was $4,974,475,686.

As of January 31, 2002, 144,720,480 shares of the registrant’s Common Stock $.01 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2001 Annual Report to Shareholders (the “Annual Report”). (Parts I, II and IV)

Portions of the registrant’s proxy statement for its 2002 Annual Meeting to be filed on or about March 22, 2002 (the “Proxy Statement”). (Parts III and IV)

PART I
Item 1. Business.
A. Organization of Business
B. Financial Information about Segments
C. Description of the Business
1. Health Care
2. Group Insurance
3. Large Case Pensions
4. Total Investments
5. Other Matters
a. Regulation
b. NAIC IRIS Ratios
c. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
d. Trademarks
e. Ratings
f. Miscellaneous
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
EXECUTIVE OFFICERS OF AETNA INC.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.*
INDEX TO FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT 10.14
EXHIBIT 10.16
EXHIBIT 10.17
EXHIBIT 10.26
EXHIBIT 10.31
EXHIBIT 12
EXHIBIT 13
EXHIBIT 21
EXHIBIT 23
EX-24.1: POWER OF ATTORNEY
EX-24.2: POWER OF ATTORNEY

PART I

Item 1. Business.

A. Organization of Business

Aetna Inc. (a Pennsylvania corporation) and its wholly owned subsidiaries (collectively, the “Company”) constitute one of the nation’s largest health benefits companies, based on membership as of December 31, 2001. Prior to December 13, 2000, the Company (formerly Aetna U.S. Healthcare Inc.) was a subsidiary of a Connecticut corporation named Aetna Inc. (“former Aetna”). On December 13, 2000, former Aetna spun the Company off to its shareholders and, as part of the same transaction, the remaining entity, which contained former Aetna’s financial services and international businesses, was merged into a subsidiary of ING Groep N.V. (“ING”) (collectively, the “Transaction”). Refer to Note 19 of Notes to Consolidated Financial Statements for further information, which is incorporated herein by reference to the Annual Report. Aetna Inc. was incorporated in Pennsylvania in 1982 under the name of United States Health Care Systems, Inc.

At December 31, 2001, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. The principal products included in these segments are:

Health Care:

Health and dental benefit products (including health maintenance organization, point-of-service, preferred provider organization and indemnity products)

Group Insurance:

Group insurance products (including life, disability and long-term care insurance products)

Large Case Pensions:

Retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans

During the first quarter of 2001, the Company reorganized its internal organization for making operating decisions and assessing performance. Accordingly, the Company began reporting Group Insurance, which previously was included in the Health Care segment under the product grouping “Group Insurance and Other Health”, as a separate segment.

For important information regarding the Company’s Turnaround initiatives, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), which is incorporated herein by reference to the Annual Report.

B. Financial Information about Segments

Required financial information by business segment is set forth in Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report. Segment financial information for 2000 and 1999 has been restated to reflect the Company’s current business segments as discussed above. Refer to Note 2 of Notes to Consolidated Financial Statements in the Annual Report for information concerning certain allocations used in preparing such information for 2000 and 1999 due to the Transaction.

C. Description of the Business

1. Health Care

Products and Services

Health Care consists of health and dental plans offered on both a full risk basis, where the Company assumes all or a majority of the risk for health and dental care costs, (also referred to as “Risk Products”) and an employer-funded basis, where the plan sponsor under an administrative services contract, and not the Company, assumes all or a majority of this risk (also know as “ASC products”). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products.

The following table summarizes premiums, ASC fees and other income for Risk and ASC products for the years ended December 31:

(Millions)	2001	2000	1999 (1)

Risk Products	$19,972.5	$21,756.2	$17,199.3

ASC Products	1,821.4	1,938.7	1,659.0

Total Health Care	$21,793.9	$23,694.9	$18,858.3

(1)	Includes results of PHC since August 6, 1999.

Under full risk plans, the Company charges a premium and under employer-funded plans, the Company charges a fee for administrative and claim services.

The Company’s strategy involves providing distinctive, consumer-oriented products and services to members in targeted markets. As a result, the Company changed its customer market approach during 2001, which is designed to:

•	Refocus the Company’s strategy for customers in the small business market (generally, cases with 50 or less employees) to be much more selective in the products the Company offers and the business it underwrites. The Company does not intend to exit the health small business market, but will target markets that meet its competitive and financial criteria.

•	Increase the Company’s focus on customers and growth opportunities in the middle market (generally, cases with greater than 50 but less than 3,000 employees), including many multi-state cases with needs compatible with the Company’s competitive capabilities.

•	Increase the percentage of national accounts (generally, cases with greater than 3,000 employees) and middle market customers with employer-funded plans. This would increase the relative proportion of employer-funded customers as compared to Risk accounts.

The Company believes that this customer market approach will better enable it to provide consumers with a wider range of product choices (including more open access products), respond to market changes and can make it easier for members to access health care benefits by making service simpler and more efficient. The Company also intends to add value by providing members and their physicians with information that helps them improve the quality of health care.

The principal commercial health products, offered both on a full risk and employer-funded basis, are described below:

HMO plans offer comprehensive managed care benefits generally through participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company’s HMOs, he or she selects a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. Preventive care is emphasized in these plans. Commencing January 1, 2001, the Company began offering an open access HMO plan in certain markets that provides for the full range of benefits available to HMO members without the requirements of PCP selection or PCP referrals. The Company offers HMO plans with varying levels of copayments which result in different levels of premium rates. Commercial HMO membership totaled 6.3 million as of December 31, 2001, 6.7 million as of December 31, 2000 and 7.1 million as of December 31, 1999. Refer to MD&A — HealthCare — Outlook in the Annual Report for information concerning anticipated declines in membership levels.

POS plans blend the characteristics of HMO and indemnity plans. Members can have comprehensive HMO-style benefits through participating network providers with minimum out-of-pocket expense (copayments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. Commencing January 1, 2001, the Company began offering an open access POS plan in certain markets that provides these HMO-style benefits without PCP selection or referral. POS membership totaled 4.5 million as of December 31, 2001, 5.6 million as of December 31, 2000 and 6.2 million as of December 31, 1999.

PPO plans offer the member the ability to select any health care provider, with benefits paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and copayments or coinsurance, with member cost sharing limited by out-of-pocket maximums. PPO membership totaled 4.1 million as of December 31, 2001, and 4.0 million as of December 31, 2000 and 1999.

During 2001, the Company also introduced Aetna Health Fund, a consumer-directed health plan that combines traditional PPO coverage with an accumulating benefit account, allowing members greater flexibility in utilizing a portion of their benefit dollars.

Indemnity plans offer the member the ability to select any health care provider for covered services. Some managed care features may be included in these plans, such as inpatient precertification, disease management programs and benefits for preventive services. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. Indemnity membership totaled 1.9 million as of December 31, 2001, 2.2 million as of December 31, 2000 and 2.8 million as of December 31, 1999.

In addition to Commercial health products, in select markets the Company also offers coverage for Medicare beneficiaries and individuals eligible for Medicaid benefits, and participates in subsidized children’s health insurance programs. Such coverages include the following:

Through annual contracts with the Centers for Medicare and Medicaid Services (“CMS”), the Company’s HMOs offer coverage for Medicare-eligible individuals in certain geographic areas through the Medicare + Choice program. Generally, services must be obtained through participating network providers, with the exception of emergency and urgent care. Members historically have received enhanced benefits over standard Medicare fee-for-service coverage, including vision, hearing and pharmacy coverage. These Medicare plans are offered on a full risk basis. Medicare membership totaled .3 million as of December 31, 2001, .5 million as of December 31, 2000 and .7 million as of December 31, 1999.

As of January 1, 2002, the Company exited a number of Medicare service areas affecting approximately 95,000 members or approximately 37% of the Company’s total Medicare membership at December 31, 2001. In addition, the Company had exited certain unprofitable Medicare markets effective January 1, 2001 and 2000. The Company continues to review the profitability of its remaining Medicare business. Refer to MD&A — Medicare HMO in the Annual Report for additional information.

The Company has contracts with some state and local agencies to offer coverage for individuals eligible for Medicaid and subsidized children’s health insurance programs. Benefits are determined by the contracting agencies. This coverage is offered on a full risk basis. Membership in these programs totaled .2 million as of December 31, 2001 and .2 million as of December 31, 2000 and 1999.

On August 1, 2001, the Company completed the sale of its New Jersey Medicaid and New Jersey Family Care membership to AmeriChoice. The agreement covered approximately 118,000 New Jersey Medicaid beneficiaries and members of the New Jersey Family Care program for uninsured children and adults. Refer to MD&A — Medicaid Sale in the Annual Report for additional information.

The Company offers a variety of other health care coverages either as supplements to health products or as stand-alone products. Such coverages, which are offered on a full risk or employer-funded basis, include indemnity and managed dental plans, prescription drug, vision and behavioral health programs. The Company is the nation’s third largest provider of dental coverage at December 31, 2001. Dental membership totaled 13.5 million as of December 31, 2001, 14.3 million as of December 31, 2000 and 15.3 million as of December 31, 1999.

Provider Networks

General

The Company contracts with physicians, hospitals and other health care providers for services provided to its health plan members. The participating providers in the Company’s networks are independent contractors and are neither employees nor agents of the Company.

The Company uses a variety of techniques designed to help reduce the utilization of unnecessary medical resources and maintain affordability of care. In addition to contracts with health care providers for negotiated rates, these techniques include the development and implementation of standards for the appropriate utilization of health care resources and working with health care providers to review data in order to help them improve consistency and quality. The Company also has a variety of disease management programs related to specific conditions such as asthma, diabetes, congestive heart failure and lower back pain.

At December 31, 2001, the Company had approximately 510,000 health care providers participating in its networks nationwide, including more than 315,000 physicians and more than 3,300 hospitals.

Contracting

Primary Care Physicians

The Company compensates primary care physicians (“PCPs”) on both a capitated and fee-for-service basis, with capitation generally limited to HMO and POS products. The Company has also eliminated or reduced the use of capitation arrangements in many areas. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member. In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule.

Hospitals

The Company typically enters into contracts that provide for all-inclusive per diem and per case rates, with fixed rates for ambulatory surgery and emergency room services. The Company has some hospital contracts that pay a percentage of billed charges.

The Company’s plans often require precertification or notification of elective admissions and monitoring of the length of hospital stays. Participating physicians generally admit their HMO and POS patients to participating hospitals using referral procedures that direct the hospital to contact the Company’s patient management unit, which confirms the patient’s membership status while obtaining pertinent data. This unit also coordinates related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or “catastrophic” cases is provided by a special case unit.

Specialist and Ancillary Services

Specialist physicians participating in the Company’s networks are generally reimbursed at contracted rates per visit or procedure.

The Company’s HMO and POS plans typically employ capitated payment arrangements for most mental health, substance abuse and free standing laboratory services.

Integrated Delivery Systems and Delegated Arrangements

The Company has developed contractual relationships with independent practice associations, integrated delivery systems and other third parties for the provision of certain health care services. Under some of these arrangements, the Company pays a fixed, per member fee or a percentage of premium and may delegate to the third party associated claim processing, utilization management and/or provider relations activities. Most providers participating in these arrangements have agreed to look solely to the third party for payment, but in the event the third party fails to pay the Company may be exposed to demands for reimbursement. The majority of behavioral health services utilized by the Company’s members are provided under such arrangements.

Quality Assessment

The Company’s quality assessment programs begin with the initial review of providers. Each physician’s license, education and work history is reviewed by the Company or in some cases the physician’s affiliated group or organization. A committee of participating physicians in each geographical area reviews this information before physicians can participate in the network. Participating physicians also periodically undergo a recredentialing process. Participating hospitals are required to have CMS and Joint Commission on Accreditation of Healthcare Organizations accreditation.

Recredentialing of PCPs covers many aspects of patient care, which may include an analysis of member grievances filed with the Company, on-site interviews, member surveys, and analysis of drug prescription and other utilization patterns. Committees, composed of a peer group of participating private physicians, review participating PCPs being considered for recredentialing.

The Company also offers quality and outcome measurement programs, quality improvement programs and health care data analysis systems to providers and purchasers of health care.

The Company seeks accreditation for most of its HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of HMOs and other managed care plans. NCQA accreditation is a nationally recognized standard. As of December 31, 2001, approximately 92.7% of the Company’s HMO members participated in HMOs that had received accreditation by the NCQA.

The Company seeks accreditation for its PPO-based and other products from the American Accreditation Healthcare Commission (“URAC”), a national organization founded in 1990 to establish standards for the managed care industry. Purchasers and consumers look to URAC’s accreditation as an indication that a managed care organization has the necessary structures and processes to promote high quality care and preserve patient rights. In addition, regulators in over half of the states recognize URAC’s accreditation standards in the regulatory process. Aetna Inc. and Aetna Life Insurance Company (“ALIC”) have received URAC accreditation extending through May 1, 2002.

Principal Markets and Sales

Total Commercial, Medicare and Medicaid HMO, POS, PPO and Indemnity membership (“Health membership”) is widely dispersed throughout the United States. The Company offers a wide array of benefit plans, many of which are available in all 50 states.

ASC products are available in all 50 states. Depending on the product, the Company markets to a range of customers from small employer groups to large, multi-site national accounts.

The following table presents total Health membership by region and funding arrangement, at December 31:

	2001 (1)			2000 (2)			1999 (3) (4)

(Thousands)	Risk	ASC	Total	Risk	ASC	Total	Risk	ASC	Total

Northeast	1,709	1,275	2,984	2,180	1,348	3,528	2,319	1,425	3,744

Mid-Atlantic	1,512	1,491	3,003	1,848	1,613	3,461	2,098	1,648	3,746

Southeast	1,373	1,443	2,816	1,676	1,569	3,245	1,874	1,824	3,698

North Central	1,065	2,165	3,230	1,251	2,317	3,568	1,281	2,379	3,660

Southwest	1,179	1,228	2,407	1,350	1,320	2,670	1,934	1,427	3,361

West	1,365	1,286	2,651	1,579	1,223	2,802	1,533	1,313	2,846

Other	73	6	79	63	—	63	—	—	—

Total Health Membership	8,276	8,894	17,170	9,947	9,390	19,337	11,039	10,016	21,055

(1)	Membership in thousands includes 95 Medicare members affected by the Company’s exit of a number of Medicare service areas, effective January 1, 2002.

(2)	Membership in thousands includes 260 Medicare members affected by the Company’s exit of a number of Medicare service areas, effective January 1, 2001 and 878 Prudential ASC members, which Health Care agreed to service.

(3)	Membership in thousands includes 509 Risk and 56 ASC members of the NYLCare Texas operations sold on March 31, 2000.

(4)	Membership in thousands includes 5,093 PHC members, including 1,688 Prudential ASC members which Health Care agreed to service.

For membership composition of Health Care’s products by funding arrangement, refer to MD&A — Health Care — Membership in the Annual Report.

Both Risk and ASC products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of coverages, from which the employee makes his or her selection during a designated annual open enrollment period. Employers pay all or a portion of the monthly premiums, and employees, through payroll deductions, pay any premium not paid by their employer.

Within Risk products, Medicare coverage is sold on an individual basis as well as through employer groups to their retirees. Medicaid and subsidized children’s health insurance programs are marketed to individuals rather than employer groups.

Health Care products are sold primarily through the Company’s sales personnel, who frequently work with independent consultants and brokers who assist in the production and servicing of business. Sales representatives also sell to employers on a direct basis. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. Marketing and sales efforts are promoted by an advertising program which includes television, radio, billboards and print media, supported by market research and direct marketing efforts.

Health Pricing

For full risk Commercial plans, customer contracts are generally established in advance of the policy period, typically for a duration of one year. In determining the premium rates to be charged to the customer, prospective, experience-rated and retrospective rating methodologies may be used. Some states may prohibit the use of one or more of these rating methods, including for particular business segments, such as small employer groups.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs cannot be recovered in the current policy year; however, prior experience for a product in the aggregate is considered, among other factors, in determining premium rates for future periods. Where required by law, the Company establishes premium rates prior to contract inception, without regard to actual utilization of services incurred by individual members, using one of three approved community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under the “traditional community rating” method, a plan establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under the “community rating by class” method, a plan establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and sex. Under the “group specific community rating” method, a plan establishes premium rates based in part on its revenue requirements for providing services to the group. State laws, in some of the states in which the Company operates plans, require the filing with and approval by the state of plan premium rates. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be affected if the premium rates requested by the Company are not approved or are adjusted downward by state regulators.

Under retrospective rating, a premium rate is determined at the beginning of the policy period. After the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than those expected) then a refund may be credited to the policy. If the experience is negative, then the resulting deficit may, in certain instances, be recovered through contractual provisions; otherwise the deficit is considered in setting future premium levels. If a customer elects to terminate coverage, these deficits generally cannot be recovered. Retrospective rating is often used for PPO-based, employer-funded plans which cover more than 300 lives.

Premium rates generally for “experience-rated” plans give consideration to the plan sponsors’ historical and anticipated claim experience. With regard to small employer groups, however, the group may not be large enough for the use of experience rating to be appropriate, and another rating method is used.

The Company has contracts with CMS to provide HMO Medicare+Choice coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these annual contracts, CMS pays the HMO at a capitated rate based on membership and is adjusted for demographic factors and a user fee. Inflation, changes in utilization patterns and benefit plans, demographic factors such as age and sex, and both local county and national fee for service average per capita Medicare costs are considered in the rate calculation process. Amounts payable under Medicare risk arrangements are subject to annual unilateral revision by CMS. In addition to premiums received from CMS, most of the Medicare products offered by the Company require a supplemental premium to be paid by the member. Under Medicare risk arrangements, the Company assumes the risk of higher than expected medical expenses. Medicare contracts generate higher per member per month revenues, but also generate higher per member per month medical expenses, than Commercial plans.

The Company also has HMO contracts with a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit, which can result in retroactive and prospective premium adjustments.

The Company has contracts with state and local agencies in Washington and Pennsylvania to provide full risk health benefits to persons eligible for Medicaid and/or subsidized children’s health insurance program benefits. These contracts are generally for a period of one to three years. The Company receives a fixed monthly payment based on membership in return for the coverage of health care services. The rates are subject to periodic unilateral revision by the contracting agencies. The Company assumes the risk of higher than expected medical expenses.

Contracts with plan sponsors to provide administrative services for employer-funded plans are generally for a period of one year. Some of the Company’s contracts include guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that claim expenses to be incurred by plan sponsors will fall within a certain range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum at risk is typically 10% - 30% of fees for the customer involved.

Competition

Competition in the health care industry is intense, primarily due to a large number of competitors, aggressive marketing and pricing, and a proliferation of competing products, including new products developed in an effort to contain health care costs for employers and open access products. New entrants into the marketplace as well as significant consolidation within the industry have contributed to the intense competitive environment.

The Company believes that the most significant factors that distinguish competing health plans are quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability and the geographic scope of provider networks, and the providers available in such networks and managed care programs (including NCQA accreditation status). The Company believes that it is competitive in each of these areas. The ability to increase the number of persons covered by the Company’s plans or to increase revenues is affected by competition in any particular area. In addition, the ability to increase the number of persons enrolled in Risk products is affected by the desire and ability of employers to self fund their health coverage. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Within Risk products, the Company competes with local and regional managed care plans, in addition to managed care plans sponsored by large health insurance companies and Blue Cross/Blue Shield plans. Additional competitors include other types of medical and dental provider organizations, various specialty service providers, integrated health care delivery organizations, and in certain plans, programs sponsored by the federal or state governments.

With regard to ASC plans, the Company competes primarily with other commercial insurance companies and third party administrators.

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Health Care’s business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A-Health Care-Outlook in the Annual Report.

2. Group Insurance

Principal Products

Group Insurance consists primarily of the following:

Group Life Insurance consists principally of renewable term coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term coverage and spouse and dependent coverages are available. Group universal life and accidental death benefit coverages are also available. Group life insurance is offered on an insured basis. Group life insurance membership totaled 9.2 million as of December 31, 2001 and 9.4 million as of December 31, 2000 and 1999.

Group Disability Insurance provides coverage for disabled employees’ income replacement benefits for both short-term disability and long-term disability. The Company also offers disability products with additional case management features. Group disability insurance is offered on both an insured and employer-funded basis. Group disability insurance membership totaled 2.1 million as of December 31, 2001 and 2000 and 2.3 million as of December 31, 1999.

Long-Term Care Insurance provides coverage for long-term care expenses in a nursing home, adult day care or home setting. Long-term care insurance is offered primarily on an insured basis. Coverage is available on both a service reimbursement and indemnity basis. Long-term care insurance membership totaled .1 million as of December 31, 2001, 2000 and 1999.

Group insurance members may utilize more than one Company product and have been counted in membership totals for each.

Principal Markets and Sales

Products offered by Group Insurance are available in 49 states (Group Insurance products are not offered in New Mexico) as well as Guam, Puerto Rico and Canada. Depending on the product, the Company markets to a range of customers from small employer groups to large, multi-site national accounts.

Group Insurance products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of coverages, from which the employee makes his or her selection during a designated annual open enrollment period. Employers may pay all or a portion of the monthly premiums, and employees, through payroll deductions, pay any premium not paid by their employer.

Group Insurance products are sold primarily through the Company’s sales personnel, who frequently work with independent consultants and brokers who assist in the production and servicing of business. Sales representatives also sell to employers on a direct basis. For large plan sponsors, independent consultants and brokers are frequently involved in employer plan selection decisions and sales. Marketing and sales efforts are promoted by an advertising program that may include television, radio, billboards and print media, supported by market research and direct marketing efforts.

Pricing

For full risk Group Insurance Plans, customer contracts are generally established in advance of the policy period, for a duration of one, two or three years. In determining the premium rates to be charged to the customer, prospective and retrospective rating methodologies are used.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in mortality or morbidity costs cannot be recovered in the current policy period, however, prior experience for the specific customer and/or the product in aggregate is considered, among other factors, in determining premium rates for future policy periods.

Under retrospective rating, a premium rate is determined at the beginning of a policy period. After the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than expected) then a refund may be credited to the policy. If the experience is negative, then the resulting deficit is considered in setting future premium levels; otherwise, in certain circumstances, the deficit may be recovered through contractual provisions. Such deficits may be used as offsets against refund credits that develop for future policy periods. If a customer elects to terminate coverage, these deficits generally cannot be recovered. Retrospective rating is most often used for insured employer funded plans that cover more than 300 lives.

Competition

For the group insurance industry, the Company believes that the most significant factors which distinguish competing companies are price, quality of service, comprehensiveness of coverage, and product array and design. Specialty carriers have increased market penetration in the life and disability business. The deeply penetrated group life market remains highly competitive.

Reinsurance

The Company uses reinsurance agreements with nonaffiliated insurers for Group Insurance products to control its exposure to large losses and certain other risks. The Company maintains catastrophic life reinsurance (covering life, accidental death and dismemberment, disability and long-term care products), that provides protection against accidents involving five or more covered lives. For life products, there is an excess individual amount arrangement that provides protection against large claims. For disability products, certain reinsurance arrangements have been established to reflect the circumstances of the specific disability risks. These include an overall excess individual amount arrangement, quota share treaties on selective large cases, and facultative treaties on a case by case basis. In addition, the Company carries excess professional liability insurance.

Group Life Insurance In Force and Other Statistical Data

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)	2001	2000	1999
In force, end of year	$424,030	$391,734	$355,014

Terminations (lapses and all other)	$55,033	$37,561	$77,648

Number of policies and contracts in force, end of year:

Group Life Contracts (1)	13,350	14,354	14,519

Group Conversion Policies (2)	26,687	27,349	28,767

(1)	Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(2)	Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Group Insurance’s business is incorporated herein by reference to the MD&A—Forward-Looking Information/Risk Factors and the MD&A-Group Insurance-Outlook in the Annual Report.

3. Large Case Pensions

Principal Products

Large Case Pensions manages a variety of retirement products (including pension and annuity products) offered to IRC Section 401 qualified defined benefit and defined contribution plans. Contracts provide nonguaranteed, experience-rated and guaranteed investment options through general and separate account products. Large Case Pensions’ products that use separate accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risk. Large Case Pensions earns a management fee on these separate accounts.

In 1993, the Company discontinued its fully guaranteed Large Case Pension products. Information regarding these products is incorporated herein by reference to the MD&A - Large Case Pensions — Discontinued Products in the Annual Report.

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Large Case Pensions’ business is incorporated herein by reference to the MD&A — Forward-Looking Information/Risk Factors and the MD&A -Large Case Pensions-Outlook in the Annual Report.

4. Total Investments

Consistent with the nature of the contract obligations involved in the Company’s health, life, annuity and pension operations, the majority of general account assets have been invested in intermediate and long-term, fixed-income obligations such as treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of the Company’s investments, refer to Notes 2 and 5 of Notes to Consolidated Financial Statements and MD&A-Total Investments in the Annual Report.

The following table sets forth the distribution of invested assets, cash and cash equivalents and accrued investment income of the Company’s total portfolio as of the end of the years indicated: (1)(2)

(Millions)	2001	2000

Bonds:

U.S. government and government agencies and authorities	$773.5	$867.4

States, municipalities and political subdivisions	889.2	833.2

U.S. corporate securities:

Utilities	754.3	1,184.4

Financial	1,824.7	1,743.3

Transportation/Capital goods	1,183.5	1,120.2

Health care/Consumer products	823.8	584.3

Natural resources	817.4	1,057.0

Other corporate securities	1,519.5	1,231.2

Total U.S. corporate securities	6,923.2	6,920.4

Foreign:

Government, including political subdivisions	474.0	653.9

Utilities	59.0	99.9

Other	1,277.7	1,452.0

Total foreign securities	1,810.7	2,205.8

Residential mortgage-backed securities:

Pass-throughs	1,809.7	1,421.3

Collateralized mortgage obligations	76.1	69.9

Total residential mortgage-backed securities	1,885.8	1,491.2

Commercial/Multifamily mortgage-backed securities	1,286.4	1,608.5

Other asset-backed securities	265.0	356.2

Total bonds	13,833.8	14,282.7

Redeemable preferred stocks	220.3	171.3

Total debt securities (3)	14,054.1	14,454.0

Equity securities:

Common stocks	197.6	196.4

Nonredeemable preferred stocks	44.5	43.7

Total equity securities	242.1	240.1

Other investment securities	689.2	322.4

Mortgage loans	2,045.0	2,201.2

Investment real estate	359.7	319.2

Other (4)	1,468.9	1,448.0

Total investments	$18,859.0	$18,984.9

Cash and cash equivalents	$1,398.2	$1,652.5

Accrued investment income	$232.3	$260.3

(1)	Excludes Separate Accounts.

(2)	Includes $5.4 billion in 2001 and $5.6 billion in 2000 of investments supporting discontinued products.

(3)	Includes approximately $608.1 million in 2001 and $584.1 million in 2000 of loaned securities.

(4)	Includes debt securities on deposit as required by regulatory authorities of $691.6 million in 2001 and $667.2 million in 2000.

The following table summarizes the Company’s investment results: (1)

	Net	Earned Net	Net Realized
	Investment	Investment	Capital Gains
(Dollar amounts in millions)	Income(2)	Income Rate(3)	(Losses)(4)

For the year:

2001	$1,411.6	6.9%	$96.1

2000	1,631.6	7.7	(40.1)

(1)	Excludes Separate Accounts and investments in affiliates.

(2)	Net investment income excludes net realized capital gains and losses, as well as income taxes and includes investment expenses.

(3)	The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average amount of cash, invested assets (excluding unrealized gains and losses) and accrued investment income for the year.

(4)	Net realized capital gains (losses) exclude income taxes and gains and losses allocable to experience-rated pension contractholders.

5. Other Matters

a. Regulation

Information regarding significant regulations affecting the Company is incorporated herein by reference to MD&A — Regulatory Environment in the Annual Report.

b. NAIC IRIS Ratios

The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios, and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 2001, none of the Company’s significant insurance subsidiaries had more than three IRIS ratios that were outside of the NAIC usual ranges.

Management does not expect that any of the Company’s significant insurance subsidiaries will have more than three IRIS ratios outside of the NAIC usual ranges for 2002.

Refer to MD&A — Liquidity and Capital Resources and Regulatory Environment in the Annual Report for additional discussion regarding solvency regulation.

c.	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the years ended December 31:

Aetna Inc.	2001	2000	1999	1998	1997

Ratio of Earnings to Fixed Charges	(0.73)	0.89	3.31	3.89	4.41

Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	(0.73)	0.89	2.81	2.87	3.24

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the years ending December 31, 1997, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, “earnings” represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges. “Fixed charges” consists of interest expense (and the portion of rental expense deemed representative of the interest factor).

Pretax loss from continuing operations used in calculating the ratio for 2001 reflects a severance and facilities charge of $193 million. The ratio for 2000 reflects a goodwill write-off of $310 million, a severance and facilities charge of $143 million and $58 million of change-in control related payments and other costs required to effect the spin-off of the Company from former Aetna. Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges of 1.0 and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0, was approximately $379 million and $39 million in 2001 and 2000, respectively.

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

e. Ratings

The ratings of Aetna Inc. and its subsidiaries follow:

Rating Agencies

Moody's
			Investors	Standard
	A.M. Best	Fitch**	Service	& Poor's

Aetna Inc. (senior debt)

November 6, 2001	*	BBB+	Baa2	BBB

February 22, 2002 (1)	*	BBB+	Baa3	BBB

Aetna Inc. (commercial paper)

November 6, 2001	*	F2	P2	A2

February 22, 2002 (1)	*	F2	P3	A2

Aetna Life Insurance Company

(claims paying/financial strength)

November 6, 2001	A-	A+	A2	A-

February 22, 2002 (1)	A-	A+	A3	A-

*	Nonrated by the agency.

**	Formerly known as Duff & Phelps.

(1)	Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-negative. Moody’s has the Aetna Inc. senior debt and ALIC ratings on outlook stable. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

f. Miscellaneous

The Company had approximately 35,700 domestic employees at December 31, 2001. In 2001, the Company announced a further workforce reduction of 6,000 positions to be completed during 2002.

The federal government is a significant customer of the Health Care segment and the Company, with their premiums and fees accounting for approximately 13% of the Company’s consolidated revenue in 2001. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 63% of these premiums and fees, with the balance from federal employee related benefit programs. Revenue from Medicare contracts is expected to substantially decline in 2002 due to the exit, effective January 1, 2002, of a number of Medicare service areas. Revenues from the federal government is also expected to decline in 2002 as a result of lower membership levels for federal government employees due to market and product withdrawals. No other customer accounted for 10% or more of the Health Care segment or the Company’s consolidated revenues in 2001. The Group Insurance segment is not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of the segment. The Large Case Pensions segment also is not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of the segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments. Refer to Note 17 of Notes to Consolidated Financial Statements in the Annual Report regarding segment information.

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

On October 23, 2000, the Judicial Panel on Multi-district Litigation transferred a number of these actions to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The actions so consolidated by this and subsequent orders, including actions originally filed in the Florida District Court, include the following actions brought by the named individuals on the indicated dates:

•	Anthony Conte (October 4, 1999)

•	Jo Ann O’Neill (October 7, 1999; by amendment dated November 9, 1999, Lydia K. Rouse and Danny E. Waldrop joined as additional plaintiffs)

•	Jeanne E. Curtright (October 28, 1999)

•	Raymond D. Williamson, III (November 22, 1999, and a second case was filed in the Florida Federal Court on June 23, 2000)

•	Michael V. Amorosi (December 3, 1999)

•	Eugene Mangieri, M.D. (January 19, 2000)

•	H. Robert Harrison, M.D., Martin Moran, M.D., Lance R. Goodman, M.D., Sandy Springs Pediatrics & Adolescent Medicine, P.C., Pediatric Infectious Disease Associates, LLC, American Medical Association, and Medical Association of Georgia (February 16, 2000 naming Company defendants, and April 18, 2000 naming Prudential defendants)

•	H. Robert Harrison, M.D., Martin Moran, M.D., Lance R. Goodman, M.D., Sandy Springs Pediatrics & Adolescent Medicine, P.C., Pediatric Infectious Disease Associates, LLC, American Medical Association, and Medical Association of Georgia (February 16, 2000 naming Company defendants, and April 18, 2000 naming Prudential defendants)

•	Jennifer McCarron and Ira S. Schwartz (April 11, 2000)

•	John Romero and Catherine Romero (May 22, 2000)

•	Jo Ann O’Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000)

•	Glenn O’Brien and Christopher Gallagher (August 7, 2000)

•	Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000); Charles B. Shane, M.D., H. Robert Harrison, M.D., Eugene Mangieri, M.D., Jeffrey Book, D.O., Dennis Breen, M.D., Edward L. Davis, D.O., Lance R. Goodman, M.D., Glenn L. Kelly, M.D., Leonard J. Klay, M.D., Kevin Molk, M.D., Martin Moran, M.D., Manuel Porth, M.D., Thomas Backer, M.D., David Boxstein, M.D., Navid Ghalambor, M.D., Susan Hansen, M.D., Andres Taleisnik, M.D., Julio Taleisnik, M.D., Roger Wilson, M.D., California Medical Association, Denton County Medical Association, Denton County (March 26, 2001) (Shane Amended Complaint)

•	Douglas Chapman (September 7, 2000)

•	Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. (February 15, 2001)

•	Connecticut State Medical Society (February 15, 2001)

•	Medical Society of the State of New York (August 15, 2001)

•	Edgar Borrero, M.D., Albert M. Ellman, M.D. and Robert Scher, M.D. (August 15, 2001)

•	American Dental Association, James B. Swanson, D.D.S. and Michael B. Dayoub, D.D.S. (August 15, 2001)

The plaintiffs in the Conte, O’Neill, Williamson, Amorosi, McCarron, Romero, O’Brien and Chapman cases (together with Curtright, the “Subscriber Cases”) seek to represent purported nationwide classes of current and former members of the Company’s health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber (the former chairman of Aetna) and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O’Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company moved to dismiss the amended complaint on August 13, 2001. On February 20, 2002, the Florida Federal Court granted the Company's motion in part and denied it in part. The Florida Federal Court dismissed Amorosi's RICO claims based upon the McCarran Ferguson Act and kept intact the other two putative class members’ RICO claims. The Florida Federal Court also narrowed all plaintiffs’ ERISA claims to (1) allegations of interference with physician-patient communications and (2) allegations of misrepresentations of medical necessity for those plaintiffs who are no longer subscribers to Aetna Inc.’s health plans. The Florida Federal Court permitted the plaintiffs to file an amended complaint by March 20, 2002. On September 29, 2000, plaintiffs moved for class certification. The class certification motion has been fully briefed, and the Florida Federal Court heard argument on that motion on July 24, 2001.

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

The Shane, Mangieri, Harrison, McIntosh, Connecticut State Medical Society, Borrero, New York State Medical Society and American Dental Association cases together comprise the “Provider Cases.” The amended Shane action is brought against Aetna Inc. and a number of other managed care companies. The Mangieri action is brought against Aetna Inc. and two other managed care companies. The Harrison actions are brought against Aetna Inc., Prudential and a number of other managed care companies. The McIntosh and Connecticut State Medical Society actions are brought against an indirect subsidiary of Aetna Inc.

The Provider Cases collectively allege that Aetna Inc. and each other defendant managed care organization improperly denied claims in whole or in part, did not pay claims timely or did not pay at proper rates, and employed coercive economic power to force physicians to enter into economically unfavorable contracts. The Shane Provider Case further charges that Aetna Inc. and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief, for alleged violations of RICO, ERISA, state unfair trade statutes and state laws regarding the timely payment of claims, and seek similar relief under common law theories.

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

On September 22, 2000, Aetna Inc. and the other defendants moved to dismiss the August 11, 2000 Shane complaint. On March 2, 2001, the Florida Federal Court granted that motions in part and permitted plaintiffs to file an amended complaint. An amended complaint was filed on March 26, 2001 by the individuals listed above, including the Harrison and Mangieri plaintiffs and others.

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

On June 25, 2001, the United States Court of Appeals for the Eleventh Circuit (the “Appeals Court”) issued an order staying the Provider Cases pending before the Florida Federal Court while the Appeals Court considers an appeal taken by other defendants of an order of the Florida Federal Court concerning the effect of arbitration clauses contained in contracts between certain individual plaintiffs and the appellants. The Appeals Court heard oral argument on that appeal on January 9, 2002.

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

NYLCare Texas Sale Litigation
 On March 30, 2001, Health Care Service Corporation (“HCSC”) provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that Aetna Inc. failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. Aetna Inc. believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001, transmitted an answer denying the material allegations. The parties have selected arbitrators, and discovery has begun. Arbitration hearings in this matter currently are scheduled to begin on May 13, 2002. Aetna Inc. intends to continue to defend this matter vigorously.

Securities Class Action Litigation
 Several purported class action complaints (the “Complaints”) have been filed against the Company and two of its officers or directors, William H. Donaldson and John W. Rowe, M.D., alleging violations of federal securities laws. The Complaints allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000. The Complaints seek unspecified damages, among other remedies. Four Complaints were filed in the United States District Court for the Southern District of New York by individuals on the dates indicated: Hanford Quock (November 6, 2001), Eugene Lefkowitz (November 9, 2001), Fran Lerner (November 27, 2001) and Brian Barry (December 6, 2001). Two other Complaints were filed in the United States District Court for the Eastern District of Pennsylvania by individuals on the dates indicated: Laborers Tri-County Pension Fund (November 30, 2001) and Market Street Securities, Inc. (December 17, 2001). Defendants intend to vigorously defend this litigation, which is in its preliminary stages.

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation, NYLCare Texas Sale Litigation and Securities Class Action Litigation. It is reasonably possible that their outcome could be material to the Company.

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

In addition, the Company’s business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been heightened review by these regulators of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during 2002. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

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

None.

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

Name of Officer	Principal Position	Age *

John W. Rowe, M.D.	Chairman, President and Chief Executive Officer	57

Alan M. Bennett	Senior Vice President and Chief Financial Officer	51

Frolly M. Boyd	Senior Vice President, Group Insurance and Large Case Pensions	51

David B. Kelso	Executive Vice President, Strategy and Finance	49

William C. Popik, M.D.	Senior Vice President and Chief Medical Officer	56

L. Edward Shaw, Jr.	Executive Vice President and General Counsel	57

Ronald A. Williams	Executive Vice President and Chief of Health Operations	52

*	As of February 25, 2002

Executive Officers’ Business Experience During Past Five Years

John W. Rowe, M. D. became Chairman of the Company on April 1, 2001 and became President and Chief Executive Officer of the Company on September 15, 2000, when the Company was former Aetna’s health and related benefits subsidiary, and continued in that role following the spin-off of the Company as an independent, public company on December 13, 2000. Dr. Rowe also served as an executive officer of former Aetna from September 15, 2000 until the spin-off. Prior to joining Aetna, Dr. Rowe served as President and Chief Executive Officer of Mount Sinai NYU Health, a position he assumed in 1998 after overseeing the 1998 merger of the Mount Sinai and NYU Medical Centers. Dr. Rowe joined The Mount Sinai Hospital and the Mount Sinai School of Medicine as President in 1988.

Alan M. Bennett became Senior Vice President and Chief Financial Officer of the Company on September 28, 2001. He served as Vice President and Corporate Controller from December 2000 to November 2001. He became Vice President and Corporate Controller of former Aetna in March 1998 having served as Vice President and Director of Internal Audit from March 1997 to March 1998 and as Chief Financial Officer of Aetna Business Resources from July 1995 to March 1997.

Frolly M. Boyd became Senior Vice President, Group Insurance and Large Case Pensions of the Company on April 27, 2001, having served as Vice President, Group Insurance since December 8, 2000. Ms. Boyd headed the Group Insurance business of former Aetna since April 1996. From 1993 to 1996, she served as Vice President, Group Products, for Aetna Health Plans.

David B. Kelso became Executive Vice President, Strategy and Finance on September 17, 2001. Prior to joining Aetna, he served as Executive Vice President, Managing Director and Chief Financial Officer of the Chubb Corporation. From 1994 to June 1996, he served as Executive Vice President, Chief Financial Officer and Personal Segment Leader of First Commerce Corporation.

William C. Popik became Senior Vice President and Chief Medical Officer on March 5, 2001. Prior to joining Aetna, he served as Senior Vice President and National Medical Director of Cigna Corporation, a position he assumed in February 1999. He served as Senior Vice President and Chief Medical Officer of Health Net HMO from 1994 to 1996.

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

Ronald A. Williams became Executive Vice President and Chief of Health Operations on March 15, 2001. Prior to joining Aetna, he served as Group President of the Large Group Division of WellPoint Health Networks, Inc., a position he assumed in 1999, in addition to serving as President of WellPoint’s Blue Cross of California subsidiary beginning in 1995.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Aetna Inc.’s common shares are listed on the New York Stock Exchange. They trade under the symbol AET. As of January 31, 2002, there were 14,698 record holders of Aetna Inc.’s common shares.

Information regarding restrictions on the Company’s present and future ability to pay dividends is incorporated herein by reference to Note 15 of Notes to Consolidated Financial Statements and MD&A — Liquidity and Capital Resources in the Annual Report.

Item 6. Selected Financial Data.

The information contained in Selected Financial Data in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the MD&A in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

The information contained in MD&A-Total Investments in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report and unaudited Quarterly Data are incorporated herein by reference to the Annual Report.

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

Item 11.  Executive Compensation.

The information under the captions “Director Compensation in 2001”, “Other Information Regarding Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information under the captions “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information under the captions “Other Information Regarding Directors” and “Certain Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.*

(a)	The following documents are filed as part of this report:

1.	Financial statements:

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report are incorporated herein by reference to the Annual Report.

2.	Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item 14. Refer to Index to Financial Statement Schedules on page 28.

3.	Exhibits: *

(3)	Articles of Incorporation and By-Laws.

3.1	Form of Amended and Restated Articles of Incorporation of Aetna Inc. (formerly Aetna U.S. Healthcare Inc.), incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

3.2	Form of Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.2 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2	Form of Rights Agreement between Aetna Inc. and EquiServe Trust Company, N.A., as Rights Agent, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.3	Form of Senior Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

4.4	Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

4.5	Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company incorporated herein by reference to Exhibit 4.1 to Aetna’s Form 10-Q filed on March 31, 2001.

(10)	Material contracts.

10.1	Agreement and Plan of Restructuring and Merger dated as of July 19, 2000 among ING America Insurance Holdings, Inc., ANB Acquisition Corp., former Aetna and, for limited purposes only, ING Groep N.V., incorporated herein by reference to Exhibit 2.1 to former Aetna’s Form 10-Q filed on August 4, 2000.

10.2	Form of Tax Sharing Agreement among former Aetna and Aetna Inc. and ING America Insurance Holdings, Inc., incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.3	Form of Employee Benefits Agreement between former Aetna and Aetna Inc. incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.4	Term Sheet for Transition Services Agreement between former Aetna and Aetna Inc. incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.5	Form of Distribution Agreement between former Aetna and Aetna Inc. incorporated herein by reference to Annex C to former Aetna’s definitive proxy statement on Schedule 14A filed on October 18, 2000.

10.6	Trademark Assignment Agreement dated as of November 3, 2000 between former Aetna and Aetna Inc. incorporated herein by reference to Exhibit 10.6 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.7	Form of Trademark License Agreement between Aetna Inc. and former Aetna, incorporated herein by reference to Exhibit 10.7 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.8	Form of Software License Agreement between Aetna Inc. and former Aetna, incorporated herein by reference to Exhibit 10.8 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.9	Term Sheet for Lease Agreement between former Aetna and Aetna Life Insurance Company in respect of the property situated at 151 Farmington Avenue, Hartford, Connecticut, 06156, incorporated herein by reference to Exhibit 10.9 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.10	Term Sheet for Agreement between former Aetna and Aetna Inc. in respect of the CityPlace property, situated at 185 Asylum Avenue, Hartford, Connecticut, 06103, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.11	Trademark Assignment Agreement dated as of November 2, 2000, between Aetna Life Insurance Company and Aetna Life Insurance and Annuity Company, incorporated herein by reference to Exhibit 10.26 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.12	Trademark Assignment Agreement dated as of November 3, 2000, between Aetna Life Insurance and Annuity Company and Aetna Inc., incorporated herein by reference to Exhibit 10.27 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.13	Form of 364-Day Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.14	Amended and Restated 364-Day Credit Agreement dated as of November 30, 2001, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.15	Form of Three-Year Credit Agreement among Aetna Inc., the Banks listed on the signature pages thereto, and Morgan Guaranty Trust Company of New York, as Administrative Agent, incorporated herein by reference to Exhibit 10.30 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

10.16	First Amendment to Three-Year Credit Agreement dated as of November 30, 2001, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.17	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan.**

10.18	Form of Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Annex H to former Aetna’s definitive proxy statement on Schedule 14A filed on October 18, 2000.**

10.19	Aetna U.S. Healthcare Inc. (to be renamed Aetna Inc.) Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.20	1999 Director Charitable Award Program, incorporated herein by reference to Exhibit 10.1 to former Aetna’s Form 10-Q filed on April 28, 1999. **

10.21	Employment Agreement dated as of May 31, 2000 by and between former Aetna and William H. Donaldson, incorporated herein by reference to Exhibit 10.2 to former Aetna’s Form 10-Q filed on August 4, 2000. **

10.22	Tax Agreement dated as of May 31, 2000 by and between former Aetna and William H. Donaldson, incorporated herein by reference to Exhibit 10.3 to former Aetna’s Form 10-Q filed on August 4, 2000. **

10.23	Bonus Agreement dated as of May 31, 2000 by and between former Aetna and William H. Donaldson, incorporated herein by reference to Exhibit 10.4 to former Aetna’s Form 10-Q filed on August 4, 2000. **

10.24	Employment Agreement dated as of September 6, 2000 by and between former Aetna and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.25	Memorandum Agreement dated as of June 7, 1996 between Aetna Life and Casualty Company and Frolly M. Boyd incorporated herein by reference to Exhibit 10.25 to Aetna Inc.’s Form 10-K filed on February 26, 2001. **

10.26	Employment Agreement dated as of September 13, 2001 by and between Aetna Inc. and David B. Kelso. **

10.27	Letter Agreement dated April 28, 1999 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.20 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.28	Restrictive Covenant Agreement dated April 28, 1999 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.21 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.29	Letter Agreement dated November 17, 2000 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000. **

10.30	Memorandum dated November 16, 2000 from James H. Gould to L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.25 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000. **

10.31	Employment Agreement dated as of March 14, 2001 by and between Aetna Inc. and Ronald Williams.**

10.32	Description of certain arrangements not embodied in formal documents, as described under the headings “Director Compensation in 2001”, “Other Information Regarding Directors” and “Executive Compensation”, are incorporated herein by reference to the Proxy Statement.

*	Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**	Management contract or compensatory plan or arrangement.

(11)	Statement re: computation of per share earnings.

Incorporated herein by reference to Note 3 of Notes to Consolidated Financial Statements in the Annual Report.

(12)	Statement re: computation of ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

(13)	Annual Report to security holders.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report and unaudited Quarterly Data are incorporated herein by reference to the Annual Report.

(21)	Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Inc.

(23)	Consents of experts and counsel.

Consent of independent auditors to incorporation of their report dated February 20, 2002 by reference in Aetna Inc.’s Registration Statements on Form S-3 and Form S-8.

(24.1)	Power of attorney.

(24.2)	Power of attorney.

(b)	Reports on Form 8-K.

None.

INDEX TO FINANCIAL STATEMENT SCHEDULES
AETNA INC. AND FORMER AETNA

		Page

Independent Auditors’ Report		29

I	Condensed Financial Information of the Registrant:

	Balance sheet of Aetna Inc. as of December 31, 2001 and 2000 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000.	30

	Statements of income, shareholders’ equity and cash flows of former Aetna for the year ended December 31, 1999.	35

II	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2001, 2000 and 1999.	39

Certain information has been omitted from the schedules filed because the information is not applicable.

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors
Aetna Inc.:

Under date of February 20, 2002, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the 2001 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 20, 2002

AETNA INC.

SCHEDULE I

Condensed Statements of Income

	For the years ended December 31,

(Millions)	2001	2000

Service fees – affiliates	$1,487.3	$1,531.5

Net investment income	15.6	27.7

Net realized capital gains	44.7	81.9

Total revenue	1,547.6	1,641.1

Operating expenses	1,704.1	1,793.9

Interest expense	142.8	248.2

Total expenses	1,846.9	2,042.1

Loss before income tax benefit and equity in earnings of affiliates, net	(299.3)	(401.0)

Income tax benefit	121.7	119.9

Equity in earnings (loss) of affiliates, net (1)	(102.0)	408.2

Net income (loss)	$(279.6)	$127.1

(1)	Includes parent company amortization of goodwill and other acquired intangible assets of $347.6 million after tax and $359.8 million after tax during 2001 and 2000, respectively, and a goodwill write-off of $238.1 million after tax during 2000.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I

Condensed Balance Sheets

	As of December 31,

(Millions, except share data)	2001	2000

Cash and cash equivalents	$23.6	$27.9

Investment securities	454.8	419.5

Other receivables	390.8	387.9

Other assets	150.3	176.8

Total current assets	1,019.5	1,012.1

Long-term investments	1.2	2.3

Property and equipment	.3	25.6

Investment in affiliates (1)	12,442.2	12,663.6

Other assets	5.4	72.4

Total assets	$13,468.6	$13,776.0

Short-term debt	$109.7	$1,592.2

Accrued expenses and other liabilities	1,233.3	1,233.8

Total current liabilities	1,343.0	2,826.0

Long-term debt	1,591.3	—

Other liabilities	644.0	822.9

Total liabilities	3,578.3	3,648.9

Common stock ($.01 par value, 759,900,000 shares authorized, 144,265,912 issued and outstanding in 2001 and $.01 par value, 762,500,000 shares authorized, 142,618,551 issued and outstanding in 2000)	3,913.8	3,898.7

Accumulated other comprehensive income	68.5	35.1

Retained earnings	5,908.0	6,193.3

Total shareholders’ equity	9,890.3	10,127.1

Total liabilities and shareholders’ equity	$13,468.6	$13,776.0

(1)	Includes parent company goodwill and other acquired intangible assets of $7.2 billion and $7.6 billion as of December 31, 2001 and 2000, respectively.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I

Condensed Statements of Shareholders’ Equity

	Two Years ended December 31, 2001

			Accumulated Other
			Comprehensive
			Income (Loss)

			Unrealized
		Retained	Gains (Losses)	Foreign		Common
(Millions, except share data)	Total	Earnings	on Securities	Currency	Derivatives	Stock

Balances at December 31, 1999	$10,703.2	$7,639.5	$(206.1)	$(449.5)	$—	$3,719.3

Comprehensive income:

Net income	127.1	127.1

Other comprehensive income, net of tax:

Unrealized gains on securities ($486.5 pretax) (1)	316.2		316.2

Foreign currency ($(50.9) pretax)	(39.9)			(39.9)

Other comprehensive income	276.3

Total comprehensive income	403.4

Capital contributions from former Aetna	118.9					118.9

Dividends to former Aetna	(216.0)	(216.0)

Outstanding shares cancelled (1,100 shares)	—					—

Sale and spin-off related transaction (141,670,551 shares issued)	(904.2)	(1,357.3)	(80.7)	495.1		38.7

Stock options exercised (948,000 shares issued)	21.8					21.8

Balances at December 31, 2000	10,127.1	6,193.3	29.4	5.7	—	3,898.7

Comprehensive income:

Net loss	(279.6)	(279.6)

Other comprehensive income, net of tax:

Unrealized gains on securities ($57.2 pretax) (1)	37.2		37.2

Foreign currency ($(1.1) pretax)	(.7)			(.7)

Derivative losses ($(4.8) pretax) (1)	(3.1)				(3.1)

Other comprehensive income	33.4

Total comprehensive loss	(246.2)

Common shares issued for benefit plans (4,247,361 shares)	110.7					110.7

Repurchase of common shares (2,600,000 shares)	(95.6)					(95.6)

Common stock dividends	(5.7)	(5.7)

Balances at December 31, 2001	$9,890.3	$5,908.0	$66.6	$5.0	$(3.1)	$3,913.8

(1)	Net of reclassification adjustments.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I

Condensed Statements of Cash Flows

	For the years ended December 31,

(Millions)	2001	2000

Cash Flows from Operating Activities:

Net income (loss)	$(279.6)	$127.1

Adjustments to reconcile net income (loss) to net cash used for operating activities:

Equity in (earnings) loss of affiliates, net (1)	102.0	(408.2)

Net realized capital gains	(44.7)	(82.0)

Changes in assets and liabilities:

Net change in other assets and accrued expenses and other liabilities	(125.7)	(407.7)

Net cash used for operating activities	(348.0)	(770.8)

Cash Flows from Investing Activities:

Proceeds (costs) from sales (purchases) of investments	10.6	356.7

Decrease (increase) in property and equipment	1.7	(1.2)

Dividends received from affiliates, net	251.0	688.0

Net cash provided by investing activities	263.3	1,043.5

Cash Flows from Financing Activities:

Repayment of short-term debt	(1,482.5)	(279.7)

Issuance of long-term debt	1,566.1	—

Shares issued under benefit plans	98.1	—

Common shares repurchased	(95.6)	—

Dividends paid to shareholders	(5.7)	—

Stock options exercised	—	21.8

Net transfers to former Aetna	—	(97.1)

Net cash provided by (used for) financing activities	80.4	(355.0)

Net increase (decrease) in cash and cash equivalents	(4.3)	(82.3)

Cash and cash equivalents, beginning of year	27.9	110.2

Cash and cash equivalents, end of year	$23.6	$27.9

Supplemental disclosure of cash flow information:

Interest paid	$117.6	$333.4

Income taxes paid, net	$106.0	$195.5

(1)	Includes parent company amortization of goodwill and other acquired intangible assets of $347.6 million after tax and $359.8 million after tax during 2001 and 2000, respectively, and a goodwill write-off of $238.1 million after tax during 2000.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I

Notes to Condensed Financial Statements

1.	Background of Organization

The condensed parent company only financial information reflects Aetna Inc. (a Pennsylvania corporation) (the “Parent Company”). Prior to December 13, 2000, the Parent Company (formerly Aetna U.S. Healthcare Inc. and Aetna Services, Inc.) was a subsidiary of a Connecticut corporation, Aetna Inc. (“former Aetna”). On December 13, 2000, former Aetna spun-off shares of the Parent Company to shareholders of former Aetna as part of the same transaction which also resulted in the sale of former Aetna’s financial services business and international business to ING Groep N.V. The Parent Company was renamed Aetna Inc. Refer to “Item 1. Business – Organization of Business” for more details regarding this transaction. The condensed financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2001 and 2000 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2001 and 2000. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report. Prior to the spin-off, former Aetna was the parent company. The condensed financial information of former Aetna as of December 31, 1999 follows. Certain reclassifications have been made to the 2000 financial information to conform to the 2001 presentation.

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

Refer to Note 13 of Notes to Consolidated Financial Statements in the Annual Report for a description of debt and Note 2 for a discussion of the allocation of interest expense to businesses presented as discontinued operations for the years ended December 31, 2000 and 1999.

7.	Service Arrangement

The Parent Company has a service arrangement with its affiliates, under which the Parent Company provides certain administrative services, including accounting and processing of premiums and claims.

AETNA INC. (FORMER AETNA)

SCHEDULE I

Condensed Statement of Income

(Millions)	For the year ended December 31, 1999

Net investment income	$2.2

Income before income taxes and equity in earnings of affiliates	2.2

Income taxes	1.8

Equity in earnings of affiliates	716.5

Net income	$716.9

See Notes to former Aetna Condensed Financial Statements.

AETNA INC. (FORMER AETNA)

SCHEDULE I

Condensed Statement of Shareholders’ Equity

	Year ended December 31, 1999

			Accumulated Other		Class C
			Comprehensive Income (Loss)		Voting
					Mandatorily
			Unrealized	Foreign	Convertible
		Retained	Gains (Losses)	Currency	Preferred	Common
(Millions, except share data)	Total	Earnings	On Securities	Losses	Stock	Stock

Balances at December 31, 1998	$11,388.9	$7,056.6	$382.5	$(204.7)	$862.1	$3,292.4

Comprehensive loss:

Net income	716.9	716.9

Other comprehensive loss, net of tax:

Unrealized losses on securities ($(905.6) pretax) (1)	(588.6)		(588.6)

Foreign currency ($(132.5) pretax)	(244.8)			(244.8)

Other comprehensive loss	(833.4)

Total comprehensive loss	(116.5)

Common stock issued for benefit plans (588,580 shares)	44.8					44.8

Issuance of stock appreciation rights	32.5					32.5

Repurchase of common shares (8,700,000 shares)	(512.5)					(512.5)

Conversion of preferred securities (11,614,816 preferred shares converted to 9,519,486 shares)	—				(862.1)	862.1

Common stock dividends	(116.3)	(116.3)

Preferred stock dividends	(30.5)	(30.5)

Balances at December 31, 1999	$10,690.4	$7,626.7	$(206.1)	$(449.5)	$—	$3,719.3

(1)	Net of reclassification adjustments.

See Notes to former Aetna Condensed Financial Statements.

AETNA INC. (FORMER AETNA)

SCHEDULE I

Condensed Statement of Cash Flows

(Millions)	For the year ended December 31, 1999

Cash Flows from Operating Activities:

Net income	$716.9

Adjustments to reconcile net income to net cash used for operating activities:

Equity in earnings of affiliates	(716.4)

Other, net	(4.1)

Net cash used for operating activities	(3.6)

Cash Flows from Investing Activities:

Proceeds from sales of short-term investments	540.4

Cost of investments in short-term investments	(541.3)

Capital contributions to affiliates	(12.8)

Dividends received from affiliates	634.7

Other, net	(.3)

Net cash provided by investing activities	620.7

Cash Flows from Financing Activities:

Common stock issued under benefit plans	44.8

Common shares repurchased	(512.5)

Dividends paid to shareholders	(153.5)

Net cash used for financing activities	(621.2)

Net decrease in cash and cash equivalents	(4.1)
Cash and cash equivalents, end of year	15.8

Cash and cash equivalents, end of year	$11.7

Supplemental disclosure of cash flow information:

Interest paid	$—

Income taxes paid (received), net	$(9.8)

See Notes to former Aetna Condensed Financial Statements.

AETNA INC. (FORMER AETNA)

SCHEDULE I

Notes to Condensed Financial Statements

1.	Background of Organization

Former Aetna was incorporated under the Stock Corporation Act of the state of Connecticut on March 25, 1996 for the purpose of effecting the combination of Aetna Services, Inc. (“Aetna Services”) (formerly Aetna Life and Casualty Company) and Aetna U.S. Healthcare Inc. (“Aetna U.S. Healthcare”) (formerly U.S. Healthcare, Inc. (“U.S. Healthcare”)) in accordance with the terms of the Agreement and Plan of Merger dated as of March 30, 1996. The merger was consummated on July 19, 1996. As a result, at December 31, 1999, Aetna Services and Aetna U.S. Healthcare were each direct wholly owned subsidiaries of Aetna Inc. The accompanying condensed financial statements should be read in conjunction with the Aetna Inc. condensed financial information and notes thereto and the consolidated financial statements and notes thereto in the Annual Report.

2.    New Accounting Standards

Refer to Note 2 of Notes to Consolidated Financial Statements in the Annual Report for a description of new accounting standards.

3.    Discontinued Products

Refer to Note 10 of Notes to Consolidated Financial Statements in the Annual Report for a description of discontinued products.

4.    Acquisitions and Dispositions

Refer to Note 4 of Notes to Consolidated Financial Statements in the Annual Report for a description of acquisitions and dispositions.

5.    Income Taxes

Refer to Note 11 of Notes to Consolidated Financial Statements in the Annual Report for a description of income taxes.

AETNA INC. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

		Additions
			Charged
	Balance at	Charged	(credited) to		Balance
For the years ended December 31,	beginning	(credited) to costs	other accounts-	Deductions-	at end of
(Millions)	of period	and expenses(1)	describe(2)	describe(3)	period

2001 Asset valuation Reserves:

Mortgage loans	$44.0	$1.1	$4.5	$(17.0)	$32.6

Real estate	83.5	.7	11.4	(30.3)	65.3

	$127.5	$1.8	$15.9	$(47.3)	$97.9

2000 Asset valuation Reserves:

Mortgage loans	$45.9	$—	$—	$(1.9)	$44.0

Real estate	93.1	.2	1.4	(11.2)	83.5

Other	2.8	—	—	(2.8)	—

	$141.8	$.2	$1.4	$(15.9)	$127.5

1999 Asset valuation Reserves:

Mortgage loans	$63.6	$.4	$(.4)	$(17.7)	$45.9

Real estate	89.1	2.0	2.0	—	93.1

Other	2.8	—	—	—	2.8

	$155.5	$2.4	$1.6	$(17.7)	$141.8

(1)	Charged (credited) to net realized capital (gains) losses in the Consolidated Statements of Income.

(2)	Reflects additions to (reductions of) reserves related to assets supporting experience-rated contracts and discontinued products for which a corresponding reduction was included in Policyholders’ funds and Future Policy Benefits in the Consolidated Balance Sheets, respectively.

(3)	Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2002	AETNA INC.

By /s/ Ronald M. Olejniczak Ronald M. Olejniczak Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2002.

* /s/ John W. Rowe, M.D.	* /s/ Gerald Greenwald

John W. Rowe, M.D., Chairman, President, Chief Executive Officer and Director (Principal Executive Officer)	Gerald Greenwald, Director

* /s/ Betsy Z. Cohen	* /s/ Ellen M. Hancock

Betsy Z. Cohen, Director	Ellen M. Hancock, Director

* /s/ William H. Donaldson	* /s/ Michael H. Jordan

William H. Donaldson, Director	Michael H. Jordan, Director

* /s/ Barbara H. Franklin	* /s/ Jack D. Kuehler

Barbara Hackman Franklin, Director	Jack D. Kuehler, Director

* /s/ Jeffrey E. Garten	* /s/ Joseph P. Newhouse

Jeffrey E. Garten, Director	Joseph P. Newhouse, Director

* /s/ Earl G. Graves	* /s/ Judith Rodin

Earl G. Graves, Director	Judith Rodin, Director

* /s/ Ronald M. Olejniczak

Vice President and Controller (Principal Accounting Officer)

/s/ Alan M. Bennett Alan M. Bennett, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

*By /s/ Alan M. Bennett (Attorney-in-Fact)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

10.14	Amended and Restated 364-Day Credit Agreement dated as of November 30, 2001, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.	Electronic

10.16	First Amendment to Three-Year Credit Agreement dated as of November 30, 2001, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.	Electronic

10.17	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan.	Electronic

10.26	Employment Agreement dated as of September 13, 2001 by and between Aetna Inc. and David B. Kelso.	Electronic

10.31	Employment Agreement dated as of March 14, 2001 by and between Aetna Inc. and Ronald Williams.	Electronic

12	Statement re: computation of ratios.	Electronic

Statement re: computation of ratios. Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 2001, 2000, 1999, 1998 and 1997.

13	Annual Report to security holders.	Electronic

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report, and unaudited Quarterly Data are incorporated herein by reference to Appendix B to the Proxy Statement.

21	Subsidiaries of the registrant.	Electronic

A listing of subsidiaries of Aetna Inc.

23	Consents of experts and counsel.	Electronic

Consent of independent auditors to incorporation of their report dated February 20, 2002 by reference in Aetna Inc.’s Registration Statements on Form S-3 and Form S-8.

24.1	Power of attorney.	Electronic

24.2	Power of attorney.	Electronic