Form 10-Q
period 2002-03-31
AETNA INC /PA/
filed 2002-04-29
CIK 1122304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended March 31, 2002.

Or

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-16095

Aetna Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2229683 (I.R.S. Employer Identification No.)

151 Farmington Avenue Hartford, Connecticut (Address of principal executive offices)	06156 (ZIP Code)

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

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	145,923,466

(Class)	Shares Outstanding at March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

(Millions, except per common share data)	2002	2001

Revenue:

Health care premiums	$4,044.8	$5,067.7

Other premiums	421.9	434.7

Administrative services contract fees	464.6	466.6

Net investment income	317.4	411.0

Other income	10.6	14.2

Net realized capital gains	5.4	34.5

Total revenue	5,264.7	6,428.7

Benefits and expenses:

Health care costs	3,448.2	4,604.2

Current and future benefits	567.6	621.3

Operating expenses:

Salaries and related benefits	557.4	621.0

Other	515.3	493.2

Interest expense	29.3	30.3

Amortization of goodwill	—	49.5

Amortization of other acquired intangible assets	49.2	57.7

Total benefits and expenses	5,167.0	6,477.2

Income (loss) from continuing operations before income taxes (benefits)	97.7	(48.5)

Income taxes (benefits):

Current	21.5	28.7

Deferred	(11.8)	(28.5)

Total income taxes	9.7	.2

Income (loss) from continuing operations	88.0	(48.7)

Income from discontinued operations, net of tax (Note 14)	50.0	—

Income (loss) before cumulative effect adjustments	138.0	(48.7)

Cumulative effect adjustments, net of tax (Note 2)	(2,965.7)	.5

Net loss	$(2,827.7)	$(48.2)

Earnings (loss) per common share:

Basic:

Income (loss) from continuing operations	$.61	$(.34)

Income from discontinued operations, net of tax	.34	—

Income (loss) before cumulative effect adjustments	.95	(.34)

Cumulative effect adjustments, net of tax	(20.45)	—

Net loss	$(19.50)	$(.34)

Diluted: (1)

Income (loss) from continuing operations	$.59	$—

Income from discontinued operations, net of tax	.34	—

Income (loss) before cumulative effect adjustments	.93	—

Cumulative effect adjustments, net of tax	(19.93)	—

Net loss	$(19.00)	$—

(1)	Since the Company reported a loss before cumulative effect adjustment for the three months ended March 31, 2001, the effect of dilutive securities has been excluded from per common share computations for that period, since including such securities would be anti-dilutive.

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share data)	2002	2001

Assets
Current assets:

Cash and cash equivalents	$1,559.4	$1,398.2

Investment securities	13,380.3	14,260.1

Other investments	400.9	157.2

Premiums receivable, net	504.3	572.7

Other receivables, net	391.1	528.0

Accrued investment income	234.6	232.3

Collateral received under securities loan agreements	678.7	621.7

Loaned securities	663.8	608.1

Deferred income taxes	140.0	114.1

Other current assets	160.9	185.9

Total current assets	18,114.0	18,678.3

Long-term investments	1,663.0	1,590.1

Mortgage loans	1,636.7	1,887.8

Investment real estate	341.9	359.7

Reinsurance recoverables	1,259.0	1,269.7

Goodwill, net	3,618.4	6,583.8

Other acquired intangible assets, net	628.5	703.0

Property and equipment, net	308.5	327.0

Deferred income taxes	453.2	360.5

Other long-term assets	150.5	146.8

Separate Accounts assets	11,426.0	11,290.0

Total assets	$39,599.7	$43,196.7

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$2,627.3	$2,986.7

Future policy benefits	786.8	800.5

Unpaid claims	547.3	544.4

Unearned premiums	164.8	208.0

Policyholders’ funds	1,026.1	1,052.8

Collateral payable under securities loan agreements	678.7	621.7

Short-term debt	—	109.7

Income taxes payable	131.0	147.4

Accrued expenses and other liabilities	1,431.1	1,590.6

Total current liabilities	7,393.1	8,061.8

Future policy benefits	8,559.1	8,621.5

Unpaid claims	1,209.0	1,203.6

Policyholders’ funds	2,084.5	2,245.1

Long-term debt	1,590.3	1,591.3

Other long-term liabilities	309.9	293.1

Separate Accounts liabilities	11,426.0	11,290.0

Total liabilities	32,571.9	33,306.4

Commitments and contingent liabilities (Note 13)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 759,900,000 shares authorized, 145,923,466 shares issued and outstanding in 2002; 144,265,912 shares issued and outstanding in 2001)	3,952.2	3,913.8

Accumulated other comprehensive income (loss)	(4.7)	68.5

Retained earnings	3,080.3	5,908.0

Total shareholders’ equity	7,027.8	9,890.3

Total liabilities and shareholders’ equity	$39,599.7	$43,196.7

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
		Common	Income (Loss)
		Stock and
		Additional	Unrealized
(Millions, except share data)		Paid-in	Gains (Losses)	Foreign		Retained
Three Months Ended March 31, 2002	Total	Capital	on Securities	Currency	Derivatives	Earnings

Balances at December 31, 2001	$9,890.3	$3,913.8	$66.6	$5.0	$(3.1)	$5,908.0

Comprehensive loss:

Net loss	(2,827.7)					(2,827.7)

Other comprehensive loss, net of tax:

Unrealized losses on securities ($(113.8) pretax) (1)	(74.0)		(74.0)

Foreign currency gains ($1.1 pretax)	.7			.7

Derivatives ($.1 pretax) (1)	.1				.1

Other comprehensive loss	(73.2)

Total comprehensive loss	(2,900.9)

Common stock issued for benefit plans (1,657,554 shares)	38.4	38.4

Balances at March 31, 2002	$7,027.8	$3,952.2	$(7.4)	$5.7	$(3.0)	$3,080.3

Three Months Ended March 31, 2001

Balances at December 31, 2000	$10,127.1	$3,898.7	$29.4	$5.7	$—	$6,193.3

Comprehensive income:

Net loss	(48.2)					(48.2)

Other comprehensive income, net of tax:

Unrealized gains on securities ($126.3 pretax) (1)	82.1		82.1

Foreign currency losses ($(1.4) pretax)	(.9)			(.9)

Derivatives ($(5.2) pretax) (1)	(3.4)				(3.4)

Other comprehensive income	77.8

Total comprehensive income	29.6

Common stock issued for benefit plans (2,440,488 shares)	56.8	56.8

Repurchase of common shares (2,600,000 shares)	(95.6)	(95.6)

Balances at March 31, 2001	$10,117.9	$3,859.9	$111.5	$4.8	$(3.4)	$6,145.1

(1)	Net of reclassification adjustments. (Refer to Note 6)

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

(Millions)	2002	2001

Cash flows from operating activities:

Net loss	$(2,827.7)	$(48.2)

Adjustments to reconcile net loss to net cash used for operating activities:

Cumulative effect adjustments	2,965.7	(.7)

Income from discontinued operations	(50.0)	—

Amortization of other acquired intangible assets	49.2	57.7

Amortization of goodwill	—	49.5

Depreciation and other amortization	41.6	55.6

Accretion of net investment discount	(4.2)	(9.7)

Net realized capital gains	(5.4)	(34.5)

Changes in assets and liabilities:

Increase in accrued investment income	(2.3)	(.1)

Decrease in premiums due and other receivables	143.3	196.0

Net change in income taxes	(.7)	(8.9)

Net change in other assets and other liabilities	(54.1)	(322.9)

Net decrease in health care and insurance liabilities	(481.0)	(171.1)

Other, net	10.4	.2

Net cash used for operating activities	(215.2)	(237.1)

Cash flows from investing activities:

Proceeds from sales and investment maturities of:

Debt securities available for sale	4,235.8	4,845.2

Equity securities	104.8	53.9

Mortgage loans	158.8	257.1

Investment real estate	.7	.8

Other investments	1,157.9	1,269.3

Cost of investments in:

Debt securities available for sale	(3,967.0)	(4,971.8)

Equity securities	(102.6)	(45.5)

Mortgage loans	(79.3)	(16.9)

Investment real estate	—	(3.7)

Other investments	(921.8)	(1,258.2)

Increase in property and equipment	(30.4)	(16.4)

Other, net	—	(3.0)

Net cash provided by investing activities	556.9	110.8

Cash flows from financing activities:

Deposits and interest credited for investment contracts	38.5	48.4

Withdrawals of investment contracts	(138.7)	(185.5)

Issuance of long-term debt	—	894.9

Repayment of short-term debt	(109.7)	(703.4)

Common shares issued under benefit plans	29.4	56.8

Common shares repurchased	—	(95.6)

Other, net	—	(14.3)

Net cash provided by (used for) financing activities	(180.5)	1.3

Net increase (decrease) in cash and cash equivalents	161.2	(125.0)

Cash and cash equivalents, beginning of period	1,398.2	1,943.8

Cash and cash equivalents, end of period	$1,559.4	$1,818.8

Supplemental cash flow information:

Interest paid	$47.6	$25.7

Income taxes paid	7.2	1.8

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Basis of Presentation
The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its wholly owned subsidiaries (collectively, the “Company”). As of March 31, 2002, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract, and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions business includes certain discontinued products. (Refer to Note 8 for additional information.)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2001 financial information to conform to the 2002 presentation.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna Inc.’s 2001 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

2. New Accounting Standards

Goodwill and Other Intangible Assets
As of January 1, 2002, the Company adopted Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets. This Standard eliminates goodwill amortization from the Consolidated Statement of Income and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. The Company’s only reporting unit with goodwill and acquired intangible assets is its Health Care business, which is also a reportable segment. Upon adoption, the Company performed a transitional impairment test on its Health Care reporting unit. As a result of this impairment test, the Company recorded an impairment of approximately $3 billion, which is classified as a cumulative effect of a change in accounting principle for the three months ended March 31, 2002. Subsequent impairments, if any, would be classified as an operating expense. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each year, in conjunction with the Company’s annual planning process.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Standards (Continued)

The Company’s measurement of fair value was based on an evaluation of future discounted cash flows, public company trading multiples and merger and acquisition transaction multiples. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections. The discounted cash flow evaluation considered several earnings scenarios and the likelihood of possible outcomes. Collectively, this evaluation was management’s best estimate of projected future cash flows. The Company’s discounted cash flow evaluation used a range of discount rates that corresponds to the Company’s weighted-average cost of capital. This discount rate range is consistent with that used for investment decisions and takes into account the specific and detailed operating plans and strategies of the Health Care reporting unit. Certain other key assumptions utilized, including changes in membership, revenue, medical costs, operating expenses and effective tax rates, are based on reasonable estimates related to the Company’s turnaround initiatives. Such assumptions also are consistent with those utilized in the Company’s annual planning process. (Refer to the Company’s 2001 Annual Report on Form 10-K for further discussion of the Company’s turnaround initiatives.) If these turnaround initiatives do not achieve their earnings objectives, the assumptions and estimates underlying this goodwill impairment evaluation as well as the ultimate amount of the goodwill impairment could be adversely affected.

Upon adoption of FAS No. 142, the transition provisions of FAS No. 141, Business Combinations, also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the balance sheet and will continue to be amortized in the income statement. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. On January 1, 2002, the Company reclassified the carrying value of its work force acquired intangible asset of $25.3 million at December 31, 2001 to goodwill. Refer to Note 4 for more detail on the Company’s goodwill and other acquired intangible assets.

Prior to the Company’s adoption of FAS No. 142, goodwill and other intangible assets were amortized over their estimated useful lives, and were tested periodically to determine if they were recoverable from operating earnings on an undiscounted basis over their useful lives and to evaluate the related amortization periods. If it was probable that undiscounted projected operating income (before amortization of goodwill and other acquired intangible assets) was not sufficient to recover the carrying value of the asset, the carrying value was written down through results of operations and, if necessary, the amortization period was adjusted. Operating income considered in such an analysis was either that of the entity acquired, if separately identifiable, or the business segment that acquired the entity.

Accounting for the Impairment or Disposal of Long-Lived Assets
As of January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes previous related accounting standards. It addresses the accounting and reporting for impairment of long-lived assets to be held and used, as well as long-lived assets to be disposed of. It also broadens the presentation of discontinued operations on the income statement to include a component of an entity (rather than a segment of a business). This standard requires that long-lived assets to be held and used be written down to fair value when they are considered impaired. Long-lived assets to be disposed of are to be carried at the lower of carrying amount or fair value less estimated cost to sell. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share (“EPS”) for the three months ended March 31, 2002 and 2001 was as follows:

	Income (Loss)	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

2002
Basic EPS:

Income from continuing operations	$88.0	145.0	$.61

Effect of dilutive securities:

Stock options and other (1)		3.8

Diluted EPS:

Income from continuing operations and assumed conversions	$88.0	148.8	$.59

2001
Basic EPS:

Loss before cumulative effect adjustments (2)	$(48.7)	143.4	$(.34)

(1)	Options to purchase shares of common stock for the three months ended March 31, 2002 of 13.3 million shares (with exercise prices ranging from $35.56 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Since the Company reported a loss before cumulative effect adjustment for the three months ended March 31, 2001, the effect of dilutive securities has been excluded from per common share computations for that period, since including such securities would be anti-dilutive.

4. Goodwill and Other Acquired Intangible Assets

On January 1, 2002, the Company adopted FAS No. 142 and the transition provisions of FAS No. 141, as discussed in more detail in Note 2. As a result, the Company recorded an impairment loss, ceased amortizing goodwill and reclassified the December 31, 2001 carrying value of its work force acquired intangible asset to goodwill. The Company’s only reporting unit with goodwill and other acquired intangible assets is its Health Care business, which also is a reportable segment. Changes in the carrying amount of goodwill were as follows:

(Millions)

Balance at December 31, 2000	$6,781.9

Amortization	(198.1)

Balance at December 31, 2001	6,583.8

Impairment loss	(2,965.7)

Reclassification of work force	25.3

Goodwill adjustment (1)	(25.0)

Balance at March 31, 2002	$3,618.4

(1)	Represents the post-acquisition adjustment of deferred tax liabilities established in purchase accounting relating to the 1996 acquisition of U.S. Healthcare, Inc. This post-acquisition adjustment was the result of the conclusion of several Internal Revenue Service audit issues during the first quarter of 2002.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Other Acquired Intangible Assets (Continued)

The reconciliation of reported net loss and EPS to adjusted net income (loss) and EPS for the three months ended March 31, 2002 and 2001 was as follows:

	Three Months Ended March 31,

(Millions, except EPS data)	2002	2001

Reported net loss	$(2,827.7)	$(48.2)

Add back: Goodwill amortization	—	48.8

Add back: Work force amortization	—	2.8

Adjusted net income (loss)	$(2,827.7)	$3.4

Basic EPS: (1)

Reported net loss	$(19.50)	$(.34)

Add back: Goodwill amortization	—	.34

Add back: Work force amortization	—	.02

Adjusted net income (loss)	$(19.50)	$.02

(1)	Since the Company reported a loss before cumulative effect adjustment for the three months ended March 31, 2001, diluted per share data is not shown, since including dilutive securities in per common share computations for that period would be anti-dilutive. For the three months ended March 31, 2002, refer to the Consolidated Statements of Income for diluted EPS information.

Other acquired intangible assets at March 31, 2002 and December 31, 2001 were as follows:

		Accumulated		Amortization
March 31, 2002 (Millions)	Cost	Amortization	Net Balance	Period (Years)

Other acquired intangible assets:

Customer lists	$919.0	$823.4	$95.6	5-7

Provider networks	677.2	148.5	528.7	20-25

Other	69.2	65.0	4.2	3-5

Total other acquired intangible assets	$1,665.4	$1,036.9	$628.5

December 31, 2001

Other acquired intangible assets:

Customer lists	$919.0	$784.4	$134.6	5-7

Provider networks	677.2	141.5	535.7	20-25

Work force	88.0	62.7	25.3	3-6

Other	69.2	61.8	7.4	3-5

Total other acquired intangible assets	$1,753.4	$1,050.4	$703.0

Annual pretax amortization for other acquired intangible assets over the next five years is estimated to be as follows:

(Millions)

2003	$50.8

2004	42.5

2005	29.4

2006	27.8

2007	27.8

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

Investment securities at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
(Millions)	2002	2001

Debt securities available for sale	$12,943.3	$13,446.0

Equity securities	112.8	124.9

Other investment securities	324.2	689.2

Total investment securities	$13,380.3	$14,260.1

Net investment income includes amounts related to experience-rated contractholders of $53 million and $66 million for the three months ended March 31, 2002 and 2001, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains related to experience-rated contractholders of $3 million and $16 million for the three months ended March 31, 2002 and 2001, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds.

At March 31, 2002 and December 31, 2001, the total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves were as follows.

	March 31, 2002		December 31, 2001

	Total		Total
	Recorded	Specific	Recorded	Specific
(Millions)	Investment	Reserves	Investment	Reserves

Supporting discontinued products	$24.1	$—	$104.2	$14.9

Supporting experience-rated products	45.8	6.5	55.4	5.9

Supporting remaining products	14.7	4.7	14.7	4.7

Total impaired loans (1)	$84.6	$11.2	$174.3	$25.5

(1)	Includes impaired loans of $45.7 million and $60.2 million at March 31, 2002 and December 31, 2001, respectively, for which no specific reserves are considered necessary, as management has assessed the adequacy of collateral underlying such loans.

The activity in the specific and general mortgage loan impairment reserves for the three months ended March 31, 2002 is summarized below (there was no activity in these reserves for the three months ended March 31, 2001):

		Supporting
	Supporting	Experience-	Supporting
	Discontinued	Rated	Remaining
(Millions)	Products	Products	Products	Total(1)

Balance at December 31, 2001	$14.9	$12.4	$5.3	$32.6

Credited to net realized capital gains	(6.2)	(.8)	—	(7.0)

Principal write-offs	(8.7)	(1.0)	—	(9.7)

Balance at March 31, 2002	$—	$10.6	$5.3	$15.9

Balance at March 31, 2001	$28.4	$12.8	$2.8	$44.0

(1)	Total reserves at March 31, 2002 and 2001 include $11.2 million and $29.4 million of specific reserves, respectively, and $4.7 million and $14.6 million of general reserves, respectively.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

Income earned (pretax) and cash received on the average recorded investment in impaired loans for the periods indicated was as follows:

	Three Months Ended			Three Months Ended
	March 31, 2002			March 31, 2001

	Average			Average
	Impaired	Income	Cash	Impaired	Income	Cash
(Millions)	Loans	Earned	Received	Loans	Earned	Received

Supporting discontinued products	$24.1	$.5	$.5	$124.5	$—	$2.2

Supporting experience-rated products	45.9	.8	.7	39.1	.5	.9

Supporting remaining products	14.7	.7	.2	30.2	—	1.1

Total	$84.7	$2.0	$1.4	$193.8	$.5	$4.2

6. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Three Months
	Ended March 31,

(Millions)	2002	2001

Unrealized holding gains (losses) arising during the period (1)	$(68.3)	$90.5

Less: reclassification adjustment for gains and other items included in net loss (2)	5.7	8.4

Net unrealized gains (losses) on securities	$(74.0)	$82.1

(1)	Pretax unrealized holding gains (losses) arising during the period were $(105.1) million and $139.2 million for the three months ended March 31, 2002 and 2001, respectively.

(2)	Pretax reclassification adjustments for gains and other items included in net loss were $8.7 million and $12.9 million for the three months ended March 31, 2002 and 2001, respectively.

7. Severance and Facilities Charge

In the fourth quarter 2001, the Company recorded an after-tax severance and facilities charge of $125 million ($193 million pretax) relating to the implementation of initiatives that are intended to improve the Company’s overall future performance. The initiatives include seeking to reduce 2002 expenses, reorganization and realignment of Health Care operations to better align our business resources with our new customer market-focused approach, business process improvements, product market withdrawals, continued migration off the Prudential healthcare systems and vacating certain facilities (primarily customer service related locations).

The 2001 charge consisted of two types of costs: those that relate to actions under a plan for the involuntary termination of employees and those that relate to an exit plan with respect to certain leased facilities. The severance portion of $130 million pretax is based on a plan to eliminate 4,395 positions (primarily customer service and regional field management functions). The facilities portion of $63 million pretax represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Severance and Facilities Charge (Continued)

The activity during the three months ended March 31, 2002 within the severance and facilities reserve and the related number of positions eliminated were as follows:

(Millions)	Reserve	Positions

Balance at December 31, 2001	$142.6	3,638

Actions taken (1)	(60.6)	(1,363)

Balance at March 31, 2002	$82.0	2,275

(1)	Includes $43.8 million of severance-related actions and $16.8 million related to vacating certain leased facilities.

Severance actions and the vacating of leased facilities, as described above, are expected to be completed by December 31, 2002. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

8. Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”)) in 1993. Under the Company’s accounting for these discontinued products, a reserve for anticipated future losses from these products was established and is reviewed by management quarterly. As long as the reserve continues to represent management’s then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company’s results of operations. The Company’s results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. The current reserve reflects management’s best estimate of anticipated future losses.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 2002, the receivable from continuing products, net of related deferred taxes payable of $89 million on the accrued interest income, was $349 million. At December 31, 2001, the receivable from continuing products, net of related deferred taxes payable of $87 million on accrued interest income, was $345 million. These amounts were eliminated in consolidation.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Products (Continued)

Results of discontinued products for the three months ended March 31, 2002 and 2001 were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended March 31, 2002	Results	Future Losses	Net(1)

Net investment income	$101.3	$—	$101.3

Net realized capital losses	(29.7)	29.7	—

Interest earned on receivable from continuing products	6.6	—	6.6

Other income	12.4	—	12.4

Total revenue	90.6	29.7	120.3

Current and future benefits	100.8	16.4	117.2

Operating expenses	3.1	—	3.1

Total benefits and expenses	103.9	16.4	120.3

Results of discontinued products	$(13.3)	$13.3	$—

Three months ended March 31, 2001

Net investment income	$117.3	$—	$117.3

Net realized capital gains	8.4	(8.4)	—

Interest earned on receivable from continuing products	7.1	—	7.1

Other income	10.1	—	10.1

Total revenue	142.9	(8.4)	134.5

Current and future benefits	107.7	23.6	131.3

Operating expenses	3.2	—	3.2

Total benefits and expenses	110.9	23.6	134.5

Results of discontinued products	$32.0	$(32.0)	$—

(1)	Amounts are reflected in the March 31, 2002 and 2001 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at March 31, 2002 and December 31, 2001 were as follows (1):

	March 31,	December 31,
(Millions)	2002	2001

Assets:

Debt securities available for sale	$3,453.1	$3,573.8

Equity securities	203.4	211.0

Mortgage loans	776.5	822.1

Investment real estate	120.9	130.4

Loaned securities	119.1	131.9

Other investments (2)	475.2	481.4

Total investments	5,148.2	5,350.6

Collateral received under securities loan agreements	122.0	135.2

Current and deferred income taxes	100.5	93.0

Receivable from continuing products (3)	438.3	431.7

Total assets	$5,809.0	$6,010.5

Liabilities:

Future policy benefits	$4,472.9	$4,512.6

Policyholders’ funds	200.9	261.5

Reserve for anticipated future losses on discontinued products	931.6	944.9

Collateral payable under securities loan agreements	122.0	135.2

Other	81.6	156.3

Total liabilities	$5,809.0	$6,010.5

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $54.4 million and $55.7 million at March 31, 2002 and December 31, 2001, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Products (Continued)

At March 31, 2002 and December 31, 2001, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The previous years’ actual participant withdrawal experience is used for the current year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the “Society”). In 1995, the Society published the 1994 Uninsured Pensioner’s Mortality table which the Company has used since then.

The Company’s assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liabilities have run off.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2002 was as follows (pretax):

(Millions)

Reserve at December 31, 2001	$944.9

Operating income	7.5

Net realized capital losses	(29.7)

Mortality and other	8.9

Reserve at March 31, 2002	$931.6

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains and losses, as of each fiscal quarter end. At March 31, 2002, the minimum level was approximately $4.4 billion. The Company met this requirement at March 31, 2002. The Company is also required to maintain its ratio of consolidated total debt to consolidated earnings for the preceding twelve month period at or below 3.0. For this purpose, consolidated earnings equals net income (excluding any extraordinary gains or losses) plus interest expense, income tax expense, depreciation expense, amortization expense, the goodwill impairment resulting from the adoption of FAS No. 142, and certain excluded charges. The Company met this requirement at March 31, 2002. Refer to Aetna Inc.’s 2001 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

10. Capital Stock

On January 25, 2002, the Board of Directors authorized the issuance of approximately 7.5 million of the Company’s common shares to eligible employees in accordance with the 2002 Stock Incentive Plan. On January 25, 2002, the Board of Directors’ Committee on Compensation and Organization approved a grant of approximately 5 million stock options to purchase common shares of the Company at $35.78 per share.

The preliminary voting results from the Company’s Annual Meeting on April 26, 2002 indicate that the Company’s shareholders approved the Aetna Inc. Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, 6.5 million of the Company’s common shares are authorized for purchase by eligible employees in accordance with the ESPP’s provisions. All employees of the Company are eligible to participate in the ESPP if employed immediately prior to the first day of the offering period. Employees may contribute a percentage of their base salary through payroll deductions. Contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period (the “Purchase Date”). On the Purchase Date, stock is purchased for all participating employees based on the contributions accumulated (subject to a $25 thousand annual limit per employee). The purchase price of the stock will be based on a discounted percentage (such discount may not exceed 15%) of the lesser of the stock price at the beginning or the end of the offering period. It is anticipated that the ESPP will be offered semi-annually beginning July 2002 through June 2006 and that the purchase price in the first offering will be at a 10% discount.

11. Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, the amount of dividends that may be paid through the end of 2002 to Aetna Inc. by its domestic insurance and HMO subsidiaries as calculated at March 31, 2002 without prior approval by state regulatory authorities is limited to approximately $255 million in the aggregate. There are no such restrictions on distributions from Aetna Inc. to its shareholders. At March 31, 2002, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries was $3.4 billion. At December 31, 2001, such surplus was $3.6 billion.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information

Summarized financial information for the Company’s principal operations for the three months ended March 31, was as follows:

		Group	Large Case	Corporate	Discontinued	Total
(Millions)	Health Care	Insurance	Pensions	Interest	Operations	Company

2002
Revenues from external customers	$4,505.9	$372.0	$64.0	$—	$—	$4,941.9

Net investment income	75.8	66.1	175.5	—	—	317.4

Total revenue, excluding net realized capital gains (losses)	$4,581.7	$438.1	$239.5	$—	$—	$5,259.3

Operating earnings (loss) (1)	$44.7	$33.0	$6.3	$(19.1)	$—	$64.9

Other item (2)	19.8	—	—	—	—	19.8

Net realized capital gains (losses), net of tax	2.5	1.7	(.9)	—	—	3.3

Income (loss) from continuing operations	67.0	34.7	5.4	(19.1)	—	88.0

Income from discontinued operations, net of tax (3)	—	—	—	—	50.0	50.0

Cumulative effect adjustment, net of tax	(2,965.7)	—	—	—	—	(2,965.7)

Net income (loss)	$(2,898.7)	$34.7	$5.4	$(19.1)	$50.0	$(2,827.7)

2001
Revenues from external customers	$5,532.0	$352.9	$98.3	$—	$—	$5,983.2

Net investment income	108.0	86.6	216.4	—	—	411.0

Total revenue, excluding net realized capital gains (losses)	$5,640.0	$439.5	$314.7	$—	$—	$6,394.2

Operating earnings (loss) (1)	$(72.7)	$45.2	$10.6	$(19.7)	$—	$(36.6)

Other item (4)	(34.3)	—	—	—	—	(34.3)

Net realized capital gains (losses), net of tax	14.8	8.2	(.8)	—	—	22.2

Income (loss) from continuing operations	(92.2)	53.4	9.8	(19.7)	—	(48.7)

Cumulative effect adjustment, net of tax	.5	—	—	—	—	.5

Net income (loss)	$(91.7)	$53.4	$9.8	$(19.7)	$—	$(48.2)

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2)	The other item excluded from 2002 operating earnings is a $19.8 million income tax benefit resulting from the release of state income tax related reserves in connection with the favorable conclusion of several state tax audits.

(3)	As discussed in more detail in Note 14, the Company released $50 million of federal income tax reserves resulting from the resolution of several Internal Revenue Service audit issues during the first quarter of 2002 that related to the property and casualty insurance business of one of Aetna’s predecessors.

(4)	The other item excluded from the 2001 operating loss is a $34.3 million after-tax charge for unfavorable runoff related to exited Medicare markets.

13. Commitments and Contingent Liabilities

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

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

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

The plaintiffs in the Conte, O’Neill, Williamson, Amorosi, McCarron, Romero, O’Brien and Chapman cases (together with Curtright, the “Subscriber Cases”) seek to represent purported nationwide classes of current and former members of the Company’s health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber (the former chairman of Aetna) and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O’Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company moved to dismiss the amended complaint on August 13, 2001. On February 20, 2002, the Florida Federal Court granted the Company’s motion in part and denied it in part. The Florida Federal Court dismissed Amorosi’s RICO claims based upon the McCarran Ferguson Act and kept intact the other two putative class members’ RICO claims. The Florida Federal Court also narrowed all plaintiffs’ ERISA claims to (1) allegations of interference with physician-patient communications and (2) allegations of misrepresentations of medical necessity for those plaintiffs who are no longer subscribers to Aetna Inc.’s health plans. The Florida Federal Court permitted the plaintiffs to file an amended complaint by March 20, 2002. On March 26, 2002, the Florida Federal Court certified for interlocutory review by the United States Court of Appeals for the Eleventh Circuit (the “Appeals Court”) the question whether a subscriber who has not actually been denied care can state a claim under RICO. The Company and other defendants have asked the Appeals Court to accept that appeal. On September 29, 2000, plaintiffs moved for class certification. The class certification motion has been fully briefed, and the Florida Federal Court heard argument on that motion on July 24, 2001.

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

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

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

On June 25, 2001, the Appeals Court issued an order staying the Provider Cases pending before the Florida Federal Court while the Appeals Court considered an appeal taken by other defendants of an order of the Florida Federal Court concerning the effect of arbitration clauses contained in contracts between certain individual plaintiffs and the appellants. On March 14, 2002, the Appeals Court upheld that order.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. Trial currently is scheduled to begin on June 7, 2002. Defendants intend to continue to defend this action vigorously.

In addition, two complaints were filed in the Chancery Court for Davidson County, Tennessee on April 25, 2002 against the Company. The Tennessee Medical Association filed one complaint on behalf of its members. Raymond J. Wesley filed the other complaint on behalf of a purported class of Tennessee Medical Association members who provided services to the Company’s members on or after April 25, 1996. Each complaint alleges that the Company engages in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians, and that the Company has been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. The Tennessee Medical Association complaint seeks injunctive relief and attorneys’ fees under Tennessee’s unfair trade practices and “prompt pay” statutes. The Wesley complaint asserts claims under the same statutes and various common law doctrines and seeks similar injunctive relief, along with unspecified money damages and punitive damages. Each of these actions is in the preliminary stages, and the Company intends to defend each action vigorously.

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

NYLCare Texas Sale Litigation

On March 30, 2001, Health Care Service Corporation (“HCSC”) provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that Aetna Inc. failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. Aetna Inc. believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001, transmitted an answer denying the material allegations. Discovery has begun, and arbitration hearings currently are scheduled to begin on May 13, 2002. Aetna Inc. intends to continue to defend this matter vigorously.

Securities Class Action Litigation

Several purported class action complaints (the “Complaints”) have been filed against the Company and two of its officers or directors, William H. Donaldson and John W. Rowe, M.D., alleging violations of federal securities laws. The Complaints allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000. The Complaints seek unspecified damages, among other remedies. Four Complaints were filed in the United States District Court for the Southern District of New York by individuals on the dates indicated: Hanford Quock (November 6, 2001), Eugene Lefkowitz (November 9, 2001), Fran Lerner (November 27, 2001) and Brian Barry (December 6, 2001). Two other Complaints were filed in the United States District Court for the Eastern District of Pennsylvania by individuals on the dates indicated: Laborers Tri-County Pension Fund (November 30, 2001) and Market Street Securities, Inc. (December 17, 2001). The Pennsylvania actions subsequently were dismissed voluntarily, and the New York actions have been consolidated. Defendants intend to vigorously defend this litigation, which is in its preliminary stages.

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation, NYLCare Texas Sale Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome could be material to the Company.

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

In addition, the Company’s business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There continues to be heightened review by these regulators of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during 2002. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

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

Item 1. Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Discontinued Operations

The Company released $50 million of federal income tax reserves resulting from the resolution of several Internal Revenue Service audit issues during the first quarter of 2002 that related to the property and casualty insurance business of one of Aetna’s predecessors.

Independent Accountants’ Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the condensed consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 24, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the “Company”) for the three months ended March 31, 2002 and 2001. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) contained in the Company’s 2001 Annual Report on Form 10-K.

OVERVIEW

General

At March 31, 2002, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) (“Risk”) and an employer-funded basis (where the plan sponsor under an administrative service contract, and not the Company, assumes all or a majority of this risk) (“ASC”). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products (“Indemnity”). The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services.

Consolidated Results

The Company reported income from continuing operations of $88 million for the three months ended March 31, 2002, compared to a loss from continuing operations of $49 million for the corresponding period in 2001. Income from continuing operations per diluted common share for the three months ended March 31, 2002 was $.59, compared with a loss from continuing operations per common share of $.34 for the corresponding period in 2001. These results include net realized capital gains of $3 million for the three months ended March 31, 2002 and $22 million for the corresponding period in 2001. Results for the first quarter of 2001 also include amortization of goodwill of approximately $49 million. Upon adoption of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing goodwill as well as certain other acquired intangible assets as discussed below. Excluding net realized capital gains for both periods and amortization of goodwill for the three months ended March 31, 2001, income from continuing operations would have been $85 million for the first quarter of 2002, compared to a loss from continuing operations of $22 million for the corresponding period in 2001. The Company reported a net loss of $2.8 billion for the three months ended March 31, 2002 which includes income from discontinued operations of $50 million and a previously announced cumulative effect adjustment of approximately $3 billion as discussed below. The Company reported a net loss of $48 million for the three months ended March 31, 2001 which includes a cumulative effect adjustment of $.5 million.

New Accounting Standard on Goodwill and Other Acquired Intangible Assets

As of January 1, 2002, the Company adopted FAS No. 142. This Standard eliminates goodwill amortization from the Consolidated Statement of Income and requires an evaluation of goodwill for impairment upon adoption of this Standard, as well as subsequent evaluations on an annual basis, or more frequently if circumstances indicate a possible impairment. As a result, the Company recorded an impairment of goodwill of approximately $3 billion in the first quarter of 2002 which is recorded as a cumulative effect adjustment in the Consolidated Statement of Income. Refer to “Goodwill and Other Acquired Intangible Assets” within this report and Notes 2 and 4 of Condensed Notes to Consolidated Financial Statements for more information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE

Operating Summary

	Three Months Ended March 31,

(Millions)	2002	2001	% Change

Premiums:

Commercial HMO (1)	$2,951.5	$3,628.7	(18.7)%

Medicare HMO	274.0	506.2	(45.9)

Other (2)	819.3	932.8	(12.2)

Total premiums	4,044.8	5,067.7	(20.2)

Administrative services contract fees	456.2	458.1	(.4)

Net investment income	75.8	108.0	(29.8)

Other income	4.9	6.2	(21.0)

Net realized capital gains	4.1	23.3	(82.4)

Total revenue	4,585.8	5,663.3	(19.0)

Health care costs	3,448.2	4,604.2	(25.1)

Salaries and related benefits	533.3	593.6	(10.2)

Other operating expenses	488.2	471.9	3.5

Amortization of goodwill	—	49.5	(100.0)

Amortization of other acquired intangible assets	49.2	57.7	(14.7)

Total benefits and expenses	4,518.9	5,776.9	(21.8)

Income (loss) before income tax benefits and cumulative effect adjustments	66.9	(113.6)	—

Income tax benefits	(.1)	(21.4)	99.5

Cumulative effect adjustments, net of tax	(2,965.7)	.5	—

Net loss	$(2,898.7)	$(91.7)	—%

Net realized capital gains, net of tax (included above)	$2.5	$14.8	(83.1)%

(1)	Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)	Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

Results

Health Care’s net loss for the three months ended March 31, 2002 reflects a decrease of $2.8 billion from the net loss reported for the corresponding period in 2001. The table presented below identifies certain items excluded from the net loss to arrive at operating earnings or loss, which management believes provides a comparison more reflective of Health Care’s underlying business performance, and reconciles operating earnings or loss to net loss reported in accordance with accounting principles generally accepted in the United States of America.

	Three Months
	Ended March 31,

(Millions)	2002	2001

Net loss	$(2,898.7)	$(91.7)

Other items included in net loss:

Net realized capital gains	(2.5)	(14.8)

Amortization of goodwill	—	48.8

Amortization of other acquired intangible assets	32.0	37.6

Release of state income tax reserves (1)	(19.8)	—

Cumulative effect adjustments	2,965.7	(.5)

Operating earnings (loss)	$76.7	$(20.6)

(1)	During the first quarter of 2002, the Company released $19.8 million of state income tax related reserves as a result of the favorable conclusion of several state tax audits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Operating earnings for the three months ended March 31, 2002 reflect an increase of $97 million from the operating loss for the three months ended March 31, 2001. This increase is due primarily to significant premium rate increases, partially offset by higher per member medical costs for Commercial HMO. This increase was partially offset by a decrease in net investment income primarily due to lower interest rates as well as mortgage loan prepayments in the first quarter of 2001, which did not occur in the first quarter of 2002. Operating earnings for the first quarter of 2002 also reflect a decrease in operating expenses, including salaries and related benefits, resulting from expense reduction initiatives.

Commercial HMO

Commercial HMO premiums decreased $677 million for the three months ended March 31, 2002, when compared to the corresponding period in 2001. This decrease reflects membership reductions, partially offset by significant premium rate increases on renewing business (partially offset by a shift in the geographic mix of membership and customers selecting lower premium plans).

The Commercial HMO medical cost ratio was 86.2% for the three months ended March 31, 2002 compared to 90.0% for the corresponding period in 2001. The decrease in 2002 was the result of significant per member premium rate increases outpacing per member medical cost increases. Higher per member medical costs were primarily due to higher utilization related to first quarter 2002 services. Higher per member medical costs for the first quarter 2002 also reflect the impact of certain unit cost increases. While the specific factors vary in importance by local market, the major drivers of the increase in utilization include an increase in physician costs (including specialists), inpatient services, pharmacy, and outpatient services (particularly ambulatory surgeries and radiology). Medical costs for the three months ended March 31, 2001 include approximately $35 million pretax of medical costs related to services performed in prior periods, primarily the fourth quarter of 2000 (costs in excess of related medical cost reserves established at December 31, 2000).

Medicare HMO

Medicare HMO premiums decreased by $232 million for the three months ended March 31, 2002, when compared to the corresponding period in 2001. This decrease was due to the Company exiting a number of Medicare service areas on January 1, 2002, which represented approximately 37% of the Company’s total Medicare membership at December 31, 2001. This decrease was partially offset by increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services (“CMS”).

The Medicare HMO medical cost ratio was 80.5% for the three months ended March 31, 2002, compared to 93.7% (excluding premiums and medical costs relating to Medicare service areas that the Company exited on January 1, 2001) for the corresponding period in 2001. This decrease reflects the Company’s exit from certain Medicare service areas on January 1, 2002 which had high medical cost ratios and increases in supplemental premiums and rate increases by CMS. The decrease also reflects significant benefit plan changes, lower utilization and a small amount of favorable reserve development. For subsequent 2002 periods, the Company believes the Medicare HMO medical cost ratio will increase from the first quarter 2002 level. For the three months ended March 31, 2001, the Medicare HMO medical cost ratio (including those Medicare service areas the Company exited on January 1, 2001) was 104.1%. Medical costs recorded in the first quarter of 2001 that related to services performed in prior periods (costs in excess of related medical cost reserves established at December 31, 2000) totaled approximately $54 million pretax, which related almost entirely to those Medicare service areas exited on January 1, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Medicaid Sale

On August 1, 2001, the Company completed the sale of its New Jersey Medicaid and New Jersey Family Care businesses to AmeriChoice. The agreement covered approximately 118,000 New Jersey Medicaid beneficiaries and members of the New Jersey Family Care program for uninsured children and adults. The operating results of the Medicaid business sold were not material to the Company’s results of operations.

Health Care Costs Payable

Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable are estimated periodically, and any resulting adjustments are reflected in current-period operating results within health care costs. Health care costs payable are based on a number of factors, including those derived from historical claim experience. A large portion of health care claims are not submitted to the Company until after the end of the quarter in which services are rendered by providers to members. As a result, an extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of the estimates is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at March 31, 2002 would cause these estimates to change in the near term, and such a change could be material.

Other Revenue

ASC fees for the first quarter of 2002 decreased slightly compared to the corresponding period in 2001. This decrease reflects overall lower ASC membership levels, partially offset by an increase in rates.

Net realized capital gains for the first quarter of 2002 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a declining interest rate environment, partially offset by capital losses resulting primarily from the write-down of certain investments in debt and equity securities. Net realized capital gains for the first quarter of 2001 reflect collections of previously charged-off mortgage loans, as well as gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a then declining interest rate environment. These gains were partially offset by capital losses resulting primarily from the write-down of certain debt securities.

Income Taxes

During the first quarter of 2002, the Company released approximately $20 million of state income tax related reserves as a result of the favorable conclusion of several state tax audits. Excluding this income tax benefit, amortization of goodwill for the first quarter of 2001 as well as net realized capital gains and amortization of other acquired intangible assets for both periods, the effective tax rate was 31.5% and 30.3% for the three months ended March 31, 2002 and 2001, respectively. The increase in the effective tax rate for the first quarter of 2002, compared to the corresponding period in 2001, primarily reflects a change in the mix of state income taxes that apply to pretax income in the first quarter of 2002 and the pretax loss in the first quarter of 2001. This mix of state income taxes depends on which states the Company’s earnings or losses are incurred in and the level of such earnings or losses, due to differing tax rates and/or limitations of allowed losses in various states.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Membership

Health Care’s membership was as follows:

	March 31, 2002			March 31, 2001

(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Commercial
HMO (1)	4,970	1,370	6,340	7,428	1,062	8,490

POS	145	2,567	2,712	201	2,974	3,175

PPO	791	3,189	3,980	938	3,183	4,121

Indemnity	129	1,593	1,722	238	1,778	2,016

Total Commercial Membership	6,035	8,719	14,754	8,805	8,997	17,802

Medicare HMO	135	—	135	283	—	283

Medicaid HMO	12	143	155	136	103	239

Total Health Membership	6,182	8,862	15,044	9,224	9,100	18,324

Dental	4,824	7,303	12,127	6,186	8,007	14,193

(1)	Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,270 at March 31, 2002 and 1,826 at March 31, 2001.

Total health membership as of March 31, 2002 decreased by approximately 3 million members, compared to March 31, 2001, resulting from the Company’s strategic and operational initiatives, including significant price increases, the exit of under-performing Commercial HMO products in certain markets and the exit from certain Medicare service areas.

Outlook

The Company continues to implement the strategic repositioning of its business and is taking significant actions designed to improve profitability and competitiveness. As a result, certain key actions and the Company’s success in implementing them, and other matters discussed below, are expected to be significant drivers of the Company’s 2002 financial performance. Second quarter 2002 results are expected to be lower than the first quarter of 2002 due to a seasonal increase of medical costs and less favorable Medicare HMO results.

Medical Costs/Pricing Actions. The Company continues to take certain actions designed to improve its medical cost ratios while also undertaking initiatives to improve relations with providers. The Company attempts to improve profitability through price increases and, where appropriate, through better underwriting and utilization management techniques. A majority of the Company’s pricing actions related to its health risk business were implemented by March 31, 2002 and such actions reflect significant price increases. However, premiums for full risk health plans are generally fixed for one-year periods and, accordingly, cost levels in excess of future medical cost projections reflected in pricing cannot be recovered in the contractual year through higher premiums. As a result, the Company’s results for 2002 are particularly sensitive to the price increases it achieves for business renewing in the early part of the year. Medical cost trend (the rate of increase in medical costs) rose significantly in 2001 and there can be no assurances regarding the accuracy of medical cost projections assumed for pricing purposes. If the rate of increase in medical costs in 2002 were to exceed the levels projected for pricing purposes, our results would be materially adversely affected.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Membership. Premium increases for 2002 renewals and other actions resulted in significantly reduced membership for 2002. Actions affecting membership also include the exit of certain Medicare service areas and the exit of under-performing Commercial HMO products in certain markets. Further premium increases in 2002 are expected to result in additional membership reductions. The membership reductions resulting from pricing and other actions will lower revenue, but these actions are designed to help reduce medical cost ratios and thereby improve profitability. However, if membership declines more than we expected or if we lose accounts with favorable medical cost experience while retaining accounts with unfavorable medical cost experience, our business and results of operations may be materially adversely affected. The Company projects that its December 31, 2002 health membership will be approximately 14 million members.

Expense Initiatives. In light of significant membership declines in 2002, the Company will need to continue to reduce operating expenses. The Company continues to implement initiatives designed to improve the efficiency of its operations, while at the same time attempting to improve customer service and comply with important new privacy and other regulations. The Company announced in the fourth quarter of 2001 that it is taking actions to reduce its workforce by approximately 6,000 positions by the end of 2002. The reduction of approximately 1,600 of these positions is expected to be achieved through attrition and approximately 4,400 positions (primarily customer service and regional field management) will be eliminated. (Refer to “Severance and Facilities Charge” for additional details.) The Company is also continuing to implement other cost-savings initiatives in 2002. As a result, the Company projects that its overall selling, general and administrative expenses for the health business will decline in 2002 as compared to 2001 levels. However, the Company also expects that due to the reduction in membership discussed above, its per member per month operating costs will increase in 2002.

The future performance of the Company in 2002 and beyond will depend in large part on its ability to design and implement its strategic and operational initiatives. If these initiatives do not achieve their objectives, or result in continued increases in medical cost trends or other adverse affects, the Company’s results in future periods would be materially adversely affected.

Refer to “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K for information regarding other important factors that are expected to affect the Company’s 2002 financial performance.

GROUP INSURANCE

Operating Summary

	Three Months Ended March 31,

(Millions)	2002	2001	% Change

Premiums:

Life	$265.8	$263.6	.8%

Disability	81.9	65.6	24.8

Long-term care	14.9	14.2	4.9

Total premiums	362.6	343.4	5.6

Administrative services contract fees	8.4	8.5	(1.2)

Net investment income	66.1	86.6	(23.7)

Other income	1.0	1.0	—

Net realized capital gains	2.7	12.4	(78.2)

Total revenue	440.8	451.9	(2.5)

Current and future benefits	343.5	329.3	4.3

Salaries and related benefits	20.3	22.8	(11.0)

Other operating expenses	25.8	19.5	32.3

Total benefits and expenses	389.6	371.6	4.8

Income before income taxes	51.2	80.3	(36.2)

Income taxes	16.5	26.9	(38.7)

Net income	$34.7	$53.4	(35.0)%

Net realized capital gains, net of tax (included above)	$1.7	$8.2	(79.3)%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (Continued)

Results

Net income for Group Insurance for the three months ended March 31, 2002 decreased $19 million compared to the corresponding period in 2001. Excluding net realized capital gains, results for the three months ended March 31, 2002 decreased $12 million compared to the corresponding period in 2001. The decrease is due primarily to lower net investment income resulting from mortgage loan prepayments in the first quarter of 2001, which did not occur in the first quarter of 2002, as well as lower yields on debt securities and certain other short-term investment securities during the first quarter of 2002. The decrease in results was partially offset by a decrease in the benefit cost ratio (current and future benefits divided by premiums). The lower benefit cost ratio reflects an increase in premiums which outpaced increases in current and future benefits. The benefit cost ratio was 94.7% for the three months ended March 31, 2002, compared to 95.9% for the corresponding period in 2001.

Net realized capital gains for the three months ended March 31, 2002 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a declining interest rate environment. These gains were partially offset by capital losses resulting primarily from the write-down of certain investments in debt and equity securities. Net realized capital gains for the three months ended March 31, 2001 primarily reflect collections of previously charged-off mortgage loans, as well as gains from debt securities resulting from the Company’s rebalancing of its investment portfolio in a declining interest rate environment. These gains were partially offset by capital losses resulting primarily from the write-down of certain debt securities.

To provide a comparison that management believes is more reflective of Group Insurance’s performance, the operating earnings discussion, including the information presented in the table that follows, excludes net realized capital gains.

	Three Months Ended March 31,

(Millions)	2002	2001

Operating earnings:

Life products	$24.5	$32.1

Disability and Long-term care products	8.5	13.1

Total Group Insurance	$33.0	$45.2

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products decreased compared to the first quarter of 2001. This decrease is primarily due to lower net investment income, as discussed above, as well as a slight increase in operating expenses.

Disability and Long-term care Products

Disability and Long-term care products consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the costs of care in private home settings, adult day care, assisted living or nursing facilities. Operating earnings decreased primarily due to lower net investment income, as discussed above, offset in part by a decline in the combined benefit cost ratio for Disability and Long-term care products. The decline in the benefit cost ratio is due primarily to an increase in Disability premiums and favorable Disability claim experience.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (Continued)

Membership

Group Insurance’s membership was as follows:

(Thousands)	March 31, 2002	March 31, 2001

Life products	9,396	9,165

Disability products	2,305	2,232

Long-term care products	174	127

Total	11,875	11,524

Total Group Insurance membership as of March 31, 2002 increased 351,000 when compared to March 31, 2001. Group Insurance lapses decreased 821,000 for the first quarter of 2002, compared to lapses in the corresponding period in 2001. This was partially offset by a decrease of 266,000 in sales for the three months ended March 31, 2002, compared to sales in the corresponding period in 2001.

Outlook

Refer to “Group Insurance-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form
10-K for information regarding important factors that are expected to affect the Company’s 2002 financial performance.

LARGE CASE PENSIONS

Operating Summary

	Three Months Ended March 31,
(Millions)	2002	2001	% Change

Premiums	$59.3	$91.3	(35.0)%

Net investment income	175.5	216.4	(18.9)

Other income	4.7	7.0	(32.9)

Net realized capital losses	(1.4)	(1.2)	(16.7)

Total revenue	238.1	313.5	(24.1)

Current and future benefits	224.1	292.0	(23.3)

Salaries and related benefits	3.8	4.6	(17.4)

Other operating expenses	1.3	1.8	(27.8)

Total benefits and expenses	229.2	298.4	(23.2)

Income before income taxes	8.9	15.1	(41.1)

Income taxes	3.5	5.3	(34.0)

Net income	$5.4	$9.8	(44.9)%

Net realized capital losses, net of tax (included above)	$(.9)	$(.8)	(12.5)%

Assets under management:(1)

Fully guaranteed discontinued products	$5,095.4	$5,434.1	(6.2)%

Experience-rated	6,274.5	6,789.7	(7.6)

Nonguaranteed	8,181.8	10,880.1	(24.8)

Total assets under management	$19,551.7	$23,103.9	(15.4)%

(1)	Excludes net unrealized capital gains of $60.2 million and $210.5 million at March 31, 2002 and 2001, respectively.

Results

Large Case Pensions’ net income for the three months ended March 31, 2002 decreased $4 million compared with the corresponding period in 2001. Excluding net realized capital losses, results for the three months ended March 31, 2002 decreased $4 million compared to the corresponding period in 2001. The decrease is consistent with the continued decline in underlying liabilities and related assets supporting the business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended March 31,
(Millions)	2002	2001

Scheduled contract maturities and benefit payments (1)	$177.5	$272.4

Contractholder withdrawals other than scheduled contract maturities and benefit payments	56.3	73.1

Participant-directed withdrawals	5.0	5.3

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Outlook

Refer to “Large Case Pensions-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K regarding important factors that are expected to affect the Company’s 2002 financial performance.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

The results of discontinued products were as follows:

	Three Months Ended March 31,
(Millions)	2002	2001

Interest margin (1)	$.3	$6.2

Net realized capital gains (losses)	(19.2)	6.3

Interest earned on receivable from continuing products	4.3	4.6

Other, net	6.1	4.6

Results of discontinued products, after tax	$(8.5)	$21.7

Results of discontinued products, pretax	$(13.3)	$32.0

Net realized capital gains (losses) from sales of bonds, after tax (included above)	$(16.1)	$9.3

(1)	The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

The interest margin for the three months ended March 31, 2002 decreased compared to the corresponding period of 2001, primarily due to the receipt of prepayment penalty fees on the mortgage loan portfolio in the first quarter of 2001 which did not occur during 2002. The net realized capital loss for the first quarter of 2002 is due primarily to sales and the write-down of certain debt securities partially offset by capital gains reflecting the Company’s rebalancing of its investment portfolio in a declining interest rate environment.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $349 million at March 31, 2002 and $345 million at December 31, 2001, net of related deferred taxes payable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2002 was as follows (pretax):

(Millions)

Reserve at December 31, 2001	$944.9

Operating income	7.5

Net realized capital losses	(29.7)

Mortality and other	8.9

Reserve at March 31, 2002	$931.6

The discontinued products investment portfolio is as follows:

(Millions)	March 31, 2002		December 31, 2001
Class	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,453.1	67.1%	$3,573.8	66.8%

Loaned securities	119.1	2.3	131.9	2.5

Total debt securities	3,572.2	69.4	3,705.7	69.3

Mortgage loans	776.5	15.1	822.1	15.4

Investment real estate	120.9	2.3	130.4	2.4

Equity securities	203.4	4.0	211.0	3.9

Other (1)	475.2	9.2	481.4	9.0

Total	$5,148.2	100.0%	$5,350.6	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $54.4 million at March 31, 2002 and $55.7 million at December 31, 2001, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products were as follows:

	Three Months Ended March 31,
(Millions)	2002	2001

Scheduled contract maturities, settlements and benefit payments	$193.7	$180.8

Participant-directed withdrawals	1.0	1.9

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s long-term and short-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $19 million for the three months ended March 31, 2002 and $20 million for the corresponding period in the prior year. The decrease in interest expense is primarily a result of lower interest rates during the first quarter of 2002, compared to the corresponding period in 2001, and a benefit from the Company’s interest rate swap agreement entered into in December 2001.

Outlook

Refer to “Corporate Interest-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K regarding important factors that are expected to affect the Company’s 2002 financial performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SEVERANCE AND FACILITIES CHARGE

In the fourth quarter of 2001, the Company recorded a severance and facilities charge of $125 million after tax relating to the implementation of initiatives that are intended to improve the Company’s overall future performance. The initiatives include seeking to reduce 2002 expenses, reorganization and realignment of Health Care operations to better align our business resources with our new customer market-focused approach, business process improvements, product market withdrawals, continued migration off the Prudential Health Care systems and vacating certain facilities (primarily customer service-related locations). This charge included $85 million after tax for severance activities relating to the elimination of approximately 4,400 employee positions (primarily customer service and regional field management functions) and $40 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities are expected to be completed by December 31, 2002.

The Company eliminated 1,363 positions and vacated certain leased facilities in the first quarter of 2002, resulting in a reduction of the severance and facilities reserve of approximately $61 million pretax. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details on the severance and facilities reserve.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	March 31, 2002	December 31, 2001

Debt securities available for sale	$12,943.3	$13,446.0

Loaned securities	663.8	608.1

Total debt securities	13,607.1	14,054.1

Mortgage loans	1,972.6	2,045.0

Equity securities	228.0	242.1

Other investment securities	324.2	689.2

Investment real estate	341.9	359.7

Other (1)	1,612.8	1,472.9

Total investments	$18,086.6	$18,863.0

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $639.5 million at March 31, 2002 and $691.6 million at December 31, 2001 included in long-term investments on the Consolidated Balance Sheets.

Debt Securities

Debt securities represented 75% at March 31, 2002 and December 31, 2001 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	March 31, 2002	December 31, 2001

Supporting discontinued products	$3,572.2	$3,705.7

Supporting experience-rated products	2,111.7	2,167.4

Supporting remaining products	7,923.2	8,181.0

Total debt securities (1)	$13,607.1	$14,054.1

(1)	Total debt securities include “Below Investment Grade” Securities of $798 million at March 31, 2002, and $965 million at December 31, 2001, of which 24% at March 31, 2002 and 23% at December 31, 2001 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $54 million at March 31, 2002 and $266 million at December 31, 2001. Of the net unrealized capital gains at March 31, 2002, $57 million relate to assets supporting discontinued products and $15 million relate to experience-rated products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (Continued)

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	March 31, 2002	December 31, 2001

Supporting discontinued products	$776.5	$822.1

Supporting experience-rated products	530.3	563.1

Supporting remaining products	665.8	659.8

Total mortgage loans	$1,972.6	$2,045.0

During the first three months of 2002, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 11% of the Company’s total invested assets at March 31, 2002 and December 31, 2001.

Problem, restructured and potential problem loans included in mortgage loans were $85 million at March 31, 2002 and $174 million at December 31, 2001, of which 83% at March 31, 2002 and 92% at December 31, 2001 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $11 million at March 31, 2002 and $26 million at December 31, 2001. Refer to Note 5 of Condensed Notes to Consolidated Financial Statements for additional information.

Risk Management and Market-Sensitive Instruments

The Company manages interest rate risk by seeking to maintain a tight duration band where appropriate, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. The Company’s use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, forward contracts and futures contracts. These instruments, viewed separately, subject the Company to varying degrees of interest rate, equity price and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall risk.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of March 31, 2002. Refer to Aetna Inc.’s 2001 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

Cash flows used for operating activities were approximately $215 million for the three months ended March 31, 2002. Excluding the impact of changes in insurance reserves related to the Large Case Pensions business segment, cash flows used for operating activities were approximately $117 million. Uses of operating cash reflect the payment of approximately $425 million from estimated reserves the Company held at December 31, 2001 for members which lapsed at that date. This was partially offset by the collection of an estimated $100 million of premiums receivable at December 31, 2001 for these lapsed members. Cash flows used for operating activities also reflect approximately $40 million for payments related to severance and facilities reserves. Refer to the “Consolidated Statements of Cash Flows” for additional information.

Dividends

The Company intends to pay an annual dividend of $.04 per common share, payable in the fourth quarter of each year. The Board of Directors (the “Board”) will review the Company’s common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are the Company’s results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

At March 31, 2002, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. The maximum amount of short-term borrowings outstanding during the first quarter of 2002 was $145 million. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 18.4% at March 31, 2002. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

On February 13, 2002, Moody’s Investors Service downgraded the Company’s senior debt rating from Baa2 to Baa3, the Company’s commercial paper rating from P2 to P3 and Aetna Life Insurance Company’s claims paying/financial strength rating from A2 to A3. This downgrade is not expected to materially affect either the Company’s ability to borrow or the cost of borrowing. The Company’s ability to borrow under its commercial paper program, as well as the cost of such borrowings, could be adversely affected if its ratings were downgraded further. However, a ratings downgrade would not affect the Company’s ability to borrow under its revolving credit facilities as an alternative. Refer to “Other Information — Ratings” for more information on ratings for the Company and Aetna Life Insurance Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Common Stock Transactions

The Board has authorized the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $200 million), subject to periodic reauthorization by the Board. The Company repurchased 2,600,000 shares of common stock at a cost of approximately $96 million during the first quarter of 2001 pursuant to this authorization. The Company repurchased these shares in the open market, primarily to seek to mitigate any dilution resulting from employee stock option exercises and funded these repurchases by using net proceeds available from the option exercises. The Company ceased share repurchases at the end of the first quarter of 2001. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for further discussion related to the Company’s stock option grant to eligible employees and the preliminary voting results for shareholder approval of an Employee Stock Purchase Plan.

For the first quarter of 2002, the Company had weighted average common shares, including common share equivalents, of approximately 149 million (refer to Note 3 of Condensed Notes to Consolidated Financial Statements). The Company projects weighted average common shares, including common share equivalents, to be approximately 155 million for the full year 2002.

Financing Obligations

The Company’s financing obligations generally include debt, lease payment obligations and commitments to fund certain of its investments in equity limited partnership investments and commercial mortgage loans. At March 31, 2002, payments required by the Company, through 2006, relating to these financing obligations are as follows:

	Nine Months Ended	Years Ended December 31,
(Millions)	December 31, 2002	2003	2004	2005	2006

Long-term debt (1)	$79.0	$128.1	$128.1	$128.1	$550.4

Noncancelable leases (2)	158.2	163.4	132.5	106.9	87.7

Funding requirements for equity limited partnership investments	69.4	54.9	52.7	23.5	20.0

Funding requirements for commercial mortgage loans	56.6	—	—	—	—

Total	$363.2	$346.4	$313.3	$258.5	$658.1

(1)	The interest payments for each of the periods presented does not consider the Company’s interest rate swap agreement.

(2)	Noncancelable lease payments include approximately $11 million for the remainder of 2002 declining to an annual amount of approximately $10 million in 2006 relating to operating lease payments between the Company and an independent third party grantor trust, primarily for furniture and aircraft.

The Company also uses derivative instruments, generally limited to hedging purposes, principally consisting of interest rate swap agreements, forward contracts and futures contracts. These derivative instruments are not expected to materially affect the near-term financial position or cash flows of the Company. Refer to “Total Investments — Risk Management and Market-Sensitive Investments” for more information.

Other than as noted above, the Company does not have any material off-balance sheet arrangements, trading activities involving non-exchange traded contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with the Company or the Company’s related parties.

CRITICAL ACCOUNTING POLICIES

Refer to “Critical Accounting Policies” in Aetna Inc.’s 2001 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted FAS No. 142. This Standard eliminates goodwill amortization from the Consolidated Statement of Income and requires an evaluation of goodwill for impairment upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings to be derived from the Company’s turnaround initiatives (for more information on the Company’s turnaround initiatives, refer to MD&A — Overview — Turnaround Initiatives included in Aetna Inc.’s 2001 Annual Report on Form 10-K). If these turnaround initiatives do not achieve their earnings objectives, the assumptions and estimates underlying this goodwill impairment evaluation, as well as the amount of the goodwill impairment, could be adversely affected. An impairment of approximately $3 billion resulting from the initial application of this Standard has been classified as a cumulative effect of a change in accounting principle for the three months ended March 31, 2002. Subsequent impairments, if any, would be classified as an operating expense.

Upon adoption of FAS No. 142, the transition provisions of FAS No. 141, Business Combinations, also became effective. These transition provisions specify criteria for determining whether an acquired intangible asset should be recognized separately from goodwill. Intangible assets that meet certain criteria will qualify for recording on the Consolidated Balance Sheet and will continue to be amortized in the Consolidated Statement of Income. Such intangible assets will be subject to a periodic impairment test based on estimated fair value. As a result, the Company reclassified its work force acquired intangible asset of $25.3 million at December 31, 2001 to goodwill. Refer to Notes 2 and 4 of Condensed Notes to Consolidated Financial Statements for more information on the Company’s goodwill and other acquired intangible assets.

NEW ACCOUNTING STANDARDS

Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

REGULATORY ENVIRONMENT

Refer to “Regulatory Environment” in Aetna Inc.’s 2001 Annual Report on Form 10-K for information on regulation of the Company.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The “Forward-Looking Information/Risk Factors” portion of Aetna Inc.’s 2001 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company’s business.

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

Item 1. Legal Proceedings. (Continued)

The plaintiffs in the Conte, O’Neill, Williamson, Amorosi, McCarron, Romero, O’Brien and Chapman cases (together with Curtright, the “Subscriber Cases”) seek to represent purported nationwide classes of current and former members of the Company’s health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber (the former chairman of Aetna) and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 22, 2000 O’Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company moved to dismiss the amended complaint on August 13, 2001. On February 20, 2002, the Florida Federal Court granted the Company’s motion in part and denied it in part. The Florida Federal Court dismissed Amorosi’s RICO claims based upon the McCarran Ferguson Act and kept intact the other two putative class members’ RICO claims. The Florida Federal Court also narrowed all plaintiffs’ ERISA claims to (1) allegations of interference with physician-patient communications and (2) allegations of misrepresentations of medical necessity for those plaintiffs who are no longer subscribers to Aetna Inc.’s health plans. The Florida Federal Court permitted the plaintiffs to file an amended complaint by March 20, 2002. On March 26, 2002, the Florida Federal Court certified for interlocutory review by the United States Court of Appeals for the Eleventh Circuit (the “Appeals Court”) the question whether a subscriber who has not actually been denied care can state a claim under RICO. The Company and other defendants have asked the Appeals Court to accept that appeal. On September 29, 2000, plaintiffs moved for class certification. The class certification motion has been fully briefed, and the Florida Federal Court heard argument on that motion on July 24, 2001.

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

Item 1. Legal Proceedings. (Continued)

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

On June 25, 2001, the Appeals Court issued an order staying the Provider Cases pending before the Florida Federal Court while the Appeals Court considered an appeal taken by other defendants of an order of the Florida Federal Court concerning the effect of arbitration clauses contained in contracts between certain individual plaintiffs and the appellants. On March 14, 2002, the Appeals Court upheld that order.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. Trial currently is scheduled to begin on June 7, 2002. Defendants intend to continue to defend this action vigorously.

Item 1. Legal Proceedings. (Continued)

In addition, two complaints were filed in the Chancery Court for Davidson County, Tennessee on April 25, 2002 against the Company. The Tennessee Medical Association filed one complaint on behalf of its members. Raymond J. Wesley filed the other complaint on behalf of a purported class of Tennessee Medical Association members who provided services to the Company's members on or after April 25, 1996. Each complaint alleges that the Company engages in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians, and that the Company has been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. The Tennessee Medical Association complaint seeks injunctive relief and attorneys' fees under Tennessee's unfair trade practices and “prompt pay” statutes. The Wesley complaint asserts claims under the same statutes and various common law doctrines and seeks similar injunctive relief, along with unspecified money damages and punitive damages. Each of these actions is in the preliminary stages, and the Company intends to defend each action vigorously.

NYLCare Texas Sale Litigation
On March 30, 2001, Health Care Service Corporation (“HCSC”) provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. HCSC seeks damages in excess of $100 million, and punitive damages, for alleged contract breaches and fraud by Aetna Inc. HCSC claims in substance that Aetna Inc. failed to calculate premium deficiency and medical claim reserves for the sold companies in accordance with applicable statutory accounting principles and practices and commonly accepted actuarial standards and failed to disclose certain litigation claims. Aetna Inc. believes it established these reserves appropriately and complied with the terms and conditions of the Stock Purchase Agreement, and on April 19, 2001, transmitted an answer denying the material allegations. Discovery has begun, and arbitration hearings currently are scheduled to begin on May 13, 2002. Aetna Inc. intends to continue to defend this matter vigorously.

Securities Class Action Litigation
Several purported class action complaints (the “Complaints”) have been filed against the Company and two of its officers or directors, William H. Donaldson and John W. Rowe, M.D., alleging violations of federal securities laws. The Complaints allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000. The Complaints seek unspecified damages, among other remedies. Four Complaints were filed in the United States District Court for the Southern District of New York by individuals on the dates indicated: Hanford Quock (November 6, 2001), Eugene Lefkowitz (November 9, 2001), Fran Lerner (November 27, 2001) and Brian Barry (December 6, 2001). Two other Complaints were filed in the United States District Court for the Eastern District of Pennsylvania by individuals on the dates indicated: Laborers Tri-County Pension Fund (November 30, 2001) and Market Street Securities, Inc. (December 17, 2001). The Pennsylvania actions subsequently were dismissed voluntarily, and the New York actions have been consolidated. Defendants intend to vigorously defend this litigation, which is in its preliminary stages.

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation, NYLCare Texas Sale Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome could be material to the Company.

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

Item 1. Legal Proceedings. (Continued)

In addition, the Company’s business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. There continues to be heightened review by these regulators of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during 2002. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

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

Item 5. Other Information.

(a)  NAIC IRIS Ratios

The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information Systems (“IRIS”) ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators “early warnings” as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. None of Aetna Inc.’s significant insurance subsidiaries had more than three IRIS ratios that were outside of the NAIC usual ranges for 2001.

(b)  Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

		Years Ended December 31,
	Three Months Ended
Aetna Inc.	March 31, 2002	2001	2000	1999	1998	1997

Ratio of Earnings to Fixed Charges	3.10	(0.73)	0.89	3.31	3.89	4.41

Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	3.10	(0.73)	0.89	2.81	2.87	3.24

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the years ending December 31, 1997, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, “earnings” represent consolidated earnings (loss) from continuing operations before income taxes (benefits), plus fixed charges. “Fixed charges” consists of interest expense (and the portion of rental expense deemed representative of the interest factor).

Pretax loss from continuing operations used in calculating the ratio for the year ended December 31, 2001 reflects a severance and facilities charge of $193 million. The ratio for the year ended December 31, 2000 reflects a goodwill write-off of $310 million, a severance and facilities charge of $143 million and $58 million of change-in control related payments and other costs required to effect the spin-off of the Company from former Aetna. Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0 was approximately $379 million and $39 million in 2001 and 2000, respectively.

Item 5. Other Information. (Continued)

(c)  Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company follow:

Rating Agencies

Moody’s
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s

Aetna Inc. (senior debt)
February 22, 2002	*	BBB+	Baa3	BBB
April 26, 2002 (1)	*	BBB+	Baa3	BBB

Aetna Inc. (commercial paper)
February 22, 2002	*	F2	P3	A2
April 26, 2002 (1)	*	F2	P3	A2

Aetna Life Insurance Company (claims paying/financial strength)
February 22, 2002	A-	A+	A3	A-
April 26, 2002 (1)	A-	A+	A3	A-

*	Nonrated by the agency.

(1)	Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-negative. Moody’s has the Aetna Inc. senior debt and ALIC ratings on outlook stable. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(10)	Material Contracts.

10.1	Aetna Inc. 2002 Stock Incentive Plan

10.2	Amended Non-Employee Director Compensation Plan

(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2002 and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 24, 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc. Registrant

Date	April 29, 2002	By	/s/ Ronald M. Olejniczak Ronald M. Olejniczak Vice President and Controller

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(10)	Material Contracts

10.1	Aetna Inc. 2002 Stock Incentive Plan

10.2	Amended Non-Employee Director Compensation Plan

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2002 and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 24, 2002.