Form 10-Q
period 2002-06-30
AETNA INC /PA/
filed 2002-08-02
CIK 1122304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended June 30, 2002.

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

Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	150,341,712

(Class)	Shares Outstanding at June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Millions, except per common share data)	2002	2001	2002	2001

Revenue:

Health care premiums	$3,817.5	$5,040.8	$7,862.3	$10,108.5

Other premiums	411.5	593.5	833.4	1,028.2

Administrative services contract fees	462.6	465.9	927.2	932.5

Net investment income	318.2	361.0	635.6	772.0

Other income	9.0	13.2	19.6	27.4

Net realized capital gains	45.4	62.0	50.8	96.5

Total revenue	5,064.2	6,536.4	10,328.9	12,965.1

Benefits and expenses:

Health care costs	3,189.7	4,566.8	6,637.9	9,171.0

Current and future benefits	555.0	744.4	1,122.6	1,365.7

Operating expenses:

Salaries and related benefits	553.2	564.7	1,110.6	1,185.7

Other	507.7	570.5	1,023.0	1,063.7

Interest expense	31.2	33.6	60.5	63.9

Amortization of goodwill	—	49.6	—	99.1

Amortization of other acquired intangible assets	49.1	57.7	98.3	115.4

Reduction of reserve for anticipated future losses on discontinued products	(8.3)	(94.5)	(8.3)	(94.5)

Severance and facilities charge	27.0	—	27.0	—

Total benefits and expenses	4,904.6	6,492.8	10,071.6	12,970.0

Income (loss) from continuing operations before income taxes	159.6	43.6	257.3	(4.9)

Income taxes:

Current	36.7	1.1	58.2	29.8

Deferred	14.7	31.9	2.9	3.4

Total income taxes	51.4	33.0	61.1	33.2

Income (loss) from continuing operations	108.2	10.6	196.2	(38.1)

Income from discontinued operations, net of tax (Note 14)	—	—	50.0	—

Income (loss) before cumulative effect adjustments	108.2	10.6	246.2	(38.1)

Cumulative effect adjustments, net of tax (Note 2)	—	—	(2,965.7)	.5

Net income (loss)	$108.2	$10.6	$(2,719.5)	$(37.6)

Earnings (loss) per common share:

Basic:

Income (loss) from continuing operations	$.73	$.07	$1.34	$(.27)

Income from discontinued operations, net of tax	—	—	.34	—

Income (loss) before cumulative effect adjustments	.73	.07	1.68	(.27)

Cumulative effect adjustments, net of tax	—	—	(20.18)	.01

Net income (loss)	$.73	$.07	$(18.50)	$(.26)

Diluted: (1)

Income from continuing operations	$.70	$.07	$1.30	$—

Income from discontinued operations, net of tax	—	—	.33	—

Income before cumulative effect adjustments	.70	.07	1.63	—

Cumulative effect adjustments, net of tax	—	—	(19.61)	—

Net income (loss)	$.70	$.07	$(17.98)	$—

(1)	Since the Company reported a loss before cumulative effect adjustment for the six months ended June 30, 2001, the effect of common stock equivalents has been excluded from per common share computations for that period, since including such securities would be anti-dilutive.

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions, except share data)	2002	2001

Assets
Current assets:

Cash and cash equivalents	$1,375.4	$1,398.2

Investment securities	13,596.0	14,260.1

Other investments	496.2	171.7

Premiums receivable, net	452.8	572.7

Other receivables, net	444.2	528.0

Accrued investment income	223.6	232.3

Collateral received under securities loan agreements	713.3	621.7

Loaned securities	697.6	608.1

Deferred income taxes	118.5	114.1

Other current assets	151.3	185.9

Total current assets	18,268.9	18,692.8

Long-term investments	1,762.5	1,575.6
Mortgage loans	1,608.5	1,887.8

Investment real estate	332.2	359.7

Reinsurance recoverables	1,249.4	1,269.7

Goodwill, net	3,618.4	6,583.8

Other acquired intangible assets, net	579.4	703.0

Property and equipment, net	292.1	327.0

Deferred income taxes	397.5	360.5

Other long-term assets	159.0	146.8

Separate accounts assets	10,792.2	11,290.0

Total assets	$39,060.1	$43,196.7

Liabilities and shareholders’ equity
Current liabilities:

Health care costs payable	$2,413.1	$2,986.7

Future policy benefits	797.9	800.5

Unpaid claims	554.9	544.4

Unearned premiums	130.7	208.0

Policyholders’ funds	989.8	1,052.8

Collateral payable under securities loan agreements	713.3	621.7

Short-term debt	—	109.7

Income taxes payable	92.9	147.4

Accrued expenses and other liabilities	1,540.8	1,590.6

Total current liabilities	7,233.4	8,061.8

Future policy benefits	8,486.6	8,621.5

Unpaid claims	1,215.4	1,203.6

Policyholders’ funds	2,060.9	2,245.1

Long-term debt	1,603.0	1,591.3

Other long-term liabilities	321.4	293.1

Separate accounts liabilities	10,792.2	11,290.0

Total liabilities	31,712.9	33,306.4

Commitments and contingent liabilities (Note 13)
Shareholders’ equity:

Common stock and additional paid-in capital ($.01 par value, 757,777,772 shares authorized, 150,341,712 shares issued and outstanding in 2002; 759,900,000 shares authorized, 144,265,912 shares issued and outstanding in 2001)	4,077.6	3,913.8

Accumulated other comprehensive income	81.1	68.5

Retained earnings	3,188.5	5,908.0

Total shareholders’ equity	7,347.2	9,890.3

Total liabilities and shareholders’ equity	$39,060.1	$43,196.7

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Common Stock and	Accumulated Other Comprehensive Income (Loss)
		Additional	Unrealized
(Millions, except share data)		Paid-in	Gains (Losses)	Foreign		Retained
Six Months Ended June 30, 2002	Total	Capital	on Securities	Currency	Derivatives	Earnings

Balances at December 31, 2001	$9,890.3	$3,913.8	$66.6	$5.0	$(3.1)	$5,908.0

Comprehensive loss:

Net loss	(2,719.5)					(2,719.5)

Other comprehensive income, net of tax:

Unrealized gains on securities ($17.6 pretax) (1)	11.4		11.4

Foreign currency gains ($1.5 pretax)	1.0			1.0

Derivatives ($.3 pretax) (1)	.2				.2

Other comprehensive income	12.6

Total comprehensive loss	(2,706.9)

Common stock issued for benefit plans (8,196,231 shares)	268.1	268.1

Repurchase of common shares (2,120,431 shares)	(104.3)	(104.3)

Balances at June 30, 2002	$7,347.2	$4,077.6	$78.0	$6.0	$(2.9)	$3,188.5

Six Months Ended June 30, 2001

Balances at December 31, 2000	$10,127.1	$3,898.7	$29.4	$5.7	$—	$6,193.3

Comprehensive income:

Net loss	(37.6)					(37.6)

Other comprehensive loss, net of tax:

Unrealized losses on securities ($(9.5) pretax) (1)	(6.2)		(6.2)

Foreign currency losses ($(1.4) pretax)	(.9)			(.9)

Derivatives ($(.2) pretax) (1)	(.1)				(.1)

Other comprehensive loss	(7.2)

Total comprehensive loss	(44.8)

Common stock issued for benefit plans (2,768,370 shares)	71.4	71.4

Repurchase of common shares (2,600,000 shares)	(95.6)	(95.6)

Balances at June 30, 2001	$10,058.1	$3,874.5	$23.2	$4.8	$(.1)	$6,155.7

(1)	Net of reclassification adjustments. (Refer to Note 6)

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

(Millions)	2002	2001

Cash flows from operating activities:

Net loss	$(2,719.5)	$(37.6)

Adjustments to reconcile net loss to net cash used for operating activities:

Cumulative effect adjustments	2,965.7	(.7)

Income from discontinued operations	(50.0)	—

Severance and facilities charge	27.0	—

Amortization of other acquired intangible assets	98.3	115.4

Amortization of goodwill	—	99.1

Depreciation and other amortization	81.6	97.2

Accretion of net investment discount	(5.0)	(15.4)

Net realized capital gains	(50.8)	(96.5)

Changes in assets and liabilities:

Decrease in accrued investment income	8.7	2.5

Decrease in premiums due and other receivables	199.7	289.1

Net change in income taxes	11.1	(133.0)

Net change in other assets and other liabilities	(27.6)	(342.4)

Net decrease in health care and insurance liabilities	(780.4)	(34.9)

Other, net	18.8	(.7)

Net cash used for operating activities	(222.4)	(57.9)

Cash flows from investing activities:

Proceeds from sales and investment maturities of:

Debt securities available for sale	7,541.1	9,597.4

Equity securities	216.6	110.7

Mortgage loans	191.6	341.1

Investment real estate	3.8	7.7

Other investments	1,710.1	2,836.1

Cost of investments in:

Debt securities available for sale	(7,300.0)	(9,454.7)

Equity securities	(118.5)	(108.4)

Mortgage loans	(106.0)	(127.8)

Investment real estate	(12.4)	(5.6)

Other investments	(1,647.3)	(3,079.0)

Increase in property and equipment	(69.0)	(85.0)

Net cash provided by investing activities	410.0	32.5

Cash flows from financing activities:

Deposits and interest credited for investment contracts	69.4	96.6

Withdrawals of investment contracts	(280.8)	(463.4)

Issuance of long-term debt	—	1,566.1

Repayment of short-term debt	(109.7)	(1,101.8)

Common shares issued under benefit plans	215.0	71.4

Common shares repurchased	(104.3)	(95.6)

Other, net	—	(14.6)

Net cash (used for) provided by financing activities	(210.4)	58.7

Net (decrease) increase in cash and cash equivalents	(22.8)	33.3

Cash and cash equivalents, beginning of period	1,398.2	1,652.5

Cash and cash equivalents, end of period	$1,375.4	$1,685.8

Supplemental cash flow information:

Interest paid	$59.2	$44.3

Income taxes paid	50.8	143.3

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Basis of Presentation
 The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). As of June 30, 2002, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract, and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products. (Refer to Note 8 for additional information.)

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

2. New Accounting Standards

Goodwill and Other Intangible Assets
 As of January 1, 2002, the Company adopted Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets. This Standard eliminates goodwill amortization from the Consolidated Statement of Income and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. The Company’s only reporting unit with goodwill and acquired intangible assets is its Health Care business, which is also a reportable segment. Upon adoption, the Company performed a transitional impairment test on its Health Care reporting unit. As a result of this impairment test, the Company recorded an impairment of approximately $3 billion during the first quarter of 2002, which is classified as a cumulative effect adjustment for the six months ended June 30, 2002. Subsequent impairments, if any, would be classified as an operating expense. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each year, in conjunction with the Company’s annual planning process.

Item 1. Financial Statements. (Continued)

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

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Standards (Continued)

Future Application of Accounting Standard

Accounting for Costs Associated with Exit or Disposal Activities
In July 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

3. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share (“EPS”) for the three and six months ended June 30, 2002 and 2001 was as follows:

Three Months Ended June 30,	Income (Loss)	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

2002

Basic EPS:

Income from continuing operations	$108.2	148.9	$.73

Effect of dilutive securities:

Stock options and other (1)		5.9

Diluted EPS:

Income from continuing operations and assumed conversions	$108.2	154.8	$.70

2001

Basic EPS:

Income from continuing operations	$10.6	142.7	$.07

Effect of dilutive securities:

Stock options and other (2)		1.5

Diluted EPS:

Income from continuing operations and assumed conversions	$10.6	144.2	$.07

(1)	Options to purchase shares of common stock for the three months ended June 30, 2002 of .4 million shares (with exercise prices ranging from $47.02 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the three months ended June 30, 2001 of 14.6 million shares (with exercise prices ranging from $27.38 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Earnings (Loss) Per Common Share (Continued)

Six Months Ended June 30,	Income (Loss)	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

2002

Basic EPS:

Income from continuing operations	$196.2	147.0	$1.34

Effect of dilutive securities:

Stock options and other (1)		4.3

Diluted EPS:

Income from continuing operations and assumed conversions	$196.2	151.3	$1.30

2001

Basic EPS:

Loss before cumulative effect adjustments (2)	$(38.1)	143.0	$(.27)

(1)	Options to purchase shares of common stock for the six months ended June 30, 2002 of 7.2 million shares (with exercise prices ranging from $41.52 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Since the Company reported a loss before cumulative effect adjustment for the six months ended June 30, 2001, diluted per share data is not shown and options to purchase 29.0 million shares with exercise prices ranging from $7.14 to $54.21 were not included in earnings per share calculations, since including such securities would be anti-dilutive.

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

(Millions)

Balance at December 31, 2000	$6,781.9

Amortization	(198.1)

Balance at December 31, 2001	6,583.8

Impairment loss	(2,965.7)

Reclassification of work force	25.3

Goodwill adjustment (1)	(25.0)

Balance at June 30, 2002	$3,618.4

(1)	Represents the post-acquisition adjustment of deferred tax liabilities established in purchase accounting relating to the 1996 acquisition of U.S. Healthcare, Inc. This post-acquisition adjustment was the result of the conclusion of several Internal Revenue Service audit issues during the first quarter of 2002.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Other Acquired Intangible Assets (Continued)

For comparative purposes, the following table adjusts net income (loss) and basic and diluted EPS for the three and six months ended June 30, 2002 and 2001, as if the work force asset was reclassified and amortization on goodwill had ceased at the beginning of 2001.

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions, except EPS data)	2002	2001	2002	2001

Reported net income (loss)	$108.2	$10.6	$(2,719.5)	$(37.6)

Add back: Goodwill amortization	—	48.8	—	97.6

Add back: Work force amortization	—	2.8	—	5.6

Adjusted net income (loss)	$108.2	$62.2	$(2,719.5)	$65.6

Basic EPS:

Reported net income (loss)	$.73	$.07	$(18.50)	$(.26)

Add back: Goodwill amortization	—	.34	—	.68

Add back: Work force amortization	—	.02	—	.04

Adjusted net income (loss)	$.73	$.43	$(18.50)	$.46

Diluted EPS: (1)
Reported net income (loss)	$.70	$.07	$(17.98)	$—

Add back: Goodwill amortization	—	.34	—	—

Add back: Work force amortization	—	.02	—	—

Adjusted net income (loss)	$.70	$.43	$(17.98)	$—

(1)	Since the Company reported a loss before cumulative effect adjustment for the six months ended June 30, 2001, diluted per share data is not shown, since including common stock equivalents in per common share computations for that period would be anti-dilutive.

Other acquired intangible assets at June 30, 2002 and December 31, 2001 were as follows:

		Accumulated		Amortization
June 30, 2002 (Millions)	Cost	Amortization	Net Balance	Period (Years)

Other acquired intangible assets:

Customer lists	$919.0	$862.4	$56.6	5-7

Provider networks	677.2	155.4	521.8	20-25

Other	69.2	68.2	1.0	3-5

Total other acquired intangible assets	$1,665.4	$1,086.0	$579.4

December 31, 2001

Other acquired intangible assets:

Customer lists	$919.0	$784.4	$134.6	5-7

Provider networks	677.2	141.5	535.7	20-25

Work force	88.0	62.7	25.3	3-6

Other	69.2	61.8	7.4	3-5

Total other acquired intangible assets	$1,753.4	$1,050.4	$703.0

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2003	$50.8

2004	42.5

2005	29.4

2006	27.8

2007	27.8

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments

Investment securities at June 30, 2002 and December 31, 2001 were as follows:

	June 30,	December 31,
(Millions)	2002	2001

Debt securities available for sale	$13,094.5	$13,446.0

Equity securities	32.1	124.9

Other investment securities	469.4	689.2

Total investment securities	$13,596.0	$14,260.1

Net investment income includes amounts related to experience-rated contractholders of $50 million and $57 million for the three months ended June 30, 2002 and 2001, respectively, and $103 million and $123 million for the six months ended June 30, 2002 and 2001, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) related to experience-rated contractholders of $(1) million for the three months ended June 30, 2001 and $3 million and $15 million for the six months ended June 30, 2002 and 2001, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds (for the three months ended June 30, 2002, there were no net realized capital gains (losses) related to experience-rated contractholders).

At June 30, 2002 and December 31, 2001, the total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves were as follows:

	June 30, 2002		December 31, 2001
	Total		Total
	Recorded	Specific	Recorded	Specific
(Millions)	Investment	Reserves	Investment	Reserves

Supporting discontinued products	$17.9	$—	$104.2	$14.9

Supporting experience-rated products	45.5	6.5	55.4	5.9

Supporting remaining products	14.3	4.7	14.7	4.7

Total impaired loans (1)	$77.7	$11.2	$174.3	$25.5

(1)	Includes impaired loans of $38.9 million and $60.2 million at June 30, 2002 and December 31, 2001, respectively, for which no specific reserves are considered necessary, as management has assessed the adequacy of collateral underlying such loans.

The activity in the specific and general mortgage loan impairment reserves for the six months ended June 30, 2002 and 2001 is summarized below:

		Supporting
	Supporting	Experience-	Supporting
	Discontinued	Rated	Remaining
(Millions)	Products	Products	Products	Total(1)

Balance at December 31, 2001	$14.9	$12.4	$5.3	$32.6

Credited to net realized capital gains	(6.2)	(.8)	—	(7.0)

Principal write-offs	(8.7)	(1.0)	—	(9.7)

Balance at June 30, 2002	$—	$10.6	$5.3	$15.9

Balance at December 31, 2000	$28.4	$12.8	$2.8	$44.0

Principal write-offs	(7.8)	(.4)	(.2)	(8.4)

Balance at June 30, 2001	$20.6	$12.4	$2.6	$35.6

(1)	Total reserves at June 30, 2002 and 2001 include $11.2 million and $20.7 million of specific reserves, respectively, and $4.7 million and $14.9 million of general reserves, respectively.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

Income earned (pretax) and cash received on the average recorded investment in impaired loans for the periods indicated was as follows:

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	Average			Average
	Impaired	Income	Cash	Impaired	Income	Cash
(Millions)	Loans	Earned	Received	Loans	Earned	Received

Supporting discontinued products	$21.0	$.4	$.4	$22.5	$.9	$.9

Supporting experience-rated products	45.6	.7	.7	45.8	1.5	1.4

Supporting remaining products	14.5	(.1)	.2	14.6	.6	.4

Total	$81.1	$1.0	$1.3	$82.9	$3.0	$2.7

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001
	Average			Average
	Impaired	Income	Cash	Impaired	Income	Cash
(Millions)	Loans	Earned	Received	Loans	Earned	Received

Supporting discontinued products	$120.7	$5.5	$5.2	$123.5	$5.5	$7.4

Supporting experience-rated products	42.3	1.0	1.0	42.4	1.5	2.0

Supporting remaining products	29.7	.5	.7	30.5	.5	1.7

Total	$192.7	$7.0	$6.9	$196.4	$7.5	$11.1

6. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Six Months Ended June 30,
(Millions)	2002	2001

Unrealized holding gains arising during the period (1)	$21.7	$12.9

Less: reclassification adjustment for gains and other items included in net loss (2)	10.3	19.1

Net unrealized gains (losses) on securities	$11.4	$(6.2)

(1)	Pretax unrealized holding gains arising during the period were $33.4 million and $19.9 million for the six months ended June 30, 2002 and 2001, respectively.

(2)	Pretax reclassification adjustments for gains and other items included in net loss were $15.8 million and $29.4 million for the six months ended June 30, 2002 and 2001, respectively.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Severance and Facilities Charges

In the fourth quarter 2001, the Company recorded an after-tax severance and facilities charge of $125 million ($193 million pretax) relating to the implementation of initiatives that are intended to improve the Company’s overall future performance (the “2001 Charge”). The initiatives include seeking to reduce 2002 expenses, reorganization and realignment of Health Care operations to better align our business resources with our customer market-focused approach, business process improvements, product market withdrawals, continued migration off the Prudential healthcare systems and vacating certain facilities (primarily customer service related locations). The 2001 Charge consisted of two types of costs: those that relate to actions under a plan for the involuntary termination of employees and those that relate to an exit plan with respect to certain leased facilities. The severance portion of $130 million pretax is based on a plan to eliminate 4,395 positions (primarily customer service and regional field management functions). The facilities portion of $63 million pretax represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the 2001 charge are expected to be completed by December 31, 2002. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

In the second quarter of 2002, the Company recorded an additional after-tax severance charge of $18 million ($27 million pretax) related to ongoing initiatives intended to improve the Company’s overall future performance (the “Second Quarter 2002 Charge”). The initiatives include further reductions to operating expenses and the continued reorganization and realignment of Health Care operations. This charge consisted of costs that related to actions under a plan of involuntary termination of employees and included the elimination of approximately 600 employee positions (primarily regional field management, information technology and medical service functions). These severance actions are expected to be completed by June 30, 2003.

The activity within the severance and facilities reserves and the related number of positions eliminated were as follows:

			Second Quarter
	2001 Charge		2002 Charge
(Millions)	Reserve	Positions	Reserve	Positions
Balance at December 31, 2001	$142.6	3,638	$—	—

Reserve additions	—	—	27.0	598

Actions taken (1)	(89.2)	(2,207)	(18.5)	(426)

Balance at June 30, 2002	$53.4	1,431	$8.5	172

(1)	Actions taken relating to the 2001 Charge include $71.6 million of severance-related actions and $17.6 million related to vacating certain leased facilities. Actions taken relating to the Second Quarter 2002 Charge are all severance related.

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

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Products (Continued)

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 2002, the receivable from continuing products, net of related deferred taxes payable of $91 million on the accrued interest income, was $348 million. At December 31, 2001, the receivable from continuing products, net of related deferred taxes payable of $87 million on accrued interest income, was $345 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and six months ended June 30, 2002 and 2001 were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended June 30, 2002	Results	Future Losses	Net(1)

Net investment income	$101.9	$—	$101.9

Net realized capital gains	2.1	(2.1)	—

Interest earned on receivable from continuing products	6.7	—	6.7

Other income	.2	—	.2

Total revenue	110.9	(2.1)	108.8

Current and future benefits	99.8	5.7	105.5

Operating expenses	3.3	—	3.3

Total benefits and expenses	103.1	5.7	108.8

Results of discontinued products	$7.8	$(7.8)	$—

Three months ended June 30, 2001

Net investment income	$99.6	$—	$99.6

Net realized capital gains	18.0	(18.0)	—

Interest earned on receivable from continuing products	7.2	—	7.2

Other income	8.0	—	8.0

Total revenue	132.8	(18.0)	114.8

Current and future benefits	106.9	5.0	111.9

Operating expenses	2.9	—	2.9

Total benefits and expenses	109.8	5.0	114.8

Results of discontinued products	$23.0	$(23.0)	$—

(1)	Amounts are reflected in the June 30, 2002 and 2001 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Products (Continued)

		Charged (Credited)
		to Reserve for
Six months ended June 30, 2002	Results	Future Losses	Net(1)

Net investment income	$203.2	$—	$203.2

Net realized capital losses	(27.6)	27.6	—

Interest earned on receivable from continuing products	13.3	—	13.3

Other income	12.6	—	12.6

Total revenue	201.5	27.6	229.1

Current and future benefits	200.6	22.1	222.7

Operating expenses	6.4	—	6.4

Total benefits and expenses	207.0	22.1	229.1

Results of discontinued products	$(5.5)	$5.5	$—

Six months ended June 30, 2001

Net investment income	$216.9	$—	$216.9

Net realized capital gains	26.4	(26.4)	—

Interest earned on receivable from continuing products	14.3	—	14.3

Other income	18.1	—	18.1

Total revenue	275.7	(26.4)	249.3

Current and future benefits	214.6	28.6	243.2

Operating expenses	6.1	—	6.1

Total benefits and expenses	220.7	28.6	249.3

Results of discontinued products	$55.0	$(55.0)	$—

(1)	Amounts are reflected in the June 30, 2002 and 2001 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at June 30, 2002 and December 31, 2001 were as follows (1):

	June 30,	December 31,
(Millions)	2002	2001

Assets:

Debt securities available for sale	$3,417.6	$3,573.8

Equity securities	119.7	211.0

Mortgage loans	786.5	822.1

Investment real estate	119.7	130.4

Loaned securities	84.7	131.9

Other investments (2)	592.7	481.4

Total investments	5,120.9	5,350.6

Collateral received under securities loan agreements	86.9	135.2

Current and deferred income taxes	78.3	93.0

Receivable from continuing products (3)	439.6	431.7

Total assets	$5,725.7	$6,010.5

Liabilities:

Future policy benefits	$4,441.1	$4,512.6

Policyholders’ funds	157.0	261.5

Reserve for anticipated future losses on discontinued products	931.1	944.9

Collateral payable under securities loan agreements	86.9	135.2

Other	109.6	156.3

Total liabilities	$5,725.7	$6,010.5

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $58.6 million and $55.7 million at June 30, 2002 and December 31, 2001, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Products (Continued)

At June 30, 2002 and December 31, 2001, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2002 was as follows (pretax):

(Millions)

Reserve at December 31, 2001	$944.9

Operating income	16.3

Net realized capital losses	(27.6)

Mortality and other	5.8

Reserve reduction	(8.3)

Reserve at June 30, 2002	$931.1

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $5 million ($8 million pretax) of the reserve was released in the second quarter of 2002, primarily due to favorable mortality and retirement experience and certain reductions in administrative expenses, partially offset by lower portfolio returns. The review in the second quarter of 2001 resulted in the release of approximately $61 million ($95 million pretax) of the discontinued products reserve, primarily due to favorable investment performance as well as favorable mortality and retirement experience.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains or losses, as of each fiscal quarter end. At June 30, 2002, the minimum level was approximately $4.4 billion. The Company met this requirement at June 30, 2002. The Company is also required to maintain its ratio of consolidated total debt to consolidated earnings for the preceding twelve month period at or below 3.0. For this purpose, consolidated earnings equals net income (excluding any extraordinary gains or losses) plus interest expense, income tax expense, depreciation expense, amortization expense, the goodwill impairment resulting from the adoption of FAS No. 142, and certain excluded charges. The Company met this requirement at June 30, 2002. Refer to Aetna Inc.’s 2001 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

10. Capital Stock

In December 2000, the Company’s Board of Directors (the “Board”) had authorized the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $200 million). The Company repurchased 2.6 million shares of common stock at a cost of approximately $96 million during the first quarter of 2001 pursuant to this authorization, and then suspended repurchases until April 2002. In April 2002, the Company re-initiated share repurchases pursuant to this authorization, and during the second quarter of 2002, the Company repurchased approximately 2.1 million shares of common stock at a cost of approximately $104 million, completing this share repurchase program. On June 28, 2002, the Board authorized a new share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million).

On January 25, 2002, the Board of Directors authorized the issuance of approximately 7.5 million of the Company’s common shares to eligible employees in accordance with the 2002 Stock Incentive Plan. On January 25, 2002, the Board of Directors’ Committee on Compensation and Organization approved a grant of approximately 5 million stock options to purchase common shares of the Company at $35.78 per share. During the six months ended June 30, 2002, the Company issued approximately 8.2 million shares of common stock for benefit plans (approximately 7.8 million shares related to stock option exercises).

The Company’s shareholders approved the Aetna Inc. Employee Stock Purchase Plan (the “ESPP”) at the Company’s Annual Meeting on April 26, 2002. Under the ESPP, 6.5 million of the Company’s common shares are authorized for purchase by eligible employees in accordance with the ESPP’s provisions. All employees of the Company are eligible to participate in the ESPP if employed immediately prior to the first day of the offering period. Employees may contribute a percentage of their base salary through payroll deductions. Contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period (the “Purchase Date”). On the Purchase Date, stock is purchased for all participating employees based on the contributions accumulated (subject to a $25 thousand annual limit per employee). The purchase price of the stock will be based on a discounted percentage (such discount may not exceed 15%) of the lesser of the stock price at the beginning or the end of the offering period. The first six-month accumulation period commenced July 5, 2002 and ends December 20, 2002. The purchase price for this offering will be at a 10% discount from the lesser of the stock’s fair market value on July 5, 2002 or December 20, 2002.

11. Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, the amount of dividends that may be paid through the end of 2002 to Aetna Inc. by its domestic insurance and HMO subsidiaries as calculated at June 30, 2002 without prior approval by state regulatory authorities is limited to approximately $200 million in the aggregate. There are no such restrictions on distributions from Aetna Inc. to its shareholders. At June 30, 2002 and December 31, 2001, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries was approximately $3.6 billion.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information

Summarized financial information for the Company’s principal operations for the three and six months ended June 30, was as follows:

(Millions)		Group	Large Case	Corporate	Total
Three months ended June 30,	Health Care	Insurance	Pensions	Interest	Company

2002

Revenues from external customers	$4,275.2	$369.9	$55.5	$—	$4,700.6

Net investment income	74.4	68.9	174.9	—	318.2

Total revenue, excluding net realized capital gains (losses)	$4,349.6	$438.8	$230.4	$—	$5,018.8

Operating earnings (loss) (1)	$68.3	$36.3	$6.9	$(20.2)	$91.3

Other items (2)	(17.5)	—	5.4	—	(12.1)

Net realized capital gains (losses), net of tax	28.2	(1.5)	2.3	—	29.0

Net income (loss)	$79.0	$34.8	$14.6	$(20.2)	$108.2

2001

Revenues from external customers	$5,507.1	$352.7	$253.6	$—	$6,113.4

Net investment income	99.1	69.7	192.2	—	361.0

Total revenue, excluding net realized capital gains (losses)	$5,606.2	$422.4	$445.8	$—	$6,474.4

Operating earnings (loss) (1)	$(121.8)	$37.6	$10.1	$(21.8)	$(95.9)

Other items (3)	5.3	—	61.4	—	66.7

Net realized capital gains (losses), net of tax	45.1	(5.3)	—	—	39.8

Net income (loss)	$(71.4)	$32.3	$71.5	$(21.8)	$10.6

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains or losses and any other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2)	The other items excluded from operating earnings for the three months ended June 30, 2002 consist of $17.5 million after tax for a severance and facilities charge in the Health Care segment and $5.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

(3)	The other items excluded from operating earnings (loss) for the three months ended June 30, 2001 consist of $5.3 million after tax of favorable reserve developments (since March 31, 2001) related to Medicare markets the Company exited on January 1, 2001 in the Health Care segment and $61.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

(Millions)		Group	Large Case	Corporate	Discontinued	Total
Six months ended June 30,	Health Care	Insurance	Pensions	Interest	Operations	Company

2002

Revenues from external customers	$8,781.1	$741.9	$119.5	$—	$—	$9,642.5

Net investment income	150.2	135.0	350.4	—	—	635.6

Total revenue, excluding net realized capital gains	$8,931.3	$876.9	$469.9	$—	$—	$10,278.1

Operating earnings (1)	$113.0	$69.3	$13.2	$(39.3)	$—	$156.2

Other items (2)	2.3	—	5.4	—	—	7.7

Net realized capital gains, net of tax	30.7	.2	1.4	—	—	32.3

Income (loss) from continuing operations	146.0	69.5	20.0	(39.3)	—	196.2

Income from discontinued operations, net of tax (3)	—	—	—	—	50.0	50.0

Cumulative effect adjustment, net of tax	(2,965.7)	—	—	—	—	(2,965.7)

Net income (loss)	$(2,819.7)	$69.5	$20.0	$(39.3)	$50.0	$(2,719.5)

2001

Revenues from external customers	$11,039.1	$705.6	$351.9	$—	$—	$12,096.6

Net investment income	207.1	156.3	408.6	—	—	772.0

Total revenue, excluding net realized capital gains (losses)	$11,246.2	$861.9	$760.5	$—	$—	$12,868.6

Operating earnings (loss) (1)	$(194.5)	$82.8	$20.7	$(41.5)	$—	$(132.5)

Other items (4)	(29.0)	—	61.4	—	—	32.4

Net realized capital gains (losses), net of tax	59.9	2.9	(.8)	—	—	62.0

Income (loss) from continuing operations	(163.6)	85.7	81.3	(41.5)	—	(38.1)

Cumulative effect adjustment, net of tax	.5	—	—	—	—	.5

Net income (loss)	$(163.1)	$85.7	$81.3	$(41.5)	$—	$(37.6)

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains or losses and any other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2)	The other items excluded from operating earnings for the six months ended June 30, 2002 consist of a $19.8 million income tax benefit resulting from the release of state income tax related reserves in connection with the favorable conclusion of several state tax audits and $17.5 million after tax for a severance and facilities charge in the Health Care segment and $5.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

(3)	As discussed in more detail in Note 14, the Company released $50.0 million of federal income tax reserves resulting from the resolution of several Internal Revenue Service audit issues during the first quarter of 2002 that related to the property and casualty insurance business of one of Aetna’s predecessors.

(4)	The other items excluded from operating earnings (loss) for the six months ended June 30, 2001 consist of an after-tax charge of $29.0 million for unfavorable reserve developments related to Medicare markets the Company exited January 1, 2001 in the Health Care segment and $61.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

13. Commitments and Contingent Liabilities

Managed Care Class Action Litigation
The Company is involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies.

On October 23, 2000, the Judicial Panel on Multi-district Litigation transferred a number of these actions to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The actions so consolidated by this and subsequent orders, including actions originally filed in the Florida Federal Court, include the following actions brought by the named individuals on the indicated dates:

•	Anthony Conte (October 4, 1999)

•	Jo Ann O’Neill (October 7, 1999; by amendment dated November 9, 1999, Lydia K. Rouse and Danny E. Waldrop joined as additional plaintiffs)

•	Jeanne E. Curtright (October 28, 1999)

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

•	Raymond D. Williamson, III (November 22, 1999, and a second case was filed in the Florida Federal Court on June 23, 2000)

•	Michael V. Amorosi (December 3, 1999)

•	Eugene Mangieri, M.D. (January 19, 2000)

•	H. Robert Harrison, M.D., Martin Moran, M.D., Lance R. Goodman, M.D., Sandy Springs Pediatrics & Adolescent Medicine, P.C., Pediatric Infectious Disease Associates, LLC, American Medical Association and Medical Association of Georgia (February 16, 2000 naming Company defendants, and April 18, 2000 naming Prudential defendants)

•	Jennifer McCarron and Ira S. Schwartz (April 11, 2000)

•	John Romero and Catherine Romero (May 22, 2000)

•	Jo Ann O’Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000) (by amendment dated June 29, 2001, Michael V. Amorosi replaced Lydia K. Rouse as a plaintiff)

•	Glenn O’Brien and Christopher Gallagher (August 7, 2000)

•	Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000) (by amendment dated March 26, 2001, H. Robert Harrison, M.D., Eugene Mangieri, M.D., Lance R. Goodman, M.D., Leonard J. Klay, M.D., Kevin Molk, M.D., Martin Moran, M.D., Thomas Backer, M.D., David Boxstein, M.D., Navid Ghalambor, M.D., Susan Hansen, M.D., Andres Taleisnik, M.D., Julio Taleisnik, M.D., Roger Wilson, M.D., California Medical Association, Denton County Medical Society, Medical Association of Georgia and Texas Medical Association replaced Michael Burgess, M.D. as a plaintiff)

•	Douglas Chapman (September 7, 2000)

•	Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. (February 15, 2001)

•	Connecticut State Medical Society (February 15, 2001)

•	Leonard J. Klay, M.D. (February 22, 2001)

•	Richard P. Bartlett, M.D. (April 12, 2001)

•	Medical Society of the State of New York (August 15, 2001)

•	Edgar Borrero, M.D., Albert M. Ellman, M.D. and Robert Scher, M.D. (August 15, 2001)

•	American Dental Association, James B. Swanson, D.D.S. and Michael B. Dayoub, D.D.S. (August 15, 2001)

•	Westside EKG Associates (September 20, 2001) (originally filed in the Florida Federal Court; not yet consolidated with the other listed actions)

•	Tennessee Medical Society (April 25, 2002)

•	Raymond J. Wesley, M.D. (April 25, 2002)

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

The plaintiffs in the Conte, O’Neill, Williamson, Amorosi, McCarron, Romero, O’Brien and Chapman cases (together with Curtright, the “Subscriber Cases”) seek to represent purported nationwide classes of current and former members of the Company’s health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber (the former chairman of Aetna) and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America (“Prudential”) are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 23, 2000 O’Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company moved to dismiss the amended complaint on August 13, 2001. On February 20, 2002, the Florida Federal Court granted the Company’s motion in part and denied it in part. The Florida Federal Court dismissed Amorosi’s RICO claims based upon the McCarran Ferguson Act and kept intact the other two putative class members’ RICO claims. The Florida Federal Court also narrowed all plaintiffs’ ERISA claims to (1) allegations of interference with physician-patient communications and (2) allegations of misrepresentations of medical necessity for those plaintiffs who are no longer subscribers to Aetna Inc.’s health plans. On May 10, 2002, the United States Court of Appeals for the Eleventh Circuit (the “Appeals Court”) declined to consider on interlocutory appeal the Florida Federal Court’s decision not to dismiss the RICO claims stated in the O’Neill Complaint. On September 29, 2000, plaintiffs moved for class certification. The class certification motion has been fully briefed. On July 24, 2001, the Florida Federal Court heard argument on that motion, which remains pending. On June 26, 2002, the O’Neill plaintiffs filed their third amended complaint which named Aetna Inc. as the sole defendant. On July 26, 2002, Aetna Inc. filed its answer to that complaint.

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

The Shane, Mangieri, Harrison, McIntosh, Connecticut State Medical Society, Klay, Bartlett, Medical Society of the State of New York, Borrero, American Dental Association, Westside EKG Associates, Tennessee Medical Society and Wesley cases together comprise the “Provider Cases.” Aetna Inc. and/or one or more of its subsidiaries are named as defendants in each of the Provider Cases. The amended Shane action also is brought against a number of other managed care companies. The Mangieri action also is brought against two other managed care companies. The Harrison action also is brought against Prudential.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

The Provider Cases collectively allege that Aetna Inc. and each other defendant managed care organization improperly denied claims in whole or in part, did not pay claims timely or did not pay at proper rates, and employed coercive economic power to force physicians to enter into economically unfavorable contracts. The Shane Provider Case further charges that Aetna Inc. and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. In addition, the American Dental Association action alleges improper disclosure and determination of usual, customary and reasonable charges for dental claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief, for alleged violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes and state laws regarding the timely payment of claims, and seek similar relief under common law theories.

The plaintiffs in the Provider Cases generally seek to represent purported nationwide classes and subclasses of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. Certain Provider Cases also purport to bring class actions on behalf of physicians and/or other providers in a particular state. Bartlett is the only Provider Case that is not brought as a class action.

On September 22, 2000, Aetna Inc. and the other defendants moved to dismiss the August 11, 2000 Shane complaint. On March 2, 2001, the Florida Federal Court granted that motion in part and permitted plaintiffs to file an amended complaint. An amended complaint was filed on March 26, 2001 by the individuals listed above, including the Harrison and Mangieri plaintiffs and others.

On April 30, 2001, Aetna Inc. and the other defendants moved to dismiss the March 26, 2001 Shane complaint. On May 1, 2001, Aetna Inc. moved to compel arbitration of all claims asserted against it by several of the named plaintiffs, moved to compel arbitration and/or stay claims against Aetna Inc. for its alleged participation in purported RICO violations by other defendants and moved to compel arbitration and/or stay claims against other defendants for their alleged participation in purported RICO violations by Aetna Inc. This motion remains pending.

On July 11, 2002, the Shane plaintiffs filed a motion seeking leave to file a second amended complaint that adds two new plaintiffs, the Florida Medical Association and the Louisiana State Medical Association. That motion remains pending.

On October 20, 2000, the Shane plaintiffs moved for class certification. The parties fully briefed that motion based on the allegations of the August 11, 2000 Shane complaint. On May 7, 2001, the Florida Federal Court heard oral argument on that motion, which remains pending.

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

On July 16, 2002, the Florida Federal Court heard argument on the plaintiffs’ request to open discovery in the Provider Cases. On July 29, 2002, the Florida Federal Court entered an order lifting the stay of discovery in the Provider Cases and the Subscriber Cases effective September 30, 2002.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber and Provider Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

Item 1. Financial Statements. (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

In addition to the Subscriber and Provider Cases consolidated before the Florida Federal Court, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. This action is in the discovery phase, and trial currently is scheduled to begin on March 14, 2003. Defendants intend to continue to defend this action vigorously.

A complaint was filed in the Superior Court of the State of New Jersey, Mercer County, on May 8, 2002 by the Medical Society of New Jersey purportedly on behalf of a class of New Jersey physicians (the “New Jersey Complaint”). The New Jersey Complaint seeks injunctive relief and attorneys’ fees against Aetna Inc. and one of its subsidiaries under New Jersey’s consumer fraud act and “prompt pay” statutes. The New Jersey Complaint alleges that defendants engage in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians and that defendants have been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. On June 14, 2002, the Company removed this action to the United States District Court for the District of New Jersey and subsequently notified the Judicial Panel on Multi-District Litigation that the Company believes this action should be transferred to the Florida Federal Court and litigated in conjunction with the Provider Cases. This action is in the preliminary stages, and the Company intends to defend this action vigorously.

NYLCare Texas Sale Litigation
On March 30, 2001, Health Care Service Corporation (“HCSC”) provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. In May 2002, HCSC and the Company settled this action. The settlement amount was not material to the financial condition of the Company after taking into account the reserves established for this action.

Securities Class Action Litigation
Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (“Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York. The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. Defendants moved to dismiss the Securities Complaint on July 22, 2002, and otherwise intend vigorously to defend this action, which is in its preliminary stages.

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome could be material to the Company.

Item 1. Financial Statements. (Continued)

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

In addition, the Company’s current and past business practices are subject to review by various state insurance and health care regulatory authorities and other state and federal authorities. There continues to be heightened review by these authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during 2002. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

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

Independent Accountants’ Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the condensed consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three and six-month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 31, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the “Company”) for the three and six months ended June 30, 2002 and 2001. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) contained in the Company’s 2001 Annual Report on Form 10-K.

OVERVIEW

General

At June 30, 2002, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) (“Risk”) and an employer-funded basis (where the plan sponsor under an administrative service contract, and not the Company, assumes all or a majority of this risk) (“ASC”). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products (“Indemnity”). The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Management Changes

In May 2002, Ronald A. Williams, previously Executive Vice President and Chief of Health Operations, was named President of Aetna. In addition to leading the Health Care business, Mr. Williams now also leads the Company’s Group Insurance business.

In June 2002, Frolly M. Boyd, Senior Vice President for Group Insurance and Large Case Pensions, left the Company to seek new opportunities. Gail K. Boudreaux, previously Head of Aetna Customer Service, was named Senior Vice President and Head of Aetna Group Insurance, effective July 1, 2002. The Large Case Pensions business now reports to Timothy A. Holt, Senior Vice President and Chief Investment Officer.

Consolidated Results

The Company reported net income of $108 million for the three months ended June 30, 2002, compared to $11 million for the corresponding period in 2001. Net income per diluted common share for the three months ended June 30, 2002 was $.70, compared with $.07 for the corresponding period in 2001.

For the three months ended June 30, 2002, results include a severance and facilities charge of $18 million in the Health Care segment, a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $5 million and net realized capital gains of $29 million. Net income for the three months ended June 30, 2001 includes a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $61 million and net realized capital gains of $40 million. Results for the second quarter of 2001 also include amortization of goodwill of approximately $49 million. Upon adoption of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing goodwill as well as an acquired intangible asset as discussed below. Excluding the above mentioned items, net income would have been $91 million for the second quarter of 2002, compared to a net loss of $42 million for the corresponding period in 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (Continued)

The Company reported income from continuing operations of $196 million for the six months ended June 30, 2002 compared to a loss from continuing operations of $38 million for the corresponding period in 2001. Income from continuing operations per diluted common share for the six months ended June 30, 2002 was $1.30, compared with a loss from continuing operations per basic common share of $.27 for the corresponding period in 2001.

For the six months ended June 30, 2002, results include a severance and facilities charge of $18 million in the Health Care segment, a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $5 million and net realized capital gains of $32 million. The loss from continuing operations for the six months ended June 30, 2001 includes a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $61 million and net realized capital gains of $62 million. Results for the six months ended June 30, 2001 also include amortization of goodwill of approximately $98 million. Excluding the above mentioned items, income from continuing operations would have been $176 million for the six months ended June 30, 2002, compared to a loss from continuing operations of $64 million for the corresponding period in 2001. The Company reported a net loss of $2.7 billion for the six months ended June 30, 2002 which includes income from discontinued operations of $50 million and a previously announced cumulative effect adjustment of approximately $3 billion, as discussed below. The Company reported a net loss of $38 million for the six months ended June 30, 2001 which includes a cumulative effect adjustment of $.5 million related to the Company’s adoption of the amended FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE

Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,

(Millions)	2002	2001	% Change	2002	2001	% Change

Premiums:

Commercial HMO (1)	$2,769.3	$3,614.6	(23.4)%	$5,720.8	$7,243.3	(21.0)%

Medicare HMO	255.3	505.4	(49.5)	529.3	1,011.6	(47.7)

Other (2)	792.9	920.8	(13.9)	1,612.2	1,853.6	(13.0)

Total premiums	3,817.5	5,040.8	(24.3)	7,862.3	10,108.5	(22.2)

Administrative services contract fees	454.4	457.7	(.7)	910.6	915.8	(.6)

Net investment income	74.4	99.1	(24.9)	150.2	207.1	(27.5)

Other income	3.3	8.6	(61.6)	8.2	14.8	(44.6)

Net realized capital gains	44.1	69.9	(36.9)	48.2	93.2	(48.3)

Total revenue	4,393.7	5,676.1	(22.6)	8,979.5	11,339.4	(20.8)

Health care costs (3)	3,189.7	4,566.8	(30.2)	6,637.9	9,171.0	(27.6)

Salaries and related benefits	529.7	539.3	(1.8)	1,063.0	1,132.9	(6.2)

Other operating expenses	481.0	544.7	(11.7)	969.2	1,016.6	(4.7)

Amortization of goodwill	—	49.6	(100.0)	—	99.1	(100.0)

Amortization of other acquired intangible assets	49.1	57.7	(14.9)	98.3	115.4	(14.8)

Severance and facilities charge	27.0	—	100.0	27.0	—	100.0

Total benefits and expenses	4,276.5	5,758.1	(25.7)	8,795.4	11,535.0	(23.8)

Income (loss) before income taxes (benefits) and cumulative effect adjustments	117.2	(82.0)	—	184.1	(195.6)	—

Income taxes (benefits)	38.2	(10.6)	—	38.1	(32.0)	—

Cumulative effect adjustments, net of tax	—	—	—	(2,965.7)	.5	—

Net income (loss)	$79.0	$(71.4)	—%	$(2,819.7)	$(163.1)	—%

Net realized capital gains, net of tax (included above)	$28.2	$45.1	(37.5)%	$30.7	$59.9	(48.7)%

(1)	Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)	Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

(3)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 11.7% for the three and six months ended June 30, 2002, compared to 11.2% and 11.5% for the corresponding periods in 2001.

Results

Health Care’s net income for the three months ended June 30, 2002 reflects an increase of $150 million from the net loss for the corresponding period in 2001. The net loss for the six months ended June 30, 2002 is $2.7 billion greater than the net loss reported for the corresponding period in 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

The table presented below identifies certain items excluded from net income or loss to arrive at operating earnings or loss, which management believes provides a comparison more reflective of Health Care’s underlying business performance, and reconciles operating earnings or loss to net income or loss reported in accordance with accounting principles generally accepted in the United States of America.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(Millions)	2002	2001	2002	2001

Net income (loss)	$79.0	$(71.4)	$(2,819.7)	$(163.1)

Other items included in net income (loss):

Net realized capital gains	(28.2)	(45.1)	(30.7)	(59.9)

Amortization of goodwill	—	48.8	—	97.6

Amortization of other acquired intangible assets	31.9	37.6	63.9	75.2

Release of state income tax reserves (1)	—	—	(19.8)	—

Severance and facilities charge	17.5	—	17.5	—

Cumulative effect adjustments	—	—	2,965.7	(.5)

Operating earnings (loss)	$100.2	$(30.1)	$176.9	$(50.7)

(1)	During the first quarter of 2002, the Company released $19.8 million of state income tax related reserves as a result of the favorable conclusion of several state tax audits.

Operating earnings for the three and six months ended June 30, 2002 reflect increases of $130 million and $228 million from the operating losses in the corresponding periods in 2001. Membership levels were lower than in the prior year periods, resulting in both lower overall premiums and medical costs. The increases in operating earnings were due primarily to significant premium rate increases, partially offset by higher per member medical costs for Commercial HMO products. Medical costs for the three months ended June 30, 2002 also reflect the favorable development of prior period medical cost estimates of approximately $55 million pretax for Commercial HMO products and approximately $10 million pretax for Medicare HMO. Results for the three and six months ended June 30, 2002 also reflect a decrease in operating expenses, including salaries and related benefits, resulting from expense reduction initiatives. These increases in results were partially offset by decreases in net investment income. For the three months ended June 30, 2002, the decrease in net investment income is due primarily to lower interest rates. For the six months ended June 30, 2002, the decrease is due primarily to lower interest rates as well as mortgage loan prepayments in the first quarter of 2001, which did not occur in the first six months of 2002.

Commercial HMO

Commercial HMO premiums decreased $845 million and $1.5 billion for the three and six months ended June 30, 2002, respectively, when compared to the corresponding periods in 2001. This decrease reflects significant membership reductions as well as a shift in the geographic mix of membership and customers selecting lower premium plans, offset in part by significant premium rate increases on renewing business.

The Commercial HMO medical cost ratio was 84.1% and 85.2% for the three and six months ended June 30, 2002, respectively, compared to 91.3% and 90.6% for the corresponding periods in 2001. The decrease in 2002 was the result of significant per member premium rate increases outpacing per member medical cost increases. Per member medical cost increases were partially offset by the favorable development of prior period medical cost estimates during the second quarter of 2002 discussed previously. Excluding the favorable development of prior period medical cost estimates during the second quarter of 2002, the Commercial HMO medical cost ratio was 86.1% for the three months ended June 30, 2002. Higher per member medical costs were primarily due to higher utilization related to 2002 services and also reflect the impact of certain unit cost increases. While the specific factors vary in importance by local market, the major drivers of the increase in utilization include an increase in physician costs (including specialists), inpatient services, pharmacy, and outpatient services (particularly ambulatory surgeries and radiology).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Medicare HMO

Medicare HMO premiums decreased by $250 million and $482 million for the three and six months ended June 30, 2002, respectively, when compared to the corresponding periods in 2001. This decrease was substantially due to the Company exiting a number of Medicare service areas on January 1, 2002, which represented approximately 37% of the Company’s total Medicare membership at December 31, 2001.

The Medicare HMO medical cost ratio was 82.8% and 81.6% for the three and six months ended June 30, 2002, respectively, compared to 95.2% and 94.5% (excluding premiums and medical costs relating to Medicare service areas that the Company exited on January 1, 2001) for the corresponding periods in 2001. This decrease primarily reflects the Company’s exit from certain Medicare service areas on January 1, 2002, which had high medical cost ratios. The decrease also reflects significant benefit plan changes, lower utilization and the favorable development of prior period medical cost estimates discussed previously. Excluding the favorable development of prior period medical cost estimates during the second quarter of 2002, the Medicare HMO medical cost ratio was 86.8% for the three months ended June 30, 2002. For the three and six months ended June 30, 2001, the Medicare HMO medical cost ratio (including those Medicare service areas the Company exited on January 1, 2001) was 93.6% and 98.8%, respectively. Medical costs recorded in the six month period ended June 30, 2001 reflect unfavorable development of prior period medical cost estimates of approximately $45 million pretax, which related almost entirely to those Medicare service areas exited on January 1, 2001.

Health Care Costs Payable

Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable are estimated periodically, and any resulting adjustments are reflected in current-period operating results within health care costs. Health care costs payable are based on a number of factors, including those derived from historical claim experience. A large portion of health care claims are not submitted to the Company until after the end of the quarter in which services are rendered by providers to members. As a result, an extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of the estimates is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at June 30, 2002 would cause these estimates to change in the near term, and such a change could be material.

Other Revenue

ASC fees for the three and six months ended June 30, 2002 decreased slightly compared to the corresponding periods in 2001. This decrease reflects overall lower ASC membership levels, partially offset by an increase in rates.

Net realized capital gains for the three months ended June 30, 2002 include capital gains related to the Company’s 1997 sale of its behavioral health subsidiary, Human Affairs International (“HAI”), and net gains resulting from the Company’s rebalancing of its investment portfolio in a declining interest rate environment. The Company records capital gains relating to the HAI sale as they become realizable. These gains were partially offset by capital losses primarily due to the final resolution of matters related to the prior year sale of NYLCare Texas and the write-down of certain debt and equity securities and losses from futures contracts. (Refer to Note 13 of Condensed Notes to Consolidated Financial Statements for further information on the final resolution of matters related to NYLCare Texas.) Net realized capital gains for the three months ended June 30, 2001 include capital gains related to the HAI sale and net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Net realized capital gains for the six months ended June 30, 2002 include capital gains related to the HAI sale and net gains resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. These gains were partially offset by capital losses primarily due to the final resolution of matters related to the prior year sale of NYLCare Texas, the write-down of certain debt and equity securities and capital losses from futures contracts. Net realized capital gains for the six months ended June 30, 2001 include capital gains related to the HAI sale as well as capital gains resulting from collections of previously charged-off mortgage loans and the Company’s rebalancing of its investment portfolio. These gains were partially offset by capital losses resulting primarily from the write-down of certain debt securities. Refer to “Total Investments — Capital Gains and Losses” for further discussion on investment write-downs.

Income Taxes

Excluding amortization of goodwill for the second quarter of 2001, as well as net realized capital gains and amortization of other acquired intangible assets for both the second quarter of 2002 and 2001, the effective tax rates were 32.3% and 32.5% for the three months ended June 30, 2002 and 2001, respectively. The six months ended June 30, 2002 included approximately $20 million of state income tax related reserves released in the first quarter of 2002 as a result of the favorable conclusion of several state tax audits. Excluding this reserve release, amortization of goodwill for the six months ended June 30, 2001, and net realized capital gains and amortization of other acquired intangible assets for the six months ended June 30, 2002 and 2001, the effective tax rates were 31.9% and 31.8% for the six months ended June 30, 2002 and 2001, respectively. Fluctuations in the effective tax rates for the three and six months ended June 30, 2002, compared to the corresponding periods in 2001, primarily reflect a change in the mix of state income taxes that apply to pretax income or loss. This mix of state income taxes depends on the states in which the Company’s earnings or losses are incurred and the level of such earnings or losses, due to differing tax rates and/or limitations of allowed losses in various states.

Membership

Health Care’s membership was as follows:

	June 30, 2002			June 30, 2001

(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Commercial

HMO (1)	4,535	1,340	5,875	7,296	1,058	8,354

POS	116	2,546	2,662	196	2,915	3,111

PPO	769	3,180	3,949	936	3,188	4,124

Indemnity	117	1,546	1,663	220	1,752	1,972

Total Commercial Membership	5,537	8,612	14,149	8,648	8,913	17,561

Medicare HMO	125	—	125	279	—	279

Medicaid HMO	11	164	175	140	104	244

Total Health Membership	5,673	8,776	14,449	9,067	9,017	18,084

Dental Membership	4,707	7,162	11,869	6,060	7,866	13,926

(1)	Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,142 at June 30, 2002 and 1,737 at June 30, 2001.

Total health membership as of June 30, 2002 decreased by approximately 4 million members, compared to June 30, 2001, resulting from the Company’s strategic and operational initiatives, including significant price increases, the exit of under-performing Commercial HMO products in certain markets and the exit from certain Medicare service areas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Outlook

The Company continues to implement the strategic repositioning of its business and is taking significant actions designed to improve profitability and competitiveness. As a result, certain key actions and the Company’s success in implementing them, and other matters discussed later, are expected to be significant drivers of the Company’s 2002 financial performance.

Medical Costs/Pricing Actions. The Company continues to take certain actions designed to improve its medical cost ratios while also undertaking initiatives to improve relations with providers. The Company attempts to improve profitability through price increases and, where appropriate, through improved underwriting and utilization management techniques. A majority of the Company’s 2002 pricing actions related to its health risk business were implemented by June 30, 2002 and such actions reflect significant price increases. However, premiums for full risk health plans are generally fixed for one-year periods and, accordingly, cost levels in excess of future medical cost projections reflected in pricing cannot be recovered in the contractual year through higher premiums. As a result, the Company’s results for 2002 are particularly sensitive to the price increases it achieved for business renewing in the early part of the year. Medical cost trend (the rate of increase in medical costs) rose significantly in 2001 and there can be no assurances regarding the accuracy of medical cost projections assumed for 2002 pricing purposes. If the rate of increase in medical costs in 2002 were to exceed the levels projected for 2002 pricing purposes, our results would be materially adversely affected.

Membership. Premium increases for 2002 renewals and other actions resulted in significantly reduced membership for 2002. Actions affecting membership also include the exit of certain Medicare service areas and the exit of under-performing Commercial HMO products in certain markets. Further premium increases in 2002 are expected to result in additional membership reductions. The membership reductions resulting from pricing and other actions will lower revenue, but these actions are designed to help reduce medical cost ratios and thereby improve profitability. However, if membership declines more than we expect or if we lose accounts with favorable medical cost experience while retaining accounts with unfavorable medical cost experience, our business and results of operations may be materially adversely affected. The Company projects that its December 31, 2002 health membership will be approximately 13.7 million members.

Expense Initiatives. In light of significant membership declines in 2002, the Company will need to continue to reduce operating expenses. The Company continues to implement initiatives designed to improve the efficiency of its operations, while at the same time attempting to improve customer service and comply with important new privacy and other regulations. The Company recorded severance and facilities charges of $18 million after tax in the second quarter of 2002 and $125 million after tax in the fourth quarter of 2001 relating to actions to reduce its workforce and vacate certain leased facilities. The charge in the second quarter of 2002 includes the elimination of approximately 600 positions and is expected to be completed by June 30, 2003. The charge in the fourth quarter of 2001 was part of a plan to reduce the Company’s workforce by approximately 6,000 positions from September 30, 2001 levels by the end of 2002. The reduction of approximately 1,600 of these positions is expected to be achieved through attrition and approximately 4,400 positions will be eliminated. (Refer to “Severance and Facilities Charges” later for additional details.) The Company also anticipates an additional substantial severance and facilities charge in the third quarter of 2002. The Company is also continuing to implement other cost-savings initiatives in 2002. As a result, the Company projects that its overall selling, general and administrative expenses for the health business will decline in 2002 as compared to 2001 levels. The Company believes this decline will occur despite pension costs that are projected to be higher in 2002. This projected increase in pension costs results primarily from the decline in the fair value of pension plan assets as a result of the decline in equity markets. Continued or sustained declines in equity markets and the resulting impact on the fair value of pension plan assets could cause the Company's future pension costs to increase. The Company also expects that due to the significant reduction in membership discussed above, its per member per month operating costs will increase in 2002 compared to 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

The future performance of the Company in 2002 and beyond will depend in large part on the Company’s ability to design and implement its strategic and operational initiatives. If these initiatives do not achieve their objectives, or result in unanticipated increases in medical cost trends or other adverse affects, the Company’s results in future periods would be materially adversely affected.

Refer to “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K for information regarding other important factors that are expected to affect the Company’s 2002 financial performance.

GROUP INSURANCE

	Three Months Ended June 30,			Six Months Ended June 30,

(Millions)	2002	2001	% Change	2002	2001	% Change

Premiums:

Life	$271.3	$258.6	5.0%	$537.1	$522.2	2.9%

Disability	73.3	70.0	4.7	155.2	135.6	14.5

Long-term care	16.2	14.9	8.7	31.1	29.1	6.9

Total premiums	360.8	343.5	5.0	723.4	686.9	5.3

Administrative services contract fees	8.2	8.2	—	16.6	16.7	(.6)

Net investment income	68.9	69.7	(1.1)	135.0	156.3	(13.6)

Other income	.9	1.0	(10.0)	1.9	2.0	(5.0)

Net realized capital gains (losses)	(2.3)	(7.9)	70.9	.4	4.5	(91.1)

Total revenue	436.5	414.5	5.3	877.3	866.4	1.3

Current and future benefits	340.6	320.5	6.3	684.1	649.8	5.3

Salaries and related benefits	19.5	21.3	(8.5)	39.8	44.1	(9.8)

Other operating expenses	25.3	24.0	5.4	51.1	43.5	17.5

Total benefits and expenses	385.4	365.8	5.4	775.0	737.4	5.1

Income before income taxes	51.1	48.7	4.9	102.3	129.0	(20.7)

Income taxes	16.3	16.4	(.6)	32.8	43.3	(24.2)

Net income	$34.8	$32.3	7.7%	$69.5	$85.7	(18.9)%

Net realized capital gains (losses), net of tax (included above)	$(1.5)	$(5.3)	71.7%	$.2	$2.9	(93.1)%

Results

Net income for Group Insurance for the three months ended June 30, 2002 increased $3 million and for the six months ended June 30, 2002 decreased $16 million, compared to the corresponding periods in 2001. Excluding net realized capital gains or losses, operating earnings for the three and six months ended June 30, 2002 decreased $1 million and $14 million, respectively, compared to the corresponding periods in 2001. The decrease in operating earnings for the three months ended June 30, 2002 is due primarily to a higher benefit cost ratio (current and future benefits divided by premiums) in the second quarter of 2002, compared to the corresponding period in 2001. The benefit cost ratio increased due to increases in current and future benefits outpacing the increases in premiums. The decrease for the six months ended June 30, 2002 is due primarily to lower net investment income resulting from mortgage loan prepayments in the first quarter of 2001, which did not occur in the first six months of 2002, as well as lower yields on debt securities and certain other short-term investment securities during the first quarter of 2002. The decrease in results for the six months ended June 30, 2002 also reflects an increase in other operating expenses for the six months ended June 30, 2002 due primarily to increased claim related expenditures, partially offset by a decrease in salaries and related benefits due primarily to less sales compensation expense. The benefit cost ratios were 94.4% and 94.6% for the three and six months ended June 30, 2002, respectively, compared to 93.3% and 94.6% for the corresponding periods in 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (Continued)

Net realized capital losses for the three months ended June 30, 2002 primarily reflect losses due to the write-down of certain investments in debt and equity securities and losses on futures contracts. (Refer to “Total Investments — Capital Gains and Losses” for further discussion on investment write-downs.) These losses were partially offset by capital gains from debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. Net realized capital gains for the six months ended June 30, 2002 primarily reflect gains resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. These gains were partially offset by capital losses primarily due to the write-down of certain investments in debt and equity securities and losses on futures contracts.

To provide a comparison that management believes is more reflective of Group Insurance’s performance, the operating earnings discussion, including the information presented in the table that follows, excludes net realized capital gains.

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2002	2001	2002	2001

Operating earnings:

Life products	$29.0	$29.1	$53.5	$61.2

Disability and Long-term care products	7.3	8.5	15.8	21.6

Total Group Insurance	$36.3	$37.6	$69.3	$82.8

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products for the second quarter of 2002 were relatively level with the corresponding period in 2001 and decreased for the six months ended June 30, 2002, compared to the corresponding period in 2001. The decrease in operating earnings for the six months ended June 30, 2002 is primarily due to lower net investment income.

Disability and Long-term care Products

Disability and Long-term care products consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities. Operating earnings decreased for the three and six months ended June 30, 2002, compared to the corresponding periods in 2001. The decrease for the three months ended June 30, 2002 is due primarily to a higher combined benefit cost ratio for Disability and Long-term care products resulting from unfavorable Disability claim experience. For the six months ended June 30, 2002, the decrease is primarily due to lower net investment income, as discussed previously, and to a lesser extent, an increase in operating expenses, partially offset by a decline in the combined benefit cost ratio for Disability and Long-term care products resulting from favorable claim experience.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (Continued)

Membership

Group Insurance’s membership was as follows:

(Thousands)	June 30, 2002	June 30, 2001

Life products	9,577	9,339

Disability products	2,289	2,231

Long-term care products	177	127

Total	12,043	11,697

Total Group Insurance membership as of June 30, 2002 increased by 346,000 members when compared to June 30, 2001. This increase reflects the addition of approximately 2.0 million members, partially offset by lapses of approximately 1.6 million members for the twelve months ended June 30, 2002.

Outlook

The Company projects membership for Group Insurance to be slightly higher at December 31, 2002 than December 31, 2001. Refer to “Group Insurance-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K for additional information regarding important factors that are expected to affect the Company’s 2002 financial performance.

LARGE CASE PENSIONS

Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,

(Millions)	2002	2001	% Change	2002	2001	% Change

Premiums	$50.7	$250.0	(79.7)%	$110.0	$341.3	(67.8)%

Net investment income	174.9	192.2	(9.0)	350.4	408.6	(14.2)

Other income	4.8	3.6	33.3	9.5	10.6	(10.4)

Net realized capital gains (losses)	3.6	—	—	2.2	(1.2)	—

Total revenue	234.0	445.8	(47.5)	472.1	759.3	(37.8)

Current and future benefits	214.4	423.9	(49.4)	438.5	715.9	(38.7)

Salaries and related benefits	4.0	4.1	(2.4)	7.8	8.7	(10.3)

Other operating expenses	1.4	1.8	(22.2)	2.7	3.6	(25.0)

Reduction of reserve for anticipated future losses on discontinued products	(8.3)	(94.5)	91.2	(8.3)	(94.5)	91.2

Total benefits and expenses	211.5	335.3	(36.9)	440.7	633.7	(30.5)

Income before income taxes	22.5	110.5	(79.6)	31.4	125.6	(75.0)

Income taxes	7.9	39.0	(79.7)	11.4	44.3	(74.3)

Net income	$14.6	$71.5	(79.6)%	$20.0	$81.3	(75.4)%

Net realized capital gains (losses), net of tax (included above)	$2.3	$—	—%	$1.4	$(.8)	—%

Assets under management:(1)

Fully guaranteed discontinued products				$5,032.8	$5,424.7	(7.2)%

Experience-rated				6,141.7	6,397.2	(4.0)

Nonguaranteed				7,796.5	10,308.8	(24.4)

Total assets under management				$18,971.0	$22,130.7	(14.3)%

(1)	Excludes net unrealized capital gains of $139.5 million at June 30, 2002 and $110.0 million at June 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

Results

Large Case Pensions’ net income for the three months ended June 30, 2002 decreased $57 million compared with the corresponding period in 2001. Results include a reduction of the reserve for anticipated future losses on discontinued products for Large Case Pensions of $5 million for the three months ended June 30, 2002 primarily due to favorable mortality and retirement experience and certain reductions in administrative expenses, partially offset by lower portfolio returns. Results for the three months ended June 30, 2001 include a reduction of the reserve for anticipated future losses on discontinued products of $61 million primarily as a result of favorable investment performance as well as favorable mortality and retirement experience. Excluding the discontinued products reserve releases and net realized capital gains, results for the three months ended June 30, 2002 decreased $3 million compared to the corresponding period in 2001. Net income for the six months ended June 30, 2002 decreased $61 million compared with the corresponding period in 2001. Excluding the discontinued products reserve releases and net realized capital gains or losses, results for the six months ended June 30, 2002 decreased $8 million compared to the corresponding period in 2001.

The decrease in results for the three and six months ended June 30, 2002, compared to the corresponding periods in 2001, is primarily due to lower net investment income resulting from the continued decline in underlying liabilities and related assets supporting this business. Premiums, along with current and future benefits, decreased during the three and six months ended June 30, 2002, compared to the corresponding periods in 2001, due to transactions in 2001 that included the funding of an early retirement program by an existing customer and a transfer of cash from separate accounts to the general account to purchase annuities for another large customer.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2002	2001	2002	2001

Scheduled contract maturities and benefit payments (1)	$183.6	$235.8	$361.1	$508.2

Contractholder withdrawals other than scheduled contract maturities and benefit payments	17.5	29.4	73.8	102.5

Participant-directed withdrawals	7.0	5.7	12.0	11.0

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2002	2001	2002	2001

Interest margin (deficit) (1)	$1.4	$(4.7)	$1.7	$1.5

Net realized capital gains (losses)	1.4	12.1	(17.8)	18.4

Interest earned on receivable from continuing products	4.4	4.7	8.7	9.3

Other, net	(2.0)	3.3	4.1	7.9

Results of discontinued products, after tax	$5.2	$15.4	$(3.3)	$37.1

Results of discontinued products, pretax	$7.8	$23.0	$(5.5)	$55.0

Net realized capital gains (losses) from bonds, after tax (included above)	$(1.4)	$10.1	$(17.5)	$19.4

(1)	The interest margin (deficit) is the difference between earnings on invested assets and interest credited to contractholders.

The interest margin for the three months ended June 30, 2002 increased compared to the corresponding period of 2001, primarily due to higher investment income. The net realized capital loss for the six months ended June 30, 2002 is due primarily to sales and the write-down of certain debt securities partially offset by capital gains reflecting the Company’s rebalancing of its investment portfolio in a declining interest rate environment.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $348 million at June 30, 2002 and $345 million at December 31, 2001, net of related deferred taxes payable.

The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates, as well as the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2002 was as follows (pretax):

(Millions)

Reserve at December 31, 2001	$944.9

Operating income	16.3

Net realized capital gains (losses)	(27.6)

Mortality and other	5.8

Reserve reduction	(8.3)

Reserve at June 30, 2002	$931.1

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $5 million ($8 million pretax) of the reserve was released in the second quarter of 2002 primarily due to favorable mortality and retirement experience and certain reductions in administrative expenses, partially offset by lower portfolio returns. The current reserve reflects management’s best estimate of anticipated future losses.

The discontinued products investment portfolio is as follows:

(Millions)	June 30, 2002		December 31, 2001
Class	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,417.6	66.7%	$3,573.8	66.8%

Loaned securities	84.7	1.7	131.9	2.5

Total debt securities	3,502.3	68.4	3,705.7	69.3

Mortgage loans	786.5	15.4	822.1	15.4

Investment real estate	119.7	2.3	130.4	2.4

Equity securities	119.7	2.3	211.0	3.9

Other (1)	592.7	11.6	481.4	9.0

Total	$5,120.9	100.0%	$5,350.6	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $58.6 million at June 30, 2002 and $55.7 million at December 31, 2001, included in long-term investments on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

Distributions on discontinued products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2002	2001	2002	2001

Scheduled contract maturities, settlements and benefit payments	$176.9	$293.7	$370.6	$474.5

Participant-directed withdrawals	1.0	1.8	2.0	3.7

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s short-term and long-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $20 million and $39 million for the three and six months ended June 30, 2002, respectively, and $22 million and $42 million for the corresponding periods in the prior year. The decrease in interest expense is primarily a result of lower interest rates during the six months ended June 30, 2002, compared to the corresponding period in 2001, and a benefit from the Company’s interest rate swap agreement entered into in December 2001.

Outlook

The Company expects interest expense to be between $85 and $90 million after tax for 2002. Refer to “Corporate Interest-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K for additional information regarding important factors that are expected to affect the Company’s 2002 financial performance.

SEVERANCE AND FACILITIES CHARGES

The Company anticipates an additional substantial severance and facilities charge in the third quarter of 2002.

Second Quarter 2002 Severance Charge

In the second quarter 2002, the Company recorded a severance charge of $27 million pretax ($18 million after tax) relating to the implementation of ongoing initiatives that are intended to improve the Company’s overall future performance. The initiatives include further reductions to operating expenses and the continued reorganization and realignment of Health Care operations. This charge included the planned elimination of approximately 600 employee positions (primarily regional field management, information technology and medical service functions) and is expected to be completed by June 30, 2003.

As a result of these actions, the Company eliminated 426 positions from April 1, 2002 through June 30, 2002 resulting in a reduction of the severance reserve of approximately $19 million pretax. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

As a result of these actions, the Company expects to make severance payments for employee positions eliminated prior to June 30, 2003 of approximately $13 million after tax in 2002 and approximately $5 million after tax in 2003 through completion.

As a result of these actions, the Company expects to reduce salary and related benefit costs by approximately $14 million after tax in 2002 and approximately $26 million after tax in 2003 and annually thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SEVERANCE AND FACILITIES CHARGES (Continued)

As a result of these actions, the Company expects an after tax increase in future cash flows from operating activities of approximately $1 million in 2002, approximately $21 million in 2003 and approximately $26 million annually thereafter.

2001 Severance and Facilities Charge

In the fourth quarter of 2001, the Company recorded a severance and facilities charge of $193 million pretax ($125 million after tax) relating to the implementation of initiatives that are intended to improve the Company’s overall future performance. The initiatives include seeking to reduce 2002 expenses, reorganization and realignment of Health Care operations to better align our business resources with our customer market-focused approach, business process improvements, product market withdrawals, continued migration off the Prudential Health Care systems and vacating certain facilities (primarily customer service-related locations). This charge included $85 million after tax for severance activities relating to the planned elimination of approximately 4,400 employee positions (primarily customer service and regional field management functions) and $40 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities are expected to be completed by December 31, 2002.

The Company eliminated 2,207 positions and vacated certain leased facilities in the first six months of 2002, resulting in a reduction of the severance and facilities reserve of approximately $89 million pretax. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	June 30, 2002	December 31, 2001

Debt securities available for sale	$13,094.5	$13,446.0

Loaned securities	697.6	608.1

Total debt securities	13,792.1	14,054.1

Mortgage loans	1,968.1	2,045.0

Equity securities	143.1	242.1

Other investment securities	469.4	689.2

Investment real estate	332.2	359.7

Other (1)	1,788.1	1,472.9

Total investments	$18,493.0	$18,863.0

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $704.5 million at June 30, 2002 and $691.6 million at December 31, 2001 included in long-term investments on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (Continued)

Debt Securities

Debt securities represented 75% at June 30, 2002 and December 31, 2001 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	June 30, 2002	December 31, 2001

Supporting discontinued products	$3,502.3	$3,705.7

Supporting experience-rated products	2,152.1	2,167.4

Supporting remaining products	8,137.7	8,181.0

Total debt securities (1)	$13,792.1	$14,054.1

(1)	Total debt securities include “Below Investment Grade” Securities of $739 million at June 30, 2002 and $965 million at December 31, 2001, of which 24% at June 30, 2002 and 23% at December 31, 2001 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $241 million at June 30, 2002 and $266 million at December 31, 2001. Of the net unrealized capital gains at June 30, 2002, $89 million relate to assets supporting discontinued products and $48 million relate to experience-rated products.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	June 30, 2002	December 31, 2001

Supporting discontinued products	$786.5	$822.1

Supporting experience-rated products	519.4	563.1

Supporting remaining products	662.2	659.8

Total mortgage loans	$1,968.1	$2,045.0

During the first six months of 2002, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 11% of the Company’s total invested assets at June 30, 2002 and December 31, 2001.

Problem, restructured and potential problem loans included in mortgage loans were $78 million at June 30, 2002 and $174 million at December 31, 2001, of which 82% at June 30, 2002 and 92% at December 31, 2001 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $11 million at June 30, 2002 and $26 million at December 31, 2001. Refer to Note 5 of Condensed Notes to Consolidated Financial Statements for additional information.

Capital Gains and Losses

For the three and six months ended June 30, 2002, net realized capital gains were $45 million ($29 million after tax) and $51 million ($32 million after tax), respectively, and include net investment write-downs, consistent with the Company’s policy for determining whether other than temporary impairments exist in its debt and equity securities portfolio, of $11 million ($7 million after tax) and $32 million ($21 million after tax), respectively. These asset write-downs were primarily realized on investments in the telecommunications industry. For the three and six months ended June 30, 2001, net realized capital gains were $62 million ($40 million after tax) and $97 million ($62 million after tax), respectively, and include net investment recoveries of $1 million ($1 million after tax) and net investment write-downs of $17 million ($11 million after tax), respectively. These asset write-downs were primarily realized on investments in the telecommunications industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (Continued)

At June 30, 2002 and December 31, 2001, the Company’s investment portfolio, excluding investments supporting liabilities related to experience-rated contractholders and discontinued products, included approximately $136 million and $118 million, respectively, of gross pretax unrealized losses as well as approximately $254 million and $207 million, respectively, of gross pretax unrealized gains primarily on corporate debt securities.

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

The risks associated with investments supporting experience-rated pension and annuity products in the Large Case Pensions business are assumed by those contractholders and not by the Company (subject to, among other things, certain minimum guarantees). Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses (refer to “Large Case Pensions — Discontinued Products”).

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of June 30, 2002. Refer to Aetna Inc.’s 2001 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash flows used (outflow) for operating activities were approximately $222 million for the six months ended June 30, 2002. Excluding the impact of changes in insurance reserves related to the Large Case Pensions business segment, which are included in operating activities but are funded from sales of investments, cash flows used (outflow) for operating activities were approximately $45 million. Uses of operating cash reflect the payment of approximately $660 million from estimated reserves the Company held for members which lapsed during the first and second quarters of 2002. This was partially offset by the collection of an estimated $130 million of premiums receivable for these lapsed members. Cash flows used (outflow) for operating activities also reflect approximately $85 million for payments related to actions taken against severance and facilities reserves. Refer to the “Consolidated Statements of Cash Flows” for additional information.

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

Financings, Financing Capacity and Capitalization

At June 30, 2002, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. The maximum amount of short-term borrowings outstanding during the first six months of 2002 was $145 million. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 18.1% at June 30, 2002. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

On February 13, 2002, Moody’s Investors Service downgraded the Company’s senior debt rating from Baa2 to Baa3, the Company’s commercial paper rating from P2 to P3 and Aetna Life Insurance Company’s claims paying/financial strength rating from A2 to A3. This downgrade is not expected to materially affect either the Company’s ability to borrow or the cost of borrowing. The Company’s ability to borrow under its commercial paper program, as well as the cost of such borrowings, could be adversely affected if its ratings were downgraded further. However, a ratings downgrade would not affect the Company’s ability to borrow under its revolving credit facilities as an alternative. Refer to “Other Information — Ratings” later for more information on ratings for the Company and Aetna Life Insurance Company.

Common Stock Transactions

In December 2000, the Company’s Board of Directors (the “Board”) had authorized the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $200 million). The Company repurchased 2.6 million shares of common stock at a cost of approximately $96 million during the first quarter of 2001 pursuant to this authorization, and then suspended repurchases until April 2002. In April 2002, the Company re-initiated share repurchases pursuant to this authorization, and during the second quarter of 2002, the Company repurchased approximately 2.1 million shares of common stock at a cost of approximately $104 million, completing this share repurchase program. Also, during the six months ended June 30, 2002, the Company issued approximately 8.2 million shares of common stock for benefit plans, including approximately 7.8 million shares related to stock option exercises. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for further discussion related to the Company’s stock option grant to eligible employees and the shareholder approved Employee Stock Purchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On June 28, 2002, the Board authorized a new share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million).

For the first six months of 2002, the Company had weighted average common shares, including common share equivalents, of approximately 151.3 million (refer to Note 3 of Condensed Notes to Consolidated Financial Statements). The Company projects weighted average common shares, including common share equivalents, to be approximately 155.0 million for the full year 2002.

Financing Obligations

The Company’s financing obligations generally include debt, lease payment obligations and commitments to fund certain of its investments in equity limited partnership investments and commercial mortgage loans. At June 30, 2002, required payments by the Company, through 2006, relating to these financing obligations are as follows:

	Six Months Ended	Years Ended December 31,
(Millions)	December 31, 2002	2003	2004	2005	2006

Long-term debt (1)	$64.0	$128.1	$128.1	$128.1	$550.4

Noncancelable leases (2)	112.5	163.4	132.5	106.9	87.7

Funding requirements for equity limited partnership investments	45.6	52.8	52.7	23.5	20.0

Funding requirements for commercial mortgage loans	85.7	—	—	—	—

Total	$307.8	$344.3	$313.3	$258.5	$658.1

(1)	The interest payments for each of the periods presented does not consider the Company’s interest rate swap agreement.

(2)	Noncancelable lease payments include approximately $7 million for the remainder of 2002 relating to operating lease payments between the Company and an independent third party grantor trust, primarily for furniture and aircraft. Such lease payments total $14 million for 2002 declining to an annual amount of approximately $10 million in 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted FAS No. 142. This Standard eliminates goodwill amortization from the Consolidated Statement of Income and requires an evaluation of goodwill for impairment upon adoption of this Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings to be derived from the Company’s turnaround initiatives (for more information on the Company’s turnaround initiatives, refer to MD&A — Overview — Turnaround Initiatives included in Aetna Inc.’s 2001 Annual Report on Form 10-K). If these turnaround initiatives do not achieve their earnings objectives, the assumptions and estimates underlying this goodwill impairment evaluation, as well as the amount of the goodwill impairment, could be adversely affected. An impairment of approximately $3 billion resulting from the initial application of this Standard has been classified as a cumulative effect adjustment for the six months ended June 30, 2002. Subsequent impairments, if any, would be classified as an operating expense.

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

The Company anticipates that amortization of other acquired intangible assets will be approximately $33 million pretax for the remainder of 2002. This decrease is due to certain intangibles being fully amortized.

NEW ACCOUNTING STANDARDS

Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

REGULATORY ENVIRONMENT

HEALTH CARE REGULATION

HIPAA Administrative and Privacy Regulation; Gramm-Leach-Bliley Act

HIPAA and its regulations also impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors. The law authorizes the United States Department of Health and Human Services, known as HHS, to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable patient data. HIPAA requirements apply to plan sponsors, health plans, health care providers and health care clearinghouses that transmit health information electronically. Regulations adopted to implement HIPAA also require that business associates acting for or on behalf of these HIPAA-covered entities be contractually obligated to meet HIPAA standards. HIPAA regulations establish significant criminal penalties and civil sanctions for noncompliance, and could expose us to additional liability for, among other things, violations by our business associates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (Continued)

Although HIPAA was intended ultimately to reduce administrative expenses and burdens faced within the health care industry, we believe the law will initially bring about significant and, in some cases, costly changes. We expect that we will incur additional expenses to comply with, and that our business could be adversely affected by, these regulations in future periods. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Health Care” in Aetna Inc.’s 2001 Annual Report on Form 10-K for more information regarding these expenses.

HHS has released rules mandating the use of new standard formats with respect to certain health care transactions (e.g., health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique employer identifiers. The new transaction and code set standards became effective in October 2000, and we will be required to comply with them by October 16, 2003. The new employer identifier rules became effective July 2002, and we will be required to comply with them by July 30, 2004.

HHS also has developed new standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients with new rights to understand and control how their health information is used. These regulations do not preempt more stringent state laws and regulations that may apply to us. The privacy standards became effective on April 14, 2001, and we must comply with them by April 14, 2003. One set of regulations integral to administration and privacy under HIPAA has yet to be published. It will address security requirements to be met regarding accessibility of personal health information. In addition, as a result of concerns raised by employers, providers, health plans and others, HHS has proposed modifications to the privacy standards which would ease the administrative burdens in certain respects. HHS is expected to finalize these modifications in the third quarter of 2002, so that they will take effect for the April 14, 2003 compliance date.

In addition, provisions of the Gramm-Leach-Bliley Act generally require insurers to provide customers with notice regarding how their personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares non-public personal information with a non-affiliated third party. Like HIPAA, this law sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which may lead to new competitors in the insurance and health benefits fields.

LEGISLATIVE AND REGULATORY INITIATIVES

There has been a continuing trend of increased health care regulation at both the federal and state levels. The federal government or many states, or both, including states in which we have substantial health care membership, have enacted or are considering additional legislation or regulation related to health care plans. Legislation, regulation and initiatives relating to this trend include among other things, the following:

•  Eliminating or reducing the scope of pre-emption by the Employee Retirement Income Security Act of 1974 (“ERISA”), which would among other things expose health plans to expanded liability for punitive and other extra-contractual damages
• Prohibiting financial incentives based on utilization of services • Imposing substantial penalties for failure to pay claims within specified time periods

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (Continued)

•  Extending malpractice and other liability exposure for decisions made by health plans

•  Mandating coverage for certain conditions and/or specified procedures, drugs or devices (e.g. infertility treatment, experimental pharmaceuticals)

•  Mandating direct access to specialists for patients with chronic conditions, and direct access to OB/GYNs or chiropractors

•  Mandating expanded consumer disclosures and notices

•  Mandating expanded coverage for emergency services

•  Mandating liberalized definitions of medical necessity

•  Mandating liberalized internal and external grievance and appeal procedures (including expedited decision making)

•  Mandating maternity and other lengths of hospital inpatient stay

•  Prohibiting or limiting arrangements designed to manage medical costs and improve quality of care, such as capitated arrangements with providers or provider financial incentives

•  Regulating the composition of provider networks, such as any willing provider and pharmacy laws (which generally provide that providers and pharmacies cannot be denied participation in a managed care plan where the providers and pharmacies are willing to abide by the terms and conditions of that plan.)

•  Imposing payment levels for out-of-network care

•  Exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition

•  Restricting health plan claim and related procedures

•  Requiring the application of treatment and financial parity between mental health benefits and medical benefits within the same health plan

•  Extending benefits available to workers who lose their jobs and other uninsureds

•  Restricting or eliminating the use of formularies for prescription drugs

•  Making health plans responsible for provider payments in the event of financial failure by a capitated physician group or other intermediary

It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation or regulation.

We also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations or impose medical malpractice or bad faith liability. The United States Supreme Court has a case before it addressing the preemptive effect of ERISA on state laws. Legislative initiatives discussed above include state legislative activity in several states that, should it result in enacted legislation that is not preempted by ERISA, could increase our liability exposure and could result in greater state regulation of our operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (Continued)

Patients’ Bill of Rights Legislation

Different versions of Patients’ Bill of Rights legislation (“PBOR”) passed the United States Senate and House of Representatives in 2001. Either version could expand the Company’s potential exposure to lawsuits. Final legislation could expose the Company to unlimited economic damages, and certain punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as a result of so-called “medical necessity” and other coverage determinations. Congress may convene a conference committee to attempt to resolve differences between the Senate and House Bills, including such matters as the amount of allowable lawsuit damages, whether cases would be governed by federal or state law, and whether such actions would be brought in federal or state courts. The Company cannot predict whether a PBOR will be enacted into law or what form any such law might take.

Refer to “Regulatory Environment” in Aetna Inc.’s 2001 Annual Report on Form 10-K for additional information on regulation of the Company.

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

On October 23, 2000, the Judicial Panel on Multi-district Litigation transferred a number of these actions to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The actions so consolidated by this and subsequent orders, including actions originally filed in the Florida Federal Court, include the following actions brought by the named individuals on the indicated dates:

•	Anthony Conte (October 4, 1999)

•	Jo Ann O’Neill (October 7, 1999; by amendment dated November 9, 1999, Lydia K. Rouse and Danny E. Waldrop joined as additional plaintiffs)

•	Jeanne E. Curtright (October 28, 1999)

•	Raymond D. Williamson, III (November 22, 1999, and a second case was filed in the Florida Federal Court on June 23, 2000)

•	Michael V. Amorosi (December 3, 1999)

•	Eugene Mangieri, M.D. (January 19, 2000)

•	H. Robert Harrison, M.D., Martin Moran, M.D., Lance R. Goodman, M.D., Sandy Springs Pediatrics & Adolescent Medicine, P.C., Pediatric Infectious Disease Associates, LLC, American Medical Association and Medical Association of Georgia (February 16, 2000 naming Company defendants, and April 18, 2000 naming Prudential defendants)

•	Jennifer McCarron and Ira S. Schwartz (April 11, 2000)

•	John Romero and Catherine Romero (May 22, 2000)

•	Jo Ann O’Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000) (by amendment dated June 29, 2001, Michael V. Amorosi replaced Lydia K. Rouse as a plaintiff)

•	Glenn O’Brien and Christopher Gallagher (August 7, 2000)

•	Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000) (by amendment dated March 26, 2001, H. Robert Harrison, M.D., Eugene Mangieri, M.D., Lance R. Goodman, M.D., Leonard J. Klay, M.D., Kevin Molk, M.D., Martin Moran, M.D., Thomas Backer, M.D., David Boxstein, M.D., Navid Ghalambor, M.D., Susan Hansen, M.D., Andres Taleisnik, M.D., Julio Taleisnik, M.D., Roger Wilson, M.D., California Medical Association, Denton County Medical Society, Medical Association of Georgia and Texas Medical Association replaced Michael Burgess, M.D. as a plaintiff)

•	Douglas Chapman (September 7, 2000)

•	Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. (February 15, 2001)

•	Connecticut State Medical Society (February 15, 2001)

•	Leonard J. Klay, M.D. (February 22, 2001)

•	Richard P. Bartlett, M.D. (April 12, 2001)

•	Medical Society of the State of New York (August 15, 2001)

•	Edgar Borrero, M.D., Albert M. Ellman, M.D. and Robert Scher, M.D. (August 15, 2001)

•	American Dental Association, James B. Swanson, D.D.S. and Michael B. Dayoub, D.D.S. (August 15, 2001)

•	Westside EKG Associates (September 20, 2001) (originally filed in the Florida Federal Court; not yet consolidated with the other listed actions)

•	Tennessee Medical Society (April 25, 2002)

•	Raymond J. Wesley, M.D. (April 25, 2002)

Item 1. Legal Proceedings. (Continued)

The plaintiffs in the Conte, O’Neill, Williamson, Amorosi, McCarron, Romero, O’Brien and Chapman cases (together with Curtright, the “Subscriber Cases”) seek to represent purported nationwide classes of current and former members of the Company’s health plans. The Subscriber Cases collectively seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories. In addition, the action by Jeanne E. Curtright seeks similar relief on behalf of a class of California health plan members and members of the California public for alleged violations of California Business and Professions Code Sections 17200 and 17500 and under common law theories. Each of former Aetna, Aetna Inc., Richard L. Huber (the former chairman of Aetna) and certain health maintenance organizations that Aetna Inc. acquired from The Prudential Insurance Company of America (“Prudential”) are named as defendants in one or more of these actions. The complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. In addition, the Chapman complaint relates to the disclosure and determination of usual, customary and reasonable charges for claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members.

On August 11, 2000, Aetna Inc. and former Aetna moved to dismiss the June 23, 2000 O’Neill Complaint. On June 12, 2001, the Florida Federal Court granted that motion in part and denied it in part. It permitted plaintiffs to file an amended complaint, which they did on June 29, 2001. The Company moved to dismiss the amended complaint on August 13, 2001. On February 20, 2002, the Florida Federal Court granted the Company’s motion in part and denied it in part. The Florida Federal Court dismissed Amorosi’s RICO claims based upon the McCarran Ferguson Act and kept intact the other two putative class members’ RICO claims. The Florida Federal Court also narrowed all plaintiffs’ ERISA claims to (1) allegations of interference with physician-patient communications and (2) allegations of misrepresentations of medical necessity for those plaintiffs who are no longer subscribers to Aetna Inc.’s health plans. On May 10, 2002, the United States Court of Appeals for the Eleventh Circuit (the “Appeals Court”) declined to consider on interlocutory appeal the Florida Federal Court’s decision not to dismiss the RICO claims stated in the O’Neill Complaint. On September 29, 2000, plaintiffs moved for class certification. The class certification motion has been fully briefed. On July 24, 2001, the Florida Federal Court heard argument on that motion, which remains pending. On June 26, 2002, the O’Neill plaintiffs filed their third amended complaint which named Aetna Inc. as the sole defendant. On July 26, 2002, Aetna Inc. filed its answer to that complaint.

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

The Shane, Mangieri, Harrison, McIntosh, Connecticut State Medical Society, Klay, Bartlett, Medical Society of the State of New York, Borrero, American Dental Association, Westside EKG Associates, Tennessee Medical Society and Wesley cases together comprise the “Provider Cases.” Aetna Inc. and/or one or more of its subsidiaries are named as defendants in each of the Provider Cases. The amended Shane action also is brought against a number of other managed care companies. The Mangieri action also is brought against two other managed care companies. The Harrison action is also brought against Prudential.

Item 1. Legal Proceedings. (Continued)

The Provider Cases collectively allege that Aetna Inc. and each other defendant managed care organization improperly denied claims in whole or in part, did not pay claims timely or did not pay at proper rates, and employed coercive economic power to force physicians to enter into economically unfavorable contracts. The Shane Provider Case further charges that Aetna Inc. and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. In addition, the American Dental Association action alleges improper disclosure and determination of usual, customary and reasonable charges for dental claims and alleges an undisclosed policy of discounting procedures in order to reduce reimbursements to ERISA plan members. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief, for alleged violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes and state laws regarding the timely payment of claims, and seek similar relief under common law theories.

The plaintiffs in the Provider Cases generally seek to represent purported nationwide classes and subclasses of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. Certain Provider Cases also purport to bring class actions on behalf of physicians and/or other providers in a particular state. Bartlett is the only Provider Case that is not brought as a class action.

On September 22, 2000, Aetna Inc. and the other defendants moved to dismiss the August 11, 2000 Shane complaint. On March 2, 2001, the Florida Federal Court granted that motion in part and permitted plaintiffs to file an amended complaint. An amended complaint was filed on March 26, 2001 by the individuals listed above, including the Harrison and Mangieri plaintiffs and others.

On April 30, 2001, Aetna Inc. and the other defendants moved to dismiss the March 26, 2001 Shane complaint. On May 1, 2001, Aetna Inc. moved to compel arbitration of all claims asserted against it by several of the named plaintiffs, moved to compel arbitration and/or stay claims against Aetna Inc. for its alleged participation in purported RICO violations by other defendants and moved to compel arbitration and/or stay claims against other defendants for their alleged participation in purported RICO violations by Aetna Inc. This motion remains pending.

On July 11, 2002, the Shane plaintiffs filed a motion seeking leave to file a second amended complaint that adds two new plaintiffs, the Florida Medical Association and the Louisiana State Medical Association. That motion remains pending.

On October 20, 2000, the Shane plaintiffs moved for class certification. The parties fully briefed that motion based on the allegations of the August 11, 2000 Shane complaint. On May 7, 2001, the Florida Federal Court heard oral argument on that motion, which remains pending.

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

On July 16, 2002, the Florida Federal Court heard argument on the plaintiffs’ request to open discovery in the Provider Cases. On July 29, 2002, the Florida Federal Court entered an order lifting the stay of discovery in the Provider Cases and the Subscriber Cases effective September 30, 2002.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber and Provider Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

Item 1. Legal Proceedings. (Continued)

In addition to the Subscriber and Provider Cases consolidated before the Florida Federal Court, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. This action is in the discovery phase, and trial currently is scheduled to begin on March 14, 2003. Defendants intend to continue to defend this action vigorously.

A complaint was filed in the Superior Court of the State of New Jersey, Mercer County, on May 8, 2002 by the Medical Society of New Jersey purportedly on behalf of a class of New Jersey physicians (the “New Jersey Complaint”). The New Jersey Complaint seeks injunctive relief and attorneys’ fees against Aetna Inc. and one of its subsidiaries under New Jersey’s consumer fraud act and “prompt pay” statutes. The New Jersey Complaint alleges that defendants engage in unfair and deceptive acts and practices intended to delay and reduce reimbursement to physicians and that defendants have been able to force physicians to enter into one-sided contracts that infringe upon the doctor-patient relationship. On June 14, 2002, the Company removed this action to the United States District Court for the District of New Jersey and subsequently notified the Judicial Panel on Multi-District Litigation that the Company believes this action should be transferred to the Florida Federal Court and litigated in conjunction with the Provider Cases. This action is in the preliminary stages, and the Company intends to defend this action vigorously.

NYLCare Texas Sale Litigation
On March 30, 2001, Health Care Service Corporation (“HCSC”) provided the Company with a letter demanding arbitration of claims arising out of its purchase from Aetna Inc. of the NYLCare Texas HMOs. In May 2002, HCSC and the Company settled this action. The settlement amount was not material to the financial condition of the Company after taking into account the reserves established for this action.

Securities Class Action Litigation
Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (“Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York. The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. Defendants moved to dismiss the Securities Complaint on July 22, 2002, and otherwise intend vigorously to defend this action, which is in its preliminary stages.

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome could be material to the Company.

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

Item 1. Legal Proceedings. (Continued)

In addition, the Company’s current and past business practices are subject to review by various state insurance and health care regulatory authorities and other state and federal authorities. There continues to be heightened review by these authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during 2002. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held April 26, 2002, four matters were submitted to a vote: the election of three Directors for a term ending in 2004; approval of the appointment of KPMG LLP as independent auditors for the current calendar year; approval of Aetna’s Employee Stock Purchase Plan and a shareholder proposal to request the Aetna Inc. Board of Directors to implement cumulative voting in the election of Directors. Each of the Company’s Director nominees (Mrs. Hancock, Dr. Newhouse and Dr. Rodin) was elected, KPMG was appointed as the Company’s independent auditors and the Employee Stock Purchase Plan was approved. The shareholder proposal on cumulative voting was not approved. The detailed results of voting on these matters follow:

Election of Directors:

	Votes	Votes
	For	Withheld

Ellen M. Hancock	111,681,860	4,247,857

Joseph P. Newhouse	111,711,239	4,218,478

Judith Rodin	111,718,358	4,211,359

Lawrence G. Schafran (a non-Company Director nominee)	1,352,568	—

Other matters voted upon:

	Votes	Votes		Broker
	For	Against	Abstentions	Non-Votes

Approval of Independent Auditors	114,981,043	1,696,740	604,593	—

Approval of Aetna’s Employee Stock Purchase Plan	103,521,471	12,499,299	1,262,018	—

Shareholder Proposal to Request Implementation of Cumulative Voting in Election of Directors	46,405,138	61,823,859	1,224,243	7,829,639

The terms of the following Directors continued after the Annual Meeting: Betsy Z. Cohen, Barbara Hackman Franklin, Jeffrey E. Garten, Earl G. Graves, Gerald Greenwald, Michael H. Jordan, Jack A. Kuehler and John W. Rowe, M.D.

Item 5. Other Information.

(a)	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

	Six Months Ended	Years Ended December 31,
Aetna Inc.	June 30, 2002	2001	2000	1999	1998	1997

Ratio of Earnings to Fixed Charges	3.74	(0.73)	0.89	3.31	3.89	4.41

Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	3.74	(0.73)	0.89	2.81	2.87	3.24

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the years ending December 31, 1997, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare, Inc. in 1996.

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

(b)	Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company follow:

Rating Agencies

Moody's
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor's

Aetna Inc. (senior debt)

April 26, 2002	*	BBB+	Baa3	BBB

August 1, 2002 (1)	*	BBB+	Baa3	BBB

Aetna Inc. (commercial paper)

April 26, 2002	*	F2	P3	A2

August 1, 2002 (1)	*	F2	P3	A2

Aetna Life Insurance Company (claims paying/financial strength)

April 26, 2002	A-	A+	A3	A-

August 1, 2002 (1)	A-	A+	A3	A-

*	Nonrated by the agency.

(1)	Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-negative. Moody’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

(10)	Material Contracts.

10.1	Letter agreement dated June 4, 2002 between Aetna Inc. and Frolly M. Boyd.

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2002 and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 31, 2002.

(b)	Reports on Form 8-K.

The registrant filed a report on Form 8-K on May 1, 2002 concerning the re-initiation of the Company’s repurchase of its common shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant

Date	August 2, 2002	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak Vice President and Controller

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(10)	Material Contracts.

10.1	Letter agreement dated June 4, 2002 between Aetna Inc. and Frolly M. Boyd.

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2002 and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 31, 2002.