Form 10-Q
period 2002-09-30
AETNA INC /PA/
filed 2002-10-31
CIK 1122304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended September 30, 2002.

Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-16095

Aetna Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

151 Farmington Avenue	06156

Hartford, Connecticut	(ZIP Code)

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

         Yes ☑        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes ☑        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	150,540,858

(Class)	Shares Outstanding at September 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions, except per common share data)	2002	2001	2002	2001

Revenue:

Health care premiums	$3,635.5	$4,955.6	$11,497.8	$15,064.1

Other premiums	422.8	396.9	1,256.2	1,425.1

Administrative services contract fees	459.4	457.6	1,386.6	1,390.1

Net investment income	296.7	335.8	932.3	1,107.8

Other income	10.9	36.8	30.5	64.2

Net realized capital gains	6.8	3.2	57.6	99.7

Total revenue	4,832.1	6,185.9	15,161.0	19,151.0

Benefits and expenses:

Health care costs	2,953.2	4,434.1	9,591.1	13,605.1

Current and future benefits	544.2	556.2	1,666.8	1,921.9

Operating expenses:

Salaries and related benefits	575.9	555.6	1,686.5	1,741.3

Other	478.0	562.4	1,501.0	1,626.1

Interest expense	28.5	38.0	89.0	101.9

Amortization of goodwill	—	49.5	—	148.6

Amortization of other acquired intangible assets	19.8	52.1	118.1	167.5

Severance and facilities charges	89.0	—	116.0	—

Reduction of reserve for anticipated future losses on discontinued products	—	—	(8.3)	(94.5)

Total benefits and expenses	4,688.6	6,247.9	14,760.2	19,217.9

Income (loss) from continuing operations before income taxes (benefits)	143.5	(62.0)	400.8	(66.9)

Income taxes (benefits):

Current	46.3	(10.8)	104.5	19.0

Deferred	(1.6)	3.2	1.3	6.6

Total income taxes (benefits)	44.7	(7.6)	105.8	25.6

Income (loss) from continuing operations	98.8	(54.4)	295.0	(92.5)

Income from discontinued operations, net of tax (Note 14)	—	—	50.0	—

Income (loss) before cumulative effect adjustments	98.8	(54.4)	345.0	(92.5)

Cumulative effect adjustments, net of tax (Note 2)	—	—	(2,965.7)	.5

Net income (loss)	$98.8	$(54.4)	$(2,620.7)	$(92.0)

Earnings (loss) per common share (Note 3):

Basic:

Income (loss) from continuing operations	$.66	$(.38)	$1.99	$(.65)

Income from discontinued operations, net of tax	—	—	.34	—

Income (loss) before cumulative effect adjustments	.66	(.38)	2.33	(.65)

Cumulative effect adjustments, net of tax	—	—	(20.02)	.01

Net income (loss)	$.66	$(.38)	$(17.69)	$(.64)

Diluted:

Income from continuing operations	$.64	$—	$1.93	$—

Income from discontinued operations, net of tax	—	—	.33	—

Income before cumulative effect adjustments	.64	—	2.26	—

Cumulative effect adjustments, net of tax	—	—	(19.45)	—

Net income (loss)	$.64	$—	$(17.19)	$—

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements (Continued)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions, except share data)	2002	2001

Assets

Current assets:

Cash and cash equivalents	$1,834.2	$1,398.2

Investment securities	13,215.0	14,260.1

Other investments	492.7	171.7

Premiums receivable, net	493.2	572.7

Other receivables, net	418.2	528.0

Accrued investment income	217.0	232.3

Collateral received under securities loan agreements	1,004.5	621.7

Loaned securities	982.3	608.1

Deferred income taxes	84.2	114.1

Other current assets	178.8	185.9

Total current assets	18,920.1	18,692.8

Long-term investments	1,773.3	1,575.6

Mortgage loans	1,514.7	1,887.8

Investment real estate	324.4	359.7

Reinsurance recoverables	1,247.7	1,269.7

Goodwill, net	3,618.4	6,583.8

Other acquired intangible assets, net	559.6	703.0

Property and equipment, net	285.5	327.0

Deferred income taxes	297.1	360.5

Other long-term assets	162.5	146.8

Separate accounts assets	10,462.7	11,290.0

Total assets	$39,166.0	$43,196.7

Liabilities and shareholders’ equity

Current liabilities:

Health care costs payable	$2,265.3	$2,986.7

Future policy benefits	778.1	800.5

Unpaid claims	559.4	544.4

Unearned premiums	100.1	208.0

Policyholders’ funds	922.4	1,052.8

Collateral payable under securities loan agreements	1,004.5	621.7

Short-term debt	—	109.7

Income taxes payable	96.2	147.4

Accrued expenses and other liabilities	1,708.7	1,590.6

Total current liabilities	7,434.7	8,061.8

Future policy benefits	8,445.4	8,621.5

Unpaid claims	1,210.1	1,203.6

Policyholders’ funds	2,094.4	2,245.1

Long-term debt	1,623.3	1,591.3

Other long-term liabilities	266.3	293.1

Separate accounts liabilities	10,462.7	11,290.0

Total liabilities	31,536.9	33,306.4

Commitments and contingent liabilities (Note 13)

Shareholders’ equity:

Common stock and additional paid-in capital ($.01 par value, 757,482,772 shares authorized, 150,540,858 shares issued and outstanding in 2002; 759,900,000 shares authorized, 144,265,912 shares issued and outstanding in 2001)	4,097.0	3,913.8

Accumulated other comprehensive income	250.8	68.5

Retained earnings	3,281.3	5,908.0

Total shareholders’ equity	7,629.1	9,890.3

Total liabilities and shareholders’ equity	$39,166.0	$43,196.7

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
			Income (Loss)

		Common
		Stock and
		Additional	Net Unrealized
(Millions, except share data)		Paid-in	Gains on	Foreign		Retained
Nine Months Ended September 30, 2002	Total	Capital	Securities	Currency	Derivatives	Earnings

Balances at December 31, 2001	$9,890.3	$3,913.8	$66.6	$5.0	$(3.1)	$5,908.0

Comprehensive loss:

Net loss	(2,620.7)					(2,620.7)

Other comprehensive income, net of tax:

Net unrealized gains on securities $(279.5 pretax) (Note 6)	181.7		181.7

Foreign currency ($.4 pretax)	.3			.3

Derivatives ($.4 pretax)	.3				.3

Other comprehensive income	182.3

Total comprehensive loss	(2,438.4)

Common shares issued for benefit plans (8,690,377 shares)	299.6	299.6

Repurchase of common shares (2,415,431 shares)	(116.4)	(116.4)

Common stock dividends	(6.0)					(6.0)

Balances at September 30, 2002	$7,629.1	$4,097.0	$248.3	$5.3	$(2.8)	$3,281.3

Nine Months Ended September 30, 2001

Balances at December 31, 2000	$10,127.1	$3,898.7	$29.4	$5.7	$—	$6,193.3

Comprehensive loss:

Net loss	(92.0)					(92.0)

Other comprehensive income, net of tax:

Net unrealized gains on securities $(140.2 pretax) (Note 6)	91.1		91.1

Foreign currency ($(1.4) pretax)	(.9)			(.9)

Derivatives ($(5.0) pretax)	(3.2)				(3.2)

Other comprehensive income	87.0

Total comprehensive loss	(5.0)

Common shares issued for benefit plans (3,309,959 shares)	85.6	85.6

Repurchase of common shares (2,600,000 shares)	(95.6)	(95.6)

Common stock dividends	(5.7)					(5.7)

Balances at September 30, 2001	$10,106.4	$3,888.7	$120.5	$4.8	$(3.2)	$6,095.6

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements (Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

(Millions)	2002	2001

Cash flows from operating activities:

Net loss	$(2,620.7)	$(92.0)

Adjustments to reconcile net loss to net cash used for operating activities:

Cumulative effect adjustments	2,965.7	(.7)

Income from discontinued operations	(50.0)	—

Severance and facilities charge	116.0	—

Amortization of other acquired intangible assets	118.1	167.5

Amortization of goodwill	—	148.6

Depreciation and other amortization	126.0	139.5

Accretion of net investment premium (discount)	12.8	(23.0)

Net realized capital gains	(57.6)	(99.7)

Changes in assets and liabilities:

Decrease in accrued investment income	15.4	—

Decrease in premiums due and other receivables	190.4	279.6

Net change in income taxes	27.1	(158.8)

Net change in other assets and other liabilities	(135.4)	(398.5)

Net decrease in health care and insurance liabilities	(974.7)	(141.8)

Other, net	8.5	—

Net cash used for operating activities	(258.4)	(179.3)

Cash flows from investing activities:

Proceeds from sales and investment maturities of:

Debt securities available for sale	11,683.0	13,199.2

Equity securities	249.0	152.8

Mortgage loans	391.8	378.9

Investment real estate	5.9	11.2

Other investments	2,575.6	3,494.1

Cost of investments in:

Debt securities available for sale	(11,088.1)	(12,818.5)

Equity securities	(115.9)	(149.7)

Mortgage loans	(188.9)	(190.4)

Investment real estate	(14.2)	(8.7)

Other investments	(2,301.1)	(3,526.7)

Increase in property and equipment	(114.4)	(116.9)

Net cash provided by investing activities	1,082.7	425.3

Cash flows from financing activities:

Deposits and interest credited for investment contracts	98.8	134.3

Withdrawals of investment contracts	(486.4)	(608.1)

Issuance of long-term debt	—	1,566.1

Repayment of short-term debt	(109.7)	(1,369.4)

Common shares issued under benefit plans	225.4	79.5

Common shares repurchased	(116.4)	(95.6)

Other, net	—	6.1

Net cash used for financing activities	(388.3)	(287.1)

Net increase (decrease) in cash and cash equivalents	436.0	(41.1)

Cash and cash equivalents, beginning of period	1,398.2	1,652.5

Cash and cash equivalents, end of period	$1,834.2	$1,611.4

Supplemental cash flow information:

Interest paid	$104.9	$99.8

Income taxes paid	80.1	158.2

See Condensed Notes to Consolidated Financial Statements.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Basis of Presentation

The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). As of September 30, 2002, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract, and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products. The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products. (Refer to Note 8 for additional information.)

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

2. New Accounting Standards

Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets. This standard eliminates goodwill amortization from the Consolidated Statement of Income and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of this standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. The Company’s only reporting unit with goodwill and acquired intangible assets is its Health Care business, which is also a reportable segment. Upon adoption, the Company performed a transitional impairment test on its Health Care reporting unit. As a result of this impairment test, the Company recorded an impairment of approximately $3 billion during the first quarter of 2002, which is classified as a cumulative effect adjustment for the nine months ended September 30, 2002. Subsequent impairments, if any, would be classified as an operating expense. Subsequent impairment tests will be performed, at a minimum, in the fourth quarter of each year, in conjunction with the Company’s annual planning process.

Item 1. Financial Statements (Continued)

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

Accounting for the Impairment or Disposal of Long-Lived Assets

As of January 1, 2002, the Company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supercedes previous related accounting standards. It addresses the accounting and reporting for impairment of long-lived assets to be held and used, as well as long-lived assets to be disposed of. It also broadens the presentation of discontinued operations on the income statement to include a component of an entity (rather than a segment of a business). This standard requires that long-lived assets to be held and used be written down to fair value when they are considered impaired. Long-lived assets to be disposed of are to be carried at the lower of carrying amount or fair value less estimated cost to sell. The adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. New Accounting Standards (Continued)

Future Application of Accounting Standard

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board (“FASB”) issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of FAS No. 146 will impact the timing of recognition for severance and facilities charges for actions initiated after December 31, 2002.

3. Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings (loss) per common share (“EPS”) for the three and nine months ended September 30, 2002 and 2001 was as follows:

(Millions, except EPS data)	Income (Loss)	Shares	Per Common
Three Months Ended September 30,	(Numerator)	(Denominator)	Share Amount

2002

Basic EPS:

Income from continuing operations	$98.8	150.5	$.66

Effect of dilutive securities:

Stock options and other (1)		4.6

Diluted EPS:

Income from continuing operations and assumed conversions	$98.8	155.1	$.64

2001

Basic EPS:

Loss from continuing operations (2)	$(54.4)	143.0	$(.38)

Nine Months Ended September 30,

2002

Basic EPS:

Income from continuing operations	$295.0	148.2	$1.99

Effect of dilutive securities:

Stock options and other (1)		4.3

Diluted EPS:

Income from continuing operations and assumed conversions	$295.0	152.5	$1.93

2001

Basic EPS:

Loss before cumulative effect adjustment (2)	$(92.5)	143.0	$(.65)

(1)	Options to purchase shares of common stock for the three and nine months ended September 30, 2002 of 3.2 million shares (with exercise prices ranging from $42.09 to $54.21) and 7.3 million shares (with exercise prices ranging from $41.52 to $54.21), respectively, were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such periods.

(2)	Since the Company reported a loss from continuing operations for the three months ended September 30, 2001 and a loss before cumulative effect adjustment for the nine months ended September 30, 2001, diluted per share data is not shown and options to purchase 32.8 million shares (with exercise prices ranging from $12.89 to $54.21) and 30.0 million shares (with exercise prices ranging from $12.89 to $54.21), respectively, were not included in earnings per share calculations, since including such securities would be anti-dilutive.

Item 1. Financial Statements (Continued)

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

(Millions)

Balance at December 31, 2000	$6,781.9

Amortization	(198.1)

Balance at December 31, 2001	6,583.8

Impairment loss	(2,965.7)

Reclassification of work force	25.3

Goodwill adjustment (1)	(25.0)

Balance at September 30, 2002	$3,618.4

(1)	Represents the post-acquisition adjustment of deferred tax liabilities established in purchase accounting relating to the 1996 acquisition of U.S. Healthcare, Inc. This post-acquisition adjustment was the result of the conclusion of several Internal Revenue Service audit issues during the first quarter of 2002.

For comparative purposes, the following table adjusts net income (loss) and basic and diluted EPS for the three and nine months ended September 30, 2002 and 2001, as if the work force asset was reclassified and amortization on goodwill had ceased at the beginning of 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions, except EPS data)	2002	2001	2002	2001

Reported net income (loss)	$98.8	$(54.4)	$(2,620.7)	$(92.0)

Add back: Goodwill amortization	—	48.8	—	146.4

Add back: Work force amortization	—	1.4	—	7.0

Adjusted net income (loss)	$98.8	$(4.2)	$(2,620.7)	$61.4

Basic EPS:

Reported net income (loss)	$.66	$(.38)	$(17.69)	$(.64)

Add back: Goodwill amortization	—	.34	—	1.02

Add back: Work force amortization	—	.01	—	.05

Adjusted net income (loss)	$.66	$(.03)	$(17.69)	$.43

Diluted EPS:(1)

Reported net income (loss)	$.64	$—	$(17.19)	$—

Add back: Goodwill amortization	—	—	—	—

Add back: Work force amortization	—	—	—	—

Adjusted net income (loss)	$.64	$—	$(17.19)	$—

(1)	Since the Company reported a loss from continuing operations for the three months ended September 30, 2001 and a loss before cumulative effect adjustment for the nine months ended September 30, 2001, diluted per share data is not shown, since including common stock equivalents in per common share computations for that period would be anti-dilutive.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Goodwill and Other Acquired Intangible Assets (Continued)

Other acquired intangible assets at September 30, 2002 and December 31, 2001 were as follows:

		Accumulated		Amortization
September 30, 2002 (Millions)	Cost	Amortization	Net Balance	Period (Years)

Other acquired intangible assets:

Customer lists	$919.0	$874.6	$44.4	5-7

Provider networks	677.2	162.3	514.9	20-25

Other	69.2	68.9	.3	3-5

Total other acquired intangible assets	$1,665.4	$1,105.8	$559.6

December 31, 2001

Other acquired intangible assets:

Customer lists	$919.0	$784.4	$134.6	5-7

Provider networks	677.2	141.5	535.7	20-25

Work force	88.0	62.7	25.3	3-6

Other	69.2	61.8	7.4	3-5

Total other acquired intangible assets	$1,753.4	$1,050.4	$703.0

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2003	$50.8

2004	42.5

2005	29.4

2006	27.8

2007	27.8

5. Investments

Investment securities at September 30, 2002 and December 31, 2001 were as follows:

	September 30,	December 31,
(Millions)	2002	2001

Debt securities available for sale	$12,896.6	$13,446.0

Equity securities	30.6	124.9

Other investment securities	287.8	689.2

Total investment securities	$13,215.0	$14,260.1

Net investment income includes amounts related to experience-rated contractholders of $52 million and $58 million for the three months ended September 30, 2002 and 2001, respectively, and $155 million and $181 million for the nine months ended September 30, 2002 and 2001, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains related to experience-rated contractholders of $5 million and $2 million for the three months ended September 30, 2002 and 2001, respectively, $8 million and $17 million for the nine months ended September 30, 2002 and 2001, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments (Continued)

At September 30, 2002 and December 31, 2001, the total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves were as follows:

	September 30, 2002		December 31, 2001

	Total		Total
	Recorded	Specific	Recorded	Specific
(Millions)	Investment	Reserves	Investment	Reserves

Supporting discontinued products	$18.1	$—	$104.2	$14.9

Supporting experience-rated products	40.7	8.8	55.4	5.9

Supporting remaining products	13.0	4.5	14.7	4.7

Total impaired loans (1)	$71.8	$13.3	$174.3	$25.5

(1)	Includes impaired loans of $38.1 million and $60.2 million at September 30, 2002 and December 31, 2001, respectively, for which no specific reserves are considered necessary, as management has assessed the adequacy of collateral underlying such loans.

The activity in the specific and general mortgage loan impairment reserves for the nine months ended September 30, 2002 and 2001 is summarized below:

		Supporting
	Supporting	Experience-	Supporting
	Discontinued	Rated	Remaining
(Millions)	Products	Products	Products	Total(1)

Balance at December 31, 2001	$14.9	$12.4	$5.3	$32.6

Recoveries (credited to net realized capital gains)	(6.2)	(2.6)	(.7)	(9.5)

Principal write-offs	(8.7)	(1.0)	(.1)	(9.8)

Balance at September 30, 2002	$—	$8.8	$4.5	$13.3

Balance at December 31, 2000	$28.4	$12.8	$2.8	$44.0

Principal write-offs	(7.8)	(.4)	(.2)	(8.4)

Balance at September 30, 2001	$20.6	$12.4	$2.6	$35.6

(1)	Total reserves at September 30, 2001 include $20.4 million of specific reserves and $15.2 million of general reserves. There was no general reserve at September 30, 2002.

Income earned (pretax) and cash received on the average recorded investment in impaired loans for the periods indicated was as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002

	Average			Average
	Impaired	Income	Cash	Impaired	Income	Cash
(Millions)	Loans	Earned	Received	Loans	Earned	Received

Supporting discontinued products	$18.1	$.4	$.4	$21.1	$1.2	$1.2

Supporting experience-rated products	40.7	.7	.6	44.1	2.3	2.1

Supporting remaining products	13.1	.1	.1	14.1	.7	.5

Total	$71.9	$1.2	$1.1	$79.3	$4.2	$3.8

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001

	Average			Average
	Impaired	Income	Cash	Impaired	Income	Cash
(Millions)	Loans	Earned	Received	Loans	Earned	Received

Supporting discontinued products	$116.1	$2.7	$2.4	$121.6	$8.2	$9.8

Supporting experience-rated products	41.1	1.0	1.0	42.1	2.5	3.0

Supporting remaining products	29.6	.7	.7	30.2	1.2	2.4

Total	$186.8	$4.4	$4.1	$193.9	$11.9	$15.2

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income related to changes in net unrealized gains on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Nine Months
	Ended September 30,

(Millions)	2002	2001

Net unrealized holding gains arising during the period (1)	$189.5	$127.9

Less: reclassification adjustment for net gains and other items included in net loss (2)	7.8	36.8

Net unrealized gains on securities	$181.7	$91.1

(1)	Pretax net unrealized holding gains arising during the period were $291.5 million and $196.8 million for the nine months ended September 30, 2002 and 2001, respectively.

(2)	Pretax reclassification adjustments for net gains and other items included in net loss were $12.0 million and $56.6 million for the nine months ended September 30, 2002 and 2001, respectively.

7. Severance and Facilities Charges

In connection with the continued realignment of its Health Care operations, the Company expects to take an additional severance and facilities charge relating to a plan to be developed in the fourth quarter of 2002 and will align the remainder of the plan under the 2001 Severance and Facilities Charge to better reflect service operations consistent with its customer market approach.

In the fourth quarter 2001, the Company recorded an after-tax severance and facilities charge of $125 million ($193 million pretax) relating to the implementation of initiatives that are intended to improve the Company’s overall future performance (the “2001 Charge”). The initiatives include seeking to reduce 2002 expenses, reorganization and realignment of Health Care operations to better align our business resources with our customer market-focused approach, business process improvements, product market withdrawals, continued migration of the Prudential health care systems and vacating certain facilities (primarily customer service related locations). The 2001 Charge consisted of two types of costs: those that relate to actions under a plan for the involuntary termination of employees and those that relate to an exit plan with respect to certain leased facilities. The severance portion of $130 million pretax is based on a plan to eliminate 4,395 employee positions (primarily customer service and regional field management functions). The facilities portion of $63 million pretax represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the 2001 Charge, as aligned to better reflect service operations consistent with its customer market approach, are expected to be completed by December 31, 2002. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

In the second quarter 2002, the Company recorded an after-tax severance charge of $18 million ($27 million pretax) related to ongoing initiatives intended to improve the Company’s overall future performance (the “Second Quarter 2002 Charge”). The initiatives include further reductions to operating expenses and the continued reorganization and realignment of Health Care operations. This charge consisted of costs that related to actions under a plan of involuntary termination of employees and included the elimination of approximately 600 employee positions (primarily regional field management, information technology and medical service functions). Severance actions related to the Second Quarter 2002 Charge are expected to be completed by June 30, 2003.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Severance and Facilities Charges (Continued)

In the third quarter 2002, the Company recorded an after-tax severance and facilities charge of $58 million ($89 million pretax) related to ongoing initiatives intended to improve the Company’s overall future performance (the “Third Quarter 2002 Charge”). The initiatives include further reductions to operating expenses and the continued reorganization and realignment of the Health Care and Group Insurance operations. This charge consisted of two types of costs: those that relate to actions under a plan for the involuntary termination of approximately 2,750 employee positions (primarily customer service, plan sponsor services, patient management, sales, network management and Group Insurance) representing approximately $81 million pretax of this charge and those actions related to an exit plan with respect to certain leased facilities representing approximately $8 million pretax of this charge. The facilities portion represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the Third Quarter Charge 2002 are expected to be completed by September 30, 2003. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

The activity within the severance and facilities reserves and the related number of positions eliminated were as follows:

			Second Quarter		Third Quarter
	2001 Charge		2002 Charge		2002 Charge

(Millions, pretax)	Reserve	Positions	Reserve	Positions	Reserve	Positions

Balance at December 31, 2001	$142.6	3,638	$—	—	$—	—

Reserve additions	—	—	27.0	598	89.0	2,744

Actions taken (1)	(99.4)	(2,470)	(22.8)	(460)	(26.8)	(826)

Balance at September 30, 2002	$43.2	1,168	$4.2	138	$62.2	1,918

(1)	Actions taken relating to the 2001 Charge include $81.2 million of severance related actions and $18.2 million related to vacating certain leased facilities. Actions taken relating to the Second Quarter 2002 Charge were all severance related. Actions taken relating to the Third Quarter 2002 Charge include $25.4 million of severance related actions and $1.4 million related to vacating certain leased facilities.

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

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Products (Continued)

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 2002, the receivable from continuing products, net of related deferred taxes payable of $94 million on the accrued interest income, was $353 million. At December 31, 2001, the receivable from continuing products, net of related deferred taxes payable of $87 million on accrued interest income, was $345 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and nine months ended September 30, 2002 and 2001 were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended September 30, 2002	Results	Future Losses	Net(1)

Net investment income	$82.4	$—	$82.4

Net realized capital gains	19.7	(19.7)	—

Interest earned on receivable from continuing products	6.7	—	6.7

Other income	9.1	—	9.1

Total revenue	117.9	(19.7)	98.2

Current and future benefits	96.8	(1.8)	95.0

Operating expenses	3.2	—	3.2

Total benefits and expenses	100.0	(1.8)	98.2

Results of discontinued products	$17.9	$(17.9)	$—

Three months ended September 30, 2001

Net investment income	$94.2	$—	$94.2

Net realized capital gains	2.8	(2.8)	—

Interest earned on receivable from continuing products	6.4	—	6.4

Other income	6.2	—	6.2

Total revenue	109.6	(2.8)	106.8

Current and future benefits	105.1	(1.6)	103.5

Operating expenses	3.3	—	3.3

Total benefits and expenses	108.4	(1.6)	106.8

Results of discontinued products	$1.2	$(1.2)	$—

(1)	Amounts are reflected in the September 30, 2002 and 2001 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Products (Continued)

		Charged (Credited)
		to Reserve for
Nine months ended September 30, 2002	Results	Future Losses	Net(1)

Net investment income	$285.6	$—	$285.6

Net realized capital losses	(7.9)	7.9	—

Interest earned on receivable from continuing products	20.0	—	20.0

Other income	21.7	—	21.7

Total revenue	319.4	7.9	327.3

Current and future benefits	297.4	20.3	317.7

Operating expenses	9.6	—	9.6

Total benefits and expenses	307.0	20.3	327.3

Results of discontinued products	$12.4	$(12.4)	$—

Nine months ended September 30, 2001

Net investment income	$311.1	$—	$311.1

Net realized capital gains	29.2	(29.2)	—

Interest earned on receivable from continuing products	20.7	—	20.7

Other income	24.3	—	24.3

Total revenue	385.3	(29.2)	356.1

Current and future benefits	319.7	27.0	346.7

Operating expenses	9.4	—	9.4

Total benefits and expenses	329.1	27.0	356.1

Results of discontinued products	$56.2	$(56.2)	$—

(1)	Amounts are reflected in the September 30, 2002 and 2001 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 2002 and December 31, 2001 were as follows (1):

	September 30,	December 31,
(Millions)	2002	2001

Assets:

Debt securities available for sale	$3,489.2	$3,573.8

Equity securities	82.3	211.0

Mortgage loans	698.0	822.1

Investment real estate	118.3	130.4

Loaned securities	206.8	131.9

Other investments (2)	511.7	481.4

Total investments	5,106.3	5,350.6

Collateral received under securities loan agreements	211.8	135.2

Current and deferred income taxes	93.5	93.0

Receivable from continuing products (3)	446.3	431.7

Total assets	$5,857.9	$6,010.5

Liabilities:

Future policy benefits	$4,398.7	$4,512.6

Policyholders’ funds	91.0	261.5

Reserve for anticipated future losses on discontinued products	949.0	944.9

Collateral payable under securities loan agreements	211.8	135.2

Other	207.4	156.3

Total liabilities	$5,857.9	$6,010.5

(1)	Assets supporting discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $68.5 million and $55.7 million at September 30, 2002 and December 31, 2001, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products was eliminated in consolidation.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Discontinued Products (Continued)

At September 30, 2002 and December 31, 2001, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2002 was as follows (pretax):

(Millions)

Reserve at December 31, 2001	$944.9

Operating income	8.3

Net realized capital losses	(7.9)

Mortality and other	12.0

Reserve reduction	(8.3)

Reserve at September 30, 2002	$949.0

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $5 million ($8 million pretax) of the reserve was released in the second quarter of 2002, primarily due to favorable mortality and retirement experience and certain reductions in administrative expenses, partially offset by lower portfolio returns. The review in the second quarter of 2001 resulted in the release of $61 million ($95 million pretax) of the discontinued products reserve, primarily due to favorable investment performance as well as favorable mortality and retirement experience.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains or losses, as of each fiscal quarter end. At September 30, 2002, the minimum level was approximately $4.4 billion. The Company met this requirement at September 30, 2002. The Company is also required to maintain its ratio of consolidated total debt to consolidated earnings for the preceding twelve month period at or below 3.0. For this purpose, consolidated earnings equals net income (excluding any extraordinary gains or losses) plus interest expense, income tax expense, depreciation expense, amortization expense, the goodwill impairment resulting from the adoption of FAS No. 142, and certain excluded charges. The Company met this requirement at September 30, 2002. Refer to Aetna Inc.’s 2001 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

10. Capital Stock

On October 25, 2002, the Company’s Board of Directors (“the Board”) voted to terminate the Company’s shareholder rights plan. The plan was terminated by changing its 2010 expiration date to October 31, 2002, while the Board retains the right to adopt a new plan at a future date in the event of changed circumstances.

On September 27, 2002, the Board declared an annual cash dividend of $.04 per common share to shareholders of record at the close of business on November 15, 2002. The dividend will be paid on November 29, 2002.

In December 2000, the Board had authorized the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $200 million). The Company repurchased 2.6 million shares of common stock at a cost of approximately $96 million during the first quarter of 2001 pursuant to this authorization, and then suspended repurchases until April 2002. In April 2002, the Company re-initiated share repurchases pursuant to this authorization, and during the second quarter of 2002, the Company repurchased approximately 2.1 million shares of common stock at a cost of approximately $104 million, completing this share repurchase program. On June 28, 2002, the Board authorized a new share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million). During the third quarter of 2002, the Company repurchased approximately 295 thousand shares of common stock at a cost of approximately $12 million under this new share repurchase program.

On January 25, 2002, the Board authorized the issuance of approximately 7.5 million of the Company’s common shares to eligible employees in accordance with the 2002 Stock Incentive Plan. On January 25, 2002, the Board of Directors’ Committee on Compensation and Organization approved a grant of approximately 5 million stock options to purchase common shares of the Company at $35.78 per share. During the nine months ended September 30, 2002, the Company issued approximately 8.7 million shares of common stock for benefit plans (approximately 8.1 million shares related to stock option exercises).

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Capital Stock (Continued)

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

11. Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, the amount of dividends that may be paid through the end of 2002 to Aetna by its domestic insurance and HMO subsidiaries without prior approval by state regulatory authorities, as calculated at September 30, 2002, is limited to approximately $195 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders. At September 30, 2002 the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries was approximately $3.4 billion. At December 31, 2001, such surplus was $3.6 billion.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information

Summarized financial information for the Company’s principal operations for the three and nine months ended September 30, was as follows:

(Millions)		Group	Large Case	Corporate	Total
Three months ended September 30,	Health Care	Insurance	Pensions	Interest	Company

2002

Revenues from external customers	$4,091.8	$370.8	$66.0	$—	$4,528.6

Net investment income	76.0	69.5	151.2	—	296.7

Total revenue, excluding net realized capital gains (losses)	$4,167.8	$440.3	$217.2	$—	$4,825.3

Operating earnings (loss)(1)	$127.9	$38.2	$3.9	$(18.5)	$151.5

Other items (2)	(55.6)	(2.3)	—	—	(57.9)

Net realized capital gains (losses), net of tax	9.6	(5.8)	1.4	—	5.2

Net income (loss)	$81.9	$30.1	$5.3	$(18.5)	$98.8

2001

Revenues from external customers	$5,433.3	$354.0	$59.6	$—	$5,846.9

Net investment income	89.7	67.9	178.2	—	335.8

Total revenue, excluding net realized capital gains (losses)	$5,523.0	$421.9	$237.8	$—	$6,182.7

Operating earnings (loss)(1)	$(72.7)	$41.0	$7.1	$(24.7)	$(49.3)

Other items (3)	1.9	(9.0)	—	—	(7.1)

Net realized capital gains (losses), net of tax	3.0	(1.5)	.5	—	2.0

Net income (loss)	$(67.8)	$30.5	$7.6	$(24.7)	$(54.4)

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains or losses and any other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2)	The other items excluded from operating earnings for the three months ended September 30, 2002 consist of a severance and facilities charge of $57.9 million after tax, including $55.6 million after tax in the Health Care segment and $2.3 million after tax in the Group Insurance segment.

(3)	The other items excluded from operating earnings (loss) for the three months ended September 30, 2001 consist of $1.9 million after tax of favorable reserve developments (since June 30, 2001) related to Medicare markets the Company exited on January 1, 2001 in the Health Care segment and a $9.0 million after-tax charge related to the events of September 11, 2001 in the Group Insurance segment.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Segment Information (Continued)

(Millions)		Group	Large Case	Corporate	Discontinued	Total
Nine months ended September 30,	Health Care	Insurance	Pensions	Interest	Operations	Company

2002

Revenues from external customers	$12,872.9	$1,112.7	$185.5	$—	$—	$14,171.1

Net investment income	226.2	204.5	501.6	—	—	932.3

Total revenue, excluding net realized capital gains (losses)	$13,099.1	$1,317.2	$687.1	$—	$—	$15,103.4

Operating earnings (loss) (1)	$240.9	$107.5	$17.1	$(57.8)	$—	$307.7

Other items (2)	(53.3)	(2.3)	5.4	—	—	(50.2)

Net realized capital gains (losses), net of tax	40.3	(5.6)	2.8	—	—	37.5

Income (loss) from continuing operations	227.9	99.6	25.3	(57.8)	—	295.0

Income from discontinued operations, net of tax (3)	—	—	—	—	50.0	50.0

Cumulative effect adjustment, net of tax	(2,965.7)	—	—	—	—	(2,965.7)

Net income (loss)	$(2,737.8)	$99.6	$25.3	$(57.8)	$50.0	$(2,620.7)

2001

Revenues from external customers	$16,472.4	$1,059.6	$411.5	$—	$—	$17,943.5

Net investment income	296.8	224.2	586.8	—	—	1,107.8

Total revenue, excluding net realized capital gains (losses)	$16,769.2	$1,283.8	$998.3	$—	$—	$19,051.3

Operating earnings (loss) (1)	$(267.2)	$123.8	$27.8	$(66.2)	$—	$(181.8)

Other items (4)	(27.1)	(9.0)	61.4	—	—	25.3

Net realized capital gains (losses), net of tax	62.9	1.4	(.3)	—	—	64.0

Income (loss) from continuing operations	(231.4)	116.2	88.9	(66.2)	—	(92.5)

Cumulative effect adjustment, net of tax	.5	—	—	—	—	.5

Net income (loss)	$(230.9)	$116.2	$88.9	$(66.2)	$—	$(92.0)

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains or losses and any other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(2)	The other items excluded from operating earnings for the nine months ended September 30, 2002 consist of a $19.8 million income tax benefit resulting from the release of state income tax related reserves in connection with the favorable conclusion of several state tax audits in the Health Care segment, severance and facilities charges of $75.4 million after tax consisting of $73.1 million after tax in the Health Care segment and $2.3 million after tax in the Group Insurance segment and $5.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

(3)	As discussed in more detail in Note 14, the Company released $50.0 million of federal income tax reserves resulting from the resolution of several Internal Revenue Service audit issues during the first quarter of 2002 that related to the property and casualty insurance business of one of Aetna’s predecessors.

(4)	The other items excluded from operating earnings (loss) for the nine months ended September 30, 2001 consist of an after-tax charge of $27.1 million for unfavorable reserve developments related to Medicare markets the Company exited January 1, 2001 in the Health Care segment, a $9.0 million after-tax charge related to the events of September 11, 2001 in the Group Insurance segment and $61.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities

As discussed in Aetna Inc.’s 2001 Annual Report on Form 10-K, the Company has been able to earn contingent consideration under a long-term strategic provider relationship with Magellan Health Services Inc. (“Magellan”), the purchaser of HAI. The Company recognized the final installment of this contingent consideration under this agreement of approximately $60 million pretax during the second quarter of 2002. This amount is scheduled to be paid by Magellan in February 2003. Magellan has reported that when it completes and delivers its financial statements for the quarter and fiscal year ending September 30, 2002 to its banks, by a January 7, 2003 deadline, Magellan believes that it will not be in compliance with one or more of its financial covenants in its credit agreement with bank lenders, in which case its lenders will have the right to accelerate its debt maturities. Magellan also reported that it is proceeding with efforts to reduce its debt and improve its capital structure, and that Magellan intends to seek appropriate covenant waivers from its bank lenders. Magellan reported that if such waivers cannot be obtained, Magellan would not have the liquidity necessary to repay its bank and other debt if it were accelerated, and its ability to obtain liquidity required for its operations would be uncertain. The Company cannot determine whether these circumstances will affect Magellan’s ability to pay the $60 million scheduled to be paid to the Company in February 2003, although that is reasonably possible.

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

Item 1. Financial Statements (Continued)

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

         •     Medical Society of New Jersey (May 8, 2002)

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

Item 1. Financial Statements (Continued)

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

The Shane, Mangieri, Harrison, McIntosh, Connecticut State Medical Society, Klay, Bartlett, Medical Society of the State of New York, Borrero, American Dental Association, Westside EKG Associates, Tennessee Medical Society, Wesley and Medical Society of New Jersey cases together comprise the “Provider Cases.” Aetna Inc. and/or one or more of its subsidiaries are named as defendants in each of the Provider Cases. The amended Shane action also is brought against a number of other managed care companies. The Mangieri action also is brought against two other managed care companies. The Harrison action also is brought against Prudential.

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

Item 1. Financial Statements (Continued)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Commitments and Contingent Liabilities (Continued)

On July 11, 2002, the Shane plaintiffs filed a motion seeking leave to file a second amended complaint that adds two new plaintiffs, the Florida Medical Association and the Louisiana State Medical Association. That motion was granted on September 26, 2002, and the defendants, including the Company, filed a motion to dismiss the second amended complaint on October 18, 2002.

Merits discovery in the Provider Cases and the Subscriber Cases commenced September 30, 2002. On September 26, 2002, the Florida Federal Court denied class certification in the Subscriber Cases. On October 9, 2002, plaintiffs filed a motion for reconsideration of that order. In the Provider Cases, the Florida Federal Court certified a class of all medical doctors who provided services to any person insured by any defendant, including the Company, from August 4, 1990 to September 30, 2002, and certified a national subclass and California subclass. On October 10, 2002 defendants filed an application for leave to appeal the Provider Case class certification order to the United States Court of Appeals for the Eleventh Circuit.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber and Provider Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition to the Subscriber and Provider Cases consolidated before the Florida Federal Court, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. This action is in the discovery phase, and trial currently is scheduled to begin on July 25, 2003. Defendants intend to continue to defend this action vigorously.

Securities Class Action Litigation
Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (“Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York. The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. On October 15, 2002, the Court heard argument on defendants’ motion to dismiss the Securities Complaint. Defendants otherwise intend to continue vigorously defending this action, which is in its preliminary stages.

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome could be material to the Company.

Item 1. Financial Statements (Continued)

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

Independent Accountants’ Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the condensed consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income, shareholders’ equity and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

October 30, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the “Company”) for the three and nine months ended September 30, 2002 and 2001. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in the Company’s 2001 Annual Report on Form 10-K.

OVERVIEW

General

At September 30, 2002, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a full risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) (“Risk”) and an employer-funded basis (where the plan sponsor under an administrative service contract, and not the Company, assumes all or a majority of this risk) (“ASC”). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products (“Indemnity”). The Group Insurance segment includes group life insurance products offered on a full risk basis, as well as group disability and long-term care insurance products offered on both a full risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Management Changes

In September 2002, Ronald A. Williams, President of Aetna Inc., was elected to the Board of Directors (the “Board”). On October 25, 2002, David Yost was elected to the Board, bringing the number of directors to 13. Mr. Yost is President and Chief Executive Officer of Amerisource Bergen Corporation, a pharmaceutical distributor.

Consolidated Results

The Company reported net income of $99 million for the three months ended September 30, 2002, compared to a net loss of $54 million for the corresponding period in 2001. Net income per diluted common share for the three months ended September 30, 2002 was $.64, compared with a net loss per basic common share of $.38 for the corresponding period in 2001.

For the three months ended September 30, 2002, results include a severance and facilities charge of $58 million and net realized capital gains of $5 million. Results for the three months ended September 30, 2001 includes net realized capital gains of $2 million. Results for the third quarter of 2001 also include amortization of goodwill of approximately $49 million. Upon adoption of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets, the Company ceased amortizing goodwill as well as an acquired intangible asset as discussed below. Excluding the above mentioned items, net income would have been $152 million for the third quarter of 2002, compared to a net loss of $8 million for the corresponding period in 2001.

The Company reported income from continuing operations of $295 million for the nine months ended September 30, 2002 compared to a loss from continuing operations of $93 million for the corresponding period in 2001. Income from continuing operations per diluted common share for the nine months ended September 30, 2002 was $1.93, compared with a loss from continuing operations per basic common share of $.65 for the corresponding period in 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (Continued)

For the nine months ended September 30, 2002, results include severance and facilities charges of $75 million, a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $5 million and net realized capital gains of $38 million. The loss from continuing operations for the nine months ended September 30, 2001 includes a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $61 million and net realized capital gains of $64 million. Results for the nine months ended September 30, 2001 also include amortization of goodwill of approximately $146 million. Excluding the above mentioned items, income from continuing operations would have been $328 million for the nine months ended September 30, 2002, compared to a loss from continuing operations of $72 million for the corresponding period in 2001. The Company reported a net loss of $2.6 billion for the nine months ended September 30, 2002 which includes income from discontinued operations of $50 million and a cumulative effect adjustment of approximately $3.0 billion, as discussed below. The Company reported a net loss of $92 million for the nine months ended September 30, 2001 which includes a cumulative effect adjustment of $.5 million related to the Company’s adoption of the amended FAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

New Accounting Standard on Goodwill and Other Acquired Intangible Assets

As of January 1, 2002, the Company adopted FAS No. 142. This standard eliminates goodwill amortization from the Consolidated Statement of Income and requires an evaluation of goodwill for impairment upon adoption of this standard, as well as subsequent evaluations on an annual basis, or more frequently if circumstances indicate a possible impairment. As a result, the Company recorded an impairment of goodwill of approximately $3.0 billion in the first quarter of 2002 which is recorded as a cumulative effect adjustment in the Consolidated Statement of Income. Refer to “Goodwill and Other Acquired Intangible Assets” within this MD&A and Notes 2 and 4 of Condensed Notes to Consolidated Financial Statements for more information.

Amendment to Shareholder Rights Plan

On October 25, 2002, the Board voted to terminate the Company’s shareholder rights plan. The plan was terminated by changing its 2010 expiration date to October 31, 2002, while the Board retains the right to adopt a new plan at a future date in the event of changed circumstances.

Pharmacy Strategy

In October 2002, the Company announced that, following a review of strategic options related to its pharmacy business, the Company intends to retain its pharmacy operation in house. The Company expects to expand existing clinical and sales capabilities, and strengthen areas such as mail order capability. The Company expects that these actions will require a capital investment of approximately $30 million over the next fifteen months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2002	2001	% Change	2002	2001	% Change

Premiums:

Commercial HMO (1)	$2,619.1	$3,569.6	(26.6)%	$8,339.9	$10,812.9	(22.9)%

Medicare HMO	245.1	505.1	(51.5)	774.4	1,516.7	(48.9)

Other (2)	771.3	880.9	(12.4)	2,383.5	2,734.5	(12.8)

Total premiums	3,635.5	4,955.6	(26.6)	11,497.8	15,064.1	(23.7)

Administrative services contract fees	450.9	450.0	.2	1,361.5	1,365.8	(.3)

Net investment income	76.0	89.7	(15.3)	226.2	296.8	(23.8)

Other income	5.4	27.7	(80.5)	13.6	42.5	(68.0)

Net realized capital gains	13.8	4.7	193.6	62.0	97.9	(36.7)

Total revenue	4,181.6	5,527.7	(24.4)	13,161.1	16,867.1	(22.0)

Health care costs (3)	2,953.2	4,434.1	(33.4)	9,591.1	13,605.1	(29.5)

Salaries and related benefits	552.5	532.7	3.7	1,615.5	1,665.6	(3.0)

Other operating expenses	450.3	537.8	(16.3)	1,419.5	1,554.4	(8.7)

Amortization of goodwill	—	49.5	(100.0)	—	148.6	(100.0)

Amortization of other acquired intangible assets	19.8	52.1	(62.0)	118.1	167.5	(29.5)

Severance and facilities charges	85.4	—	100.0	112.4	—	100.0

Total benefits and expenses	4,061.2	5,606.2	(27.6)	12,856.6	17,141.2	(25.0)

Income (loss) before income taxes (benefit) and cumulative effect adjustments	120.4	(78.5)	—	304.5	(274.1)	—

Income taxes (benefit)	38.5	(10.7)	—	76.6	(42.7)	—

Cumulative effect adjustment, net of tax	—	—	—	(2,965.7)	.5	—

Net income (loss)	$81.9	$(67.8)	—%	$(2,737.8)	$(230.9)	—%

Net realized capital gains, net of tax (included above)	$9.6	$3.0	—%	$40.3	$62.9	(35.9)%

(1)	Commercial HMO includes premiums related to POS members who access primary care physicians and referred care through an HMO network.

(2)	Includes POS, PPO, Indemnity, Medicaid HMO and Dental products.

(3)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 10.6% and 11.3% for the three and nine months ended September 30, 2002, compared to 10.5% and 11.2% for the corresponding periods in 2001.

Results

Net income for the three months ended September 30, 2002 reflects an increase of $150 million from the net loss for the corresponding period in 2001. The net loss for the nine months ended September 30, 2002 is $2.5 billion greater than the net loss reported for the corresponding period in 2001.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(Millions)	2002	2001	2002	2001

Net income (loss)	$81.9	$(67.8)	$(2,737.8)	$(230.9)

Other items included in net income (loss):

Net realized capital gains	(9.6)	(3.0)	(40.3)	(62.9)

Amortization of goodwill	—	48.8	—	146.4

Amortization of other acquired intangible assets	12.9	34.1	76.8	109.3

Release of state income tax reserves (1)	—	—	(19.8)	—

Severance and facilities charges	55.6	—	73.1	—

Cumulative effect adjustments	—	—	2,965.7	(.5)

Operating earnings (loss)	$140.8	$12.1	$317.7	$(38.6)

(1)	During the first quarter of 2002, the Company released $19.8 million of state income tax related reserves as a result of the favorable conclusion of several state tax audits.

Operating earnings for the three and nine months ended September 30, 2002 reflect increases of $129 million and $356 million, respectively, from the corresponding periods in 2001. Membership levels were lower than in the prior year periods, resulting in both lower overall premiums and medical costs. The increases in operating earnings were due primarily to significant premium rate increases, partially offset by higher per member medical costs for Commercial HMO products. Premiums for the three and nine months ended September 30, 2002 reflect a benefit of approximately $32 million pretax from the favorable resolution of prior period contract matters for a large customer. Medical costs for the three months ended September 30, 2002 reflect the favorable development of prior period medical cost estimates of approximately $15 million pretax for Commercial HMO products and approximately $12 million pretax for Medicare HMO. For the three and nine months ended September 30, 2002, the increase in results was also attributable to a decrease in total operating expenses, including salaries and related benefits, resulting from expense reduction initiatives related to lower membership levels, including workforce reductions. Operating expenses for the 2002 periods reflect higher performance based compensation due to the Company’s improved results. The increase in results for the three and nine months ended September 30, 2002 was partially offset by a decrease in net investment income due primarily to lower yields on debt securities and short-term investments, partially offset by higher limited partnership income, and a decrease in other income primarily due to proceeds in the third quarter of 2001, not present in 2002, of approximately $20 million pretax from the sale of the Company’s New Jersey Medicaid membership.

Commercial HMO

Commercial HMO premiums decreased $951 million and $2.5 billion for the three and nine months ended September 30, 2002, respectively, when compared to the corresponding periods in 2001. This decrease reflects significant membership reductions as well as a shift in the geographic mix of membership and customers selecting lower premium plans, offset in part by significant premium rate increases on renewing business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

The Commercial HMO medical cost ratio was 81.4% and 84.0% for the three and nine months ended September 30, 2002, respectively, compared to 90.1% and 90.5% for the corresponding periods in 2001. The decrease in 2002 was the result of significant per member premium rate increases outpacing per member medical cost increases. Premiums for the three and nine months ended September 30, 2002 include a benefit from the favorable resolution of prior period contract matters for a large customer. Per member medical cost increases for the third quarter of 2002 were partially offset by the favorable development of prior period medical cost estimates. Excluding the favorable resolution of prior period contract matters for a large customer and the favorable development of prior period medical cost estimates in the third quarter of 2002, the Commercial HMO medical cost ratio was 83.0% for the three months ended September 30, 2002. Higher per member medical costs were primarily due to higher utilization related to 2002 services and also reflect the impact of certain unit cost increases. While the specific factors vary in importance by local market, the major drivers of the increase in utilization include an increase in physician services (including specialists), inpatient services, pharmacy, and outpatient services (particularly ambulatory surgeries and radiology).

Medicare HMO

Medicare HMO premiums decreased by $260 million and $742 million for the three and nine months ended September 30, 2002, respectively, when compared to the corresponding periods in 2001. This decrease was substantially due to the Company exiting a number of Medicare service areas on January 1, 2002, which represented approximately 37% of the Company’s total Medicare membership at December 31, 2001.

The Medicare HMO medical cost ratio was 79.3% and 80.9% for the three and nine months ended September 30, 2002, respectively, compared to 92.9% and 93.9% (excluding premiums and medical costs relating to Medicare service areas that the Company exited on January 1, 2001) for the corresponding periods in 2001. This decrease primarily reflects the Company’s exit from certain Medicare service areas on January 1, 2002, that had high medical cost ratios. The decrease also reflects lower utilization and the favorable development of prior period medical cost estimates discussed previously. Excluding the favorable development of prior period medical cost estimates during the third quarter of 2002, the Medicare HMO medical cost ratio was 84.2% for the three months ended September 30, 2002. For the three and nine months ended September 30, 2001, the Medicare HMO medical cost ratio (including those Medicare service areas the Company exited on January 1, 2001) was 92.3% and 96.7%, respectively. Medical costs recorded in the nine month period ended September 30, 2001 reflect unfavorable development of prior period medical cost estimates of approximately $42 million pretax, which related almost entirely to those Medicare service areas exited on January 1, 2001.

The Company’s Medicare + Choice contracts with the federal government are renewed for a one-year period each January 1. In September 2002, the Company notified the Centers for Medicare and Medicaid Services (“CMS”) of its intent not to renew its Medicare + Choice contracts for 2003 for individuals in a number of Medicare service areas affecting approximately 10,000 members at September 30, 2002. Employer groups offering Aetna’s Medicare + Choice coverage in these service areas will continue to be able to do so. As part of the new CMS Medicare + Choice Demonstration Project, the Company expects to offer an open access Medicare + Choice plan (the Aetna Golden Choice plan) for 2003 in certain service areas, including certain service areas where the Company decided not to renew its Medicare + Choice contracts for individuals. This new Aetna Golden Choice plan will not require referrals or the selection of a primary care physician.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Health Care Costs Payable

Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable is estimated periodically, and any resulting adjustments are reflected in current-period operating results within health care costs. Health care costs payable are based on a number of factors, including those derived from historical claim experience. A large portion of health care claims are not submitted to the Company until after the end of the quarter in which services are rendered by providers to members. As a result, an extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of the estimates is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at September 30, 2002 would cause these estimates to change in the near term, and such a change could be material.

Other Revenue

ASC fees for the three and nine months ended September 30, 2002 remained relatively consistent with the corresponding periods in 2001. This reflects overall lower ASC membership levels, offset by an increase in rates.

Net realized capital gains for the three months ended September 30, 2002 include capital gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. These gains were partially offset by capital losses primarily due to the write-down of certain investments in debt and equity securities as well as a write-down of the Company’s nominal investment in an internet technology-based connectivity company. Net realized capital gains for the three months ended September 30, 2001 primarily reflect the Company’s rebalancing of its investment portfolio in a low interest rate environment. Refer to “Total Investments — Capital Gains and Losses” for further discussion on investment write-downs.

Net realized capital gains for the nine months ended September 30, 2002 include capital gains related to the Company’s 1997 sale of its behavioral health subsidiary, Human Affairs International (“HAI”) and net gains resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. The Company records capital gains relating to the HAI sale as they become realizable. Refer to “Total Investments — Capital Gains and Losses” for further discussion of $60 million scheduled to be paid to the Company in February 2003 by the purchaser of HAI, Magellan Health Services, Inc. (“Magellan”), and Magellan’s current financial condition. These gains were partially offset by capital losses primarily due to the write-down of certain debt and equity securities, the final resolution of matters related to the prior year sale of NYLCare Texas, the write-down of the Company’s investment in an internet technology-based connectivity company and losses from futures contracts. Net realized capital gains for the nine months ended September 30, 2001 include capital gains related to the HAI sale, bond gains resulting from the Company’s rebalancing of its investment portfolio and gains resulting from collections of previously charged-off mortgage loans. These gains were partially offset by capital losses resulting primarily from the write-down of certain debt securities. Refer to “Total Investments - Capital Gains and Losses” for further discussion on investment write-downs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Income Taxes

Excluding amortization of goodwill for the third quarter of 2001, as well as net realized capital gains and amortization of other acquired intangible assets for both the third quarter of 2002 and 2001, the effective tax rates were 32.6% and 34.2% for the three months ended September 30, 2002 and 2001, respectively. The nine months ended September 30, 2002 included approximately $20 million of state income tax related reserves released in the first quarter of 2002 as a result of the favorable conclusion of several state tax audits. Excluding this reserve release, amortization of goodwill for the nine months ended September 30, 2001, and net realized capital gains and amortization of other acquired intangible assets for the nine months ended September 30, 2002 and 2001, the effective tax rates were 32.2% and 30.9% for the nine months ended September 30, 2002 and 2001, respectively. Fluctuations in the effective tax rates for the three and nine months ended September 30, 2002, compared to the corresponding periods in 2001, primarily reflect a change in the mix of state income taxes that apply to pretax income or loss. This mix of state income taxes depends on the states in which the Company’s earnings or losses are incurred and the level of such earnings or losses, due to differing tax rates and/or limitations of allowed losses in various states.

Membership

Health Care’s membership was as follows:

	September 30, 2002			September 30, 2001

(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Commercial

HMO (1)	4,108	1,348	5,456	6,990	1,093	8,083

POS	96	2,562	2,658	198	2,840	3,038

PPO	738	3,172	3,910	922	3,153	4,075

Indemnity	112	1,528	1,640	216	1,694	1,910

Total Commercial Membership	5,054	8,610	13,664	8,326	8,780	17,106

Medicare HMO	121	—	121	274	—	274

Medicaid HMO	—	160	160	17	121	138

Total Medical Membership	5,175	8,770	13,945	8,617	8,901	17,518

Total Dental Membership	4,798	7,065	11,863	5,866	7,816	13,682

(1)	Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,067 at September 30, 2002 and 1,597 at September 30, 2001.

Total medical and dental membership as of September 30, 2002 decreased by approximately 3.6 million members and 1.8 million members, respectively, compared to September 30, 2001, resulting from the Company’s strategic and operational initiatives, including significant price increases, the exit of under-performing Commercial HMO products in certain markets and the exit from certain Medicare service areas. Substantially all of the medical membership decrease relates to Risk membership and as a result, ASC membership at September 30, 2002 represents a more significant percentage of Health Care’s total medical membership, when compared to September 30, 2001.

Outlook

The Company continues to implement the strategic repositioning of its business and is taking significant actions designed to improve profitability and competitiveness. As a result, certain key actions and the Company’s success in implementing them, and other matters discussed later, are expected to be significant drivers of the Company’s 2002 and 2003 financial performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

Medical Costs/Pricing Actions. The Company continues to take certain actions designed to improve its medical cost ratios while also undertaking initiatives to improve relations with providers. The Company attempts to improve profitability through price increases and, where appropriate, through improved underwriting and utilization management techniques. A majority of the Company’s 2002 pricing actions related to its health risk business were implemented by September 30, 2002 and such actions reflect significant price increases. However, premiums for full risk health plans are generally fixed for one-year periods and, accordingly, cost levels in excess of future medical cost projections reflected in pricing cannot be recovered in the contractual year through higher premiums. As a result, the Company’s results for the remainder of 2002 are particularly sensitive to the price increases it achieved for business renewing earlier in the year. Medical cost trend (the rate of increase in medical costs) rose significantly in 2001 and there can be no assurances regarding the accuracy of medical cost projections assumed for 2002 pricing purposes. If the rate of increase in medical costs for the remainder of 2002 were to exceed the levels projected for 2002 pricing purposes, our results would be materially adversely affected.

Membership. Premium increases for 2002 renewals and other actions resulted in significantly reduced membership for 2002. Actions affecting membership also include the exit of certain Medicare service areas and the exit of under-performing Commercial HMO products in certain markets. Further premium increases in 2002 and for 2003 renewals are projected to result in additional membership reductions during the fourth quarter of 2002 and first quarter of 2003. However, the Company is taking steps to begin to increase membership in 2003. The membership reductions resulting from pricing and other actions will lower revenue, but these actions are designed to help reduce medical cost ratios and thereby improve profitability. However, if membership declines more than we expect or if we lose accounts with favorable medical cost experience while retaining accounts with unfavorable medical cost experience, our business and results of operations may be materially adversely affected. The Company projects that its December 31, 2002 health membership will be approximately 13.6 million members and that its first quarter 2003 membership may decline up to approximately 5% further.

Expense Initiatives. In light of significant membership declines, the Company will need to continue to reduce operating expenses. The Company continues to implement initiatives designed to improve the efficiency of its operations, while at the same time attempting to improve customer service and comply with important new privacy and other regulations. The Company recorded severance and facilities charges for Health Care of $56 million after tax in the third quarter of 2002, $18 million after tax in the second quarter of 2002 and $125 million after tax in the fourth quarter of 2001 relating to actions to reduce its workforce and vacate certain leased facilities. The charge in the third quarter of 2002 includes the elimination of approximately 2,600 positions and is expected to be completed by September 30, 2003. The charge in the second quarter of 2002 includes the elimination of approximately 600 positions and is expected to be completed by June 30, 2003. The charge in the fourth quarter of 2001 was part of a plan to reduce the Company’s workforce by approximately 6,000 positions from September 30, 2001 levels by the end of 2002. The reduction of approximately 1,600 of these positions is expected to be achieved through attrition and approximately 4,400 positions have or will be eliminated. (Refer to “Severance and Facilities Charges” later for additional details.) The Company also anticipates an additional severance and facilities charge in the fourth quarter of 2002, which it anticipates will be less than the charge recorded in the third quarter of 2002.

The Company is also continuing to implement other cost-savings initiatives in 2002. As a result, the Company projects that its overall selling, general and administrative expenses for the health business will decline for 2002 as compared to 2001 levels. The Company also expects that due to the significant reduction in membership discussed above, its per member per month operating costs will increase for 2002 compared to 2001. The Company believes the decline in overall expenses will occur despite pension costs that are higher in 2002 than in 2001. This increase in pension costs resulted primarily from the decline in the fair value of pension plan assets as a result of the decline in equity markets. Continued or sustained declines in equity markets and the resulting impact on the fair value of pension plan assets could cause the Company’s future pension costs to increase and the Company expects that 2003 pension costs will increase by $100 million pretax. Based on recent financial market conditions, the Company expects to record a minimum pension liability as of December 31, 2002 which would result in an after-tax reduction of shareholders’ equity of approximately $700 million. This minimum pension liability will not affect the Company’s results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

HEALTH CARE (Continued)

The future performance of the Company will depend in large part on the Company’s ability to design and implement its strategic and operational initiatives. If these initiatives do not achieve their objectives, or result in unanticipated increases in medical cost trends or other adverse affects, the Company’s results in future periods may be materially adversely affected.

Refer to “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K for information regarding other important factors that may affect the Company’s future financial performance.

GROUP INSURANCE

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2002	2001	% Change	2002	2001	% Change

Premiums:

Life	$270.6	$266.8	1.4%	$807.7	$789.0	2.4%

Disability	74.3	62.5	18.9	229.5	198.1	15.9

Long-term care	16.4	16.1	1.9	47.5	45.2	5.1

Total premiums	361.3	345.4	4.6	1,084.7	1,032.3	5.1

Administrative services contract fees	8.5	7.6	11.8	25.1	24.3	3.3

Net investment income	69.5	67.9	2.4	204.5	224.2	(8.8)

Other income	1.0	1.0	—	2.9	3.0	(3.3)

Net realized capital gains (losses)	(9.1)	(2.3)	—	(8.7)	2.2	—

Total revenue	431.2	419.6	2.8	1,308.5	1,286.0	1.7

Current and future benefits	338.1	336.7	.4	1,022.2	986.5	3.6

Salaries and related benefits	19.5	18.2	7.1	59.3	62.3	(4.8)

Other operating expenses	26.5	22.7	16.7	77.6	66.2	17.2

Severance and facilities charge	3.6	—	100.0	3.6	—	100.0

Total benefits and expenses	387.7	377.6	2.7	1,162.7	1,115.0	4.3

Income before income taxes	43.5	42.0	3.6	145.8	171.0	(14.7)

Income taxes	13.4	11.5	16.5	46.2	54.8	(15.7)

Net income	$30.1	$30.5	(1.3)%	$99.6	$116.2	(14.3)%

Net realized capital gains (losses), net of tax (included above)	$(5.8)	$(1.5)	—%	$(5.6)	$1.4	—%

Results

Net income for the three and nine months ended September 30, 2002 decreased $.4 million and $17 million, compared to the corresponding periods in 2001. Net income for the three and nine months ended September 30, 2001 includes $9 million for life insurance claims resulting from the tragic events of September 11, 2001. Excluding the severance and facilities charge in the third quarter of 2002 of $2.3 million after tax, the impact from the events of September 11, 2001, and net realized capital gains or losses in all periods, operating earnings for the three and nine months ended September 30, 2002 decreased $3 million and $16 million, compared to the corresponding periods in 2001. The decrease in operating earnings for the three months ended September 30, 2002 is due primarily to higher salaries and related benefits and other operating expenses resulting from higher sales bonuses, marketing and administrative expenses. This decrease in operating earnings was partially offset by an increase in net investment income due to higher limited partnership income and higher average assets partially offset by lower average mortgage loan, bond and short-term yields.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (Continued)

The decrease for the nine months ended September 30, 2002 is due primarily to lower net investment income resulting primarily from lower mortgage loan equity participation income, lower average mortgage loan, bond and short-term yields, partially offset by higher limited partnership income and higher average assets. The decrease in results for the nine months ended September 30, 2002 also reflects an increase in other operating expenses due primarily to higher administrative and marketing expenses, partially offset by a decrease in salaries and related benefits due primarily to lower sales compensation expense. The benefit cost ratios, excluding the events of September 11, 2001, were 93.6% and 94.2% for the three and nine months ended September 30, 2002, respectively, compared to 93.5% and 94.2% for the corresponding periods in 2001.

Net realized capital losses for the three and nine months ended September 30, 2002 primarily reflect losses due to the write-down of certain investments in debt and equity securities and losses on futures contracts. (Refer to “Total Investments — Capital Gains and Losses” for further discussion on investment write-downs.) These losses were partially offset by capital gains from debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment.

To provide a comparison that management believes is more reflective of Group Insurance’s performance, the operating earnings discussion, including the information presented in the table that follows, excludes the severance and facilities charge in the third quarter of 2002, the impact from the events of September 11, 2001 and net realized capital gains or losses in all periods.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2002	2001	2002	2001

Operating earnings:

Life products	$28.5	$28.7	$82.0	$89.9

Disability and Long-term care products	9.7	12.3	25.5	33.9

Total Group Insurance	$38.2	$41.0	$107.5	$123.8

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products for the third quarter of 2002 were relatively level with the corresponding period in 2001 and decreased for the nine months ended September 30, 2002, compared to the corresponding period in 2001. The decrease in operating earnings for the nine months ended September 30, 2002 is primarily due to lower net investment income discussed previously.

Disability and Long-term care Products

Disability and Long-term care products consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities. Operating earnings decreased for the three and nine months ended September 30, 2002, compared to the corresponding periods in 2001. The decrease for the three months ended September 30, 2002 is due primarily to a higher combined benefit cost ratio for Disability and Long-term care products. For the nine months ended September 30, 2002, the decrease is primarily due to lower net investment income and to a lesser degree, an increase in operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GROUP INSURANCE (Continued)

Membership

Group Insurance’s membership was as follows:

(Thousands)	September 30, 2002	September 30, 2001

Life products	9,284	9,390

Disability products	2,228	2,161

Long-term care products	178	129

Total	11,690	11,680

Total Group Insurance membership as of September 30, 2002 increased by 10,000 members when compared to September 30, 2001. This increase reflects the addition of approximately 1,854,000 members, almost entirely offset by lapses of approximately 1,844,000 members for the twelve months ended September 30, 2002.

Outlook

The Company projects membership for Group Insurance to be slightly higher at December 31, 2002 than December 31, 2001. Refer to “Group Insurance-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K for additional information regarding important factors that may affect the Company’s future financial performance.

LARGE CASE PENSIONS

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2002	2001	% Change	2002	2001	% Change

Premiums	$61.5	$51.5	19.4%	$171.5	$392.8	(56.3)%

Net investment income	151.2	178.2	(15.2)	501.6	586.8	(14.5)

Other income	4.5	8.1	(44.4)	14.0	18.7	(25.1)

Net realized capital gains (losses)	2.1	.8	162.5	4.3	(.4)	—

Total revenue	219.3	238.6	(8.1)	691.4	997.9	(30.7)

Current and future benefits	206.1	219.5	(6.1)	644.6	935.4	(31.1)

Salaries and related benefits	3.9	4.7	(17.0)	11.7	13.4	(12.7)

Other operating expenses	1.2	1.9	(36.8)	3.9	5.5	(29.1)

Reduction of reserve for anticipated future losses on discontinued products	—	—	—	(8.3)	(94.5)	91.2

Total benefits and expenses	211.2	226.1	(6.6)	651.9	859.8	(24.2)

Income before income taxes	8.1	12.5	(35.2)	39.5	138.1	(71.4)

Income taxes	2.8	4.9	(42.9)	14.2	49.2	(71.1)

Net income	$5.3	$7.6	(30.3)%	$25.3	$88.9	(71.5)%

Net realized capital gains (losses), net of tax (included above)	$1.4	$.5	180.0%	$2.8	$(.3)	—%

Assets under management: (1)

Fully guaranteed discontinued products				$4,872.0	$5,362.1	(9.1)%

Experience-rated				5,809.5	6,105.1	(4.8)

Non-guaranteed				7,810.1	9,482.1	(17.6)

Total assets under management				$18,491.6	$20,949.3	(11.7)%

(1)	Excludes net unrealized capital gains of $413.5 million at September 30, 2002 and $231.6 million at September 30, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

Results

Net income for the three months ended September 30, 2002 decreased $2 million compared with the corresponding period in 2001. Excluding net realized capital gains or losses, results for the three months ended September 30, 2002 decreased $3 million compared to the corresponding period in 2001. Net income for the nine months ended September 30, 2002 decreased $64 million compared with the corresponding period in 2001. Results for the nine months ended September 30, 2002 include a reduction of the reserve for anticipated future losses on discontinued products for Large Case Pensions of $5 million primarily due to favorable mortality and retirement experience and certain reductions in administrative expenses, partially offset by lower investment portfolio returns. Results for the nine months ended September 30, 2001 include a reduction of the reserve for anticipated future losses on discontinued products of $61 million primarily as a result of favorable investment performance as well as favorable mortality and retirement experience. Excluding the discontinued products reserve releases and net realized capital gains or losses, results for the nine months ended September 30, 2002 decreased $11 million compared to the corresponding period in 2001.

The decrease in results for the three and nine months ended September 30, 2002, compared to the corresponding periods in 2001, is due to lower net investment income resulting from the continued decline in underlying liabilities and related assets supporting this business, as well as lower interest rates. For the three months ended September 30, 2002, premiums increased compared to the corresponding period in 2001 due to an increase in the funding of retirement programs by existing customers. During the nine months ended September 30, 2002, premiums, along with current and future benefits, decreased primarily due to transactions in 2001, that did not occur in 2002 at the same levels. Those 2001 transactions included the funding of an early retirement program by an existing customer and a transfer of cash from separate accounts to the general account to purchase annuities for another large customer.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2002	2001	2002	2001

Scheduled contract maturities and benefit payments(1)	$231.9	$201.7	$593.0	$709.9

Contractholder withdrawals other than scheduled contract maturities and benefit payments	19.9	9.3	93.7	111.8

Participant-directed withdrawals	6.3	5.2	18.3	16.2

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Outlook

Refer to “Large Case Pensions-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K for information regarding important factors that may affect the Company’s future financial performance.

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

The results of discontinued products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2002	2001	2002	2001

Interest deficit (1)	$(9.4)	$(7.1)	$(7.7)	$(5.6)

Net realized capital gains (losses)	12.8	2.1	(5.0)	20.5

Interest earned on receivable from continuing products	4.3	4.2	13.0	13.5

Other, net	4.0	1.9	8.1	9.8

Results of discontinued products, after tax	$11.7	$1.1	$8.4	$38.2

Results of discontinued products, pretax	$17.9	$1.2	$12.4	$56.2

Net realized capital gains (losses) from bonds, after tax (included above)	$(.1)	$12.7	$(17.6)	$32.1

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

The interest deficit for the three and nine months ended September 30, 2002 increased compared to the corresponding periods of 2001, primarily due to lower interest rates. The net realized capital gain for the three months ended September 30, 2002 is due primarily to the sale of an equity investment. The net realized capital loss for the nine months ended September 30, 2002 is due primarily to sales and the write-down of certain debt securities, partially offset by capital gains, reflecting the Company’s rebalancing of its investment portfolio in a declining interest rate environment and the sale of an equity investment.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $353 million at September 30, 2002 and $345 million at December 31, 2001, net of related deferred taxes payable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption has been included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with declines in the commercial mortgage loan and real estate portfolios.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2002 was as follows (pretax):

(Millions)

Reserve at December 31, 2001	$944.9

Operating income	8.3

Net realized capital losses	(7.9)

Mortality and other	12.0

Reserve reduction	(8.3)

Reserve at September 30, 2002	$949.0

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

The discontinued products investment portfolio is as follows:

(Millions)	September 30, 2002		December 31, 2001

Class	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,489.2	68.3%	$3,573.8	66.8%

Loaned securities	206.8	4.1	131.9	2.5

Total debt securities	3,696.0	72.4	3,705.7	69.3

Mortgage loans	698.0	13.7	822.1	15.4

Investment real estate	118.3	2.3	130.4	2.4

Equity securities	82.3	1.6	211.0	3.9

Other(1)	511.7	10.0	481.4	9.0

Total	$5,106.3	100.0%	$5,350.6	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $68.5 million at September 30, 2002 and $55.7 million at December 31, 2001 included in long-term investments on the Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (Continued)

Distributions on discontinued products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2002	2001	2002	2001

Scheduled contract maturities, settlements and benefit payments	$196.0	$178.4	$566.6	$652.9

Participant-directed withdrawals	.8	1.0	2.8	4.7

Cash required to fund these distributions were provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s short-term and long-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $19 million and $58 million for the three and nine months ended September 30, 2002, respectively, and $25 million and $66 million for the corresponding periods in the prior year. The decrease in interest expense is primarily a result of lower interest rates during the nine months ended September 30, 2002, compared to the corresponding period in 2001, and a benefit from the Company’s interest rate swap agreement entered into in December 2001.

Outlook

The Company expects interest expense to be approximately $80 million after tax for 2002. Refer to “Corporate Interest-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna Inc.’s 2001 Annual Report on Form 10-K for additional information regarding important factors that may affect the Company’s future financial performance.

SEVERANCE AND FACILITIES CHARGES

In connection with the continued realignment of its Health Care operations, the Company expects to take an additional severance and facilities charge relating to a plan to be developed in the fourth quarter of 2002 and will align the remainder of the plan under the 2001 Severance and Facilities Charge to better reflect service operations consistent with its customer market approach.

Third Quarter 2002 Severance and Facilities Charge

In the third quarter 2002, the Company recorded a severance and facilities charge of $89 million pretax ($58 million after tax) relating to the implementation of ongoing initiatives intended to improve the Company’s overall future performance. These initiatives include further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge included $53 million after tax for severance activities relating to the planned elimination of approximately 2,750 employee positions (primarily customer service, plan sponsor services, patient management, sales, network management and Group Insurance) and $5 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities are expected to be completed by September 30, 2003.

As a result of these actions, the Company eliminated 826 positions from July 1, 2002 through September 30, 2002 and used approximately $27 million pretax of reserves through September 30, 2002. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

SEVERANCE AND FACILITIES CHARGES (Continued)

The Company expects to make severance payments for employee positions eliminated prior to September 30, 2003 relating to the third quarter charge of approximately $9 million after tax in 2002 and approximately $44 million after tax through completion in 2004. Rental payments on facilities to be partially or fully vacated prior to September 30, 2003, net of anticipated sublease rentals and related costs, is expected to be approximately $1 million after tax in 2002 and approximately $5 million after tax in 2003 through completion in 2009.

As a result of these actions, the Company expects to reduce salary and related benefit costs by approximately $8 million after tax in 2002 approximately $79 million after tax in 2003 and approximately $93 million after tax annually thereafter, as well as a reduction in other operating expenses due to reduced rent expense of approximately $1 million after tax in 2002 and approximately $4 million after tax in 2003 through 2009.

The Company expects an after tax increase in future cash flows from operating activities as a result of the actions being taken in connection with the third quarter charge of approximately $37 million in 2003, $91 million in 2004 and approximately $93 million annually thereafter, reflecting expected cost savings, net of termination payments.

Second Quarter 2002 Severance Charge

In the second quarter 2002, the Company recorded a severance charge of $27 million pretax ($18 million after tax) relating to the implementation of ongoing initiatives that are intended to improve the Company’s overall future performance. These initiatives include further reductions to operating expenses and the continued reorganization and realignment of Health Care operations. This charge included the planned elimination of approximately 600 employee positions (primarily regional field management, information technology and medical service functions) and is expected to be completed by June 30, 2003.

As a result of these actions, the Company eliminated 460 positions from April 1, 2002 through September 30, 2002 resulting in a reduction of the severance reserve of approximately $23 million pretax. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

2001 Severance and Facilities Charge

In the fourth quarter 2001, the Company recorded a severance and facilities charge of $193 million pretax ($125 million after tax) relating to the implementation of initiatives that are intended to improve the Company’s overall future performance. These initiatives include seeking to reduce 2002 expenses, reorganization and realignment of Health Care operations to better align our business resources with our customer market-focused approach, business process improvements, product market withdrawals, continued migration off the Prudential Health Care systems and vacating certain facilities (primarily customer service-related locations). This charge included $85 million after tax for severance activities relating to the planned elimination of approximately 4,400 employee positions (primarily customer service and regional field management functions) and $40 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities, as aligned to better reflect service operations consistent with its customer market approach, are expected to be completed by December 31, 2002.

The Company eliminated 2,470 positions and vacated certain leased facilities in the first nine months of 2002, resulting in a reduction of the severance and facilities reserve of approximately $99 million pretax. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	September 30, 2002	December 31, 2001

Debt securities available for sale	$12,896.6	$13,446.0

Loaned securities	982.3	608.1

Total debt securities	13,878.9	14,054.1

Mortgage loans	1,853.5	2,045.0

Equity securities	103.5	242.1

Other investment securities	287.8	689.2

Investment real estate	324.4	359.7

Other (1)	1,854.3	1,472.9

Total investments	$18,302.4	$18,863.0

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $751.1 million at September 30, 2002 and $691.6 million at December 31, 2001 included in long-term investments on the Consolidated Balance Sheets.

Debt Securities

Debt securities represented 76% at September 30, 2002 and 75% at December 31, 2001 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	September 30, 2002	December 31, 2001

Supporting discontinued products	$3,696.0	$3,705.7

Supporting experience-rated products	2,193.9	2,167.4

Supporting remaining products	7,989.0	8,181.0

Total debt securities (1)	$13,878.9	$14,054.1

(1)	Total debt securities include “Below Investment Grade” Securities of $745 million at September 30, 2002 and $965 million at December 31, 2001, of which 23% supported discontinued and experience-rated products at September 30, 2002 and December 31, 2001.

Debt securities reflect net unrealized capital gains of $702 million at September 30, 2002 and $266 million at December 31, 2001. Of the net unrealized capital gains at September 30, 2002, $227 million relate to assets supporting discontinued products and $138 million relate to experience-rated products.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	September 30, 2002	December 31, 2001

Supporting discontinued products	$698.0	$822.1

Supporting experience-rated products	490.2	563.1

Supporting remaining products	665.3	659.8

Total mortgage loans	$1,853.5	$2,045.0

During the first nine months of 2002, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 10% of the Company’s total invested assets at September 30, 2002 and 11% at December 31, 2001.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (Continued)

Problem, restructured and potential problem loans included in mortgage loans were $72 million at September 30, 2002 and $174 million at December 31, 2001, of which 82% at September 30, 2002 and 92% at December 31, 2001 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $13 million at September 30, 2002 and $26 million at December 31, 2001. Refer to Note 5 of Condensed Notes to Consolidated Financial Statements for additional information.

Capital Gains and Losses

For the three and nine months ended September 30, 2002, net realized capital gains were $7 million ($5 million after tax) and $58 million ($38 million after tax), respectively, and include net investment write-downs, consistent with the Company’s policy for determining whether other than temporary impairments exist in its debt and equity securities portfolio, of $36 million ($23 million after tax) and $68 million ($44 million after tax), respectively. These asset write-downs were primarily realized on investments in the telecommunications industry. Net realized capital gains also include a $7 million ($5 million after tax) write-down of the Company’s nominal investment in an internet technology-based connectivity company. For the three and nine months ended September 30, 2001, net realized capital gains were $3 million ($2 million after tax) and $100 million ($64 million after tax), respectively, and include net investment write-downs of $6 million ($4 million after tax) and $23 million ($15 million after tax), respectively. These asset write-downs were primarily realized on investments in the telecommunications industry.

At September 30, 2002 and December 31, 2001, the Company’s investment portfolio, excluding investments supporting liabilities related to experience-rated contractholders and discontinued products, included approximately $105 million and $118 million, respectively, of gross pretax unrealized losses as well as approximately $487 million and $207 million, respectively, of gross pretax unrealized gains primarily on corporate debt securities.

As discussed in Aetna Inc.’s 2001 Annual Report on Form 10-K, the Company has been able to earn contingent consideration under a long-term strategic provider relationship with Magellan, the purchaser of HAI. The Company recognized the final installment of this contingent consideration under this agreement of approximately $60 million pretax during the second quarter of 2002. This amount is scheduled to be paid by Magellan in February 2003. Magellan has reported that when it completes and delivers its financial statements for the quarter and fiscal year ending September 30, 2002 to its banks, by a January 7, 2003 deadline, Magellan believes that it will not be in compliance with one or more of its financial covenants in its credit agreement with bank lenders, in which case its lenders will have the right to accelerate its debt maturities. Magellan also reported that it is proceeding with efforts to reduce its debt and improve its capital structure, and that Magellan intends to seek appropriate covenant waivers from its bank lenders. Magellan reported that if such waivers cannot be obtained, Magellan would not have the liquidity necessary to repay its bank and other debt if it were accelerated, and its ability to obtain liquidity required for its operations would be uncertain. The Company cannot determine whether these circumstances will affect Magellan’s ability to pay the $60 million scheduled to be paid to the Company in February 2003, although that is reasonably possible.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of September 30, 2002. Refer to Aetna Inc.’s 2001 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

Cash flows used (outflow) for operating activities were approximately $258 million for the nine months ended September 30, 2002. Excluding the impact of changes in insurance reserves related to the Large Case Pensions business segment, which are included in operating activities but are funded from sales of investments, cash flows used (outflow) for operating activities were approximately $30 million. Uses of operating cash reflect the payment of approximately $870 million from estimated reserves the Company held for members that lapsed during the nine months ended September 30, 2002. This was partially offset by the collection of an estimated $160 million of premiums receivable for these lapsed members. Cash flows used (outflow) for operating activities also reflect approximately $135 million for payments related to actions covered by severance and facilities reserves. Refer to the “Consolidated Statements of Cash Flows” for additional information.

Dividends

On September 27, 2002, the Board declared an annual cash dividend of $.04 per common share to shareholders of record at the close of business on November 15, 2002. The dividend will be paid on November 29, 2002. The Board reviews the Company’s common stock dividend annually. Among the factors to be considered by the Board in determining the amount of the dividend are the Company’s results of operations and the capital requirements, growth and other characteristics of its businesses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Financings, Financing Capacity and Capitalization

At September 30, 2002, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company also uses short-term borrowings to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. $300 million of the credit facilities terminate in November of 2002, and $500 million of the credit facilities terminate in December of 2003. The Company will seek to either extend or replace all or a portion of these facilities during the fourth quarter of 2002. The maximum amount of short-term borrowings outstanding during the first nine months of 2002 was $145 million. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 18.0% at September 30, 2002. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

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

Common Stock Transactions

During the second quarter of 2002, the Company repurchased approximately 2.1 million shares of common stock at a cost of approximately $104 million, completing a previous share repurchase program. On June 28, 2002, the Board authorized a new share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million). During the third quarter of 2002, the Company repurchased approximately 300,000 shares of common stock at a cost of approximately $12 million. Also, during the nine months ended September 30, 2002, the Company issued approximately 8.7 million shares of common stock for benefit plans, including approximately 8.1 million shares related to stock option exercises. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for further discussion related to the Company’s stock option grant to eligible employees and the shareholder approved Employee Stock Purchase Plan.

For the first nine months of 2002, the Company had weighted average common shares, including common share equivalents, of approximately 152.5 million (refer to Note 3 of Condensed Notes to Consolidated Financial Statements). The Company projects weighted average common shares, including common share equivalents, to be approximately 153.0 million for the full year 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Financing Obligations

The Company’s financing obligations generally include debt, lease payment obligations and commitments to fund certain of its investments in equity limited partnership investments and commercial mortgage loans. At September 30, 2002, required payments by the Company, through 2006, relating to these financing obligations are as follows:

		Years Ended December 31,
	Three Months Ended
(Millions)	December 31, 2002	2003	2004	2005	2006

Long-term debt (1)	$14.9	$128.1	$128.1	$128.1	$550.4

Noncancelable leases (2)	70.5	163.4	132.5	106.9	87.7

Funding requirements for equity limited partnership investments	23.0	52.8	52.7	29.7	26.0

Funding requirements for commercial mortgage loans	105.9	42.8	—	—	—

Total	$214.3	$387.1	$313.3	$264.7	$664.1

(1)	The interest payments for each of the periods presented do not consider the Company’s interest rate swap agreement.

(2)	Noncancelable lease payments include approximately $4 million for the remainder of 2002 relating to operating lease payments between the Company and an independent third party grantor trust, primarily for furniture and aircraft. Such lease payments total $14 million for 2002 declining to an annual amount of approximately $10 million in 2006.

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

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted FAS No. 142. This standard eliminates goodwill amortization from the Consolidated Statement of Income and requires an evaluation of goodwill for impairment upon adoption of this standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. For these evaluations, the Company is using an implied fair value approach, which uses a discounted cash flow analysis and other valuation methodologies. These evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings to be derived from the Company’s turnaround initiatives (for more information on the Company’s turnaround initiatives, refer to MD&A — Overview — Turnaround Initiatives included in Aetna Inc.’s 2001 Annual Report on Form 10-K). If these turnaround initiatives do not achieve their earnings objectives, the assumptions and estimates underlying this goodwill impairment evaluation, as well as the amount of the goodwill impairment, could be adversely affected. An impairment of approximately $3.0 billion resulting from the initial application of this standard has been classified as a cumulative effect adjustment for the nine months ended September 30, 2002. Subsequent impairments, if any, would be classified as an operating expense.

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

The Company anticipates that amortization of other acquired intangible assets will be approximately $13 million pretax for the fourth quarter of 2002. This decrease is due to certain intangibles being fully amortized.

NEW ACCOUNTING STANDARDS

Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

REGULATORY ENVIRONMENT

Refer to “Regulatory Environment” in Aetna Inc.’s 2001 Annual Report on Form 10-K and Aetna Inc.’s Report on Form 10-Q for the quarter ended June 30, 2002 for information on regulation of the Company.

HEALTH CARE REGULATION

HIPAA Administration Simplification and Privacy Regulation; Gramm-Leach Bliley Act

In addition, as a result of concerns raised by employers, providers, health plans and others, in August 2002 the United States Department of Health and Human Services (“HHS”) issued modifications to its standards relating to the privacy of individually identifiable health information. These modifications are intended to ease the administrative burdens of complying with HHS’s privacy standards in certain respects.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The “Forward-Looking Information/Risk Factors” portion of Aetna Inc.’s 2001 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company’s business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Total Investments.”

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 4. Controls and Procedures (Continued)

In October 2002, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there have been no significant changes in the Company’s internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect those controls subsequent to the October 2002 evaluation. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer following the signature page of this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

On October 23, 2000, the Judicial Panel on Multi-district Litigation transferred a number of these actions to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The actions so consolidated by this and subsequent orders, including actions originally filed in the Florida Federal Court, include the following actions brought by the named individuals on the indicated dates:

•	Anthony Conte (October 4, 1999)

•	Jo Ann O’Neill (October 7, 1999; by amendment dated November 9, 1999, Lydia K. Rouse and Danny E. Waldrop joined as additional plaintiffs)

•	Jeanne E. Curtright (October 28, 1999) Raymond D. Williamson, III (November 22, 1999, and a second case was filed in the Florida Federal Court on June 23, 2000)

•	Michael V. Amorosi (December 3, 1999)

•	Eugene Mangieri, M.D. (January 19, 2000)

•	H. Robert Harrison, M.D., Martin Moran, M.D., Lance R. Goodman, M.D., Sandy Springs Pediatrics & Adolescent Medicine, P.C., Pediatric Infectious Disease Associates, LLC, American Medical Association and Medical Association of Georgia (February 16, 2000 naming Company defendants, and April 18, 2000 naming Prudential defendants)

•	Jennifer McCarron and Ira S. Schwartz (April 11, 2000)

•	John Romero and Catherine Romero (May 22, 2000)

•	Jo Ann O’Neill, Lydia K. Rouse and Danny E. Waldrop (June 23, 2000) (by amendment dated June 29, 2001, Michael V. Amorosi replaced Lydia K. Rouse as a plaintiff)

•	Glenn O’Brien and Christopher Gallagher (August 7, 2000)

•	Charles B. Shane, M.D., Edward L. Davis, D.O., Jeffrey Book, D.O., Manual Porth, M.D., Dennis Breen, M.D., Glenn L. Kelly, M.D. and Michael Burgess, M.D. (August 11, 2000) (by amendment dated March 26, 2001, H. Robert Harrison, M.D., Eugene Mangieri, M.D., Lance R. Goodman, M.D., Leonard J. Klay, M.D., Kevin Molk, M.D., Martin Moran, M.D., Thomas Backer, M.D., David Boxstein, M.D., Navid Ghalambor, M.D., Susan Hansen, M.D., Andres Taleisnik, M.D., Julio Taleisnik, M.D., Roger Wilson, M.D., California Medical Association, Denton County Medical Society, Medical Association of Georgia and Texas Medical Association replaced Michael Burgess, M.D. as a plaintiff)

•	Douglas Chapman (September 7, 2000)

•	Sue McIntosh, M.D., J. Kevin Lynch, M.D., Karen Laugel, M.D. and Stephen R. Levinson, M.D. (February 15, 2001)

•	Connecticut State Medical Society (February 15, 2001)

•	Leonard J. Klay, M.D. (February 22, 2001)

•	Richard P. Bartlett, M.D. (April 12, 2001)

•	Medical Society of the State of New York (August 15, 2001)

•	Edgar Borrero, M.D., Albert M. Ellman, M.D. and Robert Scher, M.D. (August 15, 2001)

•	American Dental Association, James B. Swanson, D.D.S. and Michael B. Dayoub, D.D.S. (August 15, 2001)

•	Westside EKG Associates (September 20, 2001) (originally filed in the Florida Federal Court; not yet consolidated with the other listed actions)

•	Tennessee Medical Society (April 25, 2002)

•	Raymond J. Wesley, M.D. (April 25, 2002)

•	Medical Society of New Jersey (May 8, 2002)

Item 1. Legal Proceedings (Continued)

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

The Shane, Mangieri, Harrison, McIntosh, Connecticut State Medical Society, Klay, Bartlett, Medical Society of the State of New York, Borrero, American Dental Association, Westside EKG Associates, Tennessee Medical Society, Wesley and Medical Society of New Jersey cases together comprise the “Provider Cases.” Aetna Inc. and/or one or more of its subsidiaries are named as defendants in each of the Provider Cases. The amended Shane action also is brought against a number of other managed care companies. The Mangieri action also is brought against two other managed care companies. The Harrison action also is brought against Prudential.

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

Item 1. Legal Proceedings (Continued)

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

On July 11, 2002, the Shane plaintiffs filed a motion seeking leave to file a second amended complaint that adds two new plaintiffs, the Florida Medical Association and the Louisiana State Medical Association. That motion was granted on September 26, 2002, and the defendants, including the Company, filed a motion to dismiss the second amended complaint on October 18, 2002.

Merits discovery in the Provider Cases and the Subscriber Cases commenced September 30, 2002. On September 26, 2002, the Florida Federal Court denied class certification in the Subscriber Cases. On October 9, 2002, plaintiffs filed a motion for reconsideration of that order. In the Provider Cases, the Florida Federal Court certified a class of all medical doctors who provided services to any person insured by any defendant, including the Company, from August 4, 1990 to September 30, 2002, and certified a national subclass and California subclass. On October 10, 2002 defendants filed an application for leave to appeal the Provider Case class certification order to the United States Court of Appeals for the Eleventh Circuit.

Various motions to stay and dismiss have been filed and remain pending in the other Subscriber and Provider Cases. They remain in the preliminary stages. The Company intends to continue to defend the Subscriber Cases and the Provider Cases vigorously.

In addition to the Subscriber and Provider Cases consolidated before the Florida Federal Court, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. This action is in the discovery phase, and trial currently is scheduled to begin on July 25, 2003. Defendants intend to continue to defend this action vigorously.

Item 1. Legal Proceedings (Continued)

Securities Class Action Litigation
 Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (“Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York. The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. On October 15, 2002, the Court heard argument on defendants’ motion to dismiss the Securities Complaint. Defendants intend to continue to vigorously defend this action, which is in its preliminary stages.

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

Item 2. Changes in Securities

On October 25, 2002, the Company’s Board of Directors voted to terminate the Company’s shareholder rights plan. The plan was terminated by changing its 2010 expiration date to October 31, 2002, while the Board retains the right to adopt a new plan at a future date in the event of changed circumstances.

Item 5. Other Information

(a)	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

		Years Ended
		December 31,
	Nine Months Ended
Aetna Inc.	September 30, 2002	2001	2000	1999	1998	1997

Ratio of Earnings to Fixed Charges	3.96	(0.73)	0.89	3.31	3.89	4.41

Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	3.96	(0.73)	0.89	2.81	2.87	3.24

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the years ending December 31, 1997, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

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

(b)	Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company follow:

Rating Agencies

Moody’s
			Investors	Standard
	A.M. Best	Fitch**	Service	& Poor’s

Aetna Inc. (senior debt)

August 1, 2002	*	BBB+	Baa3	BBB

October 30, 2002 (1)	*	BBB+	Baa3	BBB

Aetna Inc. (commercial paper)

August 1, 2002	*	F2	P3	A2

October 30, 2002	*	F2	P3	A2

Aetna Life Insurance Company (claims paying/financial strength)

August 1, 2002	A-	A+	A3	A-

October 30, 2002 (1)	A-	A+	A3	A-

*	Nonrated by the agency.

**	Formerly known as Duff & Phelps.

(1)	Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-negative. Moody’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Amendment No. 1 to Rights Agreement.

(10)	Material Contracts.

10.1	Memorandum dated September 30, 2002, from Elease E. Wright to David B. Kelso.

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 30, 2002.

(b)	Reports on Form 8-K

The registrant filed a report on Form 8-K on August 2, 2002 concerning the Statements Under Oath of the Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant

Date October 31, 2002	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak

Vice President and Controller

CERTIFICATION

I, John W. Rowe, M.D., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Aetna Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 31, 2002	/s/ John W. Rowe

John W. Rowe, M.D.

Chairman and Chief Executive Officer

CERTIFICATION

I, Alan M. Bennett, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Aetna Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 31, 2002	/s/ Alan M. Bennett

Alan M. Bennett

Chief Financial Officer

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(4)	Instruments Defining the Rights of Security Holders, Including Indentures.

4.1	Amendment No. 1 to Rights Agreement.

(10)	Material Contracts.

10.1	Memorandum dated September 30, 2002, from Elease E. Wright to David B. Kelso.

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2002 and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 30, 2002.