Form 10-K
period 2002-12-31
AETNA INC /PA/
filed 2003-02-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2002

Commission File Number 001-16095

Aetna Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania		23-2229683
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

151 Farmington Avenue, Hartford, Connecticut	06156	(860) 273-0123
(Address of principal executive offices)	(ZIP Code)	(Registrant’s telephone number, including area code)

Title of each class		Name of each exchange on which registered

Common Stock, $.01 par value		New York Stock Exchange

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

Yes [X]	No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $7,206,127,849.

As of January 31, 2003, 150,351,776 shares of the registrant’s Common Stock $.01 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2002 Annual Report, Financial Report to Shareholders (the “Annual Report”). (Parts I, II and IV)

Portions of the registrant’s proxy statement for its 2003 Annual Meeting to be filed on or about March 14, 2003 (the “Proxy Statement”). (Parts III and IV)

PART I
Item 1. Business.
A. Organization of Business
B. Financial Information about Segments
C. Description of the Business
1. Health Care
2. Group Insurance
3. Large Case Pensions
4. Other Matters.
a. Website Access to Reports
b. Regulation
c. NAIC IRIS Ratios
d. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
e. Trademarks
f. Ratings
g. Miscellaneous
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
EXECUTIVE OFFICERS OF AETNA INC.*
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
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
Item 10. Directors and Executive Officers of the Registrant.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions.
PART IV
Item 14. Controls and Procedures.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.*
SIGNATURES
CERTIFICATION
CREDIT AGREEMENT
THREE YEAR CREDIT AGREEMENT
MEMORANDUM
EMPLOYMENT AGREEMENT
STATEMENT RE: CALCULATION
ANNUAL REPORT TO SECURITY HOLDERS
SUBSIDIARIES
CONSENT OF EXPERTS AND COUNSEL
POWERS OF ATTORNEY
POWERS OF ATTORNEY
AETNA INC, CODE OF CONDUCT

PART I

Item 1. Business.

A. Organization of Business

Aetna Inc. (a Pennsylvania corporation) and its subsidiaries (collectively, the “Company”) constitute one of the nation’s largest health benefits companies, based on membership as of December 31, 2002. Prior to December 13, 2000, the Company (formerly Aetna U.S. Healthcare Inc.) was a subsidiary of a Connecticut corporation named Aetna Inc. (“former Aetna”). On December 13, 2000, former Aetna spun the Company off to its shareholders and, as part of the same transaction, the remaining entity, which contained former Aetna’s financial services and international businesses, was merged with a subsidiary of ING Groep N.V. (“ING”) (collectively, the “Transaction”). Refer to Note 21 of Notes to Consolidated Financial Statements (which is incorporated herein by reference to the Annual Report) for further information. Aetna Inc. was incorporated in Pennsylvania in 1982 under the name of United States Health Care Systems, Inc.

At December 31, 2002, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. The principal products included in these segments are:

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

Group Insurance:
     Group insurance products (including life, disability and long-term care insurance products)

Large Case Pensions:
     Retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans

B. Financial Information about Segments

Required financial information by business segment is set forth in Note 19 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report. Segment financial information for 2000 has been restated to reflect the Company’s current business segments as discussed above. Refer to Note 2 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report, for information concerning certain allocations used in preparing such information for 2000 due to the Transaction.

C. Description of the Business

1. Health Care

Products and Services

Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the financial risk for health and dental care costs) (“Risk”) and an employer-funded basis (where the plan sponsor under an administrative services contract, and not the Company, assumes all or a majority of this risk) (“ASC”). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products (“Indemnity”).

The principal commercial health products, offered both on a risk and employer-funded basis, are described below:

HMO plans offer comprehensive managed care benefits generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company’s HMOs, he or she generally selects a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. Preventive care is emphasized in these plans. Commencing January 1, 2001, the Company began offering an open access HMO plan in certain markets that provides for the full range of benefits available to HMO members without the requirements of PCP selection or PCP referrals. The Company offers HMO plans with differing benefit designs and varying levels of copayments that result in different levels of premium rates, including to federal government employee groups under the Federal Employees Health Benefits Program. Commercial HMO membership totaled 4.2 million as of December 31, 2002, 6.3 million as of December 31, 2001 and 6.7 million as of December 31, 2000. Refer to MD&A - HealthCare - Outlook in the Annual Report for information concerning anticipated declines in medical membership levels.

POS plans blend the characteristics of HMO and indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with minimum out-of-pocket expense (copayments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance, with member cost sharing for covered services limited by annual out-of-pocket maximums. Commencing January 1, 2001, the Company began offering an open access POS plan in certain markets that provides these HMO-style benefits without PCP selection or referral. POS membership totaled 3.7 million as of December 31, 2002, 4.5 million as of December 31, 2001 and 5.6 million as of December 31, 2000.

PPO plans offer the member the ability to select any health care provider, with benefits paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and copayments or coinsurance, with member cost sharing for covered services limited by annual out-of-pocket maximums. PPO membership totaled 3.9 million as of December 31, 2002, 4.1 million as of December 31, 2001 and 4.0 million as of December 31, 2000.

During 2001, the Company also introduced Aetna Health Fund, a consumer-directed health plan that combines traditional coverage after a deductible with an accumulating benefit account, allowing members greater flexibility in utilizing a portion of their benefit dollars.

Indemnity plans offer the member the ability to select any health care provider for covered services. Some managed care features may be included in these plans, such as inpatient precertification, disease management programs and benefits for preventive services. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. Indemnity membership totaled 1.6 million as of December 31, 2002, 1.9 million as of December 31, 2001 and 2.2 million as of December 31, 2000.

In connection with the administration of ASC plans, the Company offers full-risk stop loss coverage for selected employers. This coverage transfers to Aetna the costs associated with large individual claims and/or aggregate loss experience within the ASC plan above a pre-set annual threshold.

In addition to Commercial health products, in select markets the Company also offers HMO-based coverage for Medicare beneficiaries, participates in a subsidized children’s health insurance program (“CHIP”) and has a Medicaid and a CHIP ASC arrangement. Such coverages include the following:

Through annual contracts with the Centers for Medicare and Medicaid Services (“CMS”), the Company’s HMOs offer coverage for Medicare-eligible individuals in certain geographic areas through the Medicare+Choice program. Generally, services must be obtained through participating network providers, with the exception of emergency and urgent care. Members historically have received enhanced benefits over standard Medicare fee-for-service coverage, including vision and pharmacy coverage. These Medicare plans are offered on a Risk basis. Medicare membership totaled .1 million as of December 31, 2002, .3 million as of December 31, 2001 and .5 million as of December 31, 2000.

In September 2002, the Company notified CMS of its intent to reduce certain service areas under its Medicare+Choice contracts for individuals for 2003, affecting approximately 9,000 members at December 31, 2002. As part of a new CMS Medicare+Choice Demonstration Project, the Company is offering an open access Medicare+Choice plan (the “Aetna Golden Choice™ plan”) for 2003 in certain service areas, including certain areas where the Company reduced the service areas under its Medicare+Choice contracts for individuals. This new Aetna Golden Choice plan will not require referrals or the selection of a primary care physician. Refer to MD&A - Medicare HMO in the Annual Report for additional information.

In 2002, the Company had contracts with two state agencies to offer coverage for individuals eligible for Medicaid and subsidized children’s health insurance programs. Benefits are determined by the contracting agencies. The Company’s participation in the State of Washington’s Medicaid program and CHIP ceased on July 1, 2002. This coverage is offered on a Risk basis. The Company also has a Medicaid and a CHIP ASC arrangement. Membership in these programs totaled .1 million as of December 31, 2002 and .2 million as of December 31, 2001 and 2000.

The Company offers a variety of other health care coverages either as supplements to health products or as stand-alone products. Such coverages, which are offered on a Risk or employer-funded basis, include indemnity and managed dental plans, prescription drug, vision and behavioral health programs. The Company is one of the nation’s largest providers of dental coverage, based on membership at December 31, 2002. Dental membership totaled 11.8 million as of December 31, 2002, 13.5 million as of December 31, 2001 and 14.3 million as of December 31, 2000.

In October 2002, the Company announced that, following a review of strategic options related to its pharmacy benefits management operations, the Company decided to retain and expand upon its existing capabilities. In February 2003, the Company completed the purchase of a mail order pharmacy facility from Eckerd Health Services. The Company also expects to expand its existing clinical and sales capabilities relating to its pharmacy benefits management operations.

Provider Networks

General

The Company contracts with physicians, hospitals and other health care providers for services provided to its health plan members. The participating providers in the Company’s networks are independent contractors and are neither employees nor agents of the Company, except for the Company’s new mail order pharmacy facility.

The Company uses a variety of techniques designed to help reduce inappropriate utilization of medical resources and maintain affordability of quality coverage. In addition to contracts with health care providers for negotiated rates of reimbursement, these techniques include the development and implementation of standards for the appropriate utilization of health care resources and working with health care providers to review data in order to help them improve consistency and quality. The Company also offers, directly or in cooperation with third parties, a variety of disease management programs related to specific conditions such as asthma, diabetes, congestive heart failure and lower back pain.

At December 31, 2002, the Company had approximately 552,000 health care providers participating in its networks nationwide, including more than 332,000 physicians and more than 3,300 hospitals.

Contracting

Primary Care Physicians

The Company compensates PCPs on both a capitated and fee-for-service basis, with capitation generally limited to HMO products. In recent years, the Company has eliminated or reduced the use of capitation arrangements in many areas. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member. In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule.

Hospitals

The Company typically enters into contracts with hospitals that provide for all-inclusive per diem and per case rates, with fixed rates for ambulatory surgery and emergency room services. The Company has some hospital contracts that pay a percentage of billed charges.

The Company’s plans generally require notification of elective hospital admissions, and the Company monitors the length of hospital stays. Participating physicians generally admit their HMO and POS patients to participating hospitals using referral procedures that direct the hospital to contact the Company’s patient management unit, which confirms the patient’s membership status while obtaining pertinent data. This unit also assists members and providers with related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or “catastrophic” cases is provided by a special case unit.

Specialist and Ancillary Services

Specialist physicians participating in the Company’s networks are generally reimbursed at contracted rates per visit or procedure.

The Company’s HMO and POS plans typically employ capitated payment arrangements for most mental and behavioral health, substance abuse and freestanding laboratory services. These services are generally reimbursed on a contracted, fee-for-service basis under the Company’s other products.

Integrated Delivery Systems and Delegated Arrangements

The Company has developed contractual relationships with independent practice associations, integrated delivery systems and other third parties for the provision of certain health care services. Under some of these arrangements, the Company pays a fixed, per member fee or a percentage of premium and may delegate to the third party associated claim processing, utilization management and/or provider relations activities. Most providers participating in these arrangements have agreed to look solely to the third party for payment, but if the third party fails to pay, the Company may be exposed to demands for reimbursement. The majority of mental and behavioral health services utilized by the Company’s members are provided under such arrangements.

Quality Assessment

The Company’s quality assessment programs begin with the initial review of healthcare practitioners. Each practitioner’s license and education are verified and work history is collected by the Company or in some cases the practitioner’s affiliated group or organization. A committee of participating practitioners in each region reviews this information before the practitioner can participate in the network. Participating practitioners also periodically undergo a recredentialing process. Participating hospitals are required to have CMS and Joint Commission on Accreditation of Healthcare Organizations accreditation or undergo a detailed site assessment by the Company’s quality management staff.

Recredentialing of practitioners may include an analysis of member grievances filed with the Company, interviews, member surveys, and analysis of drug prescription and other utilization patterns. Committees composed of a peer group of participating practitioners review participating practitioners being considered for recredentialing.

The Company also offers quality and outcome measurement programs, quality improvement programs and health care data analysis systems to providers and purchasers of health care.

The Company seeks accreditation for most of its HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of HMOs and other managed care plans. NCQA accreditation is a nationally recognized standard. As of December 31, 2002, approximately 97% of the Company’s HMO members participated in HMOs that had received accreditation by the NCQA.

The Company seeks accreditation for its PPO-based and other products from the American Accreditation HealthCare Commission (also known as “URAC”), a national organization founded in 1990 to establish standards for the managed care industry. Purchasers and consumers look to URAC’s accreditation as an indication that a managed care organization has the necessary structures and processes to promote high quality care and preserve patient rights. In addition, regulators in over half of the states recognize URAC’s accreditation standards in the regulatory process. Aetna Inc. and Aetna Life Insurance Company (“ALIC”) have received URAC accreditation extending through May 1, 2004.

Principal Markets and Sales

Total Commercial, Medicare and Medicaid HMO, POS, PPO and Indemnity medical membership (“Medical membership”) is dispersed throughout the United States. The Company offers a wide array of benefit plans, many of which are available in all 50 states. ASC products are available in all 50 states. Depending on the product, the Company markets to a range of customers from small employer groups to large, multi-site national accounts.

The following table presents total Health membership by region and funding arrangement, at December 31:

	2002			2001 (1)			2000 (2)

(Thousands)	Risk	ASC	Total	Risk	ASC	Total	Risk	ASC	Total

Northeast	1,126	1,267	2,393	1,709	1,275	2,984	2,180	1,348	3,528
Mid-Atlantic	942	1,506	2,448	1,512	1,491	3,003	1,848	1,613	3,461
Southeast	847	1,395	2,242	1,373	1,443	2,816	1,676	1,569	3,245
North Central	487	2,032	2,519	1,065	2,165	3,230	1,251	2,317	3,568
Southwest	669	1,247	1,916	1,179	1,228	2,407	1,350	1,320	2,670
West	888	1,201	2,089	1,365	1,286	2,651	1,579	1,223	2,802
Other	66	5	71	73	6	79	63	—	63

Total Medical Membership	5,025	8,653	13,678	8,276	8,894	17,170	9,947	9,390	19,337

(1)	Membership in thousands includes 95 Medicare members affected by the Company’s exit of a number of Medicare service areas, effective January 1, 2002.

(2)	Membership in thousands includes 260 Medicare members affected by the Company’s exit of a number of Medicare service areas, effective January 1, 2001 and 878 Prudential ASC members, which the Company agreed to service.

For membership composition of Health Care’s products by funding arrangement, refer to MD&A - Health Care - Membership in the Annual Report.

Both Risk and ASC products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of coverages, from which the employee makes his or her selection during a designated annual open enrollment period. Employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer, of such monthly premium.

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

Health Pricing

For Risk Commercial plans, customer contracts are generally established in advance of the policy period, typically for a duration of one year. In determining the premium rates to be charged to the customer, prospective, experience-rated and retrospective rating methodologies may be used. Some states may prohibit the use of one or more of these rating methods, including for particular business segments, such as small employer groups.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs cannot be recovered in the current policy year; however, prior experience for a product in the aggregate may be considered, among other factors, in determining premium rates for future periods. Where required by law, the Company establishes premium rates prior to contract inception without regard to actual utilization of services incurred by individual members, using one of three approved community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under the “traditional community rating” method, a plan establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under the “community rating by class” method, a plan establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and gender. Under the “group specific community rating” method, a plan establishes premium rates based in part on its revenue requirements for providing services to the group. State laws, in some of the states in which the Company operates plans, require the filing with and approval by the state of plan premium rates. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be affected if the premium rates requested by the Company are not approved or are adjusted downward by state regulators.

Under retrospective rating, a premium rate is determined at the beginning of the policy period. After the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than those expected) then a refund may be credited to the policy. If the experience is negative, then the resulting deficit may, in certain instances, be recovered through contractual provisions; otherwise the deficit is considered in setting future premium levels. If a customer elects to terminate coverage, these deficits generally cannot be recovered. Retrospective rating is often used for employer-funded POS, PPO and Indemnity plans that cover more than 300 lives.

Premium rates generally for “experience-rated” plans give consideration to the individual plan sponsor’s historical and anticipated claim experience. With regard to smaller employer groups, however, the group may not be large enough for the use of experience rating to be appropriate, and another rating method is used.

The Company has contracts with CMS to provide HMO Medicare+Choice coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these annual contracts, CMS pays the HMO at a capitated rate based on membership and adjusted for demographic factors. Inflation, changes in utilization patterns and benefit plans, demographic factors such as age and gender, and both local county and national fee for service average per capita Medicare costs are considered in the rate calculation process. Amounts payable under Medicare+Choice arrangements are subject to annual revision by CMS, and the Company elects to participate in each Medicare service area on an annual basis. In addition to premiums received from CMS, most of the Medicare products offered by the Company require a supplemental premium to be paid by the member. Under Medicare+Choice arrangements, the Company assumes the risk of higher than expected medical expenses. Medicare contracts generate higher per member per month revenues, but also generate higher per member per month medical expenses, than typical Commercial plans.

The Company also has HMO contracts to serve a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit, which can result in retroactive and prospective premium adjustments.

In 2002, the Company had contracts with some state agencies, primarily in Washington and Pennsylvania, to provide Risk health benefits to persons eligible for children’s health insurance program benefits. The Company receives a fixed monthly payment based on membership in return for the coverage of health care services. The rates are subject to periodic unilateral revision by the contracting agencies. The Company assumes the risk of higher than expected medical expenses. The Company’s Washington state Medicaid membership was sold and transferred to another health plan on July 1, 2003 and the Company no longer participates in the Washington state Medicaid program. The Company continues to participate in the Pennsylvania children’s health insurance program.

Contracts with plan sponsors to provide administrative services for employer-funded plans are generally for a period of one year. Some of the Company’s contracts include guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time as well as certain guarantees that claim expenses to be incurred by plan sponsors will fall within a certain range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum at risk is typically 10% - 30% of fees for the customer involved.

Competition

Competition in the health care industry is intense, primarily due to a large number of competitors, aggressive marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the market. New entrants into the marketplace as well as significant consolidation within the industry have contributed to the intense competitive environment.

The Company believes that the most significant factors that distinguish competing health plans are perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability, the geographic scope of provider networks, and the providers available in such networks. The Company believes that it is competitive in each of these areas. The ability to increase the number of persons covered by the Company’s plans or to increase revenues is affected by competition in any particular area. In addition, the ability to increase the number of persons enrolled in Risk products is affected by the desire and ability of employers to self fund their health coverage. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

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

With regard to ASC plans, the Company competes primarily with other commercial insurance companies, Blue Cross/Blue Shield plans and third party administrators.

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Health Care’s business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A-Health Care-Outlook in the Annual Report.

2. Group Insurance

Principal Products

Group Insurance consists primarily of the following:

Group Life Insurance consists principally of renewable term coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term coverage and spouse and dependent coverages are available. Group universal life and accidental death benefit coverages are also available. Group life insurance is offered on an insured basis. Group life insurance membership totaled 9.3 million as of December 31, 2002, 9.2 million as of December 31, 2001 and 9.4 million as of December 31, 2000.

Group Disability Insurance provides coverage for disabled employees’ income replacement benefits for both short-term disability and long-term disability. The Company also offers disability products with additional case management features. Group disability insurance is offered on both an insured and employer-funded basis. Group disability insurance membership totaled 2.2 million as of December 31, 2002 and 2.1 million as of December 31, 2001 and 2000.

Long-Term Care Insurance provides coverage for long-term care expenses in a nursing home, adult day care or home setting. Long-term care insurance is offered primarily on an insured basis. Coverage is available on both a service reimbursement and indemnity basis. Long-term care insurance membership totaled .2 million as of December 31, 2002 and .1 million as of December 31, 2001 and 2000.

Group insurance members may utilize more than one Company product and in such cases have been counted in membership totals for each.

Principal Markets and Sales

Products offered by Group Insurance are available in 49 states (Group Insurance products are not offered in New Mexico) as well as Guam, Puerto Rico and Canada. Depending on the product, the Company markets to a range of customers from small employer groups to large, multi-site national accounts.

Group Insurance products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of coverages, from which the employee makes his or her selection during a designated annual open enrollment period. Employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer, of such monthly premium.

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

Pricing

For risk Group Insurance Plans, customer contracts are generally established in advance of the policy period, for a duration of one, two or three years. In determining the premium rates to be charged to the customer, prospective and retrospective rating methodologies are used.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in mortality or morbidity costs cannot be recovered in the current policy period; however, prior experience for the specific customer and/or the product in aggregate is considered, among other factors, in determining premium rates for future policy periods.

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

Reinsurance

The Company uses reinsurance agreements with nonaffiliated insurers to control its exposure to large losses and certain other risks for Group Insurance products. The Company maintains catastrophic life reinsurance (covering life, accidental death and dismemberment and disability products) that generally provides protection against catastrophic events involving five or more covered lives. However, the catastrophic reinsurance contains exclusions for terrorist acts and California earthquakes, and the insurance policies issued by the Company do not contain similar exclusions. For life products, there is an excess individual amount arrangement that provides protection against large claims. For disability products, certain reinsurance arrangements have been established to reflect the circumstances of the specific disability risks. These include an overall excess individual amount arrangement, quota share treaties on selective large cases, and facultative treaties on a case by case basis. In addition, the Company carries excess professional liability insurance.

Group Life Insurance In Force and Other Statistical Data

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)	2002	2001	2000

In force, end of year	$407,942	$424,030	$391,734

Terminations (lapses and all other)	$61,628	$55,033	$37,561

Number of policies and contracts in force, end of year:
Group Life Contracts (1)	11,510	13,350	14,354
Group Conversion Policies (2)	25,546	26,687	27,349

(1)	Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(2)	Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Group Insurance’s business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A-Group Insurance-Outlook in the Annual Report.

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

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Large Case Pensions’ business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A -Large Case Pensions-Outlook in the Annual Report.

4. Other Matters

a. Website Access to Reports

Aetna’s reports to the Securities and Exchange Commission, including its annual report on Form 10-K, reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, if any, are available free of charge on the Company’s website at http://www.aetna.com.

b. Regulation

Information regarding significant regulations affecting the Company is incorporated herein by reference to MD&A - Regulatory Environment in the Annual Report.

c. NAIC IRIS Ratios

The National Association of Insurance Commissioners’ (“NAIC”) Insurance Regulatory Information System (“IRIS”) ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios, and such variances may result from specific transactions that are themselves immaterial or eliminated at the consolidated level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges are subject to increased regulatory oversight.

Management does not expect that any of the Company’s significant insurance subsidiaries will have more than three IRIS ratios outside of the NAIC usual ranges for 2002, although final calculation by the NAIC is not expected to be completed until the end of the first quarter of 2003.

Refer to MD&A - Liquidity and Capital Resources and Regulatory Environment in the Annual Report for additional discussion regarding solvency regulation.

d. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the years ended December 31:

Aetna Inc.	2002	2001	2000	1999	1998

Ratio of Earnings to Fixed Charges	4.06	(0.73)	0.89	3.31	3.89
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	4.06	(0.73)	0.89	2.81	2.87

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the years ending December 31, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare, Inc. in 1996.

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

e. Trademarks

The trademarks Aetna (Registered Trademark) and Aetna U.S. Healthcare (Registered Trademark), together with the corresponding design logos, are owned by the Company. The Company considers these trademarks and its other trademarks and trade names important in the operation of its business. However, the business of the Company is not dependent on any individual trademark or trade name.

f. Ratings

Information regarding the Company's ratings is incorporated herein by reference to the ratings table in MD&A-Liquidity and Capital Resources-Financings, Financing Capacity and Capitalization.

g. Miscellaneous

The Company had approximately 28,000 domestic employees at December 31, 2002. Refer to Note 11 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report, for a discussion of workforce reductions announced in 2002.

The federal government is a significant customer of the Health Care segment and the Company, with premiums and fees accounting for approximately 9.9% of the Health Care segment’s revenue in 2002. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 54.2% of these premiums and fees, with the balance from federal employee related benefit programs. No individual customer accounted for 10% or more of the Health Care segment or the Company’s consolidated revenues in 2002. The Company’s segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments. Refer to Note 19 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report, regarding segment information.

Item 2. Properties.

The home office of the Company is a building complex located at 151 Farmington Avenue, Hartford, Connecticut, with approximately 1.2 million square feet. The Company also owns or leases other space in the greater Hartford area; Blue Bell, Pennsylvania; Fairfield, New Jersey and Roseland, New Jersey; as well as various field locations throughout the country. The Company believes its properties are adequate and suitable for its business as presently conducted.

The foregoing does not include numerous investment properties held by the Company in its General and Separate Accounts.

Item 3. Legal Proceedings.

Managed Care Class Action Litigation
Since 1999, the Company has been involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies (the “Managed Care Class Action Litigation”).

The Judicial Panel on Multi-district Litigation has transferred all of the federal actions, including several actions originally filed in state courts, to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The Florida Federal Court has divided these cases into two tracks - one for cases brought on behalf of subscribers (collectively, the “Subscriber Cases”) and the other for cases brought on behalf of health care providers (collectively, the “Provider Cases”).

Twelve Subscriber Cases currently are pending in the Florida Federal Court. The Subscriber Cases seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories and/or state unfair trade statutes. Each of former Aetna, the Company (including certain health maintenance organizations that Aetna acquired from The Prudential Insurance Company of America (“Prudential”)), and Richard L. Huber (the former chairman of former Aetna) are named as defendants in one or more of the Subscriber Cases. The Subscriber Case complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. Certain Subscriber Cases also contain charges relating to the disclosure and determination of usual, customary and reasonable charges for claims and related claims payment practices.

On September 26, 2002, the Florida Federal Court denied the plaintiffs’ motion to certify a class for the Subscriber Cases. Merits discovery on the Subscriber Cases commenced in September 2002, and the Florida Federal Court has scheduled trial for the Subscriber Cases commencing September 22, 2003. The Company intends to continue to defend the Subscriber Cases vigorously.

Eleven Provider Cases currently are pending in the Florida Federal Court, and a similar action is pending in Louisiana state court. The Provider Cases allege generally that the Company and each of the other defendant managed care organizations employ coercive economic power to force physicians to enter into economically unfavorable contracts, impose unnecessary administrative burdens on providers and improperly deny claims in whole or in part, and that the defendants do not pay claims timely or do not pay claims at proper rates. The Provider Cases further charge that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. In addition, a Provider Case brought on behalf of the American Dental Association alleges improper disclosure and determination of usual, customary and reasonable charges for dental claims and related claims payment practices. The Provider Cases allege violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

The plaintiffs in the Provider Cases generally seek to represent purported nationwide classes and subclasses of physicians and other providers who currently or formerly provided services to members of the Company and/or Prudential. Certain Provider Cases also purport to bring class actions on behalf of physicians and/or other providers in a particular state, and plaintiffs in cases originally filed in state courts seek to have those cases remanded to state courts for separate trial. On September 26, 2002, the Florida Federal Court issued an order certifying a global RICO class and certain sub-classes in the matter it has designated as the lead Provider Case. That order is the subject of a pending appeal before the United States Court of Appeals for the Eleventh Circuit. Merits discovery on the Provider Cases commenced in September 2002, and the Florida Federal Court has scheduled the Provider Cases for trial commencing December 8, 2003. The Company intends to continue to defend vigorously the Provider Cases and similar state court actions.

In addition to the Subscriber and Provider Cases consolidated before the Florida Federal Court, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against former Aetna, Aetna, Aetna Health of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. This action is in the discovery phase, and trial currently is scheduled to begin on December 5, 2003. Defendants intend to continue to defend this action vigorously.

Securities Class Action Litigation
Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (“Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York. The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. On October 15, 2002, the Court heard argument on defendants’ motion to dismiss the Securities Complaint. Defendants intend to continue vigorously defending this action, which is in its preliminary stages.

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

In addition, the Company’s current and past business practices are subject to review by various state insurance and health care regulatory authorities and other state and federal authorities. There continues to be heightened review by these authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF AETNA INC.*

The Chairman of the Company is elected and all other executive officers listed below are appointed by the Board of Directors of the Company at its Annual Meeting each year to hold office until the next Annual Meeting of the Board or until their successors are elected or appointed. None of these officers has a family relationship with any other executive officer or Director.

Name of Officer	Principal Position	Age *

John W. Rowe, M.D.	Chairman and Chief Executive Officer	58

Ronald A. Williams	President	53

Alan M. Bennett	Senior Vice President and Chief Financial Officer	52

David B. Kelso	Executive Vice President, Strategy and Finance	50

William C. Popik, M.D.	Senior Vice President and Chief Medical Officer	57

L. Edward Shaw, Jr.	Executive Vice President and General Counsel	58

*	As of February 28, 2003

Executive Officers’ Business Experience During Past Five Years

John W. Rowe, M. D. became Chairman of the Company on April 1, 2001 and became Chief Executive Officer of the Company on September 15, 2000. He served as President of the Company from September 15, 2000 to May 27, 2002. Dr. Rowe also served as an executive officer of former Aetna from September 15, 2000 until the spin-off. Prior to joining Aetna, Dr. Rowe served as President and Chief Executive Officer of Mount Sinai NYU Health, a position he assumed in 1998 after overseeing the 1998 merger of the Mount Sinai and NYU Medical Centers. Dr. Rowe joined The Mount Sinai Hospital and the Mount Sinai School of Medicine as President in 1988.

Ronald A. Williams became President of Aetna Inc. on May 27, 2002, having served as Executive Vice President and Chief of Health Operations since March 15, 2001. Prior to joining Aetna, he served as Group President of the Large Group Division of WellPoint Health Networks, Inc., a position Mr. Williams assumed in 1999, in addition to serving as President of WellPoint’s Blue Cross of California subsidiary beginning in 1995.

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

William C. Popik, M.D., became Senior Vice President and Chief Medical Officer on March 5, 2001. Prior to joining Aetna, he served as Senior Vice President and National Medical Director of Cigna Corporation, a position he assumed in February 1996. He served as Senior Vice President and Chief Medical Officer of Health Net HMO from 1994 to 1996.

L. Edward Shaw, Jr. became General Counsel of the Company on May 30, 2000 and Executive Vice President of the Company on August 28, 2000, having served as General Counsel of former Aetna since May 1999 and Senior Vice President from May 24, 1999 to June 30, 2000, when he became Executive Vice President of former Aetna. From January 1998 to May 1999, he served as Chief Corporate Officer for North America of NatWest Group.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Aetna Inc.’s common shares are listed on the New York Stock Exchange. They trade under the symbol AET. As of January 31, 2003, there were 14,241 record holders of Aetna Inc.’s common shares.

Information regarding restrictions on the Company’s present and future ability to pay dividends is incorporated herein by reference to Note 17 of Notes to Consolidated Financial Statements and MD&A - Liquidity and Capital Resources in the Annual Report. Information regarding quarterly common stock prices is incorporated herein by reference to the unaudited Quarterly Data included in the Annual Report.

Item 6. Selected Financial Data.

The information contained in Selected Financial Data in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in MD&A in the Annual Report is incorporated herein by reference.

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

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning Executive Officers is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning Directors, concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 and concerning the Company’s Code of Conduct, its written code of ethics, and related matters is incorporated herein by reference to the Proxy Statement.

Item 11. Executive Compensation.

The information under the captions “Director Compensation in 2002”, “Other Information Regarding Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” in the Proxy Statement is incorporated herein by reference.

The following table gives information about the Company’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2002.

Number of securities
	Number of	Weighted-average	remaining available
	securities to be	exercise	for future issuance
	issued upon	price of	under equity
	exercise of outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	27,115,090	$32.41	11,068,397 (3)
Equity compensation plans not approved by security holders (2)	1,223,361	$35.78	6,516,365

Total	28,338,451	$32.55	17,584,762

(1)	Includes 2000 Stock Incentive Plan and Employee Stock Purchase Plan.

(2)	Includes 2002 Stock Incentive Plan and Non-Employee Director Compensation Plan.

(3)	Includes 6,364,459 shares of common stock available for future issuance as of December 31, 2002 for the Company’s Employee Stock Purchase Plan.

2002 Stock Incentive Plan
On January 25, 2002 the Company’s Board of Directors approved the 2002 Stock Incentive Plan to promote the interests of the Company and its shareholders and to further align the interests of shareholders and employees by tying awards to total return to shareholders, enabling plan participants to acquire additional equity interests in the Company and providing compensation opportunities dependent upon the Company’s performance. The plan has not been submitted to shareholders for approval.

Under the plan, eligible participants may be granted stock options to purchase shares of common stock, stock appreciation rights, time vesting and/or performance vesting Incentive Stock or Incentive Units and other stock-based awards. The maximum number of shares of common stock that may be awarded under the plan is 7.5 million shares, subject to adjustment for corporate transactions. If an award is paid solely in cash, no shares shall be deducted from the number of shares available for issuance.

Non-employee Director Compensation Plan
 On January 25, 2002 the Company’s Board of Directors amended the Non-employee Director Compensation Plan adopted on September 29, 2000. The plan permits eligible directors of the Company to receive shares of common stock in recognition of their contributions to the Company. The plan has not been submitted to shareholders for approval.

Item 13. Certain Relationships and Related Transactions.

The information under the captions “Other Information Regarding Directors” and “Certain Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures.

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

In February 2003, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there have been no significant changes in the Company’s internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect those controls subsequent to the February 2003 evaluation. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer following the signature page of this report.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.*

(a) The following documents are filed as part of this report:

1. Financial statements:

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report are incorporated herein by reference to the Annual Report.

2. Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item 15. Refer to Index to Financial Statement Schedules below.

3.	Exhibits: *

(3)	Articles of Incorporation and By-Laws.

3.1	Form of Amended and Restated Articles of Incorporation of Aetna Inc. (formerly Aetna U.S. Healthcare Inc.), incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

3.2	Form of Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.2 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2	Form of Rights Agreement between Aetna Inc. and EquiServe Trust Company, N.A., as Rights Agent, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.3	Amendment No. 1 to Rights Agreement between Aetna Inc. and EquiServe Trust Company, N.A., as Rights Agent, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 10-Q filed on October 31, 2002.

4.4	Form of Senior Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

4.5	Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

4.6	Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 10-Q filed on March 31, 2001.

(10)	Material contracts.

10.1	Form of Distribution Agreement between former Aetna and Aetna Inc. incorporated herein by reference to Annex C to former Aetna’s definitive proxy statement on Schedule 14A filed on October 18, 2000.

10.2	Term Sheet for Agreement between former Aetna and Aetna Inc. in respect of the CityPlace property, situated at 185 Asylum Avenue, Hartford, Connecticut, 06103, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.3	364-Day Credit Agreement dated as of November 27, 2002, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.4	Three-Year Credit Agreement dated as of November 27, 2002, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.5	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.17 to Aetna Inc.’s Form 10-K filed on February 25, 2002.**

10.6	Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 29, 2002.**

10.7	Form of Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Annex H to former Aetna’s definitive proxy statement on Schedule 14A filed on October 18, 2000.**

10.8	Amended Aetna Inc. Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 29, 2002.**

10.9	1999 Director Charitable Award Program, incorporated herein by reference to Exhibit 10.1 to former Aetna’s Form 10-Q filed on April 28, 1999. **

10.10	Employment Agreement dated as of September 6, 2000 by and between former Aetna and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.11	Memorandum dated December 6, 2002, from Elease E. Wright to John W. Rowe, M.D.**

10.12	Employment Agreement dated as of September 28, 2001 between Aetna Inc. and Alan M. Bennett.**

10.13	Employment Agreement dated as of September 13, 2001 by and between Aetna Inc. and David B. Kelso, incorporated herein by reference to Exhibit 10.26 to Aetna Inc.’s Form 10-K filed on February 25, 2002. **

10.14	Memorandum dated September 30, 2002, from Elease E. Wright to David B. Kelso, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 31, 2002.**

10.15	Letter Agreement dated April 28, 1999 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.20 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.16	Restrictive Covenant Agreement dated April 28, 1999 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.21 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.17	Letter Agreement dated November 17, 2000 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000. **

10.18	Memorandum dated November 16, 2000 from James H. Gould to L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.25 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000. **

10.19	Employment Agreement dated as of March 14, 2001 by and between Aetna Inc. and Ronald Williams, incorporated herein by reference to Exhibit 10.31 to Aetna Inc.’s Form 10-K filed on February 25, 2002.**

10.20	Description of certain arrangements not embodied in formal documents, as described under the headings “Nonemployee Director Compensation in 2002” and “Other Information Regarding Directors” are incorporated herein by reference to the Proxy Statement.**

*	Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**	Management contract or compensatory plan or arrangement.

(11) Statement re: computation of per share earnings.

Incorporated herein by reference to Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

(12) Statement re: computation of ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

(13) Annual Report to security holders.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report and unaudited Quarterly Data are incorporated herein by reference to the Annual Report and filed herewith in electronic format.

(21) Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Inc.

(23) Consents of experts and counsel.

Consent of independent auditors to incorporation of their report dated February 10, 2003 by reference in Aetna Inc.’s Registration Statements on Form S-3 and Form S-8.

(24) Powers of attorney.

24.1 Power of attorney.

24.2 Power of attorney.

(99) Additional Exhibits.

99.1 Aetna Inc. Code of Conduct.

(b) Reports on Form 8-K.

None.

INDEX TO FINANCIAL STATEMENT SCHEDULES
AETNA INC.

Page

Independent Auditors’ Report	25

I Condensed Financial Information of the Registrant:

Balance Sheet of Aetna Inc. as of December 31, 2002 and 2001 and the related Statements of Income, Shareholders’ Equity and Cash Flows for the years ended December 31, 2002, 2001 and 2000.	26

II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000.	31

Certain information has been omitted from the schedules filed because the information is not applicable.

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors
Aetna Inc.:

Under date of February 10, 2003, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 10, 2003

AETNA INC.

SCHEDULE I – Condensed Statements of Income

	For the years ended December 31,

(Millions)	2002	2001	2000

Service fees – affiliates	$1,090.7	$1,487.3	$1,531.5
Net investment income	6.8	15.6	27.7
Net realized capital gains	35.1	44.7	81.9

Total revenue	1,132.6	1,547.6	1,641.1

Operating expenses	1,476.0	1,704.1	1,793.9
Interest expense	119.5	142.8	248.2

Total expenses	1,595.5	1,846.9	2,042.1

Loss before income tax benefit and equity in earnings of affiliates, net	(462.9)	(299.3)	(401.0)
Income tax benefit	155.2	111.8	107.7
Equity in earnings (loss) of affiliates, net (1)	700.9	(92.1)	420.4

Income (loss) from continuing operations	393.2	(279.6)	127.1
Income from discontinued operations	50.0	—	—
Cumulative effect adjustment, net of tax	(2,965.7)	—	—

Net income (loss)	$(2,522.5)	$(279.6)	$127.1

(1)	Includes parent company amortization of other acquired intangible assets of $85.0 million after tax for 2002 and amortization of goodwill and other acquired intangible assets of $337.5 million after tax and $347.6 million after tax during 2001 and 2000, respectively.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I – Condensed Balance Sheets

	As of December 31,

(Millions, except share data)	2002	2001

Cash and cash equivalents	$614.1	$310.8
Investment securities	409.5	167.6
Other receivables	305.5	390.8
Other assets	111.1	150.3

Total current assets	1,440.2	1,019.5

Long-term investments	—	1.2
Property and equipment	.1	.3
Investment in affiliates (1)	9,625.3	12,442.2
Deferred tax assets	406.6	—
Other assets	47.8	5.4

Total assets	$11,520.0	$13,468.6

Short-term debt	$—	$109.7
Accrued expenses and other liabilities	1,115.2	1,233.3

Total current liabilities	1,115.2	1,343.0

Long-term debt	1,633.2	1,591.3
Accrued pension benefit liability	1,204.2	—
Other liabilities	587.4	644.0

Total liabilities	4,540.0	3,578.3

Common stock ($.01 par value, 756,277,772 shares authorized, 149,966,082 issued and outstanding in 2002 and $.01 par value, 759,900,000 shares authorized, 144,265,912 issued and outstanding in 2001)	4,070.9	3,913.8
Accumulated other comprehensive income	(470.4)	68.5
Retained earnings	3,379.5	5,908.0

Total shareholders’ equity	6,980.0	9,890.3

Total liabilities and shareholders’ equity	$11,520.0	$13,468.6

(1)	Includes parent company goodwill and other acquired intangible assets of $4.1 billion and $7.2 billion as of December 31, 2002 and 2001, respectively.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I - Condensed Statements of Shareholders’ Equity

				Accumulated Other
		Common	Comprehensive Income (Loss)
		Stock and
		Additional	Unrealized			Minimum
		Paid-in	Gains (Losses)	Foreign		Pension	Retained
(Millions, except share data)	Total	Capital	On Securities	Currency	Derivatives	Liability	Earnings

Balances at December 31, 1999	$10,703.2	$3,719.3	$(206.1)	$(449.5)	$—	$—	$7,639.5

Comprehensive income:
Net income	127.1						127.1
Other comprehensive income, net of tax:
Unrealized gains on securities ($486.5 pretax)(1)	316.2		316.2
Foreign currency ($(50.9) pretax)	(39.9)			(39.9)

Other comprehensive income	276.3

Total comprehensive income	403.4

Capital contributions from former Aetna	118.9	118.9
Dividends to former Aetna	(216.0)						(216.0)
Outstanding shares cancelled (1,100 shares)	—	—
Sale and spin-off related transaction (141,670,551 shares issued)	(904.2)	38.7	(80.7)	495.1			(1,357.3)
Stock options exercised (948,000 shares issued)	21.8	21.8

Balances at December 31, 2000	10,127.1	3,898.7	29.4	5.7	—	—	6,193.3

Comprehensive income:
Net loss	(279.6)						(279.6)
Other comprehensive income, net of tax:
Unrealized gains on securities ($57.2 pretax) (1)	37.2		37.2
Foreign currency ($(1.1) pretax)	(.7)			(.7)
Derivative losses ($(4.8) pretax) (1)	(3.1)				(3.1)

Other comprehensive income	33.4

Total comprehensive loss	(246.2)

Common shares issued for benefit plans (4,247,361 shares)	110.7	110.7
Repurchase of common shares (2,600,000 shares)	(95.6)	(95.6)
Common stock dividends	(5.7)						(5.7)

Balances at December 31, 2001	9,890.3	3,913.8	66.6	5.0	(3.1)	—	5,908.0

Comprehensive income:
Net loss	(2,522.5)						(2,522.5)
Other comprehensive loss, net of tax:
Unrealized gains on securities ($331.4 pretax) (1)	215.4		215.4
Foreign currency ($.7 pretax)	.5			.5
Derivative gains ($.6 pretax) (1)	.4				.4
Minimum pension liability adjustment ($(1,161.8) pretax)	(755.2)					(755.2)

Other comprehensive loss	(538.9)

Total comprehensive loss	(3,061.4)

Common shares issued for benefit plans (9,320,601 shares)	322.3	322.3
Repurchase of common shares (3,620,431 shares)	(165.2)	(165.2)
Common stock dividends	(6.0)						(6.0)

Balances at December 31, 2002	$6,980.0	$4,070.9	$282.0	$5.5	$(2.7)	$(755.2)	$3,379.5

(1)	Net of reclassification adjustments.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I – Condensed Statements of Cash Flows

	For the years ended December 31,

(Millions)	2002	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$(2,522.5)	$(279.6)	$127.1
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cumulative effect adjustment	2,965.7	—	—
Income from discontinued operations	(50.0)	—	—
Equity in (earnings) loss of affiliates, net (1)	(700.9)	92.1	(420.4)
Net realized capital gains	(35.1)	(44.7)	(81.9)
Changes in assets and liabilities:
Net change in other assets and accrued expenses and other liabilities	274.4	(115.8)	(395.6)

Net cash used for operating activities	(68.4)	(348.0)	(770.8)

Cash Flows from Investing Activities:
Proceeds (costs) from sales (purchases) of investments	(205.7)	(28.7)	460.8
Decrease (increase) in property and equipment	—	1.7	(1.1)
Dividends received from affiliates, net	624.8	251.0	688.0

Net cash provided by investing activities	419.1	224.0	1,147.7

Cash Flows from Financing Activities:
Repayment of short-term debt	(109.7)	(1,482.5)	(279.7)
Issuance of long-term debt	—	1,566.1	—
Common shares issued under benefit plans	233.5	98.1	21.8
Common shares repurchased	(165.2)	(95.6)	—
Dividends paid to shareholders	(6.0)	(5.7)	—
Net transfers to former Aetna	—	—	(97.1)

Net cash provided by (used for) financing activities	(47.4)	80.4	(355.0)

Net increase (decrease) in cash and cash equivalents	303.3	(43.6)	21.9
Cash and cash equivalents, beginning of year	310.8	354.4	332.5

Cash and cash equivalents, end of year	$614.1	$310.8	$354.4

Supplemental disclosure of cash flow information:
Interest paid	$118.7	$117.6	$333.4
Income taxes paid (refunded), net	$(65.0)	$106.0	$195.5

(1)	Includes parent company amortization of other acquired intangible assets of $85.0 million after tax for 2002 and amortization of goodwill and other acquired intangible assets of $337.5 million after tax and $347.6 million after tax during 2001 and 2000, respectively.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I — Notes to Condensed Financial Statements

1. Background of Organization

The condensed parent company only financial information reflects Aetna Inc. (a Pennsylvania corporation) (the “Parent Company”). Prior to December 13, 2000, the Parent Company (formerly Aetna U.S. Healthcare Inc. and Aetna Services, Inc.) was a subsidiary of a Connecticut corporation, Aetna Inc. (“former Aetna”). On December 13, 2000, former Aetna spun-off shares of the Parent Company to shareholders of former Aetna as part of the same transaction which also resulted in the sale of former Aetna’s financial services business and international business to ING Groep N.V. The Parent Company was renamed Aetna Inc. Refer to “Item 1. Business – Organization of Business” for more details regarding this transaction. The condensed financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2002 and 2001 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report. Certain reclassifications have been made to the 2001 and 2000 financial information to conform to the 2002 presentation.

2. New Accounting Standards

Refer to Note 2 of Notes to Consolidated Financial Statements in the Annual Report for a description of new accounting standards and the impairment of goodwill of approximately $3 billion which is recorded as a cumulative effect adjustment.

3. Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements in the Annual Report for a description of dispositions.

4. Discontinued Products

Refer to Note 12 of Notes to Consolidated Financial Statements in the Annual Report for a description of discontinued products.

5. Income Taxes

Refer to Note 13 of Notes to Consolidated Financial Statements in the Annual Report for a description of income taxes.

6. Additional Minimum Pension Liability

As of December 31, 2002, the Company recognized an additional minimum pension liability. Refer to Note 14 of Notes to Consolidated Financial Statements in the Annual Report for further information.

7. Debt

Refer to Note 15 of Notes to Consolidated Financial Statements in the Annual Report for a description of debt and Note 2 for a discussion of the allocation of interest expense to businesses presented as discontinued operations for the year ended December 31, 2000.

8. Service Arrangement

During the periods presented, the Parent Company had service arrangements with certain of its affiliates, under which the Parent Company provided certain administrative services, including accounting and processing of premiums and claims.

AETNA INC. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

		Additions

			Charged
	Balance at	Charged	(credited) to		Balance
For the years ended December 31,	beginning	(credited) to costs	other accounts-	Deductions-	at end of
(Millions)	of period	and expenses(1)	describe(2)	describe(3)	period

2002
Asset valuation
Reserves:
Mortgage loans	$32.6	$.3	$.3	$(21.8)	$11.4
Real estate	65.3	14.7	13.6	(20.3)	73.3

	$97.9	$15.0	$13.9	$(42.1)	$84.7

2001
Asset valuation
Reserves:
Mortgage loans	$44.0	$1.1	$4.5	$(17.0)	$32.6
Real estate	83.5	.7	11.4	(30.3)	65.3

	$127.5	$1.8	$15.9	$(47.3)	$97.9

2000
Asset valuation
Reserves:
Mortgage loans	$45.9	$—	$—	$(1.9)	$44.0
Real estate	93.1	.2	1.4	(11.2)	83.5
Other	2.8	—	—	(2.8)	—

	$141.8	$.2	$1.4	$(15.9)	$127.5

(1)	Charged (credited) to net realized capital (gains) losses in the Consolidated Statements of Income.
(2)	Reflects additions to (reductions of) reserves related to assets supporting experience-rated contracts and discontinued products for which a corresponding reduction was included in Policyholders’ funds and Future Policy Benefits in the Consolidated Balance Sheets, respectively.
(3)	Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2003	AETNA INC.

By /s/ Ronald M. Olejniczak Ronald M. Olejniczak Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2003.

* /s/ John W. Rowe, M.D.	* /s/ Ellen M. Hancock

John W. Rowe, M.D., Chairman, Chief Executive Officer and Director (Principal Executive Officer)	Ellen M. Hancock, Director
* /s/ Michael H. Jordan

* /s/ Betsy Z. Cohen Betsy Z. Cohen, Director	Michael H. Jordan, Director
* /s/ Jack D. Kuehler

* /s/ Barbara H. Franklin Barbara Hackman Franklin, Director	Jack D. Kuehler, Director
* /s/ Joseph P. Newhouse

* /s/ Jeffrey E. Garten Jeffrey E. Garten, Director	Joseph P. Newhouse, Director
* /s/ Judith Rodin

* /s/ Earl G. Graves Earl G. Graves, Director	Judith Rodin, Director
* /s/ Ronald A. Williams

* /s/ Gerald Greenwald Gerald Greenwald, Director	Ronald A. Williams, President and Director
* /s/ R. David Yost

/s/ Alan M. Bennett Alan M. Bennett, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	R. David Yost, Director * /s/ Ronald M. Olejniczak Ronald M. Olejniczak Vice President and Controller (Principal Accounting Officer)
*By /s/ Alan M. Bennett

(Attorney-in-Fact)

CERTIFICATION

I, John W. Rowe, M.D., certify that:

1.     I have reviewed this annual report on Form 10-K of Aetna Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003	/s/ John W. Rowe

John W. Rowe, M.D. Chairman and Chief Executive Officer

CERTIFICATION

I, Alan M. Bennett, certify that:

1.     I have reviewed this annual report on Form 10-K of Aetna Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 28, 2003	/s/ Alan M. Bennett

Alan M. Bennett Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Filing Method

10	Material Contracts.

10.3	364-Day Credit Agreement dated as of November 27, 2002, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.	Electronic

10.4	Three-Year Credit Agreement dated as of November 27, 2002, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.	Electronic

10.11	Memorandum dated December 6, 2002, from Elease E. Wright to John W. Rowe, M.D.	Electronic

10.12	Employment Agreement dated as of September 28, 2001, between Aetna Inc. and Alan M. Bennett.	Electronic

12	Statement re: computation of ratios.	Electronic

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

13	Annual Report to security holders.	Electronic

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report, and unaudited Quarterly Data sections of the Annual Report.

21	Subsidiaries of the registrant.	Electronic

A listing of subsidiaries of Aetna Inc.

23	Consents of experts and counsel.	Electronic

Consent of independent auditors to incorporation of their report dated February 10, 2003 by reference in Aetna Inc.’s Registration Statements on Form S-3 and Form S-8.

24.1	Power of attorney.	Electronic

24.2	Power of attorney.	Electronic

99.1	Aetna Inc. Code of Conduct	Electronic