Form 10-Q
period 2003-03-31
AETNA INC /PA/
filed 2003-04-24
CIK 1122304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended March 31, 2003.

Or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-16095

Aetna Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

151 Farmington Avenue	06156
Hartford, Connecticut	(ZIP Code)
(Address of principal executive offices)

(860) 273-0123
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [✓]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	151,861,968

(Class)	Shares Outstanding at March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,

(Millions, except per common share data)	2003	2002

Revenue:
Health care premiums	$3,269.0	$4,044.8
Other premiums	417.6	421.9
Administrative services contract fees	475.5	464.6
Net investment income	276.0	317.4
Other income	6.7	10.6
Net realized capital gains	21.7	5.4

Total revenue	4,466.5	5,264.7

Benefits and expenses:
Health care costs	2,367.9	3,448.2
Current and future benefits	527.6	567.6
Operating expenses:
Salaries and related benefits	564.6	557.4
Other	455.8	515.3
Interest expense	25.9	29.3
Amortization of other acquired intangible assets	12.7	49.2

Total benefits and expenses	3,954.5	5,167.0

Income from continuing operations before income taxes (benefits)	512.0	97.7
Income taxes (benefits):
Current	193.4	21.5
Deferred	(11.4)	(11.8)

Total income taxes	182.0	9.7

Income from continuing operations	330.0	88.0
Income from discontinued operations, net of tax	—	50.0

Income before cumulative effect adjustment	330.0	138.0
Cumulative effect adjustment, net of tax (Note 4)	—	(2,965.7)

Net income (loss)	$330.0	$(2,827.7)

Earnings (loss) per common share (Note 3):
Basic:
Income from continuing operations	$2.19	$.61
Income from discontinued operations, net of tax	—	.34

Income before cumulative effect adjustment	2.19	.95
Cumulative effect adjustment, net of tax	—	(20.45)

Net income (loss)	$2.19	$(19.50)

Diluted:
Income from continuing operations	$2.12	$.59
Income from discontinued operations, net of tax	—	.34

Income before cumulative effect adjustment	2.12	.93
Cumulative effect adjustment, net of tax	—	(19.93)

Net income (loss)	$2.12	$(19.00)

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share data)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,923.4	$1,802.9
Investment securities	14,072.9	14,013.5
Other investments	429.1	358.0
Premiums receivable, net	346.5	392.0
Other receivables, net	573.0	286.2
Accrued investment income	216.4	214.3
Collateral received under securities loan agreements	767.9	969.0
Loaned securities	750.7	948.2
Deferred income taxes	256.2	311.3
Other current assets	194.3	163.9

Total current assets	19,530.4	19,459.3

Long-term investments	1,769.5	1,754.9
Mortgage loans	1,312.9	1,514.9
Investment real estate	331.8	308.8
Reinsurance recoverables	1,231.2	1,251.8
Goodwill, net	3,618.4	3,618.4
Other acquired intangible assets, net	534.2	546.9
Property and equipment, net	230.8	244.8
Deferred income taxes	516.0	472.5
Other long-term assets	253.9	211.0
Separate Accounts assets	10,900.9	10,664.2

Total assets	$40,230.0	$40,047.5

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,961.6	$2,194.1
Future policy benefits	762.5	778.1
Unpaid claims	612.7	590.0
Unearned premiums	178.8	184.1
Policyholders’ funds	1,192.1	1,072.2
Collateral payable under securities loan agreements	767.9	969.0
Income taxes payable	449.7	322.5
Accrued expenses and other current liabilities	1,672.6	1,608.8

Total current liabilities	7,597.9	7,718.8

Future policy benefits	8,300.7	8,333.3
Unpaid claims	1,191.3	1,177.8
Policyholders’ funds	1,635.6	1,867.3
Long-term debt	1,633.2	1,633.2
Other long-term liabilities	1,598.1	1,672.9
Separate Accounts liabilities	10,900.9	10,664.2

Total liabilities	32,857.7	33,067.5

Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 755,962,772 shares authorized, 151,861,968 shares issued and outstanding in 2003 and $.01 par value, 756,277,772 shares authorized, 149,966,082 shares issued and outstanding in 2002)	4,113.7	4,070.9
Accumulated other comprehensive loss	(450.9)	(470.4)
Retained earnings	3,709.5	3,379.5

Total shareholders’ equity	7,372.3	6,980.0

Total liabilities and shareholders’ equity	$40,230.0	$40,047.5

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
		Common Stock and Additional Paid-in Capital	Income (Loss)

			Unrealized			Minimum
(Millions, except share data)			Gains (Losses)	Foreign		Pension	Retained
Three Months Ended March 31, 2003	Total		on Securities	Currency	Derivatives	Liability	Earnings

Balances at December 31, 2002	$6,980.0	$4,070.9	$282.0	$5.5	$(2.7)	$(755.2)	$3,379.5
Comprehensive income:
Net income	330.0						330.0
Other comprehensive income, net of tax:
Net unrealized gains on securities ($27.7 pretax) (1)	18.0		18.0
Foreign currency gains ($2.2 pretax)	1.4			1.4
Derivative gains ($.1 pretax)	.1				.1

Other comprehensive income	19.5

Total comprehensive income	349.5

Common shares issued for benefit plans (2,210,886 shares)	56.5	56.5
Repurchase of common shares (315,000 shares)	(13.7)	(13.7)

Balances at March 31, 2003	$7,372.3	$4,113.7	$300.0	$6.9	$(2.6)	$(755.2)	$3,709.5

Three Months Ended March 31, 2002

Balances at December 31, 2001	$9,890.3	$3,913.8	$66.6	$5.0	$(3.1)	$—	$5,908.0
Comprehensive loss:
Net loss	(2,827.7)						(2,827.7)
Other comprehensive loss, net of tax:
Net unrealized losses on securities ($(113.8) pretax) (1)	(74.0)		(74.0)
Foreign currency gains ($1.1 pretax)	.7			.7
Derivative gains ($.1 pretax)	.1				.1

Other comprehensive loss	(73.2)

Total comprehensive loss	(2,900.9)

Common shares issued for benefit plans (1,657,554 shares)	38.4	38.4

Balances at March 31, 2002	$7,027.8	$3,952.2	$(7.4)	$5.7	$(3.0)	$—	$3,080.3

(1)	Net of reclassification adjustments (Refer to Note 6).

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

(Millions)	2003	2002

Cash flows from operating activities:
Net income (loss)	$330.0	$(2,827.7)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cumulative effect adjustment	—	2,965.7
Income from discontinued operations	—	(50.0)
Amortization of other acquired intangible assets	12.7	49.2
Depreciation and other amortization	41.9	41.6
Amortization (accretion) of net investment premium (discount)	12.1	(4.2)
Net realized capital gains	(21.7)	(5.4)
Changes in assets and liabilities:
Increase in accrued investment income	(2.1)	(2.3)
Decrease in premiums due and other receivables	56.2	143.3
Net change in income taxes	128.2	(.7)
Net change in other assets and other liabilities	(270.7)	(54.1)
Net decrease in health care and insurance liabilities	(302.2)	(481.0)
Other, net	(23.1)	10.4

Net cash used for operating activities	(38.7)	(215.2)

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	4,897.8	4,235.8
Equity securities	45.5	104.8
Mortgage loans	328.3	158.8
Investment real estate	—	.7
Other investments	562.3	1,157.9
Cost of investments in:
Debt securities available for sale	(4,860.0)	(3,967.0)
Equity securities	(3.8)	(102.6)
Mortgage loans	(57.9)	(79.3)
Investment real estate	(29.7)	—
Other investments	(613.9)	(921.8)
Increase in property and equipment	(26.3)	(30.4)

Net cash provided by investing activities	242.3	556.9

Cash flows from financing activities:
Deposits and interest credited for investment contracts	24.3	38.5
Withdrawals of investment contracts	(125.4)	(138.7)
Repayment of short-term debt	—	(109.7)
Common shares issued under benefit plans	35.7	29.4
Common shares repurchased	(13.7)	—
Other, net	(4.0)	—

Net cash used for financing activities	(83.1)	(180.5)

Net increase in cash and cash equivalents	120.5	161.2
Cash and cash equivalents, beginning of period	1,802.9	1,398.2

Cash and cash equivalents, end of period	$1,923.4	$1,559.4

Supplemental cash flow information:
Interest paid	$43.6	$47.6
Income taxes paid	54.6	7.2

See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Basis of Presentation

The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). As of March 31, 2003, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor, under an administrative services contract (“ASC”), and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products. The Group Insurance segment includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions business includes certain discontinued products. (Refer to Note 8 for additional information.)

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are unaudited. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the 2002 financial information to conform to the 2003 presentation.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna’s 2002 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

2.	Significant Accounting Policies

New Accounting Standards

Accounting and Disclosure of Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), modifying the recognition and disclosure requirements of a company’s guarantee arrangements. Effective January 1, 2003, FIN 45 requires a company that enters into or modifies existing guarantee arrangements to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires disclosure of all guarantees, regardless of when the guarantee originated, effective December 31, 2002 (Refer to Note 20 in Aetna’s 2002 Annual Report on Form 10-K). The adoption of the accounting provisions of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard supercedes previous accounting guidance and requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of FAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

Accounting for Variable Interest Entities (“VIEs”)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation will require the Company to consolidate a VIE (formerly referred to as a special purpose entity) if the entity meets certain criteria and the Company is considered the primary beneficiary of the VIE (such as a direct or indirect ability to make significant decisions of that entity or the obligation to absorb a majority of the entity’s expected losses or gains). FIN 46 also requires additional disclosure of an entity’s relationship with a VIE. The consolidation provisions of this interpretation are required for all VIEs created after January 31, 2003. For VIEs in existence prior to January 31, 2003, the consolidation provisions of FIN 46 are effective July 1, 2003.

As of March 31, 2003, the Company had a leasing program with an independent third party grantor trust primarily for the lease of a corporate aircraft and certain office furniture. For the first quarter 2003, this arrangement was classified as an operating lease under existing accounting requirements, and therefore the related assets and liabilities are not included in the Company’s Consolidated Balance Sheet. Upon adoption of FIN 46, on July 1, 2003, the Company expects it will consolidate this VIE as it is the primary beneficiary of these assets. The adoption of FIN 46 is expected to increase reported assets and liabilities on the Company’s Consolidated Balance Sheets, but is not expected to have any effect on the Company’s results of operations.

Stock-Based Compensation

At March 31, 2003, the Company had various stock-based employee incentive plans, which are described more fully in Note 14 in Aetna’s 2002 Annual Report on Form 10-K. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table illustrates the pro forma net income (loss) and pro forma earnings per share as if the Company had applied the fair value based method of accounting to all awards of stock-based employee compensation.

	Three Months Ended
	March 31,

(Millions, except per common share data)	2003	2002

Net income (loss), as reported	$330.0	$(2,827.7)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	14.6	2.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24.1)	(9.5)

Pro forma net income (loss)	$320.5	$(2,834.6)

Earnings (loss) per common share:
Basic - as reported	$2.19	$(19.50)
Basic – pro forma	2.12	(19.55)

Diluted – as reported	2.12	(19.00)
Diluted - pro forma	2.07	(19.05)

3.	Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2003 and 2002 is as follows:

(Millions, except EPS data)	Income	Shares	Per Common
Three Months Ended March 31,	(Numerator)	(Denominator)	Share Amount

2003
Basic EPS:
Income from continuing operations	$330.0	151.0	$2.19
Effect of dilutive securities:
Stock options and other (1)		4.4

Diluted EPS:
Income from continuing operations and assumed conversions	$330.0	155.4	$2.12

2002
Basic EPS:
Income from continuing operations	$88.0	145.0	$.61
Effect of dilutive securities:
Stock options and other (2)		3.8

Diluted EPS:
Income from continuing operations and assumed conversions	$88.0	148.8	$.59

(1)	Options to purchase shares of common stock for the three months ended March 31, 2003 of .6 million shares (with exercise prices ranging from $43.56 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the three months ended March 31, 2002 of 13.3 million shares (with exercise prices ranging from $35.56 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

4.	Goodwill and Other Acquired Intangible Assets

On January 1, 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, and the transition provisions of FAS No. 141, Business Combinations. As a result, the Company recorded an impairment of approximately $3 billion during the first quarter of 2002, which is classified as a cumulative effect adjustment (Refer to Notes 2 and 6 in Aetna’s 2002 Annual Report on Form 10-K for additional information).

Other acquired intangible assets at March 31, 2003 and December 31, 2002 were as follows:

		Accumulated		Amortization
March 31, 2003 (Millions)	Cost	Amortization	Net Balance	Period (Years)

Other acquired intangible assets:
Provider networks	$677.2	$176.3	$500.9	20 - 25
Customer lists	919.0	885.9	33.1	5 - 7
Other	69.2	69.0	.2	3 - 5

Total other acquired intangible assets	$1,665.4	$1,131.2	$534.2

December 31, 2002

Other acquired intangible assets:
Provider networks	$677.2	$169.3	$507.9	20 - 25
Customer lists	919.0	880.2	38.8	5 - 7
Other	69.2	69.0	.2	3 - 5

Total other acquired intangible assets	$1,665.4	$1,118.5	$546.9

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2004	$42.5
2005	29.4
2006	27.8
2007	27.8
2008	27.8

5.	Investments

Investment securities at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
(Millions)	2003	2002

Debt securities available for sale	$13,630.3	$13,379.1
Equity securities	29.8	29.1
Other investment securities	412.8	605.3

Total investment securities	$14,072.9	$14,013.5

Net investment income includes amounts related to experience-rated contractholders of $43 million and $53 million for the three months ended March 31, 2003 and 2002, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains related to experience-rated contractholders of $14 million and $3 million for the three months ended March 31, 2003 and 2002, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds.

6.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Three Months
	Ended March 31,

(Millions)	2003	2002

Net unrealized holding gains (losses) arising during the period (1)	$29.2	$(68.3)
Less: reclassification adjustment for gains and other items included in net income (loss) (2)	11.2	5.7

Net unrealized gains (losses) on securities	$18.0	$(74.0)

(1)	Pretax net unrealized holding gains (losses) arising during the period were $44.9 million and $(105.1) million for the three months ended March 31, 2003 and 2002, respectively.

(2)	Pretax reclassification adjustments for gains and other items included in net income (loss) were $17.2 million and $8.7 million for the three months ended March 31, 2003 and 2002, respectively.

7.	Severance and Facilities Charges

In the third quarter of 2002, the Company recorded an after-tax severance and facilities charge of $58 million ($89 million pretax) related to the implementation of ongoing initiatives intended to improve the Company’s overall future performance (the “Third Quarter 2002 Charge”). These initiatives included further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge consists of two types of costs: those that relate to actions under a plan for the involuntary termination of approximately 2,750 employee positions (primarily customer service, plan sponsor services, patient management, sales, network management and certain Group Insurance related positions), representing approximately $81 million pretax of this charge, and those actions that relate to an exit plan with respect to certain leased facilities representing approximately $8 million pretax of this charge. The facilities portion represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the Third Quarter 2002 Charge are expected to be completed by September 30, 2003. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

In the fourth quarter of 2002, the Company recorded an after-tax severance and facilities charge of $29 million ($45 million pretax) related to the implementation of ongoing initiatives intended to improve the Company’s overall future performance (the “Fourth Quarter 2002 Charge”). These initiatives include further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge consists of two types of costs: those that relate to actions under a plan for the involuntary termination of approximately 680 employee positions (primarily customer service, information technology and certain Group Insurance related positions), representing approximately $31 million pretax of this charge, and those actions that relate to an exit plan with respect to certain leased facilities, representing approximately $14 million pretax of this charge. The facilities portion represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the Fourth Quarter 2002 Charge are expected to be completed by December 31, 2003. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

The activity within the severance and facilities reserves and the related number of positions eliminated were as follows:

	Third Quarter		Fourth Quarter
	2002 Charge		2002 Charge

(Millions, pretax)	Reserve	Positions	Reserve	Positions

Balance at December 31, 2002	$16.2	939	$23.4	357
Actions taken (1)	(8.3)	(207)	(.8)	(42)

Balance at March 31, 2003	$7.9	732	$22.6	315

(1)	Actions taken relating to the Third Quarter 2002 Charge include $3.1 million of severance-related actions and $5.2 million related to vacating certain leased facilities. Actions taken relating to the Fourth Quarter 2002 Charge were all severance related.

8.	Discontinued Products

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

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold and any other-than-temporary impairments. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain (loss) occurs when an annuitant retires later (earlier) than expected.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 2003, the receivable from continuing products, net of related deferred taxes payable of $98 million on the accrued interest income, was $362 million. At December 31, 2002, the receivable from continuing products, net of related deferred taxes payable of $96 million on accrued interest income, was $357 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three months ended March 31, 2003 and 2002 were as follows (pretax, in millions):

		Charged (Credited )
		to Reserve for
Three months ended March 31, 2003	Results	Future Losses	Net(1)

Net investment income	$86.0	$—	$86.0
Net realized capital gains	35.2	(35.2)	—
Interest earned on receivable from continuing products	6.9	—	6.9
Other income	23.6	—	23.6

Total revenue	151.7	(35.2)	116.5

Current and future benefits	94.7	19.0	113.7
Operating expenses	2.8	—	2.8

Total benefits and expenses	97.5	19.0	116.5

Results of discontinued products	$54.2	$(54.2)	$—

Three months ended March 31, 2002

Net investment income	$101.3	$—	$101.3
Net realized capital losses	(29.7)	29.7	—
Interest earned on receivable from continuing products	6.6	—	6.6
Other income	12.4	—	12.4

Total revenue	90.6	29.7	120.3

Current and future benefits	100.8	16.4	117.2
Operating expenses	3.1	—	3.1

Total benefits and expenses	103.9	16.4	120.3

Results of discontinued products	$(13.3)	$13.3	$—

(1)	Amounts are reflected in the March 31, 2003 and 2002 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at March 31, 2003 and December 31, 2002 were as follows (1):

	March 31,	December 31,
(Millions)	2003	2002

Assets:
Debt securities available for sale	$3,165.1	$3,481.0
Equity securities	48.3	73.4
Mortgage loans	652.1	763.2
Investment real estate	98.0	95.0
Loaned securities	188.2	167.1
Other investments (2)	903.9	505.7

Total investments	5,055.6	5,085.4
Collateral received under securities loan agreements	192.6	170.8
Current and deferred income taxes	75.6	94.4
Receivable from continuing products (3)	460.0	453.1

Total assets	$5,783.8	$5,803.7

Liabilities:
Future policy benefits	$4,330.9	$4,361.1
Policyholders’ funds	62.3	82.9
Reserve for anticipated future losses on discontinued products	957.1	902.9
Collateral payable under securities loan agreements	192.6	170.8
Other	240.9	286.0

Total liabilities	$5,783.8	$5,803.7

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $69.8 million and $68.3 million at March 31, 2003 and December 31, 2002, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

At March 31, 2003 and December 31, 2002, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2003 was as follows (pretax):

(Millions)

Reserve at December 31, 2002	$902.9
Operating loss	(1.5)
Net realized capital gains	35.2
Mortality and other	20.5

Reserve at March 31, 2003	$957.1

9.	Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains and losses, as of each fiscal quarter end. At March 31, 2003, the Company met its required minimum level of approximately $5.2 billion. The Company is also required to maintain its ratio of consolidated total debt to consolidated earnings as of each fiscal quarter end at or below 3.0. For this purpose, consolidated earnings equals, for the period of four consecutive quarters, net income plus interest expense, income tax expense, depreciation expense, amortization expense, certain excluded charges, the goodwill impairment resulting from the adoption of FAS No. 142, and any extraordinary gains or losses. The Company met this requirement at March 31, 2003. Refer to Aetna’s 2002 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

10.	Capital Stock

On June 28, 2002, the Board authorized a share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million). Under this authorization, the Company has repurchased approximately 1.8 million shares of common stock at a cost of approximately $75 million (approximately .3 million shares of common stock at a cost of approximately $14 million were repurchased during the first quarter of 2003).

On February 27, 2003, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 5 million stock options to purchase common shares of the Company at $41.88 per share. During the first quarter of 2003, the Company issued approximately 2.2 million shares of common stock under benefit plans (approximately 1.8 million shares related to stock option exercises).

Under the Aetna Employee Stock Purchase Plan (the “ESPP”), 6.4 million of the Company’s common shares are reserved at March 31, 2003 for purchase by eligible employees in accordance with the ESPP’s provisions. Contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period. On January 3, 2003, the second six-month accumulation period commenced. This accumulation period ends on June 20, 2003 and the purchase price for this offering is at a 10% discount from the lesser of the stock’s fair market value on January 3, 2003 or June 20, 2003.

11.	Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, as calculated at March 31, 2003 the amount of dividends that may be paid through the end of 2003 to Aetna by its domestic insurance and HMO subsidiaries without prior approval by state regulatory authorities is approximately $410 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders. At March 31, 2003, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries, reflecting intercompany eliminations, was $3.8 billion. At December 31, 2002, such surplus was $3.6 billion.

12.	Other Post-Retirement Benefit Plans

In January 2003, the Company amended its medical and dental post-retirement benefit plans. Beginning January 1, 2004, the Company will begin to phase-out the retiree medical subsidy for active employees (and eligible dependents) who terminate employment after December 31, 2003. The subsidy will decrease 25% each year until it is eliminated for employees terminating employment on or after January 1, 2007. Beginning January 1, 2004, the Company will eliminate the retiree dental subsidy for active employees who terminate employment on or after January 1, 2003. However, Company employees who terminate employment at age 45 or later with at least 10 years of service will be eligible to participate in the Company’s group health plans at their own cost. As a result of these plan amendments, the Company recorded a curtailment benefit of approximately $34 million pretax in the first quarter of 2003, reflected in operating expenses.

13.	Segment Information

Summarized financial information for the Company’s principal operations for the three months ended March 31, was as follows:

		Group	Large Case	Corporate	Discontinued	Total
(Millions)	Health Care	Insurance	Pensions	Interest	Operations	Company

2003
Revenues from external customers	$3,735.7	$387.6	$45.5	$—	$—	$4,168.8
Net investment income	65.8	66.0	144.2	—	—	276.0

Total revenue, excluding net realized capital gains	$3,801.5	$453.6	$189.7	$—	$—	$4,444.8

Operating earnings (loss) (1)	$293.3	$32.6	$6.8	$(16.8)	$—	$315.9
Net realized capital gains, net of tax	8.6	2.5	3.0	—	—	14.1

Net income (loss)	$301.9	$35.1	$9.8	$(16.8)	$—	$330.0

2002
Revenues from external customers	$4,505.9	$372.0	$64.0	$—	$—	$4,941.9
Net investment income	75.8	66.1	175.5	—	—	317.4

Total revenue, excluding net realized capital gains (losses)	$4,581.7	$438.1	$239.5	$—	$—	$5,259.3

Operating earnings (loss) (1)	$44.7	$33.0	$6.3	$(19.1)	$—	$64.9
Other item (2)	19.8	—	—	—	—	19.8
Net realized capital gains (losses), net of tax	2.5	1.7	(.9)	—	—	3.3

Income (loss) from continuing operations	67.0	34.7	5.4	(19.1)	—	88.0
Income from discontinued operations, net of tax (3)	—	—	—	—	50.0	50.0
Cumulative effect adjustment, net of tax	(2,965.7)	—	—	—	—	(2,965.7)

Net income (loss)	$(2,898.7)	$34.7	$5.4	$(19.1)	$50.0	$(2,827.7)

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains and losses and an other item described below. While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	The other item excluded from first quarter 2002 operating earnings is a $19.8 million income tax benefit in the Health Care segment resulting from the release of state income tax related reserves in connection with the favorable conclusion of several state tax audits.

(3)	The Company released $50.0 million of federal income tax reserves resulting from the resolution of several Internal Revenue Service audit issues during the first quarter of 2002 that related to the property and casualty insurance business of one of Aetna’s predecessors.

14.	Commitments and Contingent Liabilities

As discussed in Aetna’s 2002 Annual Report on Form 10-K, the Company recognized the final installment of contingent consideration under a long-term strategic provider relationship with Magellan Health Services Inc. (“Magellan”) of approximately $60 million pretax as a capital gain during the second quarter of 2002. This amount was due in February 2003 but was not paid. Magellan filed for protection under Chapter 11 of the Federal Bankruptcy Code on March 11, 2003, and announced plans to reorganize and restructure its financial obligations, including paying the Company $15 million and providing a $45 million interest-bearing note at the conclusion of the bankruptcy proceedings. The Company has extended its agreement with Magellan to continue providing behavioral health services to its members through December 31, 2005 in connection with a new strategic focus for its behavioral health programs designed to optimize service and improve access to care for members through a closer integration of behavioral and medical health care. As part of the agreement, Magellan will establish three dedicated business sites designed solely to serve the Company’s members and focus on clinical and network management. In addition, under the terms of the agreement, the Company may choose to either further extend the contract with Magellan through December 31, 2006 or purchase the dedicated business units on or after December 31, 2005, subject to acceleration in certain circumstances. The agreement is subject to the successful completion of Magellan’s restructuring and other customary conditions. Magellan filed the arrangement with the Court for approval in March 2003. On April 23, 2003, the bankruptcy court approved the agreement, although the approval could be appealed. Approval of other important aspects of Magellan’s restructuring plan are still pending.

Litigation

Managed Care Class Action Litigation
Since 1999, the Company has been involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies (the “Managed Care Class Action Litigation”).

The Judicial Panel on Multi-district Litigation has transferred all of the federal actions, including several actions originally filed in state courts, to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The Florida Federal Court has divided these cases into two tracks – one for cases brought on behalf of subscribers (collectively, the “Subscriber Cases”) and the other for cases brought on behalf of health care providers (collectively, the “Provider Cases”).

Twelve Subscriber Cases currently are pending in the Florida Federal Court. The Subscriber Cases seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories and/or state unfair trade statutes. Each of former Aetna (one of the Company’s predecessors), the Company (including certain health maintenance organizations that Aetna acquired from Prudential) and Richard L. Huber (the former chairman of former Aetna) are named as defendants in one or more of the Subscriber Cases. The Subscriber Case complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. Certain Subscriber Cases also contain charges relating to the disclosure and determination of usual, customary and reasonable charges for claims and related claims payment practices.

On September 26, 2002, the Florida Federal Court denied the plaintiffs’ motion to certify a class for the Subscriber Cases. Merits discovery on the Subscriber Cases commenced in September 2002, and the Florida Federal Court has scheduled trial for the Subscriber Cases commencing September 22, 2003. The Company intends to continue to defend the Subscriber Cases vigorously.

Thirteen Provider Cases currently are pending in the Florida Federal Court, and similar actions are pending in Louisiana and Florida state courts. The Provider Cases allege generally that the Company and each of the other defendant managed care organizations employ coercive economic power to force physicians to enter into economically unfavorable contracts, impose unnecessary administrative burdens on providers and improperly deny claims in whole or in part, and that the defendants do not pay claims timely or do not pay claims at proper rates. The Provider Cases further charge that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. In addition, a Provider Case brought on behalf of the American Dental Association alleges improper disclosure and determination of usual, customary and reasonable charges for dental claims and related claims payment practices. The Provider Cases allege violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

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

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome, including any negotiated resolution, could be material to the Company.

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

Independent Accountants’ Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 10, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 23, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries as of March 31, 2003 and December 31, 2002 and its results of operations for the three months ended March 31, 2003 and 2002. This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements and other data presented herein as well as the MD&A contained in the Company’s 2002 Annual Report on Form 10-K.

OVERVIEW

General

The consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). The Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) (“Risk”) and an employer-funded basis (where the plan sponsor under an administrative service contract, and not the Company, assumes all or a majority of this risk) (“ASC”). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products (“Indemnity”). The Group Insurance segment includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Consolidated Results

The Company reported income from continuing operations of $330 million for the three months ended March 31, 2003, compared to $88 million for the corresponding period in 2002. Income from continuing operations per diluted common share for the three months ended March 31, 2003 was $2.12, compared with $.59 for the corresponding period in 2002. These results include net realized capital gains of $14 million for the three months ended March 31, 2003 and $3 million for the corresponding period in 2002. The Company reported net income of $330 million for the three months ended March 31, 2003 and a net loss of $2.8 billion for the three months ended March 31, 2002, which includes income from discontinued operations of $50 million and a cumulative effect adjustment of approximately $3.0 billion related to the Company’s impairment of goodwill upon adoption of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets.

HEALTH CARE

Operating Summary

	Three Months Ended March 31,

(Millions)	2003	2002	% Change

Premiums:
Commercial Risk (1)	$3,045.2	$3,766.3	(19.1)%
Medicare	223.8	274.0	(18.3)
Medicaid	—	4.5	(100.0)

Total premiums	3,269.0	4,044.8	(19.2)
Administrative services contract fees	464.6	456.2	1.8
Net investment income	65.8	75.8	(13.2)
Other income	2.1	4.9	(57.1)
Net realized capital gains	13.3	4.1	—

Total revenue	3,814.8	4,585.8	(16.8)

Health care costs (2)	2,367.9	3,448.2	(31.3)
Salaries and related benefits	533.7	533.3	.1
Other operating expenses	428.8	488.2	(12.2)
Amortization of other acquired intangible assets	12.7	49.2	(74.2)

Total benefits and expenses	3,343.1	4,518.9	(26.0)

Income before income taxes (benefits) and cumulative effect adjustment	471.7	66.9	—
Income taxes (benefits)	169.8	(.1)	—
Cumulative effect adjustment, net of tax	—	(2,965.7)	100.0

Net income (loss)	$301.9	$(2,898.7)	—%

Net realized capital gains, net of tax (included above)	$8.6	$2.5	—%

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.

(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 12.0% for the three months ended March 31, 2003 compared to 11.7% for the corresponding period in 2002.

Results

Health Care’s net income for the three months ended March 31, 2003 was approximately $302 million, compared to a net loss of approximately $2.9 billion for the corresponding period in 2002. The table presented below identifies certain items which, although they may recur, are excluded from net income or loss to arrive at operating earnings, and reconciles operating earnings to net income or loss reported in accordance with accounting principles generally accepted in the United States of America. Management believes excluding these items to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions. Capital gains and losses arise from various types of transactions that are not related to the core performance of the Company’s business. The cumulative effect adjustment relates to the Company’s previously announced goodwill impairment resulting from the implementation of a new accounting standard and does not reflect the current period underlying performance of the Company's business. The release of state income tax reserves was the result of the favorable conclusion of several state tax audits relating to prior periods, accordingly, this reserve release does not reflect the current period underlying performance of the Company’s business.

	Three Months
	Ended March 31,

(Millions)	2003	2002

Net income (loss)	$301.9	$(2,898.7)
Other items included in net income (loss):
Net realized capital gains	(8.6)	(2.5)
Release of state income tax reserves	—	(19.8)
Cumulative effect adjustment	—	2,965.7

Operating earnings	$293.3	$44.7

Operating earnings for the three months ended March 31, 2003 reflect an increase of $249 million from the three months ended March 31, 2002. The increase in operating earnings is due primarily to premium rate increases outpacing increases in per member medical costs for Commercial Risk products, primarily for Commercial HMO and, to a lesser extent, for PPO, POS and Indemnity products (Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid). Medical costs for the first quarter of 2003 also reflect the favorable development of prior period medical cost estimates of approximately $107 million after tax ($164 million pretax), including $99 million after tax ($152 million pretax) for Commercial Risk products and approximately $8 million after tax ($12 million pretax) for Medicare HMO.

Operating earnings for the first quarter of 2003 also reflect: a decrease in total operating expenses (including salaries and related benefits) reflecting lower membership levels and expense reduction initiatives, including workforce reductions; a curtailment benefit of $22 million after tax ($34 million pretax) related to the phase out of the retiree medical subsidy for active employees (Refer to Note 12 of Condensed Notes to Consolidated Financial Statements for further discussion); lower expenses for consultant services; and lower broker commissions, sales compensation expense and premium taxes consistent with lower membership levels. The decrease in operating expenses was offset partially by higher accrued performance-based compensation due to the Company’s results achieved, as well as higher pension costs. The increase in operating earnings was partially offset by a decrease in net investment income primarily due to lower interest rates, partially offset by higher invested assets. In addition, membership levels for the first quarter of 2003 were lower than in the corresponding period of 2002, resulting in both lower premiums and medical costs.

Commercial Risk

Commercial Risk premiums decreased approximately $721 million for the three months ended March 31, 2003, when compared to the corresponding period in 2002. This decrease reflects membership reductions, partially offset by premium rate increases on renewing business.

The Commercial Risk medical cost ratio (health care costs divided by premiums) was 72.0% for the three months ended March 31, 2003 compared to 85.7% for the corresponding period in 2002. Per member medical costs for 2003 reflect the favorable development of prior period medical cost estimates of approximately $152 million pretax. Excluding this favorable development, the Commercial Risk medical cost ratio was 77.0% for the three months ended March 31, 2003 (refer to the reconciliation of Commercial Risk health care costs below). This decrease in the medical cost ratio for the first quarter of 2003, compared to the corresponding period in 2002, was the result of per member premium rate increases outpacing per member medical cost increases. The decrease was primarily due to Commercial HMO products and, to a lesser extent, for PPO, POS and Indemnity products. The increase in per member medical costs reflect a moderation in utilization trends, primarily pharmacy and to a lesser extent, inpatient, physician and outpatient services, the lapsing of membership with historically higher than average medical costs, the implementation of contract and benefit design changes (primarily higher co-pays and deductibles) and disease management and case management initiatives.

Three Months Ended
(Millions)	March 31, 2003

Commercial Risk health care costs (included in total health care costs above)	$2,191.3
Adjustments: approximate favorable development of prior period medical cost estimates	152.0

Adjusted Commercial Risk health care costs	$2,343.3

Medicare HMO

Medicare HMO premiums decreased $50 million for the three months ended March 31, 2003, when compared to the corresponding period in 2002. This decrease reflects membership reductions, partially offset by increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services.

Medicare HMO per member medical costs for the first quarter of 2003 reflect favorable development of prior period medical cost estimates of approximately $12 million pretax. Excluding this favorable development, the Medicare HMO medical cost ratio was 84.4% for the three months ended March 31, 2003, compared to 80.5% for the corresponding period in 2002 (refer to the reconciliation of Medicare HMO health care costs below). The medical cost ratio for the first quarter of 2002 reflects lower utilization, when compared to the first quarter of 2003, and a small amount of favorable reserve development. The increase in the medical cost ratio reflects per member premium rate increases that were slightly outpaced by increases in per member medical costs due primarily to higher utilization in the first quarter of 2003, compared to the corresponding period in 2002.

Three Months Ended March 31, 2003
(Millions)

Medicare HMO health care costs (included in total health care costs above)	$176.9
Adjustments: approximate favorable development of prior period medical cost estimates	12.0

Adjusted Medicare HMO health care costs	$188.9

Health Care Costs Payable

Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable is estimated periodically, and any resulting adjustments are reflected in current-period operating results within health care costs. Health care costs payable is based on a number of factors, including those derived from historical claim experience. A large portion of health care claims are not submitted to the Company until after the end of the quarter in which services are rendered by providers to members. As a result, an extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of the estimates is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at March 31, 2003 would cause these estimates to change in the near term, and such a change could be material.

Other Revenue

ASC fees for the first quarter of 2003 increased slightly compared to the corresponding period in 2002. This increase reflects an increase in rates, partially offset by lower ASC membership levels.

Net realized capital gains for the first quarter of 2003 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment, partially offset by capital losses resulting from the sale of real estate and the write-down of certain debt securities.

Income Taxes

Health Care’s effective tax rate was 36.0% for the first quarter of 2003 and .1% for the corresponding period in 2002. During the first quarter of 2002, the Company released approximately $20 million of state income tax related reserves as a result of the favorable conclusion of several state tax audits. Excluding this income tax benefit as well as net realized capital gains and amortization of other acquired intangible assets for both periods, the effective tax rate was 36.0% and 31.5% for the three months ended March 31, 2003 and 2002, respectively (refer to reconciliation of numerator and denominator below). Management believes this presents a useful view of the effective tax rate relating to Health Care’s underlying current period business performance. This increase in the effective tax rate for the first quarter of 2003, compared to the corresponding period in 2002, primarily reflects a change in the mix of state income taxes that apply to pretax income in the first quarter of 2003. This mix of state income taxes depends on the states in which the Company’s earnings or losses are incurred in and the level of such earnings or losses, due to differing tax rates and/or limitations of allowed losses in various states.

	Three Months
	Ended March 31,

(Millions)	2003	2002

Numerator:
Income taxes (benefits)	$169.8	$(.1)
Adjustments:
Benefit from state income tax reserve release	—	19.8
Amortization of intangibles	4.5	17.2
Net realized capital gains	(4.7)	(1.6)

Adjusted income taxes	$169.6	$35.3

Demominator:
Income before income tax (benefits) and cumulative effect adjustment	471.7	66.9
Adjustments:
Amortization of intangibles	12.7	49.2
Net realized capital gains	(13.3)	(4.1)

Adjusted income before income tax (benefits) and cumulative effect adjustment	$471.1	$112.0

Membership

Health Care’s membership was as follows:

	March 31, 2003			March 31, 2002

(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Commercial
HMO (1)	3,383	1,420	4,803	4,970	1,370	6,340
POS	97	2,144	2,241	145	2,567	2,712
PPO	747	3,533	4,280	791	3,189	3,980
Indemnity	89	1,402	1,491	129	1,593	1,722

Total Commercial Membership	4,316	8,499	12,815	6,035	8,719	14,754
Medicare HMO	108	—	108	135	—	135
Medicaid HMO	—	108	108	12	143	155

Total Medical Membership	4,424	8,607	13,031	6,182	8,862	15,044

Dental	4,469	6,909	11,378	4,824	7,303	12,127

(1)	Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,021 at March 31, 2003 and 1,270 at March 31, 2002.

Total medical membership as of March 31, 2003 decreased by approximately 2 million members, compared to March 31, 2002, resulting from the Company’s strategic and operational initiatives, including significant price increases and the withdrawal of under-performing Commercial HMO products in certain markets.

Behavioral Health Update

As discussed in Aetna’s 2002 Annual Report on Form 10-K, the Company recognized the final installment of contingent consideration under a long-term strategic provider relationship with Magellan Health Services Inc. (“Magellan”) of approximately $60 million pretax as a capital gain during the second quarter of 2002. This amount was due in February 2003 but was not paid. Magellan filed for protection under Chapter 11 of the Federal Bankruptcy Code on March 11, 2003, and announced plans to reorganize and restructure its financial obligations, including paying the Company $15 million and providing a $45 million interest-bearing note at the conclusion of the bankruptcy proceedings. The Company has extended its agreement with Magellan to continue providing behavioral health services to its members through December 31, 2005 in connection with a new strategic focus for its behavioral health programs designed to optimize service and improve access to care for members through a closer integration of behavioral and medical health care. As part of the agreement, Magellan will establish three dedicated business sites designed solely to serve the Company’s members and focus on clinical and network management. In addition, under the terms of the agreement, the Company may choose to either further extend the contract with Magellan through December 31, 2006 or purchase the dedicated business units on or after December 31, 2005, subject to acceleration in certain circumstances. The agreement is subject to the successful completion of Magellan’s restructuring and other customary conditions. Magellan filed the arrangement with the Court for approval in March 2003. On April 23, 2003, the bankruptcy court approved the agreement, although the approval could be appealed. Approval of other important aspects of Magellan’s restructuring plan are still pending.

Outlook

Refer to “Health Care – Outlook” and “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K regarding important factors that are expected to affect the Company’s 2003 financial performance.

GROUP INSURANCE

Operating Summary

	Three Months Ended March 31,

(Millions)	2003	2002	% Change

Premiums:
Life	$284.2	$265.8	6.9%
Disability	74.0	81.9	(9.6)
Long-term care	17.6	14.9	18.1

Total premiums	375.8	362.6	3.6
Administrative services contract fees	10.9	8.4	29.8
Net investment income	66.0	66.1	(.2)
Other income	.9	1.0	(10.0)
Net realized capital gains	3.8	2.7	40.7

Total revenue	457.4	440.8	3.8

Current and future benefits	353.6	343.5	2.9
Salaries and related benefits	27.1	20.3	33.5
Other operating expenses	25.7	25.8	(.4)

Total benefits and expenses	406.4	389.6	4.3

Income before income taxes	51.0	51.2	(.4)
Income taxes	15.9	16.5	(3.6)

Net income	$35.1	$34.7	1.2%

Net realized capital gains, net of tax (included above)	$2.5	$1.7	47.1%

The table presented below excludes net realized capital gains, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with accounting principles generally accepted in the United States of America. Management believes this provides useful information for the same reason noted above in Health Care.

	Three Months
	Ended March 31,

(Millions)	2003	2002

Operating earnings:
Life products	$27.0	$24.5
Disability and Long-term care products	5.6	8.5

Total Group Insurance operating earnings	32.6	33.0
Adjustments: Net realized capital gains	2.5	1.7

Net income	$35.1	$34.7

Operating earnings for the three months ended March 31, 2003 decreased $.4 million compared to the corresponding period in 2002. This decrease reflects an increase in operating expenses (including salaries and related benefits) primarily reflecting an increase in sales compensation consistent with the Company’s growth strategy. The increase in operating expenses was primarily offset by higher administrative services contract fees and a lower benefit cost ratio (current and future benefits divided by premiums) primarily due to favorable claim experience in Group Life products, partially offset by unfavorable claim experience in Disability products. The benefit cost ratio was 94.1% for the three months ended March 31, 2003, compared to 94.7% for the corresponding period in 2002.

Net realized capital gains for the three months ended March 31, 2003 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. These gains were partially offset by losses on a real estate sale.

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products increased compared to first quarter of 2002. This increase is primarily due to a lower benefit cost ratio resulting from favorable claim experience discussed above, partially offset by an increase in operating expenses, including salaries and related benefits.

Disability and Long-term care Products

Disability and Long-term care products consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the costs of care in private home settings, adult day care, assisted living or nursing facilities. Operating earnings decreased primarily due to an increase in the combined benefit cost ratio resulting from unfavorable Disability claim experience and an increase in operating expenses, including salaries and related benefits. The decrease in operating earnings was partially offset by an increase in administrative services contract fees.

Membership

Group Insurance’s membership was as follows:

(Thousands)	March 31, 2003	March 31, 2002

Life products	9,384	9,396
Disability products	2,192	2,305
Long-term care products	197	174

Total	11,773	11,875

Total Group Insurance membership as of March 31, 2003 decreased by 102,000 members when compared to March 31, 2002. Group Insurance lapses increased by 344,000 for the first quarter of 2003, compared to lapses in the corresponding period in 2002. This was partially offset by an increase of 58,000 in sales for the three months ended March 31, 2003, compared to sales in the corresponding period in 2002.

Outlook

Refer to “Group Insurance-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K for information regarding important factors that are expected to affect the Company’s 2003 financial performance.

LARGE CASE PENSIONS

Operating Summary

	Three Months Ended March 31,

(Millions)	2003	2002	% Change

Premiums	$41.8	$59.3	(29.5)%
Net investment income	144.2	175.5	(17.8)
Other income	3.7	4.7	(21.3)
Net realized capital gains (losses)	4.6	(1.4)	—

Total revenue	194.3	238.1	(18.4)

Current and future benefits	174.0	224.1	(22.4)
Salaries and related benefits	3.8	3.8	—
Other operating expenses	1.3	1.3	—

Total benefits and expenses	179.1	229.2	(21.9)

Income before income taxes	15.2	8.9	70.8
Income taxes	5.4	3.5	54.3

Net income	$9.8	$5.4	81.5%

Net realized capital gains (losses), net of tax (included above)	$3.0	$(.9)	—%

Assets under management: (1)
Fully guaranteed discontinued products	$4,744.2	$5,095.4	(6.9)%
Experience-rated	5,628.6	6,274.5	(10.3)
Nonguaranteed	8,183.7	8,181.8	—

Total assets under management	$18,556.5	$19,551.7	(5.1)%

(1)	Excludes net unrealized capital gains of $533.5 million and $60.2 million at March 31, 2003 and 2002, respectively.

Results

Large Case Pensions’ net income for the three months ended March 31, 2003 increased $4 million compared with the corresponding period in 2002. Excluding net realized capital gains of approximately $3 million for the first quarter of 2003 and losses of approximately $1 million for corresponding period in 2002, operating earnings were approximately $7 million at March 31, 2003 and approximately $6 million at March 31, 2002. Management believes excluding net realized capital gains and losses to arrive at operating earnings provides useful information for the same reason noted above in Health Care.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended March 31,

(Millions)	2003	2002

Scheduled contract maturities and benefit payments (1)	$183.6	$177.5
Contractholder withdrawals other than scheduled contract maturities and benefit payments	19.1	56.3
Participant-directed withdrawals	12.8	5.0

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Outlook

Refer to “Large Case Pensions-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K regarding important factors that are expected to affect the Company’s 2003 financial performance.

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

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold and any other-than-temporary impairments. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain will occur on some contracts if an annuitant retires later than expected (a loss if an annuitant retires earlier than expected).

The results of discontinued products were as follows:

	Three Months Ended March 31,

(Millions)	2003	2002

Interest (deficit) margin (1)	$(5.6)	$.3
Net realized capital gains (losses)	22.9	(19.2)
Interest earned on receivable from continuing products	4.5	4.3
Other, net	13.8	6.1

Results of discontinued products, after tax	$35.6	$(8.5)

Results of discontinued products, pretax	$54.2	$(13.3)

Net realized capital gains (losses) from bonds, after tax (included above)	$13.8	$(16.1)

(1)	The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

The net realized capital gain for the first quarter of 2003 is due primarily to gains on the sale of debt securities in a declining interest rate environment and also the sale of an equity investment, partially offset by the write-down of certain debt securities. The net realized capital loss for the first quarter 2002 is due primarily to sales and the write-down of certain debt securities partially offset by capital gains reflecting the Company’s rebalancing of its investment portfolio in a declining interest rate environment.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $362 million at March 31, 2003 and $357 million at December 31, 2002, net of related deferred taxes payable.

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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2003 was as follows (pretax):

(Millions)

Reserve at December 31, 2002	$902.9
Operating loss	(1.5)
Net realized capital gains	35.2
Mortality and other	20.5

Reserve at March 31, 2003	$957.1

     The discontinued products investment portfolio is as follows:

(Millions)	March 31, 2003		December 31, 2002

Class	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,165.1	62.6%	$3,481.0	68.4%
Loaned securities	188.2	3.7	167.1	3.3

Total debt securities	3,353.3	66.3	3,648.1	71.7
Mortgage loans	652.1	12.9	763.2	15.0
Investment real estate	98.0	1.9	95.0	1.9
Equity securities	48.3	1.0	73.4	1.4
Other (1)	903.9	17.9	505.7	10.0

Total	$5,055.6	100.0%	$5,085.4	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $69.8 million at March 31, 2003 and $68.3 million at December 31, 2002, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products were as follows:

	Three Months Ended March 31,

(Millions)	2003	2002

Scheduled contract maturities, settlements and benefit payments	$151.6	$193.7
Participant-directed withdrawals	.1	1.0

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s long-term and short-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $17 million for the three months ended March 31, 2003 and $19 million for the corresponding period in the prior year. The decrease in interest expense is primarily a result of interest rate swaps entered into in December 2001 and 2002.

Outlook

Refer to “Corporate Interest-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K regarding important factors that are expected to affect the Company’s 2003 financial performance.

SEVERANCE AND FACILITIES CHARGES

Third Quarter 2002 Severance and Facilities Charge

In the third quarter of 2002, the Company recorded a severance and facilities charge of $89 million pretax ($58 million after tax) relating to the implementation of ongoing initiatives intended to improve the Company’s overall future performance. These initiatives included further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge included $53 million after tax for severance activities relating to the planned elimination of approximately 2,750 employee positions (primarily customer service, plan sponsor services, patient management, sales, network management and Group Insurance) and $5 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the third quarter 2002 charge are expected to be completed by September 30, 2003.

As a result of these actions, the Company eliminated 207 positions and vacated certain leased facilities and used approximately $8.3 million pretax of reserves in the first three months of 2003. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

Fourth Quarter 2002 Severance and Facilities Charge

In the fourth quarter of 2002, the Company recorded a severance and facilities charge of $45 million pretax ($29 million after tax) relating to the implementation of ongoing initiatives that are intended to improve the Company’s overall future performance. The initiatives included further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge included $20 million after tax for severance activities relating to the planned elimination of approximately 680 employee positions (primarily customer service, information technology and Group Insurance related positions) and $9 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the fourth quarter 2002 charge are expected to be completed by December 31, 2003.

As a result of these actions, the Company eliminated 42 positions and used approximately $.8 million pretax of reserves in the first three months of 2003. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	March 31, 2003	December 31, 2002

Debt securities available for sale	$13,630.4	$13,379.1
Loaned securities	750.7	948.2

Total debt securities	14,381.1	14,327.3
Mortgage loans	1,503.0	1,773.2
Equity securities	68.5	93.2
Other investment securities	412.7	605.3
Investment real estate	331.8	308.8
Other (1)	1,969.8	1,790.5

Total investments	$18,666.9	$18,898.3

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $754.4 million at March 31, 2003 and $747.5 million at December 31, 2002 included in long-term investments on the Consolidated Balance Sheets.

Debt and Equity Securities

Debt securities represented 77% at March 31, 2003 and 76% at December 31, 2002 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	March 31, 2003	December 31, 2002

Supporting discontinued products	$3,353.3	$3,648.1
Supporting experience-rated products	2,360.8	2,303.2
Supporting remaining products	8,667.0	8,376.0

Total debt securities (1)	$14,381.1	$14,327.3

(1)	Total debt securities include “Below Investment Grade” Securities of $827 million at March 31, 2003, and $736 million at December 31, 2002, of which 27% at March 31, 2003 and 22% at December 31, 2002 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $903 million (comprised of gross unrealized capital gains of $956 million and gross unrealized capital losses of $53 million) at March 31, 2003 compared with net unrealized capital gains of $859 million (comprised of gross unrealized capital gains of $949 million and gross unrealized capital losses of $90 million) at December 31, 2002. Of the net unrealized capital gains at March 31, 2003, $304 million relate to assets supporting discontinued products and $168 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2002, $295 million relate to assets supporting discontinued products and $159 million relate to experience-rated products.

Equity securities reflect net unrealized capital gains of $7 million (comprised of gross unrealized capital gains of $8 million and gross unrealized capital losses of $1 million) at March 31, 2003 compared with net unrealized capital gains of $2 million (comprised of gross unrealized capital gains of $7 million and gross unrealized capital losses of $5 million) at December 31, 2002.

If management believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized capital loss in Shareholders’ Equity, and if the decline is “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is recorded in the Consolidated Statement of Income consistent with the guidance of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s impairment analysis is discussed in more detail in “MD&A — Total Investments” in Aetna’s 2002 Annual Report on Form 10-K.

At March 31, 2003 and December 31, 2002, the Company had no individually material unrealized losses on debt or equity securities which could have a material impact on the Company’s results of operations.

Capital Gains and Losses

For the three months ended March 31, 2003, net realized capital gains were $22 million ($14 million after tax) and included net investment write-downs from other-than-temporary impairments of $6 million ($4 million after tax). The majority of these impairments were taken in the energy sector. For the three months ended March 31, 2002, net realized capital gains were $5 million ($3 million after tax) and included net investment write-downs from other-than-temporary impairments of $22 million ($14 million after tax). In 2002, the majority of these impairments were taken in the telecommunications sector as the market values and assets of telecommunication companies declined precipitously, resulting in the bankruptcy of numerous companies. The factors contributing to the impairment losses recognized during the three months ended March 31, 2003 and 2002 did not impact other material investments held at the time. The Company had no individually material realized losses on debt or equity securities that materially impacted the Company’s results of operations during the three months ended March 31, 2003 or 2002.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	March 31, 2003	December 31, 2002

Supporting discontinued products	$652.1	$763.2
Supporting experience-rated products	281.7	387.6
Supporting remaining products	569.2	622.4

Total mortgage loans	$1,503.0	$1,773.2

During the first three months of 2003, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 8% of the Company’s total invested assets at March 31, 2003 and 9% at December 31, 2002.

Problem, restructured and potential problem loans included in mortgage loans were $50 million at March 31, 2003 and $51 million at December 31, 2002, of which 82% at March 31, 2003 and December 31, 2002 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $11 million at March 31, 2003 and December 31, 2002.

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

The risks associated with investments supporting experience-rated pension and annuity products in the Large Case Pensions business are assumed by those contractholders and not by the Company (subject to, among other things, certain minimum guarantees). Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses (refer to “Large Case Pensions - Discontinued Products”).

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of March 31, 2003. Refer to Aetna’s 2002 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

Cash flows used for operating activities were approximately $39 million for the three months ended March 31, 2003 and reflect the impact of changes in insurance reserves related to the Large Case Pensions business segment of approximately $70 million which are included in operating activities but are funded from sales of investments. Uses of operating cash reflect the payment of approximately $180 million from estimated reserves the Company held at December 31, 2002 for members which lapsed at that date. This was partially offset by the collection of an estimated $30 million of premiums receivable at December 31, 2002 for these lapsed members. Cash flows used for operating activities also reflect approximately $68 million for payments related to severance and facilities reserves. Refer to the “Consolidated Statements of Cash Flows” for additional information.

Dividends

Aetna intends to pay an annual dividend of $.04 per common share, payable in the fourth quarter of each year. Aetna’s Board of Directors (the “Board”) will review the Company’s common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are the Company’s results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

At March 31, 2003, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. There were no short-term borrowings outstanding during the first quarter of 2003. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 18.8% at March 31, 2003. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

Common Stock Transactions

On June 28, 2002, the Board authorized a share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million). Following this authorization, the Company has repurchased approximately 1.8 million shares of common stock at a cost of approximately $75 million (approximately .3 million shares of common stock at a cost of approximately $14 million were repurchased during the first quarter of 2003). Also, during the first quarter of 2003, the Company issued approximately 2.2 million shares of common stock for benefit plans, including approximately 1.8 million shares related to stock option exercises.

For the first quarter of 2003, the Company had weighted average common shares, including common share equivalents, of approximately 155 million (refer to Note 3 of Condensed Notes to Consolidated Financial Statements).

Financing Obligations

The Company’s financing obligations generally include debt, lease payment obligations and commitments to fund certain of its investments in equity limited partnership investments and commercial mortgage loans. At March 31, 2003, payments required by the Company, through 2007, relating to these financing obligations are as follows:

		Years Ended December 31,
	Nine Months Ended
(Millions)	December 31, 2003	2004	2005	2006	2007

Long-term debt (1)	$78.9	$128.1	$128.1	$550.4	$94.9
Noncancelable leases	142.1	147.5	112.1	81.8	67.6
Funding requirements for equity limited partnership investments	106.5	50.8	31.6	30.0	14.4
Funding requirements for commercial mortgage loans	81.2	—	—	—	—

Total	$408.7	$326.4	$271.8	$662.2	$176.9

(1)	The interest payments for each of the periods presented does not consider the Company’s interest rate swap agreements.

Noncancelable lease payments in the table above include approximately $8 million in 2003 declining to approximately $7 million in 2007 relating to a leasing program with an independent third party grantor trust primarily for the lease of a corporate aircraft and certain office furniture. For the first quarter of 2003, this arrangement was classified as an operating lease under existing accounting requirements, and therefore the related assets and liabilities are not included in the Company’s Consolidated Balance Sheet. Beginning with the third quarter of 2003, the Company will consolidate this entity in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (refer to Note 2 of Condensed Notes to Consolidated Financial Statements for more information).

The Company also uses derivative instruments, generally limited to hedging purposes, principally consisting of interest rate swap agreements, forward contracts and futures contracts. These derivative instruments are not expected to materially affect the near-term financial position or cash flows of the Company. Refer to “Total Investments - Risk Management and Market-Sensitive Investments” for more information.

Other than as noted above, the Company does not have any material off-balance sheet arrangements, trading activities involving non-exchange traded contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with the Company or the Company’s related parties.

CRITICAL ACCOUNTING POLICIES

Refer to “Critical Accounting Policies” in Aetna’s 2002 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

NEW ACCOUNTING STANDARDS

Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

REGULATORY ENVIRONMENT

Refer to “Regulatory Environment” in Aetna’s 2002 Annual Report on Form 10-K for information on regulation of the Company.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The “Forward-Looking Information/Risk Factors” portion of Aetna’s 2002 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company’s business.

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

In April 2003, an evaluation of the effectiveness of the Company’s disclosure controls and procedures was conducted under the supervision of, and reviewed by, the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there have been no significant changes in the Company’s internal controls or in other factors (including any corrective actions with regard to significant deficiencies or material weaknesses in the Company’s internal controls) that could significantly affect those controls subsequent to the April 2003 evaluation. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer following the signature page of this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Managed Care Class Action Litigation

Since 1999, Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”) have been involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies (the “Managed Care Class Action Litigation”).

The Judicial Panel on Multi-district Litigation has transferred all of the federal actions, including several actions originally filed in state courts, to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The Florida Federal Court has divided these cases into two tracks – one for cases brought on behalf of subscribers (collectively, the “Subscriber Cases”) and the other for cases brought on behalf of health care providers (collectively, the “Provider Cases”).

Twelve Subscriber Cases currently are pending in the Florida Federal Court. The Subscriber Cases seek various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and seek similar relief under common law theories and/or state unfair trade statutes. Each of former Aetna (one of the Company’s predecessors), the Company (including certain health maintenance organizations that Aetna acquired from Prudential) and Richard L. Huber (the former chairman of former Aetna) are named as defendants in one or more of the Subscriber Cases. The Subscriber Case complaints allege generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. Certain Subscriber Cases also contain charges relating to the disclosure and determination of usual, customary and reasonable charges for claims and related claims payment practices.

On September 26, 2002, the Florida Federal Court denied the plaintiffs’ motion to certify a class for the Subscriber Cases. Merits discovery on the Subscriber Cases commenced in September 2002, and the Florida Federal Court has scheduled trial for the Subscriber Cases commencing September 22, 2003. The Company intends to continue to defend the Subscriber Cases vigorously.

Thirteen Provider Cases currently are pending in the Florida Federal Court, and similar actions are pending in Louisiana and Florida state courts. The Provider Cases allege generally that the Company and each of the other defendant managed care organizations employ coercive economic power to force physicians to enter into economically unfavorable contracts, impose unnecessary administrative burdens on providers and improperly deny claims in whole or in part, and that the defendants do not pay claims timely or do not pay claims at proper rates. The Provider Cases further charge that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. In addition, a Provider Case brought on behalf of the American Dental Association alleges improper disclosure and determination of usual, customary and reasonable charges for dental claims and related claims payment practices. The Provider Cases allege violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

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

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome, including any negotiated resolution, could be material to the Company.

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

Item 5. Other Information

(a)  NAIC IRIS Ratios

The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information Systems (“IRIS”) ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios, and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges are subject to increased regulatory oversight. None of Aetna Inc.’s significant insurance subsidiaries had more than three IRIS ratios that were outside of the NAIC usual ranges for 2002.

(b)  Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

		Years Ended December 31,
	Three Months Ended
Aetna Inc.	March 31, 2003	2002	2001	2000	1999	1998

Ratio of Earnings to Fixed Charges	13.86	4.06	(0.73)	0.89	3.31	3.89
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	13.86	4.06	(0.73)	0.89	2.81	2.87

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna, one of the Company’s predecessors, have been included for purposes of this calculation for the years ending December 31, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

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

Pretax loss from continuing operations used in calculating the ratio for the year ended December 31, 2001 reflects a severance and facilities charge of $193 million. The ratio for the year ended December 31, 2000 reflects a goodwill write-off of $310 million, a severance and facilities charge of $143 million and $58 million of change-in control related payments and other costs required to effect the spin-off of the Company from former Aetna, one of the Company’s predecessors. Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0 was approximately $379 million and $39 million in 2001 and 2000, respectively.

(c)  Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) follow:

Rating Agencies

Moody’s
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s

Aetna Inc. (senior debt)
February 27, 2003	*	BBB+	Baa3	BBB
April 23, 2003 (1)	*	BBB+	Baa3	BBB

Aetna Inc. (commercial paper)
February 27, 2003	*	F2	P3	A2
April 23, 2003 (1)	*	F2	P3	A2

ALIC (financial strength)
February 27, 2003	A-	A+	A3	A-
April 23, 2003 (1)	A-	A+	A3	A-

*	Nonrated by the agency.

(1)	A.M. Best has the ALIC rating on outlook-positive. Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-stable. Moody’s has the Aetna Inc. senior debt and commercial paper and ALIC ratings on outlook-positive. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2003 and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 for Aetna Inc.

	(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 23, 2003.

(b)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc. Registrant

Date April 24, 2003	By	/s/ Ronald M. Olejniczak Ronald M. Olejniczak Vice President and Controller

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

Date: April 24, 2003	/s/ John W. Rowe

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

Date: April 24, 2003	/s/ Alan M. Bennett

Alan M. Bennett Chief Financial Officer

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2003 and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 23, 2003.