Form 10-Q
period 2003-06-30
AETNA INC /PA/
filed 2003-07-31
CIK 1122304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[✓]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarterly period ended June 30, 2003.

Or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-16095

Aetna Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

151 Farmington Avenue	06156
Hartford, Connecticut	(ZIP Code)
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

Yes [✓]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	153,878,770

(Class)	Shares Outstanding at June 30, 2003

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Accountants’ Review Report
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
AMENDED AND RESTATED ARTICLES OF INCORPORATION
AMENDED AND RESTATED BY-LAWS OF AETNA INC.
AMENDMENT TO EMPLOYMENT AGREEMENT
LETTER AGREEMENT
STATEMENT RE: COMPUTATION OF RATIOS
LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Millions, except per common share data)	2003	2002	2003	2002

Revenue:
Health care premiums	$3,276.1	$3,817.5	$6,545.1	$7,862.3
Other premiums	424.4	411.5	842.0	833.4
Administrative services contract fees	471.2	462.6	946.7	927.2
Net investment income	273.3	318.2	549.3	635.6
Other income	6.4	9.0	13.1	19.6
Net realized capital gains	14.6	45.4	36.3	50.8

Total revenue	4,466.0	5,064.2	8,932.5	10,328.9

Benefits and expenses:
Health care costs	2,553.4	3,189.7	4,921.3	6,637.9
Current and future benefits	525.9	555.0	1,053.5	1,122.6
Operating expenses:
Salaries and related benefits	542.8	553.2	1,107.4	1,110.6
Other	582.3	507.7	1,038.1	1,023.0
Interest expense	25.5	31.2	51.4	60.5
Amortization of other acquired intangible assets	12.7	49.1	25.4	98.3
Reduction of reserve for anticipated future losses on discontinued products	—	(8.3)	—	(8.3)
Severance and facilities charge	—	27.0	—	27.0

Total benefits and expenses	4,242.6	4,904.6	8,197.1	10,071.6

Income from continuing operations before income taxes (benefits)	223.4	159.6	735.4	257.3
Income taxes (benefits):
Current	94.5	36.7	287.9	58.2
Deferred	(9.5)	14.7	(20.9)	2.9

Total income taxes	85.0	51.4	267.0	61.1

Income from continuing operations	138.4	108.2	468.4	196.2
Income from discontinued operations, net of tax	—	—	—	50.0

Income before cumulative effect adjustment	138.4	108.2	468.4	246.2
Cumulative effect adjustment, net of tax (Note 4)	—	—	—	(2,965.7)

Net income (loss)	$138.4	$108.2	$468.4	$(2,719.5)

Earnings per common share:
Basic:
Income from continuing operations	$.90	$.73	$3.08	$1.34
Income from discontinued operations, net of tax	—	—	—	.34

Income before cumulative effect adjustment	.90	.73	3.08	1.68
Cumulative effect adjustment, net of tax	—	—	—	(20.18)

Net income (loss)	$.90	$.73	$3.08	$(18.50)

Diluted:
Income from continuing operations	$.87	$.70	$2.98	$1.30
Income from discontinued operations, net of tax	—	—	—	.33

Income before cumulative effect adjustment	.87	.70	2.98	1.63
Cumulative effect adjustment, net of tax	—	—	—	(19.61)

Net income (loss)	$.87	$.70	$2.98	$(17.98)

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions, except share data)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,866.5	$1,802.9
Investment securities	14,543.8	14,013.5
Other investments	266.6	358.0
Premiums receivable, net	372.5	392.0
Other receivables, net	308.8	286.2
Accrued investment income	220.2	214.3
Collateral received under securities loan agreements	828.2	969.0
Loaned securities	811.3	948.2
Deferred income taxes	251.6	311.3
Other current assets	195.4	163.9

Total current assets	19,664.9	19,459.3

Long-term investments	1,756.4	1,754.9
Mortgage loans	1,348.4	1,514.9
Investment real estate	312.2	308.8
Reinsurance recoverables	1,226.2	1,251.8
Goodwill, net	3,618.4	3,618.4
Other acquired intangible assets, net	521.5	546.9
Property and equipment, net	226.9	244.8
Deferred income taxes	399.2	472.5
Other long-term assets	334.2	211.0
Separate Accounts assets	11,169.9	10,664.2

Total assets	$40,578.2	$40,047.5

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,904.4	$2,194.1
Future policy benefits	688.1	778.1
Unpaid claims	632.8	590.0
Unearned premiums	133.2	184.1
Policyholders’ funds	1,211.7	1,072.2
Collateral payable under securities loan agreements	828.2	969.0
Income taxes payable	242.6	322.5
Accrued expenses and other current liabilities	1,698.0	1,608.8

Total current liabilities	7,339.0	7,718.8

Future policy benefits	8,334.2	8,333.3
Unpaid claims	1,182.6	1,177.8
Policyholders’ funds	1,590.1	1,867.3
Long-term debt	1,640.4	1,633.2
Other long-term liabilities	1,624.9	1,672.9
Separate Accounts liabilities	11,169.9	10,664.2

Total liabilities	32,881.1	33,067.5

Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 752,953,322 shares authorized, 153,878,770 shares issued and outstanding in 2003; 756,277,772 shares authorized, 149,966,082 shares issued and outstanding in 2002)	4,162.9	4,070.9
Accumulated other comprehensive loss	(313.7)	(470.4)
Retained earnings	3,847.9	3,379.5

Total shareholders’ equity	7,697.1	6,980.0

Total liabilities and shareholders’ equity	$40,578.2	$40,047.5

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
			Income (Loss)
		Common
		Stock and		Foreign
		Additional	Unrealized	Currency	Derivative	Minimum
		Paid-in	Gains (Losses)	Gains	Gains	Pension	Retained
(Millions, except share data) Six Months Ended June 30, 2003	Total	Capital	on Securities	(Losses)	(Losses)	Liability	Earnings

Balances at December 31, 2002	$6,980.0	$4,070.9	$282.0	$5.5	$(2.7)	$(755.2)	$3,379.5
Comprehensive income:
Net income	468.4						468.4
Other comprehensive income, net of tax:
Net unrealized gains on securities ($235.7 pretax) (1)	153.2		153.2
Net foreign currency gains ($4.9 pretax)	3.2			3.2
Net derivative gains ($.5 pretax)	.3				.3

Other comprehensive income	156.7

Total comprehensive income	625.1

Common shares issued for benefit plans (7,237,138 shares)	281.2	281.2
Repurchase of common shares (3,324,450 shares)	(189.2)	(189.2)

Balances at June 30, 2003	$7,697.1	$4,162.9	$435.2	$8.7	$(2.4)	$(755.2)	$3,847.9

Six Months Ended June 30, 2002

Balances at December 31, 2001	$9,890.3	$3,913.8	$66.6	$5.0	$(3.1)	$—	$5,908.0
Comprehensive loss:
Net loss	(2,719.5)						(2,719.5)
Other comprehensive income, net of tax:
Net unrealized gains on securities ($17.6 pretax) (1)	11.4		11.4
Net foreign currency gains ($1.5 pretax)	1.0			1.0
Net derivative gains ($.3 pretax)	.2				.2

Other comprehensive income	12.6

Total comprehensive loss	(2,706.9)

Common shares issued for benefit plans (8,196,231 shares)	268.1	268.1
Repurchase of common shares (2,120,431 shares)	(104.3)	(104.3)

Balances at June 30, 2002	$7,347.2	$4,077.6	$78.0	$6.0	$(2.9)	$—	$3,188.5

(1) Net of reclassification adjustments (Refer to Note 6).

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

(Millions)	2003	2002

Cash flows from operating activities:
Net income (loss)	$468.4	$(2,719.5)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cumulative effect adjustment	—	2,965.7
Income from discontinued operations	—	(50.0)
Severance and facilities charge	—	27.0
Physician class action settlement charge	115.4	—
Amortization of other acquired intangible assets	25.4	98.3
Depreciation and other amortization	74.8	81.6
Amortization (accretion) of net investment premium (discount)	24.7	(5.0)
Net realized capital gains	(36.3)	(50.8)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(5.9)	8.7
Decrease in premiums due and other receivables	53.1	199.7
Net change in income taxes	(41.1)	11.1
Net change in other assets and other liabilities	(254.0)	(27.6)
Net decrease in health care and insurance liabilities	(474.7)	(780.4)
Other, net	(34.3)	18.8

Net cash used for operating activities	(84.5)	(222.4)

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	7,322.3	7,541.1
Equity securities	46.6	216.6
Mortgage loans	378.2	191.6
Investment real estate	15.9	3.8
Other investments	1,437.0	1,710.1
Cost of investments in:
Debt securities available for sale	(7,447.8)	(7,300.0)
Equity securities	(4.1)	(118.5)
Mortgage loans	(101.3)	(106.0)
Investment real estate	(33.0)	(12.4)
Other investments	(1,203.8)	(1,647.3)
Increase in property and equipment	(67.1)	(69.0)

Net cash provided by investing activities	342.9	410.0

Cash flows from financing activities:
Deposits and interest credited for investment contracts	55.9	69.4
Withdrawals of investment contracts	(270.3)	(280.8)
Repayment of short-term debt	—	(109.7)
Common shares issued under benefit plans	208.8	215.0
Common shares repurchased	(189.2)	(104.3)

Net cash used for financing activities	(194.8)	(210.4)

Net increase (decrease) in cash and cash equivalents	63.6	(22.8)
Cash and cash equivalents, beginning of period	1,802.9	1,398.2

Cash and cash equivalents, end of period	$1,866.5	$1,375.4

Supplemental cash flow information:
Interest paid	$52.0	$59.2
Income taxes paid	314.7	50.8

See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Basis of Presentation

The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). As of June 30, 2003, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor, under an administrative services contract, and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service, preferred provider organization and indemnity benefit products. Group Insurance includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions includes certain discontinued products (refer to Note 8 for additional information).

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

New Accounting Standards

Accounting and Disclosure of Guarantees

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), modifying the recognition and disclosure requirements of a company’s guarantee arrangements. Effective January 1, 2003, FIN 45 requires a company that modifies existing or enters into guarantee arrangements to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires disclosure of all guarantees, regardless of when the guarantee originated, effective December 31, 2002 (Refer to Note 20 of Notes to Consolidated Financial Statements in Aetna’s 2002 Annual Report on Form 10-K). The adoption of the accounting provisions of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard, effective for actions initiated after December 31, 2002, supercedes previous accounting guidance and requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of FAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

Accounting for Variable Interest Entities (“VIEs”)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation requires a company to consolidate a VIE (formerly referred to as a special purpose entity) if the entity meets certain criteria and the company is considered the primary beneficiary of the VIE (e.g., a direct or indirect ability to make significant decisions of that entity or the obligation to absorb a majority of the entity’s expected losses or gains). FIN 46 also requires additional disclosure of an entity’s relationship with a VIE. The consolidation provisions of this interpretation are required for all VIEs created after January 31, 2003. For VIEs in existence prior to January 31, 2003, the consolidation provisions of FIN 46 are effective beginning July 1, 2003.

As of June 30, 2003, the Company had a leasing program with an independent third-party grantor trust, primarily for the lease of a corporate aircraft and certain office furniture. For the first six months of 2003, this arrangement was classified as an operating lease under existing accounting requirements, and therefore the related assets and liabilities are not included in the Company’s Consolidated Balance Sheet. Management is assessing alternatives with regard to restructuring this lease. However, the Company will consolidate this entity in accordance with FIN 46 if the lease, as currently structured, remains in effect.

Accounting for Derivatives

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, which amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Instruments.” FAS No. 149, is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. FAS No. 149 amends and clarifies the definition of a derivative, expands the nature of exemptions from FAS No. 133, clarifies the application of hedge accounting when using certain instruments, clarifies the application of FAS No. 133 to embedded derivatives and modifies the cash flow presentation of derivative instruments containing financing elements. The implementation of FAS No. 149 is not expected to have a material effect on the Company’s financial position or results of operations.

Stock-Based Compensation

At June 30, 2003, the Company had various stock-based employee incentive plans, which are described more fully in Note 14 in Aetna’s 2002 Annual Report on Form 10-K. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table illustrates the pro forma net income (loss) and pro forma earnings (loss) per share as if the Company had applied the fair value based method of accounting to all awards of stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(Millions, except per common share data)	2003	2002	2003	2002

Net income (loss), as reported	$138.4	$108.2	$468.4	$(2,719.5)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	7.5	7.6	22.1	10.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19.4)	(15.7)	(43.5)	(25.3)

Pro forma net income (loss)	$126.5	$100.1	$447.0	$(2,734.6)

Earnings (loss) per common share:
Basic – as reported	$.90	$.73	$3.08	$(18.50)
Basic – pro forma	.83	.67	2.94	(18.61)
Diluted – as reported	.87	.70	2.98	(17.98)
Diluted – pro forma	.79	.65	2.85	(18.10)

3.	Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2003 and 2002 is as follows:

Three Months Ended June 30,	Income	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

2003
Basic EPS:
Income from continuing operations	$138.4	153.2	$.90

Effect of dilutive securities:
Stock options and other (1)		6.4

Diluted EPS:
Income from continuing operations and assumed conversions	$138.4	159.6	$.87

2002
Basic EPS:
Income from continuing operations	$108.2	148.9	$.73

Effect of dilutive securities:
Stock options and other (2)		5.9

Diluted EPS:
Income from continuing operations and assumed conversions	$108.2	154.8	$.70

(1)	Options to purchase shares of common stock for the three months ended June 30, 2003 of 14 thousand shares (with exercise prices ranging from $57.07 to $64.20) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the three months ended June 30, 2002 of .4 million shares (with exercise prices ranging from $47.02 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

Six Months Ended June 30,	Income	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

2003
Basic EPS:
Income from continuing operations	$468.4	152.1	$3.08

Effect of dilutive securities:
Stock options and other (1)		5.1

Diluted EPS:
Income from continuing operations and assumed conversions	$468.4	157.2	$2.98

2002
Basic EPS:
Income from continuing operations	$196.2	147.0	$1.34

Effect of dilutive securities:
Stock options and other (2)		4.3

Diluted EPS:
Income from continuing operations and assumed conversions	$196.2	151.3	$1.30

(1)	Options to purchase shares of common stock for the six months ended June 30, 2003 of .3 million shares (with exercise prices ranging from $49.64 to $64.20) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the six months ended June 30, 2002 of 7.2 million shares (with exercise prices ranging from $41.52 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

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

Other acquired intangible assets at June 30, 2003 and December 31, 2002 were as follows:

		Accumulated		Amortization
June 30, 2003 (Millions)	Cost	Amortization	Net Balance	Period (Years)

Other acquired intangible assets:
Provider networks	$677.2	$183.3	$493.9	20 - 25
Customer lists	919.0	891.6	27.4	5 - 7
Other	69.2	69.0	.2	3 - 5

Total other acquired intangible assets	$1,665.4	$1,143.9	$521.5

December 31, 2002

Other acquired intangible assets:
Provider networks	$677.2	$169.3	$507.9	20 - 25
Customer lists	919.0	880.2	38.8	5 - 7
Other	69.2	69.0	.2	3 - 5

Total other acquired intangible assets	$1,665.4	$1,118.5	$546.9

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2004	$42.5
2005	29.4
2006	27.8
2007	27.8
2008	27.8

5.	Investments

Investment securities at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
(Millions)	2003	2002

Debt securities available for sale	$14,270.1	$13,379.1
Equity securities	33.9	29.1
Other investment securities	239.8	605.3

Total investment securities	$14,543.8	$14,013.5

Net investment income includes amounts related to experience-rated contractholders of $42 million and $50 million for the three months ended June 30, 2003 and 2002, respectively, and $85 million and $103 million for the six months ended June 30, 2003 and 2002, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains related to experience-rated contractholders of $18 million for the three months ended June 30, 2003 and $31 million and $3 million for the six months ended June 30, 2003 and 2002, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds. For the three months ended June 30, 2002, there were no net realized capital gains (losses) related to experience-rated contractholders.

6.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Six Months
	Ended June 30,

(Millions)	2003	2002

Net unrealized holding gains arising during the period (1)	$168.9	$21.7
Less: reclassification adjustment for gains and other items included in net income (loss) (2)	15.7	10.3

Net unrealized gains on securities	$153.2	$11.4

(1)	Pretax unrealized holding gains arising during the period were $259.8 million and $33.4 million for the six months ended June 30, 2003 and 2002, respectively.

(2)	Pretax reclassification adjustments for gains and other items included in net income (loss) were $24.1 million and $15.8 million for the six months ended June 30, 2003 and 2002, respectively.

7.	Severance and Facilities Charges

In the third quarter of 2002, the Company recorded an after-tax severance and facilities charge of $58 million ($89 million pretax) related to the implementation of ongoing initiatives intended to improve the Company’s overall future performance (the “Third Quarter 2002 Charge”). These initiatives included further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge consists of two types of costs: those that relate to actions under a plan for the involuntary termination of approximately 2,750 employee positions (primarily customer service, plan sponsor services, patient management, sales, network management and certain Group Insurance related positions), representing $81 million pretax of this charge, and those actions that relate to an exit plan with respect to certain leased facilities representing $8 million pretax of this charge. The facilities portion represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the Third Quarter 2002 Charge are expected to be completed by September 30, 2003. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

In the fourth quarter of 2002, the Company recorded an after-tax severance and facilities charge of $29 million ($45 million pretax) related to the implementation of ongoing initiatives intended to improve the Company’s overall future performance (the “Fourth Quarter 2002 Charge”). These initiatives include further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge consists of two types of costs: those that relate to actions under a plan for the involuntary termination of approximately 680 employee positions (primarily customer service, information technology and certain Group Insurance related positions), representing $31 million pretax of this charge, and those actions that relate to an exit plan with respect to certain leased facilities, representing $14 million pretax of this charge. The facilities portion represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the Fourth Quarter 2002 Charge are expected to be completed by December 31, 2003. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

The activity within the severance and facilities reserves and the related number of positions eliminated were as follows:

	Third Quarter		Fourth Quarter
	2002 Charge		2002 Charge

(Millions)	Reserve	Positions	Reserve	Positions

Balance at December 31, 2002	$16.2	939	$23.4	357
Actions taken (1)	(13.8)	(412)	(10.1)	(116)

Balance at June 30, 2003	$2.4	527	$13.3	241

(1)	Actions taken relating to the Third Quarter 2002 Charge include $8.0 million of severance-related actions and $5.8 million related to vacating certain leased facilities. Actions taken relating to the Fourth Quarter 2002 Charge include $1.7 million of severance-related actions and $8.4 million related to vacating certain leased facilities.

8.	Discontinued Products

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 2003, the receivable from continuing products, net of related deferred taxes payable of $101 million on the accrued interest income, was $366 million. At December 31, 2002, the receivable from continuing products, net of related deferred taxes payable of $96 million on accrued interest income, was $357 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and six months ended June 30, 2003 and 2002 were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended June 30, 2003	Results	Future Losses	Net(1)

Net investment income	$82.7	$—	$82.7
Net realized capital gains	35.5	(35.5)	—
Interest earned on receivable from continuing products	7.0	—	7.0
Other income	2.5	—	2.5

Total revenue	127.7	(35.5)	92.2

Current and future benefits	93.6	(4.0)	89.6
Operating expenses	2.6	—	2.6

Total benefits and expenses	96.2	(4.0)	92.2

Results of discontinued products	$31.5	$(31.5)	$—

Three months ended June 30, 2002

Net investment income	$101.9	$—	$101.9
Net realized capital gains	2.1	(2.1)	—
Interest earned on receivable from continuing products	6.7	—	6.7
Other income	.2	—	.2

Total revenue	110.9	(2.1)	108.8

Current and future benefits	99.8	5.7	105.5
Operating expenses	3.3	—	3.3

Total benefits and expenses	103.1	5.7	108.8

Results of discontinued products	$7.8	$(7.8)	$—

(1)	Amounts are reflected in the June 30, 2003 and 2002 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

		Charged (Credited)
		to Reserve for
Six months ended June 30, 2003	Results	Future Losses	Net(1)

Net investment income	$168.7	$—	$168.7
Net realized capital gains	70.7	(70.7)	—
Interest earned on receivable from continuing products	13.9	—	13.9
Other income	26.1	—	26.1

Total revenue	279.4	(70.7)	208.7

Current and future benefits	188.3	15.0	203.3
Operating expenses	5.4	—	5.4

Total benefits and expenses	193.7	15.0	208.7

Results of discontinued products	$85.7	$(85.7)	$—

Six months ended June 30, 2002

Net investment income	$203.2	$—	$203.2
Net realized capital losses	(27.6)	27.6	—
Interest earned on receivable from continuing products	13.3	—	13.3
Other income	12.6	—	12.6

Total revenue	201.5	27.6	229.1

Current and future benefits	200.6	22.1	222.7
Operating expenses	6.4	—	6.4

Total benefits and expenses	207.0	22.1	229.1

Results of discontinued products	$(5.5)	$5.5	$—

(1)	Amounts are reflected in the June 30, 2003 and 2002 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at June 30, 2003 and December 31, 2002 were as follows (1):

	June 30,	December 31,
(Millions)	2003	2002

Assets:
Debt securities available for sale	$3,465.0	$3,481.0
Equity securities	52.0	73.4
Mortgage loans	669.5	763.2
Investment real estate	95.7	95.0
Loaned securities	166.0	167.1
Other investments (2)	537.0	505.7

Total investments	4,985.2	5,085.4
Collateral received under securities loan agreements	169.4	170.8
Current and deferred income taxes	99.6	94.4
Receivable from continuing products (3)	467.0	453.1

Total assets	$5,721.2	$5,803.7

Liabilities:
Future policy benefits	$4,296.2	$4,361.1
Policyholders’ funds	37.8	82.9
Reserve for anticipated future losses on discontinued products	988.6	902.9
Collateral payable under securities loan agreements	169.4	170.8
Other	229.2	286.0

Total liabilities	$5,721.2	$5,803.7

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $75.0 million and $68.3 million at June 30, 2003 and December 31, 2002, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

At June 30, 2003 and December 31, 2002, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2003 was as follows (pretax):

(Millions)

Reserve at December 31, 2002	$902.9
Operating loss	(4.9)
Net realized capital gains	70.7
Mortality and other	19.9

Reserve at June 30, 2003	$988.6

Management reviews the adequacy of the reserve for anticipated future losses on discontinued products quarterly. The reserve was found to be adequate, and no release or charge was required for the second quarter of 2003. The review in the second quarter of 2002 resulted in the release of $5 million ($8 million pretax) of the reserve for anticipated future losses on discontinued products, primarily due to favorable mortality and retirement experience and certain reductions in administrative expenses, partially offset by lower portfolio returns.

9.	Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains and losses, as of each fiscal quarter end. At June 30, 2003, the Company met its required minimum level of $5.1 billion. The Company is also required to maintain its ratio of consolidated total debt to consolidated earnings as of each fiscal quarter end at or below 3.0. For this purpose, consolidated earnings equals, for the period of four consecutive quarters, net income plus interest expense, income tax expense, depreciation expense, amortization expense, certain excluded charges, the goodwill impairment resulting from the adoption of FAS No. 142, and any extraordinary gains or losses. The Company met this requirement at June 30, 2003. Refer to Aetna’s 2002 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

10.	Capital Stock

On June 28, 2002, the Board authorized a share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million). Under this authorization, the Company has repurchased 4.8 million shares of common stock at a cost of $250 million (3.3 million shares of common stock at a cost of $189 million were repurchased during the six months ended June 30, 2003), completing this share repurchase program. On June 27, 2003, the Board authorized a new share repurchase program for the repurchase of up to 7.5 million shares of common stock (not to exceed an aggregate purchase price of $500 million).

On February 27, 2003, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 5 million stock options to purchase common shares of the Company at $41.88 per share. During the six months ended June 30, 2003, the Company issued 7.2 million shares of common stock under benefit plans (6.7 million shares related to stock option exercises).

Under the Aetna Employee Stock Purchase Plan (the “ESPP”), 6.3 million of the Company’s common shares are reserved at June 30, 2003 for purchase by eligible employees in accordance with the ESPP’s provisions. Contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period. A six-month accumulation period commenced on January 3, 2003 and ended on June 20, 2003. The purchase price for this offering was at a 10% discount from the lesser of the stock’s fair market value on January 3, 2003 or June 20, 2003. For the period ended June 30, 2003, approximately 97,000 shares of common stock were purchased under the ESPP at the purchase price of $38.10 per share. On July 3, 2003, another six-month accumulation period commenced. This accumulation period ends on December 19, 2003 and the purchase price for this offering is at a 10% discount from the lesser of the stock’s fair market value on July 3, 2003 or December 19, 2003.

11.	Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, as calculated at June 30, 2003 the amount of dividends that may be paid through the end of 2003 to Aetna by its domestic insurance and HMO subsidiaries without prior approval by state regulatory authorities is approximately $360 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders. At June 30, 2003, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries, reflecting intercompany eliminations, was $3.9 billion. At December 31, 2002, such surplus was $3.6 billion.

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

13.	Segment Information

Summarized financial information for the Company’s principal operations for the three and six months ended June 30, was as follows:

(Millions)		Group	Large Case	Corporate	Total
Three months ended June 30,	Health Care	Insurance	Pensions	Interest	Company

2003
Revenues from external customers	$3,741.4	$388.9	$47.8	$—	$4,178.1
Net investment income	58.6	68.8	145.9	—	273.3

Total revenue, excluding net realized capital gains	$3,800.0	$457.7	$193.7	$—	$4,451.4

Operating earnings (loss) (1)	$175.7	$35.4	$9.4	$(16.6)	$203.9
Other items (2)	(75.0)	—	—	—	(75.0)
Net realized capital gains, net of tax	5.3	1.1	3.1	—	9.5

Net income (loss)	$106.0	$36.5	$12.5	$(16.6)	$138.4

2002
Revenues from external customers	$4,275.2	$369.9	$55.5	$—	$4,700.6
Net investment income	74.4	68.9	174.9	—	318.2

Total revenue, excluding net realized capital gains (losses)	$4,349.6	$438.8	$230.4	$—	$5,018.8

Operating earnings (loss) (1)	$68.3	$36.3	$6.9	$(20.2)	$91.3
Other items (3)	(17.5)	—	5.4	—	(12.1)
Net realized capital gains (losses), net of tax	28.2	(1.5)	2.3	—	29.0

Net income (loss)	$79.0	$34.8	$14.6	$(20.2)	$108.2

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains or losses and any other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	The other item excluded from operating earnings for the three months ended June 30, 2003 is the $75 million after-tax charge in the Health Care segment related to the Physician Class Action Settlement.

(3)	The other items excluded from operating earnings for the three months ended June 30, 2002 consist of $17.5 million after tax for a severance and facilities charge in the Health Care segment and $5.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

(Millions)		Group	Large Case	Corporate	Discontinued	Total
Six months ended June 30,	Health Care	Insurance	Pensions	Interest	Operations	Company

2003
Revenues from external customers	$7,477.1	$776.5	$93.3	$—	$—	$8,346.9
Net investment income	124.4	134.8	290.1	—	—	549.3

Total revenue, excluding net realized capital gains	$7,601.5	$911.3	$383.4	$—	$—	$8,896.2

Operating earnings (1)	$469.0	$68.0	$16.2	$(33.4)	$—	$519.8
Other items (2)	(75.0)	—	—	—	—	(75.0)
Net realized capital gains, net of tax	13.9	3.6	6.1	—	—	23.6

Net income (loss)	$407.9	$71.6	$22.3	$(33.4)	$—	$468.4

2002
Revenues from external customers	$8,781.1	$741.9	$119.5	$—	$—	$9,642.5
Net investment income	150.2	135.0	350.4	—	—	635.6

Total revenue, excluding net realized capital gains	$8,931.3	$876.9	$469.9	$—	$—	$10,278.1

Operating earnings (1)	$113.0	$69.3	$13.2	$(39.3)	$—	$156.2
Other items (3)	2.3	—	5.4	—	—	7.7
Net realized capital gains, net of tax	30.7	.2	1.4	—	—	32.3

Income (loss) from continuing operations	146.0	69.5	20.0	(39.3)	—	196.2
Income from discontinued operations, net of tax (4)	—	—	—	—	50.0	50.0
Cumulative effect adjustment, net of tax	(2,965.7)	—	—	—	—	(2,965.7)

Net income (loss)	$(2,819.7)	$69.5	$20.0	$(39.3)	$50.0	$(2,719.5)

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains or losses and any other items. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	The other item excluded from operating earnings for the six months ended June 30, 2003 is the $75 million after-tax charge in the Health Care segment related to the Physician Class Action Settlement.

(3)	The other items excluded from operating earnings for the six months ended June 30, 2002 consist of a $19.8 million income tax benefit resulting from the release of state income tax related reserves in connection with the favorable conclusion of several state tax audits and $17.5 million after tax for a severance and facilities charge in the Health Care segment and $5.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

(4)	The Company released $50.0 million of federal income tax reserves resulting from the resolution of several Internal Revenue Service audit issues during the first quarter of 2002 that related to the property and casualty insurance business of one of Aetna’s predecessors.

14.	Commitments and Contingent Liabilities

As discussed in Aetna’s 2002 Annual Report on Form 10-K, the Company recognized the final installment of contingent consideration under a long-term strategic provider relationship with Magellan Health Services Inc. (“Magellan”) of $60 million pretax as a capital gain during the second quarter of 2002. This amount was due in February 2003 but was not paid. Magellan filed for protection under Chapter 11 of the Federal Bankruptcy Code on March 11, 2003, and announced plans to reorganize and restructure its financial obligations, including paying the Company $15 million and providing a $45 million interest-bearing promissory note at the conclusion of the bankruptcy proceedings. The Company has extended its agreement with Magellan to continue providing behavioral health services to the Company’s members through December 31, 2005 in connection with a new strategic focus for its behavioral health programs designed to optimize service and improve access to care for members through a closer integration of behavioral and medical health care. As part of the agreement, Magellan will establish three dedicated business sites designed solely to serve the Company’s members and focus on clinical and network management. In addition, under the terms of the agreement, the Company may choose to either further extend the contract with Magellan through December 31, 2006 or purchase the dedicated business units on or after December 31, 2005, subject to acceleration in certain circumstances. The agreement is subject to the successful completion of Magellan’s restructuring and other customary conditions. On April 23, 2003, the bankruptcy court approved the agreement. Approval of other important aspects of Magellan’s restructuring plan are still pending.

Litigation

Managed Care Class Action Litigation

Since 1999, the Company has been involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies (the “Managed Care Class Action Litigation”).

The Judicial Panel on Multi-district Litigation has transferred all of the federal actions, including several actions originally filed in state courts, to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The Florida Federal Court divided these cases into two tracks – one for cases brought on behalf of subscribers (collectively, the “Subscriber Cases”) and the other for cases brought on behalf of health care providers (collectively, the “Provider Cases”).

The Subscriber Cases sought various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and sought similar relief under common law theories and/or state unfair trade statutes. Each of former Aetna (one of the Company’s predecessors), the Company (including certain health maintenance organizations that Aetna acquired from The Prudential Insurance Company of America (“Prudential”)) and Richard L. Huber (the former chairman of Aetna’s predecessor, former Aetna) were named as defendants in one or more of the Subscriber Cases. The Subscriber Case complaints alleged generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. Certain Subscriber Cases also contained charges relating to the disclosure and determination of usual, customary and reasonable charges for claims and related claims payment practices.

On September 26, 2002, the Florida Federal Court denied the plaintiffs’ motion to certify a class for the Subscriber Cases. In May and June 2003, the Company resolved each of the twelve individual Subscriber Cases for nominal amounts.

Thirteen Provider Cases currently are pending in the Florida Federal Court, and similar actions are pending in Louisiana and Florida state courts. The Provider Cases allege generally that the Company and each of the other defendant managed care organizations employ coercive economic power to force physicians to enter into economically unfavorable contracts, impose unnecessary administrative burdens on providers and improperly deny claims in whole or in part, and that the defendants do not pay claims timely or do not pay claims at proper rates. The Provider Cases further charge that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. In addition, a Provider Case brought on behalf of the American Dental Association makes similar allegations on behalf of a purported class of dentists. The Provider Cases allege violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

The plaintiffs in the Provider Cases generally seek to represent purported nationwide classes and subclasses of physicians, dentists and other providers who currently or formerly provided services to members of the Company and/or Prudential. Certain Provider Cases also purport to bring class actions on behalf of physicians and/or other providers in a particular state, and plaintiffs in cases originally filed in state courts seek to have those cases remanded to state courts for separate trial. On September 26, 2002, the Florida Federal Court issued an order certifying a global RICO class and certain sub-classes in the matter it has designated as the lead physician Provider Case. That order is the subject of a pending appeal before the United States Court of Appeals for the Eleventh Circuit. On May 22, 2003, the Company and representatives of over 700,000 physicians, state and other medical societies announced that they have signed an agreement (the “Physician Settlement Agreement”) settling the action brought by Charles B. Shane, M.D. and others, which has been designated as the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was filed with the Florida Federal Court on May 22, 2003 and preliminarily approved by the Florida Federal Court on June 2, 2003. If finally approved by the Florida Federal Court, the Company anticipates that the Physician Settlement Agreement would result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

In addition to the Subscriber and Provider Cases consolidated before the Florida Federal Court, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against Aetna’s predecessor (former Aetna), Aetna, Aetna Health of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. This action is in the discovery phase, and trial currently is scheduled to begin on December 5, 2003. Defendants intend to continue to defend this action vigorously.

In May and June 2003, three additional Provider Cases were filed on behalf of purported classes of chiropractors and/or all non-physician health care providers, making factual and legal allegations similar to those contained in the other Provider Cases. Each of these new Provider Cases has been conditionally transferred to the Florida Federal Court. The Company intends to defend each of these new Provider Cases vigorously.

Securities Class Action Litigation

Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (“Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York (the “New York Federal Court”). The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. On October 15, 2002, the New York Federal Court heard argument on defendants’ motion to dismiss the Securities Complaint. Defendants intend to continue vigorously defending this action, which is in its preliminary stages.

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome, including any negotiated resolution, could be material to the Company. However, as noted above, if finally approved by the Florida Federal Court, the Company anticipates that the Physician Settlement Agreement would result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians.

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

Independent Accountants’ Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2003, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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
July 29, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries as of June 30, 2003 and December 31, 2002 and its results of operations for the three and six months ended June 30, 2003 and 2002. This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements and other data presented herein as well as the MD&A contained in the Company’s 2002 Annual Report on Form 10-K.

OVERVIEW

General

The consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) (“Risk”) and an employer-funded basis (where the plan sponsor, under an administrative service contract, and not the Company, assumes all or a majority of this risk) (“ASC”). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products (“Indemnity”). Group Insurance includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions includes certain discontinued products.

Physician Class Action Settlement

On May 22, 2003, the Company and representatives of over 700,000 physicians, state and other medical societies announced a settlement that, if approved, will resolve a national class action pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”), as well as multiple state court actions filed against the Company (the “Physician Class Action Settlement”). This Physician Class Action Settlement, which was preliminarily approved by the Florida Federal Court on June 2, 2003, requires the Company to make a series of physician-related business practice improvements, including setting new levels of transparency in paying claims and establishing a National Advisory Committee of Practicing Physicians to provide advice to the Company on issues of importance to physicians. Under the Physician Class Action Settlement, the Company will continue these business practice improvements for a four-year period. The cost of these business improvement practices will be recorded as incurred. In addition, the Company agreed to pay $100 million to or on behalf of physicians, $20 million to establish an independent foundation dedicated to improving the quality of health care in America, and up to $50 million in legal fees. A final hearing is scheduled for October 14, 2003. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) in connection with the Physician Class Action Settlement, net of an estimated insurance recoverable of $72 million pretax. Refer to Note 14 of Condensed Notes to Consolidated Financial Statements for further discussion.

Addition to the Board of Directors

Effective July 1, 2003, Edward J. Ludwig, chairman, president and CEO of BD (Becton, Dickinson and Company), was appointed to the Company’s Board of Directors (the “Board”). With the addition of Mr. Ludwig, the Board expands to 14 members. Mr. Ludwig is also a member of the Company’s Audit Committee.

Consolidated Results

The Company reported net income of $138 million for the three months ended June 30, 2003, compared to $108 million for the corresponding period in 2002. Net income per diluted common share for the three months ended June 30, 2003 was $.87, compared with $.70 for the corresponding period in 2002. For the three months ended June 30, 2003, net income includes the $75 million charge in the Health Care segment (included in other operating expenses) related to the Physician Class Action Settlement discussed above and net realized capital gains of $10 million. For the three months ended June 30, 2002, net income includes a severance and facilities charge of $18 million in the Health Care segment, a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $5 million and net realized capital gains of $29 million.

The Company reported income from continuing operations of $468 million for the six months ended June 30, 2003 compared to $196 million for the corresponding period in 2002. Income from continuing operations per diluted common share for the six months ended June 30, 2003 was $2.98, compared with $1.30 for the corresponding period in 2002. For the six months ended June 30, 2003, income from continuing operations includes the $75 million charge in the Health Care segment related to the Physician Class Action Settlement discussed above and net realized capital gains of $24 million. For the six months ended June 30, 2002, results include a $20 million income tax benefit resulting from the release of state income tax related reserves in connection with the favorable conclusion of several state tax audits and a severance and facilities charge of $18 million in the Health Care segment, a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $5 million and net realized capital gains of $32 million. The Company reported a net loss of $2.7 billion for the six months ended June 30, 2002 which includes income from discontinued operations of $50 million and a cumulative effect adjustment of approximately $3 billion relating to the Company’s impairment of goodwill upon adoption of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets.

HEALTH CARE

Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,

(Millions)	2003	2002	% Change	2003	2002	% Change

Premiums:
Commercial Risk (1)	$3,044.6	$3,557.4	(14.4)%	$6,089.8	$7,323.7	(16.8)%
Medicare HMO	231.5	255.3	(9.3)	455.3	529.3	(14.0)
Medicaid	—	4.8	(100.0)	—	9.3	(100.0)

Total premiums	3,276.1	3,817.5	(14.2)	6,545.1	7,862.3	(16.8)
Administrative services contract fees	463.5	454.4	2.0	928.1	910.6	1.9
Net investment income	58.6	74.4	(21.2)	124.4	150.2	(17.2)
Other income	1.8	3.3	(45.5)	3.9	8.2	(52.4)
Net realized capital gains	8.0	44.1	(81.9)	21.3	48.2	(55.8)

Total revenue	3,808.0	4,393.7	(13.3)	7,622.8	8,979.5	(15.1)

Health care costs (2)	2,553.4	3,189.7	(19.9)	4,921.3	6,637.9	(25.9)
Salaries and related benefits	513.7	529.7	(3.0)	1,047.4	1,063.0	(1.5)
Other operating expenses	551.9	481.0	14.7	980.7	969.2	1.2
Amortization of other acquired intangible assets	12.7	49.1	(74.1)	25.4	98.3	(74.2)
Severance and facilities charge	—	27.0	(100.0)	—	27.0	(100.0)

Total benefits and expenses	3,631.7	4,276.5	(15.1)	6,974.8	8,795.4	(20.7)

Income before income taxes and cumulative effect adjustment	176.3	117.2	50.4	648.0	184.1	—
Income taxes	70.3	38.2	84.0	240.1	38.1	—
Cumulative effect adjustment, net of tax	—	—	—	—	(2,965.7)	100.0

Net income (loss)	$106.0	$79.0	34.2%	$407.9	$(2,819.7)	—%

Net realized capital gains, net of tax (included above)	$5.3	$28.2	(81.2)%	$13.9	$30.7	(54.7)%

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.

(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 10.9% for the three months ended June 30, 2003 and 11.4% for the six months ended June 30, 2003, compared to 11.7% for the corresponding periods in 2002.

Results

Health Care’s net income for the three and six months ended June 30, 2003 was $106 million and $408 million, respectively, compared to $79 million and a net loss of $2.8 billion for the corresponding periods in 2002. The table presented below identifies certain items which, although they may recur, are excluded from net income or loss to arrive at operating earnings, and reconciles operating earnings to net income or loss reported in accordance with accounting principles generally accepted in the United States of America. Management believes excluding these items to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

Capital gains and losses arise from various types of transactions that are not related to the core performance of the Company’s business. The Physician Class Action Settlement relates to the settlement of significant litigation not in the ordinary course of business and the cumulative effect adjustment relates to the Company’s previously announced goodwill impairment resulting from the implementation of a new accounting standard, neither of which reflects the underlying performance of the Company’s business. The severance and facilities charge represents an estimate of costs related to reductions of staff or exiting of facilities that are not direct expenses supporting ongoing business operations. The release of state income tax reserves was the result of the favorable conclusion of several state tax audits relating to prior periods, accordingly, this reserve release does not reflect the underlying performance of the Company’s business. The Company also displays medical cost ratios excluding changes to prior-period medical cost estimates to reflect the underlying health care costs within a period.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(Millions)	2003	2002	2003	2002

Net income (loss)	$106.0	$79.0	$407.9	$(2,819.7)
Other items included in net income (loss):
Net realized capital gains	(5.3)	(28.2)	(13.9)	(30.7)
Physician Class Action Settlement	75.0	—	75.0	—
Release of state income tax reserves	—	—	—	(19.8)
Severance and facilities charge	—	17.5	—	17.5
Cumulative effect adjustment	—	—	—	2,965.7

Operating earnings	$175.7	$68.3	$469.0	$113.0

Operating earnings for the three months ended June 30, 2003 reflect an increase of $107 million compared to the corresponding period in 2002. The increase in operating earnings is due primarily to premium rate increases outpacing increases in per member medical costs for Commercial Risk, primarily Commercial HMO (Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid). This increase in operating earnings was partially offset by lower results in Medicare HMO and a decrease in net investment income primarily due to the lower interest rate environment. In addition, membership levels for the second quarter of 2003 were lower than in the corresponding period of 2002, resulting in both lower premiums and medical costs. Medical costs for the second quarter of 2003 reflect the net favorable development of prior period medical cost estimates of approximately $2 million after tax ($3 million pretax), including favorable development of prior period medical cost estimates of approximately $6 million after tax ($9 million pretax) for Commercial Risk and unfavorable development of prior period medical cost estimates of approximately $4 million after tax ($6 million pretax) for Medicare HMO.

Operating earnings for the second quarter of 2003 also reflect a decrease in total operating expenses, including salaries and related benefits, (excluding the Physician Class Action Settlement) reflecting lower membership levels and expense reduction initiatives, including workforce reductions, lower expenses for consultant services, and lower premium taxes and claim processing costs consistent with lower membership levels. The decrease in operating expenses was offset partially by higher pension costs and performance-based compensation due to the Company’s results achieved as well as an $18 million pretax expense associated with the exit of a real estate facility no longer being used in the Company’s operations.

Operating earnings for the six months ended June 30, 2003 reflect an increase of $356 million from the corresponding period in 2002. The increase in operating earnings is due primarily to premium rate increases outpacing increases in per member medical costs for Commercial Risk, primarily Commercial HMO, as well as the favorable development of prior period medical cost estimates, primarily the approximate $107 million reported in the first quarter of 2003. This increase in operating earnings was partially offset by lower Medicare HMO results due to increases in per member medical costs outpacing premium rate increases and a decrease in net investment income primarily due to the lower interest rate environment. In addition, membership levels for the six months ended June 30, 2003 were lower than in the corresponding period of 2002, resulting in both lower premiums and medical costs.

Operating earnings for the six months ended June 30, 2003 also reflect a decrease in total operating expenses, including salaries and related benefits, (excluding the Physician Class Action Settlement) reflecting lower membership levels and expense reduction initiatives, including workforce reductions; a curtailment benefit of $22 million after tax ($34 million pretax) related to the phase out of the retiree medical subsidy for active employees (refer to Note 12 of Condensed Notes to Consolidated Financial Statements for additional information); lower expenses for consultant services; and lower premium taxes, claim processing costs and broker commissions consistent with lower membership levels. The decrease in operating expenses was offset partially by higher performance-based compensation due to the Company’s results achieved, higher pension costs and an $18 million pretax expense associated with the exit of a real estate facility no longer being used in the Company’s operations.

Commercial Risk

Commercial Risk premiums decreased $513 million and $1.2 billion for the three and six months ended June 30, 2003, respectively, when compared to the corresponding periods in 2002. This decrease reflects membership reductions, partially offset by premium rate increases on renewing business.

The Commercial Risk medical cost ratio (health care costs divided by premiums) was 77.0% for the three months ended June 30, 2003, compared to 83.6% for the corresponding period in 2002. Per member medical costs for the second quarter of 2003 and 2002 reflect favorable development of prior period medical cost estimates of approximately $9 million pretax and $55 million pretax, respectively. Excluding this favorable development, the Commercial Risk medical cost ratio was 77.3% and 85.1% for the three months ended June 30, 2003 and 2002, respectively (refer to the reconciliation of Commercial Risk health care costs below). The decreases in the medical cost ratios for the three months ended June 30, 2003, compared to the corresponding period in 2002, were the result of per member premium rate increases outpacing per member medical cost increases, primarily for Commercial HMO. Per member medical costs reflect a moderation in utilization trends, primarily pharmacy and to a lesser extent, inpatient, physician and outpatient services. The moderation in utilization trends has been positively impacted by the Company’s initiatives relating to provider contracting, disease management and case management, enhancements to pharmacy benefits management, benefit design changes (primarily higher co-pays and deductibles) and underwriting discipline.

	Three Months Ended June 30,
(Millions)	2003	2002

Commercial Risk health care costs (included in total health care costs above)	$2,345.5	$2,973.8
Adjustments: approximate favorable development of prior period medical cost estimates	9.0	55.0

Adjusted Commercial Risk health care costs	$2,354.5	$3,028.8

The Commercial Risk medical cost ratio was 74.5% for the six months ended June 30, 2003 compared to 84.7% for the corresponding period in 2002. The decrease reflects primarily the decline in per member medical costs due to the moderation in utilization trends as discussed above.

Medicare HMO

Medicare HMO premiums decreased $24 million and $74 million for the three and six months ended June 30, 2003, respectively, when compared to the corresponding period in 2002. This decrease reflects membership reductions, partially offset by increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services.

The Medicare HMO medical cost ratio was 89.8% for the three months ended June 30, 2003 compared to 82.8% for the corresponding period in 2002. Per member medical costs for the second quarter of 2003 reflect unfavorable development of prior period medical cost estimates of approximately $6 million pretax (related to first quarter 2003 medical costs), and per member medical costs for the second quarter of 2002 reflect favorable development of prior period medical cost estimates of approximately $10 million pretax. Excluding this development of prior period medical cost estimates, the Medicare HMO medical cost ratio was 87.2% and 86.8% for the three months ended June 30, 2003 and 2002, respectively (refer to the reconciliation of Medicare HMO health care costs below). The increases in the medical cost ratios for the three months ended June 30, 2003, compared to the corresponding period in 2002, reflect per member premium rate increases that were outpaced by increases in per member medical costs due primarily to higher utilization.

	Three Months Ended June 30,
(Millions)	2003	2002

Medicare HMO health care costs (included in total health care costs above)	$207.9	$211.5
Adjustments: approximate (unfavorable) favorable development of prior period medical cost estimates	(6.0)	10.0

Adjusted Medicare HMO health care costs	$201.9	$221.5

The Medicare HMO medical cost ratio was 84.5% for the six months ended June 30, 2003 compared to 81.6% for the corresponding period in 2002. This increase reflects per member premium rate increases that were outpaced by increases in per member medical costs due primarily to higher utilization.

Health Care Costs Payable

Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Health care costs payable is estimated periodically, and any resulting adjustments are reflected in current-period operating results within health care costs. Health care costs payable is based on a number of factors, including those derived from historical claim experience. A large portion of health care claims are not submitted to the Company until after the end of the quarter in which services are rendered by providers to members. As a result, an extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of the estimates is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at June 30, 2003 would cause these estimates to change in the near term, and such a change could be material.

Other Revenue

ASC fees for the three and six months ended June 30, 2003 increased compared to the corresponding periods in 2002. This increase reflects an increase in rates, partially offset by lower ASC membership levels.

Net realized capital gains for the three and six months ended June 30, 2003 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. Net realized capital gains for the three and six months ended June 30, 2002 include capital gains related to the Company’s 1997 sale of its behavioral health subsidiary, Human Affairs International (“HAI”), to Magellan Health Services Inc. (“Magellan”) and net gains resulting from the Company’s rebalancing of its investment portfolio in a declining interest rate environment. The Company recorded capital gains relating to the HAI sale as they became realizable (see “Behavioral Health Update” below). Capital gains were partially offset by capital losses primarily due to the final resolution of matters related to a prior year sale of NYLCare Texas, the write-down of certain debt and equity securities and losses from futures contracts.

Income Taxes

Health Care’s effective tax rate was 39.9% and 37.1% for the three and six months ended June 30, 2003 compared to 32.6% and 20.7% for the corresponding periods in 2002. During the first quarter of 2002, the Company released approximately $20 million of state income tax related reserves as a result of the favorable conclusion of several state tax audits. Excluding this income tax benefit as well as amortization of other acquired intangible assets and net realized capital gains for all periods, the effective tax rates were 39.8% and 37.0% for the three and six months ended June 30, 2003 compared to 32.3% and 31.9% for the corresponding periods in 2002 (refer to the reconciliation of the numerator and the denominator below). Management believes this presents a useful view of the effective tax rate relating to Health Care’s underlying business performance. The increases in the effective tax rate for the three and six months ended June 30, 2003, compared to the corresponding periods in 2002, primarily reflect an increase in pretax income and a change in the mix of state income taxes that apply to pretax income. This mix of state income taxes depends on the states in which the Company’s earnings or losses are incurred and the level of such earnings or losses, due to differing tax rates and/or limitations of allowed losses in various states.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(Millions)	2003	2002	2003	2002

Numerator:
Income taxes	$70.3	$38.2	$240.1	$38.1
Adjustments:
Benefit from state income tax reserve release	—	—	—	19.8
Amortization of intangibles	4.4	17.2	8.9	34.4
Net realized capital gains	(2.7)	(15.9)	(7.4)	(17.5)

Adjusted income taxes	$72.0	$39.5	$241.6	$74.8

Denominator:
Income before income taxes and cumulative effect adjustment	176.3	117.2	648.0	184.1
Adjustments:
Amortization of intangibles	12.7	49.1	25.4	98.3
Net realized capital gains	(8.0)	(44.1)	(21.3)	(48.2)

Adjusted income before income taxes and cumulative effect adjustment	$181.0	$122.2	$652.1	$234.2

Membership

Health Care’s membership was as follows:

	June 30, 2003			June 30, 2002

(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Commercial
HMO (1)	3,303	1,403	4,706	4,535	1,340	5,875
POS	103	2,181	2,284	116	2,546	2,662
PPO	752	3,554	4,306	769	3,180	3,949
Indemnity	87	1,420	1,507	117	1,546	1,663

Total Commercial Membership	4,245	8,558	12,803	5,537	8,612	14,149
Medicare HMO	108	—	108	125	—	125
Medicaid HMO	—	116	116	11	164	175

Total Medical Membership	4,353	8,674	13,027	5,673	8,776	14,449

Dental	4,458	6,835	11,293	4,707	7,162	11,869

(1)	Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,000 at June 30, 2003 and 1,142 at June 30, 2002.

Total medical membership as of June 30, 2003 decreased by 1.4 million members, compared to June 30, 2002, resulting from the Company’s strategic and operational initiatives, including significant price increases and the withdrawal of under-performing Commercial HMO products in certain markets.

Behavioral Health Update

As discussed in Aetna’s 2002 Annual Report on Form 10-K, the Company recognized the final installment of contingent consideration under a long-term strategic provider relationship with Magellan of $60 million pretax as a capital gain during the second quarter of 2002. This amount was due in February 2003 but was not paid. Magellan filed for protection under Chapter 11 of the Federal Bankruptcy Code on March 11, 2003, and announced plans to reorganize and restructure its financial obligations, including paying the Company $15 million and providing a $45 million interest-bearing note at the conclusion of the bankruptcy proceedings. The Company has extended its agreement with Magellan to continue providing behavioral health services to its members through December 31, 2005 in connection with a new strategic focus for its behavioral health programs designed to optimize service and improve access to care for members through a closer integration of behavioral and medical health care. As part of the agreement, Magellan will establish three dedicated business sites designed solely to serve the Company’s members and focus on clinical and network management. In addition, under the terms of the agreement, the Company may choose to either further extend the contract with Magellan through December 31, 2006 or purchase the dedicated business units on or after December 31, 2005, subject to acceleration in certain circumstances. The agreement is subject to the successful completion of Magellan’s restructuring and other customary conditions. On April 23, 2003, the bankruptcy court approved the agreement. Approval of other important aspects of Magellan’s restructuring plan are still pending.

Outlook

Membership/Revenue. Premium increases for 2003 renewals and reductions of membership for cases in force have resulted in membership reductions during the first half of 2003. The Company expects membership at December 31, 2003 to be essentially the same as June 30, 2003 as the Company anticipates that new business growth will be largely offset by additional in-force membership losses due to current economic conditions. Lower levels of membership are projected to result in lower revenue in 2003, compared to 2002.

Refer to “Health Care – Outlook” and “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K regarding other important factors that are expected to affect the Company’s 2003 financial performance.

GROUP INSURANCE

Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,

(Millions)	2003	2002	% Change	2003	2002	% Change

Premiums:
Life	$284.2	$271.3	4.8%	$568.4	$537.1	5.8%
Disability	78.1	73.3	6.5	152.1	155.2	(2.0)
Long-term care	18.0	16.2	11.1	35.6	31.1	14.5

Total premiums	380.3	360.8	5.4	756.1	723.4	4.5
Administrative services contract fees	7.7	8.2	(6.1)	18.6	16.6	12.0
Net investment income	68.8	68.9	(.1)	134.8	135.0	(.1)
Other income	.9	.9	—	1.8	1.9	(5.3)
Net realized capital gains (losses)	1.8	(2.3)	—	5.6	.4	—

Total revenue	459.5	436.5	5.3	916.9	877.3	4.5

Current and future benefits	351.5	340.6	3.2	705.1	684.1	3.1
Salaries and related benefits	25.5	19.5	30.8	52.6	39.8	32.2
Other operating expenses	29.4	25.3	16.2	55.1	51.1	7.8

Total benefits and expenses	406.4	385.4	5.4	812.8	775.0	4.9

Income before income taxes	53.1	51.1	3.9	104.1	102.3	1.8
Income taxes	16.6	16.3	1.8	32.5	32.8	(.9)

Net income	$36.5	$34.8	4.9%	$71.6	$69.5	3.0%

Net realized capital gains (losses), net of tax (included above)	$1.1	$(1.5)	—%	$3.6	$.2	—%

The table presented below excludes net realized capital gains, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with accounting principles generally accepted in the United States of America. Management believes this provides useful information for the same reason noted above in Health Care.

	Three Months		Six Months
	Ended June 30,		Ended June 30,

(Millions)	2003	2002	2003	2002

Operating earnings:
Life products	$28.2	$29.0	$55.2	$53.5
Disability and Long-term care products	7.2	7.3	12.8	15.8

Total Group Insurance operating earnings	35.4	36.3	68.0	69.3
Adjustments: Net realized capital gains (losses)	1.1	(1.5)	3.6	.2

Net income	$36.5	$34.8	$71.6	$69.5

Operating earnings for the three and six months ended June 30, 2003 decreased $.9 million and $1.3 million compared to the corresponding periods in 2002. These decreases in operating earnings reflect an increase in operating expenses (including salaries and related benefits) primarily resulting from an increase in sales compensation consistent with the Company’s growth strategy, partially offset by a lower benefit cost ratio (current and future benefits divided by premiums). The Group Insurance benefit cost ratios were 92.4% and 93.3% for the three and six months ended June 30, 2003, compared to 94.4% and 94.6% for the corresponding periods in 2002. For the three months ended June 30, 2003, the lower benefit cost ratio was primarily due to favorable claim experience in Disability products and Group Life products. For the six months ended June 30, 2003, the lower benefit cost ratio was primarily due to favorable claim experience in Group Life products.

Net realized capital gains for the three and six months ended June 30, 2003 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment, partially offset by losses on futures contracts.

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products decreased for the second quarter of 2003, compared to the second quarter of 2002, primarily due to an increase in operating expenses (including salaries and related benefits), partially offset by a decrease in the benefit cost ratio as discussed above. The increase in operating earnings for the six months ended June 30, 2003, compared to the corresponding period in 2002, reflects a decrease in the benefit cost ratio, partially offset by an increase in operating expenses.

Disability and Long-term care Products

Disability and Long-term care products consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities. For the three months ended June 30, 2003, operating earnings for Disability and Long-term care products were relatively level with the corresponding period in 2002. The decrease in operating earnings for the six months ended June 30, 2003, compared to the corresponding period in 2002, is primarily due to an increase in operating expenses (including salaries and related benefits).

Group Insurance’s membership was as follows:

(Thousands)	June 30, 2003	June 30, 2002

Life products	9,381	9,577
Disability products	2,118	2,289
Long-term care products	199	177

Total	11,698	12,043

Membership

Total Group Insurance membership as of June 30, 2003 decreased by 345,000 members when compared to June 30, 2002. Group Insurance lapses and in-force membership reductions resulting from current economic conditions increased by 458,000 for the six months ended June 30, 2003, compared to lapses and changes in in-force membership for the corresponding period in 2002. Group Insurance sales decreased by 71,000 for the six months ended June 30, 2003, compared to sales in the corresponding period in 2002.

Outlook

Refer to “Group Insurance-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K for information regarding important factors that are expected to affect the Company’s 2003 financial performance.

LARGE CASE PENSIONS

Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,

(Millions)	2003	2002	% Change	2003	2002	% Change

Premiums	$44.1	$50.7	(13.0)%	$85.9	$110.0	(21.9)%
Net investment income	145.9	174.9	(16.6)	290.1	350.4	(17.2)
Other income	3.7	4.8	(22.9)	7.4	9.5	(22.1)
Net realized capital gains	4.8	3.6	33.3	9.4	2.2	—

Total revenue	198.5	234.0	(15.2)	392.8	472.1	(16.8)

Current and future benefits	174.4	214.4	(18.7)	348.4	438.5	(20.5)
Salaries and related benefits	3.6	4.0	(10.0)	7.4	7.8	(5.1)
Other operating expenses	1.0	1.4	(28.6)	2.3	2.7	(14.8)
Reduction of reserve for anticipated future losses on discontinued products	—	(8.3)	100.0	—	(8.3)	100.0

Total benefits and expenses	179.0	211.5	(15.4)	358.1	440.7	(18.7)

Income before income taxes	19.5	22.5	(13.3)	34.7	31.4	10.5
Income taxes	7.0	7.9	(11.4)	12.4	11.4	8.8

Net income	$12.5	$14.6	(14.4)%	$22.3	$20.0	11.5%

Net realized capital gains, net of tax
(included above)	$3.1	2.3	34.8%	$6.1	$1.4	$—%

Assets under management: (1)
Fully guaranteed discontinued products				$4,536.2	$5,032.8	(9.9)%
Experience-rated				5,666.4	6,141.7	(7.7)
Nonguaranteed				8,484.6	7,796.5	8.8

Total assets under management				$18,687.2	$18,971.0	(1.5)%

(1)	Excludes net unrealized capital gains of $769.7 million at June 30, 2003 and $139.5 million at June 30, 2002.

Results

Large Case Pensions’ net income for the three months ended June 30, 2003 decreased $2 million compared to the corresponding period in 2002. Net income for the three and six months ended June 30, 2002 includes a reduction of the reserve for anticipated future losses on discontinued products for Large Case Pensions of $5 million, primarily due to favorable mortality and retirement experience, and certain reductions in administrative expenses, partially offset by lower portfolio returns. Excluding net realized capital gains for the three months ended June 30, 2003 and 2002 and the reserve reduction in the second quarter of 2002, operating earnings were approximately $9 million and $7 million, respectively. Net income for the six months ended June 30, 2003 increased $2 million compared to the corresponding period in 2002. Excluding net realized capital gains for the six months ended June 30, 2003 and 2002 and the reserve reduction in the second quarter of 2002, operating earnings were approximately $16 million and $13 million, respectively. The increase in operating earnings for the three and six month periods ended June 30, 2003 is primarily due to higher interest margins and lower operating expenses.

Management believes excluding net realized capital gains to arrive at operating earnings provides useful information for the same reason noted above in Health Care. Management believes excluding any changes to the reserve for anticipated future losses on discontinued products provides useful information as to the Company’s continuing products and is consistent with the treatment of the results of operations of the discontinued products which are credited/charged to the reserve and do not affect the Company’s results of operations.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2003	2002	2003	2002

Scheduled contract maturities and benefit payments (1)	$189.2	$183.6	$372.8	$361.1
Contractholder withdrawals other than scheduled contract maturities and benefit payments	24.4	17.5	43.5	73.8
Participant-directed withdrawals	2.4	7.0	15.2	12.0

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2003	2002	2003	2002

Interest margin (deficit) (1)	$(7.1)	$1.4	$(12.7)	$1.7
Net realized capital gains (losses)	23.1	1.4	46.0	(17.8)
Interest earned on receivable from continuing products	4.5	4.4	9.0	8.7
Other, net	.2	(2.0)	14.0	4.1

Results of discontinued products, after tax	$20.7	$5.2	$56.3	$(3.3)

Results of discontinued products, pretax	$31.5	$7.8	$85.7	$(5.5)

Net realized capital gains (losses) from bonds, after tax (included above)	$22.1	$(1.4)	$35.9	$(17.5)

(1)	The interest margin (deficit) is the difference between earnings on invested assets and interest credited to contractholders.

The interest deficits for the three and six months ended June 30, 2003 reflect a decrease from the interest margins in the corresponding periods of 2002, primarily due to lower investment income resulting from the declining interest rate environment. Net realized capital gains for the three and six months ended June 30, 2003 reflect gains on the sale of debt securities in a declining interest rate environment and also the sale of an equity investment, partially offset by the write-down of certain debt securities. The net realized capital loss for the six months ended June 30, 2002 is due primarily to sales of debt securities and the write-down of certain debt securities partially offset by capital gains reflecting the Company’s rebalancing of its investment portfolio in a declining interest rate environment.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $366 million at June 30, 2003 and $357 million at December 31, 2002, net of related deferred taxes payable.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2003 was as follows (pretax):

(Millions)

Reserve at December 31, 2002	$902.9
Operating loss	(4.9)
Net realized capital gains	70.7
Mortality and other	19.9

Reserve at June 30, 2003	$988.6

Management reviews the adequacy of the reserve for anticipated future losses on discontinued products quarterly. The reserve was found to be adequate, and no release or charge was required for the second quarter of 2003. The review in the second quarter of 2002 resulted in the release of $5 million ($8 million pretax) of the reserve for anticipated future losses on discontinued products, primarily due to favorable mortality and retirement experience and certain reductions in administrative expenses, partially offset by lower portfolio returns. The current reserve reflects management’s best estimate of anticipated future losses.

The discontinued products investment portfolio is as follows:

(Millions)	June 30, 2003		December 31, 2002

Class	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,465.0	69.5%	$3,481.0	68.4%
Loaned securities	166.0	3.3	167.1	3.3

Total debt securities	3,631.0	72.8	3,648.1	71.7
Mortgage loans	669.5	13.4	763.2	15.0
Investment real estate	95.7	1.9	95.0	1.9
Equity securities	52.0	1.1	73.4	1.4
Other (1)	537.0	10.8	505.7	10.0

Total	$4,985.2	100.0%	$5,085.4	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $75.0 million at June 30, 2003 and $68.3 million at December 31, 2002, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions)	2003	2002	2003	2002

Scheduled contract maturities, settlements and benefit payments	$154.8	$176.9	$306.4	$370.6
Participant-directed withdrawals	—	1.0	.1	2.0

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s long-term and short-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $17 million and $33 million for the three and six months ended June 30, 2003, respectively, and $20 million and $39 million for the corresponding periods in 2002. The decreases in interest expense are primarily a result of interest rate swaps entered into in December 2001 and 2002. Refer to Note 8 of Notes to Consolidated Financial Statements in Aetna’s 2002 Annual Report on Form 10-K for additional information.

Outlook

Interest expense is expected to be lower for 2003, compared to 2002. Refer to “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K regarding important factors that are expected to affect the Company’s 2003 financial performance.

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

As a result of these actions, the Company eliminated 412 positions and vacated certain leased facilities and used approximately $14 million pretax of reserves in the first six months of 2003. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

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

As a result of these actions, the Company eliminated 116 positions and used approximately $10 million pretax of reserves in the first six months of 2003. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	June 30, 2003	December 31, 2002

Debt securities available for sale	$14,270.1	$13,379.1
Loaned securities	811.3	948.2

Total debt securities	15,081.4	14,327.3
Mortgage loans	1,508.8	1,773.2
Equity securities	73.6	93.2
Other investment securities	239.7	605.3
Investment real estate	312.1	308.8
Other (1)	1,823.1	1,790.5

Total investments	$19,038.7	$18,898.3

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $693.9 million at June 30, 2003 and $747.5 million at December 31, 2002 included in long-term investments on the Consolidated Balance Sheets.

Debt and Equity Securities

Debt securities represented 79% at June 30, 2003 and 76% at December 31, 2002 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	June 30, 2003	December 31, 2002

Supporting discontinued products	$3,631.0	$3,648.1
Supporting experience-rated products	2,421.4	2,303.2
Supporting remaining products	9,029.0	8,376.0

Total debt securities (1)	$15,081.4	$14,327.3

(1)	Total debt securities include “Below Investment Grade” Securities of $944 million at June 30, 2003 and $736 million at December 31, 2002, of which 27% at June 30, 2003 and 22% at December 31, 2002 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $1.3 billion (comprised of gross unrealized capital gains of $1.4 billion and gross unrealized capital losses of $32 million) at June 30, 2003 compared with net unrealized capital gains of $859 million (comprised of gross unrealized capital gains of $949 million and gross unrealized capital losses of $90 million) at December 31, 2002. Of the net unrealized capital gains at June 30, 2003, $437 million relate to assets supporting discontinued products and $244 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2002, $295 million relate to assets supporting discontinued products and $159 million relate to experience-rated products.

Equity securities reflect net unrealized capital gains of $11 million (comprised of gross unrealized capital gains of $12 million and gross unrealized capital losses of $1 million) at June 30, 2003 compared with net unrealized capital gains of $2 million (comprised of gross unrealized capital gains of $7 million and gross unrealized capital losses of $5 million) at December 31, 2002.

If management believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized capital loss in Shareholders’ Equity. If the decline is determined to be “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is recorded in the Consolidated Statement of Income consistent with the guidance of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s impairment analysis is discussed in more detail in “MD&A - Total Investments” in Aetna’s 2002 Annual Report on Form 10-K.

At June 30, 2003 and December 31, 2002, the Company had no individually material unrealized losses on debt or equity securities which could have a material impact on the Company’s results of operations.

Capital Gains and Losses

For the three and six months ended June 30, 2003, net realized capital gains were $15 million ($10 million after tax) and $36 million ($24 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $.4 million ($.2 million after tax) and $7 million ($4 million after tax), respectively. The majority of these impairments related to asset backed securities. For the three and six months ended June 30, 2002, net realized capital gains were $45 million ($29 million after tax) and $51 million ($32 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $11 million ($7 million after tax) and $32 million ($21 million after tax), respectively. In 2002, the majority of these impairments were taken in the telecommunications sector as the market values and assets of telecommunication companies declined precipitously, resulting in the bankruptcy of numerous companies. The factors contributing to the impairment losses recognized during the three and six months ended June 30, 2003 and 2002 did not impact other material investments held at the time. The Company had no individually material realized losses on debt or equity securities that materially impacted the Company’s results of operations during the three and six months ended June 30, 2003 or 2002.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	June 30, 2003	December 31, 2002

Supporting discontinued products	$669.5	$763.2
Supporting experience-rated products	277.6	387.6
Supporting remaining products	561.7	622.4

Total mortgage loans	$1,508.8	$1,773.2

During the first six months of 2003, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 8% of the Company’s total invested assets at June 30, 2003 and 9% at December 31, 2002.

Problem, restructured and potential problem loans included in mortgage loans were $50 million at June 30, 2003 and $51 million at December 31, 2002, of which 82% at June 30, 2003 and December 31, 2002 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $11 million at June 30, 2003 and December 31, 2002.

Risk Management and Market-Sensitive Instruments

The Company manages interest rate risk by seeking to maintain a tight match between the durations of the Company’s assets and liabilities, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. The Company’s use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, forward contracts and futures contracts. These instruments, viewed separately, subject the Company to varying degrees of interest rate, equity price and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall risk.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of June 30, 2003. Refer to Aetna’s 2002 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

Cash flows used for operating activities were $85 million for the six months ended June 30, 2003 and reflect the impact of changes in insurance reserves related to the Large Case Pensions business segment of $140 million which are included in operating activities but are funded from sales of investments. Uses of operating cash reflect the payment of $230 million from estimated reserves the Company held for members which lapsed during the first and second quarters of 2003. This was partially offset by the collection of an estimated $30 million of premiums receivable for these lapsed members. Cash flows used for operating activities also reflect $118 million for payments related to severance and facilities reserves. Refer to the “Consolidated Statements of Cash Flows” for additional information.

In July 2003, the Company made a voluntary pension contribution of $180 million. The Company also anticipates making cash payments in the fourth quarter to cover the cost of the Physician Class Action Settlement (refer to “Overview” for more information).

Dividends

Aetna’s current practice is to pay an annual dividend of $.04 per common share, payable in the fourth quarter of each year. The Board will review the Company’s common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are the Company’s results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

At June 30, 2003, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. There were no short-term borrowings outstanding during the first six months of 2003. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 18.4% at June 30, 2003. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

Common Stock Transactions

On June 28, 2002, the Board authorized a share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million). Under this authorization, the Company has repurchased 4.8 million shares of common stock at a cost of $250 million (3.3 million shares of common stock at a cost of $189 million were repurchased during the first six months of 2003), completing this share repurchase program. On June 27, 2003, the Board authorized a new share repurchase program for the repurchase of up to 7.5 million shares of common stock (not to exceed an aggregate purchase price of $500 million). The Company intends to continue buying shares primarily utilizing proceeds from employee stock option exercises, but also anticipates using other available cash. Also, during the first six months of 2003, the Company issued 7.2 million shares of common stock for benefit plans, including 6.7 million shares related to stock option exercises.

For the six months ended June 30, 2003, the Company had weighted average common shares, including common share equivalents, of 157.2 million (refer to Note 3 of Condensed Notes to Consolidated Financial Statements).

Financing Obligations

The Company’s financing obligations generally include debt, lease payment obligations and commitments to fund certain of its investments in equity limited partnership investments and commercial mortgage loans. At June 30, 2003, payments required by the Company, through 2007, relating to these financing obligations are as follows:

		Years Ended December 31,
	Six Months Ended
(Millions)	December 31, 2003	2004	2005	2006	2007

Long-term debt (1)	$64.0	$128.1	$128.1	$550.4	$94.9
Noncancelable leases	103.4	147.5	112.1	81.8	67.6
Funding requirements for equity limited partnership investments	42.8	50.8	31.6	30.0	18.4
Funding requirements for commercial mortgage loans	112.4	5.4	—	—	—

Total	$322.6	$331.8	$271.8	$662.2	$180.9

(1)	The interest payments for each of the periods presented does not consider the Company’s interest rate swap agreement.

Noncancelable lease payments relating to a leasing program with an independent third party grantor trust (primarily for the lease of a corporate aircraft and certain office furniture) in the table above include approximately $5 million for the remainder of 2003. Such lease payments total $11 million for 2003, declining to $7 million in 2007. For the first six months of 2003, this arrangement was classified as an operating lease under existing accounting requirements, and therefore the related assets and liabilities are not included in the Company’s Consolidated Balance Sheet. Management is assessing alternatives with regard to restructuring this lease. However, the Company will consolidate the assets and liabilities of this trust in accordance with Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 if the lease, as currently structured, remains in effect (refer to Note 2 of Condensed Notes to Consolidated Financial Statements for more information).

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Managed Care Class Action Litigation

Since 1999, the Company has been involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies (the “Managed Care Class Action Litigation”).

The Judicial Panel on Multi-district Litigation has transferred all of the federal actions, including several actions originally filed in state courts, to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The Florida Federal Court divided these cases into two tracks – one for cases brought on behalf of subscribers (collectively, the “Subscriber Cases”) and the other for cases brought on behalf of health care providers (collectively, the “Provider Cases”).

The Subscriber Cases sought various forms of relief, including unspecified damages, treble damages, injunctive relief and restitutionary relief for unjust enrichment, for alleged violations of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the Employee Retirement Income Security Act of 1974 (“ERISA”), and sought similar relief under common law theories and/or state unfair trade statutes. Each of former Aetna (one of the Company’s predecessors), the Company (including certain health maintenance organizations that Aetna acquired from The Prudential Insurance Company of America (“Prudential”)) and Richard L. Huber (the former chairman of Aetna’s predecessor, former Aetna) were named as defendants in one or more of the Subscriber Cases. The Subscriber Case complaints alleged generally that defendants failed to adequately inform members about defendants’ managed care practices, including capitated payments to providers and utilization management practices. Certain Subscriber Cases also contained charges relating to the disclosure and determination of usual, customary and reasonable charges for claims and related claims payment practices.

On September 26, 2002, the Florida Federal Court denied the plaintiffs’ motion to certify a class for the Subscriber Cases. In May and June 2003, the Company resolved each of the twelve individual Subscriber Cases for nominal amounts.

Thirteen Provider Cases currently are pending in the Florida Federal Court, and similar actions are pending in Louisiana and Florida state courts. The Provider Cases allege generally that the Company and each of the other defendant managed care organizations employ coercive economic power to force physicians to enter into economically unfavorable contracts, impose unnecessary administrative burdens on providers and improperly deny claims in whole or in part, and that the defendants do not pay claims timely or do not pay claims at proper rates. The Provider Cases further charge that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. In addition, a Provider Case brought on behalf of the American Dental Association makes similar allegations on behalf of a purported class of dentists. The Provider Cases allege violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines. The Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

The plaintiffs in the Provider Cases generally seek to represent purported nationwide classes and subclasses of physicians, dentists and other providers who currently or formerly provided services to members of the Company and/or Prudential. Certain Provider Cases also purport to bring class actions on behalf of physicians and/or other providers in a particular state, and plaintiffs in cases originally filed in state courts seek to have those cases remanded to state courts for separate trial. On September 26, 2002, the Florida Federal Court issued an order certifying a global RICO class and certain sub-classes in the matter it has designated as the lead physician Provider Case. That order is the subject of a pending appeal before the United States Court of Appeals for the Eleventh Circuit. On May 22, 2003, the Company and representatives of over 700,000 physicians, state and other medical societies announced that they have signed an agreement (the “Physician Settlement Agreement”) settling the action brought by Charles B. Shane, M.D. and others, which has been designated as the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was filed with the Florida Federal Court on May 22, 2003 and preliminarily approved by the Florida Federal Court on June 2, 2003. If finally approved by the Florida Federal Court, the Company anticipates that the Physician Settlement Agreement would result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

In addition to the Subscriber and Provider Cases consolidated before the Florida Federal Court, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, seeks injunctive relief against Aetna’s predecessor (former Aetna), Aetna, Aetna Health of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. This action is in the discovery phase, and trial currently is scheduled to begin on December 5, 2003. Defendants intend to continue to defend this action vigorously.

In May and June 2003, three additional Provider Cases were filed on behalf of purported classes of chiropractors and/or all non-physician health care providers, making factual and legal allegations similar to those contained in the other Provider Cases. Each of these new Provider Cases has been conditionally transferred to the Florida Federal Court. The Company intends to defend each of these new Provider Cases vigorously.

Securities Class Action Litigation

Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (“Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York (the “New York Federal Court”). The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. On October 15, 2002, the New York Federal Court heard argument on defendants’ motion to dismiss the Securities Complaint. Defendants intend to continue vigorously defending this action, which is in its preliminary stages.

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome, including any negotiated resolution, could be material to the Company. However, as noted above, if finally approved by the Florida Federal Court, the Company anticipates that the Physician Settlement Agreement would result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians.

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

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held April 25, 2003, six matters were submitted to a vote: the election of five Directors for a term ending in 2004; approval of the appointment of KPMG LLP as independent auditors for the current calendar year; approval of an amendment to Aetna’s Articles of Incorporation reducing the shareholder voting requirements for business combinations; approval of an amendment to Aetna’s Articles of Incorporation permitting shareholders to call special meetings of shareholders; approval of an amendment to Aetna’s By-Laws reducing the shareholder voting requirements for certain By-Law amendments; and a shareholder proposal to request the Aetna Inc. Board of Directors to implement cumulative voting in the election of Directors. Each of the Company’s Director nominees (Mrs. Cohen, Mr. Garten, Mr. Kuehler, Dr. Rowe and Mr. Williams) was elected, KPMG was appointed as the Company’s independent auditors and the three corporate governance proposals were approved. The shareholder proposal on cumulative voting was not approved. The detailed results of voting on these matters follow:

Election of Directors:

	Votes	Votes
	For	Withheld

Betsy Z. Cohen	129,046,961	11,762,279
Jeffrey E. Garten	136,508,345	4,300,895
Jack D. Kuehler	129,075,241	11,733,999
John W. Rowe, M.D.	137,139,666	3,669,574
Ronald A. Williams	137,425,405	3,383,835

Other matters voted upon:

	Votes	Votes		Broker
	For	Against	Abstentions	Non-Votes

Approval of Independent Auditors	135,700,180	4,310,344	798,716	—

Approval of an amendment to Aetna’s Articles of Incorporation reducing the shareholder voting requirements for business combinations	127,874,681	1,099,587	1,145,116	10,689,856

Approval of an amendment to Aetna’s Articles of Incorporation permitting shareholders to call special meetings of shareholders	127,288,494	1,787,401	1,043,489	10,689,856

Approval of an amendment to Aetna’s By-Laws reducing the shareholder voting requirements for certain By-Law amendments	128,039,939	998,514	1,080,931	10,689,856

Shareholder proposal to request implementation of cumulative voting in the election of directors	52,340,045	74,785,652	2,993,687	10,689,856

The terms of the following Directors continued after the Annual Meeting: Barbara Hackman Franklin, Earl G. Graves, Gerald Greenwald, Ellen M. Hancock, Michael H. Jordan, Joseph P. Newhouse, Judith Rodin and R. David Yost. Commencing with the Annual Meeting of Shareholders in 2004, all directors will be elected annually by shareholders.

Item 5. Other Information.

(a)	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

		Years Ended December 31,
	Six Months Ended
Aetna Inc.	June 30, 2003	2002	2001	2000	1999	1998

Ratio of Earnings to Fixed Charges	10.33	4.06	(0.73)	0.89	3.31	3.89
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	10.33	4.06	(0.73)	0.89	2.81	2.87

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna, one of the Company’s predecessors, have been included for purposes of this calculation for the years ending December 31, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare, Inc. in 1996.

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

Pretax loss from continuing operations used in calculating the ratio for the year ended December 31, 2001 reflects a severance and facilities charge of $193 million. The ratio for the year ended December 31, 2000 reflects a goodwill write-off of $310 million, a severance and facilities charge of $143 million and $58 million of change-in control related payments and other costs required to effect the spin-off of the Company from former Aetna, one of the Company’s predecessors. Additional pretax income from continuing operations necessary to achieve both a ratio of earnings to fixed charges and a ratio of earnings to combined fixed charges and preferred stock dividends of 1.0 was $379 million and $39 million in 2001 and 2000, respectively.

(b)	Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) follow:

Rating Agencies

Moody’s
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s

Aetna Inc. (senior debt)
April 23, 2003	*	BBB+	Baa3	BBB
July 30, 2003 (1)	*	BBB+	Baa3	BBB

Aetna Inc. (commercial paper)
April 23, 2003	*	F2	P3	A2
July 30, 2003 (1)	*	F2	P3	A2

ALIC (financial strength)
April 23, 2003	A-	A+	A3	A-
July 30, 2003 (1)	A-	A+	A3	A-
*	Nonrated by the agency.

(1)	A.M. Best has the ALIC rating on outlook-positive. Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-stable. Moody’s has the Aetna Inc. senior debt and commercial paper and ALIC ratings on outlook-positive. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Articles of Incorporation and By-laws

(3.1)	Amended and Restated Articles of Incorporation of Aetna Inc.

(3.2)	Amended and Restated By-Laws of Aetna Inc.

(10)	Material Contracts

(10.1)	Amendment to Employment Agreement dated as of June 27, 2003 between Aetna Inc. and John W. Rowe, M.D.

(10.2)	Letter Agreement dated June 30, 2003 between Aetna Inc. and David B. Kelso.

(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2003 and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 29, 2003.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(31.1)	Chief Executive Officer Certification

(31.2)	Chief Financial Officer Certification

(32)	Section 1350 Certifications

(32.1)	Chief Executive Officer Certification

(32.2)	Chief Financial Officer Certification

(b)	Reports on Form 8-K.

The registrant filed a report on Form 8-K on April 24, 2003 relating to the registrant’s results for the quarter ended March 31, 2003.

The registrant filed a report on Form 8-K on May 22, 2003 announcing that the registrant and representatives of over 700,000 physicians, state and other medical societies had signed an agreement settling the litigation brought against the registrant by Charles B. Shane, M.D. and others.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant
Date July 31, 2003	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(3)	Articles of Incorporation and By-laws

(3.1)	Amended and Restated Articles of Incorporation of Aetna Inc.

(3.2)	Amended and Restated By-Laws of Aetna Inc.

(10)	Material Contracts

(10.1)	Amendment to Employment Agreement dated as of June 27, 2003 between Aetna Inc. and John W. Rowe, M.D.

(10.2)	Letter Agreement dated June 30, 2003 between Aetna Inc. and David B. Kelso.

(12)	Statement Re: Computation of Ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2003 and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information.

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 29, 2003.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(31.1)	Chief Executive Officer Certification

(31.2)	Chief Financial Officer Certification

(32)	Section 1350 Certifications

(32.1)	Chief Executive Officer Certification

(32.2)	Chief Financial Officer Certification