Form 10-Q
period 2003-09-30
AETNA INC /PA/
filed 2003-10-30
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2003.

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	1-16095

Aetna Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Farmington Avenue, Hartford, Connecticut	06156

(Address of principal executive offices)	(ZIP Code)
(860) 273-0123

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes  ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes  ☐ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	152,569,235

(Class)	Shares Outstanding at September 30, 2003

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
SIGNATURES
EXHIBIT INDEX
AMENDED & RESTATED AETNA 2002 STOCK INCENTIVE PLAN
STATEMENT RE COMPUTATION OF RATIOS
LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income	1

	Consolidated Balance Sheets	2

	Consolidated Statements of Shareholders’ Equity	3

	Consolidated Statements of Cash Flows	4

	Condensed Notes to Consolidated Financial Statements	5

	Independent Accountants’ Review Report	19

Item 2.	Management’s Discussion and Analysis of

	Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures

	About Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 5.	Other Information	41

Item 6.	Exhibits and Reports on Form 8-K	42

SIGNATURES		43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions, except per common share data)	2003	2002	2003	2002

Revenue:
Health care premiums	$3,301.7	$3,635.5	$9,846.8	$11,497.8
Other premiums	411.4	422.8	1,253.4	1,256.2
Administrative services contract fees	466.3	459.4	1,413.0	1,386.6
Net investment income	268.1	296.7	817.4	932.3
Other income	8.1	10.9	21.2	30.5
Net realized capital gains	13.5	6.8	49.8	57.6

Total revenue	4,469.1	4,832.1	13,401.6	15,161.0

Benefits and expenses:
Health care costs	2,598.0	2,953.2	7,519.3	9,591.1
Current and future benefits	512.3	544.2	1,565.8	1,666.8
Operating expenses:
Salaries and related benefits	532.5	575.9	1,639.9	1,686.5
Other	453.2	478.0	1,491.3	1,501.0
Interest expense	25.6	28.5	77.0	89.0
Amortization of other acquired intangible assets	12.7	19.8	38.1	118.1
Severance and facilities charges	—	89.0	—	116.0
Reduction of reserve for anticipated future losses on discontinued products	—	—	—	(8.3)

Total benefits and expenses	4,134.3	4,688.6	12,331.4	14,760.2

Income from continuing operations before income taxes (benefits)	334.8	143.5	1,070.2	400.8
Income taxes (benefits):
Current	147.5	46.3	435.4	104.5
Deferred	(28.6)	(1.6)	(49.5)	1.3

Total income taxes	118.9	44.7	385.9	105.8

Income from continuing operations	215.9	98.8	684.3	295.0
Income from discontinued operations, net of tax	—	—	—	50.0

Income before cumulative effect adjustment	215.9	98.8	684.3	345.0
Cumulative effect adjustment, net of tax (Note 4)	—	—	—	(2,965.7)

Net income (loss)	$215.9	$98.8	$684.3	$(2,620.7)

Earnings (loss) per common share (Note 3):
Basic:
Income from continuing operations	$1.41	$.66	$4.49	$1.99
Income from discontinued operations, net of tax	—	—	—	.34

Income before cumulative effect adjustment	1.41	.66	4.49	2.33
Cumulative effect adjustment, net of tax	—	—	—	(20.02)

Net income (loss)	$1.41	$.66	$4.49	$(17.69)

Diluted:
Income from continuing operations	$1.35	$.64	$4.33	$1.93
Income from discontinued operations, net of tax	—	—	—	.33

Income before cumulative effect adjustment	1.35	.64	4.33	2.26
Cumulative effect adjustment, net of tax	—	—	—	(19.45)

Net income (loss)	$1.35	$.64	$4.33	$(17.19)

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions, except share data)	2003	2002

Assets
Current assets:
Cash and cash equivalents	$1,780.3	$1,802.9
Investment securities	14,616.4	14,013.5
Other investments	321.1	358.0
Premiums receivable, net	389.0	392.0
Other receivables, net	348.2	286.2
Accrued investment income	217.6	214.3
Collateral received under securities loan agreements	910.4	969.0
Loaned securities	892.0	948.2
Deferred income taxes	251.1	311.3
Other current assets	190.7	163.9

Total current assets	19,916.8	19,459.3

Long-term investments	1,641.4	1,754.9
Mortgage loans	1,328.0	1,514.9
Investment real estate	287.8	308.8
Reinsurance recoverables	1,207.9	1,251.8
Goodwill, net	3,618.4	3,618.4
Other acquired intangible assets, net	508.8	546.9
Property and equipment, net	274.3	244.8
Deferred income taxes	510.4	472.5
Other long-term assets	347.5	211.0
Separate Accounts assets	11,414.0	10,664.2

Total assets	$41,055.3	$40,047.5

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,899.0	$2,194.1
Future policy benefits	710.4	778.1
Unpaid claims	642.6	590.0
Unearned premiums	137.4	184.1
Policyholders’ funds	1,098.4	1,072.2
Collateral payable under securities loan agreements	910.4	969.0
Income taxes payable	251.4	322.5
Accrued expenses and other current liabilities	2,194.5	1,608.8

Total current liabilities	7,844.1	7,718.8

Future policy benefits	8,257.2	8,333.3
Unpaid claims	1,173.2	1,177.8
Policyholders’ funds	1,589.1	1,867.3
Long-term debt	1,626.7	1,633.2
Other long-term liabilities	1,459.0	1,672.9
Separate Accounts liabilities	11,414.0	10,664.2

Total liabilities	33,363.3	33,067.5

Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 750,163,322 shares authorized, 152,569,235 shares issued and outstanding in 2003; 756,277,772 shares authorized, 149,966,082 shares issued and outstanding in 2002)	4,058.6	4,070.9
Accumulated other comprehensive loss	(424.3)	(470.4)
Retained earnings	4,057.7	3,379.5

Total shareholders’ equity	7,692.0	6,980.0

Total liabilities and shareholders’ equity	$41,055.3	$40,047.5

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
		Common Stock and	Income (Loss)
		Additional	Net Unrealized	Foreign	Derivatives	Minimum
(Millions, except share data)		Paid-in	Gains on	Currency	Gains	Pension	Retained
Nine Months Ended September 30, 2003	Total	Capital	Securities	Gains	(Losses)	Liability	Earnings

Balances at December 31, 2002	$6,980.0	$4,070.9	$282.0	$5.5	$(2.7)	$(755.2)	$3,379.5
Comprehensive income:
Net income	684.3						684.3
Other comprehensive income, net of tax:
Net unrealized gains on securities ($67.4 pretax) (1)	43.8		43.8
Net foreign currency gains ($2.8 pretax)	1.8			1.8
Net derivative gains ($.8 pretax)	.5				.5

Other comprehensive income	46.1

Total comprehensive income	730.4

Common shares issued for benefit plans (8,717,603 shares)	338.5	338.5
Repurchase of common shares (6,114,450 shares)	(350.8)	(350.8)
Common stock dividends	(6.1)						(6.1)

Balances at September 30, 2003	$7,692.0	$4,058.6	$325.8	$7.3	$(2.2)	$(755.2)	$4,057.7

Nine Months Ended September 30, 2002
Balances at December 31, 2001	$9,890.3	$3,913.8	$66.6	$5.0	$(3.1)	$—	$5,908.0
Comprehensive loss:
Net loss	(2,620.7)						(2,620.7)
Other comprehensive income, net of tax:
Net unrealized gains on securities ($279.5 pretax) (1)	181.7		181.7
Net foreign currency gains ($.4 pretax)	.3			.3
Net derivative gains ($.4 pretax)	.3				.3

Other comprehensive income	182.3

Total comprehensive loss	(2,438.4)

Common shares issued for benefit plans (8,690,377 shares)	299.6	299.6
Repurchase of common shares (2,415,431 shares)	(116.4)	(116.4)
Common stock dividends	(6.0)						(6.0)

Balances at September 30, 2002	$7,629.1	$4,097.0	$248.3	$5.3	$(2.8)	$—	$3,281.3

(1)	Net of reclassification adjustments. (Refer to Note 6.)

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

(Millions)	2003	2002

Cash flows from operating activities:
Net income (loss)	$684.3	$(2,620.7)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cumulative effect adjustment	—	2,965.7
Income from discontinued operations	—	(50.0)
Severance and facilities charge	—	116.0
Physician class action settlement charge	115.4	—
Amortization of other acquired intangible assets	38.1	118.1
Depreciation and other amortization	110.1	126.0
Amortization of net investment premium	39.0	12.8
Net realized capital gains	(49.8)	(57.6)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(3.3)	15.4
Decrease in premiums due and other receivables	57.5	190.4
Net change in income taxes	(44.4)	27.1
Net change in other assets and other liabilities	(372.7)	(135.4)
Net decrease in health care and insurance liabilities	(538.0)	(974.7)
Other, net	(45.9)	8.5

Net cash used for operating activities	(9.7)	(258.4)

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	9,359.6	11,683.0
Equity securities	49.8	249.0
Mortgage loans	489.7	391.8
Investment real estate	81.7	5.9
Other investments	1,914.9	2,575.6
Cost of investments in:
Debt securities available for sale	(9,774.6)	(11,088.1)
Equity securities	(7.2)	(115.9)
Mortgage loans	(177.2)	(188.9)
Investment real estate	(58.7)	(14.2)
Other investments	(1,315.1)	(2,301.1)
Increase in property and equipment	(168.1)	(114.4)

Net cash provided by investing activities	394.8	1,082.7

Cash flows from financing activities:
Deposits and interest credited for investment contracts	75.5	98.8
Withdrawals of investment contracts	(385.5)	(486.4)
Repayment of short-term debt	—	(109.7)
Common shares issued under benefit plans	248.2	225.4
Common shares repurchased	(335.9)	(116.4)
Other, net	(10.0)	—

Net cash used for financing activities	(407.7)	(388.3)

Net (decrease) increase in cash and cash equivalents	(22.6)	436.0
Cash and cash equivalents, beginning of period	1,802.9	1,398.2

Cash and cash equivalents, end of period	$1,780.3	$1,834.2

Supplemental cash flow information:
Interest paid	$94.8	$104.9
Income taxes paid	436.8	80.1

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

2.     Significant Accounting Policies

New Accounting Standards

Accounting and Disclosure of Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), modifying the recognition and disclosure requirements of a company’s guarantee arrangements. Effective January 1, 2003, FIN 45 requires a company that modifies existing or enters into guarantee arrangements to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires disclosure of all guarantees, regardless of when the guarantee originated, effective December 31, 2002 (Refer to Note 20 of Notes to Consolidated Financial Statements in Aetna’s 2002 Annual Report on Form 10-K). The adoption of the accounting provisions of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

Accounting for Costs Associated with Exit or Disposal Activities

In July 2002, the FASB issued Financial Accounting Standard (“FAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard, effective for actions initiated after December 31, 2002, supercedes previous accounting guidance and requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of FAS No. 146 did not have a material impact on the Company’s financial position or results of operations.

Accounting for Variable Interest Entities (“VIE”)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation requires the Company to consolidate a VIE (formerly referred to as a special purpose entity) if the entity meets certain criteria and the Company is considered the primary beneficiary of the VIE (such as where the Company has a direct or indirect ability to make significant decisions of the entity or the obligation to absorb a majority of the entity’s expected losses or gains). FIN 46 also requires additional disclosure of the Company’s relationship with a VIE whether or not the Company is a primary beneficiary.

The Company does not have any material relationships with VIEs which would require consolidation. The Company is currently reviewing whether it has relationships with certain real estate partnerships that may be considered VIEs, and therefore, would require disclosure. The FASB is currently deliberating the proper application of FIN 46 to certain entities and has delayed the FIN 46 effective date for investments that were in existence prior to February 1, 2003 from the third quarter of 2003 to the fourth quarter of 2003. The Company records the amount of its investment in these partnerships as an asset on its Consolidated Balance Sheet and recognizes its share of partnership income or losses in earnings. The Company’s maximum exposure to loss as a result of its investment in these partnerships is its investment balance at September 30, 2003 of approximately $131 million and the risk of recapture of tax credits previously recognized, which the Company does not believe is significant. The partnerships construct, own and manage low-income housing developments and have total assets of approximately $1.3 billion as of September 30, 2003.

Effective September 15, 2003, the Company’s leasing program with an independent third party grantor trust (primarily for the lease of a corporate aircraft and certain office furniture), accounted for as an operating lease under previous accounting standards, was terminated, and the Company purchased those assets for cash. The Company would have been required to consolidate this grantor trust in accordance with the new requirements of FIN 46, effective for the fourth quarter of 2003.

Accounting for Derivatives

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities”, which amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Instruments.” FAS No. 149, is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. FAS No. 149 amends and clarifies the definition of a derivative, expands the nature of exemptions from FAS No. 133, clarifies the application of hedge accounting when using certain instruments, clarifies the application of FAS No. 133 to embedded derivatives and modifies the cash flow presentation of derivative instruments containing financing elements. The implementation of FAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

Stock-Based Compensation

At September 30, 2003, the Company had various stock-based employee incentive plans, which are described more fully in Note 14 in Aetna’s 2002 Annual Report on Form 10-K. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table illustrates the pro forma net income (loss) and pro forma earnings (loss) per share as if the Company had applied the fair value based method of accounting to all awards of stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions, except per common share data)	2003	2002	2003	2002

Net income (loss), as reported	$215.9	$98.8	$684.3	$(2,620.7)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	7.2	11.3	29.3	21.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16.4)	(19.6)	(59.9)	(44.9)

Pro forma net income (loss)	$206.7	$90.5	$653.7	$(2,644.1)

Earnings (loss) per common share:
Basic — as reported	$1.41	$.66	$4.49	$(17.69)
Basic — pro forma	1.35	.60	4.29	(17.85)

Diluted — as reported	1.35	.64	4.33	(17.19)
Diluted — pro forma	1.29	.59	4.13	(17.34)

3.     Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Income	Shares	Per Common
Three Months Ended September 30, (Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

2003
Basic EPS:
Income from continuing operations	$215.9	153.5	$1.41

Effect of dilutive securities:
Stock options and other (1)		6.8

Diluted EPS:
Income from continuing operations and assumed conversions	$215.9	160.3	$1.35

2002
Basic EPS:
Income from continuing operations	$98.8	150.5	$.66

Effect of dilutive securities:
Stock options and other (2)		4.6

Diluted EPS:
Income from continuing operations and assumed conversions	$98.8	155.1	$.64

(1)	Options to purchase shares of common stock for the three months ended September 30, 2003 of .1 million shares (with exercise prices ranging from $60.20 to $68.49) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the three months ended September 30, 2002 of 3.2 million shares (with exercise prices ranging from $42.09 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

Nine Months Ended September 30,	Income	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

2003
Basic EPS:
Income from continuing operations	$684.3	152.5	$4.49

Effect of dilutive securities:
Stock options and other (1)		5.5

Diluted EPS:
Income from continuing operations and assumed conversions	$684.3	158.0	$4.33

2002
Basic EPS:
Income from continuing operations	$295.0	148.2	$1.99

Effect of dilutive securities:
Stock options and other (2)		4.3

Diluted EPS:
Income from continuing operations and assumed conversions	$295.0	152.5	$1.93

(1)	Options to purchase shares of common stock for the nine months ended September 30, 2003 of .2 million shares (with exercise prices ranging from $54.21 to $68.49) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the nine months ended September 30, 2002 of 7.3 million shares (with exercise prices ranging from $41.52 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

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

Other acquired intangible assets at September 30, 2003 and December 31, 2002 were as follows:

		Accumulated		Amortization
September 30, 2003 (Millions)	Cost	Amortization	Net Balance	Period (Years)

Other acquired intangible assets:
Provider networks	$677.2	$190.2	$487.0	20 - 25
Customer lists	919.0	897.3	21.7	5 - 7
Other	69.2	69.1	.1	3 - 5

Total other acquired intangible assets	$1,665.4	$1,156.6	$508.8

December 31, 2002
Other acquired intangible assets:
Provider networks	$677.2	$169.3	$507.9	20 - 25
Customer lists	919.0	880.2	38.8	5 - 7
Other	69.2	69.0	.2	3 - 5

Total other acquired intangible assets	$1,665.4	$1,118.5	$546.9

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2004	$42.5
2005	29.4
2006	27.8
2007	27.8
2008	27.8

5.	Investments

Investment securities at September 30, 2003 and December 31, 2002 were as follows:

	September 30,	December 31,
(Millions)	2003	2002

Debt securities available for sale	$14,237.7	$13,379.1
Equity securities	34.7	29.1
Other investment securities	344.0	605.3

Total investment securities	$14,616.4	$14,013.5

Net investment income includes amounts related to experience-rated contractholders of $42 million and $52 million for the three months ended September 30, 2003 and 2002, respectively, and $127 million and $155 million for the nine months ended September 30, 2003 and 2002, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains related to experience-rated contractholders of $9 million and $5 million for the three months ended September 30, 2003 and 2002, respectively, and $41 million and $8 million for the nine months ended September 30, 2003 and 2002, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds.

At September 30, 2003 and December 31, 2002, accrued expenses and other current liabilities include outstanding investment purchases payable of approximately $596 million and approximately $129 million, respectively.

6. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Nine Months
	Ended September 30,

(Millions)	2003	2002

Net unrealized holding gains arising during the period (1)	$55.6	$189.5
Less: reclassification adjustment for net gains and other items included in net income (loss) (2)	11.8	7.8

Net unrealized gains on securities	$43.8	$181.7

(1)	Pretax net unrealized holding gains arising during the period were $85.5 million and $291.5 million for the nine months ended September 30, 2003 and 2002, respectively.

(2)	Pretax reclassification adjustments for net gains and other items included in net income (loss) were $18.1 million and $12.0 million for the nine months ended September 30, 2003 and 2002, respectively.

7. Severance and Facilities Charges

In the third quarter of 2002, the Company recorded an after-tax severance and facilities charge of $58 million ($89 million pretax) related to the implementation of ongoing initiatives intended to improve the Company’s overall future performance (the “Third Quarter 2002 Charge”). These initiatives included further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge consists of two types of costs: those that relate to actions under a plan for the involuntary termination of approximately 2,750 employee positions (primarily customer service, plan sponsor services, patient management, sales, network management and certain Group Insurance related positions), representing $81 million pretax of this charge, and those actions that relate to an exit plan with respect to certain leased facilities representing $8 million pretax of this charge. The facilities portion represents the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company related to certain leased facilities, or portions of such facilities, that will be vacated. Severance actions and the vacating of leased facilities relating to the Third Quarter 2002 Charge were completed by September 30, 2003. The remaining lease payments (net of expected sublease rentals) on these vacated facilities are payable over approximately the next seven years.

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

	Third Quarter		Fourth Quarter
	2002 Charge		2002 Charge

(Millions, pretax)	Reserve (1)	Positions	Reserve (2)	Positions

Balance at June 30, 2002	$—	—	$—	—
Reserve additions	89.0	2,744	—	—
Actions taken	(26.8)	(826)	—	—

Balance at September 30, 2002	62.2	1,918	—	—
Reserve additions	—	—	45.0	678
Actions taken	(46.0)	(979)	(21.6)	(321)

Balance at December 31, 2002	16.2	939	23.4	357
Actions taken	(8.3)	(207)	(.8)	(42)

Balance at March 31, 2003	7.9	732	22.6	315
Actions taken	(5.5)	(205)	(9.3)	(74)

Balance at June 30, 2003	2.4	527	13.3	241
Actions taken	(2.4)	(306)	(6.2)	(54)

Balance at September 30, 2003	$—	221 (3)	$7.1	187

(1)	Actions taken relating to the Third Quarter 2002 Charge include severance-related actions and vacating of certain leased facilities of $25.4 million and $1.4 million for the third quarter 2002, respectively, $45.2 million and $.8 million for the fourth quarter 2002, respectively, $3.1 million and $5.2 million for the first quarter 2003, respectively, and $4.9 million and $.6 million for the second quarter 2003, respectively. Actions taken in the third quarter of 2003 related to the Third Quarter 2002 Charge were all severance related.

(2)	Actions taken relating to the Fourth Quarter 2002 Charge were all severance related for the fourth quarter 2002 and first quarter 2003. In addition, actions taken relating to the Fourth Quarter 2002 Charge include severance-related actions and vacating of certain leased facilities of $.9 million and $8.4 million for the second quarter 2003, respectively, and $1.8 million and $4.4 million for the third quarter 2003, respectively.

(3)	The Company has eliminated substantially all of the positions expected under the Company’s plans for involuntary termination related to the Third Quarter 2002 Charge and considers this plan complete.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 2003, the receivable from continuing products, net of related deferred taxes payable of $103 million on the accrued interest income, was $371 million. At December 31, 2002, the receivable from continuing products, net of related deferred taxes payable of $96 million on accrued interest income, was $357 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and nine months ended September 30, 2003 and 2002 were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended September 30, 2003	Results	Future Losses	Net(1)

Net investment income	$83.1	$—	$83.1
Net realized capital gains	30.0	(30.0)	—
Interest earned on receivable from continuing products	7.1	—	7.1
Other income	9.2	—	9.2

Total revenue	129.4	(30.0)	99.4

Current and future benefits	92.8	4.0	96.8
Operating expenses	2.6	—	2.6

Total benefits and expenses	95.4	4.0	99.4

Results of discontinued products	$34.0	$(34.0)	$—

Three months ended September 30, 2002
Net investment income	$82.4	$—	$82.4
Net realized capital gains	19.7	(19.7)	—
Interest earned on receivable from continuing products	6.7	—	6.7
Other income	9.1	—	9.1

Total revenue	117.9	(19.7)	98.2

Current and future benefits	96.8	(1.8)	95.0
Operating expenses	3.2	—	3.2

Total benefits and expenses	100.0	(1.8)	98.2

Results of discontinued products	$17.9	$(17.9)	$—

(1)	Amounts are reflected in the September 30, 2003 and 2002 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

		Charged (Credited)
		to Reserve for
Nine months ended September 30, 2003	Results	Future Losses	Net(1)

Net investment income	$251.8	$—	$251.8
Net realized capital gains	100.7	(100.7)	—
Interest earned on receivable from continuing products	21.0	—	21.0
Other income	35.3	—	35.3

Total revenue	408.8	(100.7)	308.1

Current and future benefits	281.1	19.0	300.1
Operating expenses	8.0	—	8.0

Total benefits and expenses	289.1	19.0	308.1

Results of discontinued products	$119.7	$(119.7)	$—

Nine months ended September 30, 2002
Net investment income	$285.6	$—	$285.6
Net realized capital losses	(7.9)	7.9	—
Interest earned on receivable from continuing products	20.0	—	20.0
Other income	21.7	—	21.7

Total revenue	319.4	7.9	327.3

Current and future benefits	297.4	20.3	317.7
Operating expenses	9.6	—	9.6

Total benefits and expenses	307.0	20.3	327.3

Results of discontinued products	$12.4	$(12.4)	$—

(1)	Amounts are reflected in the September 30, 2003 and 2002 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 2003 and December 31, 2002 were as follows (1):

	September 30,	December 31,
(Millions)	2003	2002

Assets:
Debt securities available for sale	$3,678.8	$3,481.0
Equity securities	46.5	73.4
Mortgage loans	647.1	763.2
Investment real estate	77.8	95.0
Loaned securities	205.0	167.1
Other investments (2)	430.9	505.7

Total investments	5,086.1	5,085.4
Collateral received under securities loan agreements	209.4	170.8
Current and deferred income taxes	127.1	94.4
Receivable from continuing products (3)	474.1	453.1

Total assets	$5,896.7	$5,803.7

Liabilities:
Future policy benefits	$4,251.8	$4,361.1
Policyholders’ funds	37.6	82.9
Reserve for anticipated future losses on discontinued products	1,022.6	902.9
Collateral payable under securities loan agreements	209.4	170.8
Other liabilities	375.3	286.0

Total liabilities	$5,896.7	$5,803.7

(1)	Assets supporting discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $6.4 million and $68.3 million at September 30, 2003 and December 31, 2002, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products was eliminated in consolidation.

At September 30, 2003 and December 31, 2002, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2003 was as follows (pretax):

(Millions)

Reserve at December 31, 2002	$902.9
Operating loss	(7.3)
Net realized capital gains	100.7
Mortality and other	26.3

Reserve at September 30, 2003	$1,022.6

Management reviews the adequacy of the reserve for anticipated future losses on discontinued products quarterly. The reserve was found to be adequate, and no release or charge was required for the third quarter of 2003.

9. Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains and losses, as of each fiscal quarter end. At September 30, 2003, the Company met its required minimum level of $5.2 billion. The Company is also required to maintain its ratio of consolidated total debt to consolidated earnings as of each fiscal quarter end at or below 3.0. For this purpose, consolidated earnings equals, for the period of four consecutive quarters, net income plus interest expense, income tax expense, depreciation expense, amortization expense, certain excluded charges, the goodwill impairment resulting from the adoption of FAS No. 142, and any extraordinary gains or losses. The Company met this requirement at September 30, 2003. Refer to Aetna’s 2002 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

10. Capital Stock

On June 28, 2002, the Board authorized a share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million). Under this authorization, the Company repurchased 4.8 million shares of common stock at a cost of $250 million (3.3 million shares of common stock at a cost of $189 million were repurchased during the first six months of 2003), completing this share repurchase program. On June 27, 2003, the Board authorized a new share repurchase program for the repurchase of up to 7.5 million shares of common stock (not to exceed an aggregate purchase price of $500 million). During the third quarter of 2003, the Company repurchased 2.8 million shares of common stock at a cost of $162 million under this authorization.

On February 27, 2003, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 5 million stock options to purchase common shares of the Company at $41.88 per share. During the nine months ended September 30, 2003, the Company issued 8.7 million shares of common stock for benefit plans, including 8.2 million shares related to stock option exercises.

On September 26, 2003, the Board declared an annual cash dividend of $.04 per common share to shareholders of record at the close of business on November 14, 2003. The dividend will be paid on December 1, 2003.

Under the Aetna Employee Stock Purchase Plan (the “ESPP”), 6.3 million of the Company’s common shares are reserved at September 30, 2003 for purchase by eligible employees in accordance with the ESPP’s provisions. Contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period. A six-month accumulation period commenced on January 3, 2003 and ended on June 20, 2003. The purchase price for this offering was at a 10% discount from the lesser of the stock’s fair market value on January 3, 2003 or June 20, 2003. In June 2003, approximately 97,000 shares of common stock were purchased under the ESPP at the purchase price of $38.10 per share. On July 3, 2003, another six-month accumulation period commenced. This accumulation period ends on December 19, 2003 and the purchase price for this offering is at a 10% discount from the lesser of the stock’s fair market value on July 3, 2003 or December 19, 2003.

11. Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, as calculated at September 30, 2003, the amount of dividends that may be paid through the end of 2003 to Aetna by its domestic insurance and HMO subsidiaries without prior approval by state regulatory authorities is approximately $330 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders. At September 30, 2003, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries, reflecting intercompany eliminations, was $3.7 billion. At December 31, 2002, such surplus was $3.6 billion.

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

13. Segment Information

Summarized financial information for the Company’s principal operations for the three and nine months ended September 30, was as follows:

(Millions)		Group	Large Case	Corporate	Total
Three months ended September 30,	Health Care	Insurance	Pensions	Interest	Company

2003
Revenues from external customers	$3,765.8	$376.9	$44.8	$—	$4,187.5
Net investment income	57.6	62.8	147.7	—	268.1

Total revenue, excluding net realized capital gains	$3,823.4	$439.7	$192.5	$—	$4,455.6

Operating earnings (loss) (1)	$179.3	$33.4	$11.0	$(16.6)	$207.1
Net realized capital gains, net of tax	3.0	5.4	.4	—	8.8

Net income (loss)	$182.3	$38.8	$11.4	$(16.6)	$215.9

2002
Revenues from external customers	$4,091.8	$370.8	$66.0	$—	$4,528.6
Net investment income	76.0	69.5	151.2	—	296.7

Total revenue, excluding net realized capital gains (losses)	$4,167.8	$440.3	$217.2	$—	$4,825.3

Operating earnings (loss) (1)	$127.9	$38.2	$3.9	$(18.5)	$151.5
Other items (2)	(55.6)	(2.3)	—	—	(57.9)
Net realized capital gains (losses), net of tax	9.6	(5.8)	1.4	—	5.2

Net income (loss)	$81.9	$30.1	$5.3	$(18.5)	$98.8

(1)	Operating earnings (loss) from continuing operations is comprised of income from continuing operations excluding net realized capital gains or losses and other items discussed below. While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	The other items excluded from operating earnings for the three months ended September 30, 2002 consist of a severance and facilities charge of $57.9 million after tax, including $55.6 million after tax in the Health Care segment and $2.3 million after tax in the Group Insurance segment.

(Millions)		Group	Large Case	Corporate	Discontinued	Total
Nine months ended September 30,	Health Care	Insurance	Pensions	Interest	Operations	Company

2003
Revenues from external customers	$11,242.9	$1,153.4	$138.1	$—	$—	$12,534.4
Net investment income	182.0	197.6	437.8	—	—	817.4

Total revenue, excluding net realized capital gains	$11,424.9	$1,351.0	$575.9	$—	$—	$13,351.8

Operating earnings (loss) (1)	$648.3	$101.4	$27.2	$(50.0)	$—	$726.9
Other item (2)	(75.0)	—	—	—	—	(75.0)
Net realized capital gains, net of tax	16.9	9.0	6.5	—	—	32.4

Net income (loss)	$590.2	$110.4	$33.7	$(50.0)	$—	$684.3

2002
Revenues from external customers	$12,872.9	$1,112.7	$185.5	$—	$—	$14,171.1
Net investment income	226.2	204.5	501.6	—	—	932.3

Total revenue, excluding net realized capital gains (losses)	$13,099.1	$1,317.2	$687.1	$—	$—	$15,103.4

Operating earnings (loss) (1)	$240.9	$107.5	$17.1	$(57.8)	$—	$307.7
Other items (3)	(53.3)	(2.3)	5.4	—	—	(50.2)
Net realized capital gains (losses), net of tax	40.3	(5.6)	2.8	—	—	37.5

Income (loss) from continuing operations	227.9	99.6	25.3	(57.8)	—	295.0
Income from discontinued operations, net of tax (4)	—	—	—	—	50.0	50.0
Cumulative effect adjustment, net of tax	(2,965.7)	—	—	—	—	(2,965.7)

Net income (loss)	$(2,737.8)	$99.6	$25.3	$(57.8)	$50.0	$(2,620.7)

(1)	Operating earnings (loss) from continuing operations is comprised of income from continuing operations excluding net realized capital gains or losses and other items discussed below. While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	The other item excluded from operating earnings for the nine months ended September 30, 2003 is the $75 million after-tax charge in the second quarter of 2003 in the Health Care segment related to the Physician Class Action Settlement. Refer to Note 14 for further discussion.

(3)	The other items excluded from operating earnings for the nine months ended September 30, 2002 consist of a $19.8 million income tax benefit resulting from the release of state income tax related reserves in connection with the favorable conclusion of several state tax audits in the Health Care segment, severance and facilities charges of $75.4 million after tax (consisting of $73.1 million after tax in the Health Care segment and $2.3 million after tax in the Group Insurance segment) and $5.4 million after tax from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

(4)	The Company released $50.0 million of federal income tax reserves resulting from the resolution of several Internal Revenue Service audit issues during the first quarter of 2002 that related to the property and casualty insurance business of one of Aetna’s predecessors.

14. Commitments and Contingent Liabilities

As discussed in Aetna’s 2002 Annual Report on Form 10-K, the Company recognized $60 million pretax as a realized capital gain during the second quarter of 2002, which was the final installment of contingent consideration under a long-term strategic provider relationship with Magellan Health Services Inc. (“Magellan”). This amount was due in February 2003 but was not paid. Magellan filed for protection under Chapter 11 of the Federal Bankruptcy Code on March 11, 2003, and announced plans to reorganize and restructure its financial obligations, including paying the Company $15 million and providing an approximately $45 million interest-bearing promissory note at the effectiveness of the bankruptcy proceedings. The Company has extended its agreement with Magellan to continue providing behavioral health services to the Company’s members through December 31, 2005 in connection with a new strategic focus for its behavioral health programs designed to optimize service and improve access to care for members through a closer integration of behavioral and medical health care. As part of the agreement, Magellan will establish three dedicated business sites designed solely to serve the Company’s members and focus on clinical and network management. In addition, under the terms of the agreement, the Company may choose to either further extend the contract with Magellan through December 31, 2006 or purchase the dedicated business units on or after December 31, 2005, subject to acceleration in certain circumstances. The agreement is subject to the successful completion of Magellan’s restructuring and other customary conditions. On April 23, 2003, the U.S. Bankruptcy Court for the Southern District of New York approved the agreement. On October 8, 2003, the bankruptcy court confirmed Magellan’s plans to reorganize. Accordingly, Magellan has announced that it anticipates emerging from Chapter 11 bankruptcy upon the conclusion of certain administrative tasks which it expects to complete in the fourth quarter of 2003.

Litigation

Managed Care Class Action Litigation

Since 1999, the Company has been involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies (the “Managed Care Class Action Litigation”).

The Judicial Panel on Multi-district Litigation transferred all of the federal actions, including several actions originally filed in state courts, to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The Florida Federal Court created a separate track for all cases brought on behalf of health care providers (the “Provider Cases”).

Thirteen Provider Cases currently are pending in the Florida Federal Court, and similar actions are pending in Louisiana state court, on behalf of purported classes of physicians. These Provider Cases allege generally that the Company and each of the other defendant managed care organizations employ coercive economic power to force physicians to enter into economically unfavorable contracts, impose unnecessary administrative burdens on providers and improperly deny claims in whole or in part, and that the defendants do not pay claims timely or do not pay claims at proper rates. These Provider Cases further charge that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. These actions allege violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines and seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

On September 26, 2002, the Florida Federal Court issued an order certifying a global RICO class and certain sub-classes in the action brought by Charles B. Shane, M.D., the matter it has designated as the lead physician Provider Case. Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was approved by the Florida Federal Court on October 24, 2003. The Company anticipates that the Physician Settlement Agreement will result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

A Provider Case brought on behalf of the American Dental Association makes similar allegations on behalf of a purported class of dentists. On August 19, 2003 the Company and representatives of approximately 15,000 dentists announced that they have signed an agreement (the “Dentist Settlement Agreement”) settling the dentist action. This agreement is subject to approval by the Florida Federal Court.

Three Provider Cases filed in May and June, 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases. Two of these new Provider Cases have been transferred, and the third has been conditionally transferred, to the Florida Federal Court. The Company intends to defend each of these new Provider Cases vigorously.

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

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, intellectual property and other litigation in its health care business. Some of these other lawsuits are purported to be class actions.

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

Independent Accountants’ Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2003, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Hartford, Connecticut October 29, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries as of September 30, 2003 and December 31, 2002 and its results of operations for the three and nine months ended September 30, 2003 and 2002. This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements and other data presented herein as well as the MD&A contained in the Company’s 2002 Annual Report on Form 10-K.

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

Management

In June 2003, the employment term of John W. Rowe, M.D., Chairman and Chief Executive Officer was extended to December 31, 2006. In September 2003, David B. Kelso, Executive Vice President of Strategy and Finance, left the Company. Also, in September 2003, Timothy A. Holt, Senior Vice President and Chief Investment Officer, became a member of the Office of the Chairman, the Company’s senior decision-making group. The Office of the Chairman includes John W. Rowe, M.D., Chairman and Chief Executive Officer, Ronald A. Williams, President, L. Edward Shaw, Jr., Executive Vice President and General Counsel, and Mr. Holt. Mr. Shaw will retire at the end of 2003.

Physician Class Action Settlement

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into a settlement agreement resolving a national class action pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”), as well as multiple state court actions filed against the Company (the “Physician Class Action Settlement”). The settlement was approved by the Florida Federal Court on October 24, 2003. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) in connection with the Physician Class Action Settlement, net of an estimated insurance recoverable of $72 million pretax. Refer to Note 14 of Condensed Notes to Consolidated Financial Statements for further discussion.

Consolidated Results

The Company reported net income of $216 million for the three months ended September 30, 2003, compared to $99 million for the corresponding period in 2002. Net income per diluted common share for the three months ended September 30, 2003 was $1.35, compared with $.64 for the corresponding period in 2002. For the three months ended September 30, 2003, net income includes net realized capital gains of $9 million. For the three months ended September 30, 2002, net income includes a severance and facilities charge of $58 million and net realized capital gains of $5 million.

The Company reported income from continuing operations of $684 million for the nine months ended September 30, 2003 compared to $295 million for the corresponding period in 2002. Income from continuing operations per diluted common share for the nine months ended September 30, 2003 was $4.33, compared with $1.93 for the corresponding period in 2002. For the nine months ended September 30, 2003, income from continuing operations includes the $75 million charge in the Health Care segment (included in other operating expenses) related to the Physician Class Action Settlement discussed above and net realized capital gains of $32 million. For the nine months ended September 30, 2002, results include a $20 million income tax benefit resulting from the release of state income tax related reserves in connection with the favorable conclusion of several state tax audits, a severance and facilities charge of $75 million, a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $5 million and net realized capital gains of $38 million. The Company reported a net loss of $2.6 billion for the nine months ended September 30, 2002 which includes income from discontinued operations of $50 million and a cumulative effect adjustment of approximately $3 billion relating to the Company’s impairment of goodwill upon adoption of Financial Accounting Standard (“FAS”) No. 142, Goodwill and Other Intangible Assets.

HEALTH CARE

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2003	2002	% Change	2003	2002	% Change

Premiums:
Commercial Risk (1)	$3,078.5	$3,391.4	(9.2)%	$9,168.3	$10,715.1	(14.4)%
Medicare HMO	223.2	245.1	(8.9)	678.5	774.4	(12.4)
Medicaid	—	(1.0)	100.0	—	8.3	(100.0)

Total premiums	3,301.7	3,635.5	(9.2)	9,846.8	11,497.8	(14.4)

Administrative services contract fees	460.6	450.9	2.2	1,388.7	1,361.5	2.0
Net investment income	57.6	76.0	(24.2)	182.0	226.2	(19.5)
Other income	3.5	5.4	(35.2)	7.4	13.6	(45.6)
Net realized capital gains	4.7	13.8	(65.9)	26.0	62.0	(58.1)

Total revenue	3,828.1	4,181.6	(8.5)	11,450.9	13,161.1	(13.0)

Health care costs (2)	2,598.0	2,953.2	(12.0)	7,519.3	9,591.1	(21.6)
Salaries and related benefits	505.5	552.5	(8.5)	1,552.9	1,615.5	(3.9)
Other operating expenses	423.3	450.3	(6.0)	1,404.0	1,419.5	(1.1)
Amortization of other acquired intangible assets	12.7	19.8	(35.9)	38.1	118.1	(67.7)
Severance and facilities charges	—	85.4	(100.0)	—	112.4	(100.0)

Total benefits and expenses	3,539.5	4,061.2	(12.8)	10,514.3	12,856.6	(18.2)

Income before income taxes and cumulative effect adjustment	288.6	120.4	139.7	936.6	304.5	—
Income taxes	106.3	38.5	176.1	346.4	76.6	—
Cumulative effect adjustment, net of tax	—	—	—	—	(2,965.7)	100.0

Net income (loss)	$182.3	$81.9	122.6%	$590.2	$(2,737.8)	—%

Net realized capital gains, net of tax (included above)	$3.0	$9.6	(68.8)%	$16.9	$40.3	(58.1)%

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.

(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 10.5% and 11.1% for the three and nine months ended September 30, 2003, compared to 10.6% and 11.3% for the corresponding periods in 2002.

Results

Health Care’s net income for the three and nine months ended September 30, 2003 was $182 million and $590 million, respectively, compared to net income of $82 million and a net loss of $2.7 billion for the corresponding periods in 2002. The table presented below identifies certain items which, although they may recur, are excluded from net income or loss to arrive at operating earnings, and reconciles operating earnings to net income or loss reported in accordance with accounting principles generally accepted in the United States of America. Management believes excluding these items to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

Capital gains and losses arise from various types of transactions that arise in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers, and are not directly related to the core performance of the Company’s business operations. The Physician Class Action Settlement relates to the settlement of significant litigation not in the ordinary course of business and the cumulative effect adjustment relates to the Company’s previously announced goodwill impairment resulting from the implementation of a new accounting standard, neither of which reflects the underlying performance of the Company’s business. The severance and facilities charges represent an estimate of costs related to reductions of staff or exiting of facilities that are not direct expenses supporting ongoing business operations. The release of state income tax reserves was the result of the favorable conclusion of several state tax audits relating to prior periods, accordingly, this reserve release does not reflect the underlying performance of the Company’s business. The Company also displays medical cost ratios excluding changes to prior-period medical cost estimates as well as certain prior period contract matters to reflect the underlying health care costs and premiums within a period.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(Millions)	2003	2002	2003	2002

Net income (loss)	$182.3	$81.9	$590.2	$(2,737.8)
Other items included in net income (loss):
Net realized capital gains	(3.0)	(9.6)	(16.9)	(40.3)
Physician Class Action Settlement	—	—	75.0	—
Release of state income tax reserves	—	—	—	(19.8)
Severance and facilities charges	—	55.6	—	73.1
Cumulative effect adjustment	—	—	—	2,965.7

Operating earnings	$179.3	$127.9	$648.3	$240.9

Operating earnings for the three months ended September 30, 2003 reflect an increase of $51 million compared to the corresponding period in 2002. The increase in operating earnings is due primarily to a decrease in total operating expenses, including salaries and related benefits, reflecting lower membership levels and expense reduction initiatives, including workforce reductions, as well as lower performance-based compensation amounts, offset partially by higher pension costs. The increase in operating earnings also reflects improved margins as premium rate increases outpaced increases in per member medical costs for Commercial Risk. The increase in operating earnings was offset partially by lower results in Medicare HMO and a decrease in net investment income primarily due to lower limited partnership income and the lower interest rate environment. In addition, membership levels for the third quarter of 2003 were lower than in the corresponding period of 2002, resulting in both lower premiums and medical costs. Medical costs for the third quarter of 2003 reflect favorable development of prior period medical cost estimates of approximately $3 million after tax ($5 million pretax) related to Medicare HMO.

Operating earnings for the nine months ended September 30, 2003 reflect an increase of $407 million from the corresponding period in 2002. The increase in operating earnings is due primarily to improved margins as premium rate increases outpaced increases in per member medical costs for Commercial Risk, primarily Commercial HMO, as well as the favorable development of prior period medical cost estimates, primarily the approximate $107 million after tax reported in the first quarter of 2003. This increase in operating earnings was partially offset by lower Medicare HMO results due to increases in per member medical costs outpacing premium rate increases and a decrease in net investment income primarily due to the lower interest rate environment. In addition, membership levels for the nine months ended September 30, 2003 were lower than in the corresponding period of 2002, resulting in both lower premiums and medical costs.

Operating earnings for the nine months ended September 30, 2003 also reflect a decrease in total operating expenses (excluding the Physician Class Action Settlement), including salaries and related benefits, reflecting lower membership levels and expense reduction initiatives, including workforce reductions; a curtailment benefit of $22 million after tax ($34 million pretax) in the first quarter of 2003 related to the phase out of the retiree medical subsidy for active employees (refer to Note 12 of Condensed Notes to Consolidated Financial Statements for additional information); lower expenses for outside consultant services; and lower broker commissions, claim processing costs and premium taxes consistent with lower membership levels. The decrease in operating expenses was offset partially by higher pension costs, performance-based compensation due to the Company’s results achieved and an $18 million pretax expense associated with the exit of a real estate facility no longer being used in the Company’s operations.

Commercial Risk

Commercial Risk premiums decreased $313 million and $1.5 billion for the three and nine months ended September 30, 2003, respectively, when compared to the corresponding periods in 2002. These decreases reflect membership reductions, partially offset by premium rate increases on renewing business.

The Commercial Risk medical cost ratio (health care costs divided by premiums) was 78.2% for the three months ended September 30, 2003, compared to 81.3% for the corresponding period in 2002. There was no material net favorable or unfavorable development of prior period medical cost estimates for the three months ended September 30, 2003. Medical costs for the third quarter of 2002 reflect favorable development of prior period medical cost estimates of approximately $15 million pretax. Premiums for the three and nine months ended September 30, 2002 include a benefit of approximately $32 million pretax from the favorable resolution of prior period contract matters for a large customer. Excluding the favorable development of prior period medical cost estimates and the favorable resolution of prior period contract matters for a large customer, the Commercial Risk medical cost ratio was 82.5% for the three months ended September 30, 2002 (refer to the reconciliations of Commercial Risk premiums and health care costs below). The decrease in the medical cost ratio for the three months ended September 30, 2003, compared to the corresponding period in 2002, was the result of per member premium rate increases outpacing per member medical cost increases. Per member medical costs reflect a moderation in utilization trends, primarily pharmacy, physician, inpatient and outpatient services. The moderation in utilization trends has been positively impacted by a number of external factors, including the combined effect of the prolonged weak economy and benefit design changes on discretionary medical expenditures, along with the Company’s initiatives relating to provider contracting, disease management and case management, enhancements to pharmacy benefits management and underwriting discipline.

Three Months Ended
(Millions)	September 30, 2002

Commercial Risk premiums (included in premiums above)	$3,391.4
Adjustments: favorable resolution of prior period contract matters for a large customer	(32.0)

Adjusted Commercial Risk premiums	$3,359.4

Three Months Ended
(Millions)	September 30, 2002

Commercial Risk health care costs (included in total health care costs above)	$2,757.7
Adjustments: approximate favorable development of prior period medical cost estimates	15.0

Adjusted Commercial Risk health care costs	$2,772.7

The Commercial Risk medical cost ratio was 75.7% for the nine months ended September 30, 2003 compared to 83.6% for the corresponding period in 2002. The decrease reflects per member premium rate increases outpacing per member medical costs reflecting the moderation in utilization trends discussed above and the favorable development of prior period medical cost estimates reported in the first quarter of 2003.

Medicare HMO

Medicare HMO premiums decreased $22 million and $96 million for the three and nine months ended September 30, 2003, respectively, when compared to the corresponding period in 2002. This decrease reflects membership reductions, partially offset by increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services (“CMS”).

The Medicare HMO medical cost ratio was 85.8% for the three months ended September 30, 2003 compared to 79.3% for the corresponding period in 2002. Medical costs for the third quarter of 2003 reflect favorable development of prior period medical cost estimates of approximately $5 million pretax and for the third quarter of 2002 reflect favorable development of prior period medical cost estimates of approximately $12 million pretax. Excluding this development of prior period medical cost estimates, the Medicare HMO medical cost ratio was 88.0% and 84.2% for the three months ended September 30, 2003 and 2002, respectively (refer to the reconciliation of Medicare HMO health care costs below). The increase in the medical cost ratio for the three months ended September 30, 2003, compared to the corresponding period in 2002, reflects per member premium rate increases that were outpaced by increases in per member medical costs due primarily to higher utilization.

	Three Months Ended September 30,

(Millions)	2003	2002

Medicare HMO health care costs (included in total health care costs above)	$191.4	$194.4
Adjustments: approximate favorable development of prior period medical cost estimates	5.0	12.0

Adjusted Medicare HMO health care costs	$196.4	$206.4

The Medicare HMO medical cost ratio was 84.9% for the nine months ended September 30, 2003 compared to 80.9% for the corresponding period in 2002. This increase reflects per member premium rate increases that were outpaced by increases in per member medical costs due primarily to higher utilization.

The Company’s Medicare + Choice contracts with the federal government are renewable for a one-year period each January 1. In September 2003, the Company notified CMS of its intent to offer a Medicare + Choice option in all of the markets it served in 2003. In addition, as part of the CMS Medicare + Choice Demonstration Project, the Company expects to expand its open access Medicare + Choice plan (the Aetna Golden Choice™ Plan) by offering it for 2004 in two additional counties.

Health Care Costs Payable

Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Each quarter, the Company re-examines previously established health care costs payable estimates based on actual claim submissions and other changes in facts and circumstances. Changes in prior periods’ estimates represent the effect of favorable or unfavorable development of prior period medical cost estimates on current period results of operations, at each financial statement date. Decreases in prior period medical cost estimates reflect favorable development and increases in prior period medical cost estimates reflect unfavorable development. The Company consistently applies this methodology in determining health care costs payable in each period.

Health care costs payable is based on a number of factors, including those derived from historical claim experience. A large portion of health care claims are not submitted to the Company until after the end of the quarter in which services are rendered by providers to members. As a result, an extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of the estimates is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating health care costs payable at September 30, 2003 would cause these estimates to change in the near term, and such a change could be material.

Other Revenue

ASC fees for the three and nine months ended September 30, 2003 increased compared to the corresponding periods in 2002. This increase reflects an increase in rates, partially offset by lower ASC membership levels.

Net realized capital gains for the three and nine months ended September 30, 2003 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. Net realized capital gains for the three months ended September 30, 2002 include capital gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. These gains in the third quarter of 2002 were partially offset by capital losses primarily due to the write-down of certain investments in debt and equity securities as well as a write-down of the Company’s nominal investment in an internet technology-based connectivity company.

Net realized capital gains for the nine months ended September 30, 2002 include capital gains related to the Company’s 1997 sale of its behavioral health subsidiary, Human Affairs International (“HAI”) and net gains resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. The Company records capital gains relating to the HAI sale as they become realizable. Refer to “Behavioral Health Update” below for further information on the $60 million that was scheduled to be paid to the Company in February 2003 by the purchaser of HAI, Magellan Health Services, Inc. (“Magellan”), and Magellan’s current financial condition. These gains were partially offset by capital losses primarily due to the write-down of certain debt and equity securities, the final resolution of matters related to the prior year sale of certain subsidiaries, the write-down of the Company’s nominal investment in an internet technology-based connectivity company and losses from futures contracts.

Income Taxes

Health Care’s effective tax rate was 36.8% and 37.0% for the three and nine months ended September 30, 2003 compared to 32.0% and 25.2% for the corresponding periods in 2002. During the first quarter of 2002, the Company released approximately $20 million of state income tax related reserves as a result of the favorable conclusion of several state tax audits. Excluding this income tax benefit as well as amortization of other acquired intangible assets and net realized capital gains for all periods, the effective tax rates were 36.8% and 37.0% for the three and nine months ended September 30, 2003 compared to 32.6% and 32.2% for the corresponding periods in 2002 (refer to the reconciliation of the numerator and the denominator below). Management believes this presents a useful view of the effective tax rate relating to Health Care’s underlying business performance. The increases in the effective tax rate for the three and nine months ended September 30, 2003, compared to the corresponding periods in 2002, primarily reflect an increase in pretax income and a change in the mix of state income taxes that apply to pretax income. This mix of state income taxes depends on the states in which the Company’s earnings or losses are incurred and the level of such earnings or losses, due to differing tax rates and/or limitations of allowed losses in various states.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

(Millions)	2003	2002	2003	2002

Numerator:
Income taxes	$106.3	$38.5	$346.4	$76.6
Adjustments:
Benefit from state income tax reserve release	—	—	—	19.8
Amortization of intangibles	4.5	6.9	13.4	41.3
Net realized capital gains	(1.7)	(4.2)	(9.1)	(21.7)

Adjusted income taxes	$109.1	$41.2	$350.7	$116.0

Denominator:
Income before income taxes and cumulative effect adjustment	288.6	120.4	936.6	304.5
Adjustments:
Amortization of intangibles	12.7	19.8	38.1	118.1
Net realized capital gains	(4.7)	(13.8)	(26.0)	(62.0)

Adjusted income before income taxes and cumulative effect adjustment	$296.6	$126.4	$948.7	$360.6

Membership

Health Care’s membership was as follows:

	September 30, 2003			September 30, 2002

(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Commercial
HMO (1)	3,289	1,392	4,681	4,108	1,348	5,456
POS	117	2,169	2,286	96	2,562	2,658
PPO	796	3,542	4,338	738	3,172	3,910
Indemnity	86	1,388	1,474	112	1,528	1,640

Total Commercial Membership	4,288	8,491	12,779	5,054	8,610	13,664
Medicare HMO	107	—	107	121	—	121
Medicaid HMO	—	116	116	—	160	160

Total Medical Membership	4,395	8,607	13,002	5,175	8,770	13,945

Total Dental Membership	4,414	6,571	10,985	4,798	7,065	11,863

(1)	Commercial HMO in thousands includes POS members who access primary care physicians and referred care through an HMO network of 1,049 at September 30, 2003 and 1,067 at September 30, 2002.

Total medical membership as of September 30, 2003 decreased by .9 million members, compared to September 30, 2002, resulting from the Company’s strategic and operational initiatives, including significant price increases and the withdrawal of under-performing Commercial HMO products in certain markets.

Behavioral Health Update

As discussed in Aetna’s 2002 Annual Report on Form 10-K, the Company recognized $60 million pretax as a realized capital gain during the second quarter of 2002, which was the final installment of contingent consideration under a long-term strategic provider relationship with Magellan. This amount was due in February 2003 but was not paid. Magellan filed for protection under Chapter 11 of the Federal Bankruptcy Code on March 11, 2003, and announced plans to reorganize and restructure its financial obligations. On October 8, 2003, the U.S. Bankruptcy Court for the Southern District of New York confirmed Magellan’s plans to reorganize.

Outlook

Membership/Revenue. Premium increases for 2003 renewals and reductions of membership for cases in force have resulted in membership reductions during the first nine months of 2003. The Company expects membership at December 31, 2003 to be essentially the same as at September 30, 2003 as the Company anticipates that new business growth will be largely offset by additional in-force membership losses due to current economic conditions. Lower levels of membership are projected to result in lower revenue in 2003, compared to 2002.

Refer to “Health Care-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K regarding other important factors that are expected to affect the Company’s 2003 financial performance.

GROUP INSURANCE

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2003	2002	% Change	2003	2002	% Change

Premiums:
Life	$281.7	$270.6	4.1%	$850.1	$807.7	5.2%
Disability	69.9	74.3	(5.9)	222.0	229.5	(3.3)
Long Term Care	18.7	16.4	14.0	54.3	47.5	14.3

Total premiums	370.3	361.3	2.5	1,126.4	1,084.7	3.8
Administrative services contract fees	5.7	8.5	(32.9)	24.3	25.1	(3.2)
Net investment income	62.8	69.5	(9.6)	197.6	204.5	(3.4)
Other income	.9	1.0	(10.0)	2.7	2.9	(6.9)
Net realized capital gains (losses)	8.3	(9.1)	—	13.9	(8.7)	—

Total revenue	448.0	431.2	3.9	1,364.9	1,308.5	4.3

Current and future benefits	340.7	338.1	.8	1,045.8	1,022.2	2.3
Salaries and related benefits	23.7	19.5	21.5	76.3	59.3	28.7
Other operating expenses	28.9	26.5	9.1	84.0	77.6	8.2
Severance and facilities charge	—	3.6	(100.0)	—	3.6	(100.0)

Total benefits and expenses	393.3	387.7	1.4	1,206.1	1,162.7	3.7

Income before income taxes	54.7	43.5	25.7	158.8	145.8	8.9
Income taxes	15.9	13.4	18.7	48.4	46.2	4.8

Net income	$38.8	$30.1	28.9%	$110.4	$99.6	10.8%

Net realized capital gains (losses), net of tax (included above)	$5.4	(5.8)	—%	$9.0	$(5.6)	—%

The table presented below identifies certain items which, although they may recur, are excluded from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with accounting principles generally accepted in the United States of America. Capital gains and losses arise from various types of transactions that arise in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers, and are not directly related to the core performance of the Company’s Group Insurance business operations. The severance and facilities charge represents an estimate of costs related to reductions of staff or exiting of facilities that are not direct expenses supporting ongoing business operations. Management believes this provides useful information for the same reason noted above in Health Care.

	Three Months Ended September 30,		Nine Months Ended September 30,

(Millions)	2003	2002	2003	2002

Operating earnings:
Life products	$25.3	$28.5	$80.5	$82.0
Disability and Long Term Care products	8.1	9.7	20.9	25.5

Total Group Insurance operating earnings	33.4	38.2	101.4	107.5
Adjustments:
Net realized capital gains (losses)	5.4	(5.8)	9.0	(5.6)
Severance and facilities charge	—	(2.3)	—	(2.3)

Net income	$38.8	$30.1	$110.4	$99.6

Operating earnings for the three and nine months ended September 30, 2003 decreased $5 million and $6 million compared to the corresponding periods in 2002. These decreases in operating earnings reflect an increase in operating expenses (including salaries and related benefits) primarily resulting from an increase in sales compensation consistent with the Company’s growth strategy and a decrease in net investment income resulting primarily from the low interest rate environment, partially offset by a lower benefit cost ratio (current and future benefits divided by premiums). The Group Insurance benefit cost ratios were 92.0% and 92.8% for the three and nine months ended September 30, 2003, compared to 93.6% and 94.2% for the corresponding periods in 2002. For the three months ended September 30, 2003, the lower benefit cost ratio was primarily due to favorable claim experience in Group Life products and Disability products. For the nine months ended September 30, 2003, the lower benefit cost ratio was primarily due to favorable claim experience in Group Life products.

Net realized capital gains for the three and nine months ended September 30, 2003 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. Net realized capital losses for the three and nine months ended September 30, 2002 primarily reflect losses due to the write-down of certain investments in debt and equity securities and losses on futures contracts. These losses were partially offset by capital gains from debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment.

Life Products

Life products include Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Operating earnings for Life products decreased for the third quarter of 2003, compared to the third quarter of 2002, primarily due to a decrease in net investment income and an increase in operating expenses (including salaries and related benefits), partially offset by a decrease in the benefit cost ratio as mentioned above. The decrease in operating earnings for the nine months ended September 30, 2003, compared to the corresponding period in 2002, reflects an increase in operating expenses (including salaries and related benefits) and a decrease in net investment income, partially offset by a decrease in the benefit cost ratio.

Disability and Long Term Care Products

Disability and Long Term Care products consist primarily of short-term and long term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities. For the three and nine months ended September 30, 2003, operating earnings for Disability and Long Term Care products decreased, compared to the corresponding periods in 2002, primarily due to an increase in operating expenses (including salaries and related benefits) and a decrease in net investment income partially offset by a decrease in the benefit cost ratio.

The Group Insurance segment’s membership was as follows:

(Thousands)	September 30, 2003	September 30, 2002

Life products	9,784	9,284
Disability products	2,068	2,228
Long Term Care products	201	178

Total	12,053	11,690

Membership

Total Group Insurance membership as of September 30, 2003 increased by 363,000 members when compared to September 30, 2002. Group Insurance sales were 2.1 million for the twelve months ended September 30, 2003 and lapses and in-force membership reductions resulting from current economic conditions were 1.8 million for the same period.

Outlook

Refer to “Group Insurance-Outlook” and “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K for information regarding important factors that are expected to affect the Company’s 2003 financial performance.

LARGE CASE PENSIONS

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,

(Millions)	2003	2002	% Change	2003	2002	% Change

Premiums	$41.1	$61.5	(33.2)%	$127.0	$171.5	(25.9)%
Net investment income	147.7	151.2	(2.3)	437.8	501.6	(12.7)
Other income	3.7	4.5	(17.8)	11.1	14.0	(20.7)
Net realized capital gains	.5	2.1	(76.2)	9.9	4.3	130.2

Total revenue	193.0	219.3	(12.0)	585.8	691.4	(15.3)

Current and future benefits	171.6	206.1	(16.7)	520.0	644.6	(19.3)
Salaries and related benefits	3.3	3.9	(15.4)	10.7	11.7	(8.5)
Other operating expenses	1.0	1.2	(16.7)	3.3	3.9	(15.4)
Reduction of reserve for anticipated future losses on discontinued products	—	—	—	—	(8.3)	100.0

Total benefits and expenses	175.9	211.2	(16.7)	534.0	651.9	(18.1)

Income before income taxes	17.1	8.1	111.1	51.8	39.5	31.1
Income taxes	5.7	2.8	103.6	18.1	14.2	27.5

Net income	$11.4	$5.3	115.1%	$33.7	$25.3	33.2%

Net realized capital gains, net of tax (included above)	$.4	$1.4	(71.4)%	$6.5	$2.8	132.1%

Assets under management: (1)
Fully guaranteed discontinued products				$4,705.0	$4,872.0	(3.4)%
Experience-rated				5,176.4	5,809.5	(10.9)
Non-guaranteed				8,616.0	7,810.1	10.3

Total assets under management				$18,497.4	$18,491.6	—%

(1)	Excludes net unrealized capital gains of $608.1 million at September 30, 2003 and $413.5 million at September 30, 2002.

Results

Large Case Pensions’ net income for the three months ended September 30, 2003 increased $6 million compared to the corresponding period in 2002. Excluding net realized capital gains for the three months ended September 30, 2003 and 2002, operating earnings were approximately $11 million and $4 million, respectively. Net income for the nine months ended September 30, 2003 increased $8 million compared to the corresponding period in 2002. Net income for the nine months ended September 30, 2002 includes a reduction of the reserve for anticipated future losses on discontinued products for Large Case Pensions of $5 million, primarily due to favorable mortality and retirement experience, and certain reductions in administrative expenses, partially offset by lower portfolio returns. Excluding net realized capital gains for the nine months ended September 30, 2003 and 2002 and the reserve reduction in the second quarter of 2002, operating earnings were approximately $27 million and $17 million, respectively. The increase in operating earnings for the three and nine month periods ended September 30, 2003 is primarily due to higher partnership investment income in the continuing operations line of business.

Management believes excluding net realized capital gains to arrive at operating earnings provides useful information for the same reason noted above in Health Care. Management believes excluding any changes to the reserve for anticipated future losses on discontinued products provides useful information as to the Company’s continuing products and is consistent with the treatment of the results of operations of the discontinued products, which are credited/charged to the reserve and do not affect the Company’s results of operations.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2003	2002	2003	2002

Scheduled contract maturities and benefit payments (1)	$197.8	$231.9	$570.6	$593.0
Contractholder withdrawals other than scheduled contract maturities and benefit payments	7.6	19.9	51.1	93.7
Participant-directed withdrawals	7.5	6.3	22.7	18.3

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2003	2002	2003	2002

Interest deficit (1)	$(6.3)	$(9.4)	$(19.0)	$(7.7)
Net realized capital gains (losses)	19.5	12.8	65.5	(5.0)
Interest earned on receivable from continuing products	4.7	4.3	13.7	13.0
Other, net	4.5	4.0	18.5	8.1

Results of discontinued products, after tax	$22.4	$11.7	$78.7	$8.4

Results of discontinued products, pretax	$34.0	$17.9	$119.7	$12.4

Net realized capital gains (losses) from bonds, after tax (included above)	$7.5	$(.1)	$43.4	$(17.6)

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

Net realized capital gains for the three months ended September 30, 2003 reflect a gain on the sale of a real estate investment, as well as gains on the sale of debt securities in a declining interest rate environment. Net realized capital gains for the nine months ended September 30, 2003 reflect gains on the sale of debt securities in a declining interest rate environment, as well as a gain on the sale of a real estate investment and the sale of an equity investment, partially offset by the write-down of certain debt securities. The net realized capital gain for the three months ended September 30, 2002 is due primarily to the sale of an equity investment. The net realized capital loss for the nine months ended September 30, 2002 is due primarily to sales and the write-down of certain debt securities, partially offset by capital gains reflecting the Company’s rebalancing of its investment portfolio in a declining interest rate environment and the sale of an equity investment.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $371 million at September 30, 2003 and $357 million at December 31, 2002, net of related deferred taxes payable.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2003 was as follows (pretax):

(Millions)

Reserve at December 31, 2002	$902.9
Operating loss	(7.3)
Net realized capital gains	100.7
Mortality and other	26.3

Reserve at September 30, 2003	$1,022.6

Management reviews the adequacy of the reserve for anticipated future losses on discontinued products quarterly. The reserve was found to be adequate, and no release or charge was required for the third quarter of 2003. The review in the second quarter of 2002 resulted in the release of $5 million ($8 million pretax) of the reserve for anticipated future losses on discontinued products, primarily due to favorable mortality and retirement experience and certain reductions in administrative expenses, partially offset by lower portfolio returns. The current reserve reflects management’s best estimate of anticipated future losses.

The discontinued products investment portfolio is as follows:

(Millions)	September 30, 2003		December 31, 2002

Class	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,678.8	72.4%	$3,481.0	68.4%
Loaned securities	205.0	4.0	167.1	3.3

Total debt securities	3,883.8	76.4	3,648.1	71.7
Mortgage loans	647.1	12.7	763.2	15.0
Investment real estate	77.8	1.5	95.0	1.9
Equity securities	46.5	.9	73.4	1.4
Other (1)	430.9	8.5	505.7	10.0

Total	$5,086.1	100.0%	$5,085.4	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $6.4 million at September 30, 2003 and $68.3 million at December 31, 2002, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Millions)	2003	2002	2003	2002

Scheduled contract maturities, settlements and benefit payments	$129.6	$196.0	$436.0	$566.6
Participant-directed withdrawals	.1	.8	.2	2.8

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s long-term and short-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $17 million and $50 million for the three and nine months ended September 30, 2003, respectively, and $19 million and $58 million for the corresponding periods in 2002. The decreases in interest expense are primarily a result of interest rate swap agreements entered into in December 2001 and 2002. Refer to Note 8 of Notes to Consolidated Financial Statements in Aetna’s 2002 Annual Report on Form 10-K for additional information.

Outlook

Interest expense is expected to be lower for 2003, compared to 2002. Refer to “Forward-Looking Information/Risk Factors” in Aetna’s 2002 Annual Report on Form 10-K regarding important factors that are expected to affect the Company’s 2003 financial performance.

SEVERANCE AND FACILITIES CHARGES

Third Quarter 2002 Severance and Facilities Charge

In the third quarter of 2002, the Company recorded a severance and facilities charge of $89 million pretax ($58 million after tax) relating to the implementation of ongoing initiatives intended to improve the Company’s overall future performance. These initiatives included further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge included $53 million after tax for severance activities relating to the planned elimination of approximately 2,750 employee positions (primarily customer service, plan sponsor services, patient management, sales, network management and Group Insurance related positions) and $5 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, to be vacated. Severance actions and the vacating of leased facilities relating to the third quarter 2002 charge were completed by September 30, 2003.

As a result of these actions, the Company eliminated 718 positions, vacated certain leased facilities and used approximately $16 million pretax of reserves in the first nine months of 2003. The Company considers this plan complete. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

Fourth Quarter 2002 Severance and Facilities Charge

In the fourth quarter of 2002, the Company recorded a severance and facilities charge of $45 million pretax ($29 million after tax) relating to the implementation of ongoing initiatives that are intended to improve the Company’s overall future performance. The initiatives included further reductions to operating expenses and the continued reorganization and realignment of Health Care and Group Insurance operations. This charge included $20 million after tax for severance activities relating to the planned elimination of approximately 680 employee positions (primarily customer service, information technology and Group Insurance related positions) and $9 million after tax representing the present value of the difference between rent required to be paid by the Company and future sublease rentals expected to be received by the Company relating to certain leased facilities, or portions of such facilities, to be vacated. Severance actions and the vacating of leased facilities relating to the fourth quarter 2002 charge are expected to be completed by December 31, 2003.

As a result of these actions, the Company eliminated 170 positions and used approximately $16 million pretax of reserves in the first nine months of 2003. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for more details.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	September 30, 2003	December 31, 2002

Debt securities available for sale	$14,237.7	$13,379.1
Loaned securities	892.0	948.2

Total debt securities	15,129.7	14,327.3
Mortgage loans	1,474.1	1,773.2
Equity securities	68.4	93.2
Other investment securities	344.0	605.3
Investment real estate	287.8	308.8
Other (1)	1,782.7	1,790.5

Total investments	$19,086.7	$18,898.3

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $657.5 million at September 30, 2003 and $747.5 million at December 31, 2002 included in long-term investments on the Consolidated Balance Sheets.

Debt and Equity Securities

Debt securities represented 79% at September 30, 2003 and 76% at December 31, 2002 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	September 30, 2003	December 31, 2002

Supporting discontinued products	$3,883.8	$3,648.1
Supporting experience-rated products	2,304.1	2,303.2
Supporting remaining products	8,941.8	8,376.0

Total debt securities (1)	$15,129.7	$14,327.3

(1)	Total debt securities include “Below Investment Grade” Securities of $931 million at September 30, 2003 and $736 million at December 31, 2002, of which 27% at September 30, 2003 and 22% at December 31, 2002 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $1.0 billion (comprised of gross unrealized capital gains of $1.1 billion and gross unrealized capital losses of $35 million) at September 30, 2003 compared with net unrealized capital gains of $859 million (comprised of gross unrealized capital gains of $949 million and gross unrealized capital losses of $90 million) at December 31, 2002. Of the net unrealized capital gains at September 30, 2003, $381 million relate to assets supporting discontinued products and $195 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2002, $295 million relate to assets supporting discontinued products and $159 million relate to experience-rated products.

Equity securities reflect net unrealized capital gains of $13 million (comprised of gross unrealized capital gains of $14 million and gross unrealized capital losses of $1 million) at September 30, 2003 compared with net unrealized capital gains of $2 million (comprised of gross unrealized capital gains of $7 million and gross unrealized capital losses of $5 million) at December 31, 2002.

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

At September 30, 2003 and December 31, 2002, the Company had no individually material unrealized losses on debt or equity securities which could have a material impact on the Company’s results of operations.

Capital Gains and Losses

For the three and nine months ended September 30, 2003, net realized capital gains were $14 million ($9 million after tax) and $50 million ($32 million after tax), respectively. The nine months ended September 30, 2003 included net investment write-downs from other-than-temporary impairments of $7 million ($4 million after tax). The majority of these impairments related to the energy sector and asset backed securities. Net investment write-downs from other-than-temporary impairments were not material for the third quarter of 2003. For the three and nine months ended September 30, 2002, net realized capital gains were $7 million ($5 million after tax) and $58 million ($38 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $36 million ($23 million after tax) and $68 million ($44 million after tax), respectively. In 2002, the majority of these impairments were taken in the telecommunications sector as the market values and assets of telecommunication companies declined precipitously, resulting in the bankruptcy of numerous companies. The factors contributing to the impairment losses recognized during the three and nine months ended September 30, 2003 and 2002 did not impact other material investments held at the time. The Company had no individually material realized losses on debt or equity securities that materially impacted the Company’s results of operations during the three and nine months ended September 30, 2003 or 2002.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	September 30, 2003	December 31, 2002

Supporting discontinued products	$647.1	$763.2
Supporting experience-rated products	306.3	387.6
Supporting remaining products	520.7	622.4

Total mortgage loans	$1,474.1	$1,773.2

During the first nine months of 2003, the Company managed its mortgage loan portfolio to maintain the approximate balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 8% of the Company’s total invested assets at September 30, 2003 and 9% at December 31, 2002.

Problem, restructured and potential problem loans included in mortgage loans were $45 million at September 30, 2003 and $51 million at December 31, 2002, of which 81% at September 30, 2003 and 82% at December 31, 2002 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $9 million at September 30, 2003 and $11 million at December 31, 2002.

Risk Management and Market-Sensitive Instruments

The Company manages interest rate risk by seeking to maintain a tight match between the durations of the Company’s assets and liabilities, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. The Company’s use of these derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, forward contracts and futures contracts. These instruments, viewed separately, subject the Company to varying degrees of interest rate, equity price and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall risk.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of September 30, 2003. Refer to Aetna’s 2002 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

Cash flows used for operating activities were $10 million for the nine months ended September 30, 2003 and reflect the impact of changes in insurance reserves related to the Large Case Pensions business segment of $212 million which are included in operating activities but are funded from sales of investments. Uses of operating cash reflect the payment of $250 million from estimated reserves the Company held for members which lapsed during the first, second, and third quarters of 2003. This was partially offset by the collection of an estimated $30 million of premiums receivable for these lapsed members. Cash flows used for operating activities also reflect $150 million for payments related to severance and facilities reserves and $245 million for voluntary pension contributions. Refer to the “Consolidated Statements of Cash Flows” for additional information.

The timing of cash payments required to cover the cost of the Physician Class Action Settlement is based on the issuance of a final ruling by the Florida Federal Court. The Company anticipates making such cash payments in either the fourth quarter of 2003 or the first quarter of 2004 (refer to “Overview” for more information).

Dividends

On September 26, 2003, the Board declared an annual cash dividend of $.04 per common share to shareholders of record at the close of business on November 14, 2003. The dividend will be paid on December 1, 2003. The Board will review the Company’s common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are the Company’s results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

At September 30, 2003, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. There were no short-term borrowings outstanding during the first nine months of 2003. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 18.1% at September 30, 2003. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

Common Stock Transactions

On June 28, 2002, the Board authorized a share repurchase program for the repurchase of up to 5 million shares of common stock (not to exceed an aggregate purchase price of $250 million). Under this authorization, the Company has repurchased 4.8 million shares of common stock at a cost of $250 million (3.3 million shares of common stock at a cost of $189 million were repurchased during the first six months of 2003), completing this share repurchase program. On June 27, 2003, the Board authorized a new share repurchase program for the repurchase of up to 7.5 million shares of common stock (not to exceed an aggregate purchase price of $500 million). During the third quarter of 2003, the Company repurchased 2.8 million shares of common stock at a cost of $162 million under this authorization. The Company intends to continue buying shares primarily utilizing proceeds from employee stock option exercises and also anticipates using other available cash. Also, during the first nine months of 2003, the Company issued 8.7 million shares of common stock for benefit plans, including 8.2 million shares related to stock option exercises.

For the nine months ended September 30, 2003, the Company had weighted average common shares, including common share equivalents, of 158.0 million (refer to Note 3 of Condensed Notes to Consolidated Financial Statements).

Financing Obligations

The Company’s financing obligations generally include debt, lease payment obligations and commitments to fund certain of its investments in equity limited partnerships and commercial mortgage loans. At September 30, 2003, payments required by the Company, through 2007, relating to these financing obligations are as follows:

		Years Ended December 31,
	Three Months Ended
(Millions)	December 31, 2003	2004	2005	2006	2007

Long-term debt (1)	$14.8	$128.1	$128.1	$550.4	$94.9
Noncancelable leases	56.4	147.5	112.1	81.8	67.6
Funding requirements for equity limited partnership investments	45.1	50.8	31.6	30.0	18.4
Funding requirements for commercial mortgage loans	52.8	5.4	—	—	—

Total	$169.1	$331.8	$271.8	$662.2	$180.9

(1)	The interest payments for each of the periods presented do not consider the Company’s interest rate swap agreements.

Effective September 15, 2003, the Company’s leasing program with an independent third party grantor trust (primarily for the lease of a corporate aircraft and certain office furniture) was terminated. The third party grantor trust was dissolved and the Company purchased the assets for approximately $49 million cash. Prior to September 15, 2003, this arrangement was classified as an operating lease under existing accounting requirements, and therefore the related assets and liabilities were not included in the Company’s Consolidated Balance Sheet. Accordingly, the table above no longer includes lease payments related to this leasing program. Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for more information.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits 31.1 and 31.2 to this report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Managed Care Class Action Litigation

Since 1999, the Company has been involved in purported class action lawsuits that are part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies (the “Managed Care Class Action Litigation”).

The Judicial Panel on Multi-district Litigation transferred all of the federal actions, including several actions originally filed in state courts, to the United States District Court for the Southern District of Florida (the “Florida Federal Court”) for consolidated pretrial proceedings. The Florida Federal Court created a separate track for all cases brought on behalf of health care providers (the “Provider Cases”).

Thirteen Provider Cases currently are pending in the Florida Federal Court, and similar actions are pending in Louisiana state court, on behalf of purported classes of physicians. These Provider Cases allege generally that the Company and each of the other defendant managed care organizations employ coercive economic power to force physicians to enter into economically unfavorable contracts, impose unnecessary administrative burdens on providers and improperly deny claims in whole or in part, and that the defendants do not pay claims timely or do not pay claims at proper rates. These Provider Cases further charge that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. These actions allege violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines and seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

On September 26, 2002, the Florida Federal Court issued an order certifying a global RICO class and certain sub-classes in the action brought by Charles B. Shane, M.D., the matter it has designated as the lead physician Provider Case. Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was approved by the Florida Federal Court on October 24, 2003. The Company anticipates that the Physician Settlement Agreement will result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

A Provider Case brought on behalf of the American Dental Association makes similar allegations on behalf of a purported class of dentists. On August 19, 2003 the Company and representatives of approximately 15,000 dentists announced that they have signed an agreement (the “Dentist Settlement Agreement”) settling the dentist action. This agreement is subject to approval by the Florida Federal Court.

Three Provider Cases filed in May and June, 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases. Two of these new Provider Cases have been transferred, and the third has been conditionally transferred, to the Florida Federal Court. The Company intends to defend each of these new Provider Cases vigorously.

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

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, intellectual property and other litigation in its health care business. Some of these other lawsuits are purported to be class actions.

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

		Years Ended
		December 31,
	Nine Months Ended
Aetna Inc.	September 30, 2003	2002	2001	2000	1999	1998

Ratio of Earnings to Fixed Charges	9.85	4.06	(0.73)	0.89	3.31	3.89
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	9.85	4.06	(0.73)	0.89	2.81	2.87

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna, one of the Company’s predecessors, have been included for purposes of this calculation for the years ending December 31, 1998 and 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare, Inc. in 1996.

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

(b)  Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) follow:

Rating Agencies

Moody’s
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s

Aetna Inc. (senior debt)
July 30, 2003	*	BBB+	Baa3	BBB
October 29, 2003 (1)	*	BBB+	Baa3	BBB

Aetna Inc. (commercial paper)
July 30, 2003	*	F2	P3	A2
October 29, 2003 (1)	*	F2	P3	A2

ALIC (financial strength)
July 30, 2003	A-	A+	A3	A-
October 29, 2003 (1)	A-	A+	A3	A-

*	Non rated by the agency.

(1)	A.M. Best has the ALIC rating on outlook-positive. Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-stable. Moody’s has the Aetna Inc. senior debt and commercial paper and ALIC ratings on outlook-positive. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10)	Material Contracts

(10.1)	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan

(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2003 and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 29, 2003.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(31.1)	Chief Executive Officer Certification

(31.2)	Chief Financial Officer Certification

(32)	Section 1350 Certifications

(32.1)	Chief Executive Officer Certification

(32.2)	Chief Financial Officer Certification

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc. Registrant

Date October 30, 2003	By	/s/ Ronald M. Olejniczak Ronald M. Olejniczak Vice President and Controller

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(10)	Material Contracts

(10.1)	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan

(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2003 and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 29, 2003.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(31.1)	Chief Executive Officer Certification

(31.2)	Chief Financial Officer Certification

(32)	Section 1350 Certifications

(32.1)	Chief Executive Officer Certification

(32.2)	Chief Financial Officer Certification