Form 10-K
period 2003-12-31
AETNA INC /PA/
filed 2004-02-27
CIK 1122304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code (860) 273-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑Yes    ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).       ☑Yes    ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,252,867,985

  June 30, 2003

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Shares (par value $.01)	153,323,052

(Class)	Shares Outstanding at January 31, 2004

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s 2003 Annual Report, Financial Report to Shareholders (the “Annual Report”). (Parts I, II and IV) Portions of the registrant’s proxy statement for its 2004 Annual Meeting to be filed on or about March 22, 2004 (the “Proxy Statement”). (Parts III and IV)

PART I
Item 1. Business
A. Organization of Business
B. Financial Information About Segments
C. Description of the Business
1. Health Care
2. Group Insurance
3. Large Case Pensions
4. Other Matters
a. Website Access to Reports
b. Regulation
c. NAIC IRIS Ratios
d. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
e. Trademarks
f. Ratings
g. Miscellaneous
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
EXECUTIVE OFFICERS OF AETNA INC
PART II
Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
INDEX TO FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
364-DAY CREDIT AGREEMENT
MEMORANDUM
MEMORANDUM
LETTER AGREEMENT
AMENDED AND RESTATED EMPLOYMENT AGREEMENT
LETTER
STATEMENT RE: COMPUTATION OF RATIOS
PORTIONS OF ANNUAL REPORT TO SECURITY HOLDERS
SUBSIDIARIES
CONSENT OF INDEPENDENT AUDITORS
POWER OF ATTORNEY
CERTIFICATION
CERTIFICATION
CERTIFICATION
CERTIFICATION

PART I

Item 1. Business.

A. Organization of Business

Aetna Inc. (a Pennsylvania corporation) and its subsidiaries (collectively, the “Company”) constitute one of the nation’s largest health benefits companies, based on membership as of December 31, 2003. Prior to December 13, 2000, the Company (formerly Aetna U.S. Healthcare Inc.) was a subsidiary of a Connecticut corporation named Aetna Inc. (“former Aetna”). On December 13, 2000, former Aetna spun the Company off to its shareholders and, as part of the same transaction, the remaining entity, which contained former Aetna’s financial services and international businesses, was merged with a subsidiary of ING Groep N.V. (“ING”) (collectively, the “Transaction”). Aetna Inc. was incorporated in Pennsylvania in 1982 under the name of United States Health Care Systems, Inc.

At December 31, 2003, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. The principal products included in these segments are as follows:

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

C. Description of the Business

1. Health Care

Products and Services

Health Care consists of health, dental and pharmacy plans offered on both a risk basis (where the Company assumes all or a majority of the financial risk for health care costs) (“Risk”) and an employer-funded basis (where the plan sponsor under an administrative services contract, and not the Company, assumes all or a majority of this risk) (“ASC”). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products (“Indemnity”).

The principal commercial health products, offered both on a Risk and ASC basis, are described below:

HMO plans offer comprehensive benefits generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company’s HMOs, he or she generally selects a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. Preventive care is emphasized in these plans. The Company also offers an open access HMO plan in certain markets that provides for the full range of benefits available to HMO members without the requirements of PCP selection or PCP referrals. The Company offers HMO plans with differing benefit designs and varying levels of co-payments that result in different levels of premium rates, including to federal government employee groups under the Federal Employees Health Benefits Program. Commercial HMO membership totaled 4.7 million as of December 31, 2003, 5.3 million as of December 31, 2002 and 7.8 million as of December 31, 2001.

POS plans blend the characteristics of HMO and indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with minimum co-payments, but also have coverage, generally at higher co-payment or co-insurance levels, for services received outside the network. The Company also offers an open access POS plan in certain markets that provides in-network benefits without PCP selection or referral. POS membership totaled 2.3 million as of December 31, 2003, 2.6 million as of December 31, 2002 and 3.0 million as of December 31, 2001.

PPO plans offer coverage for services received from any health care provider, with benefits paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and co-payments or coinsurance. PPO membership totaled 4.4 million as of December 31, 2003, 3.9 million as of December 31, 2002 and 4.1 million as of December 31, 2001.

During 2001, the Company also introduced Aetna Health Fund, a consumer-directed health plan that combines traditional HMO, POS or PPO coverage, subject to a deductible, with an accumulating benefit account, allowing members greater flexibility in utilizing a portion of their benefit dollars.

Indemnity plans offer the member the ability to select any health care provider for covered services. Some care management features may be included in these plans, such as inpatient precertification, disease management programs and benefits for preventive services. Coverage typically is subject to deductibles and coinsurance. In these plans, as with the Company’s other health plans, member cost sharing for covered services generally is limited by out-of-pocket maximums. Indemnity membership totaled 1.4 million as of December 31, 2003, 1.6 million as of December 31, 2002 and 1.9 million as of December 31, 2001.

In December 2003, the Company announced that it plans to offer, beginning in 2004, plans incorporating Health Savings Accounts, as authorized by the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

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

Through annual contracts with the Centers for Medicare and Medicaid Services (“CMS”), the Company’s HMOs offer coverage for Medicare-eligible individuals in certain geographic areas through the Medicare Advantage (formerly Medicare+Choice) program. Generally, services must be obtained through participating network providers, with the exception of emergency and urgent care. Members historically have received enhanced benefits over standard Medicare fee-for-service coverage, including vision and certain pharmacy coverage. These Medicare plans are offered on a Risk basis. Medicare membership totaled .1 million as of December 31, 2003 and 2002 and .3 million as of December 31, 2001.

The Company participates on a Risk basis in the CHIP program in Pennsylvania, and provides administrative services in connection with a hospital-based Medicaid and CHIP program in Texas. Membership in these programs totaled .1 million as of December 31, 2003 and 2002 and .2 million as of December 31, 2001.

The Company offers a variety of other health care coverages either as supplements to health products or as stand-alone products. Such coverages, which are offered on a Risk or employer-funded basis, include indemnity and managed dental plans, prescription drug, vision and behavioral health programs. The Company is one of the nation’s largest providers of dental coverage, based on membership at December 31, 2003. Dental membership totaled 10.9 million as of December 31, 2003, 11.8 million as of December 31, 2002 and 13.5 million as of December 31, 2001.

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

Provider Networks

General

The Company contracts with physicians, hospitals and other health care providers for services provided to its health plan members. The participating providers in the Company’s networks are independent contractors and are neither employees nor agents of the Company, except for providers in the Company’s new mail order pharmacy facility.

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

At December 31, 2003, the Company had approximately 600,100 health care providers participating in its networks nationwide, including more than 362,000 physicians and more than 3,600 hospitals.

Provider Network Contracting

Primary Care Physicians

The Company compensates PCPs on both a fee-for-service and capitated basis, with capitation generally limited to HMO products. In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member. In recent years, the Company has eliminated or reduced the use of capitation arrangements in many areas.

Specialist Physicians

Specialist physicians participating in the Company’s networks are generally reimbursed at contracted rates per visit or procedure.

Integrated Delivery Systems and Delegated Arrangements

In select markets the Company has developed contractual relationships with independent practice associations, integrated delivery systems and other third parties for the provision of certain health care services. Under some of these arrangements, the Company pays a fixed, per member fee or a percentage of premium and may delegate to the third party associated claim processing, utilization management and/or provider relations activities. Most providers participating in these arrangements have agreed to look solely to the third party for payment, but if the third party fails to pay, the Company may be exposed to demands for reimbursement.

The Company’s HMO and POS plans typically employ capitated payment arrangements for most mental and behavioral health, substance abuse and freestanding laboratory services. These services are generally reimbursed on a contracted, fee-for-service basis under the Company’s other products.

Hospitals

The Company typically enters into contracts with hospitals that provide for per diem and/or per case rates, often with fixed rates for ambulatory surgery and emergency room services. The Company has some hospital contracts that pay a percentage of billed charges.

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

Quality Assessment

The Company’s quality assessment programs begin with the initial review of health care practitioners. Each practitioner’s license and education are verified and work history is collected by the Company or in some cases by the practitioner’s affiliated group or organization. A committee of participating practitioners in each region reviews this information before the practitioner can participate in the network. Participating practitioners also periodically undergo a recredentialing process. Participating hospitals are required to have CMS and Joint Commission on Accreditation of Healthcare Organizations accreditation or undergo a detailed site assessment by the Company’s quality management staff.

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

The Company seeks accreditation for most of its HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of HMOs and certain other health care plans. NCQA accreditation is a nationally recognized standard. As of December 31, 2003, approximately 98.3% of the Company’s HMO members participated in HMOs that had received accreditation by the NCQA.

The Company seeks accreditation for its PPO-based and other products from the American Accreditation HealthCare Commission (also known as “URAC”), a national organization founded in 1990 to establish standards for the health care industry. Purchasers and consumers look to URAC’s accreditation as an indication that a health care organization has the necessary structures and processes to promote high quality care and preserve patient rights. In addition, regulators in over half of the states recognize URAC’s accreditation standards in the regulatory process. Aetna Inc. and Aetna Life Insurance Company (“ALIC”) have received URAC accreditation extending through May 1, 2004.

Principal Markets and Sales

Total Commercial, Medicare and Medicaid HMO, POS, PPO and Indemnity medical membership (“Medical membership”) is dispersed throughout the United States. The Company offers a wide array of benefit plans, many of which are available in all 50 states. ASC products are available in all 50 states. Depending on the product, the Company markets to a range of customers from individuals and small employer groups to large, multi-site national accounts.

The following table presents total Medical membership by region and funding arrangement, at December 31:

	2003			2002			2001 (1)

(Thousands)	Risk	ASC	Total	Risk	ASC	Total	Risk	ASC	Total

Northeast	1,054	1,221	2,275	1,126	1,267	2,393	1,709	1,275	2,984
Mid-Atlantic	927	1,457	2,384	942	1,506	2,448	1,512	1,491	3,003
Southeast	779	1,415	2,194	847	1,395	2,242	1,373	1,443	2,816
North Central	413	2,009	2,422	487	2,032	2,519	1,065	2,165	3,230
Southwest	529	1,294	1,823	669	1,247	1,916	1,179	1,228	2,407
West	693	1,144	1,837	888	1,201	2,089	1,365	1,286	2,651
Other	63	4	67	66	5	71	73	6	79

Total Medical Membership	4,458	8,544	13,002	5,025	8,653	13,678	8,276	8,894	17,170

(1)	Membership in thousands includes 95 Medicare members affected by the Company’s exit of a number of Medicare service areas, effective January 1, 2002.

For membership composition of Health Care’s products by funding arrangement, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) - Health Care - Membership in the Annual Report, which is incorporated herein by reference.

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

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs cannot be recovered in the current policy year; however, prior experience for a product in the aggregate may be considered, among other factors, in determining premium rates for future periods. Where required by law, the Company establishes premium rates prior to contract inception without regard to actual utilization of services incurred by individual members, using one of three approved community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under the “traditional community rating” method, a plan establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under the “community rating by class” method, a plan establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and gender. Under the “group specific community rating” method, a plan establishes premium rates based in part on its revenue requirements for providing services to the group. State laws, in some of the states in which the Company operates plans, require the filing with and approval by the state of plan premium rates. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be adversely affected if the premium rates requested by the Company are not approved or are adjusted downward by state regulators.

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

The Company has contracts with CMS to provide HMO Medicare Advantage (formerly Medicare+Choice) coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these annual contracts, CMS pays the HMO at a capitated rate based on membership and adjusted for demographic factors. Inflation, changes in utilization patterns and benefit plans, demographic factors such as age and gender, and both local county and national fee for service average per capita Medicare costs are considered in the rate calculation process. Amounts payable under Medicare arrangements are subject to annual revision by CMS, and the Company elects to participate in each Medicare service area on an annual basis. In addition to premiums received from CMS, most of the Medicare products offered by the Company require a supplemental premium to be paid by the member. Under Medicare Advantage arrangements, the Company assumes the risk of higher than expected medical expenses. Medicare contracts generate higher per member per month revenues, but also generate higher per member per month medical expenses, than typical Commercial plans.

The Company also has HMO contracts to serve a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit, which can result in retroactive and prospective premium adjustments.

In 2003, the Company had a contract in Pennsylvania to provide Risk health benefits to persons eligible for children’s health insurance program benefits. The Company receives a fixed monthly payment based on membership in return for the coverage of health care services. The rates are subject to periodic unilateral revision by the contracting agencies. The Company assumes the risk of higher than expected medical expenses.

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

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Health Care’s business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A-Executive Summary-2004 Outlook in the Annual Report.

2. Group Insurance

Principal Products

Group Insurance consists primarily of the following:

Group Life consists principally of renewable term coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term coverage and spouse and dependent coverages are available. Group universal life and accidental death benefit coverages are also available. Group life insurance is offered on an insured basis. Group life insurance membership totaled 10.0 million as of December 31, 2003, 9.3 million as of December 31, 2002 and 9.2 million as of December 31, 2001.

Group Disability provides employee income replacement benefits for both short-term disability and long-term disability. The Company also offers disability products with additional case management features. Group disability benefits are offered on both an insured and employer-funded basis. Group disability membership totaled 2.1 million as of December 31, 2003, 2.2 million as of December 31, 2002 and 2.1 million as of December 31, 2001.

Long-Term Care provides benefits for long-term, custodial care expenses in a nursing home, adult day care or home setting. Long-term care benefits are offered primarily on an insured basis. The product is available on both a service reimbursement and disability basis. Long-term care insurance membership totaled .2 million as of December 31, 2003 and 2002 and .1 million as of December 31, 2001.

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

Group Insurance products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of benefits, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer, of such monthly premium. Some products are sold on a fully employee-paid basis and some billing is done on a direct basis.

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

Reinsurance

The Company uses reinsurance agreements with nonaffiliated insurers to control its exposure to large losses and certain other risks for Group Insurance products. The Company maintains catastrophic life reinsurance (covering life, accidental death and dismemberment and disability products) that generally provides protection against catastrophic events above a retained deductible per event. For life, accidental death and long-term disability products, there are excess of loss arrangements that provide protection against large claims. Additional reinsurance arrangements include quota share treaties on several large cases and facultative treaties that are established on a case by case basis. The Company carries excess professional liability insurance.

Group Life Insurance In Force and Other Statistical Data

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)	2003	2002	2001

In force, end of year	$473,483	$407,942	$424,030

Terminations (lapses and all other)	$51,983	$61,628	$55,033

Number of policies and contracts in force, end of year:
Group Life Contracts (1)	11,791	11,510	13,350
Group Conversion Policies (2)	24,448	25,546	26,687

(1)	Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(2)	Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Group Insurance’s business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A-Executive Summary-2004 Outlook in the Annual Report.

3. Large Case Pensions

Principal Products

Large Case Pensions manages a variety of retirement products (including pension and annuity products) offered to Internal Revenue Code Section 401 qualified defined benefit and defined contribution plans. Contracts provide nonguaranteed, experience-rated and guaranteed investment options through general and separate account products. Large Case Pensions’ products that use separate accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risk. Large Case Pensions earns a management fee on these separate accounts.

In 1993, the Company discontinued its fully guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to the MD&A - Large Case Pensions - Discontinued Products in the Annual Report.

Factors Affecting Forward-Looking Information

Information regarding certain important factors that may materially affect Large Case Pensions’ business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A – Executive Summary-2004 Outlook in the Annual Report.

4. Other Matters

a. Website Access to Reports

Aetna’s reports to the Securities and Exchange Commission, including its annual report on Form 10-K, reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, if any, are available free of charge on the Company’s website at http://www.aetna.com. (such information is available on the website as soon as practicable after it is electronically filed or furnished to the Securities and Exchange Commission).

b. Regulation

Information regarding significant regulations affecting the Company is incorporated herein by reference to MD&A - Regulatory Environment and Forward-Looking Information/Risk Factors in the Annual Report.

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

Management does not expect that any of the Company’s significant insurance subsidiaries will have more than three IRIS ratios outside of the NAIC usual ranges for 2003, although final calculation by the NAIC is not expected to be completed until the end of the first quarter of 2004.

Refer to MD&A - Liquidity and Capital Resources and Regulatory Environment in the Annual Report, incorporated herein by reference, for additional discussion regarding solvency regulation.

d.	Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the years ended December 31:

Aetna Inc.	2003	2002	2001	2000	1999

Ratio of Earnings to Fixed Charges	9.95	4.06	(0.73)	0.89	3.31
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	9.95	4.06	(0.73)	0.89	2.81

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna have been included for purposes of this calculation for the year ending December 31, 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare, Inc. in 1996.

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

e. Trademarks

The trademark Aetna (Registered Trademark), together with the corresponding design logo, are owned by the Company. The Company considers this trademark and its other trademarks and trade names important in the operation of its business. However, the business of the Company, including that of each of its individual segments, is not dependent on any individual trademark or trade name.

f. Ratings

Information regarding the Company’s ratings is incorporated herein by reference to the ratings table in MD&A - Liquidity and Capital Resources - Financings, Financing Capacity and Capitalization.

g. Miscellaneous

The Company had approximately 27,600 domestic employees at December 31, 2003. Refer to Note 11 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report, for a discussion of workforce reductions announced in 2002.

The federal government is a significant customer of the Health Care segment and the Company, with premiums and fees accounting for approximately 10.6% of the Health Care segment’s revenue in 2003. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 55.8% of these premiums and fees, with the balance from federal employee related benefit programs. No other individual customer, in any of the Company’s three segments, accounted for 10% or more of the Company’s consolidated revenues in 2003. The Company’s segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments. Refer to Note 19 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report, regarding segment information.

Item 2. Properties.

The home office of the Company is a building complex located at 151 Farmington Avenue, Hartford, Connecticut that is approximately 1.2 million square feet in size. The home office is used by all the Company’s business segments. The Company also owns or leases other space in the greater Hartford area; Blue Bell, Pennsylvania; as well as various field locations throughout the country. Such properties are primarily used by the Company’s Health Care segment. The Company believes its properties are adequate and suitable for its business as presently conducted.

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

Thirteen Provider Cases were presided over by the Florida Federal Court, and a similar action is pending in Louisiana state court, on behalf of purported classes of physicians. These Provider Cases alleged generally that the Company and each of the other defendant managed care organizations employed coercive economic power to force physicians to enter into economically unfavorable contracts, imposed unnecessary administrative burdens on providers and improperly denied claims in whole or in part, and that the defendants did not pay claims timely or did not pay claims at proper rates. These Provider Cases further charged that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. These actions alleged violations of RICO, ERISA, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines and sought various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was approved by the Florida Federal Court on November 6, 2003. The order of approval has been appealed to the United States Court of Appeals for the Eleventh Circuit. The Company anticipates that, if the approval order is not overturned on appeal, the Physician Settlement Agreement will resolve all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement, including the Louisiana state court action. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

A Provider Case brought on behalf of the American Dental Association makes similar allegations on behalf of a purported class of dentists. Effective August 22, 2003 the Company and representatives of approximately 15,000 dentists entered into an agreement (the “Dentist Settlement Agreement”) settling the dentist action. The Dentist Settlement Agreement is subject to approval by the Florida Federal Court.

Three Provider Cases filed in May and June, 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases. These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings. The Company intends to defend each of these new Provider Cases vigorously.

In addition, a complaint was filed in the Superior Court of the State of California, County of San Diego (the “California Superior Court”) on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the “Ross Complaint”). The Ross Complaint, as amended, sought injunctive relief against Aetna’s predecessor (former Aetna), Aetna, Aetna Health of California Inc. and additional unnamed “John Doe” defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleged that defendants were liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to the Company’s HMO members and the general public and for alleged unfair practices relating to contracting of doctors. The Company settled this action on October 30, 2003, and the case has been dismissed. Payments made in connection with the Ross settlement were not material, and the Ross settlement did not result in material changes to the Company’s business practices.

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

The Company is unable to predict at this time the ultimate outcome of the Managed Care Class Action Litigation or Securities Class Action Litigation. It is reasonably possible that their outcome, including any negotiated resolution, could be material to the Company. However, as noted above, if the Florida Federal Court’s approval of the Physician Settlement is ultimately affirmed, the Company anticipates that the Physician Settlement Agreement would result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians.

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investing activities, intellectual property and other litigation in its health care and group businesses. Some of these other lawsuits are purported to be class actions.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF AETNA INC.*

The Chairman of the Board of Directors is elected and all other executive officers listed below are appointed by the Board at its Annual Meeting and such persons hold office until the next Annual Meeting of the Board or until their successors are elected or appointed. None of these officers has a family relationship with any other executive officer or Director. In addition, there exist no arrangements or understandings, other than those with Directors or officers of the Company acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Officer	Position	Age *

John W. Rowe, M.D.	Chairman and Chief Executive Officer	59

Ronald A. Williams	President	54

Alan M. Bennett	Senior Vice President and Chief Financial Officer	53

Timothy A. Holt	Senior Vice President and Chief Investment Officer	50

William C. Popik, M.D.	Senior Vice President and Chief Medical Officer	58

*As of February 27, 2004

Executive Officers’ Business Experience During Past Five Years

John W. Rowe, M. D. became Chairman of the Board on April 1, 2001 and became Chief Executive Officer of the Company on September 15, 2000. He served as President of the Company from September 15, 2000 to May 27, 2002. Dr. Rowe also served as an executive officer of former Aetna from September 15, 2000 until the spin-off. Prior to joining Aetna, Dr. Rowe served as President and Chief Executive Officer of Mount Sinai NYU Health, a position he assumed in 1998 after overseeing the 1998 merger of the Mount Sinai and NYU Medical Centers. Dr. Rowe joined The Mount Sinai Hospital and the Mount Sinai School of Medicine as President in 1988.

Ronald A. Williams became President of the Company on May 27, 2002, having served as Executive Vice President and Chief of Health Operations since March 15, 2001. Prior to joining Aetna, he served as Group President of the Large Group Division of WellPoint Health Networks, Inc., a position Mr. Williams assumed in 1999, in addition to serving as President of WellPoint’s Blue Cross of California subsidiary beginning in 1995.

Alan M. Bennett became Senior Vice President and Chief Financial Officer of the Company on September 28, 2001. He served as Vice President and Corporate Controller from December 2000 to November 2001. He became Vice President and Corporate Controller of former Aetna in March 1998 after having served as Vice President and Director of Internal Audit from March 1997 to March 1998.

Timothy A. Holt became Senior Vice President and Chief Investment Officer of the Company on December 8, 2000 having served as Senior Vice President and Chief Investment Officer of former Aetna since January 1999. From October 1997 to January 1999 he served as Vice President and Chief Investment Officer of former Aetna.

William C. Popik, M.D., became Senior Vice President and Chief Medical Officer of the Company on March 5, 2001. Prior to joining Aetna, he served as Senior Vice President and National Medical Director of Cigna Corporation, a position he assumed in February 1996.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Aetna Inc.’s common shares are listed on the New York Stock Exchange. They trade under the symbol AET. As of January 31, 2004, there were 13,577 record holders of Aetna Inc.’s common shares.

The Company declared, and subsequently paid, an annual cash dividend in the amount of $.04 per common share in each of 2003 and 2002. Refer to MD&A – Liquidity and Capital Resources – Dividends in the Annual Report, incorporated herein by reference, for additional information regarding dividend payments. Information regarding restrictions on the Company’s present and future ability to pay dividends is incorporated herein by reference to Note 17 of Notes to Consolidated Financial Statements and MD&A - Liquidity and Capital Resources in the Annual Report. Information regarding quarterly common stock prices is incorporated herein by reference to the unaudited Quarterly Data included in the Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in MD&A - Total Investments in the Annual Report and in Note 8 of Notes to Consolidated Financial Statements are incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report and unaudited Quarterly Data are incorporated herein by reference to the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits 31.1 and 31.2 to this report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information concerning Executive Officers is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning Directors compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company’s Code of Conduct (its written code of ethics), its audit committee financial experts, governance guidelines and related matters is incorporated herein by reference to the information under the captions “Nominees for Directorships”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Aetna’s Corporate Governance Guidelines”, “Aetna’s Code of Conduct”, “Board and Committee Membership” and “Certain Transactions and Relationships” in the Proxy Statement.

Item 11. Executive Compensation.

The information under the captions “Nonmanagement Director Compensation in 2003”, “Other Information Regarding Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” in the Proxy Statement is incorporated herein by reference.

The following table gives information about the Company’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2003.

Number of securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation plans
	outstanding	options,	(excluding securities
	options, warrants	warrants and	reflected in column
	and rights	rights	(a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	20,049,463	34.27	12,734,485
Equity compensation plans not approved by security holders (2)	2,888,194	39.89	4,710,704

Total	22,937,657	34.97	17,445,189

(1)	Includes the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan

(2)	Includes the 2002 Stock Incentive Plan and the Non-employee Director Compensation Plan

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

Item 14. Principal Accountant Fees and Services.

The information under the captions “Fees Incurred for 2003 Services Performed by the Independent Auditors” and “Nonaudit Services and Other Relationships Between the Company and the Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.*

(a)	The following documents are filed as part of this report:

1.	Financial statements:

The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Independent Auditors’ Report are incorporated herein by reference to the Annual Report.

2.	Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item 15. Refer to Index to Financial Statement Schedules below.

3.	Exhibits: *

(3)	Articles of Incorporation and By-Laws.

3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Form 10-Q filed on July 31, 2003.

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.2 to Aetna Inc.’s Form 10-Q filed on July 31, 2003.

(4)	Instruments defining the rights of security holders, including indentures.

4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2	Form of Senior Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

4.3	Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

4.4	Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 10-Q filed on March 31, 2001.

(10)	Material contracts.

10.1	Form of Distribution Agreement between former Aetna and Aetna Inc., incorporated herein by reference to Annex C to former Aetna’s definitive proxy statement on Schedule 14A filed on October 18, 2000.

10.2	Term Sheet for Agreement between former Aetna and Aetna Inc. in respect of the CityPlace property, situated at 185 Asylum Avenue, Hartford, Connecticut, 06103, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.3	364-Day Credit Agreement dated as of November 26, 2003, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.

10.4	Three-Year Credit Agreement dated as of November 27, 2002, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-K Filed on February 28, 2003.

10.5	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.17 to Aetna Inc.’s Form 10-K filed on February 25, 2002. **

10.6	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 30, 2003. **

10.7	Form of Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Annex H to former Aetna’s definitive proxy statement on Schedule 14A filed on October 18, 2000. **

10.8	Amended Aetna Inc. Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 29, 2002. **

10.9	1999 Director Charitable Award Program, incorporated herein by reference to Exhibit 10.1 to former Aetna’s Form 10-Q filed on April 28, 1999. **

10.10	Employment Agreement dated as of September 6, 2000 by and between former Aetna and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.11	Memorandum dated December 6, 2002, from Elease E. Wright to John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.11 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.12	Amendment to Employment Agreement dated as of June 27, 2003 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on July 31, 2003. **

10.13	Employment Agreement dated as of September 28, 2001 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 10.12 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.14	Memorandum dated January 6, 1997 from Mary Ann Champlin to Timothy A. Holt. **

10.15	Memorandum dated July 20, 2000 from Elease E. Wright to Timothy A. Holt. **

10.16	Employment Agreement dated as of September 13, 2001 by and between Aetna Inc. and David B. Kelso, incorporated herein by reference to Exhibit 10.26 to Aetna Inc.’s Form 10-K filed on February 25, 2002. **

10.17	Memorandum dated September 30, 2002, from Elease E. Wright to David B. Kelso, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 31, 2002. **

10.18	Letter Agreement dated June 30, 2003 between Aetna Inc. and David B. Kelso, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on July 31, 2003. **

10.19	Letter Agreement dated April 28, 1999 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.20 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.20	Restrictive Covenant Agreement dated April 28, 1999 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.21 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.21	Letter Agreement dated November 17, 2000 between former Aetna and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000. **

10.22	Memorandum dated November 16, 2000 from James H. Gould to L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.25 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000. **

10.23	Letter Agreement dated December 12, 2003 between Aetna Inc. and L. Edward Shaw, Jr. **

10.24	Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald Williams. **

10.25	Letter dated December 5, 2003 from John W. Rowe, M.D. to Ronald A. Williams. **

10.26	Description of certain arrangements not embodied in formal documents, as described under the headings “Nonemployee Director Compensation in 2003” and “Other Information Regarding Directors” are incorporated herein by reference to the Proxy Statement. **

*	Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**	Management contract or compensatory plan or arrangement.

(11)	Statement re: computation of per share earnings.

Incorporated herein by reference to Note 5 of Notes to Consolidated Financial Statements in the Annual Report.

(12)	Statement re: computation of ratios.

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

(13)	Annual Report to security holders.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report and unaudited Quarterly Data are incorporated herein by reference to the Annual Report and filed herewith in electronic format.

(14)	Aetna Inc. Code of Conduct incorporated herein by reference to exhibit 99.1 to Aetna Inc.’s Form 10-K filed on February 28, 2003.

(21)	Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Inc.

(23)	Consents of experts and counsel.

Consent of independent auditors to incorporation of their report dated February 11, 2004 by reference in Aetna Inc.’s Registration Statements on Form S-3 and Form S-8.

(24)	Power of attorney.

24.1	Power of attorney.

(31)	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

(32)	Section 1350 Certifications

32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification

(b)	Reports on Form 8-K.

None

INDEX TO FINANCIAL STATEMENT SCHEDULES

AETNA INC.

Page

Independent Auditors’ Report	24
I Condensed Financial Information of the Registrant:
Balance Sheet of Aetna Inc. as of December 31, 2003 and 2002 and the related Statements of Income, Shareholders’ Equity and Cash Flows for the years ended December 31, 2003, 2002 and 2001	25
II Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2003, 2002 and 2001	30

Certain information has been omitted from the schedules filed because the information is not applicable.

INDEPENDENT AUDITORS’ REPORT

The Shareholders and Board of Directors
Aetna Inc.:

Under date of February 11, 2004, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 11, 2004

AETNA INC.

SCHEDULE I - Condensed Statements of Income

	For the years ended December 31,

(Millions)	2003	2002	2001

Service fees – affiliates	$—	$1,090.7	$1,487.3
Net investment income	21.0	6.8	15.6
Net realized capital gains (losses)	(.1)	35.1	44.7

Total revenue	20.9	1,132.6	1,547.6

Operating expenses (1)	127.1	1,476.0	1,704.1
Interest expense	102.9	119.5	142.8

Total expenses	230.0	1,595.5	1,846.9

Loss before income tax benefit and equity in earnings (loss) of affiliates, net	(209.1)	(462.9)	(299.3)
Income tax benefit	76.0	155.2	111.8
Equity in earnings (loss) of affiliates, net (2)	1,066.9	700.9	(92.1)

Income (loss) from continuing operations	933.8	393.2	(279.6)
Income from discontinued operations	—	50.0	—
Cumulative effect adjustment, net of tax	—	(2,965.7)	—

Net income (loss)	$933.8	$(2,522.5)	$(279.6)

(1)	Operating expenses for 2003 include a charge of $115 million pretax in connection with the settlement of a national class action case (refer to Note 20 of Notes to Consolidated Financial Statements for further information).

(2)	Includes parent company amortization of other acquired intangible assets of $33.0 million after tax for 2003 and $85.0 million after tax for 2002 and amortization of goodwill and other acquired intangible assets of $337.5 million after tax during 2001.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I - Condensed Balance Sheets

	As of December 31,

(Millions, except share data)	2003	2002

Cash and cash equivalents	$449.9	$614.1
Investment securities	519.4	409.5
Other receivables	139.4	305.5
Other assets	188.0	111.1

Total current assets	1,296.7	1,440.2

Investment in affiliates (1)	9,526.6	9,625.3
Deferred tax assets	378.8	406.6
Other assets	37.9	47.9

Total assets	$11,240.0	$11,520.0

Accrued expenses and other current liabilities	582.2	1,115.2
Long-term debt	1,613.7	1,633.2
Accrued pension benefit liability	1,120.1	1,204.2
Other long-term liabilities	—	587.4

Total liabilities	3,316.0	4,540.0

Common stock ($.01 par value, 748,624,161 shares authorized, 152,523,670 issued and outstanding in 2003 and $.01 par value, 756,277,772 shares authorized, 149,966,082 issued and outstanding in 2002)	4,024.8	4,070.9
Accumulated other comprehensive loss	(408.0)	(470.4)
Retained earnings	4,307.2	3,379.5

Total shareholders’ equity	7,924.0	6,980.0

Total liabilities and shareholders’ equity	$11,240.0	$11,520.0

(1)	Includes parent company goodwill and other acquired intangible assets of $4.1 billion as of December 31, 2003 and 2002.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I - Condensed Statements of Shareholders’ Equity

			Accumulated Other
		Common	Comprehensive Income (Loss)
		Stock and
		Additional	Unrealized			Minimum
		Paid-in	Gains (Losses)	Foreign		Pension	Retained
(Millions, except share data)	Total	Capital	On Securities	Currency	Derivatives	Liability	Earnings

Balances at December 31, 2000	$10,127.1	$3,898.7	$29.4	$5.7	$—	$—	$6,193.3

Comprehensive income:
Net loss	(279.6)						(279.6)
Other comprehensive income, net of tax:
Unrealized gains on securities ($57.2 pretax) (1)	37.2		37.2
Foreign currency ($(1.1) pretax)	(.7)			(.7)
Derivative losses ($(4.8) pretax) (1)	(3.1)				(3.1)

Other comprehensive income	33.4

Total comprehensive loss	(246.2)

Common shares issued for benefit plans (4,247,361 shares)	110.7	110.7
Repurchase of common shares (2,600,000 shares)	(95.6)	(95.6)
Common stock dividends	(5.7)						(5.7)

Balances at December 31, 2001	9,890.3	3,913.8	66.6	5.0	(3.1)	—	5,908.0

Comprehensive income:
Net loss	(2,522.5)						(2,522.5)
Other comprehensive loss, net of tax:
Unrealized gains on securities ($331.4 pretax) (1)	215.4		215.4
Foreign currency ($.7 pretax)	.5			.5
Derivative gains ($.6 pretax) (1)	.4				.4

Minimum pension liability adjustment ($(1,161.8) pretax)	(755.2)					(755.2)

Other comprehensive loss	(538.9)

Total comprehensive loss	(3,061.4)

Common shares issued for benefit plans (9,320,601 shares)	322.3	322.3
Repurchase of common shares (3,620,431 shares)	(165.2)	(165.2)
Common stock dividends	(6.0)						(6.0)

Balances at December 31, 2002	6,980.0	4,070.9	282.0	5.5	(2.7)	(755.2)	3,379.5

Comprehensive income:
Net income	933.8						933.8
Other comprehensive income, net of tax:
Unrealized gains on securities ($8.7 pretax)(1)	5.6		5.6
Foreign currency ($(6.7) pretax)	4.3			4.3
Derivative gains ($1.1 pretax) (1)	.7				.7
Minimum pension liability adjustment ($(79.6) pretax)	51.8					51.8

Other comprehensive income	62.4

Total comprehensive income	996.2

Common shares issued for benefit plans (10,211,199 shares)	399.1	399.1
Repurchase of common shares (7,653,611 shares)	(445.2)	(445.2)
Common stock dividends	(6.1)						(6.1)

Balances at December 31, 2003	$7,924.0	$4,024.8	$287.6	$9.8	$(2.0)	$(703.4)	$4,307.2

(1)	Net of reclassification adjustments.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.

SCHEDULE I - Condensed Statements of Cash Flows

	For the years ended December 31,

(Millions)	2003	2002	2001

Cash Flows from Operating Activities:
Net income (loss)	$933.8	$(2,522.5)	$(279.6)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Cumulative effect adjustment	—	2,965.7	—
Income from discontinued operations	—	(50.0)	—
Equity in (earnings) loss of affiliates, net (1)	(1,066.9)	(700.9)	92.1
Net realized capital losses (gains)	.1	(35.1)	(44.7)
Changes in assets and liabilities:
Net change in other assets and accrued expenses and other liabilities	(617.1)	274.4	(115.8)

Net cash used for operating activities	(750.1)	(68.4)	(348.0)

Cash Flows from Investing Activities:
Costs from purchases of investments	(263.9)	(205.7)	(28.7)
Dividends received from affiliates, net	1,007.4	624.8	251.0
Other, net	.1	—	1.7

Net cash provided by investing activities	743.6	419.1	224.0

Cash Flows from Financing Activities:
Repayment of short-term debt	—	(109.7)	(1,482.5)
Issuance of long-term debt	—	—	1,566.1
Common shares issued under benefit plans	293.6	233.5	98.1
Common shares repurchased	(445.2)	(165.2)	(95.6)
Dividends paid to shareholders	(6.1)	(6.0)	(5.7)

Net cash provided by (used for) financing activities	(157.7)	(47.4)	80.4

Net increase (decrease) in cash and cash equivalents	(164.2)	303.3	(43.6)
Cash and cash equivalents, beginning of year	614.1	310.8	354.4

Cash and cash equivalents, end of year	$449.9	$614.1	$310.8

Supplemental disclosure of cash flow information:
Interest paid	$103.5	$118.7	$117.6
Income taxes paid (refunded), net	$488.1	$(65.0)	$106.0

(1)	Includes parent company amortization of other acquired intangible assets of $33.0 million after tax for 2003 and $85.0 million after tax for 2002 and amortization of goodwill and other acquired intangible assets of $337.5 million after tax during 2001.

See Notes to Aetna Inc. Condensed Financial Statements.

AETNA INC.
SCHEDULE I - Notes to Condensed Financial Statements

1.     Background of Organization

The condensed parent company only financial information reflects Aetna Inc. (a Pennsylvania corporation) (the “Parent Company”). Effective January 1, 2003, the Parent Company assigned all of its administrative services agreements with certain affiliates to Aetna Health Management, LLC (“AHM”), an affiliate of the Parent Company. In connection with the assignment, the Company transferred certain assets and liabilities associated with the administrative services agreements to AHM. Accordingly, the Parent Company does not reflect any affiliate service fees or related operating expenses subsequent to this date. The condensed financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2003 and 2002 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2003, 2002 and 2001. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report. Certain reclassifications have been made to the 2002 and 2001 financial information to conform to the 2003 presentation.

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

6.     Additional Minimum Pension Liability

As of December 31, 2003 and 2002, the Parent Company recognized an additional minimum pension liability. Refer to Note 14 of Notes to Consolidated Financial Statements in the Annual Report for further information.

7.     Debt

Refer to Note 15 of Notes to Consolidated Financial Statements in the Annual Report for a description of debt.

8.     Service Arrangements

Effective January 1, 2003, the Parent Company assigned all of its administrative services agreements with certain affiliates to Aetna Health Management, LLC (“AHM”), an affiliate of the Parent Company. Prior to January 1, 2003, the Parent Company had service arrangements with certain of its affiliates, under which the Parent Company provided certain administrative services, including accounting and processing of premiums and claims.

AETNA INC. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts and Reserves

		Additions

			Charged
	Balance at	Charged	(credited) to		Balance
For the years ended December 31,	beginning	to costs	other accounts-	Deductions-	at end of
(Millions)	of period	and expenses(1)	describe(2)	describe(3)	period

2003
Asset valuation
Reserves:
Mortgage loans	$11.4	$4.4	$5.8	$(2.7)	$18.9
Real estate	73.3	3.6	3.3	(64.8)	15.4

	$84.7	$8.0	$9.1	$(67.5)	$34.3

2002
Asset valuation
Reserves:
Mortgage loans	$32.6	$.3	$.3	$(21.8)	$11.4
Real estate	65.3	14.7	13.6	(20.3)	73.3

	$97.9	$15.0	$13.9	$(42.1)	$84.7

2001
Asset valuation
Reserves:
Mortgage loans	$44.0	$1.1	$4.5	$(17.0)	$32.6
Real estate	83.5	.7	11.4	(30.3)	65.3

	$127.5	$1.8	$15.9	$(47.3)	$97.9

(1)	Charged to net realized capital losses in the Consolidated Statements of Income.

(2)	Reflects additions to (reductions of) reserves related to assets supporting experience-rated contracts and discontinued products for which a corresponding reduction was included in Policyholders’ funds and Future Policy Benefits in the Consolidated Balance Sheets, respectively.

(3)	Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2004	AETNA INC.

	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

* /s/ John W. Rowe, M.D. John W. Rowe, M.D., Chairman, Chief Executive Officer and Director (Principal Executive Officer)		* /s/ Michael H. Jordan Michael H. Jordan, Director

* /s/ Betsy Z. Cohen Betsy Z. Cohen, Director		* /s/ Jack D. Kuehler Jack D. Kuehler, Director

* /s/ Barbara H. Franklin Barbara Hackman Franklin, Director		* /s/ Edward J. Ludwig Edward J. Ludwig, Director

* /s/ Jeffrey E. Garten Jeffrey E. Garten, Director		* /s/ Joseph P. Newhouse Joseph P. Newhouse, Director

* /s/ Earl G. Graves Earl G. Graves, Director		* /s/ Judith Rodin Judith Rodin, Director

* /s/ Gerald Greenwald Gerald Greenwald, Director		* /s/ Ronald A. Williams Ronald A. Williams, President and Director

* /s/ Ellen M. Hancock Ellen M. Hancock, Director		* /s/ R. David Yost R. David Yost, Director

/s/ Alan M. Bennett Alan M. Bennett, Senior Vice President and Chief Financial Officer (Principal Financial Officer)		* /s/ Ronald M. Olejniczak Ronald M. Olejniczak Vice President and Controller (Principal Accounting Officer)

*By	/s/ Alan M. Bennett (Attorney-in-Fact)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

10	Material Contracts.

10.3	364-Day Credit Agreement dated as of November 26, 2003, among Aetna Inc., the Banks listed on the signature pages thereto, and JPMorgan Chase Bank, as Administrative Agent.	Electronic

10.14	Memorandum dated January 6, 1997 from Mary Ann Champlin to Timothy Holt.	Electronic

10.15	Memorandum dated July 20, 2000 from Elease E. Wright to Timothy A. Holt.	Electronic

10.23	Letter Agreement dated December 12, 2003 between Aetna Inc. and L. Edward Shaw, Jr.	Electronic

10.24	Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald Williams.	Electronic

10.25	Letter dated December 5, 2003 from John W. Rowe, M.D. to Ronald A. Williams	Electronic

12	Statement re: computation of ratios.

	Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 2003, 2002, 2001, 2000, and 1999.	Electronic

13	Annual Report to security holders.

	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors’ Report, and unaudited Quarterly Data sections of the Annual Report.	Electronic

21	Subsidiaries of the registrant.

	A listing of subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel.

	Consent of independent auditors to incorporation of their report dated February 11, 2004 by reference in Aetna Inc.’s Registration Statements on Form S-3 and Form S-8.	Electronic

24.1	Power of attorney.	Electronic

31	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Chief Executive Officer Certification	Electronic

31.2	Chief Financial Officer Certification	Electronic

Exhibit		Filing
Number	Description of Exhibit	Method

32	Section 1350 Certifications

32.1	Chief Executive Officer Certification	Electronic

32.2	Chief Financial Officer Certification	Electronic