Form 10-Q
period 2004-03-31
AETNA INC /PA/
filed 2004-04-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑  Yes    ☐  No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	152,391,501

(Class)	Shares Outstanding at March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(Millions, except per common share data)	2004	2003
Revenue:
Health care premiums	$3,557.8	$3,269.0
Other premiums	442.7	417.6
Administrative services contract fees	512.2	475.5
Net investment income	271.5	276.0
Other income	11.0	6.7
Net realized capital gains	26.1	21.7

Total revenue	4,821.3	4,466.5

Benefits and expenses:
Health care costs	2,741.8	2,367.9
Current and future benefits	547.0	527.6
Operating expenses (Note 4):
Selling expenses	163.6	145.9
General and administrative expenses	820.1	874.5
Interest expense	25.5	25.9
Amortization of other acquired intangible assets	12.7	12.7

Total benefits and expenses	4,310.7	3,954.5

Income from continuing operations before income taxes	510.6	512.0
Income taxes (benefits):
Current	194.0	193.4
Deferred	(9.2)	(11.4)

Total income taxes	184.8	182.0

Income from continuing operations	325.8	330.0
Income from discontinued operations, net of tax (Note 15)	40.0	—

Net income	$365.8	$330.0

Earnings per common share (Note 3):
Basic:
Income from continuing operations	$2.12	$2.19
Income from discontinued operations, net of tax	.26	—

Net income	$2.38	$2.19

Diluted:
Income from continuing operations	$2.03	$2.12
Income from discontinued operations, net of tax	.25	—

Net income	$2.28	$2.12

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Millions, except share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$708.0	$1,433.4
Investment securities	15,450.2	14,990.5
Other investments	206.2	103.1
Premiums receivable, net	335.1	318.4
Other receivables, net	278.7	396.0
Accrued investment income	221.4	221.5
Collateral received under securities loan agreements	1,023.4	827.4
Loaned securities	1,002.6	810.6
Deferred income taxes	214.3	217.6
Other current assets	262.1	238.3

Total current assets	19,702.0	19,556.8

Long-term investments	1,563.0	1,521.5
Mortgage loans	1,318.3	1,353.1
Investment real estate	270.0	270.4
Reinsurance recoverables	1,193.5	1,196.3
Goodwill, net	3,681.5	3,679.5
Other acquired intangible assets, net	483.4	496.1
Property and equipment, net	258.6	267.5
Deferred income taxes	343.3	396.0
Other long-term assets	359.2	356.2
Separate Accounts assets	12,218.6	11,856.8

Total assets	$41,391.4	$40,950.2

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,915.0	$1,888.7
Future policy benefits	815.2	811.1
Unpaid claims	634.3	624.3
Unearned premiums	184.6	203.7
Policyholders’ funds	944.8	1,044.5
Collateral payable under securities loan agreements	1,023.4	827.4
Income taxes payable	266.1	154.7
Accrued expenses and other current liabilities	1,663.4	1,813.1

Total current liabilities	7,446.8	7,367.5

Future policy benefits	8,072.6	8,085.7
Unpaid claims	1,164.0	1,159.4
Policyholders’ funds	1,502.0	1,529.7
Long-term debt	1,627.3	1,613.7
Other long-term liabilities	1,184.8	1,413.4
Separate Accounts liabilities	12,218.6	11,856.8

Total liabilities	33,216.1	33,026.2

Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 743,644,961 shares authorized, 152,391,501 shares issued and outstanding in 2004 and $.01 par value, 748,624,161 shares authorized, 152,523,670 shares issued and outstanding in 2003)	3,837.9	4,024.8
Accumulated other comprehensive loss	(335.6)	(408.0)
Retained earnings	4,673.0	4,307.2

Total shareholders’ equity	8,175.3	7,924.0

Total liabilities and shareholders’ equity	$41,391.4	$40,950.2

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
		Common Stock and	Income (Loss)
		Additional	Unrealized			Minimum
(Millions, except share data)		Paid-in	Gains on	Foreign		Pension	Retained
Three Months Ended March 31, 2004	Total	Capital	Securities	Currency	Derivatives	Liability	Earnings

Balances at December 31, 2003	$7,924.0	$4,024.8	$287.6	$9.8	$(2.0)	$(703.4)	$4,307.2
Comprehensive income:
Net income	365.8						365.8
Other comprehensive income, net of tax:
Net unrealized gains on securities ($111.3 pretax) (1)	72.3		72.3
Net foreign currency losses ($(.1) pretax)	(.1)			(.1)
Net derivative gains ($.3 pretax)	.2				.2

Other comprehensive income	72.4

Total comprehensive income	438.2

Common shares issued for benefit plans (4,866,031 shares)	232.3	232.3
Repurchase of common shares (4,998,200 shares)	(419.2)	(419.2)

Balances at March 31, 2004	$8,175.3	$3,837.9	$359.9	$9.7	$(1.8)	$(703.4)	$4,673.0

Three Months Ended March 31, 2003

Balances at December 31, 2002	$6,980.0	$4,070.9	$282.0	$5.5	$(2.7)	$(755.2)	$3,379.5
Comprehensive income:
Net income	330.0						330.0
Other comprehensive income, net of tax:
Net unrealized gains on securities ($27.7 pretax) (1)	18.0		18.0
Net foreign currency gains ($2.2 pretax)	1.4			1.4
Net derivative gains ($.1 pretax)	.1				.1

Other comprehensive income	19.5

Total comprehensive income	349.5

Common shares issued for benefit plans (2,210,886 shares)	56.5	56.5
Repurchase of common shares (315,000 shares)	(13.7)	(13.7)

Balances at March 31, 2003	$7,372.3	$4,113.7	$300.0	$6.9	$(2.6)	$(755.2)	$3,709.5

(1)	Net of reclassification adjustments (Refer to Note 7)

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(Millions)	2004	2003
Cash flows from operating activities:
Net income	$365.8	$330.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(40.0)	—
Amortization of other acquired intangible assets	12.7	12.7
Depreciation and other amortization	35.1	41.9
Amortization of net investment premium	11.8	12.1
Net realized capital gains	(26.1)	(21.7)
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	.1	(2.1)
(Increase) decrease in premiums due and other receivables	(28.7)	56.2
Net change in income taxes	205.5	128.2
Net change in other assets and other liabilities	(438.5)	(270.7)
Net decrease in health care and insurance liabilities	(26.5)	(302.2)
Other, net	(11.8)	(23.1)

Net cash provided by (used for) operating activities	59.4	(38.7)

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	2,501.3	4,897.8
Equity securities	.9	45.5
Mortgage loans	42.7	328.3
Investment real estate	.9	—
Other investments	811.4	562.3
Cost of investments in:
Debt securities available for sale	(2,691.4)	(4,860.0)
Equity securities	(.1)	(3.8)
Mortgage loans	(48.3)	(57.9)
Investment real estate	(6.9)	(29.7)
Other investments	(991.5)	(613.9)
Increase in property and equipment	(34.2)	(26.3)

Net cash (used for) provided by investing activities	(415.2)	242.3

Cash flows from financing activities:
Deposits and interest credited for investment contracts	15.0	24.3
Withdrawals of investment contracts	(171.2)	(125.4)
Common shares issued under benefit plans	140.4	35.7
Common shares repurchased	(363.8)	(13.7)
Other, net	10.0	(4.0)

Net cash used for financing activities	(369.6)	(83.1)

Net (decrease) increase in cash and cash equivalents	(725.4)	120.5
Cash and cash equivalents, beginning of period	1,433.4	1,802.9

Cash and cash equivalents, end of period	$708.0	$1,923.4

Supplemental cash flow information:
Interest paid	$42.2	$43.6
Income taxes (refunded) paid	(19.0)	54.6

See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor, under an administrative services contract (“ASC”), and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products. Health plans also include a consumer-directed plan that combines traditional POS or PPO coverage, subject to a deductible, with a benefit account, allowing members greater flexibility. The Group Insurance segment includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products (refer to Note 8 for additional information).

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Aetna and subsidiaries that the Company controls. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to the 2003 financial information to conform to the 2004 presentation.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and related notes presented in Aetna’s 2003 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but that is not required for interim reporting purposes, has been condensed or omitted.

2. Summary of Significant Accounting Policies

New Accounting Standards

Accounting for Variable Interest Entities (“VIE”)

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation requires the Company to consolidate a VIE if the entity meets certain criteria and the Company is considered the primary beneficiary of the VIE. In December 2003, the FASB issued a revision to Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46-R”). FIN 46-R amended certain provisions of FIN 46 and delayed implementation for entities that are not considered special purpose entities until the first quarter of 2004 with early adoption permitted. The Company adopted the provisions of FIN 46-R as of December 31, 2003. The adoption of FIN 46-R did not have a material impact on the Company’s financial position or results of operations. (Refer to Note 2 to the consolidated financial statements in Aetna’s 2003 Annual Report on Form 10-K.)

Disclosures of and Accounting for Other-than-Temporary Impairments of Certain Investments

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than carrying value) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material affect on the Company’s financial statements.

Stock-Based Compensation

At March 31, 2004, the Company had various stock-based employee incentive plans, which are described more fully in Note 14 to the consolidated financial statements presented in Aetna’s 2003 Annual Report on Form 10-K. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair value of the stock on the date the option is granted. The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value based method of accounting to all awards of stock-based employee compensation.

	Three Months Ended
	March 31,
(Millions, except per common share data)	2004	2003
Net income, as reported	$365.8	$330.0
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	4.1	14.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20.0)	(24.1)

Pro forma net income	$349.9	$320.5

Earnings per common share:
Basic – as reported	$2.38	$2.19
Basic – pro forma	2.27	2.12
Diluted – as reported	2.28	2.12
Diluted – pro forma	2.19	2.07

3. Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2004 and 2003 is as follows:

(Millions, except EPS data)	Income	Shares	Per Common
Three Months Ended March 31,	(Numerator)	(Denominator)	Share Amount
2004
Basic EPS:
Income from continuing operations	$325.8	153.9	$2.12
Effect of dilutive securities:
Stock options and other (1)		6.5

Diluted EPS:
Income from continuing operations and assumed conversions	$325.8	160.4	$2.03

2003
Basic EPS:
Income from continuing operations	$330.0	151.0	$2.19
Effect of dilutive securities:
Stock options and other (2)		4.4

Diluted EPS:
Income from continuing operations and assumed conversions	$330.0	155.4	$2.12

(1)	Options to purchase shares of common stock for the three months ended March 31, 2004 of 1.9 million shares (with exercise prices ranging from $77.50 to $89.25) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the three months ended March 31, 2003 of .6 million shares (with exercise prices ranging from $43.56 to $54.21) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

4. Operating Expenses

For the three months ended March 31, 2004 and 2003, selling expenses (which include broker commissions, the variable component of the Company’s internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended
	March 31,
(Millions)	2004	2003
Selling expenses	$163.6	$145.9

General and administrative expenses:
Salaries and related benefits	508.4	544.5
Other general and administrative expenses	311.7	330.0

Total general and administrative expenses	820.1	874.5

Total operating expenses	$983.7	$1,020.4

5. Other Acquired Intangible Assets

Other acquired intangible assets at March 31, 2004 and December 31, 2003 were as follows:

		Accumulated		Amortization
March 31, 2004 (Millions)	Cost	Amortization	Net Balance	Period (Years)
Other acquired intangible assets:
Provider networks	$677.2	$204.2	$473.0	20–25
Customer lists	919.0	908.7	10.3	5–7
Other	69.2	69.1	.1	3–5

Total other acquired intangible assets	$1,665.4	$1,182.0	$483.4

December 31, 2003
Other acquired intangible assets:
Provider networks	$677.2	$197.2	$480.0	20-25
Customer lists	919.0	903.0	16.0	5-7
Other	69.2	69.1	.1	3-5

Total other acquired intangible assets	$1,665.4	$1,169.3	$496.1

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)
2005	$29.4
2006	27.8
2007	27.8
2008	27.8
2009	27.8

6. Investments

Investment securities at March 31, 2004 and December 31, 2003 were as follows:

	March 31,	December 31,
(Millions)	2004	2003
Debt securities	$14,706.1	$14,446.6
Equity securities	61.4	57.8
Other investment securities (primarily short-term debt instruments)	682.7	486.1

Total investment securities	$15,450.2	$14,990.5

Net investment income includes amounts related to experience-rated contractholders of $40 million and $43 million for the three months ended March 31, 2004 and 2003, respectively. Interest credited to contractholders is included in current and future benefits on the Consolidated Statements of Income.

Net realized capital gains related to experience-rated contractholders of $8 million and $14 million for the three months ended March 31, 2004 and 2003, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds.

7. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Three Months
	Ended March 31,
(Millions)	2004	2003
Net unrealized holding gains arising during the period (1)	$84.5	$29.2
Less: reclassification adjustment for gains and other items included in net income (2)	12.2	11.2

Net unrealized gains on securities	$72.3	$18.0

(1)	Pretax net unrealized holding gains arising during the period were $130.0 million and $44.9 million for the three months ended March 31, 2004 and 2003, respectively.

(2)	Pretax reclassification adjustments for gains and other items included in net income were $18.7 million and $17.2 million for the three months ended March 31, 2004 and 2003, respectively.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 2004, the receivable from continuing products, net of related deferred taxes payable of $109 million on the accrued interest income, was $380 million. At December 31, 2003, the receivable from continuing products, net of related deferred taxes payable of $106 million on accrued interest income, was $375 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three months ended March 31, 2004 and 2003 were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended March 31, 2004	Results	Future Losses	Net(1)

Net investment income	$82.3	$—	$82.3
Net realized capital gains	18.1	(18.1)	—
Interest earned on receivable from continuing products	7.4	—	7.4
Other income	10.4	—	10.4

Total revenue	118.2	(18.1)	100.1

Current and future benefits	90.3	6.5	96.8
Operating expenses	3.3	—	3.3

Total benefits and expenses	93.6	6.5	100.1

Results of discontinued products	$24.6	$(24.6)	$—

Three months ended March 31, 2003

Net investment income	$86.0	$—	$86.0
Net realized capital gains	35.2	(35.2)	—
Interest earned on receivable from continuing products	6.9	—	6.9
Other income	23.6	—	23.6

Total revenue	151.7	(35.2)	116.5

Current and future benefits	94.7	19.0	113.7
Operating expenses	2.8	—	2.8

Total benefits and expenses	97.5	19.0	116.5

Results of discontinued products	$54.2	$(54.2)	$—

(1)	Amounts are reflected in the March 31, 2004 and 2003 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at March 31, 2004 and December 31, 2003 were as follows (1):

	March 31,	December 31,
(Millions)	2004	2003
Assets:
Debt securities	$3,517.6	$3,427.1
Equity securities	48.5	49.9
Mortgage loans	627.8	626.7
Investment real estate	76.1	75.2
Loaned securities	272.1	180.2
Other investments (2)	548.8	553.7

Total investments	5,090.9	4,912.8
Collateral received under securities loan agreements	277.8	184.0
Current and deferred income taxes	141.4	150.6
Receivable from continuing products (3)	488.8	481.4

Total assets	$5,998.9	$5,728.8

Liabilities:
Future policy benefits	$4,174.4	$4,217.9
Policyholders’ funds	35.2	35.2
Reserve for anticipated future losses on discontinued products	1,060.4	1,035.8
Collateral payable under securities loan agreements	277.8	184.0
Other liabilities	451.1	255.9

Total liabilities	$5,998.9	$5,728.8

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $129.6 million and $121.8 million at March 31, 2004 and December 31, 2003, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

At March 31, 2004 and December 31, 2003, net unrealized capital gains on debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan cash flow assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption has been included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with the decline in the commercial mortgage loan and real estate portfolios.

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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2004 was as follows (pretax):

(Millions)
Reserve at December 31, 2003	$1,035.8
Operating loss	(.9)
Net realized capital gains	18.1
Mortality and other	7.4

Reserve at March 31, 2004	$1,060.4

9. Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains and losses, as of each fiscal quarter end. At March 31, 2004, the Company met its required minimum level of approximately $5.5 billion. The Company is also required to maintain its ratio of total debt to consolidated earnings as of each fiscal quarter end at or below 3.0. For this purpose, consolidated earnings equals, for the period of four consecutive quarters, net income plus interest expense, income tax expense, depreciation expense, amortization expense, certain excluded charges taken on or before December 31, 2003 and any extraordinary gains or losses. The Company met this requirement at March 31, 2004. Refer to Note 15 to the consolidated financial statements presented in Aetna’s 2003 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

10. Capital Stock

On December 5, 2003, the Board of Directors authorized a share repurchase program for the repurchase of up to 10 million shares of common stock (not to exceed an aggregate purchase price of $750 million). The Company repurchased approximately 5.1 million shares of common stock at a cost of approximately $424 million. Approximately 5.0 million shares of common stock at a cost of approximately $419 million were repurchased during the first quarter of 2004. At March 31, 2004, approximately $55 million of these repurchase transactions were settled in early April.

On January 30, 2004, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 3.6 million stock options to purchase common shares of the Company at $77.50 per share. The January 30, 2004 grants will be fully vested by December 31, 2004. During the first quarter of 2004, the Company issued approximately 4.9 million shares of common stock for benefit plans, including approximately 4.4 million shares related to stock option exercises.

Under the Aetna Inc. Employee Stock Purchase Plan (the “ESPP”), 6.2 million of the Company’s common shares are reserved for issuance at March 31, 2004 in accordance with the ESPP’s provisions. Employee contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period. A six-month accumulation period commenced on January 2, 2004. This accumulation period ends on June 18, 2004, and the purchase price for this offering will be at a 10% discount from the lesser of the stock’s fair market value on January 2, 2004 or June 18, 2004.

11. Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, as calculated at March 31, 2004, the amount of dividends that may be paid through the end of 2004 to Aetna by its domestic insurance and HMO subsidiaries without prior approval by state regulatory authorities is approximately $416 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders. At March 31, 2004, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries, reflecting intercompany eliminations, was $4.0 billion. At December 31, 2003, such surplus was $3.8 billion.

12. Benefit Plans

Defined Benefit Pension Plans

Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plan for the three months ended March 31, 2004 and March 31, 2003 were as follows:

	March 31,	March 31,
(Millions)	2004	2003
Service cost	$19.0	$18.7
Interest cost	65.3	64.6
Expected return on plan assets	(77.6)	(63.9)
Amortization of prior service cost	1.4	1.2
Recognized net actuarial loss	16.0	19.0

Net periodic benefit cost	$24.1	$39.6

Other Post-Retirement Benefit Plans

In January 2004, the Company amended the post-retirement dental plan to eliminate the dental subsidy for all retirees. As a result of this 2004 amendment, the Company recorded a curtailment benefit of approximately $32 million pretax in the first quarter of 2004 reflected in operating expenses (other general and administrative expenses). Refer to Note 14 to the consolidated financial statements presented in Aetna’s 2003 Annual Report on Form 10-K for additional information.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare, primarily by adding a voluntary prescription drug benefit for Medicare eligible individuals starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare eligible individuals with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

As the Act was signed into law after the Company’s measurement date (September 30, 2003), any potential financial impact of the Act was not reflected in 2003 results of operations. FASB Staff Position 106-1 allowed the Company to begin recognizing any potential impact of the Act in the first quarter 2004 financial statements or to defer recognizing the potential impact until more definitive accounting guidance is provided. The Company has decided to defer recognition.

Components of the net periodic benefit cost of the Company’s other post-retirement plans for the three months ended March 31, 2004 and March 31, 2003 were as follows:

	March 31,		March 31,
(Millions)	2004		2003
Service cost	$.1		$.1
Interest cost	6.5		7.1
Expected return on plan assets	(1.1)		(1.2)
Amortization of prior service cost	(.3)		(.2)
Recognized net actuarial loss	.5		—

Net periodic benefit cost before curtailment benefit	5.7		5.8
Curtailment benefit	(31.8	)(1)	(34.0	)(2)

Net periodic benefit income	$(26.1)		$(28.2)

(1)	Reflects a plan amendment made in January 2004 to eliminate the dental subsidy for all retirees. Refer to Note 14 to the consolidated financial statements presented in Aetna’s 2003 Annual Report on Form 10-K for additional information.

(2)	Reflects plan amendments made in January 2003 related to the phase-out of the retiree medical subsidy for certain employees and elimination of the retiree dental subsidy for certain employees. Refer to Note 14 to the consolidated financial statements presented in Aetna’s 2003 Annual Report on Form 10-K for additional information.

13. Segment Information

Summarized financial information for the Company’s principal operations for the three months ended March 31, was as follows:

		Group	Large Case	Corporate	Discontinued	Total
(Millions)	Health Care	Insurance	Pensions	Interest	Operations	Company
2004
Revenues from external customers	$4,070.2	$401.5	$52.0	$—	$—	$4,523.7
Net investment income	65.7	71.3	134.5	—	—	271.5

Total revenue, excluding net realized capital gains	$4,135.9	$472.8	$186.5	$—	$—	$4,795.2

Operating earnings (loss)(1)	$288.4	$30.8	$6.1	$(16.5)	$—	$308.8
Net realized capital gains, net of tax	7.1	7.9	2.0	—	—	17.0

Income (loss) from continuing operations	295.5	38.7	8.1	(16.5)	—	325.8
Income from discontinued operation, net of taxes (2)	—	—	—	—	40.0	40.0

Net income (loss)	$295.5	$38.7	$8.1	$(16.5)	$40.0	$365.8

2003
Revenues from external customers	$3,735.7	$387.6	$45.5	$—	$—	$4,168.8
Net investment income	65.8	66.0	144.2	—	—	276.0

Total revenue, excluding net realized capital gains	$3,801.5	$453.6	$189.7	$—	$—	$4,444.8

Operating earnings (loss)(1)	$293.3	$32.6	$6.8	$(16.8)	$—	$315.9
Net realized capital gains, net of tax	8.6	2.5	3.0	—	—	14.1

Net income (loss)	$301.9	$35.1	$9.8	$(16.8)	$—	$330.0

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains, net of tax. While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	Income from discontinued operations of $40 million for the first quarter of 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold (former Aetna).

14. Commitments and Contingent Liabilities

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

Thirteen Provider Cases were presided over by the Florida Federal Court, and a similar action is pending in Louisiana state court, on behalf of purported classes of physicians. These Provider Cases alleged generally that the Company and each of the other defendant managed care organizations employed coercive economic power to force physicians to enter into economically unfavorable contracts, imposed unnecessary administrative burdens on providers and improperly denied claims in whole or in part, and that the defendants did not pay claims timely or did not pay claims at proper rates. These Provider Cases further charged that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. These actions alleged violations of the Racketeer Influenced and Corrupt Organizations Act, the Employee Retirement Income Security Act of 1974, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines and sought various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was approved by the Florida Federal Court on November 6, 2003. The order of approval has been appealed to the United States Court of Appeals for the Eleventh Circuit, and the appeal is scheduled to be argued on August 12, 2004. The Company anticipates that, if the approval order is not overturned on appeal, the Physician Settlement Agreement will resolve all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement, including the Louisiana state court action. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

A Provider Case brought on behalf of the American Dental Association makes similar allegations on behalf of a purported class of dentists. Effective August 22, 2003 the Company and representatives of approximately 150,000 dentists entered into an agreement (the “Dentist Settlement Agreement”) settling the dentist action. The Dentist Settlement Agreement was preliminarily approved by the Florida Federal Court on April 21, 2004. If finally approved by the Florida Federal Court, the Company anticipates that the Dentist Settlement Agreement would result in the conclusion of all pending Provider Cases filed on behalf of dentists that do not opt out of the settlement. The final approval hearing currently is scheduled for July 20, 2004. The cost of this settlement was not material to the Company.

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

Securities Class Action Litigation

Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (the “Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York (the “New York Federal Court”). The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. On October 15, 2002, the New York Federal Court heard argument on defendants’ motion to dismiss the Securities Complaint. Defendants intend to continue vigorously defending this action, which is in its preliminary stages.

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

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investing activities, intellectual property and other litigation in its Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions.

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

15. Discontinued Operations

Income from discontinued operations of $40 million for the first quarter of 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold (former Aetna).

Independent Accountants’ Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 28, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries as of March 31, 2004 and December 31, 2003 and its results of operations for the three months ended March 31, 2004 and 2003. This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements and other data presented herein as well as the MD&A contained in the Company’s 2003 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Aetna Inc. (the “Company”) is one of the nation’s leading providers of health care, dental, pharmacy, group life, disability and long-term care benefits, serving approximately 13.3 million medical members, 11.2 million dental members, 8.1 million pharmacy members and 12.4 million group insurance members as of March 31, 2004. The Company has expansive nationwide provider networks of more than 618,000 health care services providers, including over 370,000 primary care and specialist physicians and 3,783 hospitals. The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions.

The Company’s operating profit in the first quarter of 2004, compared to the first quarter of 2003, reflects continued improvement in the Company’s Health Care business, excluding development of prior period health care cost estimates. This improvement resulted from reductions in general and administrative expenses of $35 million ($54 million pretax) and higher revenue driven by rate increases for renewing membership as well as membership growth for both administrative services contract (“ASC”) business (an employer-funded plan where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Risk business (where the Company assumes all or a majority of the risk for medical and dental care costs). While the Commercial Risk medical cost ratio (health care costs divided by premiums) for the first quarter of 2004 increased slightly, reductions in general and administrative expenses, together with these revenue increases, resulted in expanded operating margins. The Company’s medical membership was 13.3 million members at March 31, 2004, representing approximately 34% Risk members and 66% administrative services contract members. The Company continues to take actions designed to achieve membership at December 31, 2004 of approximately 600,000 to 750,000 higher than at December 31, 2003.

The Company continued to generate cash from operations in the first quarter of 2004 which was used to fund, in addition to other operating activities, a $245 million pretax voluntary contribution to its pension plan. The Company also continued purchasing common stock under its share repurchase program.

Summary of Consolidated Results

	Three Months Ended March 31,
(Millions, except per share amounts)	2004	2003
Total Revenues	$4,821.3	$4,466.5
Income from continuing operations (1)	325.8	330.0
Net income (2)	365.8	330.0
Income from continuing operations per common share	2.03	2.12

(1)	Income from continuing operations for the three months ended March 31, 2004 and 2003 reflect favorable development of prior period health care cost estimates of approximately $27 million ($41 million pretax) and $107 million ($164 million pretax), respectively.

(2)	Net income for the three months ended March 31, 2004 includes income from discontinued operations of $40 million related to the completion of certain Internal Revenue Service audits associated with businesses previously sold (former Aetna). Net income for the three months ended March 31, 2004 and 2003 includes net realized capital gains of $17 million and $14 million, respectively.

Management Update

Effective April 26, 2004, Louis J. Briskman was named Senior Vice President and General Counsel of the Company, reporting to Chairman and Chief Executive Officer John W. Rowe, M.D. Mr. Briskman was formerly Executive Vice President and General Counsel of CBS Television. He replaces L. Edward Shaw, Jr., who retired, and joins the Office of the Chairman, Aetna’s most senior management group.

Effective April 28, 2004, Craig R. Callen was named Senior Vice President, Strategic Planning and Business Development, a new position, reporting to Chairman and Chief Executive Officer John W. Rowe, M.D. and joins the Office of the Chairman. Mr. Callen was formerly head of U.S. health care investment banking at Credit Suisse First Boston.

Discussion of Segment Results

The discussion of the Company’s results of operations that follows is presented based on the Company’s reportable segments in accordance with Financial Accounting Standard (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and is consistent with the disclosure of segment information in Note 13 of Condensed Notes to Consolidated Financial Statements. The measure of profit or loss presented within each segment’s discussion of results of operations is the measure reported to the Chief Executive Officer for purposes of making decisions about allocating resources to the segment and assessing its performance.

HEALTH CARE

Health Care consists of medical and dental plans offered on both a Risk and ASC basis. Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include consumer-directed health plans that combine traditional POS or PPO coverage, subject to a deductible, with an accumulating benefit account.

Operating Summary

	Three Months Ended March 31,
(Millions)	2004	2003	% Change
Premiums:
Commercial Risk (1)	$3,326.2	$3,045.2	9.2%
Medicare	231.6	223.8	3.5

Total premiums	3,557.8	3,269.0	8.8

Administrative services contract fees	505.3	464.6	8.8
Net investment income	65.7	65.8	(.2)
Other income	7.1	2.1	—
Net realized capital gains	10.9	13.3	(18.0)

Total revenue	4,146.8	3,814.8	8.7

Health care costs (2)	2,741.8	2,367.9	15.8
Operating expenses:
Selling expenses	148.8	133.1	11.8
General and administrative expenses (3)	775.4	829.4	(6.5)
Amortization of other acquired intangible assets	12.7	12.7	—

Total benefits and expenses	3,678.7	3,343.1	10.0

Income before income taxes	468.1	471.7	(.8)
Income taxes	172.6	169.8	1.6

Net income	$295.5	$301.9	(2.1)%

Net realized capital gains, net of tax (included above)	$7.1	$8.6	(17.4)%

(1)	Commercial Risk includes all medical and dental risk products, except Medicare.

(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 9.6% for the three months ended March 31, 2004 compared to 12.0% for the corresponding period in 2003.

(3)	Includes salaries and related benefit expenses of $482.1 million and $516.5 million for the three months ended March 31, 2004 and 2003, respectively.

Results

The table presented below excludes net realized capital gains, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with accounting principles generally accepted in the United States of America. Management believes excluding net realized capital gains to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of the Company’s business operations. The Company also displays operating earnings and medical cost ratios excluding development of prior period health care cost estimates to better reflect the underlying current period health care costs.

	Three Months
	Ended March 31,
(Millions)	2004	2003
Net income	$295.5	$301.9
Adjustments: net realized capital gains	(7.1)	(8.6)

Operating earnings including favorable development of prior period health care costs	288.4	293.3
Adjustments: approximate favorable development of prior period health care costs	(27.0)	(107.0)

Operating earnings, excluding favorable development of prior period health care costs	$261.4	$186.3

The increase in operating earnings, excluding favorable development of prior period health care cost estimates, reflects growth in revenues from premium rate increases for renewing membership as well as new members which resulted in a higher total underwriting margin, as well as an increase in ASC fees (refer to “Membership”). This increase also reflects lower general and administrative expenses primarily due to lower employee related performance-based compensation and other expense initiatives. These increases were partially offset by an increase in selling expenses consistent with higher overall premiums, and a higher proportion of premiums in certain customer markets which have higher selling costs.

Commercial Risk

Commercial Risk premiums increased approximately $281 million for the three months ended March 31, 2004, when compared to the corresponding period in 2003. This increase reflects premium rate increases on renewing business and increases in membership levels.

The Commercial Risk medical cost ratio was 76.6% for the three months ended March 31, 2004 compared to 72.0% for the corresponding period in 2003. Health care costs for the first quarter of 2004 and 2003 reflect favorable development of prior period health care cost estimates of approximately $36 million pretax and $152 million pretax, respectively. The favorable development of prior period health care cost estimates recognized in the first quarter of 2004 and 2003 relates to health care costs incurred in preceding periods and considers the actual claims experience that emerged in the first quarter of 2004 and 2003. The actual claim submission time (i.e., the period of time from the date health care services were provided to our members to the date the Company received the health care claim from the provider) was shorter than the Company had anticipated in determining its health care costs payable at December 31, 2003 and 2002. Such acceleration was not evident until the first quarter of 2004 and 2003, when the majority of the remaining claims for services included in health care costs payable as of the end of the preceding quarter were paid. As a result, the volume of claims incurred but not reported was estimated to be higher than the Company actually experienced, resulting in the favorable development of prior period health care cost estimates recognized in the first quarter of 2004 and 2003 (refer to discussion of health care costs payable below for more information).

Excluding favorable development, the adjusted Commercial Risk medical cost ratio was 77.6% for the three months ended March 31, 2004 and 77.0% for the comparable period in 2003 (refer to the reconciliations of Commercial Risk health care costs to adjusted Commercial Risk health care costs below). This increase in the medical cost ratio for the first quarter of 2004 reflects a percentage increase in per member medical costs that slightly outpaced the percentage increase in per member premiums.

	Three Months
	Ended March 31,
(Millions)	2004	2003
Commercial Risk health care costs (included in total health care costs above)	$2,546.3	$2,191.3
Adjustments: approximate favorable development of prior period health care cost estimates	36.0	152.0

Adjusted Commercial Risk health care costs	$2,582.3	$2,343.3

Medicare

Medicare premiums increased approximately $8 million for the three months ended March 31, 2004, when compared to the corresponding period in 2003. This increase reflects increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services.

The Medicare medical cost ratio for the first quarter of 2004 was 84.5%, compared to 79.0% for the corresponding period in 2003. Health care costs for the first quarter of 2004 and 2003 reflect favorable development of prior period health care cost estimates of approximately $5 million pretax and $12 million pretax, respectively. Excluding this favorable development, the Medicare medical cost ratio was 86.6% for the three months ended March 31, 2004, compared to 84.4% for the corresponding period in 2003 (refer to the reconciliations of Medicare health care costs to adjusted Medicare health care costs below). The increase in the medical cost ratio for the first quarter of 2004 reflects a rate of increase for per member health care costs that outpaced the rate of increase for per member premiums, primarily due to higher utilization of health care services in the first quarter of 2004, compared to the corresponding period in 2003.

	Three Months
	Ended March 31,
(Millions)	2004	2003
Medicare health care costs (included in total health care costs above)	$195.6	$176.9
Adjustments: approximate favorable development of prior period health care cost estimates	5.0	12.0

Adjusted Medicare health care costs	$200.6	$188.9

Health Care Costs Payable

Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported and those which have been reported but not yet paid. The Company develops such estimates using actuarial principles and assumptions that consider, among other things, historical and projected claim submission patterns, historical and projected claim processing time, medical cost trends, utilization of health care services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors. In developing its estimate of health care costs payable, the Company consistently applies the actuarial principles and assumptions each period, with consideration to the variability of these factors.

Because the average life of most health care claims is less than three-months and a large portion of health care claims are not submitted to the Company until after the end of the quarter in which services are rendered by providers to members, historical and projected claim submission, processing time and medical cost trends are key assumptions in the Company’s estimate of health care costs payable. Given these assumptions, an extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates, and the adequacy of the estimates is highly sensitive to changes in medical claims submission and payment patterns and changes in medical cost trends.

The Company believes its estimate of health care costs payable is reasonable and adequate to cover the Company’s obligations as of March 31, 2004; however, actual claim payments may differ from established estimates. A worsening (or improvement) of medical cost trend (the rate of increase in per member health care costs) or changes in claim submission and payment patterns from those that were assumed in estimating health care costs payable at March 31, 2004 would cause these estimates to change in the near term, and such a change could be material.

Each quarter, the Company re-examines previously established health care costs payable estimates based on actual claim payments for prior periods and other changes in facts and circumstances. Given the extensive degree of judgment in this estimate, it is possible that estimates of health care costs payable could develop either favorably or unfavorably. The Company includes the impacts of changes in estimates in earnings when they are identified. The changes in the estimate of health care costs payable may relate to the prior fiscal quarter, prior fiscal year, or even to earlier periods.

Membership

Health Care’s membership was as follows:

	March 31, 2004			March 31, 2003
(Thousands)	Risk	ASC	Total	Risk	ASC	Total
Medical
Commercial	4,415	8,721	13,136	4,316	8,499	12,815
Medicare	102	—	102	108	—	108
Medicaid	—	106	106	—	108	108

Total Medical Membership	4,517	8,827	13,344	4,424	8,607	13,031

Dental	4,599	6,615	11,214	4,469	6,909	11,378
Pharmacy (1)			8,057			7,431
Aetna Health Fund SM (2)			183			38

(1)	At March 31, 2004 and 2003, pharmacy members in thousands include 7,693 and 7,361 members, respectively, receiving pharmacy benefit management services and 364 and 70 members, respectively, who purchased medications through the Company’s mail order pharmacy.

(2)	Represents the Company’s consumer-directed membership included in Commercial medical membership.

Total medical membership as of March 31, 2004 increased by 313,000 members, compared to March 31, 2003. For both periods, the percentage of Risk and ASC medical membership has remained consistent at approximately 34% and 66%, respectively.

GROUP INSURANCE

Group Insurance includes group life insurance products offered on a risk basis, including Basic Term Group Life Insurance, Group Universal Life, Supplemental or Voluntary programs and Accidental Death and Dismemberment coverage. Disability and Long Term Care products are offered on both a risk and an employer-funded basis and consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities.

Operating Summary

	Three Months Ended March 31,
(Millions)	2004	2003	% Change
Premiums:
Life	$295.7	$284.2	4.0%
Disability	78.2	74.0	5.7
Long Term Care	19.8	17.6	12.5

Total premiums	393.7	375.8	4.8
Administrative services contract fees	6.9	10.9	(36.7)
Net investment income	71.3	66.0	8.0
Other income	.9	.9	—
Net realized capital gains	12.1	3.8	—

Total revenue	484.9	457.4	6.0

Current and future benefits	374.6	353.6	5.9
Operating expenses:
Selling expenses	14.8	12.8	15.6
General and administrative expenses (1)	39.7	40.0	—

Total benefits and expenses	429.1	406.4	5.6

Income before income taxes	55.8	51.0	9.4
Income taxes	17.1	15.9	7.5

Net income	$38.7	$35.1	10.3%

Net realized capital gains, net of tax (included above)	$7.9	$2.5	—%

(1)	Includes salaries and related benefit expenses of $22.8 and $24.2 for the three months ended March 31, 2004 and 2003, respectively.

The table presented below excludes net realized capital gains, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with accounting principles generally accepted in the United States of America. Management believes excluding net realized capital gains to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of the Company’s business operations.

	Three Months
	Ended March 31,
(Millions)	2004	2003
Operating earnings:
Life products	$22.5	$27.0
Disability and Long Term Care products	8.3	5.6

Total Group Insurance operating earnings	30.8	32.6
Adjustments: Net realized capital gains	7.9	2.5

Net income	$38.7	$35.1

Operating earnings for the three months ended March 31, 2004 decreased approximately $2 million compared to the corresponding period in 2003. This decrease reflects lower administrative services contract fees, an increase in operating expenses primarily due to higher selling expenses, primarily for Group Life products, consistent with the Company’s growth strategy and an increase in the benefit cost ratio for Group Life products due to unfavorable claim experience. The decrease in operating earnings was partially offset by an increase in net investment income reflecting higher average asset levels and higher partnership income. The benefit cost ratio was 95.1% for the three months ended March 31, 2004, compared to 94.1% for the corresponding period in 2003.

Net realized capital gains for the three months ended March 31, 2004 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment. These gains were partially offset by losses on futures contracts used for managing the maturities of invested assets with the payment of expected liabilities.

Life Products

Operating earnings for Life products decreased compared to first quarter of 2003. This decrease is primarily due to a higher benefit cost ratio resulting from unfavorable claim experience and higher operating expenses as discussed above, partially offset by an increase in net investment income as discussed above.

Disability and Long Term Care Products

Operating earnings increased primarily due to higher net investment income, a lower combined benefit cost ratio due to favorable claim experience related to Disability products and lower general and administrative expenses. These increases to operating earnings were partially offset by lower administrative services contract fees.

Membership

Group Insurance’s membership was as follows:

(Thousands)	March 31, 2004	March 31, 2003
Life products	10,045	9,384
Disability products	2,141	2,192
Long Term Care products	208	197

Total	12,394	11,773

Total Group Insurance membership as of March 31, 2004 increased by 621,000 members when compared to March 31, 2003. Group Insurance sales were 2.1 million for the twelve months ended March 31, 2004 and lapses and in-force membership reductions were 1.5 million for the same period.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Operating Summary

	Three Months Ended March 31,
(Millions)	2004	2003	% Change
Premiums	$49.0	$41.8	17.2%
Net investment income	134.5	144.2	(6.7)
Other income	3.0	3.7	(18.9)
Net realized capital gains	3.1	4.6	(32.6)

Total revenue	189.6	194.3	(2.4)

Current and future benefits	172.4	174.0	(.9)
Operating expenses:
Salaries and related benefits	3.5	3.8	(7.9)
General and administrative expenses	1.5	1.3	15.4

Total benefits and expenses	177.4	179.1	(.9)

Income before income taxes	12.2	15.2	(19.7)
Income taxes	4.1	5.4	(24.1)

Net income	$8.1	$9.8	(17.3)%

Net realized capital gains, net of tax (included above)	$2.0	$3.0	(33.3)%

Assets under management:(1)
Fully guaranteed discontinued products	$4,664.5	$4,744.2	(1.7)%
Experience-rated	4,889.5	5,628.6	(13.1)
Nonguaranteed	9,561.3	8,183.7	16.8

Total assets under management	$19,115.3	$18,556.5	3.0%

(1)	Excludes net unrealized capital gains of $657.2 million and $533.5 million at March 31, 2004 and 2003, respectively.

Results

The table presented below excludes net realized capital gains, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with accounting principles generally accepted in the United States of America. Management believes excluding net realized capital gains to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of the Company’s business operations.

	Three Months
	Ended March 31,
(Millions)	2004	2003
Net income	$8.1	$9.8
Adjustments: net realized capital gains	(2.0)	(3.0)

Operating earnings	$6.1	$6.8

The slight decrease in operating earnings reflects the continued run off of underlying liabilities and related assets, including lower net investment income.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended March 31,
(Millions)	2004	2003
Scheduled contract maturities and benefit payments (1)	$251.8	$183.6
Contractholder withdrawals other than scheduled contract maturities and benefit payments	8.4	19.1
Participant-directed withdrawals	5.1	12.8

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products were as follows:

	Three Months Ended March 31,
(Millions)	2004	2003
Interest deficit (1)	$(5.2)	$(5.6)
Net realized capital gains	11.8	22.9
Interest earned on receivable from continuing products	4.8	4.5
Other, net	5.5	13.8

Results of discontinued products, after tax	$16.9	$35.6

Results of discontinued products, pretax	$24.6	$54.2

Net realized capital gains from bonds, after tax (included above)	$7.6	$13.8

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

The net realized capital gain for the first quarter of 2004 is due primarily to gains on the sale of debt securities in a low interest rate environment. The net realized capital gain for the first quarter of 2003 is due primarily to gains on the sale of debt securities in a low interest rate environment and also the sale of an equity investment, partially offset by the write-down of certain debt securities.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $380 million at March 31, 2004 and $375 million at December 31, 2003, net of related deferred taxes payable.

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

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan cash flow assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption has been included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with the decline in the commercial mortgage loan and real estate portfolios.

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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2004 was as follows (pretax):

(Millions)
Reserve at December 31, 2003	$1,035.8
Operating loss	(.9)
Net realized capital gains	18.1
Mortality and other	7.4

Reserve at March 31, 2004	$1,060.4

The discontinued products investment portfolio is as follows:

(Millions)	March 31, 2004		December 31, 2003
Class	Amount	Percent	Amount	Percent
Debt securities	$3,517.6	69.1%	$3,427.1	69.7%
Loaned securities	272.1	5.3	180.2	3.7

Total debt securities	3,789.7	74.4	3,607.3	73.4
Mortgage loans	627.8	12.3	626.7	12.8
Investment real estate	76.1	1.5	75.2	1.5
Equity securities	48.5	1.0	49.9	1.0
Other (1)	548.8	10.8	553.7	11.3

Total	$5,090.9	100.0%	$4,912.8	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $129.6 million at March 31, 2004 and $121.8 million at December 31, 2003, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products were as follows:

	Three Months Ended March 31,
(Millions)	2004	2003
Scheduled contract maturities, settlements and benefit payments	$126.9	$151.6
Participant-directed withdrawals	.1	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s long-term and short-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $17 million for the three months ended March 31, 2004 and 2003.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	March 31, 2004	December 31, 2003
Debt securities	$14,706.1	$14,446.6
Loaned securities	1,002.6	810.6

Total debt securities	15,708.7	15,257.2
Mortgage loans	1,463.7	1,451.2
Equity securities	86.9	84.8
Other investment securities	682.7	486.1
Investment real estate	270.0	270.4
Other (1)	1,598.3	1,499.5

Total investments	$19,810.3	$19,049.2

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $647.7 million at March 31, 2004 and $636.7 million at December 31, 2003 included in long-term investments on the Consolidated Balance Sheets.

Debt and Equity Securities

Debt securities represented 79% at March 31, 2004 and 80% at December 31, 2003 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	March 31, 2004	December 31, 2003
Supporting discontinued products	$3,789.7	$3,607.3
Supporting experience-rated products	2,258.6	2,236.4
Supporting remaining products	9,660.4	9,413.5

Total debt securities (1)	$15,708.7	$15,257.2

(1)	Total debt securities include “Below Investment Grade” Securities of $905 million at March 31, 2004, and $963 million at December 31, 2003, of which 23% at March 31, 2004 and 25% at December 31, 2003 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $1.1 billion (comprised of gross unrealized capital gains of $1.2 billion and gross unrealized capital losses of $20 million) at March 31, 2004 compared with net unrealized capital gains of $919 million (comprised of gross unrealized capital gains of $958 million and gross unrealized capital losses of $39 million) at December 31, 2003. Of the net unrealized capital gains at March 31, 2004, $411 million relate to assets supporting discontinued products and $218 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2003, $326 million relate to assets supporting discontinued products and $176 million relate to experience-rated products.

Equity securities reflect net unrealized capital gains of $23 million (comprised of gross unrealized capital gains of $23 million and gross unrealized capital losses of $.2 million) at March 31, 2004 compared with net unrealized capital gains of $20 million (comprised of gross unrealized capital gains of $20 million and gross unrealized capital losses of $.2 million) at December 31, 2003.

If management believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized capital loss in Shareholders’ Equity, and if the decline is “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is recorded in the Consolidated Statement of Income consistent with the guidance of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s impairment analysis is discussed in more detail in “MD&A — Total Investments” in Aetna’s 2003 Annual Report on Form 10-K.

At March 31, 2004 and December 31, 2003, the Company had no individually material unrealized losses on debt or equity securities which could have a material impact on the Company’s results of operations.

Capital Gains and Losses

For the three months ended March 31, 2004, net realized capital gains were $26 million ($17 million after tax) and included net investment write-downs from other-than-temporary impairments of $2 million ($1 million after tax). The majority of these impairments were related to commercial mortgage backed securities. For the three months ended March 31, 2003, net realized capital gains were $22 million ($14 million after tax) and included net investment write-downs from other-than-temporary impairments of $6 million ($4 million after tax). In 2003, the majority of these impairments were taken in the energy sector. The factors contributing to the impairment losses recognized during the three months ended March 31, 2004 and 2003 did not impact other material investments held at the time. The Company had no individually material realized losses on debt or equity securities that materially impacted the Company’s results of operations during the three months ended March 31, 2004 or 2003.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	March 31, 2004	December 31, 2003
Supporting discontinued products	$627.8	$626.7
Supporting experience-rated products	328.1	321.3
Supporting remaining products	507.8	503.2

Total mortgage loans	$1,463.7	$1,451.2

The mortgage loan portfolio balance represented 7% of the Company’s total invested assets at March 31, 2004 and 8% at December 31, 2003. Problem, restructured and potential problem loans included in mortgage loans were $60 million at March 31, 2004 and $85 million at December 31, 2003, of which 84% at March 31, 2004 and 89% at December 31, 2003 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $14 million at March 31, 2004 and $19 million at December 31, 2003.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of March 31, 2004. Refer to Aetna’s 2003 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

The following table for the three months ended March 31, 2004 breaks out the operating cash flows of Health Care and Group Insurance and Large Case Pensions separately, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impacts cash flows from investing activities (and not operating cash flows):

	Health Care
	and Group	Large Case
(Millions)	Insurance(1)	Pensions	Total
Cash flows from operating activities:
Net income	$357.7	$8.1	$365.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(40.0)	—	(40.0)
Amortization of other acquired intangible assets	12.7	—	12.7
Depreciation and other amortization	35.1	—	35.1
Amortization of net investment premium	11.7	.1	11.8
Net realized capital gains	(23.0)	(3.1)	(26.1)

Cash flow from operating activities before balance sheet changes	354.2	5.1	359.3
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(1.6)	1.7	.1
Increase in premiums due and other receivables	(28.2)	(.5)	(28.7)
Net change in income taxes	200.7	4.8	205.5
Net change in other assets and other liabilities	(452.4)	13.9	(438.5)
Net increase (decrease) in health care and insurance liabilities	32.2	(58.7)	(26.5)
Other, net	(5.5)	(6.3)	(11.8)

Net cash provided by (used for) operating activities	$99.4	$(40.0)	$59.4

(1)	Includes corporate interest.

Total cash flows provided by operating activities were approximately $59 million for the three months ended March 31, 2004. Cash flows provided by operating activities for Health Care and Group Insurance were approximately $99 million. Included in this amount were approximately $17 million pretax for payments related to prior year severance and facilities reserves, $245 million pretax for voluntary pension contributions and approximately $150 million pretax of employee related performance-based compensation payments, reflected in net change in other assets and liabilities. Refer to the “Consolidated Statements of Cash Flows” for additional information.

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

Financings, Financing Capacity and Capitalization

At March 31, 2004, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. There were no short-term borrowings outstanding during the first quarter of 2004. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 17.2% at March 31, 2004. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

March 31,
(Millions)	2004
Total Shareholders’ Equity	$8,175.3
Adjustments: net unrealized gains on available-for-sale investment securities	(359.9)

Adjusted Shareholders’ Equity	$7,815.4

Common Stock Transactions

On January 30, 2004, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 3.6 million stock options to purchase common shares of the Company at $77.50. These grants will be fully vested by December 31, 2004. During the first quarter of 2004, the Company issued approximately 4.9 million shares of common stock for benefit plans, including approximately 4.4 million shares related to stock option exercises. For the first quarter of 2004, the Company had weighted average common shares, including common share equivalents, of approximately 160.4 million (refer to Note 3 of Condensed Notes to Consolidated Financial Statements).

CRITICAL ACCOUNTING POLICIES

Refer to “Critical Accounting Policies” in Aetna’s 2003 Annual Report on Form 10-K for information on accounting policies that the Company considers critical in preparing its Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

NEW ACCOUNTING STANDARDS

Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards. The Company’s adoption of these new accounting standards did not have a material effect on the Company’s financial position or results of operations.

REGULATORY ENVIRONMENT

Refer to “Regulatory Environment” in Aetna’s 2003 Annual Report on Form 10-K for information on regulation of the Company.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The “Forward-Looking Information/Risk Factors” portion of Aetna’s 2003 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company’s business.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits 31.1 and 31.2 to this report.

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

Thirteen Provider Cases were presided over by the Florida Federal Court, and a similar action is pending in Louisiana state court, on behalf of purported classes of physicians. These Provider Cases alleged generally that the Company and each of the other defendant managed care organizations employed coercive economic power to force physicians to enter into economically unfavorable contracts, imposed unnecessary administrative burdens on providers and improperly denied claims in whole or in part, and that the defendants did not pay claims timely or did not pay claims at proper rates. These Provider Cases further charged that the Company and the other defendant managed care organizations conspired and aided and abetted one another in the alleged wrongdoing. These actions alleged violations of the Racketeer Influenced and Corrupt Organizations Act, the Employee Retirement Income Security Act of 1974, state unfair trade statutes, state consumer fraud statutes, state laws regarding the timely payment of claims, and various common law doctrines and sought various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was approved by the Florida Federal Court on November 6, 2003. The order of approval has been appealed to the United States Court of Appeals for the Eleventh Circuit, and the appeal is scheduled to be argued on August 12, 2004. The Company anticipates that, if the approval order is not overturned on appeal, the Physician Settlement Agreement will resolve all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement, including the Louisiana state court action. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

A Provider Case brought on behalf of the American Dental Association makes similar allegations on behalf of a purported class of dentists. Effective August 22, 2003 the Company and representatives of approximately 150,000 dentists entered into an agreement (the “Dentist Settlement Agreement”) settling the dentist action. The Dentist Settlement Agreement was preliminarily approved by the Florida Federal Court on April 21, 2004. If finally approved by the Florida Federal Court, the Company anticipates that the Dentist Settlement Agreement would result in the conclusion of all pending Provider Cases filed on behalf of dentists that do not opt out of the settlement. The final approval hearing currently is scheduled for July 20, 2004. The cost of this settlement was not material to the Company.

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

Securities Class Action Litigation

Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (the “Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York (the “New York Federal Court”). The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. On October 15, 2002, the New York Federal Court heard argument on defendants’ motion to dismiss the Securities Complaint. Defendants intend to continue vigorously defending this action, which is in its preliminary stages.

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

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investing activities, intellectual property and other litigation in its Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Program	Program
January 1, 2004 – January 31, 2004	—	—	—	9.9
February 1, 2004 – February 29, 2004	1.4	$79.11	1.4	8.5
March 1, 2004 – March 31, 2004	3.6	$85.61	3.6	4.9

The Company announced its share repurchase program on December 5, 2003. This program allows the Company to repurchase up to 10.0 million shares of its common stock, not to exceed an aggregate purchase price of $750 million. All purchases shown above were made pursuant to the program in open market transactions.

Item 5. Other Information

(a)	NAIC IRIS Ratios

The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information Systems (“IRIS”) ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators with “early warnings” as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios, and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In certain states, insurers with more than three IRIS ratios outside of the NAIC usual ranges are subject to increased regulatory oversight. None of Aetna Inc.’s significant insurance subsidiaries had more than three IRIS ratios that were outside of the NAIC usual ranges for 2003.

(b)	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

	Three Months Ended	Years Ended December 31,
Aetna Inc.	March 31, 2004	2003	2002	2001	2000	1999
Ratio of Earnings to Fixed Charges	14.80	9.95	4.06	(0.73)	0.89	3.31
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	14.80	9.95	4.06	(0.73)	0.89	2.81

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna, one of the Company’s predecessors, have been included for purposes of this calculation for the year ending December 31, 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

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

(c)	Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) follow:

Rating Agencies
Moody’s
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s
Aetna Inc. (senior debt)
February 26, 2004	bbb	BBB+	Baa2	BBB
April 28, 2004 (1)	bbb	BBB+	Baa2	BBB
Aetna Inc. (commercial paper)
February 26, 2004	AMB -2	F2	P2	A2
April 28, 2004 (1)	AMB -2	F2	P2	A2
ALIC (financial strength)
February 26, 2004	A	A+	A2	A-
April 28, 2004 (1)	A	A+	A2	A-

(1)	A.M. Best has the ratings on outlook-stable. Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-stable. Moody’s has the ratings on outlook-stable. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-positive.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2004 and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 28, 2004.

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

Aetna Inc.

Registrant

Date: April 29, 2004	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2004 and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 28, 2004.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(31.1)	Chief Executive Officer Certification

(31.2)	Chief Financial Officer Certification

(32)	Section 1350 Certifications

(32.1)	Chief Executive Officer Certification

(32.2)	Chief Financial Officer Certification