Form 10-Q
period 2004-06-30
AETNA INC /PA/
filed 2004-07-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      ☑ Yes       ☐ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	153,565,974

(Class)	Shares Outstanding at June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, except per common share data)	2004	2003	2004	2003
Revenue:
Health care premiums	$3,648.0	$3,276.1	$7,205.8	$6,545.1
Other premiums	434.4	424.4	877.1	842.0
Administrative services contract fees	517.2	471.2	1,029.4	946.7
Net investment income	260.2	273.3	531.7	549.3
Other income	9.4	6.4	20.4	13.1
Net realized capital gains	5.8	14.6	31.9	36.3

Total revenue	4,875.0	4,466.0	9,696.3	8,932.5

Benefits and expenses:
Health care costs	2,875.1	2,553.4	5,616.9	4,921.3
Current and future benefits	535.0	525.9	1,082.0	1,053.5
Operating expenses (Note 4):
Selling expenses	169.5	141.3	333.1	287.2
General and administrative expenses	809.8	983.8	1,629.9	1,858.3
Interest expense	25.2	25.5	50.7	51.4
Amortization of other acquired intangible assets	12.7	12.7	25.4	25.4

Total benefits and expenses	4,427.3	4,242.6	8,738.0	8,197.1

Income from continuing operations before income taxes (benefits)	447.7	223.4	958.3	735.4
Income taxes (benefits):
Current	164.7	94.5	358.7	287.9
Deferred	(3.3)	(9.5)	(12.5)	(20.9)

Total income taxes	161.4	85.0	346.2	267.0

Income from continuing operations	286.3	138.4	612.1	468.4
Income from discontinued operations, net of tax (Note 15)	—	—	40.0	—

Net income	$286.3	$138.4	$652.1	$468.4

Earnings per common share (Note 3):
Basic:
Income from continuing operations	$1.87	$.90	$3.99	$3.08
Income from discontinued operations, net of tax	—	—	.26	—

Net income	$1.87	$.90	$4.25	$3.08

Diluted:
Income from continuing operations	$1.79	$.87	$3.83	$2.98
Income from discontinued operations, net of tax	—	—	.25	—

Net income	$1.79	$.87	$4.08	$2.98

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Millions, except share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,149.5	$1,433.4
Investment securities	14,230.7	14,990.5
Other investments	55.3	103.1
Premiums receivable, net	270.5	318.4
Other receivables, net	309.4	396.0
Accrued investment income	212.8	221.5
Collateral received under securities loan agreements	1,134.7	827.4
Loaned securities	1,111.6	810.6
Deferred income taxes	213.1	217.6
Other current assets	271.8	238.3

Total current assets	18,959.4	19,556.8

Long-term investments	1,678.1	1,521.5
Mortgage loans	1,322.6	1,353.1
Investment real estate	278.0	270.4
Reinsurance recoverables	1,189.3	1,196.3
Goodwill, net	3,681.5	3,679.5
Other acquired intangible assets, net	470.7	496.1
Property and equipment, net	246.9	267.5
Deferred income taxes	550.3	396.0
Other long-term assets	369.0	356.2
Separate Accounts assets	12,009.3	11,856.8

Total assets	$40,755.1	$40,950.2

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,913.6	$1,888.7
Future policy benefits	806.8	811.1
Unpaid claims	654.8	624.3
Unearned premiums	113.7	203.7
Policyholders’ funds	708.3	1,044.5
Collateral payable under securities loan agreements	1,134.7	827.4
Income taxes payable	223.0	154.7
Accrued expenses and other current liabilities	1,458.4	1,813.1

Total current liabilities	7,013.3	7,367.5

Future policy benefits	8,007.0	8,085.7
Unpaid claims	1,149.3	1,159.4
Policyholders’ funds	1,460.0	1,529.7
Long-term debt	1,606.6	1,613.7
Other long-term liabilities	1,201.4	1,413.4
Separate Accounts liabilities	12,009.3	11,856.8

Total liabilities	32,446.9	33,026.2

Commitments and contingent liabilities (Note 14)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 743,644,961 shares authorized, 153,565,974 shares issued and outstanding in 2004 and $.01 par value, 748,624,161 shares authorized, 152,523,670 shares issued and outstanding in 2003)	3,913.9	4,024.8
Accumulated other comprehensive loss	(565.0)	(408.0)
Retained earnings	4,959.3	4,307.2

Total shareholders’ equity	8,308.2	7,924.0

Total liabilities and shareholders’ equity	$40,755.1	$40,950.2

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
		Common Stock and	Income (Loss)
		Additional	Unrealized			Minimum
(Millions, except share data)		Paid-in	Gains (Losses)	Foreign		Pension	Retained
Six Months Ended June 30, 2004	Total	Capital	on Securities	Currency	Derivatives	Liability	Earnings
Balances at December 31, 2003	$7,924.0	$4,024.8	$287.6	$9.8	$(2.0)	$(703.4)	$4,307.2
Comprehensive income:
Net income	652.1						652.1
Other comprehensive loss, net of tax:
Net unrealized losses on securities ($(240.2) pretax) (1)	(156.1)		(156.1)
Net foreign currency losses ($(1.8) pretax)	(1.2)			(1.2)
Net derivative gains ($.4 pretax)	.3				.3

Other comprehensive loss	(157.0)

Total comprehensive income	495.1

Common shares issued for benefit plans (6,040,504 shares)	308.3	308.3
Repurchase of common shares (4,998,200 shares)	(419.2)	(419.2)

Balances at June 30, 2004	$8,308.2	$3,913.9	$131.5	$8.6	$(1.7)	$(703.4)	$4,959.3

Six Months Ended June 30, 2003

Balances at December 31, 2002	$6,980.0	$4,070.9	$282.0	$5.5	$(2.7)	$(755.2)	$3,379.5
Comprehensive income:
Net income	468.4						468.4
Other comprehensive income, net of tax:
Net unrealized gains on securities ($235.7 pretax) (1)	153.2		153.2
Net foreign currency gains ($4.9 pretax)	3.2			3.2
Net derivative gains ($.5 pretax)	.3				.3

Other comprehensive income	156.7

Total comprehensive income	625.1

Common shares issued for benefit plans (7,237,138 shares)	281.2	281.2
Repurchase of common shares (3,324,450 shares)	(189.2)	(189.2)

Balances at June 30, 2003	$7,697.1	$4,162.9	$435.2	$8.7	$(2.4)	$(755.2)	$3,847.9

(1) Net of reclassification adjustments (Refer to Note 7).

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(Millions)	2004	2003
Cash flows from operating activities:
Net income	$652.1	$468.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(40.0)	—
Physician class action settlement charge	—	115.4
Amortization of other acquired intangible assets	25.4	25.4
Depreciation and other amortization	71.6	74.8
Amortization of net investment premium	22.7	24.7
Net realized capital gains	(31.9)	(36.3)
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	8.7	(5.9)
Decrease in premiums due and other receivables	7.6	53.1
Net change in income taxes	185.9	(41.1)
Net change in other assets and other liabilities	(384.1)	(254.0)
Net decrease in health care and insurance liabilities	(224.2)	(474.7)
Other, net	(11.2)	(34.3)

Net cash provided by (used for) operating activities	282.6	(84.5)

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	5,147.5	7,322.3
Equity securities	16.0	46.6
Mortgage loans	167.2	378.2
Investment real estate	4.7	15.9
Other investments	1,416.3	1,437.0
Cost of investments in:
Debt securities available for sale	(5,203.4)	(7,447.8)
Equity securities	(.9)	(4.1)
Mortgage loans	(80.0)	(101.3)
Investment real estate	(27.3)	(33.0)
Other investments	(1,452.8)	(1,203.8)
Increase in property and equipment	(73.7)	(67.1)

Net cash (used for) provided by investing activities	(86.4)	342.9

Cash flows from financing activities:
Deposits and interest credited for investment contracts	30.3	55.9
Withdrawals of investment contracts	(283.0)	(270.3)
Common shares issued under benefit plans	184.0	208.8
Common shares repurchased	(417.4)	(189.2)
Other, net	6.0	—

Net cash used for financing activities	(480.1)	(194.8)

Net (decrease) increase in cash and cash equivalents	(283.9)	63.6
Cash and cash equivalents, beginning of period	1,433.4	1,802.9

Cash and cash equivalents, end of period	$1,149.5	$1,866.5

Supplemental cash flow information:
Interest paid	$50.7	$52.0
Income taxes paid	161.8	314.7

See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor, under an administrative services contract (“ASC”), and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products. Health plans also include Aetna Health Fund ®, a consumer-directed plan that combines traditional POS or PPO coverage, subject to a deductible, with a benefit account, allowing members greater flexibility. The Group Insurance segment includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products (refer to Note 8 for additional information).

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Aetna and subsidiaries that the Company controls. All significant intercompany balances have been eliminated in consolidation.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and related notes presented in Aetna’s 2003 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

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

Disclosures of and Accounting for Other-Than-Temporary Impairments of Certain Investments
 In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material effect on the Company’s financial position or results of operations.

Application of the Equity Method of Accounting
 In June/July 2004, the EITF reached a consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock if the Investor has the Ability to Exercise Significant Influence over the Operating and Financial Policies of the Investee (“EITF 02-14”). EITF 02-14 states that the Company must apply the equity method of accounting to investments in common stock and “in-substance common stock” if it has the ability to exercise significant influence over the operating and financial policies of the investee. EITF 02-14 defines in-substance common stock as an investment with similar risk and reward characteristics to common stock. The provisions of EITF 02-14 are effective in the fourth quarter of 2004 and is not expected to have a material effect on the Company’s financial statements.

Accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003
 On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare, primarily by adding a voluntary prescription drug benefit for Medicare eligible individuals starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare eligible individuals with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

As the Act was signed into law after the Company’s measurement date (September 30, 2003), any potential financial impact of the Act was not reflected in 2003 results of operations. FASB Staff Position (“FSP”) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, allowed the Company to begin recognizing any potential impact of the Act in the first quarter 2004 financial statements or to defer recognizing the potential impact until more definitive accounting guidance is provided. The Company has decided to defer recognition.

In April 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, relating to the Act, which provided the FASB’s guidance on the accounting for the effects of the Act. Post-retirement medical plans that are deemed to qualify for the federal subsidy may account for such a benefit in 2004 (affected plans may recognize such a benefit prospectively from the date of implementation or retroactive to the beginning of 2004). Such benefit must be recognized as a change in actuarial assumptions, which is typically recognized over several years. The effects of this FSP are effective in the third quarter 2004, unless the effects are immaterial, in which case it will be effective in the first quarter 2005. The Company does not expect that the adoption of this FSP will have a material effect on its financial position or results of operations.

Stock-Based Compensation

At June 30, 2004, the Company had various stock-based employee incentive plans, which are described more fully in Note 14 to the Consolidated Financial Statements presentation in Aetna’s 2003 Annual Report on Form 10-K. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table illustrates the pro forma net income and pro forma earnings per share as if the Company had applied the fair value based method of accounting to all awards of stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2004	2003	2004	2003
Net income, as reported	$286.3	$138.4	$652.1	$468.4
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.8	7.5	6.9	22.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26.9)	(19.4)	(47.0)	(43.5)

Pro forma net income	$262.2	$126.5	$612.0	$447.0

Earnings per common share:
Basic - as reported	$1.87	$.90	$4.25	$3.08
Basic - pro forma	1.71	.83	3.99	2.94
Diluted - as reported	1.79	.87	4.08	2.98
Diluted - pro forma	1.64	.79	3.83	2.85

3.	Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2004 and 2003 is as follows:

(Millions, except EPS data)	Income	Shares	Per Common
Three Months Ended June 30,	(Numerator)	(Denominator)	Share Amount
2004
Basic EPS:
Income from continuing operations	$286.3	153.2	$1.87

Effect of dilutive securities:
Stock options and other (1)		6.8

Diluted EPS:
Income from continuing operations and assumed conversions	$286.3	160.0	$1.79

2003
Basic EPS:
Income from continuing operations	$138.4	153.2	$.90

Effect of dilutive securities:
Stock options and other (2)		6.4

Diluted EPS:
Income from continuing operations and assumed conversions	$138.4	159.6	$.87

(1)	Options to purchase shares of common stock for the three months ended June 30, 2004 of .1 million shares (with exercise prices ranging from $86.59 to $94.70) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the three months ended June 30, 2003 of 14 thousand shares (with exercise prices ranging from $57.07 to $64.20) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(Millions, except EPS data)	Income	Shares	Per Common
Six Months Ended June 30,	(Numerator)	(Denominator)	Share Amount
2004
Basic EPS:
Income from continuing operations	$612.1	153.6	$3.99

Effect of dilutive securities:
Stock options and other (1)		6.4

Diluted EPS:
Income from continuing operations and assumed conversions	$612.1	160.0	$3.83

2003
Basic EPS:
Income from continuing operations	$468.4	152.1	$3.08

Effect of dilutive securities:
Stock options and other (2)		5.1

Diluted EPS:
Income from continuing operations and assumed conversions	$468.4	157.2	$2.98

(1)	Options to purchase shares of common stock for the six months ended June 30, 2004 of .1 million shares (with exercise prices ranging from $81.04 to $94.70) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the six months ended June 30, 2003 of .3 million shares (with exercise prices ranging from $49.64 to $64.20) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

4.	Operating Expenses

For the three and six months ended June 30, 2004 and 2003, selling expenses (which include broker commissions, the variable component of the Company’s internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Millions)	2004	2003		2004	2003
Selling expenses	$169.5	$141.3		$333.1	$287.2

General and administrative expenses:
Salaries and related benefits	499.4	527.9		1,007.8	1,072.4
Other general and administrative expenses	310.4	455.9	(1)	622.1	785.9	(1)

Total general and administrative expenses	809.8	983.8		1,629.9	1,858.3

Total operating expenses	$979.3	$1,125.1		$1,963.0	$2,145.5

(1)	The three and six months ended June 30, 2003 include a charge of $115.4 million in connection with the settlement of a national class action lawsuit by physicians. Refer to Note 14 for further information.

5.	Other Acquired Intangible Assets

Other acquired intangible assets at June 30, 2004 and December 31, 2003 were as follows:

		Accumulated		Amortization
June 30, 2004 (Millions)	Cost	Amortization	Net Balance	Period (Years)
Other acquired intangible assets:
Provider networks	$677.2	$211.1	$466.1	20 – 25
Customer lists	919.0	914.4	4.6	5 – 7
Other	69.2	69.2	—	3 – 5

Total other acquired intangible assets	$1,665.4	$1,194.7	$470.7

December 31, 2003
Other acquired intangible assets:
Provider networks	$677.2	$197.2	$480.0	20 – 25
Customer lists	919.0	903.0	16.0	5 – 7
Other	69.2	69.1	.1	3 – 5

Total other acquired intangible assets	$1,665.4	$1,169.3	$496.1

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)
2005	$29.4
2006	27.8
2007	27.8
2008	27.8
2009	27.8

6.	Investments

Investment securities at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
(Millions)	2004	2003
Debt securities available for sale	$13,628.9	$14,446.6
Equity securities	49.5	57.8
Other investment securities (primarily short-term debt instruments)	552.3	486.1

Total investment securities	$14,230.7	$14,990.5

Net investment income includes amounts related to experience-rated contractholders of $39 million and $42 million for the three months ended June 30, 2004 and 2003, respectively, and $79 million and $85 million for the six months ended June 30, 2004 and 2003, respectively. Interest credited to contractholders is included in current and future benefits on the Consolidated Statements of Income.

Net realized capital gains related to experience-rated contractholders of $3 million and $18 million for the three months ended June 30, 2004 and 2003, respectively, and $11 million and $31 million for the six months ended June 30, 2004 and 2003, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds.

7.	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Six Months
	Ended June 30,
(Millions)	2004	2003
Net unrealized holding (losses) gains arising during the period (1)	$(150.2)	$168.9
Less: reclassification adjustment for gains and other items included in net income (2)	5.9	15.7

Net unrealized (losses) gains on securities	$(156.1)	$153.2

(1)	Pretax unrealized holding (losses) gains arising during the period were $(231.1) million and $259.8 million for the six months ended June 30, 2004 and 2003, respectively.

(2)	Pretax reclassification adjustments for gains and other items included in net income were $9.1 million and $24.1 million for the six months ended June 30, 2004 and 2003, respectively.

8.	Discontinued Products

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 2004, the receivable from continuing products, net of related deferred taxes payable of $111 million on the accrued interest income, was $385 million. At December 31, 2003, the receivable from continuing products, net of related deferred taxes payable of $106 million on accrued interest income, was $375 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and six months ended June 30, 2004 and 2003 were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended June 30, 2004	Results	Future Losses	Net (1)
Net investment income	$78.2	$—	$78.2
Net realized capital losses	(3.8)	3.8	—
Interest earned on receivable from continuing products	7.5	—	7.5
Other income	4.2	—	4.2

Total revenue	86.1	3.8	89.9

Current and future benefits	89.5	(2.8)	86.7
Operating expenses	3.2	—	3.2

Total benefits and expenses	92.7	(2.8)	89.9

Results of discontinued products	$(6.6)	$6.6	$—

Three months ended June 30, 2003
Net investment income	$82.7	$—	$82.7
Net realized capital gains	35.5	(35.5)	—
Interest earned on receivable from continuing products	7.0	—	7.0
Other income	2.5	—	2.5

Total revenue	127.7	(35.5)	92.2

Current and future benefits	93.6	(4.0)	89.6
Operating expenses	2.6	—	2.6

Total benefits and expenses	96.2	(4.0)	92.2

Results of discontinued products	$31.5	$(31.5)	$—

(1)	Amounts are reflected in the June 30, 2004 and 2003 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

		Charged (Credited)
		to Reserve for
Six months ended June 30, 2004	Results	Future Losses	Net (1)
Net investment income	$160.5	$—	$160.5
Net realized capital gains	14.3	(14.3)	—
Interest earned on receivable from continuing products	14.9	—	14.9
Other income	14.6	—	14.6

Total revenue	204.3	(14.3)	190.0

Current and future benefits	179.8	3.7	183.5
Operating expenses	6.5	—	6.5

Total benefits and expenses	186.3	3.7	190.0

Results of discontinued products	$18.0	$(18.0)	$—

Six months ended June 30, 2003
Net investment income	$168.7	$—	$168.7
Net realized capital gains	70.7	(70.7)	—
Interest earned on receivable from continuing products	13.9	—	13.9
Other income	26.1	—	26.1

Total revenue	279.4	(70.7)	208.7

Current and future benefits	188.3	15.0	203.3
Operating expenses	5.4	—	5.4

Total benefits and expenses	193.7	15.0	208.7

Results of discontinued products	$85.7	$(85.7)	$—

(1)	Amounts are reflected in the June 30, 2004 and 2003 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at June 30, 2004 and December 31, 2003 were as follows (1):

	June 30,	December 31,
(Millions)	2004	2003
Assets:
Debt securities available for sale	$3,176.2	$3,427.1
Equity securities	47.3	49.9
Mortgage loans	576.1	626.7
Investment real estate	93.4	75.2
Loaned securities	283.5	180.2
Other investments (2)	599.7	553.7

Total investments	4,776.2	4,912.8
Collateral received under securities loan agreements	289.4	184.0
Current and deferred income taxes	143.3	150.6
Receivable from continuing products (3)	496.3	481.4

Total assets	$5,705.2	$5,728.8

Liabilities:
Future policy benefits	$4,143.4	$4,217.9
Policyholders’ funds	26.8	35.2
Reserve for anticipated future losses on discontinued products	1,053.8	1,035.8
Collateral payable under securities loan agreements	289.4	184.0
Other liabilities	191.8	255.9

Total liabilities	$5,705.2	$5,728.8

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $121.8 million at June 30, 2004 and December 31, 2003. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

At June 30, 2004 and December 31, 2003, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2004 was as follows (pretax):

(Millions)
Reserve at December 31, 2003	$1,035.8
Operating loss	(5.0)
Net realized capital gains	14.3
Mortality and other	8.7

Reserve at June 30, 2004	$1,053.8

9.	Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains and losses, as of each fiscal quarter end. At June 30, 2004, the Company met its required minimum level of approximately $5.7 billion. The Company is also required to maintain its ratio of consolidated total debt to consolidated earnings as of each fiscal quarter end at or below 3.0. For this purpose, consolidated earnings equals, for the period of four consecutive quarters, net income plus interest expense, income tax expense, depreciation expense, amortization expense, certain excluded charges taken on or before December 31, 2003 and any extraordinary gains or losses. The Company met this requirement at June 30, 2004. Refer to Note 15 to the Consolidated Financial Statements presented in Aetna’s 2003 Annual Report on Form 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

10.	Capital Stock

On December 5, 2003, the Board of Directors authorized a share repurchase program for the repurchase from time to time of up to 10 million shares of common stock (not to exceed an aggregate purchase price of $750 million). On April 28, 2004, the Board of Directors authorized an additional share repurchase program for the repurchase from time to time of up to $750 million of common stock. The Company has repurchased approximately 5.1 million shares of common stock at a cost of approximately $424 million under these authorizations. Approximately 5.0 million shares of common stock at a cost of approximately $419 million were repurchased during the first quarter of 2004. The Company did not make any share repurchases during the second quarter of 2004. As of June 30, 2004, the capacity remaining under these authorizations was approximately $1.1 billion.

On January 30, 2004, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 3.6 million stock options to purchase common shares of the Company at $77.50 per share. The January 30, 2004 grants will be fully vested by December 31, 2004. During the six months ended June 30, 2004, the Company issued approximately 6.0 million shares of common stock for benefit plans, including approximately 5.5 million shares related to stock option exercises.

Under the Aetna Inc. Employee Stock Purchase Plan (the “ESPP”), 6.1 million of the Company’s common shares are reserved for issuance at June 30, 2004 in accordance with the ESPP’s provisions. Employee contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period. A six-month accumulation period commenced on January 2, 2004 and ended on June 18, 2004. The purchase price for this offering was at a 10% discount from the lesser of the stock’s fair market value on January 2, 2004 or June 18, 2004. For the period ended June 30, 2004, approximately 96,000 shares of common stock were purchased under the ESPP at the purchase price of $60.90 per share. On June 21, 2004, another six-month accumulation period commenced. This accumulation period ends on December 17, 2004 and the purchase price for this offering is at a 10% discount from the lesser of the stock’s fair market value on June 21, 2004 or December 17, 2004.

11.	Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, as calculated at June 30, 2004 the amount of dividends that may be paid through the end of 2004 to Aetna by its domestic insurance and HMO subsidiaries without prior approval by state regulatory authorities is approximately $287 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders. At June 30, 2004, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries, reflecting intercompany eliminations, was $4.0 billion. At December 31, 2003, such surplus was $3.8 billion.

12.	Benefit Plans

Defined Benefit Pension Plans

Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plan for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2004	2003	2004	2003
Service cost	$19.0	$18.7	$38.0	$37.4
Interest cost	65.3	64.6	130.6	129.2
Expected return on plan assets	(77.6)	(63.9)	(155.2)	(127.8)
Amortization of prior service cost	1.4	1.2	2.8	2.4
Recognized net actuarial loss	16.0	19.0	32.0	38.0

Net periodic benefit cost	$24.1	$39.6	$48.2	$79.2

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

Components of the net periodic benefit cost of the Company’s other post-retirement plans for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2004	2003	2004		2003
Service cost	$.1	$.1	$.2		$.2
Interest cost	6.5	7.1	13.0		14.2
Expected return on plan assets	(1.1)	(1.2)	(2.2)		(2.4)
Amortization of prior service cost	(.3)	(.2)	(.6)		(.4)
Recognized net actuarial loss (gain)	.5	(.1)	1.0		(.1)

Net periodic benefit cost before curtailment benefit	5.7	5.7	11.4		11.5
Curtailment benefit	—	—	(31.8	)(1)	(34.0	)(2)

Net periodic benefit cost (income)	$5.7	$5.7	$(20.4)		$(22.5)

(1)	Reflects a plan amendment made in January 2004 to eliminate the dental subsidy for all retirees. Refer to Note 14 to the consolidated financial statements presented in Aetna’s 2003 Annual Report on Form 10-K for additional information.

(2)	Reflects plan amendments made in January 2003 related to the phase-out of the retiree medical subsidy for certain employees and elimination of the retiree dental subsidy for certain employees. Refer to Note 14 to the consolidated financial statements presented in Aetna’s 2003 Annual Report on Form 10-K for additional information.

13. Segment Information

Summarized financial information for the Company’s principal operations for the three and six months ended June 30, was as follows:

(Millions)		Group	Large Case	Corporate	Total
Three months ended June 30,	Health Care	Insurance	Pensions	Interest	Company
2004
Revenues from external customers	$4,164.4	$394.0	$50.6	$—	$4,609.0
Net investment income	63.9	66.0	130.3	—	260.2

Total revenue, excluding net realized capital gains (losses)	$4,228.3	$460.0	$180.9	$—	$4,869.2

Operating earnings (loss) (1)	$264.0	$27.2	$7.9	$(16.5)	$282.6
Net realized capital gains (losses), net of tax	(1.4)	2.3	2.8	—	3.7

Net income (loss)	$262.6	$29.5	$10.7	$(16.5)	$286.3

2003
Revenues from external customers	$3,741.4	$388.9	$47.8	$—	$4,178.1
Net investment income	58.6	68.8	145.9	—	273.3

Total revenue, excluding net realized capital gains	$3,800.0	$457.7	$193.7	$—	$4,451.4

Operating earnings (loss) (1)	$175.7	$35.4	$9.4	$(16.6)	$203.9
Other item (2)	(75.0)	—	—	—	(75.0)
Net realized capital gains, net of tax	5.3	1.1	3.1	—	9.5

Net income (loss)	$106.0	$36.5	$12.5	$(16.6)	$138.4

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains or losses and the other item discussed below. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	The other item excluded from operating earnings for the three months ended June 30, 2003 is the $75 million after-tax charge in the Health Care segment related to the Physician Settlement Agreement (refer to Note 14 for additional information).

(Millions)		Group	Large Case	Corporate	Discontinued	Total
Six months ended June 30,	Health Care	Insurance	Pensions	Interest	Operations	Company
2004
Revenues from external customers	$8,234.6	$795.5	$102.6	$—	$—	$9,132.7
Net investment income	129.6	137.3	264.8	—	—	531.7

Total revenue, excluding net realized capital gains	$8,364.2	$932.8	$367.4	$—	$—	$9,664.4

Operating earnings (loss) (1)	$552.4	$58.0	$14.0	$(33.0)	$—	$591.4
Net realized capital gains, net of tax	5.7	10.2	4.8	—	—	20.7

Income (loss) from continuing operations	558.1	68.2	18.8	(33.0)	—	612.1
Income from discontinued operations, net of taxes (2)	—	—	—	—	40.0	40.0

Net income (loss)	$558.1	$68.2	$18.8	$(33.0)	$40.0	$652.1

2003
Revenues from external customers	$7,477.1	$776.5	$93.3	$—	$—	8,346.9
Net investment income	124.4	134.8	290.1	—	—	549.3

Total revenue, excluding net realized capital gains	$7,601.5	$911.3	$383.4	$—	$—	8,896.2

Operating earnings (loss) (1)	$469.0	$68.0	$16.2	$(33.4)	$—	519.8
Other item (3)	(75.0)	—	—	—	—	(75.0)
Net realized capital gains, net of tax	13.9	3.6	6.1	—	—	23.6

Net income (loss)	$407.9	$71.6	$22.3	$(33.4)	$—	468.4

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains or losses and the other item described below. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	Income from discontinued operations of $40 million for the six months ended June 30, 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold (former Aetna).

(3)	The other item excluded from operating earnings for the six months ended June 30, 2003 is the $75 million after-tax charge in the Health Care segment related to the Physician Settlement Agreement (refer to Note 14 for additional information).

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

A Provider Case brought on behalf of the American Dental Association made similar allegations on behalf of a purported class of dentists. Effective August 22, 2003, the Company and representatives of approximately 150,000 dentists entered into an agreement (the “Dentist Settlement Agreement”) settling the dentist action. The Dentist Settlement Agreement was approved by the Florida Federal Court on July 20, 2004. The approval of the Dentist Settlement Agreement concludes this Provider Case. The cost of this settlement was not material to the Company and was included in the second quarter 2003 Physician Settlement Agreement charge.

Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases. These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings. The Company intends to defend each of these new Provider Cases vigorously.

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

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investment activities, intellectual property and other litigation in its Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions.

In addition, the Company’s current and past business practices are subject to review by, and the Company from time to time receives subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities, including the New York Attorney General with respect to the New York Attorney General’s industry wide investigation into insurance brokerage practices. There continues to be heightened review by these authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

While the ultimate outcome of this other litigation and these regulatory proceedings cannot be determined at this time, after consideration of the facts and circumstances, the defenses available to the Company, applicable insurance coverage and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

15. Discontinued Operations

Income from discontinued operations of $40 million for the six months ended June 30, 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold (former Aetna).

16. Subsequent Event

On July 8, 2004, the Company was notified that the Congressional Joint Committee on Taxation (the “Joint Committee”) approved a tax refund of approximately $740 million after tax, including interest, relating to businesses that were sold in the 1990s by the Company’s predecessor. The refund will be recorded as income from discontinued operations in the third quarter of 2004. This approval by the Joint Committee also finalizes the Internal Revenue Service’s audit of the Company’s tax returns for the years 1991 through 2001. As a result of the resolution of these audits, the Company will also be recording favorable adjustments of approximately $250 million to existing tax liabilities in the third quarter of 2004 as income from discontinued operations. The Company expects to receive the cash refund during 2004, and currently anticipates that it will use these monies to fund capital deployment initiatives, particularly share repurchases.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
July 28, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries as of June 30, 2004 and December 31, 2003 and its results of operations for the three and six months ended June 30, 2004 and 2003. This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements and other data presented herein as well as the MD&A contained in the Company’s 2003 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Aetna Inc. (the “Company”) is one of the nation’s leading providers of health care, dental, pharmacy, group life, disability and long-term care benefits, serving approximately 13.4 million medical members, 11.4 million dental members, 8.1 million pharmacy members and 12.6 million group insurance members as of June 30, 2004. The Company has expansive nationwide provider networks of more than 633,000 health care services providers, including over 377,000 primary care and specialist physicians and 3,866 hospitals. The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions.

The Company’s operating profit in the second quarter of 2004 and for the six months ended June 30, 2004, compared to the respective periods in 2003, reflects continued improvement in the Company’s Health Care business. This improvement resulted from higher premiums and fees driven by rate increases for renewing membership as well as membership growth for both administrative services contract (“ASC”) business (an employer-funded plan where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Risk business (where the Company assumes all or a majority of the risk for medical and dental care costs) and reductions in general and administrative expenses. While the Commercial Risk medical cost ratios (health care costs divided by premiums) for the second quarter of 2004 and the six months ended June 30, 2004 increased, the increases in premiums and fees, together with reductions in general and administrative expenses, resulted in expanded operating margins. The Company’s medical membership was 13.4 million members at June 30, 2004, representing approximately 34% Risk members and 66% ASC members. The Company continues to take actions designed to achieve membership at December 31, 2004 that is approximately 600,000 to 750,000 higher than membership at December 31, 2003 of approximately 13.0 million.

Summary of Consolidated Results

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2004	2003	2004	2003
Total Revenues	$4,875.0	$4,466.0	$9,696.3	$8,932.5
Income from continuing operations (1)	286.3	138.4	612.1	468.4
Net income (2)	286.3	138.4	652.1	468.4
Income from continuing operations per common share	1.79	.87	3.83	2.98

(1)	Income from continuing operations for the three months ended June 30, 2004 and 2003 reflect favorable development of prior period health care cost estimates of approximately $18 million ($29 million pretax) and $2 million ($3 million pretax), respectively, in the Health Care segment and unfavorable prior period mortality development in the Group Insurance segment of approximately $7 million ($10 million pretax) for the three months ended June 30, 2004. Income from continuing operations for the three months ended June 30, 2004 and 2003 include net realized capital gains of $4 million and $10 million, respectively, and the six months ended June 30, 2004 and 2003 include net realized capital gains of $21 million and $24 million, respectively. Income from continuing operations for the three and six months ended June 30, 2003 also include a charge of $75 million ($115 million pretax) included in general and administrative expenses in the Health Care segment in connection with the settlement of a national class action lawsuit by physicians (“Physician Settlement Agreement”). Refer to Note 14 of Condensed Notes to Consolidated Financial Statements for additional information.

(2)	Net income for the six months ended June 30, 2004 includes income from discontinued operations of $40 million related to the completion of certain Internal Revenue Service audits associated with businesses previously sold (former Aetna).

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

HEALTH CARE

Health Care consists of medical and dental plans offered on both a Risk and ASC basis. Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include Aetna Health Fund ®, a consumer-directed health plan that combines traditional POS or PPO coverage, subject to a deductible, with an accumulating benefit account.

Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2004	2003	% Change	2004	2003	% Change
Premiums:
Commercial Risk (1)	$3,411.0	$3,044.6	12.0%	$6,737.2	$6,089.8	10.6%
Medicare	237.0	231.5	2.4	468.6	455.3	2.9

Total premiums	3,648.0	3,276.1	11.4	7,205.8	6,545.1	10.1

Administrative services contract fees	510.5	463.5	10.1	1,015.8	928.1	9.4
Net investment income	63.9	58.6	9.0	129.6	124.4	4.2
Other income	5.9	1.8	—	13.0	3.9	—
Net realized capital gains (losses)	(2.2)	8.0	—	8.7	21.3	(59.2)

Total revenue	4,226.1	3,808.0	11.0	8,372.9	7,622.8	9.8

Health care costs (2)	2,875.1	2,553.4	12.6	5,616.9	4,921.3	14.1
Operating expenses:
Selling expenses	153.8	125.7	22.4	302.6	258.8	16.9
General and administrative expenses(3)	769.1	939.9	(18.2)	1,544.5	1,769.3	(12.7)
Amortization of other acquired intangible assets	12.7	12.7	—	25.4	25.4	—

Total benefits and expenses	3,810.7	3,631.7	4.9	7,489.4	6,974.8	7.4

Income before income taxes	415.4	176.3	—	883.5	648.0	36.3
Income taxes	152.8	70.3	—	325.4	240.1	35.5

Net income	$262.6	$106.0	—%	$558.1	$407.9	36.8%

Net realized capital gains (losses), net of tax (included above)	$(1.4)	$5.3	—%	$5.7	$13.9	(59.0)%

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.

(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 9.3% and 9.4% for the three and six months ended June 30, 2004, respectively, and 10.9% and 11.4% for the three and six months ended June 30, 2003.

(3)	Includes salaries and related benefit expenses of $475.4 million and $957.5 million for the three and six months ended June 30, 2004, respectively, and $502.0 million and $1.0 billion for the three and six months ended June 30, 2003, respectively. The three and six months ended June 30, 2003 also include a charge of $115.4 million related to the Physician Settlement Agreement.

Results

The table presented below excludes certain items, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with accounting principles generally accepted in the United States of America. Management believes excluding these items to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of the Company’s business operations. The Physician Settlement Agreement relates to the settlement of significant litigation not in the ordinary course of business which does not reflect the underlying performance of the Company’s business. The Company also displays medical cost ratios excluding development of prior period health care cost estimates to better reflect the underlying current period health care costs.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2004	2003	2004	2003
Net income	$262.6	$106.0	$558.1	$407.9
Adjustments:
Net realized capital (gains) losses	1.4	(5.3)	(5.7)	(13.9)
Physician Settlement Agreement	—	75.0	—	75.0

Operating earnings (1)	$264.0	$175.7	$552.4	$469.0

(1)	The three months ended June 30, 2004 and 2003 include favorable development of prior period health care cost estimates of approximately $18 million and $2 million after tax, respectively.

The increase in operating earnings for the three and six months ended June 30, 2004, compared to the corresponding periods in 2003, reflect growth in premiums and ASC fees from rate increases for renewing membership and increases in membership levels (refer to “Membership”). For the three months ended June 30, 2004, premium growth resulted in a higher total underwriting margin and reflects an increase in the Commercial Risk medical cost ratio. For the six months ended June 30, 2004, increases in the underwriting margins resulting from premium growth were more than offset by the impact of significantly lower favorable development of prior period health care cost estimates, compared to the corresponding period in 2003, and reflect an increase in the Commercial Risk medical cost ratio further discussed below.

The increase in operating earnings for the three and six months ended June 30, 2004 also reflect lower general and administrative expenses primarily due to lower employee-related performance-based compensation, lower pension costs and lower rent expense due to an $18 million pretax expense in the second quarter of 2003 associated with the exit of a real estate facility no longer being used in the Company’s operations. Increases in operating earnings were partially offset by increased selling expenses consistent with higher overall premiums and a higher proportion of premiums in certain customer markets which have higher selling costs.

Commercial Risk

Commercial Risk premiums increased $366 million and $647 million for the three and six months ended June 30, 2004, respectively, when compared to the corresponding periods in 2003. These increases reflect premium rate increases on renewing business and increases in membership levels.

The Commercial Risk medical cost ratio (health care costs divided by premiums) was 78.3% for the three months ended June 30, 2004, compared to 77.0% for the corresponding period in 2003. Health care costs for the second quarter of 2004 and 2003 reflect favorable development of prior period health care cost estimates of approximately $26 million pretax and $9 million pretax, respectively. The favorable development of prior period health care cost estimates recognized in the second quarter of 2004 and 2003 relates to health care costs incurred in preceding periods and considers the actual claims experience that emerged in the second quarter of 2004 and 2003, respectively. The actual claim submission time (i.e., the period of time from the date health care services were provided to our members to the date the Company received the health care claim from the provider) was shorter than the Company had anticipated in determining its health care costs payable at March 31, 2004 and 2003. Such acceleration was not evident until the second quarter of 2004 and 2003, respectively, when the majority of the remaining claims for services included in health care costs payable as of the end of the preceding quarter were paid. As a result, the volume of claims incurred but not reported was estimated to be higher than the Company actually experienced, resulting in the favorable development of prior period health care cost estimates recognized in the second quarter of 2004 and 2003 (refer to discussion of health care costs payable below for more information).

Excluding this favorable development, the Commercial Risk medical cost ratio was 79.1% and 77.3% for the three months ended June 30, 2004 and 2003, respectively (refer to the reconciliations of Commercial Risk health care costs to adjusted Commercial Risk health care costs below). This increase in the medical cost ratio for the second quarter of 2004 reflects a percentage increase in per member health care costs that slightly outpaced the percentage increase in per member premiums. The increase in per member health care costs was due primarily to increases in costs related to inpatient, pharmacy, outpatient and physician services.

	Three Months Ended June 30,
(Millions)	2004	2003
Commercial Risk health care costs (included in total health care costs above)	$2,672.1	$2,345.5
Adjustments: approximate favorable development of prior period health care cost estimates	26.0	9.0

Adjusted Commercial Risk health care costs	$2,698.1	$2,354.5

The Commercial Risk medical cost ratio was 77.5% for the six months ended June 30, 2004, compared to 74.5% for the corresponding period in 2003. The increase reflects significantly lower favorable development of prior period health care costs in 2004, compared to 2003, as well as an increase in per member health care costs which outpaced increases in per member premiums.

Medicare

Medicare premiums increased $6 million and $13 million for the three and six months ended June 30, 2004, respectively, when compared to the corresponding period in 2003. These increases reflect increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services, partially offset by decreases in membership.

The Medicare medical cost ratio was 85.6% for the three months ended June 30, 2004 compared to 89.8% for the corresponding period in 2003. Health care costs for the second quarter of 2004 and 2003 reflect favorable development of prior period health care cost estimates of approximately $3 million pretax and unfavorable development of prior period health care cost estimates of approximately $6 million pretax, respectively. Excluding this development of prior period health care cost estimates, the Medicare medical cost ratio was 86.8% and 87.2% for the three months ended June 30, 2004 and 2003, respectively (refer to the reconciliations of Medicare health care costs to adjusted Medicare health care costs below). The decrease in the medical cost ratio for the three months ended June 30, 2004, compared to the corresponding period in 2003, reflects per member premium rate increases that outpaced increases in per member medical costs.

	Three Months Ended June 30,
(Millions)	2004	2003
Medicare health care costs (included in total health care costs above)	$202.8	$207.9
Adjustments: approximate favorable (unfavorable) development of prior period medical cost estimates	3.0	(6.0)

Adjusted Medicare health care costs	$205.8	$201.9

The Medicare medical cost ratio of 85.0% for the six months ended June 30, 2004 was relatively consistent with the medical cost ratio for the six months ended June 30, 2003 of 84.5%.

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

The Company believes its estimate of health care costs payable is reasonable and adequate to cover the Company’s obligations as of June 30, 2004; however, actual claim payments may differ from established estimates. A worsening (or improvement) of medical cost trend (the rate of increase in per member health care costs) or changes in claim submission and payment patterns from those that were assumed in estimating health care costs payable at June 30, 2004 would cause these estimates to change in the near term, and such a change could be material.

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

Other Revenue

Net realized capital losses for the three months ended June 30, 2004 reflect losses on securities from the Company’s rebalancing of its investment portfolio as rates began to rise in the second quarter. Net realized capital gains for the six months ended June 30, 2004 as well as the three and six months ended June 30, 2003 reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment.

Membership

Health Care’s membership was as follows:

	June 30, 2004			June 30, 2003
(Thousands)	Risk	ASC	Total	Risk	ASC	Total
Medical
Commercial	4,503	8,726	13,229	4,245	8,558	12,803
Medicare	100	—	100	108	—	108
Medicaid	—	110	110	—	116	116

Total Medical Membership	4,603	8,836	13,439	4,353	8,674	13,027

Dental	4,618	6,810	11,428	4,458	6,835	11,293
Pharmacy (1)			8,148			7,382
Aetna Health Fund ® (2)			197			40

(1)	At June 30, 2004 and 2003, pharmacy members in thousands include 7,743 and 7,248 members, respectively, receiving pharmacy benefit management services and 405 and 134 members, respectively, who purchased medications through the Company’s mail order pharmacy.

(2)	Represents the Company’s consumer-directed membership included in Commercial medical membership.

Total medical membership as of June 30, 2004 increased by 412,000 members, compared to June 30, 2003. For both periods, the percentage of Risk and ASC medical membership has remained consistent at approximately 34% and 66%, respectively.

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

Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2004	2003	% Change	2004	2003	% Change
Premiums:
Life	$295.3	$284.2	3.9%	$591.0	$568.4	4.0%
Disability	70.7	78.1	(9.5)	148.9	152.1	(2.1)
Long Term Care	20.5	18.0	13.9	40.3	35.6	13.2

Total premiums	386.5	380.3	1.6	780.2	756.1	3.2
Administrative services contract fees	6.7	7.7	(13.0)	13.6	18.6	26.9
Net investment income	66.0	68.8	(4.1)	137.3	134.8	1.9
Other income	.8	.9	(11.1)	1.7	1.8	(5.6)
Net realized capital gains	3.7	1.8	—	15.8	5.6	—

Total revenue	463.7	459.5	.9	948.6	916.9	3.5

Current and future benefits	370.9	351.5	5.5	745.5	705.1	5.7
Operating expenses:
Selling expenses	15.7	15.6	.6	30.5	28.4	7.4
General and administrative expenses (1)	35.7	39.3	(9.2)	75.4	79.3	(4.9)

Total benefits and expenses	422.3	406.4	3.9	851.4	812.8	4.7

Income before income taxes	41.4	53.1	(22.0)	97.2	104.1	(6.6)
Income taxes	11.9	16.6	(28.3)	29.0	32.5	(10.8)

Net income	$29.5	$36.5	(19.2)	$68.2	$71.6	(4.7)%

Net realized capital gains, net of tax (included above)	$2.3	$1.1	—%	$10.2	$3.6	—%

(1)	Includes salaries and related benefit expenses of $20.4 million and $43.2 million for the three and six months ended June 30, 2004, respectively, and $22.3 million and $46.5 million for the three and six months ended June 30, 2003, respectively.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(Millions)	2004	2003	2004	2003
Operating earnings:
Life products	$18.5	$28.2	$41.0	$55.2
Disability and Long Term Care products	8.7	7.2	17.0	12.8

Total Group Insurance operating earnings	27.2	35.4	58.0	68.0
Adjustments: Net realized capital gains	2.3	1.1	10.2	3.6

Net income	$29.5	$36.5	$68.2	$71.6

Operating earnings for the three and six months ended June 30, 2004 decreased $8 million and $10 million compared to the corresponding periods in 2003. The decrease in operating earnings for the three months ended June 30, 2004 reflects an increase in the benefit cost ratio, primarily due to unfavorable prior period mortality development of approximately $7 million in Group Life products primarily related to the first quarter of 2004, and a decrease in net investment income due to lower average yields on higher average asset balances and lower partnership income. This decrease in operating earnings for the second quarter of 2004 was partially offset by lower general and administrative expenses primarily due to lower employee-related performance-based compensation. The decrease in operating earnings for the six months ended June 30, 2004 reflects an increase in the benefit cost ratio, primarily due to unfavorable mortality experience in Group Life products, and lower ASC fees, partially offset by lower general and administrative expenses and higher net investment income levels due to higher average asset balances with lower average yields. The Group Insurance benefit cost ratios were 96.0% and 95.6% for the three and six months ended June 30, 2004, compared to 92.4% and 93.3% for the corresponding periods in 2003.

Net realized capital gains for the three months ended June 30, 2004 are due primarily to gains from futures contracts used for managing the maturities of invested assets with the payment of expected liabilities. Net realized capital gains for the six months ended June 30, 2004 reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment.

Life products

Operating earnings for Life products decreased for the three and six months ended June 30, 2004, compared to the corresponding periods in 2003, primarily due to a higher benefit cost ratio resulting from unfavorable mortality experience as discussed above and lower net investment income.

Disability and Long Term Care Products

Operating earnings for Disability and Long Term Care products increased for the three months ended June 30, 2004, compared to the corresponding period in 2003, due primarily to a decrease in general and administrative expenses, partially offset by an increase in the combined benefit cost ratio. The increase in operating earnings for the six months ended June 30, 2004 is due primarily to a decrease in general and administrative expenses and an increase in net investment income, partially offset by lower ASC fees.

Membership

Group Insurance’s membership was as follows:

(Thousands)	June 30, 2004	June 30, 2003
Life products	10,158	9,381
Disability products	2,223	2,118
Long Term Care products	213	199

Total	12,594	11,698

Total Group Insurance membership as of June 30, 2004 increased by 896,000 members when compared to June 30, 2003. Group Insurance sales were 2.2 million for the twelve months ended June 30, 2004 and lapses and in-force membership reductions were 1.3 million for the same period.

As a result of the unfavorable mortality experience discussed above, the Company expects operating earnings in the Group Insurance business to be slightly lower in 2004, compared to 2003.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Operating Summary

	Three Months Ended June 30,			Six Months Ended June 30,
(Millions)	2004	2003	% Change	2004	2003	% Change
Premiums	$47.9	$44.1	8.6%	$96.9	$85.9	12.8%
Net investment income	130.3	145.9	(10.7)	264.8	290.1	(8.7)
Other income	2.7	3.7	(27.0)	5.7	7.4	(23.0)
Net realized capital gains	4.3	4.8	(10.4)	7.4	9.4	(21.3)

Total revenue	185.2	198.5	(6.7)	374.8	392.8	(4.6)

Current and future benefits	164.1	174.4	(5.9)	336.5	348.4	(3.4)
Operating expenses:
Salaries and related benefit	3.6	3.6	—	7.1	7.4	(4.1)
General and administrative expenses	1.4	1.0	40.0	2.9	2.3	26.1

Total benefits and expenses	169.1	179.0	(5.5)	346.5	358.1	(3.2)

Income before income taxes	16.1	19.5	(17.4)	28.3	34.7	(18.4)
Income taxes	5.4	7.0	(22.9)	9.5	12.4	(23.4)

Net income	$10.7	$12.5	(14.4)%	$18.8	$22.3	(15.7)%

Net realized capital gains, net of tax (included above)	$2.8	$3.1	(9.7)%	$4.8	$6.1	(21.3)%

Assets under management: (1)
Fully guaranteed discontinued products				$4,576.8	$4,536.2	.9%
Experience-rated				4,704.4	5,666.4	(17.0)
Nonguaranteed				9,634.7	8,484.6	13.6

Total assets under management				$18,915.9	$18,687.2	1.2%

(1)	Excludes net unrealized capital gains of $304.3 million at June 30, 2004 and $769.7 million at June 30, 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2004	2003	2004	2003
Net income	$10.7	$12.5	$18.8	$22.3
Adjustments: net realized capital gains	(2.8)	(3.1)	(4.8)	(6.1)

Operating earnings	$7.9	$9.4	$14.0	$16.2

The decreases in operating earnings reflect the continued run off of underlying liabilities and related assets, including lower net investment income.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2004	2003	2004	2003
Scheduled contract maturities and benefit payments (1)	$173.8	$189.2	$425.6	$372.8
Contractholder withdrawals other than scheduled contract maturities and benefit payments	48.9	24.4	57.3	43.5
Participant-directed withdrawals	9.7	2.4	14.8	15.2

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2004	2003	2004	2003
Interest deficit (1)	$(7.4)	$(7.1)	$(12.6)	$(12.7)
Net realized capital (losses) gains	(2.5)	23.1	9.3	46.0
Interest earned on receivable from continuing products	4.9	4.5	9.7	9.0
Other, net	1.6	.2	7.1	14.0

Results of discontinued products, after tax	$(3.4)	$20.7	$13.5	$56.3

Results of discontinued products, pretax	$(6.6)	$31.5	$18.0	$85.7

Net realized capital (losses) gains from bonds, after tax (included above)	$(1.2)	$22.1	$6.4	$35.9

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

Net realized capital gains for the six months ended June 30, 2004 reflect primarily gains on the sale of debt securities in a low interest rate environment. Net realized capital gains for the three and six months ended June 30, 2003 reflect gains on the sale of debt securities in a low interest rate environment and the sale of an equity investment, partially offset by the write-down of certain debt securities.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $385 million at June 30, 2004 and $375 million at December 31, 2003, net of related deferred taxes payable.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2004 was as follows (pretax):

(Millions)
Reserve at December 31, 2003	$1,035.8
Operating loss	(5.0)
Net realized capital gains	14.3
Mortality and other	8.7

Reserve at June 30, 2004	$1,053.8

The discontinued products investment portfolio is as follows:

(Millions)	June 30, 2004		December 31, 2003
Class	Amount	Percent	Amount	Percent
Debt securities available for sale	$3,176.2	66.5%	$3,427.1	69.7%
Loaned securities	283.5	5.9	180.2	3.7

Total debt securities	3,459.7	72.4	3,607.3	73.4
Mortgage loans	576.1	12.1	626.7	12.8
Investment real estate	93.4	1.9	75.2	1.5
Equity securities	47.3	1.0	49.9	1.0
Other (1)	599.7	12.6	553.7	11.3

Total	$4,776.2	100.0%	$4,912.8	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $121.8 million at June 30, 2004 and December 31, 2003, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2004	2003	2004	2003
Scheduled contract maturities, settlements and benefit payments	$135.0	$154.8	$261.9	$306.4
Participant-directed withdrawals	—	—	.1	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s long-term and short-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $17 million and $33 million for the three and six months ended June 30, 2004, respectively, as well as the corresponding periods in 2003.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	June 30, 2004	December 31, 2003
Debt securities available for sale	$13,628.9	$14,446.6
Loaned securities	1,111.6	810.6

Total debt securities	14,740.5	15,257.2
Mortgage loans	1,372.3	1,451.2
Equity securities	75.7	84.8
Other investment securities	552.3	486.1
Investment real estate	278.0	270.4
Other (1)	1,657.5	1,499.5

Total investments	$18,676.3	$19,049.2

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $637.1 million at June 30, 2004 and $636.7 million at December 31, 2003 included in long-term investments on the Consolidated Balance Sheets.

Debt and Equity Securities

Debt securities represented 79% at June 30, 2004 and 80% at December 31, 2003 of the Company’s total general account invested assets and supported the following types of products:

(Millions)	June 30, 2004	December 31, 2003
Supporting discontinued products	$3,459.7	$3,607.3
Supporting experience-rated products	2,105.1	2,236.4
Supporting remaining products	9,175.7	9,413.5

Total debt securities (1)	$14,740.5	$15,257.2

(1)	Total debt securities include “Below Investment Grade” Securities of $772.3 million at June 30, 2004 and $963.2 million at December 31, 2003, of which 21% at June 30, 2004 and 25% at December 31, 2003 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $465 million (comprised of gross unrealized capital gains of $620 million and gross unrealized capital losses of $155 million) at June 30, 2004 compared with net unrealized capital gains of $919 million (comprised of gross unrealized capital gains of $958 million and gross unrealized capital losses of $39 million) at December 31, 2003. Of the net unrealized capital gains at June 30, 2004, $194 million relate to assets supporting discontinued products and $96 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2003, $326 million relate to assets supporting discontinued products and $176 million relate to experience-rated products.

Equity securities reflect net unrealized capital gains of $20 million (comprised of gross unrealized capital gains of $20 million and gross unrealized capital losses of $.3 million) at June 30, 2004 compared with net unrealized capital gains of $20 million (comprised of gross unrealized capital gains of $20 million and gross unrealized capital losses of $.2 million) at December 31, 2003.

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

At June 30, 2004 and December 31, 2003, the Company had no individually material unrealized losses on debt or equity securities which could have a material impact on the Company’s results of operations.

Capital Gains and Losses

For the three and six months ended June 30, 2004, net realized capital gains were $6 million ($4 million after tax) and $32 million ($21 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $.7 million ($.4 million after tax) and $3 million ($2 million after tax), respectively. The majority of these impairments related to commercial mortgage backed securities. For the three and six months ended June 30, 2003, net realized capital gains were $15 million ($10 million after tax) and $36 million ($24 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $.4 million ($.2 million after tax) and $7 million ($4 million after tax), respectively. The majority of these impairments related to asset backed securities. The factors contributing to the impairment losses recognized during the three and six months ended June 30, 2004 and 2003 did not impact other material investments held at the time. The Company had no individually material realized losses on debt or equity securities that materially impacted the Company’s results of operations during the three and six months ended June 30, 2004 or 2003.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	June 30, 2004	December 31, 2003
Supporting discontinued products	$576.1	$626.7
Supporting experience-rated products	298.6	321.3
Supporting remaining products	497.6	503.2

Total mortgage loans	$1,372.3	$1,451.2

The mortgage loan portfolio balance represented 7% of the Company’s total invested assets at June 30, 2004 and 8% at December 31, 2003. Problem, restructured and potential problem loans included in mortgage loans were $29 million at June, 2004 and $85 million at December 31, 2003, of which 69% at June 30, 2004 and 89% at December 31, 2003 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $9 million at June 30, 2004 and $19 million at December 31, 2003.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of June 30, 2004. Refer to Aetna’s 2003 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

The following table for the six months ended June 30, 2004 breaks out the operating cash flows of Health Care and Group Insurance and Large Case Pensions separately, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impacts cash flows from investing activities (and not operating cash flows):

	Health Care
	and Group	Large Case
(Millions)	Insurance(1)	Pensions	Total
Cash flows from operating activities:
Net income	$633.3	$18.8	$652.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(40.0)	—	(40.0)
Amortization of other acquired intangible assets	25.4	—	25.4
Depreciation and other amortization	71.6	—	71.6
Amortization of net investment premium	22.1	.6	22.7
Net realized capital gains	(24.5)	(7.4)	(31.9)

Cash flow from operating activities before balance sheet changes	687.9	12.0	699.9
Changes in assets and liabilities:
Decrease in accrued investment income	3.6	5.1	8.7
Decrease (increase) in premiums due and other receivables	7.9	(.3)	7.6
Net change in income taxes	173.9	12.0	185.9
Net change in other assets and other liabilities	(405.8)	21.7	(384.1)
Net decrease in health care and insurance liabilities	(61.3)	(162.9)	(224.2)
Other, net	(1.9)	(9.3)	(11.2)

Net cash provided by (used for) operating activities	$404.3	$(121.7)	$282.6

(1)	Includes corporate interest.

Total cash flows provided by operating activities were approximately $283 million for the six months ended June 30, 2004. Cash flows provided by operating activities for Health Care and Group Insurance were approximately $404 million. Included in this amount were approximately $27 million pretax for payments related to prior year severance and facilities reserves, $245 million pretax for voluntary pension contributions and approximately $120 million pretax of employee related performance-based compensation payments net of current year accruals, reflected in net change in other assets and liabilities. Refer to the “Consolidated Statements of Cash Flows” for additional information.

On July 8, 2004, the Company was notified that the Congressional Joint Committee on Taxation approved a tax refund of approximately $740 million after tax, including interest, relating to businesses that were sold in the 1990s by the Company’s predecessor. The Company expects to receive the cash refund during 2004, and currently anticipates that it will use these monies to fund capital deployment initiatives, particularly share repurchases. Refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information.

Dividends

Aetna currently intends to pay an annual dividend of $.04 per common share, payable in the fourth quarter of each year. Aetna’s Board of Directors (the “Board”) will review the Company’s common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are the Company’s results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

At June 30, 2004, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. There were no short-term borrowings outstanding during the second quarter of 2004. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 16.4% at June 30, 2004. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

(Millions)	June 30, 2004
Total Shareholders’ Equity	$8,308.2
Adjustments: net unrealized gains on available-for-sale investment securities	(131.5)

Adjusted Shareholders’ Equity	$8,176.7

Common Stock Transactions

On January 30, 2004, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 3.6 million stock options to purchase common shares of the Company at $77.50. These grants will be fully vested by December 31, 2004. During the six months ended June 30, 2004, the Company issued approximately 6.0 million shares of common stock for benefit plans, including approximately 5.5 million shares related to stock option exercises. Under the Company’s share repurchase program, approximately 5.0 million shares were repurchased during the three months ended March 31, 2004 and no shares were repurchased during the three months ended June 30, 2004. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for more information. For the second quarter of 2004, the Company had weighted average common shares, including common share equivalents, of approximately 160.0 million (refer to Note 3 of Condensed Notes to Consolidated Financial Statements).

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

NEW ACCOUNTING STANDARDS

Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued and recently implemented accounting standards.

REGULATORY ENVIRONMENT

Refer to “Regulatory Environment” in Aetna’s 2003 Annual Report on Form 10-K for information on regulation of the Company.

Health Care Regulation—General

In connection with the 2004 Presidential election in the United States, the candidates from the two major political parties have made health care reform an important part of their campaigns. The candidates are proposing varying degrees of health care reform. The Company can not predict at this time whether broad health care reform will be passed, and if it is passed, what form it could take. Such reforms could materially affect the Company’s business.

Health Care Regulation—Legislative and Regulatory Initiatives

On June 21, 2004 in cases involving the Company and another insurance company, the United States Supreme Court reaffirmed the applicability of the Employee Retirement Income Security Act of 1974 to employer-sponsored health plans.

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this report.

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

A Provider Case brought on behalf of the American Dental Association made similar allegations on behalf of a purported class of dentists. Effective August 22, 2003, the Company and representatives of approximately 150,000 dentists entered into an agreement (the “Dentist Settlement Agreement”) settling the dentist action. The Dentist Settlement Agreement was approved by the Florida Federal Court on July 20, 2004. The approval of the Dentist Settlement Agreement concludes this Provider Case. The cost of this settlement was not material to the Company and was included in the second quarter 2003 Physician Settlement Agreement charge.

Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases. These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings. The Company intends to defend each of these new Provider Cases vigorously.

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

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investment activities, intellectual property and other litigation in its Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions.

In addition, the Company’s current and past business practices are subject to review by, and the Company from time to time receives subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities, including the New York Attorney General with respect to the New York Attorney General’s industry wide investigation into insurance brokerage practices. There continues to be heightened review by these authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

While the ultimate outcome of this other litigation and these regulatory proceedings cannot be determined at this time, after consideration of the facts and circumstances, the defenses available to the Company, applicable insurance coverage and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Programs	Programs
April 1, 2004 – April 30, 2004	—	—	—	$1,076.0
May 1, 2004 – May 31, 2004	—	—	—	1,076.0
June 1, 2004 – June 30, 2004	—	—	—	1,076.0

On December 5, 2003, the Company announced a share repurchase program that allows the Company to repurchase up to 10.0 million shares of its common stock, not to exceed an aggregate purchase price of $750 million. Under this program, the Company has repurchased approximately 5.1 million shares of common stock at a cost of approximately $424 million. On April 30, 2004, the Company announced an additional share repurchase program for the repurchase of up to $750 million of common stock. The Company did not make any share repurchases from either program during the second quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders held April 30, 2004, four matters were submitted to a vote: the election of fourteen Directors for a term ending in 2004; approval of the appointment of KPMG LLP as independent auditors for the current calendar year; a shareholder proposal requesting that the Aetna Inc. Board of Directors implement cumulative voting in the election of Directors; and a shareholder proposal requesting that the Aetna Inc. Board of Directors and its compensation committee replace the current system of compensation for senior executives with the system proposed by the shareholder. After vote of the shareholders, each of the Company’s Director nominees was elected and KPMG was appointed as the Company’s independent auditors. The two shareholder proposals were not approved. The detailed results of the voting on these matters follow:

Election of Directors:

	Votes	Votes
	For	Withheld
Betsy Z. Cohen	122,457,336	9,723,997
Barbara Hackman Franklin	129,799,516	2,381,817
Jeffrey E. Garten	130,461,401	1,719,932
Earl G. Graves	130,565,644	1,615,689
Gerald Greenwald	121,556,771	10,624,562
Ellen M. Hancock	130,033,369	2,147,964
Michael H. Jordan	121,533,632	10,647,701
Jack D. Kuehler	121,494,581	10,686,752
Edward J. Ludwig	130,784,174	1,397,159
Joseph P. Newhouse	130,809,403	1,371,930
Judith Rodin	129,111,782	3,069,551
R. David Yost	122,590,622	9,590,711
John W. Rowe, M.D.	129,739,982	2,441,351
Ronald A. Williams	129,831,347	2,349,986

On June 9, 2004, R. David Yost resigned from the Board of Directors.

Other matters voted upon:

	Votes	Votes		Broker
	For	Against	Abstentions	Non-Votes
Approval of Independent Auditors	130,336,531	1,579,324	265,478	—
Shareholder proposal to request implementation of cumulative voting in the election of directors	44,015,053	68,715,911	6,840,141	12,610,228
Shareholder proposal to replace the current system of compensation for senior executives	6,210,945	106,156,914	7,203,246	12,610,228

Item 5. Other Information.

(b)	Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

	Six Months Ended	Years Ended December 31,
Aetna Inc.	June 30, 2004	2003	2002	2001	2000	1999
Ratio of Earnings to Fixed Charges	14.02	9.95	4.06	(0.73)	0.89	3.31
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	14.02	9.95	4.06	(0.73)	0.89	2.81

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna, one of the Company’s predecessors, have been included for purposes of this calculation for the year ending December 31, 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

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

(c) Ratings

The ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) follow:

Rating Agencies
Moody’ s
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s
Aetna Inc. (senior debt)
April 28, 2004	bbb	BBB+	Baa2	BBB
July 28, 2004 (1)	bbb	BBB+	Baa2	BBB
Aetna Inc. (commercial paper)
April 28, 2004	AMB -2	F2	P2	A2
July 28, 2004 (1)	AMB -2	F2	P2	A2
ALIC (financial strength)
April 28, 2004	A	A+	A2	A-
July 28, 2004 (1)	A	A+	A2	A-

(1)	A.M. Best has the ratings on outlook-stable. Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-stable. Moody’s has the ratings on outlook-positive. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-positive.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2004 and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 28, 2004.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(31.1)	Chief Executive Officer Certification

(31.2)	Chief Financial Officer Certification

(32)	Section 1350 Certifications

(32.1)	Chief Executive Officer Certification

(32.2)	Chief Financial Officer Certification

(b) Reports on Form 8-K.

On April 22, 2004, Aetna Inc. filed a Form 8-K in connection with the temporary suspension of trading for the Company’s directors and executive officers under the Company’s employee benefit plans. This temporary suspension was due solely to a change in the Aetna 401(k) Plan record keeper, causing plan participants to be temporarily unable to engage in certain plan transactions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant
Date July 29, 2004	By	/s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Vice President and Controller (Chief Accounting Officer)

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

(12)	Statement Re: Computation of Ratios
Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2004 and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 for Aetna Inc.
(15)	Letter Re: Unaudited Interim Financial Information
Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 28, 2004.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
(31.1)	Chief Executive Officer Certification
(31.2)	Chief Financial Officer Certification
(32)	Section 1350 Certifications
(32.1)	Chief Executive Officer Certification
(32.2)	Chief Financial Officer Certification