Form 10-Q
period 2004-09-30
AETNA INC /PA/
filed 2004-10-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

☑Yes      ☐No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☑Yes      ☐No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)	147,652,267
(Class)	Shares Outstanding at September 30, 2004

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2004	2003	2004	2003
Revenue:
Health care premiums	$3,786.6	$3,301.7	$10,992.4	$9,846.8
Other premiums	463.5	411.4	1,340.6	1,253.4
Administrative services contract fees	507.1	466.3	1,536.5	1,413.0
Net investment income	253.9	268.1	785.6	817.4
Other income*	8.8	8.1	29.2	21.2
Net realized capital gains	19.6	13.5	51.5	49.8

Total revenue	5,039.5	4,469.1	14,735.8	13,401.6

Benefits and expenses:
Health care costs**	2,994.3	2,598.0	8,611.2	7,519.3
Current and future benefits	548.6	512.3	1,630.6	1,565.8
Operating expenses (Note 5):
Selling expenses	178.0	136.4	511.1	423.6
General and administrative expenses	811.7	849.3	2,441.6	2,707.6
Interest expense	25.9	25.6	76.6	77.0
Amortization of other acquired intangible assets	9.3	12.7	34.7	38.1

Total benefits and expenses	4,567.8	4,134.3	13,305.8	12,331.4

Income from continuing operations before income taxes (benefits)	471.7	334.8	1,430.0	1,070.2
Income taxes (benefits):
Current	51.4	147.5	410.1	435.4
Deferred	118.0	(28.6)	105.5	(49.5)

Total income taxes	169.4	118.9	515.6	385.9

Income from continuing operations	302.3	215.9	914.4	684.3
Income from discontinued operations, net of tax (Note 16)	990.0	—	1,030.0	—

Net income	$1,292.3	$215.9	$1,944.4	$684.3

Earnings per common share (Note 4):
Basic:
Income from continuing operations	$2.00	$1.41	$5.99	$4.49
Income from discontinued operations, net of tax	6.55	—	6.74	—

Net income	$8.55	$1.41	$12.73	$4.49

Diluted:
Income from continuing operations	$1.92	$1.35	$5.77	$4.33
Income from discontinued operations, net of tax	6.29	—	6.50	—

Net income	$8.21	$1.35	$12.27	$4.33

* Other income includes co-payment revenue and plan sponsor reimbursements related to the Company’s mail order pharmacy of $2.5 million and $10.6 million (net of pharmaceutical and processing costs of $166.5 million and $450.1 million) for the three and nine months ended September 30, 2004 and $1.6 million and $1.9 million (net of pharmaceutical and processing costs of $39.6 million and $51.2 million) for the three and nine months ended September 30, 2003.

** Health care costs have been reduced by fully insured member co-payment revenue related to the Company’s mail order pharmacy of $15.0 million and $43.3 million for the three and nine months ended September 30, 2004 and $11.1 million and $27.5 million for the three and nine months ended September 30, 2003.

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Millions, except share data)	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,366.9	$1,433.4
Investment securities	14,286.1	14,990.5
Other investments	52.1	103.1
Premiums receivable, net	293.7	318.4
Other receivables, net	399.4	396.0
Accrued investment income	210.4	221.5
Collateral received under securities loan agreements	1,064.6	827.4
Loaned securities	1,042.9	810.6
Income taxes receivable	210.2	—
Deferred income taxes	195.7	217.6
Other current assets	282.0	238.3

Total current assets	19,404.0	19,556.8

Long-term investments	1,735.6	1,521.5
Mortgage loans	1,365.9	1,353.1
Investment real estate	304.3	270.4
Reinsurance recoverables	1,183.3	1,196.3
Goodwill	3,684.5	3,679.5
Other acquired intangible assets, net	461.4	496.1
Property and equipment, net	240.5	267.5
Deferred income taxes	348.9	396.0
Other long-term assets	391.8	356.2
Separate Accounts assets	12,392.8	11,856.8

Total assets	$41,513.0	$40,950.2

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,945.6	$1,888.7
Future policy benefits	781.3	811.1
Unpaid claims	673.3	624.3
Unearned premiums	110.2	203.7
Policyholders’ funds	683.5	1,044.5
Collateral payable under securities loan agreements	1,064.6	827.4
Income taxes payable	—	154.7
Accrued expenses and other current liabilities	1,734.7	1,813.1

Total current liabilities	6,993.2	7,367.5

Future policy benefits	7,971.9	8,085.7
Unpaid claims	1,134.8	1,159.4
Policyholders’ funds	1,450.5	1,529.7
Long-term debt	1,614.3	1,613.7
Other long-term liabilities	870.9	1,413.4
Separate Accounts liabilities	12,392.8	11,856.8

Total liabilities	32,428.4	33,026.2

Commitments and contingent liabilities (Note 15)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 735,372,962 shares authorized, 147,652,267 shares issued and outstanding in 2004 and $.01 par value, 748,624,161 shares authorized, 152,578,251 shares issued and outstanding in 2003)	3,279.7	4,024.8
Accumulated other comprehensive loss	(440.8)	(408.0)
Retained earnings	6,245.7	4,307.2

Total shareholders’ equity	9,084.6	7,924.0

Total liabilities and shareholders’ equity	$41,513.0	$40,950.2

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated Other
			Comprehensive
		Common Stock and	Income (Loss)
		Additional	Unrealized			Minimum
		Paid-in	Gains (Losses)	Foreign		Pension	Retained
(Millions, except share data)	Total	Capital	on Securities	Currency	Derivatives	Liability	Earnings
Nine months ended September 30, 2004
Balances at December 31, 2003	$7,924.0	$4,024.8	$287.6	$9.8	$(2.0)	$(703.4)	$4,307.2
Comprehensive income:
Net income	1,944.4						1,944.4
Other comprehensive loss, net of tax:
Net unrealized losses on securities ($(52.2) pretax) (1)	(33.9)		(33.9)
Net foreign currency gains ($1.0 pretax)	.6			.6
Net derivative gains ($.7 pretax)	.5				.5

Other comprehensive loss	(32.8)

Total comprehensive income	1,911.6

Common shares issued for benefit plans (8,324,215 shares)	424.9	424.9
Repurchase of common shares (13,250,199 shares)	(1,170.0)	(1,170.0)
Common stock dividends	(5.9)						(5.9)

Balances at September 30, 2004	$9,084.6	$3,279.7	$253.7	$10.4	$(1.5)	$(703.4)	$6,245.7

Nine months ended September 30, 2003
Balances at December 31, 2002	$6,980.0	$4,070.9	$282.0	$5.5	$(2.7)	$(755.2)	$3,379.5
Comprehensive income:
Net income	684.3						684.3
Other comprehensive income, net of tax:
Net unrealized gains on securities ($67.4 pretax) (1)	43.8		43.8
Net foreign currency gains ($2.8 pretax)	1.8			1.8
Net derivative gains ($.8 pretax)	.5				.5

Other comprehensive income	46.1

Total comprehensive income	730.4

Common shares issued for benefit plans (8,772,784 shares)	338.5	338.5
Repurchase of common shares (6,114,450 shares)	(350.8)	(350.8)
Common stock dividends	(6.1)						(6.1)

Balances at September 30, 2003	$7,692.0	$4,058.6	$325.8	$7.3	$(2.2)	$(755.2)	$4,057.7

(1)	Net of reclassification adjustments (Refer to Note 8).

See Condensed Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(Millions)	2004	2003
Cash flows from operating activities:
Net income	$1,944.4	$684.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(1,030.0)	—
Physician class action settlement charge	—	115.4
Amortization of other acquired intangible assets	34.7	38.1
Depreciation and other amortization	105.5	110.1
Amortization of net investment premium	34.1	39.0
Net realized capital gains	(51.5)	(49.8)
Changes in assets and liabilities:
Decrease (increase) in accrued investment income	11.1	(3.3)
(Increase) decrease in premiums due and other receivables	(6.0)	57.5
Net change in income taxes	224.0	(44.4)
Net change in other assets and other liabilities	(686.4)	(372.7)
Net decrease in health care and insurance liabilities	(278.7)	(538.0)
Other, net	(9.8)	(45.9)

Net cash provided by (used for) operating activities of continuing operations	291.4	(9.7)
Discontinued operations, net (Note 16)	666.2	—

Net cash provided by (used for) operating activities	957.6	(9.7)

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	7,265.1	9,359.6
Equity securities	24.5	49.8
Mortgage loans	220.5	489.7
Investment real estate	4.9	81.7
Other investments	1,780.0	1,914.9
Cost of investments in:
Debt securities available for sale	(7,087.4)	(9,774.6)
Equity securities	(10.8)	(7.2)
Mortgage loans	(173.3)	(177.2)
Investment real estate	(61.9)	(58.7)
Other investments	(1,645.9)	(1,315.1)
Increase in property and equipment	(134.5)	(168.1)

Net cash provided by investing activities	181.2	394.8

Cash flows from financing activities:
Deposits and interest credited for investment contracts	42.7	75.5
Withdrawals of investment contracts	(381.7)	(385.5)
Common shares issued under benefit plans	256.4	248.2
Common shares repurchased	(1,132.7)	(335.9)
Other, net	10.0	(10.0)

Net cash used for financing activities	(1,205.3)	(407.7)

Net decrease in cash and cash equivalents	(66.5)	(22.6)
Cash and cash equivalents, beginning of period	1,433.4	1,802.9

Cash and cash equivalents, end of period	$1,366.9	$1,780.3

Supplemental cash flow information:
Interest paid	$93.5	$94.8
Income taxes (received) paid	(372.9)	436.8

See Condensed Notes to Consolidated Financial Statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for health and dental care costs) and an employer-funded basis (where the plan sponsor, under an administrative services contract (“ASC”), and not the Company, assumes all or a majority of this risk). Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit products. Health plans also include Aetna HealthFund®, a consumer-directed plan that combines traditional POS, PPO and/or dental coverage, subject to a deductible, with a benefit account, allowing members greater flexibility. The Group Insurance segment includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products (refer to Note 9 for additional information).

These unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Aetna and subsidiaries that the Company controls. All significant intercompany balances have been eliminated in consolidation.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements and condensed notes should be read in conjunction with the consolidated financial statements and related notes presented in Aetna’s 2003 Annual Report on Form 10-K (the “2003 10-K”). Certain financial information that is normally included in annual financial statements prepared in accordance with GAAP, but that is not required for interim reporting purposes, has been condensed or omitted.

2. Significant Accounting Policies

New Accounting Standards

Accounting for Variable Interest Entities (“VIE”)

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation requires the Company to consolidate a VIE if the entity meets certain criteria and the Company is considered the primary beneficiary of the VIE. In December 2003, the FASB issued a revision to FIN 46, Consolidation of Variable Interest Entities (“FIN 46-R”). FIN 46-R amended certain provisions of FIN 46 and delayed implementation for entities that are not considered special purpose entities until the first quarter of 2004 with early adoption permitted. The Company adopted the provisions of FIN 46-R as of December 31, 2003. The adoption of FIN 46-R did not have a material impact on the Company’s financial position or results of operations. (Refer to Note 2 to the Consolidated Financial Statements in the 2003 Form 10-K.)

Disclosures of and Accounting for Other-Than-Temporary Impairments of Certain Investments

In March 2004, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-01”). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e., fair value is less than amortized cost) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. The recognition and measurement guidance of EITF 03-01 was effective July 1, 2004. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003.

In September 2004, the FASB issued FASB Staff Position (“FSP”) EITF 03-01-1, delaying the original effective date of the recognition and measurement guidance of EITF 03-01 until the FASB deliberates certain issues related to the implementation of EITF 03-01.

Application of the Equity Method of Accounting

In June/July 2004, the EITF reached a consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock if the Investor has the Ability to Exercise Significant Influence over the Operating and Financial Policies of the Investee (“EITF 02-14”). EITF 02-14 states that the Company must apply the equity method of accounting to investments in common stock and “in-substance common stock” if it has the ability to exercise significant influence over the operating and financial policies of the investee. EITF 02-14 defines in-substance common stock as an investment with similar risk and reward characteristics to common stock. The provisions of EITF 02-14 are effective in the fourth quarter of 2004 and are not expected to have a material effect on the Company’s financial statements.

Accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expands Medicare, primarily by adding a voluntary prescription drug benefit for Medicare eligible individuals starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare eligible individuals with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payer basis or accepting a direct subsidy from the Federal government to support a portion of the cost of the employer’s program.

As the Act was signed into law after the Company’s measurement date (September 30, 2003), any potential financial impact of the Act was not reflected in 2003 results of operations. The FASB’s FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, allowed the Company to begin recognizing any potential impact of the Act in the first quarter 2004 financial statements or to defer recognizing the potential impact until more definitive accounting guidance is provided. The Company elected to defer recognition of such impacts.

In April 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, relating to the Act, which provided the FASB’s guidance on the accounting for the effects of the Act. Post-retirement medical plans that are deemed to qualify for the federal subsidy may account for such a benefit in 2004 (affected plans may recognize such a benefit prospectively from the date of implementation or retroactive to the beginning of 2004). Such benefit must be recognized as a change in actuarial assumptions, which is typically recognized over several years. The effects of this FSP are effective in the third quarter 2004. Adoption of this FSP resulted in a reduction in the Company’s accumulated post-retirement benefit obligation of approximately $26 million that will be amortized into earnings over future periods. This amortization resulted in an approximately $.9 million pretax reduction in the Company’s net periodic benefit cost for the three months ended September 30, 2004.

Stock-Based Compensation

At September 30, 2004, the Company had various stock-based employee incentive plans, which are described more fully in Note 14 to the Consolidated Financial Statements in the 2003 10-K. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair market value of the stock on the date the option is granted. The following table illustrates the estimated pro forma net income and pro forma earnings per share as if the Company had applied fair value based method of accounting to all awards of stock-based employee compensation. The Company uses a modified Black-Scholes option pricing model to estimate fair value.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2004	2003	2004	2003
Net income, as reported	$1,292.3	$215.9	$1,944.4	$684.3
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2.8	7.2	9.7	29.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26.7)	(16.4)	(73.7)	(59.9)

Pro forma net income	$1,268.4	$206.7	$1,880.4	$653.7

Earnings per common share:
Basic – as reported	$8.55	$1.41	$12.73	$4.49
Basic – pro forma	8.39	1.35	12.31	4.29
Diluted – as reported	8.21	1.35	12.27	4.33
Diluted – pro forma	8.06	1.29	11.86	4.13

3. Acquisitions

In August 2004, the Company and Priority Healthcare Corporation (“PHCC”) announced the formation of a new joint venture, Aetna Specialty Pharmacy LLC, which will be an Aetna-branded specialty pharmacy operation. Aetna funded its share of the joint venture in September 2004 for a 40% ownership interest. PHCC owns the remaining 60% ownership interest. Aetna has an option to extend the joint venture or purchase PHCC’s ownership interest beginning in 2008, subject to acceleration under certain circumstances. Neither the amount of Aetna’s funding nor the option purchase price is material.

In August 2004, the Company announced that it had agreed to acquire Strategic Resource Company (“SRC”), a privately held administrator of group limited benefit products for part-time and hourly workers. Aetna will acquire 100% of the stock of SRC as well as the insurance contracts administered by SRC’s underwriter for approximately $250 million, to be financed through available cash. The Federal Hart-Scott-Rodino antitrust waiting period for the transaction has expired. The transaction is subject to other customary closing conditions, including certain state regulatory approvals. The Company expects to close this transaction in the fourth quarter of 2004.

4. Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2004 and 2003 is as follows:

(Millions, except EPS data)	Income	Shares	Per Common
Three Months Ended September 30,	(Numerator)	(Denominator)	Share Amount
2004
Basic EPS:
Income from continuing operations	$302.3	151.2	$2.00

Effect of dilutive securities:
Stock options and other (1)		6.2

Diluted EPS:
Income from continuing operations and assumed conversions	$302.3	157.4	$1.92

2003
Basic EPS:
Income from continuing operations	$215.9	153.5	$1.41

Effect of dilutive securities:
Stock options and other (2)		6.8

Diluted EPS:
Income from continuing operations and assumed conversions	$215.9	160.3	$1.35

(1)	Options to purchase shares of common stock for the three months ended September 30, 2004 of approximately 9,000 shares (with exercise prices ranging from $90.36 to $94.70) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the three months ended September 30, 2003 of .1 million shares (with exercise prices ranging from $60.20 to $68.49) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(Millions, except EPS data)	Income	Shares	Per Common
Nine Months Ended September 30,	(Numerator)	(Denominator)	Share Amount
2004
Basic EPS:
Income from continuing operations	$914.4	152.7	$5.99

Effect of dilutive securities:
Stock options and other (1)		5.8

Diluted EPS:
Income from continuing operations and assumed conversions	$914.4	158.5	$5.77

2003
Basic EPS:
Income from continuing operations	$684.3	152.5	$4.49

Effect of dilutive securities:
Stock options and other (2)		5.5

Diluted EPS:
Income from continuing operations and assumed conversions	$684.3	158.0	$4.33

(1)	Options to purchase shares of common stock for the nine months ended September 30, 2004 of .1 million shares (with exercise prices ranging from $83.77 to $94.70) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

(2)	Options to purchase shares of common stock for the nine months ended September 30, 2003 of .2 million shares (with exercise prices ranging from $54.21 to $68.49) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

5. Operating Expenses

For the three and nine months ended September 30, 2004 and 2003, selling expenses (which include broker commissions, the variable component of the Company’s internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2004	2003	2004	2003
Selling expenses	$178.0	$136.4	$511.1	$423.6

General and administrative expenses:
Salaries and related benefits	499.6	516.5	1,507.4	1,588.9
Other general and administrative expenses	312.1	332.8	934.2	1,118.7	(1)

Total general and administrative expenses	811.7	849.3	2,441.6	2,707.6

Total operating expenses	$989.7	$985.7	$2,952.7	$3,131.2

(1)	The nine months ended September 30, 2003 include a charge of $115.4 million in connection with the settlement of a national class action lawsuit by physicians. Refer to Note 15 for further information.

6. Other Acquired Intangible Assets

Other acquired intangible assets at September 30, 2004 and December 31, 2003 were as follows:

		Accumulated		Amortization
September 30, 2004 (Millions)	Cost	Amortization	Net Balance	Period (Years)
Other acquired intangible assets:
Provider networks	$677.2	$218.1	$459.1	20 – 25
Customer lists	919.0	916.7	2.3	5 – 7
Other	69.2	69.2	—	3 – 5

Total other acquired intangible assets	$1,665.4	$1,204.0	$461.4

December 31, 2003
Other acquired intangible assets:
Provider networks	$677.2	$197.2	$480.0	20 – 25
Customer lists	919.0	903.0	16.0	5 – 7
Other	69.2	69.1	.1	3 – 5

Total other acquired intangible assets	$1,665.4	$1,169.3	$496.1

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)
2005	$29.4
2006	27.8
2007	27.8
2008	27.8
2009	27.8

7. Investments

Investment securities at September 30, 2004 and December 31, 2003 were as follows:

	September 30,	December 31,
(Millions)	2004	2003
Debt securities available for sale	$13,903.8	$14,446.6
Equity securities	44.2	57.8
Other investment securities (primarily short-term debt instruments)	338.1	486.1

Total investment securities	$14,286.1	$14,990.5

Net investment income includes amounts related to experience-rated contractholders of $40 million and $42 million for the three months ended September 30, 2004 and 2003, respectively, and $118 million and $127 million for the nine months ended September 30, 2004 and 2003, respectively. Interest credited to contractholders is included in current and future benefits on the Consolidated Statements of Income.

Pretax net realized capital (losses) gains related to experience-rated contractholders of $(.6) million and $9 million for the three months ended September 30, 2004 and 2003, respectively, and $11 million and $41 million for the nine months ended September 30, 2004 and 2003, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders’ funds.

8. Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

	Nine Months
	Ended September 30,
(Millions)	2004	2003
Net unrealized holding (losses) gains arising during the period (1)	$(21.3)	$55.6
Less: reclassification adjustment for gains and other items included in net income (2)	12.6	11.8

Net unrealized (losses) gains on securities	$(33.9)	$43.8

(1)	Pretax unrealized holding (losses) gains arising during the period were $(32.8) million and $85.5 million for the nine months ended September 30, 2004 and 2003, respectively.

(2)	Pretax reclassification adjustments for gains and other items included in net income were $19.4 million and $18.1 million for the nine months ended September 30, 2004 and 2003, respectively.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 2004, the receivable from continuing products, net of related deferred taxes payable of $114 million on the accrued interest income, was $390 million. At December 31, 2003, the receivable from continuing products, net of related deferred taxes payable of $106 million on accrued interest income, was $375 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and nine months ended September 30, 2004 and 2003 were as follows (pretax, in millions):

		Charged (Credited)
		to Reserve for
Three months ended September 30, 2004	Results	Future Losses	Net (1)
Net investment income	$75.3	$—	$75.3
Net realized capital gains	6.7	(6.7)	—
Interest earned on receivable from continuing products	7.6	—	7.6
Other income	5.8	—	5.8

Total revenue	95.4	(6.7)	88.7

Current and future benefits	88.6	(3.2)	85.4
Operating expenses	3.3	—	3.3

Total benefits and expenses	91.9	(3.2)	88.7

Results of discontinued products	$3.5	$(3.5)	$—

Three months ended September 30, 2003
Net investment income	$83.1	$—	$83.1
Net realized capital gains	30.0	(30.0)	—
Interest earned on receivable from continuing products	7.1	—	7.1
Other income	9.2	—	9.2

Total revenue	129.4	(30.0)	99.4

Current and future benefits	92.8	4.0	96.8
Operating expenses	2.6	—	2.6

Total benefits and expenses	95.4	4.0	99.4

Results of discontinued products	$34.0	$(34.0)	$—

(1)	Amounts are reflected in the September 30, 2004 and 2003 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

		Charged (Credited)
		to Reserve for
Nine months ended September 30, 2004	Results	Future Losses	Net (1)
Net investment income	$235.8	$—	$235.8
Net realized capital gains	21.0	(21.0)	—
Interest earned on receivable from continuing products	22.5	—	22.5
Other income	20.4	—	20.4

Total revenue	299.7	(21.0)	278.7

Current and future benefits	268.4	.5	268.9
Operating expenses	9.8	—	9.8

Total benefits and expenses	278.2	.5	278.7

Results of discontinued products	$21.5	$(21.5)	$—

Nine months ended September 30, 2003
Net investment income	$251.8	$—	$251.8
Net realized capital gains	100.7	(100.7)	—
Interest earned on receivable from continuing products	21.0	—	21.0
Other income	35.3	—	35.3

Total revenue	408.8	(100.7)	308.1

Current and future benefits	281.1	19.0	300.1
Operating expenses	8.0	—	8.0

Total benefits and expenses	289.1	19.0	308.1

Results of discontinued products	$119.7	$(119.7)	$—

(1)	Amounts are reflected in the September 30, 2004 and 2003 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 2004 and December 31, 2003 were as follows (1):

	September 30,	December 31,
(Millions)	2004	2003
Assets:
Debt securities available for sale	$3,426.5	$3,427.1
Equity securities	50.4	49.9
Mortgage loans	580.8	626.7
Investment real estate	116.1	75.2
Loaned securities	214.4	180.2
Other investments (2)	565.4	553.7

Total investments	4,953.6	4,912.8
Collateral received under securities loan agreements	218.9	184.0
Current and deferred income taxes	133.1	150.6
Receivable from continuing products (3)	503.9	481.4

Total assets	$5,809.5	$5,728.8

Liabilities:
Future policy benefits	$4,102.3	$4,217.9
Policyholders’ funds	27.1	35.2
Reserve for anticipated future losses on discontinued products	1,057.3	1,035.8
Collateral payable under securities loan agreements	218.9	184.0
Other liabilities	403.9	255.9

Total liabilities	$5,809.5	$5,728.8

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes restricted debt securities on deposit as required by regulatory authorities of $97.5 and $121.8 million at September 30, 2004 and December 31, 2003, respectively, included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

At September 30, 2004 and December 31, 2003, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2004 was as follows (pretax):

(Millions)
Reserve at December 31, 2003	$1,035.8
Operating loss	(11.0)
Net realized capital gains	21.0
Mortality and other	11.5

Reserve at September 30, 2004	$1,057.3

10. Debt

Under the terms of its revolving credit facilities, the Company is required to maintain a minimum level of shareholders’ equity, excluding net unrealized capital gains and losses, as of each fiscal quarter end. At September 30, 2004, the Company met its required minimum level of approximately $6.3 billion. The Company is also required to maintain its ratio of consolidated total debt to consolidated earnings as of each fiscal quarter end at or below 3.0. For this purpose, consolidated earnings equals, for the period of four consecutive quarters, net income plus interest expense, income tax expense, depreciation expense, amortization expense, certain excluded charges taken on or before December 31, 2003 and any extraordinary gains or losses. The Company met this requirement at September 30, 2004. Refer to Note 15 to the Consolidated Financial Statements presented in the 2003 10-K for a description of the Company’s revolving credit facilities and more detail on the above mentioned covenants.

11. Capital Stock

On December 5, 2003, the Board of Directors authorized a share repurchase program for the repurchase, from time to time, of up to 10 million shares of common stock (not to exceed an aggregate purchase price of $750 million). On April 30, 2004 and September 24, 2004, the Board of Directors authorized two additional share repurchase programs for the repurchase, from time to time, of up to $750 million of common stock ($1.5 billion in aggregate). Approximately 5.0 million shares of common stock at a cost of approximately $417 million were repurchased during the first quarter of 2004. The Company did not make any share repurchases during the second quarter of 2004. Approximately 8.3 million shares of common stock at a cost of $751 million were repurchased during the third quarter of 2004 (approximately $36 million of these repurchase transactions were settled in early October 2004). As of September 30, 2004, the capacity remaining under the Company’s share repurchase authorizations was approximately $1.1 billion.

On January 30, 2004, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 3.6 million stock options to purchase common shares of the Company at $77.50 per share. The January 30, 2004 grants will be fully vested by December 31, 2004. During the nine months ended September 30, 2004, the Company issued approximately 8.3 million shares of common stock for benefit plans, including approximately 7.8 million shares related to stock option exercises.

On September 24, 2004, the Board of Directors declared an annual cash dividend of $.04 per common share to shareholders of record at the close of business on November 16, 2004. The dividend will be paid on November 30, 2004.

Under the Aetna Inc. Employee Stock Purchase Plan (the “ESPP”), 6.1 million of the Company’s common shares are reserved for issuance at September 30, 2004 in accordance with the ESPP’s provisions. Employee contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period. A six-month accumulation period commenced on January 2, 2004 and ended on June 18, 2004. The purchase price for this offering was at a 10% discount from the lesser of the stock’s fair market value on January 2, 2004 or June 18, 2004. For the period ended June 30, 2004, approximately 96,000 shares of common stock were purchased under the ESPP at the purchase price of $60.90 per share. On June 21, 2004, another six-month accumulation period commenced. This accumulation period ends on December 17, 2004 and the purchase price for this offering is at a 10% discount from the lesser of the stock’s fair market value on June 21, 2004 or December 17, 2004.

12. Dividend Restrictions and Shareholders’ Equity

Under regulatory requirements, as calculated at September 30, 2004 the amount of dividends that may be paid through the end of 2004 to Aetna by its domestic insurance and HMO subsidiaries without prior approval by state regulatory authorities is approximately $104 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders. At September 30, 2004, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries was $3.9 billion. At December 31, 2003, such surplus was $3.8 billion.

13. Benefit Plans

Defined Benefit Pension Plans

Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plan for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2004	2003	2004	2003
Service cost	$19.0	$18.7	$57.0	$56.1
Interest cost	65.4	64.6	196.0	193.8
Expected return on plan assets	(77.7)	(63.9)	(232.9)	(191.7)
Amortization of prior service cost	1.4	1.2	4.2	3.6
Recognized net actuarial loss	16.1	19.0	48.1	57.0

Net periodic benefit cost	$24.2	$39.6	$72.4	$118.8

Other Post-Retirement Benefit Plans

In January 2004, the Company amended the post-retirement dental plan to eliminate the dental subsidy for all retirees. As a result of this 2004 amendment, the Company recorded a curtailment benefit of approximately $32 million pretax in the first quarter of 2004 reflected in operating expenses (other general and administrative expenses). Refer to Note 14 to the Consolidated Financial Statements presented in the 2003 10-K for additional information.

Components of the net periodic benefit cost of the Company’s other post-retirement plans for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2004	2003	2004		2003
Service cost	$.1	$.1	$.3		$.3
Interest cost	6.0	7.0	19.0		21.2
Expected return on plan assets	(1.1)	(1.2)	(3.3)		(3.6)
Amortization of prior service cost	(.4)	(.1)	(1.0)		(.5)
Recognized net actuarial loss (gain)	.2	.1	1.2		—

Net periodic benefit cost before curtailment benefit	4.8	5.9	16.2		17.4
Curtailment benefit	—	—	(31.8	) (1)	(34.0	) (2)

Net periodic benefit cost (income)	$4.8	$5.9	$(15.6)		$(16.6)

(1)	Reflects a plan amendment made in January 2004 to eliminate the dental subsidy for all retirees. Refer to Note 14 to the Consolidated Financial Statements presented in the 2003 10-K for additional information.

(2)	Reflects plan amendments made in January 2003 related to the phase-out of the retiree medical subsidy for certain employees and elimination of the retiree dental subsidy for certain employees. Refer to Note 14 to the Consolidated Financial Statements presented in the 2003 10-K for additional information.

14. Segment Information

Summarized financial information for the Company’s principal operations for the three and nine months ended September 30, was as follows:

(Millions)		Group	Large Case	Corporate	Discontinued	Total
Three months ended September 30,	Health Care	Insurance	Pensions	Interest	Operations	Company
2004
Revenues from external customers	$4,292.2	$423.0	$50.8	$—	$—	$4,766.0
Net investment income	64.3	63.7	125.9	—	—	253.9

Total revenue, excluding net realized capital gains	$4,356.5	$486.7	$176.7	$—	$—	$5,019.9

Operating earnings (loss) (1)	$268.1	$30.5	$7.7	$(16.8)	$—	$289.5
Net realized capital gains, net of tax	7.0	3.6	2.2	—	—	12.8

Income (loss) from continuing operations	275.1	34.1	9.9	(16.8)	—	302.3
Income from discontinued operations, net of tax (2)	—	—	—	—	990.0	990.0

Net income (loss)	$275.1	$34.1	$9.9	$(16.8)	$990.0	$1,292.3

2003
Revenues from external customers	$3,765.8	$376.9	$44.8	$—	$—	$4,187.5
Net investment income	57.6	62.8	147.7	—	—	268.1

Total revenue, excluding net realized capital gains	$3,823.4	$439.7	$192.5	$—	$—	4,455.6

Operating earnings (loss) (1)	$179.3	$33.4	$11.0	$(16.6)	$—	$207.1
Net realized capital gains, net of tax	3.0	5.4	.4	—	—	8.8

Net income (loss)	$182.3	$38.8	$11.4	$(16.6)	$—	$215.9

(1) Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2) Income from discontinued operations of $990.0 million for the three months ended September 30, 2004 related to the Congressional Joint Committee on Taxation’s approval of a tax refund and the completion of certain Internal Revenue Service audits associated with businesses sold by the Company’s predecessor (former Aetna) (refer to Note 16 for additional information).

(Millions)		Group	Large Case	Corporate	Discontinued	Total
Nine months ended September 30,	Health Care	Insurance	Pensions	Interest	Operations	Company
2004
Revenues from external customers	$12,526.8	$1,218.5	$153.4	$—	$—	$13,898.7
Net investment income	193.9	201.0	390.7	—	—	785.6

Total revenue, excluding net realized capital gains	$12,720.7	$1,419.5	$544.1	$—	$—	$14,684.3

Operating earnings (loss) (1)	$820.5	$88.5	$21.7	$(49.8)	$—	$880.9
Net realized capital gains, net of tax	12.7	13.8	7.0	—	—	33.5

Income (loss) from continuing operations	833.2	102.3	28.7	(49.8)	—	914.4
Income from discontinued operations, net of tax (2)	—	—	—	—	1,030.0	1,030.0

Net income (loss)	$833.2	$102.3	$28.7	$(49.8)	$1,030.0	$1,944.4

2003
Revenues from external customers	$11,242.9	$1,153.4	$138.1	$—	$—	$12,534.4
Net investment income	182.0	197.6	437.8	—	—	817.4

Total revenue, excluding net realized capital gains	$11,424.9	$1,351.0	$575.9	$—	$—	13,351.8

Operating earnings (loss) (1)	$648.3	$101.4	$27.2	$(50.0)	$—	$726.9
Other item (3)	(75.0)	—	—	—	—	(75.0)
Net realized capital gains, net of tax	16.9	9.0	6.5	—	—	32.4

Net income (loss)	$590.2	$110.4	$33.7	$(50.0)	$—	$684.3

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains and the other item described below. While operating earnings is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.

(2)	Income from discontinued operations of $1.03 billion for the nine months ended September 30, 2004 related to the Congressional Joint Committee on Taxation’s approval of a tax refund and the completion of certain Internal Revenue Service audits associated with businesses sold by the Company’s predecessor (former Aetna) (refer to Note 16 for additional information).

(3)	The other item excluded from operating earnings for the nine months ended September 30, 2003 is the $75 million after-tax charge in the Health Care segment related to the Physician Settlement Agreement (refer to Note 15 for additional information).

15. Commitments and Contingent Liabilities

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

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was approved by the Florida Federal Court on November 6, 2003, a decision affirmed by the United States Court of Appeals for the Eleventh Circuit on September 24, 2004. Assuming no further proceedings challenging the approval order, the Company believes that the approval order resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement, including the Louisiana state court action. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

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

Insurance Industry Brokerage Practices Matters

The Company has received subpoenas for information from the New York Attorney General and the Connecticut Attorney General with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. The Company is cooperating with these inquiries.

On October 20, 2004, Ronald Scott Shirley filed an action (the “Shirley Action”) in the United States District Court for the Southern District of California against the Company, Universal Life Resources (“ULR”), a broker, and others, including other major insurance companies, alleging a conspiracy to fraudulently market, sell and administer a variety of insurance products through employee benefit plans. The Shirley Action seeks unspecified damages, changes to business practices and other relief on behalf of a purported nationwide class of persons who purchased insurance products brokered through ULR. The Shirley Action seeks this recovery for alleged violations of the Racketeer Influenced and Corrupt Organizations Act and of contractual and fiduciary duties. The Company intends to vigorously defend this action, which is in its preliminary stages.

In connection with this industry wide review, the Company may receive additional subpoenas and requests for information from other attorneys general and other regulators and the Company could be named in other related litigation.

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

In addition, the Company’s current and past business practices are subject to review by, and the Company from time to time receives subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities. There also continues to be heightened review by regulatory authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

The Company is unable to predict at this time the ultimate outcome of these matters and it is reasonably possible that their outcome could be material to the Company. However, as noted above, the Company believes that final disposition of the Physician Settlement Agreement would result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians.

16. Discontinued Operations

On July 8, 2004, the Company was notified that the Congressional Joint Committee on Taxation (the “Joint Committee”) approved a tax refund of approximately $740 million, including interest, relating to businesses that were sold in the 1990s by the Company’s predecessor (former Aetna). The tax refund was recorded as income from discontinued operations in the third quarter of 2004. The Joint Committee approval also finalizes the Internal Revenue Service’s audits of the Company’s tax returns for the years 1991 through 2001. As a result of the resolution of these audits, the Company also recorded favorable adjustments of approximately $250 million to existing tax liabilities in the third quarter of 2004 as income from discontinued operations, for a total of $990 million of income from such matters. The Company received approximately $666 million of the tax refund during the third quarter of 2004 and expects to receive the remaining refund in 2005.

Income from discontinued operations of $1,030 million for the nine months ended September 30, 2004 includes $40 million, recognized in the first quarter of 2004, to reflect the completion of certain Internal Revenue Service audits associated with former Aetna.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2004, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

/s/ KPMG LLP

Hartford, Connecticut
October 27, 2004

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries as of September 30, 2004 and December 31, 2003 and its results of operations for the three and nine months ended September 30, 2004 and 2003. This Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements and other data presented herein as well as the MD&A contained in the Company’s 2003 Annual Report on Form 10-K.

EXECUTIVE SUMMARY

Aetna Inc. (the “Company”) is one of the nation’s leading providers of health care, dental, pharmacy, group life, disability and long-term care benefits, serving approximately 13.6 million medical members, 11.6 million dental members, 8.3 million pharmacy members and 13.3 million group insurance members as of September 30, 2004. The Company has expansive nationwide provider networks of more than 646,000 health care services providers, including over 385,000 primary care and specialist physicians and 3,908 hospitals. The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions.

The Company’s operating profit in the third quarter of 2004 and for the nine months ended September 30, 2004, compared to the respective periods in 2003, reflects higher premium and fees in the Company’s Health Care business driven by rate increases for renewing membership as well as membership growth for both administrative services contract (“ASC”) business (an employer-funded plan where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Risk business (where the Company assumes all or a majority of the risk for medical and dental care costs) and reductions in general and administrative expenses. While the Commercial Risk medical cost ratios (health care costs divided by premiums) for the third quarter of 2004 and the nine months ended September 30, 2004 increased, the increases in premiums and fees, together with reductions in general and administrative expenses, resulted in expanded operating margins. The Company’s medical membership was 13.6 million members at September 30, 2004, representing approximately 35% Risk members and 65% ASC members. The Company continues to take actions designed to achieve membership at December 31, 2004 that is approximately 600,000 to 750,000 higher than membership at December 31, 2003 of approximately 13.0 million.

Summary of Consolidated Results

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2004	2003	2004	2003
Total revenues	$5,039.5	$4,469.1	$14,735.8	$13,401.6
Income from continuing operations (1)	302.3	215.9	914.4	684.3
Net income (2)	1,292.3	215.9	1,944.4	684.3
Income from continuing operations per common share	1.92	1.35	5.77	4.33
Net income per common share	8.21	1.35	12.27	4.33

(1)	Income from continuing operations for the three months ended September 30, 2004 and 2003 reflect favorable development of prior period health care cost estimates of approximately $14 million ($22 million pretax) and $3 million ($5 million pretax), respectively, in the Health Care segment. Income from continuing operations for the three months ended September 30, 2004 and 2003 include net realized capital gains of $13 million and $9 million, respectively, and the nine months ended September 30, 2004 and 2003 include net realized capital gains of $34 million and $32 million, respectively. Income from continuing operations for the nine months ended September 30, 2003 also include a charge of $75 million ($115 million pretax) included in general and administrative expenses in the Health Care segment in connection with the settlement of a national class action lawsuit by physicians (“Physician Settlement Agreement”). Refer to Note 15 of Condensed Notes to Consolidated Financial Statements for additional information regarding that settlement.

(2)	Net income for the three and nine months ended September 30, 2004 includes income from discontinued operations of $990 million related to the Congressional Joint Committee on Taxation’s approval of a tax refund and the completion of certain Internal Revenue Service audits associated with businesses sold by the Company’s predecessor (former Aetna). Net income for the nine months ended September 30, 2004 includes additional income from discontinued operations of $40 million related to the completion of certain Internal Revenue Service audits associated with businesses sold by the Company’s predecessor (former Aetna). Refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information.

Business Development Transactions

In August 2004, the Company and Priority Healthcare Corporation (“PHCC”) announced the formation of a new joint venture, Aetna Specialty Pharmacy LLC, which will be an Aetna-branded specialty pharmacy operation. Aetna funded its share of the joint venture in September 2004 for a 40% ownership interest. PHCC owns the remaining 60% ownership interest. Aetna has an option to extend the joint venture or purchase PHCC’s ownership interest beginning in 2008, subject to acceleration under certain circumstances. Neither the amount of Aetna’s funding nor the option purchase price is material.

In August 2004, the Company announced that it had agreed to acquire Strategic Resource Company (“SRC”), a privately held administrator of group limited benefit products for part-time and hourly workers. Aetna will acquire 100% of the stock of SRC as well as the insurance contracts administered by SRC’s underwriter for approximately $250 million, to be financed through available cash. The Federal Hart-Scott-Rodino antitrust waiting period for the transaction has expired. The transaction is subject to other customary closing conditions, including certain state regulatory approvals. The Company expects to close this transaction in the fourth quarter of 2004.

Discussion of Segment Results

The discussion of the Company’s results of operations that follows is presented based on the Company’s reportable segments in accordance with Financial Accounting Standard (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and is consistent with the disclosure of segment information in Note 14 of Condensed Notes to Consolidated Financial Statements. The measure of profit or loss presented within each segment’s discussion of results of operations is the measure reported to the Chief Executive Officer for purposes of making decisions about allocating resources to the segment and assessing its performance.

HEALTH CARE

Health Care consists of medical and dental plans offered on both a Risk and ASC basis. Health plans include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include Aetna HealthFund®, a consumer-directed health plan that combines traditional POS, PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2004	2003	% Change	2004	2003	% Change
Premiums:
Commercial Risk (1)	$3,545.7	$3,078.5	15.2%	$10,282.9	$9,168.3	12.2%
Medicare	240.9	223.2	7.9	709.5	678.5	4.6

Total premiums	3,786.6	3,301.7	14.7	10,992.4	9,846.8	11.6

Administrative services contract fees	500.6	460.6	8.7	1,516.4	1,388.7	9.2
Net investment income	64.3	57.6	11.6	193.9	182.0	6.5
Other income	5.0	3.5	42.9	18.0	7.4	—
Net realized capital gains	10.7	4.7	—	19.4	26.0	(25.4)

Total revenue	4,367.2	3,828.1	14.1	12,740.1	11,450.9	11.3

Health care costs (2)	2,994.3	2,598.0	15.3	8,611.2	7,519.3	14.5
Operating expenses:
Selling expenses	161.0	123.9	29.9	463.6	382.7	21.1
General and administrative expenses (3)	767.3	804.9	(4.7)	2,311.8	2,574.2	(10.2)
Amortization of other acquired intangible assets	9.3	12.7	(26.8)	34.7	38.1	(8.9)

Total benefits and expenses	3,931.9	3,539.5	11.1	11,421.3	10,514.3	8.6

Income before income taxes	435.3	288.6	50.8	1,318.8	936.6	40.8
Income taxes	160.2	106.3	50.7	485.6	346.4	40.2

Net income	$275.1	$182.3	50.9%	$833.2	$590.2	41.2%

Net realized capital gains, net of tax (included above)	$7.0	$3.0	—%	$12.7	$16.9	(24.9)%

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.

(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 8.7% and 9.2% for the three and nine months ended September 30, 2004, respectively, and 10.5% and 11.1% for the three and nine months ended September 30, 2003.

(3)	Includes salaries and related benefit expenses of $473.1 million and $1.4 billion for the three and nine months ended September 30, 2004, respectively, and $491.9 million and $1.5 billion for the three and nine months ended September 30, 2003, respectively. The nine months ended September 30, 2003 also include a charge of $115.4 million related to the Physician Settlement Agreement.

Results

The table presented below excludes certain items, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Management believes excluding these items to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2004	2003	2004	2003
Net income	$275.1	$182.3	$833.2	$590.2
Adjustments:
Net realized capital gains	(7.0)	(3.0)	(12.7)	(16.9)
Physician Settlement Agreement	—	—	—	75.0

Operating earnings (1)	$268.1	$179.3	$820.5	$648.3

(1)	The three months ended September 30, 2004 and 2003 include favorable development of prior period health care cost estimates of approximately $14 million and $3 million after tax, respectively.

The increase in operating earnings for the three and nine months ended September 30, 2004, compared to the corresponding periods in 2003, reflect higher total underwriting margins (premiums less health care costs), higher ASC fees and lower general and administrative expenses. The total underwriting margin reflects growth in premiums and a higher Commercial Risk medical cost ratio, as further discussed below. The growth in premiums and ASC fees resulted from rate increases for renewing membership and increases in membership levels (refer to “Membership”). General and administrative expenses were lower primarily due to lower employee-related performance-based compensation, lower pension costs and lower rent expense due to an $18 million pretax expense in the nine months ended September 30, 2003, that was not present in 2004, associated with the exit of a real estate facility no longer being used in the Company’s operations. Increases in operating earnings were partially offset by increased selling expenses consistent with higher overall premiums and a higher proportion of premiums in certain customer markets which have higher selling costs.

Commercial Risk

Commercial Risk premiums increased $467 million and $1.1 billion for the three and nine months ended September 30, 2004, respectively, when compared to the corresponding periods in 2003. These increases reflect premium rate increases on renewing business and increases in membership levels.

The Commercial Risk medical cost ratio (health care costs divided by premiums) was 78.6% for the three months ended September 30, 2004, compared to 78.2% for the corresponding period in 2003. Health care costs for the third quarter of 2004 reflect favorable development of prior period health care cost estimates of approximately $20 million pretax. There was no material development of prior period medical cost estimates for the third quarter of 2003. The favorable development of prior period health care cost estimates recognized in the third quarter of 2004 relates to health care costs incurred in preceding periods and considers the actual claims experience that emerged in the third quarter of 2004. The actual claim submission time (i.e., the period of time from the date health care services were provided to our members to the date the Company received the health care claim from the provider) was shorter than the Company had anticipated in determining its health care costs payable at June 30, 2004. Such acceleration was not evident until the third quarter of 2004, when the majority of the remaining claims for services included in health care costs payable as of the end of the preceding quarter were paid. As a result, the volume of claims incurred but not reported was estimated to be higher than the Company actually experienced, resulting in the favorable development of prior period health care cost estimates recognized in the third quarter of 2004 (refer to discussion of health care costs payable below for more information).

Excluding the favorable development of prior period health care cost estimates, the Commercial Risk medical cost ratio was 79.2% for the three months ended September 30, 2004 compared to 78.2% for the three months ended September 30, 2003 (refer to the reconciliation of Commercial Risk health care costs to Adjusted Commercial Risk health care costs below). This increase in the medical cost ratio for the third quarter of 2004 reflects a percentage increase in per member health care costs that slightly outpaced the percentage increase in per member premiums. The increase in per member health care costs was due primarily to increases in costs related to inpatient, pharmacy, outpatient and physician services.

Three Months Ended
(Millions)	September 30, 2004
Commercial Risk health care costs (included in total health care costs above)	$2,786.6
Adjustments: approximate favorable development of prior period health care cost estimates	20.0

Adjusted Commercial Risk health care costs	$2,806.6

The Commercial Risk medical cost ratio was 77.8% for the nine months ended September 30, 2004, compared to 75.7% for the corresponding period in 2003. The increase reflects the significantly lower favorable development of prior period health care costs in 2004, compared to 2003, as well as an increase in per member health care costs which outpaced increases in per member premiums. The increase in per member health care costs was due primarily to increases in costs related to inpatient, pharmacy, outpatient and physician services.

Medicare

Medicare premiums increased $18 million and $31 million for the three and nine months ended September 30, 2004, respectively, when compared to the corresponding period in 2003. These increases reflect increases in premiums due to rate increases by the Centers for Medicare and Medicaid Services, partially offset by reductions in supplemental premiums and decreases in membership.

The Medicare medical cost ratio was 86.2% for the three months ended September 30, 2004 compared to 85.8% for the corresponding period in 2003. Health care costs for the third quarter of 2004 and 2003 reflect favorable development of prior period health care cost estimates of approximately $2 million pretax and $5 million pretax, respectively. Excluding this development of prior period health care cost estimates, the Medicare medical cost ratio was 87.0% and 88.0% for the three months ended September 30, 2004 and 2003, respectively (refer to the reconciliations of Medicare health care costs to Adjusted Medicare health care costs below). The decrease in the medical cost ratio for the three months ended September 30, 2004, compared to the corresponding period in 2003, reflects an increase in per member premiums that slightly outpaced per member health care costs.

	Three Months Ended September 30,
(Millions)	2004	2003
Medicare health care costs (included in total health care costs above)	$207.7	$191.4
Adjustments: approximate favorable development of prior period health care cost estimates	2.0	5.0

Adjusted Medicare health care costs	$209.7	$196.4

The Medicare medical cost ratio was 85.4% for the nine months ended September 30, 2004 compared to 84.9% for the corresponding period in 2003.

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

The Company believes its estimate of health care costs payable is reasonable and adequate to cover the Company’s obligations as of September 30, 2004; however, actual claim payments may differ from established estimates. A worsening (or improvement) of medical cost trend (the rate of increase in per member health care costs) or changes in claim submission and payment patterns from those that were assumed in estimating health care costs payable at September 30, 2004 would cause these estimates to change in the near term, and such a change could be material.

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

Other Revenue

Net realized capital gains for the three and nine months ended September 30, 2004 reflect gains on debt securities resulting from sales in a low interest rate environment and the write down of other invested assets. Net realized capital gains for the three and nine months ended September 30, 2003 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its portfolio in a low interest rate environment.

Membership

Health Care’s membership was as follows:

	September 30, 2004			September 30, 2003
(Thousands)	Risk	ASC	Total	Risk	ASC	Total
Medical
Commercial	4,621	8,737	13,358	4,288	8,491	12,779
Medicare	99	—	99	107	—	107
Medicaid	—	113	113	—	116	116

Total Medical Membership	4,720	8,850	13,570	4,395	8,607	13,002

Dental	4,643	6,993	11,636	4,414	6,571	10,985
Pharmacy (1)			8,323			7,313
Aetna HealthFund® (2)			212			43

(1)	At September 30, 2004 and 2003, pharmacy members in thousands include 7,896 and 7,125 members, respectively, receiving pharmacy benefit management services and 427 and 188 members, respectively, who purchased medications through the Company’s mail order pharmacy.

(2)	Represents the Company’s consumer-directed membership included in Commercial medical membership.

Total medical membership at September 30, 2004 increased by 568,000 members, compared to September 30, 2003. The percentage of Risk and ASC medical membership at September 30, 2004 was approximately 35% and 65%, respectively, compared to 34% and 66%, respectively at September 30, 2003.

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

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2004	2003	% Change	2004	2003	% Change
Premiums:
Life	$309.5	$281.7	9.9%	$900.5	$850.1	5.9%
Disability	85.0	69.9	21.6	233.9	222.0	5.4
Long Term Care	21.1	18.7	12.8	61.4	54.3	13.1

Total premiums	415.6	370.3	12.2	1,195.8	1,126.4	6.2
Administrative services contract fees	6.5	5.7	14.0	20.1	24.3	(17.3)
Net investment income	63.7	62.8	1.4	201.0	197.6	1.7
Other income	.9	.9	—	2.6	2.7	(3.7)
Net realized capital gains	5.5	8.3	(33.7)	21.3	13.9	53.2

Total revenue	492.2	448.0	9.9	1,440.8	1,364.9	5.6

Current and future benefits	388.6	340.7	14.1	1,134.1	1,045.8	8.4
Operating expenses:
Selling expenses	17.0	12.5	36.0	47.5	40.9	16.1
General and administrative expenses (1)	39.3	40.1	(2.0)	114.7	119.4	(3.9)

Total benefits and expenses	444.9	393.3	13.1	1,296.3	1,206.1	7.5

Income before income taxes	47.3	54.7	(13.5)	144.5	158.8	(9.0)
Income taxes	13.2	15.9	(17.0)	42.2	48.4	(12.8)

Net income	$34.1	$38.8	(12.1)%	$102.3	$110.4	(7.3)%

Net realized capital gains, net of tax (included above)	$3.6	$5.4	(33.3)%	$13.8	$9.0	53.3%

(1)	Includes salaries and related benefit expenses of $22.9 million and $66.1 million for the three and nine months ended September 30, 2004, respectively, and $21.3 million and $67.8 million for the three and nine months ended September 30, 2003, respectively.

The table presented below excludes net realized capital gains, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with GAAP. Management believes excluding net realized capital gains to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of the Company’s business operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(Millions)	2004	2003	2004	2003
Operating earnings:
Life products	$28.5	$25.3	$69.5	$80.5
Disability and Long Term Care products	2.0	8.1	19.0	20.9

Total Group Insurance operating earnings	30.5	33.4	88.5	101.4
Adjustments: Net realized capital gains	3.6	5.4	13.8	9.0

Net income	$34.1	$38.8	$102.3	$110.4

Operating earnings for the three and nine months ended September 30, 2004 decreased $3 million and $13 million compared to the corresponding periods in 2003. The decrease in operating earnings for the three months ended September 30, 2004 primarily reflects an increase in the benefit cost ratio (current and future benefits divided by premiums), partially offset by higher net investment income. The decrease in operating earnings for the nine months ended September 30, 2004 reflects an increase in the benefit cost ratio, primarily due to higher mortality experience in Life products, higher selling expenses and lower ASC fees, partially offset by lower general and administrative expenses and higher net investment income levels due to higher average asset balances with lower average yields. The Group Insurance benefit cost ratios were 93.5% and 94.8% for the three and nine months ended September 30, 2004, compared to 92.0% and 92.8% for the corresponding periods in 2003. As discussed further below, in the third quarter of 2004, favorable Life product reserve experience was substantially offset by unfavorable reserve experience related to Disability products.

Net realized capital gains for the three and the nine months ended September 30, 2004 reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment partially offset by losses from the write-down of other invested assets. Net realized capital gains for the three and nine months ended September 30, 2003 primarily reflect net gains on debt securities resulting from the Company’s rebalancing of its investment portfolio in a low interest rate environment.

Life products

Operating earnings for Life products increased for the three months ended September 30, 2004, compared to the corresponding period in 2003, primarily due to a lower benefit cost ratio resulting from favorable prior year reserve experience of approximately $6 million, after tax, offset partially by higher operating expenses. Operating earnings for Life products decreased for the nine months ended September 30, 2004, compared to the corresponding period in 2003, primarily due to higher mortality experience as well as higher operating expenses.

Disability and Long Term Care Products

Operating earnings for Disability and Long Term Care products decreased for the three months ended September 30, 2004, compared to the corresponding period in 2003, due primarily to a higher combined benefit cost ratio resulting from approximately $4.5 million, after tax, of unfavorable prior year reserve experience related to a reinsurance agreement in which the Company no longer participates. The decrease in operating earnings for the nine months ended September 30, 2004 compared to the corresponding period in 2003 is due primarily to the aforementioned $4.5 million reserve experience discussed above, offset by a decrease in operating expenses and an increase in net investment income.

Membership

Group Insurance’s membership was as follows:

(Thousands)	September 30, 2004	September 30, 2003
Life products	10,723	9,784
Disability products	2,348	2,068
Long Term Care products	216	201

Total	13,287	12,053

Total Group Insurance membership as of September 30, 2004 increased by 1.2 million members when compared to September 30, 2003. Group Insurance sales were 2.4 million for the twelve months ended September 30, 2004 and lapses and in-force membership reductions were 1.2 million for the same period.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Operating Summary

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2004	2003	% Change	2004	2003	% Change
Premiums	$47.9	$41.1	16.5%	$144.8	$127.0	14.0%
Net investment income	125.9	147.7	(14.8)	390.7	437.8	(10.8)
Other income	2.9	3.7	(21.6)	8.6	11.1	(22.5)
Net realized capital gains	3.4	.5	—	10.8	9.9	9.1

Total revenue	180.1	193.0	(6.7)	554.9	585.8	(5.3)

Current and future benefits	160.0	171.6	(6.8)	496.5	520.0	(4.5)
Operating expenses:
Salaries and related benefits	3.6	3.3	9.1	10.7	10.7	—
General and administrative expenses	1.5	1.0	50.0	4.4	3.3	33.3

Total benefits and expenses	165.1	175.9	(6.1)	511.6	534.0	(4.2)

Income before income taxes	15.0	17.1	(12.3)	43.3	51.8	(16.4)
Income taxes	5.1	5.7	(10.5)	14.6	18.1	(19.3)

Net income	$9.9	$11.4	(13.2)%	$28.7	$33.7	(14.8)%

Net realized capital gains, net of tax (included above)	$2.2	$.4	—%	$7.0	$6.5	7.7%

Assets under management: (1)
Fully guaranteed discontinued products				$4,611.8	$4,705.0	(2.0)%
Experience-rated				4,555.7	5,176.4	(12.0)
Nonguaranteed				10,071.3	8,616.0	16.9

Total assets under management				$19,238.8	$18,497.4	4.0%

(1)	Excludes net unrealized capital gains of $522.4 million at September 30, 2004 and $608.1 million at September 30, 2003.

Results

The table presented below excludes net realized capital gains, although they may recur, from net income to arrive at operating earnings, and reconciles operating earnings to net income reported in accordance with GAAP. Management believes excluding net realized capital gains to arrive at operating earnings provides useful information as to the Company’s underlying business performance. In addition, management uses operating earnings to assess performance and make operating decisions.

Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of the Company’s business operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2004	2003	2004	2003
Net income	$9.9	$11.4	$28.7	$33.7
Adjustments: net realized capital gains	(2.2)	(.4)	(7.0)	(6.5)

Operating earnings	$7.7	$11.0	$21.7	$27.2

The decreases in operating earnings for the three and nine months ended September 30, 2004 compared to the corresponding periods in 2003 reflect the continued run off of underlying liabilities and related assets, including lower net investment income.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2004	2003	2004	2003
Scheduled contract maturities and benefit payments (1)	$179.6	$197.8	$605.2	$570.6
Contractholder withdrawals other than scheduled contract maturities and benefit payments	16.0	7.6	73.3	51.1
Participant-directed withdrawals	6.5	7.5	21.3	22.7

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2004	2003	2004	2003
Interest deficit (1)	$(8.6)	$(6.3)	$(21.2)	$(19.0)
Net realized capital gains	4.3	19.5	13.6	65.5
Interest earned on receivable from continuing products	4.9	4.7	14.6	13.7
Other, net	2.6	4.5	9.7	18.5

Results of discontinued products, after tax	$3.2	$22.4	$16.7	$78.7

Results of discontinued products, pretax	$3.5	$34.0	$21.5	$119.7

Net realized capital gains from bonds, after tax (included above)	$2.2	$7.5	$8.6	$43.4

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

Net realized capital gains for the three months ended September 30, 2004 reflect gains from the sale of debt securities in a low interest rate environment as well as gains from future contracts. Net realized capital gains for the nine months ended September 30, 2004 reflect gains from the sale of debt securities in a low interest rate environment, mortgage loan equity participation as well as gains from future contracts. Net realized gains for the three months ended September 30, 2003 reflect a gain on the sale of a real estate investment, as well as gains on the sale of debt securities in a declining interest rate environment. Net realized capital gains for the nine months ended September 30, 2003 reflect gains on the sale of debt securities in a declining interest rate environment, as well as a gain on the sale of a real estate investment and the sale of an equity investment, partially offset by the write-down of certain debt securities.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $390 million at September 30, 2004 and $375 million at December 31, 2003, net of related deferred taxes payable.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2004 was as follows (pretax):

(Millions)
Reserve at December 31, 2003	$1,035.8
Operating loss	(11.0)
Net realized capital gains	21.0
Mortality and other	11.5

Reserve at September 30, 2004	$1,057.3

The discontinued products investment portfolio is as follows:

(Millions)	September 30, 2004		December 31, 2003
Class	Amount	Percent	Amount	Percent
Debt securities available for sale	$3,426.5	69.2%	$3,427.1	69.7%
Loaned securities	214.4	4.3	180.2	3.7

Total debt securities	3,640.9	73.5	3,607.3	73.4
Mortgage loans	580.8	11.7	626.7	12.8
Investment real estate	116.1	2.4	75.2	1.5
Equity securities	50.4	1.0	49.9	1.0
Other (1)	565.4	11.4	553.7	11.3

Total	$4,953.6	100.0%	$4,912.8	100.0%

(1)	Includes restricted debt securities on deposit as required by regulatory authorities of $97.5 million and $121.8 million at September 30, 2004 and December 31, 2003, respectively, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2004	2003	2004	2003
Scheduled contract maturities, settlements and benefit payments	$125.6	$129.6	$387.5	$436.0
Participant-directed withdrawals	.1	.1	.2	.2

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on the Company’s long-term and short-term debt and is not recorded in the Company’s business segments. After-tax interest expense was $17 million and $50 million for the three and nine months ended September 30, 2004 and 2003.

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company’s total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments were as follows:

(Millions)	September 30, 2004	December 31, 2003
Debt securities available for sale	$13,903.8	$14,446.6
Loaned securities	1,042.9	810.6

Total debt securities	14,946.7	15,257.2
Mortgage loans	1,412.6	1,451.2
Equity securities	75.7	84.8
Other investment securities	338.1	486.1
Investment real estate	304.3	270.4
Other (1)	1,709.5	1,499.5

Total investments	$18,786.9	$19,049.2

(1)	Includes restricted debt securities on deposit as required by regulatory authorities of $640.6 million and $636.7 million at September 30, 2004 and December 31, 2003, respectively, included in long-term investments on the Consolidated Balance Sheets.

Debt and Equity Securities

Debt securities represented 80% of the Company’s total general account invested assets at September 30, 2004 and December 31, 2003 and supported the following types of products:

(Millions)	September 30, 2004	December 31, 2003
Supporting discontinued products	$3,640.9	$3,607.3
Supporting experience-rated products	2,110.1	2,236.4
Supporting remaining products	9,195.7	9,413.5

Total debt securities (1)	$14,946.7	$15,257.2

(1)	Total debt securities include “Below Investment Grade” Securities of $863.4 million at September 30, 2004 and $963.2 million at December 31, 2003, of which 27% at September 30, 2004 and 25% at December 31, 2003 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $856 million (comprised of gross unrealized capital gains of $893 million and gross unrealized capital losses of $37 million) at September 30, 2004 compared with net unrealized capital gains of $919 million (comprised of gross unrealized capital gains of $958 million and gross unrealized capital losses of $39 million) at December 31, 2003. Of the net unrealized capital gains at September 30, 2004, $332 million relate to assets supporting discontinued products and $169 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2003, $326 million relate to assets supporting discontinued products and $176 million relate to experience-rated products.

Equity securities reflect unrealized capital gains of $17 million (comprised entirely of gross unrealized capital gains) at September 30, 2004 compared with net unrealized capital gains of $20 million (comprised of gross unrealized capital gains of $20 million and gross unrealized capital losses of $.2 million) at December 31, 2003.

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

At September 30, 2004 and December 31, 2003, the Company had no individually material unrealized losses on debt or equity securities which could have a material impact on the Company’s results of operations.

Capital Gains and Losses

For the three and nine months ended September 30, 2004, net realized capital gains were $20 million ($13 million after tax) and $52 million ($34 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $2 million ($1 million after tax) and $4 million ($3 million after tax), respectively. The majority of these impairments related to other invested assets. For the three and nine months ended September 30, 2003, net realized capital gains were $14 million ($9 million after tax) and $50 million ($32 million after tax), respectively. Net realized capital gains for the nine months ended September 30, 2003 included net investment write-downs from other-than-temporary impairments of $7 million ($4 million after tax). The majority of these impairments related to the energy sector and asset back securities. Net investment write-downs from other-than-temporary impairments were not material for the third quarter of 2003. The factors contributing to the impairment losses recognized during the three and nine months ended September 30, 2004 and 2003 did not impact other material investments held at the time. The Company had no individually material realized losses on debt or equity securities that materially impacted the Company’s results of operations during the three and nine months ended September 30, 2004 or 2003.

Mortgage Loans

The Company’s mortgage loan investments, net of impairment reserves, supported the following types of products:

(Millions)	September 30, 2004	December 31, 2003
Supporting discontinued products	$580.8	$626.7
Supporting experience-rated products	308.1	321.3
Supporting remaining products	523.7	503.2

Total mortgage loans	$1,412.6	$1,451.2

The mortgage loan portfolio balance represented 8% of the Company’s total invested assets at September 30, 2004 and December 31, 2003. Problem, restructured and potential problem loans included in mortgage loans were $21 million at September 30, 2004 and $85 million at December 31, 2003, of which 94% at September 30, 2004 and 89% at December 31, 2003 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $4 million at September 30, 2004 and $19 million at December 31, 2003.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in the Company’s consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on the Company’s overall exposure to interest rate risk and equity price risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of September 30, 2004. Refer to Aetna’s 2003 Annual Report on Form 10-K for a more complete discussion of “Risk Management and Market-Sensitive Instruments”.

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

The following table for the nine months ended September 30, 2004 breaks out the operating cash flows of Health Care and Group Insurance and Large Case Pensions separately, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impacts cash flows from investing activities (and not operating cash flows):

	Health Care
	and Group	Large Case
(Millions)	Insurance(1)	Pensions	Total
Cash flows from operating activities:
Net income	$1,915.7	$28.7	$1,944.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	(1,030.0)	—	(1,030.0)
Amortization of other acquired intangible assets	34.7	—	34.7
Depreciation and other amortization	105.5	—	105.5
Amortization of net investment premium	33.5	.6	34.1
Net realized capital gains	(40.7)	(10.8)	(51.5)

Cash flow from operating activities before balance sheet changes	1,018.7	18.5	1,037.2
Changes in assets and liabilities:
Decrease in accrued investment income	3.0	8.1	11.1
(Increase) decrease in premiums due and other receivables	(6.3)	.3	(6.0)
Net change in income taxes	208.5	15.5	224.0
Net change in other assets and other liabilities	(685.9)	(.5)	(686.4)
Net decrease in health care and insurance liabilities	(39.3)	(239.4)	(278.7)
Other, net	(.5)	(9.3)	(9.8)

Net cash provided by (used for) operating activities of continuing operations	498.2	(206.8)	291.4
Discontinued operations, net	666.2	—	666.2

Net cash provided by (used for) operating activities	$1,164.4	$(206.8)	$957.6

(1)	Includes corporate interest and income from discontinued operations.

Total cash flows provided by operating activities of continuing operations were approximately $291 million for the nine months ended September 30, 2004. Cash flows provided by operating activities of continuing operations for Health Care and Group Insurance were approximately $498 million. Included in this amount were approximately $34 million pretax for payments related to prior year severance and facilities reserves, $555 million pretax for voluntary pension contributions and approximately $84 million pretax of employee related performance-based compensation payments net of current year accruals, reflected in net change in other assets and liabilities. Refer to the “Consolidated Statements of Cash Flows” for additional information.

On July 8, 2004, the Company was notified that the Congressional Joint Committee on Taxation approved a tax refund of approximately $740 million after tax, including interest, relating to businesses that were sold in the 1990s by the Company’s predecessor. The tax refund was recorded as income from discontinued operations in the Consolidated Statement of Income for the three months ended September 30, 2004. The Company received approximately $666 million of the cash refund in the third quarter of 2004, and expects to receive the remaining refund in 2005. The Company anticipates that it will use these monies to fund capital deployment initiatives, particularly share repurchases. Refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information.

During the fourth quarter of 2004, the Company committed to voluntarily prefund $29 million ($45 million pretax) to the Aetna Foundation, a separate and distinct charitable organization, and expects to fund this commitment by December 31, 2004.

Dividends

On September 24, 2004, the Company’s Board of Directors (the “Board”) declared an annual cash dividend of $.04 per common share to shareholders of record on the close of business on November 16, 2004. The dividend will be paid on November 30, 2004. The Board reviews the Company’s common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are the Company’s results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

At September 30, 2004, the Company’s borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements. The Company’s short-term borrowings consist of a commercial paper program that relies on backup revolving credit facilities, which together provide for an aggregate borrowing capacity of $800 million. Credit facilities totaling $300 million will terminate in November 2004 and $500 million will terminate in November 2005. The Company will seek to either extend or replace all or a portion of these facilities during the fourth quarter of 2004. There were no short-term borrowings outstanding during the third quarter of 2004. The Company’s total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted for unrealized gains or losses on available-for-sale investment securities) was 15.5% at September 30, 2004. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

September 30,
(Millions)	2004
Total Shareholders’ Equity	$9,084.6
Adjustments: net unrealized gains on available-for-sale investment securities	(253.7)

Adjusted Shareholders’ Equity	$8,830.9

Common Stock Transactions

On January 30, 2004, the Board of Directors’ Committee on Compensation and Organization approved a grant to employees of approximately 3.6 million stock options to purchase common shares of the Company at $77.50. These grants will be fully vested by December 31, 2004. During the nine months ended September 30, 2004, the Company issued approximately 8.3 million shares of common stock for benefit plans, including approximately 7.8 million shares related to stock option exercises.

Under the Company’s share repurchase programs, approximately 5.0 million shares were repurchased during the three months ended March 31, 2004 and 8.3 million shares were repurchased during the three months ended September 30, 2004. The Company did not make any share repurchases during the second quarter of 2004. As of September 30, 2004, the capacity remaining under the Company’s share repurchase authorizations was approximately $1.1 billion. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for more information. For the third quarter of 2004, the Company had weighted average common shares, including common share equivalents, of approximately 157.4 million (refer to Note 4 of Condensed Notes to Consolidated Financial Statements).

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

REGULATORY ENVIRONMENT

Refer to “Regulatory Environment” in Aetna’s 2003 Annual Report on Form 10-K and Aetna’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 for information on regulation of the Company.

Health Care Regulation — Legislative and Regulatory Initiatives

The United States Department of Health and Human Services, in addition to other regulations addressing privacy and administrative simplification of health information, has established additional regulations regarding the security of health information. The Company is required to comply with these security regulations by April 2005.

Tax Legislation

On October 22, 2004, the President signed into law the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). One provision of the Jobs Creation Act suspends corporate taxation of distributions made from the “Policyholders’ Surplus Account” during 2005 and 2006. The Policyholders’ Surplus Account is generally that portion of a life insurance company’s statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders’ Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in the Policyholders’ Surplus Account of Aetna Life Insurance Company (“ALIC”), a wholly owned subsidiary of the Company, was $918 million at September 30, 2004, adjusted for Internal Revenue Service audits finalized to date. No income taxes have been provided on this amount to date, since management believes the conditions under which such taxes would be payable are remote. The Jobs Creation Act does not impact the minimum statutory surplus requirements, the Company’s capital adequacy or the amount of dividends anticipated to be paid to the Company during 2005 and 2006. No other provisions of the Jobs Creation Act are expected to have a material impact on the Company’s tax position.

OTHER

Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company’s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

	Nine Months Ended	Years Ended December 31,
Aetna Inc.	September 30, 2004	2003	2002	2001	2000	1999
Ratio of Earnings to Fixed Charges	13.89	9.95	4.06	(0.73)	0.89	3.31
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (1)	13.89	9.95	4.06	(0.73)	0.89	2.81

(1)	Although the Company did not pay preferred stock dividends, preferred stock dividends paid by former Aetna, one of the Company’s predecessors, have been included for purposes of this calculation for the year ended December 31, 1999 (through the redemption date of July 19, 1999), as the preferred stock of former Aetna was issued in connection with the acquisition of U.S. Healthcare Inc. in 1996.

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

Ratings

The ratings of Aetna Inc. and ALIC follow:

Rating Agencies
Moody's
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt)
July 28, 2004	bbb	BBB+	Baa2	BBB
October 27, 2004 (1)	bbb	BBB+	Baa2	BBB
Aetna Inc. (commercial paper)
July 28, 2004	AMB -2	F2	P-2	A-2
October 27, 2004 (1)	AMB -2	F2	P-2	A-2
ALIC (financial strength)
July 28, 2004	A	A+	A2	A-
October 27, 2004 (1)	A	A+	A2	A-

(1)	A.M. Best has the ratings on outlook-stable. Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-stable. Moody’s has the ratings on outlook-positive. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-positive.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The “Forward-Looking Information/Risk Factors” portion of Aetna’s 2003 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company’s business.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Total Investments.”

Item 4 Controls and Procedures

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

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Furthermore, there has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as exhibits to this report.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

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

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. The Physician Settlement Agreement was approved by the Florida Federal Court on November 6, 2003, a decision affirmed the United States Court of Appeals for the Eleventh Circuit on September 24, 2004. Assuming no further proceedings challenging the approval order, the Company believes that the approval order resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement, including the Louisiana state court action. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax.

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

Insurance Industry Brokerage Practices Matters

The Company has received subpoenas for information from the New York Attorney General and the Connecticut Attorney General with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. The Company is cooperating with these inquiries.

On October 20, 2004, Ronald Scott Shirley filed an action (the “Shirley Action”) in the United States District Court for the Southern District of California against the Company, Universal Life Resources (“ULR”), a broker, and others, including other major insurance companies, alleging a conspiracy to fraudulently market, sell and administer a variety of insurance products through employee benefit plans. The Shirley Action seeks unspecified damages, changes to business practices and other relief on behalf of a purported nationwide class of persons who purchased insurance products brokered through ULR. The Shirley Action seeks this recovery for alleged violations of the Racketeer Influenced and Corrupt Organizations Act and of contractual and fiduciary duties. The Company intends to vigorously defend this action, which is in its preliminary stages.

In connection with this industry wide review, the Company may receive additional subpoenas and requests for information from other attorneys general and other regulators and the Company could be named in other related litigation.

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

In addition, the Company’s current and past business practices are subject to review by, and the Company from time to time receives subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities. There also continues to be heightened review by regulatory authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews. These reviews may result in changes to or clarifications of the Company’s business practices, and may result in fines, penalties or other sanctions.

The Company is unable to predict at this time the ultimate outcome of these matters and it is reasonably possible that their outcome could be material to the Company. However, as noted above, the Company believes that final disposition of the Physician Settlement Agreement would result in the conclusion of substantially all pending Provider Cases filed on behalf of physicians.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the monthly share repurchases by the Company as part of publicly announced programs for the three months ended September 30, 2004.

			Total Number of
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that
	Total Number of	Average Price	Announced	May Yet Be Purchased
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Programs	Under Programs
July 1, 2004 - July 31, 2004	—	—	—	$1,076.0
August 1, 2004 - August 31, 2004	5.8	$89.12	5.8	$565.3
September 1, 2004 - September 30, 2004	2.5	$95.28	2.5	$1,075.2

On December 5, 2003, the Company announced a share repurchase program that allows the Company to repurchase up to 10.0 million shares of its common stock, not to exceed an aggregate purchase price of $750 million. Under this program, the Company repurchased approximately 5.0 million shares of common stock at a cost of approximately $417 million during the first quarter of 2004. On April 30, 2004 and September 24, 2004 the Company announced two additional share repurchase programs for the repurchase of up to $750 million of common stock ($1.5 billion in aggregate). The Company did not make any share repurchases during the second quarter of 2004. Approximately 8.3 million shares of common stock were repurchased in the third quarter of 2004. As of September 30, 2004, the capacity remaining under these authorizations was approximately $1.1 billion.

Item 6 Exhibits

(10)	Material Contracts

(10.1)	Letter agreement dated September 22, 2004 between Aetna Inc. and Alan M. Bennett incorporated herein by reference to Exhibit 99.1 of Aetna Inc.’s Form 8-K filed on September 24, 2004.

(10.2)	Form of Nonstatutory Stock Option Terms of Award

(10.3)	Form of Nonstatutory Stock Option Award Agreement

(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2004 and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 27, 2004.

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

Aetna Inc.

Registrant

Date October 28, 2004	By /s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Vice President and Controller (Chief Accounting Officer)

AETNA INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
(10)	Material Contracts

(10.1)	Letter agreement dated September 22, 2004 between Aetna Inc. and Alan M. Bennett incorporated herein by reference to Exhibit 99.1 of Aetna Inc.’s Form 8-K filed on September 24, 2004.

(10.2)	Form of Nonstatutory Stock Option Terms of Award

(10.3)	Form of Nonstatutory Stock Option Award Agreement

(12)	Statement Re: Computation of Ratios

Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2004 and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 for Aetna Inc.

(15)	Letter Re: Unaudited Interim Financial Information

Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 27, 2004.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(31.1)	Chief Executive Officer Certification

(31.2)	Chief Financial Officer Certification

(32)	Section 1350 Certifications

(32.1)	Chief Executive Officer Certification

(32.2)	Chief Financial Officer Certification