Form 10-K
period 2004-12-31
AETNA INC /PA/
filed 2005-03-01
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 1-16095

Aetna Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Farmington Avenue, Hartford, CT	06156
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(860) 273-0123

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was $13,053,107,790.

There were 147,182,685 shares of voting common stock with a par value of $.01 outstanding at January 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The 2004 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein. The definitive proxy statement related to the registrant’s 2005 Annual Meeting of Shareholders, to be filed on or about March 21, 2005 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Part I

Item 1. Business

Organization of Business
Aetna Inc. (a Pennsylvania corporation) and its subsidiaries (collectively, the “Company”) constitutes one of the nation’s largest health benefits companies, based on membership as of December 31, 2004. Prior to December 13, 2000, the Company (formerly Aetna U.S. Healthcare Inc.) was a subsidiary of a Connecticut corporation named Aetna Inc. (“former Aetna”). On December 13, 2000, former Aetna spun the Company off to its shareholders and, as part of the same transaction, the remaining entity, which contained former Aetna’s financial services and international businesses, was merged with a subsidiary of ING Groep N.V. (“ING”). Aetna Inc. was incorporated in Pennsylvania in 1982 under the name of United States Health Care Systems, Inc.

Operating Segments
At December 31, 2004, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. The principal products included in these segments are as follows:

•	Health Care consists of medical and dental benefit products which include health maintenance organization (“HMO”), point-of-service (“POS”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. These products are also sold with the Company’s consumer-directed health plans, Aetna HealthFund ® and Health Savings Accounts (“HSA”). The Company also provides specialty products such as pharmacy benefits management, dental, vision and behavioral health programs. The Company provides access to networks of independent dental and vision participating providers through its Vital Savings by AetnaSM discount program.

•	Group Insurance products include life, disability and long-term care insurance.

•	Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans.

The Company derives its revenues primarily from premiums earned on risk-based products, fees from administrative services contracts and investment and other income. Revenue and profit information by business segment is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and is set forth in Note 20 of Notes to Consolidated Financial Statements, which are incorporated herein by reference to the Annual Report.

Evolution of the Health Insurance and Related Benefits Industry
The health insurance and related benefits industry continues to experience significant change. Employers, consumers and the government have increased focus on health care costs which continue to drive changes in the structure of health and related insurance products and services. Product features continue to evolve that are directed at containing rising health care costs, and, for employer based health coverage, shifting costs among employers and covered employee members. These economic factors and greater consumer awareness are also leading to increased popularity of products that offer greater flexibility in design features such as deductibles and co-payments, more consumer choice of health care providers, quality-based physician networks and other matters. The industry is also subject to other factors including legislative and regulatory reforms, advances in medical technology, or industry consolidation that can affect the competiveness of product and service offerings, the range of industry competitors and basis of competition.

The Company believes that these factors will exist for some time, supporting an evolution in the industry. The Company places significant emphasis on maintaining and developing its product and service offerings to serve new customer markets. In recent periods this focus has led to the introduction of new products, such as the Company’s consumer-directed Aetna HealthFund® and recently introduced HSA plans, changes to deductibles, co-payments or other features of its traditional health plans, and the introduction of AexcelSM, the Company’s quality-based specialist physician network. As the Company enhances its product capabilities and geographic presence, it continually evaluates targeted acquisitions and other transactions that represent key opportunities. The Company has announced the following transactions in recent periods, and believes that its business development activities will continue:

Aetna Behavioral Health – In December 2004, the Company announced it will launch a full-service behavioral health business and end its contract with Magellan Health Services (“Magellan”) for behavioral health services as of December 31, 2005. Pursuant to an existing agreement with Magellan, the Company has decided to exercise its option to purchase the assets of Magellan that currently service the Company’s behavioral health business effective December 31, 2005. The assets include certain dedicated behavioral health care service centers and a provider network to service the Company. The cost to exercise the option is expected to be approximately $50 million, including the settlement of an existing $49 million note from Magellan to the Company and a modest incremental cash payment to Magellan by the Company.

Aetna Specialty Pharmacy, LLC – In August 2004, the Company and Priority Healthcare Corporation (“PHCC”) formed a joint venture, Aetna Specialty Pharmacy, LLC, which will be an Aetna-branded specialty pharmacy operation. This joint venture will complement the Company’s mail-order pharmacy facility, which began operations in 2003. Neither the amount of Aetna’s funding nor the option purchase price is material to the Company’s financial condition.

Strategic Resource Company (“SRC”) – In August 2004, the Company announced the acquisition of SRC, a privately held administrator of limited benefit group products for part-time and hourly workers. The acquisition of SRC closed in January 2005. For approximately $252 million, financed through available cash, Aetna acquired 100% of the stock of SRC and reinsured the insurance contracts administered by SRC. Approximately $72 million of the purchase price is held in escrow pending resolution of certain future events.

The Chickering Group (“Chickering”) – In December 2003, the Company purchased Chickering, which sells and services health benefits to students enrolled in colleges and universities, for approximately $66 million.

During the year, the Company also completed other smaller targeted acquisitions that are not material to the Company’s financial condition.

Description of the Business

Health Care
Products and Services
Health Care consists of medical, dental and pharmacy benefits management plans offered on both a risk basis (where the Company assumes all or a majority of the financial risk for health care costs) (“Risk”) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Health plans include HMO, POS, PPO and Indemnity products. Health plans also include HSAs and Aetna HealthFund®, consumer-directed health plans that combine traditional POS, PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account. The principal commercial health products (excluding Medicare and Medicaid products, herein after referred to as “Commercial”), are described in the following paragraphs.

HMO Plans
HMO plans offer comprehensive benefits generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company’s HMOs, he or she may select a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical and dental care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. The Company also offers an open access HMO plan in certain markets that provides for the full range of benefits available to HMO members without the requirements of PCP selection or PCP referrals. The Company offers HMO plans with differing benefit designs and varying levels of co-payments that result in different levels of premium rates, including to federal government employee groups under the Federal Employees Health Benefits Program.

Indemnity Plans
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

POS Plans
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

PPO Plans
PPO plans offer coverage for services received from any health care provider, with benefits generally paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and co-payments or coinsurance.

Consumer-Directed Plans
The Company also offers several products that are designed to increase the direct involvement of consumers in the responsibility for accumulation and spending of health benefit funds. The Company introduced Aetna HealthFund® in 2001 and in December 2004, the Company introduced plans incorporating HSAs, as authorized by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”). Aetna HeathFund® and HSA plans are consumer-directed plans that combine a traditional HMO, POS or PPO coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor or member in the case of HSAs), allowing members greater flexibility in utilizing a portion of their benefit dollars.

Stop Loss Coverage
In connection with the administration of ASC plans, the Company offers full-risk stop loss coverage for certain employers. This coverage transfers to the Company the costs associated with large individual claims and/or aggregate loss experience within the ASC plan above a pre-set annual threshold.

Vital Savings by AetnaSM
The Vital Savings discount program provides members access to networks of independent dental and vision participating providers. Vital Savings is not an insurance product.

In addition to commercial health products, in select markets the Company also offers HMO-based coverage for Medicare beneficiaries, participates in a subsidized children’s health insurance program (“CHIP”) and has a Medicaid and a CHIP ASC arrangement. Such coverages include the following:

Medicare
Through annual contracts with the Centers for Medicare and Medicaid Services (“CMS”), certain of the Company’s HMOs offer coverage for Medicare-eligible individuals in certain geographic areas through the Medicare Advantage (formerly Medicare+Choice) program. Generally, services must be obtained through participating network providers, with the exception of emergency and urgent care. Members historically have received enhanced benefits over standard Medicare fee-for-service coverage, including vision and certain pharmacy coverage. In addition, as part of the CMS Medicare Advantage Demonstration Project, the Company expanded its open access Medicare Advantage plan (the Aetna Golden ChoiceTM Plan) by offering it in 2004 in two counties in New York and Pennsylvania. These Medicare plans are offered on a Risk basis. Medicare membership totaled .1 million as of December 31, 2004, 2003 and 2002. Given recent changes in Medicare resulting from the Medicare Act, the Company has elected to expand its Medicare Advantage and other Medicare programs in select markets in 2005.

Medicaid and CHIP
The Company participates on a Risk basis in a CHIP contract in Pennsylvania, and provides administrative services in connection with a hospital-based Medicaid and CHIP contract in Texas.

The Company offers a variety of other health care coverages either as supplements to health products or as stand-alone products. Such coverages, which are offered on a Risk or an employer-funded basis, include indemnity and managed dental plans, pharmacy benefit management, vision and behavioral health programs. The Company is one of the nation’s largest providers of dental coverage, based on membership at December 31, 2004. As of December 31, 2004, dental membership totaled 11.9 million compared to 10.9 million as of December 31, 2003 and 11.8 million as of December 31, 2002.

As noted above, in December 2004, the Company announced that it plans to exercise its option to purchase the assets of Magellan that currently service the Company’s behavioral health business, launch a full-service behavioral health business and end its contract with Magellan as of December 31, 2005.

In recent periods, the Company has been expanding upon its existing pharmacy benefits management capabilities. In February 2003, the Company completed the purchase of a mail order pharmacy facility from Eckerd Health Services. In August 2004, the Company and Priority Healthcare Corporation (“PHCC”) announced the formation of a new joint venture, Aetna Specialty Pharmacy, LLC, which will be an Aetna-branded specialty pharmacy operation.

Provider Networks
The Company contracts with physicians, hospitals and other health care providers for services provided to its health plan members. The participating providers in the Company’s networks are independent contractors and are neither employees nor agents of the Company, except for providers in the Company’s mail-order pharmacy facility.

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

At December 31, 2004, the Company had expansive nationwide provider networks of more than 655,000 health care providers, including over 390,000 primary care and specialist physicians and 3,937 hospitals.

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

In recent years, the Company has eliminated or reduced the use of capitation arrangements in many areas. The percentage of health care costs related to capitated arrangements was 9.1% for the year ended December 31, 2004 compared to 10.9% and 11.3% for the years ended December 31, 2003 and 2002, respectively.

Specialist Physicians
Specialist physicians participating in the Company’s networks are generally reimbursed at contracted rates per visit or procedure. In 2004, the Company introduced AexcelSM, an innovative specialist network option within the customer’s health plan, in certain geographic areas.

Hospitals
The Company typically enters into contracts with hospitals that provide for per diem and/or per case rates, often with fixed rates for ambulatory surgery and emergency room services. The Company also has hospital contracts that provide for reimbursement based on a percentage of billed charges.

The Company’s medical plans generally require notification of elective hospital admissions, and the Company monitors the length of hospital stays. Participating physicians generally admit their HMO and POS patients to participating hospitals using referral procedures that direct the hospital to contact the Company’s patient management unit, which confirms the patient’s membership status while obtaining pertinent data. This unit also assists members and providers with related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or “catastrophic” cases is provided by a special case unit.

Other Providers
The Company’s HMO and POS plans typically employ capitated payment arrangements for most mental and behavioral health, substance abuse and freestanding laboratory services. These services are generally reimbursed on a contracted, fee-for-service basis under the Company’s other products.

Quality Assessment
The Company’s quality assessment programs begin with the initial review of health care practitioners. Practitioners’ licenses and education are verified, and their work history is collected by the Company or in some cases by the practitioner’s affiliated group or organization. A committee of participating practitioners in each region reviews this information before the practitioner can participate in the network. Participating practitioners also periodically undergo a recredentialing process. Participating hospitals are required to have accreditation by CMS and Joint Commission on Accreditation of Healthcare Organizations or undergo a detailed site assessment by the Company’s quality management staff.

Recredentialing of practitioners may include an analysis of member grievances filed with the Company, interviews, member surveys and analysis of drug prescription and other utilization patterns. Committees composed of a peer group of participating practitioners review participating practitioners being considered for recredentialing.

The Company also offers quality and outcome measurement programs, quality improvement programs and health care data analysis systems to providers and purchasers of health care.

The Company seeks accreditation for most of its HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of HMOs and certain other health care plans. NCQA accreditation is a nationally recognized standard. As of December 31, 2004, approximately 98.5% of the Company’s HMO members participated in HMOs that had received accreditation by the NCQA.

The Company seeks accreditation for its PPO-based and other products from the American Accreditation HealthCare Commission (also known as “URAC”), a national organization founded in 1990 to establish standards for the health care industry. Purchasers and consumers look to URAC’s accreditation as an indication that a health care organization has the necessary structures and processes to promote high quality care and preserve patient rights. In addition, regulators in over half of the states recognize URAC’s accreditation standards in the regulatory process. Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of the Company, has received URAC accreditation extending through May 1, 2006.

Principal Markets and Sales
The Company’s medical membership is dispersed throughout the United States. The Company offers a wide array of benefit plans, many of which are available in all 50 states. Depending on the product, the Company markets to a range of customers from individuals and small employer groups to large, multi-site national accounts.

The following table presents total medical membership by region and funding arrangement at December 31:

	2004			2003			2002
(Thousands)	Risk	ASC	Total	Risk	ASC	Total	Risk	ASC	Total

Northeast	1,143	1,298	2,441	1,054	1,221	2,275	1,126	1,267	2,393
Mid-Atlantic	1,043	1,470	2,513	927	1,457	2,384	942	1,506	2,448
Southeast	809	1,433	2,242	779	1,415	2,194	847	1,395	2,242
North Central	471	2,079	2,550	413	2,009	2,422	487	2,032	2,519
Southwest	557	1,376	1,933	529	1,294	1,823	669	1,247	1,916
West	673	1,211	1,884	693	1,144	1,837	888	1,201	2,089
Other	85	8	93	63	4	67	66	5	71

Total medical membership	4,781	8,875	13,656	4,458	8,544	13,002	5,025	8,653	13,678

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

Within Risk products, Medicare coverage is sold on an individual basis as well as through employer groups to their retirees. Medicaid and subsidized CHIP arrangements are marketed on an individual basis.

Health Care products are sold through the Company’s sales personnel, as well as independent brokers and consultants who assist in the production and servicing of business. Sales representatives also sell to employers on a direct basis. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. Marketing and sales efforts are promoted by an advertising program which includes television, radio, billboards and print media, supported by market research and direct marketing efforts.

Health Pricing
For Commercial Risk plans, employer group contracts are generally established in advance of the policy period, typically for a duration of one year. In determining the premium rates to be charged to the employer group, prospective, experience-rated and retrospective rating methodologies may be used. Some states may prohibit the use of one or more of these rating methods, including for particular business segments, such as small employer groups.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs cannot be recovered in the current policy year; however, prior experience for a product in the aggregate may be considered, among other factors, in determining premium rates for future periods. Where required by law, the Company establishes premium rates prior to contract inception without regard to actual utilization of services incurred by individual members, using approved rating methods. State laws, in some of the states in which the Company operates plans, require the filing with and approval by the state of plan premium rates. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be adversely affected if the premium rates requested by the Company are not approved or are adjusted downward by state regulators.

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

The Company has contracts with CMS to provide HMO Medicare Advantage coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these annual contracts, CMS pays the HMO at a capitated rate based on membership and adjusted for demographic factors. Inflation, changes in utilization patterns and benefit plans, demographic factors such as age and gender, and both local county and national fee for service average per capita Medicare costs are considered in the rate calculation process. Amounts payable under Medicare arrangements are subject to annual revision by CMS, and the Company elects to participate in each Medicare service area on an annual basis. In addition to premiums received from CMS, most of the Medicare products offered by the Company require a supplemental premium to be paid by the member. Under Medicare Advantage arrangements, the Company assumes the risk of higher than expected medical expenses. Medicare contracts generate higher per member per month revenues, but also generate higher per member per month medical expenses, than typical Commercial plans.

The Company also has HMO contracts to serve a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit, which can result in retroactive and prospective premium adjustments.

Contracts with plan sponsors to provide administrative services for employer-funded plans are generally for a period of one year. Some of the Company’s contracts include guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time as well as certain guarantees that claim expenses to be incurred by plan sponsors will fall within a specified range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum at risk is typically 10% - 30% of fees for the customer involved.

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

The Company believes that the significant factors that distinguish competing health plans are perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability, the geographic scope of provider networks, and the providers available in such networks. The Company believes that it is competitive in each of these areas. The ability to increase the number of persons covered by the Company’s plans or to increase revenues is affected by competition in any particular area. In addition, the ability to increase the number of persons enrolled in Risk products is affected by the desire and ability of employers to self fund their health coverage. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

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

With regard to employer-funded plans, the Company competes primarily with other commercial health benefit companies, Blue Cross/Blue Shield plans and third party administrators.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Health Care’s business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A – Overview in the Annual Report.

Group Insurance
Principal Products
Group Insurance products consist primarily of the following:

•	Life Insurance Products consist principally of renewable term coverages, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term, spouse and dependent coverages, and group universal life and accidental death and dismemberment coverages are also available. Life products are offered on a Risk basis. As of December 31, 2004, Life product membership totaled 10.9 million compared to 10.0 million as of December 31, 2003 and 9.3 million as of December 31, 2002.

•	Disability Insurance Products provide employee income replacement benefits for both short-term and long-term disability. The Company also offers disability products with additional case management features. Similar to Health Care products, Disability benefits are offered on both a Risk and employer-funded basis. As of December 31, 2004, disability membership totaled 2.3 million compared to 2.1 million as of December 31, 2003 and 2.2 million as of December 31, 2002.

•	Long-Term Care Insurance Products provide benefits for long-term, custodial care expenses in a nursing home, adult day care or home setting. Long term care benefits are offered primarily on a Risk basis. The product is available on both a service reimbursement and disability basis. Long-term care membership totaled .2 million as of December 31, 2004, 2003 and 2002.

Group Insurance members may utilize more than one Company product and such cases have been counted in membership totals for each product description above.

Principal Markets and Sales
Products offered by Group Insurance are available in 49 states (Group Insurance products are not offered in New Mexico) as well as the District of Columbia, Guam, Puerto Rico and Canada. Depending on the product, the Company markets to a range of customers from small employer groups to large, multi-site and/or multi-state employer programs.

Group Insurance products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of benefits, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer, of such monthly premium. Some products are sold on a fully employee-paid basis, and some billing is done on a direct basis.

Group Insurance products are sold through the Company’s sales personnel, as well as independent brokers and consultants who assist in the production and servicing of business. Sales representatives also sell to employers on a direct basis. For large plan sponsors, independent consultants and brokers are frequently involved in employer plan selection decisions and sales. Marketing and sales efforts are promoted by an advertising program that may include television, radio, billboards and print media, supported by market research and direct marketing efforts.

Pricing
For Risk Group Insurance plans, employer group contracts are generally established in advance of the policy period. In determining the premium rates to be charged to the employer group, prospective and retrospective rating methodologies are used.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in mortality or morbidity costs cannot be recovered in the current policy period; however, prior experience for the specific customer and/or the product in aggregate is considered, among other factors, in determining premium rates for future policy periods.

Under retrospective rating, a premium rate is determined at the beginning of a policy period. After the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than expected) then a refund may be credited to the policy. If the experience is negative, then the resulting deficit is considered in setting future premium levels; otherwise, in certain circumstances, the deficit may be recovered through contractual provisions. Such deficits may be used as offsets against refund credits that develop for future policy periods. If a customer elects to terminate coverage, deficits may not be recovered. Retrospective rating is most often used for insured employer funded plans that cover more than 3,000 lives and $500,000 in premiums.

Competition
For the group insurance industry, the Company believes that the most significant factors which distinguish competing companies are price, quality of service, comprehensiveness of coverage, and product array and design. Specialty carriers have increased market penetration in the life and disability business. The deeply penetrated group life market remains highly competitive.

Reinsurance
The Company uses reinsurance agreements with nonaffiliated insurers to control its exposure to large losses and certain other risks for Group Insurance products. For long-term disability products there are excess of loss arrangements that provide protection against large claims. Additional reinsurance arrangements include quota share treaties on several large cases that are established on a case by case basis. The Company carries excess professional liability insurance.

Group Life Insurance In Force and Other Statistical Data
The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)	2004	2003	2002

In force, end of year	$513,452	$473,483	$407,942

Terminations (lapses and all other)	$50,602	$51,983	$61,628

Number of policies and contracts in force, end of year:
Group Life Contracts (1)	14,243	11,791	11,510
Group Conversion Policies (2)	23,160	24,448	25,546

(1)	Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.
(2)	Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Group Insurance’s business is incorporated herein by reference to the MD&A - Forward-Looking Information/Risk Factors and the MD&A – Overview in the Annual Report.

Large Case Pensions
Principal Products
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for Internal Revenue Code Section 401 qualified defined benefit and defined contribution plans. Contracts provide non-guaranteed, experience-rated and guaranteed investment options through general and separate account products. Large Case Pensions’ products that use separate accounts provide contract holders with a vehicle for investments under which the contract holders assume the investment risk. Large Case Pensions earns a management fee on these separate accounts.

In 1993, the Company discontinued its fully guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to the MD&A - Large Case Pensions - Discontinued Products, in the Annual Report.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Large Case Pensions’ business is incorporated herein by reference to the MD&A Overview in the Annual Report.

Other Matters

Access to Reports
Aetna’s reports to the U.S. Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, are available without charge on the Company’s website at http://www.aetna.com as soon as practicable after they are electronically filed or furnished to the SEC. Copies are also available, without charge, from Aetna’s Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.

Regulation
Information regarding significant regulations affecting the Company is incorporated herein by reference to the MD&A - Regulatory Environment and Forward-Looking Information/Risk Factors, in the Annual Report.

Trademarks
The trademark Aetna® together with the corresponding design logo, are owned by the Company. The Company considers this trademark and its other trademarks and trade names important in the operation of its business. However, the business of the Company, including that of each of its individual segments, is not dependent on any individual trademark or trade name.

Ratings
Information regarding the Company’s ratings is incorporated herein by reference to the ratings table in the MD&A - Liquidity and Capital Resources – Ratings in the Annual Report.

Miscellaneous
The Company had approximately 26,700 domestic employees at December 31, 2004.

The Federal government is a significant customer of the Health Care segment and the Company, with premiums and fees accounting for approximately 10.3% of the Health Care segment’s revenue in 2004. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 53% of these premiums and fees, with the balance from Federal employee related benefit programs. No other individual customer, in any of the Company’s segments, accounted for 10% or more of the Company’s consolidated revenues in 2004. The Company’s segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments. Refer to Note 20 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report, regarding segment information.

Item 2. Properties

The home office of the Company is a building complex located at 151 Farmington Avenue, Hartford, Connecticut that is approximately 1.2 million square feet in size. The home office is used by all the Company’s business segments. The Company also owns or leases other space in the greater Hartford area; Blue Bell, Pennsylvania; and various field locations throughout the country. Such properties are primarily used by the Company’s Health Care segment. The Company believes its properties are adequate and suitable for its business as presently conducted.

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

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. Judicial approval of the Physician Settlement Agreement became final on January 18, 2005. The Company believes that the Physician Settlement Agreement resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement, including the Louisiana state court action. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. The Company has not received any insurance recoveries as of December 31, 2004.

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

Securities Class Action Litigation
Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (the “Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York (the “New York Federal Court”). The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which have been voluntarily dismissed or consolidated. Plaintiffs contend that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs allege misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they seek unspecified damages, among other remedies. On October 15, 2002, the New York Federal Court heard argument on defendants’ motion to dismiss the Securities Complaint ..

Effective February 9, 2005, the Company and class representatives entered into an agreement (the “Securities Settlement Agreement”) to settle the Securities Complaint. The Securities Settlement Agreement is subject to court approval. The settlement amount is not material to the Company.

Insurance Industry Brokerage Practices Matters
The Company has received subpoenas for information from the New York Attorney General and the Connecticut Attorney General and requests for information from various insurance regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. The Company is cooperating with these inquiries.

On October 20, 2004, Ronald Scott Shirley filed an action (the “Shirley Action”) in the United States District Court for the Southern District of California against the Company, Universal Life Resources (“ULR”), a broker, and others, including other major insurance companies, alleging a conspiracy to fraudulently market, sell and administer a variety of insurance products through employee benefit plans. By virtue of an amended complaint filed in the Shirley Action, the Company was dismissed from that action in January 2005.

In connection with this industry wide review, the Company may receive additional subpoenas and requests for information from other attorneys general and other regulators, and the Company could be named in other related litigation.

Other Litigation and Regulatory Proceedings
The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investment activities, intellectual property and other litigation in its Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions. The Company intends to defend these matters vigorously.

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

The Company is unable to predict at this time the ultimate outcome of the remaining Provider Cases, the insurance industry brokerage practices investigations or other litigation and regulatory proceedings, and it is reasonably possible that their outcome could be material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF AETNA INC.*

The Chairman of the Board of Directors (the “Board”) is elected and all other executive officers listed below are appointed by the Board at its Annual Meeting, and such persons hold office until the next Annual Meeting of the Board or until their successors are elected or appointed. None of these officers has a family relationship with any other executive officer or Director. In addition, there exist no arrangements or understandings, other than those with Directors or officers of the Company acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Executive Officer	Position	Age *

John W. Rowe, M.D.	Chairman and Chief Executive Officer	60

Ronald A. Williams	President	55

Alan M. Bennett	Senior Vice President and Chief Financial Officer	54

Louis J. Briskman	Senior Vice President and General Counsel	56

Craig R. Callen	Senior Vice President, Strategic Planning and Business Development	49

Timothy A. Holt	Senior Vice President, Chief Investment Officer and Chief Enterprise Risk Officer	51

William C. Popik, M.D.	Senior Vice President and Chief Medical Officer	59

*As of February 28, 2005

Executive Officers’ Business Experience During Past Five Years

John W. Rowe, M. D., became Chairman of the Board on April 1, 2001 and became Chief Executive Officer of the Company on September 15, 2000. He served as President of the Company from September 15, 2000 to May 27, 2002. Prior to joining Aetna, Dr. Rowe served as President and Chief Executive Officer of Mount Sinai NYU Health, a position he assumed in 1998 after overseeing the 1998 merger of the Mount Sinai and NYU Medical Centers. Dr. Rowe joined The Mount Sinai Hospital and the Mount Sinai School of Medicine as President in 1988.

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

Louis J. Briskman became Senior Vice President and General Counsel of the Company on April 26, 2004. Prior to joining Aetna he served as Executive Vice President and General Counsel of CBS Television, a subsidiary of Viacom Inc., from May 2000 to January 2002 and as Executive Vice President and General Counsel of CBS Corporation (name changed from Westinghouse Electric Corporation) from December 1997 to May 2000.

Craig R. Callen became Senior Vice President, Strategic Planning and Business Development, of the Company on April 28, 2004. Prior to joining Aetna, Mr. Callen served as a Managing Director of Credit Suisse First Boston (“CSFB”) and Head of U. S. Health Care in its Investment Banking Group, positions he assumed in November 2000 after CSFB’s acquisition of Donaldson, Lufkin & Jenrette Securities Corporation (DLJ). Prior to that, he served as Managing Director of DLJ and Co-Head of its Health Care Group, positions he assumed in 1994 and 1999, respectively.

Timothy A. Holt became Senior Vice President, Chief Investment Officer and Chief Enterprise Risk Officer of the Company on September 24, 2004. He served as Senior Vice President and Chief Investment Officer from December 8, 2000 to September 24, 2004 having served as Senior Vice President and Chief Investment Officer of former Aetna since January 1999. From October 1997 to January 1999 he served as Vice President and Chief Investment Officer of former Aetna.

William C. Popik, M.D., became Senior Vice President and Chief Medical Officer of the Company on March 5, 2001. Prior to joining Aetna, he served as Senior Vice President and National Medical Director of Cigna Corporation, a position he assumed in February 1996.

Part II

Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Aetna Inc.’s common shares are listed on the New York Stock Exchange. They trade under the symbol AET. As of January 31, 2005, there were 12,706 record holders of Aetna Inc.’s common shares.

The Company declared, and subsequently paid, an annual cash dividend in the amount of $.04 per common share in each of 2004, 2003 and 2002. Refer to the MD&A – Liquidity and Capital Resources – Dividends in the Annual Report, incorporated herein by reference, for additional information regarding dividend payments. Information regarding restrictions on the Company’s present and future ability to pay dividends is incorporated herein by reference to Note 17 of Notes to Consolidated Financial Statements and the MD&A - Liquidity and Capital Resources in the Annual Report. Information regarding quarterly common stock prices is incorporated herein by reference to the Quarterly Data (unaudited) included in the Annual Report.

The following table provides information about the monthly share repurchases by the Company as part of publicly announced programs for the three months ended December 31, 2004:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Programs	Programs

October 1, 2004 – October 31, 2004	—	$—	—	$1,076
November 1, 2004 – November 30, 2004	1.8	$107.62	1.8	$878
December 1, 2004 – December 31, 2004	1.0	$121.95	1.0	$750

For the three months ended December 31, 2004, the Company repurchased 2.8 million shares of common stock at a cost of $326 million, completing a publicly announced repurchase program authorized by the Board and announced on April 30, 2004. Under this authorization, the Company was authorized to repurchase up to $750 million of common stock. As of December 31, 2004, the Company has authorization to repurchase up to $750 million of common stock remaining under a September 24, 2004 Board authorization (which was announced September 24, 2004).

On February 25, 2005, the Company announced that its Board of Directors authorized the Company to repurchase up to $750 million of common stock. This authorization is in addition to the amount remaining under the September 24, 2004 authorization.

On February 9, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock to be effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 25, 2005 (“Shareholders of Record”) will receive one additional share of common stock for each share held on that date. The additional share of common stock will be distributed to Shareholders of Record in the form of a stock dividend on March 11, 2005.

Item 6. Selected Financial Data

The information contained in Selected Financial Data in the Annual Report is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the MD&A in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the MD&A - Investments in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) are incorporated herein by reference to the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management , including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are incorporated herein by reference to the Annual Report.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Executive officers named in the Company’s Proxy Statement (“Named Officers”) are paid annual bonuses under the Aetna Inc. Annual Incentive Plan (the “Plan”), based on performance goals established by the Company’s Board of Directors’ Committee on Compensation and Organization (the “Compensation Committee”) and the Compensation Committee’s discretion. On February 25, 2005, the Compensation Committee established the 2005 performance goals for the Plan, which are based primarily on consolidated net income and secondarily on consolidated revenue, each for the year ended December 31, 2005. The maximum bonus payable to a Named Officer under the Plan is $3 million. The Compensation Committee will determine individual bonus amounts in early 2006 based on a review of corporate and individual performance. The Compensation Committee reserves the right to reduce the maximum amount of any bonus payment under the Plan based on its discretion.

Director Matters
Pursuant to the Company’s Corporate Governance Guidelines regarding retirement age, Jack D. Kuehler, age 72, will be retiring from the Board of Directors effective at the 2005 Annual Meeting of Shareholders.

Judith Rodin has also notified the Company that she will not be standing for re-election to the Board of Directors at the 2005 Annual Meeting of Shareholders.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information concerning Executive Officers of Aetna Inc. is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning Directors compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company’s Code of Conduct (its written code of ethics), its audit committee financial experts, governance guidelines and related matters is incorporated herein by reference to the information under the captions “Nominees for Directorships”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Aetna’s Corporate Governance Guidelines”, “Aetna’s Code of Conduct”, “Board and Committee Membership; Committee Descriptions” and “Certain Transactions and Relationships” in the Proxy Statement.

Item 11. Executive Compensation

The information under the captions “Nonmanagement Director Compensation in 2004,” “Other Information Regarding Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information under the caption “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” in the Proxy Statement is incorporated herein by reference.

The following table gives information about the Company’s common shares that may be issued upon the exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))

Equity compensation plans approved by security holders (1)	13,509,083	$41.99	14,714,495
Equity compensation plans not approved by security holders (2)	3,674,348	$55.69	3,308,570

Total	17,183,431		18,023,065

(1)	Includes the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan
(2)	Includes the 2002 Stock Incentive Plan and the Non-Employee Director Compensation Plan

2002 Stock Incentive Plan
The 2002 Stock Incentive Plan is designed to promote the interests of the Company and its shareholders and to further align the interests of shareholders and employees by tying awards to total return to shareholders, enabling plan participants to acquire additional equity interests in the Company and providing compensation opportunities dependent upon the Company’s performance. The plan has not been submitted to shareholders for approval.

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

Non-Employee Director Compensation Plan
The Non-Employee Director Compensation Plan permits eligible directors of the Company to receive shares of common stock in recognition of their contributions to the Company. The plan has not been submitted to shareholders for approval.

Item 13. Certain Relationships and Related Transactions

The information under the captions “Other Information Regarding Directors” and “Certain Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2004 and 2003 Services Performed by the Independent Accountants” and “Nonaudit Services and Other Relationships Between the Company and the Independent Accountants” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Financial statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are incorporated herein by reference to the Annual Report.

Financial statement schedule
The supporting schedule of the consolidated entity is included in this Item 15. Refer to Index to Financial Statement Schedules below.

Exhibits*
Exhibits to the Form 10-K are as follows:
3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Form 10-Q filed on July 31, 2003.

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.2 to Aetna Inc.’s Form 10-Q filed on July 31, 2003.

4	Instruments defining the rights of security holders, including indentures

4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2	Form of Senior Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

4.3	Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

4.4	Form of Subordinated Indenture between Aetna Inc. and State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 10-Q filed on March 31, 2001.

10	Material contracts

10.1	Form of Distribution Agreement between former Aetna and Aetna Inc., incorporated herein by reference to Annex C to former Aetna’s definitive proxy statement on Schedule 14A filed on October 18, 2000.

10.2	Term Sheet for Agreement between former Aetna and Aetna Inc. in respect of the CityPlace property, situated at 185 Asylum Avenue, Hartford, Connecticut 06103, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.3	$800,000,000 Five-Year Credit Agreement Dated as of November 19, 2004, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on November 23, 2004.

10.4	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.17 to Aetna Inc.’s Form 10-K filed on February 25, 2002. **

10.5	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 30, 2003. **

10.6	Form of Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Annex H to former Aetna’s definitive proxy statement on Schedule 14A filed on October 18, 2000. **

10.7	Amended Aetna Inc. Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 29, 2002. **

10.8	1999 Director Charitable Award Program, incorporated herein by reference to Exhibit 10.1 to former Aetna’s Form 10-Q filed on April 28, 1999. **

10.9	Employment Agreement dated as of September 6, 2000 by and between former Aetna and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.10	Memorandum dated December 6, 2002, from Elease E. Wright to John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.11 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.11	Amendment to Employment Agreement dated as of June 27, 2003 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on July 31, 2003. **

10.12	Employment Agreement dated as of September 28, 2001 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 10.12 to Aetna Inc.’s Form 10-K filed on February 28, 2003.**

10.13	Letter agreement dated September 22, 2004 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 99.1 of Aetna Inc.’s Form 8-K filed on September 24, 2004. **

10.14	Letter agreement dated April 23, 2004 between Aetna Inc. and Craig R. Callen. **

10.15	Memorandum dated January 6, 1997 from Mary Ann Champlin to Timothy A. Holt, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.16	Memorandum dated July 20, 2000 from Elease E. Wright to Timothy A. Holt, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.17	Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald Williams, incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.18	Description of certain arrangements not embodied in formal documents, as described under the headings “Nonmanagement Director Compensation in 2004,” “Nonmanagement Director Compensation in 2005” and “Other Information Regarding Directors” are incorporated herein by reference to the Proxy Statement. **

*	Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**	Management contract or compensatory plan or arrangement.

11	Statement re: computation of per share earnings

11.1	Incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements in the Annual Report.

12	Statement re: computation of ratios

12.1	Computation of ratios.

13	Annual Report to security holders

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, Management’s Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) are incorporated herein by reference to the Annual Report and filed herewith in electronic format.

14	Code of Ethics

14.1	Aetna Inc. Code of Conduct incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 10-K filed on February 28, 2003.

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney

24.1	Power of Attorney.

31	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
Aetna Inc.:

Under date of March 1, 2005, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
March 1, 2005

Schedule I – Condensed Financial Information of Aetna Inc.

Aetna Inc.

Condensed Statements of Income

	For the Years Ended December 31,
(Millions)	2004	2003	2002

Service fees – affiliates	$60.4	$67.0	$1,090.7
Net investment income	25.5	21.0	6.8
Net realized capital gains (losses)	1.9	(.1)	35.1

Total revenue	87.8	87.9	1,132.6

Operating expenses (1)	120.9	194.1	1,476.0
Interest expense	104.7	102.9	119.5

Total expenses	225.6	297.0	1,595.5

Loss before income tax benefit and equity in earnings of affiliates, net	(137.8)	(209.1)	(462.9)
Income tax benefit	38.8	76.0	155.2
Equity in earnings of affiliates, net (2)	1,314.1	1,066.9	700.9

Income from continuing operations	1,215.1	933.8	393.2
Income from discontinued operations	1,030.0	—	50.0
Cumulative effect adjustments, net of tax	—	—	(2,965.7)

Net income (loss)	$2,245.1	$933.8	$(2,522.5)

(1)	Operating expenses for 2003 include a charge of $115 million pretax in connection with the settlement of a national class action case (refer to Note 19 of Notes to Consolidated Financial Statements for further information).
(2)	Includes parent company amortization of other acquired intangible assets of $27.6 million after tax for 2004 and $33.0 million after tax for 2003 and $85.0 million after tax for 2002.

Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc.

Condensed Balance Sheets

	As of December 31,
(Millions, except share data)	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$193.3	$438.6
Investment securities	559.4	498.3
Other receivables	137.0	139.4
Income taxes receivable	107.4	—
Deferred tax asset	—	72.3
Other assets	42.7	42.0

Total current assets	1,039.8	1,190.6

Long-term investments	18.1	21.1
Investment in affiliates (1)	10,314.2	9,526.6
Deferred tax assets	261.5	249.6
Other long-term assets	178.5	183.9

Total assets	$11,812.1	$11,171.8

Liabilities and shareholders’ equity
Accrued expenses and other current liabilities	$438.0	$557.2
Long-term debt	1,609.7	1,613.7
Employee benefit liabilities	661.8	1,064.3
Other long-term liabilities	21.2	12.6

Total liabilities	2,730.7	3,247.8

Shareholders’ equity
Common stock and additional paid-in capital ($.01 par value, 732,492,499 shares authorized, 146,502,836 issued and outstanding in 2004 and $.01 par value, 748,624,161 shares authorized, 152,578,251 issued and outstanding in 2003)	3,076.5	4,024.8
Retained earnings	6,546.4	4,307.2
Accumulated other comprehensive loss	(541.5)	(408.0)

Total shareholders’ equity	9,081.4	7,924.0

Total liabilities and shareholders’ equity	$11,812.1	$11,171.8

(1)	Includes parent company goodwill and other acquired intangible assets of $4.1 billion as of December 31, 2004 and $4.2 billion as of December 31, 2003.

Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc.

Condensed Statements of Shareholders’ Equity

	Number of	Common		Accumulated
	Common	Stock and		Other	Total	Comprehensive
	Stock Shares	Additional	Retained	Comprehensive	Shareholders’	Income
(Millions, except per share data)	Outstanding	Paid-in Capital	Earnings	Income (Loss)	Equity	(Loss)

Balance at December 31, 2001	144,265,912	$3,913.8	$5,908.0	$68.5	$9,890.3
Common shares issued for benefit plans	9,320,601	322.3	—	—	322.3
Repurchases of common shares	(3,620,431)	(165.2)	—	—	(165.2)
Comprehensive income:
Net loss	—	—	(2,522.5)	—	(2,522.5)	$(2,522.5)
Other comprehensive loss:
Net unrealized gains on securities (1)	—	—	—	215.4	215.4
Net foreign currency gains	—	—	—	.5	.5
Net derivative gains (1)	—	—	—	.4	.4
Pension liability adjustment	—	—	—	(755.2)	(755.2)

Other comprehensive loss	—	—	—	(538.9)	(538.9)	(538.9)

Total comprehensive loss						$(3,061.4)

Dividends ($.04 per share)	—	—	(6.0)	—	(6.0)

Balance at December 31, 2002	149,966,082	4,070.9	3,379.5	(470.4)	6,980.0
Common shares issued for benefit plans	10,265,780	399.1	—	—	399.1
Repurchases of common shares	(7,653,611)	(445.2)	—	—	(445.2)
Comprehensive income:
Net income	—	—	933.8	—	933.8	$933.8
Other comprehensive income:
Net unrealized gains on securities (1)	—	—	—	5.6	5.6
Net foreign currency gains	—	—	—	4.3	4.3
Net derivative gains (1)	—	—	—	.7	.7
Pension liability adjustment	—	—	—	51.8	51.8

Other comprehensive income	—	—	—	62.4	62.4	62.4

Total comprehensive income						$996.2

Dividends ($.04 per share)	—	—	(6.1)	—	(6.1)

Balance at December 31, 2003	152,578,251	4,024.8	4,307.2	(408.0)	7,924.0
Common shares issued for benefit plans	10,056,247	546.5	—	—	546.5
Repurchases of common shares	(16,131,662)	(1,494.8)	—	—	(1,494.8)
Comprehensive income:
Net income	—	—	2,245.1	—	2,245.1	$2,245.1
Other comprehensive loss:
Net unrealized losses on securities (1)	—	—	—	(41.9)	(41.9)
Net foreign currency gains	—	—	—	1.5	1.5
Net derivative gains (1)	—	—	—	1.2	1.2
Pension liability adjustment	—	—	—	(94.3)	(94.3)

Other comprehensive loss	—	—	—	(133.5)	(133.5)	(133.5)

Total comprehensive income						$2,111.6

Dividends ($.04 per share)	—	—	(5.9)	—	(5.9)

Balance at December 31, 2004	146,502,836	$3,076.5	$6,546.4	$(541.5)	$9,081.4

(1)	Net of reclassification adjustments.

Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc.

Condensed Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,245.1	$933.8	$(2,522.5)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Income from discontinued operations	(1,030.0)	—	(50.0)
Cumulative effect adjustments, net	—	—	2,965.7
Equity earnings of affiliates, net (1)	(1,314.1)	(1,066.9)	(700.9)
Net realized capital losses (gains)	(1.9)	.1	(35.1)
Net change in other assets and other liabilities	(95.5)	(628.4)	274.4

Net cash used for operating activities of continuing operations	(196.4)	(761.4)	(68.4)
Discontinued operations, net (Note 8)	666.2	—	—

Net cash provided by (used for) operating expenses	469.8	(761.4)	(68.4)

Cash flows from investing activities:
Costs of investments, net	(61.1)	(263.9)	(205.7)
Dividends received from affiliates, net	528.9	1,007.4	624.8
Other, net	—	.1	—

Net cash provided by investing activities	467.8	743.6	419.1

Cash flows from financing activities:
Repayment of short-term debt	—	—	(109.7)
Common shares issued under benefit plans	316.0	293.6	233.5
Common shares repurchased	(1,493.0)	(445.2)	(165.2)
Dividends paid to shareholders	(5.9)	(6.1)	(6.0)

Net cash used for financing activities	(1,182.9)	(157.7)	(47.4)

Net (decrease) increase in cash and cash equivalents	(245.3)	(175.5)	303.3
Cash and cash equivalents, beginning of year	438.6	614.1	310.8

Cash and cash equivalents, end of year	$193.3	$438.6	$614.1

Supplemental disclosure of cash flow information:
Interest paid	$104.0	$103.5	$118.7
Income taxes paid (refunded), net	$(331.3)	$488.1	$(65.0)

(1)	Includes after tax parent company amortization of other acquired intangible assets of $27.6 million, $33.0 million and $85.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc.

Notes to Condensed Financial Statements

1. Organization

The condensed financial statements reflects financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). Effective January 1, 2003, the Parent Company assigned substantially all of its administrative services agreements with certain affiliates to Aetna Health Management, LLC (“AHM”), an affiliate of the Parent Company. In connection with the assignment, the Company transferred certain assets and liabilities associated with the administrative services agreements to AHM. The condensed financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2004 and 2003 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2004, 2003 and 2002. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report. Certain reclassifications have been made to the 2003 financial information to conform to the 2004 presentation.

2. Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements in the Annual Report for the summary of significant accounting policies.

3. Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements in the Annual Report for a description of acquisitions and dispositions.

4. Income Taxes

Refer to Note 12 of Notes to Consolidated Financial Statements in the Annual Report for a description of income taxes.

5. Minimum Pension Liability

Refer to Note 11 of Notes to Consolidated Financial Statements in the Annual Report for a description of Accumulated Other Comprehensive Income (Loss). As of December 31, 2004 and 2003, the Parent Company recognized minimum pension liability. Refer to Note 13 of Notes to Consolidated Financial Statements in the Annual Report for further information.

6. Debt

Refer to Note 14 of Notes to Consolidated Financial Statements in the Annual Report for a description of debt.

7. Service Arrangements

Effective January 1, 2003, the Parent Company assigned substantially all of its administrative services agreements with certain affiliates to Aetna Health Management, LLC (“AHM”), an affiliate of the Parent Company. Under these agreements, the Parent Company provided certain administrative services, including accounting and processing of premiums and claims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2005	AETNA INC.

	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2005.

/s/ John W. Rowe, M.D. John W. Rowe, M.D., Chairman, Chief Executive Officer and Director (Principal Executive Officer)	* /s/ Michael H. Jordan Michael H. Jordan, Director

* /s/ Jack D. Kuehler
* /s/ Betsy Z. Cohen	Jack D. Kuehler, Director
Betsy Z. Cohen, Director

* /s/ Edward J. Ludwig
* /s/ Barbara Hackman Franklin	Edward J. Ludwig, Director
Barbara Hackman Franklin, Director

* /s/ Joseph P. Newhouse
* /s/ Jeffrey E. Garten	Joseph P. Newhouse, Director
Jeffrey E. Garten, Director

* /s/ Judith Rodin
* /s/ Earl G. Graves	Judith Rodin, Director
Earl G. Graves, Director

/s/ Ronald A. Williams
* /s/ Gerald Greenwald	Ronald A. Williams, President and Director
Gerald Greenwald, Director

/s/ Ronald M. Olejniczak
* /s/ Ellen M. Hancock	Ronald M. Olejniczak Vice President and Controller (Principal Accounting Officer)
Ellen M. Hancock, Director

/s/ Alan M. Bennett
Alan M. Bennett, Senior Vice President
and Chief Financial Officer
(Principal Financial Officer)

*By	/s/ Ronald M. Olejniczak

(Attorney-in-Fact)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method
10	Material Contracts

10.14	Letter agreement dated April 23, 2004 between Aetna Inc. and Craig R. Callen.	Electronic

12	Statement re: computation of ratios

12.1	Computation of ratios.	Electronic

13	Annual Report to security holders

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, Management’s Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) sections of the Annual Report.	Electronic

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.	Electronic

24	Power of Attorney

24.1	Power of Attorney.	Electronic

31	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic