Form 10-Q
period 2005-03-31
AETNA INC /PA/
filed 2005-04-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Former name, former address and former fiscal year, if changed since last report:
N/A

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

There were 290,445,584 shares of voting common stock with a par value of $.01 outstanding at March 31, 2005.

Page
Part I Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

Part II Other Information

Item 1. Legal Proceedings	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34

Signatures	36
Index to Exhibits	37
EX-10.1: 2000 STOCK INCENTIVE PLAN
EX-10.2: NON-EMPLOYEE DIRECTOR COMPENSATION PLAN
EX-12.1: COMPUTATION OF RATIOS
EX-15.1: LETTER FROM KPMG LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I Financial Information

Item 1. Financial Statements

Consolidated Statements of Income

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2005	2004

Revenue:
Health care premiums	$4,053.5	$3,557.8
Other premiums	498.5	442.7
Administrative services contract fees	568.9	512.2
Net investment income	291.2	271.5
Other income *	10.4	11.0
Net realized capital gains	4.4	26.1

Total revenue	5,426.9	4,821.3

Benefits and expenses:
Health care costs **	3,048.5	2,741.8
Current and future benefits	615.3	547.0
Operating expenses:
Selling expenses	203.0	163.6
General and administrative expenses	859.8	820.1
Interest expense	27.2	25.5
Amortization of other acquired intangible assets	10.7	12.7

Total benefits and expenses	4,764.5	4,310.7

Income from continuing operations before income taxes (benefits)	662.4	510.6
Income taxes (benefits):
Current	182.6	194.0
Deferred	55.8	(9.2)

Total income taxes	238.4	184.8

Income from continuing operations	424.0	325.8
Discontinued operations, net of tax (Note 16)	—	40.0

Net income	$424.0	$365.8

Earnings per common share:
Basic:
Income from continuing operations	$1.45	$1.06
Discontinued operations, net of tax	—	.13

Net income	$1.45	$1.19

Diluted:
Income from continuing operations	$1.39	$1.02
Discontinued operations, net of tax	—	.12

Net income	$1.39	$1.14

* Other income includes co-payment revenue and plan sponsor reimbursements related to the Company’s mail order pharmacy of $4.1 million and $4.3 million (net of pharmaceutical and processing costs of $199.1 million and $134.1 million) for the three months ended March 31, 2005 and 2004, respectively.
** Health care costs have been reduced by fully insured member co-payment revenue related to the Company’s mail order pharmacy of $17.1 million and $13.6 million for the three months ended March 31, 2005 and 2004, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	As of March 31,	As of December 31,
(Millions, except share data)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$930.0	$1,396.0
Investment securities	13,950.2	14,242.6
Other investments	57.3	57.7
Premiums receivable, net	305.8	256.1
Other receivables, net	456.1	314.0
Accrued investment income	193.5	198.6
Collateral received under securities loan agreements	1,126.6	1,173.8
Loaned securities	1,103.6	1,150.1
Income taxes receivable	155.1	226.8
Deferred income taxes	209.5	196.0
Other current assets	399.6	304.5

Total current assets	18,887.3	19,516.2

Long-term investments	1,736.5	1,718.1
Mortgage loans	1,436.8	1,348.2
Investment real estate	269.7	274.8
Reinsurance recoverables	1,165.1	1,173.0
Goodwill	3,810.6	3,687.8
Other acquired intangible assets, net	532.3	460.3
Property and equipment, net	233.7	233.6
Deferred income taxes	312.6	300.0
Other long-term assets	416.6	405.9
Separate Accounts assets	13,246.5	13,015.8

Total assets	$42,047.7	$42,133.7

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,885.0	$1,927.1
Future policy benefits	833.6	837.6
Unpaid claims	736.7	707.7
Unearned premiums	141.2	121.8
Policyholders’ funds	640.8	672.5
Collateral payable under securities loan agreements	1,126.6	1,173.8
Current portion of long-term debt	449.7	—
Accrued expenses and other current liabilities	1,561.3	1,570.8

Total current liabilities	7,374.9	7,011.3

Future policy benefits	7,839.9	7,859.5
Unpaid claims	1,098.7	1,081.5
Policyholders’ funds	1,442.2	1,453.1
Long-term debt, less current portion	1,151.7	1,609.7
Other long-term liabilities	854.7	1,021.4
Separate Accounts liabilities	13,246.5	13,015.8

Total liabilities	33,008.6	33,052.3

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 1,455,534,038 shares authorized, 290,445,584 shares issued and outstanding in 2005 and $.01 par value, 732,492,499 shares authorized, 293,005,672 shares issued and outstanding in 2004)	2,721.3	3,076.5
Retained earnings	6,970.4	6,546.4
Accumulated other comprehensive loss	(652.6)	(541.5)

Total shareholders’ equity	9,039.1	9,081.4

Total liabilities and shareholders’ equity	$42,047.7	$42,133.7

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Number of	Common		Accumulated
	Common	Stock and		Other	Total
(Millions, except per share data)	Stock Shares	Additional	Retained	Comprehensive	Shareholders’	Comprehensive
Three Months Ended March 31, 2005	Outstanding	Paid-in Capital	Earnings	Income (Loss)	Equity	Income

Balance at December 31, 2004	293,005,672	$3,076.5	$6,546.4	$(541.5)	$9,081.4
Comprehensive income:
Net income	—	—	424.0	—	424.0	$424.0
Other comprehensive loss:
Net unrealized losses on securities (1)	—	—	—	(110.8)	(110.8)
Net foreign currency losses	—	—	—	(.2)	(.2)
Net derivative losses (1)	—	—	—	(.1)	(.1)

Other comprehensive loss	—	—	—	(111.1)	(111.1)	(111.1)

Total comprehensive income						$312.9

Common shares issued for benefit plans	5,190,872	206.4	—	—	206.4
Repurchases of common shares	(7,750,960)	(561.6)	—	—	(561.6)

Balance at March 31, 2005	290,445,584	$2,721.3	$6,970.4	$(652.6)	$9,039.1

Three Months Ended March 31, 2004

Balance at December 31, 2003	305,156,502	$4,024.8	$4,307.2	$(408.0)	$7,924.0
Comprehensive income:
Net income	—	—	365.8	—	365.8	$365.8
Other comprehensive income:
Net unrealized gains on securities (1)	—	—	—	72.3	72.3
Net foreign currency losses	—	—	—	(.1)	(.1)
Net derivative gains (1)	—	—	—	.2	.2

Other comprehensive income	—	—	—	72.4	72.4	72.4

Total comprehensive income						$438.2

Common shares issued for benefit plans	9,660,858	232.3	—	—	232.3
Repurchases of common shares	(9,957,200)	(419.2)	—	—	(419.2)

Balance at March 31, 2004	304,860,160	$3,837.9	$4,673.0	$(335.6)	$8,175.3

(1)	Net of reclassification adjustments (Refer to Note 8).

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the Three Months
	Ended March 31,
(Millions)	2005	2004

Cash flows from operating activities:
Net income	$424.0	$365.8
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	(40.0)
Amortization of other acquired intangible assets	10.7	12.7
Depreciation and other amortization	34.4	35.1
Amortization of net investment premium	10.3	11.8
Net realized capital gains	(4.4)	(26.1)
Changes in assets and liabilities:
Decrease in accrued investment income	5.1	.1
Increase in premiums due and other receivables	(80.8)	(28.7)
Net change in income taxes	213.1	205.5
Net change in other assets and other liabilities	(436.2)	(438.5)
Net increase (decrease) in health care and insurance liabilities	2.6	(26.5)
Other, net	(34.3)	(11.8)

Net cash provided by operating activities	144.5	59.4

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	2,287.1	2,501.3
Other investments	308.7	855.9
Cost of investments in:
Debt securities available for sale	(2,238.6)	(2,691.4)
Other investments	(266.7)	(1,046.8)
Increase in property, equipment and software	(47.1)	(34.2)
Cash used for acquisitions, net of cash acquired	(241.7)	—

Net cash used for investing activities	(198.3)	(415.2)

Cash flows from financing activities:
Deposits and interest credited for investment contracts	9.0	15.0
Withdrawals of investment contracts	(11.7)	(171.2)
Common shares issued under benefit plans	118.7	140.4
Common shares repurchased	(528.2)	(363.8)
Other, net	—	10.0

Net cash used for financing activities	(412.2)	(369.6)

Net decrease in cash and cash equivalents	(466.0)	(725.4)
Cash and cash equivalents, beginning of period	1,396.0	1,433.4

Cash and cash equivalents, end of period	$930.0	$708.0

Supplemental cash flow information:
Interest paid	$44.1	$42.2
Income taxes paid (refunded)	25.0	(19.0)

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Condensed Notes to Consolidated Financial Statements

1. Organization

The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include Health Savings Accounts (“HSA”) and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor or member in the case of HSAs). The Group Insurance segment includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products. (Refer to Note 15 for additional information.)

On February 9, 2005, the Board declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% common stock dividend. All shareholders of record on February 25, 2005 received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on March 11, 2005. All share and per share amounts in the accompanying consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in Aetna’s 2004 Annual Report on Form 10-K (the “2004 Annual Report”). Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.

2. Summary of Significant Accounting Policies

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and subsidiaries that the Company controls. All significant intercompany balances have been eliminated in consolidation.

Future Application of Accounting Standard
Accounting for Share-Based Payment
In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 123 Revised, “Share-Based Payment” (“FAS 123-R”). FAS 123-R requires companies to charge the fair value of all share-based payment awards (including stock options), issued to employees and non-employees, to expense. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The provisions of this standard are effective for all new share-based arrangements entered into in the first quarter of 2006, as well as the fair value of the unvested portion of existing arrangements as of January 1, 2006. The estimated fair value of the unvested portion of existing arrangements as of January 1, 2006 is expected to be approximately $27 million, of which approximately $15 million will be expensed in 2006 in addition to the fair value of any future grants.

Stock-Based Compensation
At March 31, 2005, the Company had various stock-based employee incentive plans, which are described more fully in Note 13 to the consolidated financial statements presented in the 2004 Annual Report. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair value of the stock on the date the option is granted. The following table illustrates the pro forma net income and pro forma earnings per common share as if the Company had applied the fair value based method of accounting to all awards of stock-based employee compensation for the three months ended March 31, 2005 and 2004. The Company uses a modified Black-Scholes option pricing model to estimate fair value.

(Millions, except per common share data)	2005	2004

Net income, as reported	$424.0	$365.8
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	8.1	4.1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(42.8)	(20.0)

Pro forma net income	$389.3	$349.9

Earnings per common share:
Basic – as reported	$1.45	$1.19
Basic – pro forma	1.33	1.14

Diluted – as reported	1.39	1.14
Diluted – pro forma	1.27	1.09

3. Acquisition

In August 2004, the Company announced that it had agreed to acquire Strategic Resource Company (“SRC”), a privately held administrator of group limited benefit products for part-time and hourly workers. The Company closed this transaction in January 2005. For approximately $252 million, financed through available cash, Aetna acquired 100% of the stock of SRC and reinsured the insurance contracts administered by SRC. Approximately $72 million of the purchase price is held in escrow pending resolution of certain future events. In the first quarter of 2005, the Company recorded approximately $82 million of intangible assets (primarily customer lists) and goodwill of approximately $123 million, which represents the purchase price in excess of the fair value of the net assets acquired, associated with this acquisition.

4. Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2005 and 2004 is as follows:

	Income	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

2005
Basic EPS:
Income from continuing operations	$424.0	293.3	$1.45
Effect of dilutive securities:
Stock options and other		12.7

Diluted EPS:
Income from continuing operations and assumed conversions	$424.0	306.0	$1.39

2004
Basic EPS:
Income from continuing operations	$325.8	307.8	$1.06
Effect of dilutive securities:
Stock options and other (1)		13.0

Diluted EPS:
Income from continuing operations and assumed conversions	$325.8	320.8	$1.02

(1)	Options to purchase common shares for the three months ended March 31, 2004 of 3.8 million shares (with exercise prices ranging from $38.75 to $44.63) were not included in the calculation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of common shares during such period.

5. Operating Expenses

For the three months ended March 31, 2005 and 2004, selling expenses (which include broker commissions, the variable component of the Company’s internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2005	2004

Selling expenses	$203.0	$163.6

General and administrative expenses:
Salaries and related benefits	539.2	508.4	(1)
Other general and administrative expenses	320.6	311.7

Total general and administrative expenses	859.8	820.1

Total operating expenses	$1,062.8	$983.7

(1)	Salaries and related benefits for the three months ended March 31, 2004 include a curtailment benefit of $31.8 million related to the elimination of the dental subsidy for all retirees.

6. Other Acquired Intangible Assets

Other acquired intangible assets at March 31, 2005 and December 31, 2004 were as follows:

		Accumulated		Amortization
(Millions)	Cost	Amortization	Net Balance	Period (Years)

March 31, 2005
Other acquired intangible assets:
Provider networks	$680.2	$232.2	$448.0	20 – 25
Customer lists	998.0	920.6	77.4	5 – 9
Other	7.4	.5	6.9	3 – 5

Total other acquired intangible assets	$1,685.6	$1,153.3	$532.3

December 31, 2004
Other acquired intangible assets:
Provider networks	$679.9	$225.1	$454.8	20 – 25
Customer lists	919.0	917.5	1.5	5 – 7
Other	4.0	—	4.0	3 – 5

Total other acquired intangible assets	$1,602.9	$1,142.6	$460.3

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2006	$38.8
2007	38.2
2008	38.2
2009	37.2
2010	36.7

7. Investments

Total investments at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005					December 31, 2004
(Millions)	Current		Long-term		Total	Current		Long-term		Total

Debt securities available for sale:
Available for use in current operations	$13,777.9	(1)	$—		$13,777.9	$14,013.6	(1)	$—		$14,013.6
Loaned securities	1,103.6		—		1,103.6	1,150.1		—		1,150.1
On deposit, as required by regulatory authorities	—		548.3	(3)	548.3	—		553.4	(3)	553.4

Debt securities available for sale	14,881.5		548.3		15,429.8	15,163.7		553.4		15,717.1
Equity securities available for sale	30.8	(1)	36.8	(3)	67.6	34.5	(1)	40.2	(3)	74.7
Short-term investments	141.5	(1)	—		141.5	194.5	(1)	—		194.5
Mortgage loans	53.9	(2)	1,436.8		1,490.7	52.7	(2)	1,348.2		1,400.9
Investment real estate	—		269.7		269.7	—		274.8		274.8
Other investments	3.4	(2)	1,151.4	(3)	1,154.8	5.0	(2)	1,124.5	(3)	1,129.5

Total investments	$15,111.1		$3,443.0		$18,554.1	$15,450.4		$3,341.1		$18,791.5

(1)	Included in investment securities on the Consolidated Balance Sheets totaling $14.0 billion and $14.2 billion at March 31, 2005 and December 31, 2004, respectively.
(2)	Included in other investments on the Consolidated Balance Sheets totaling $57.3 million and $57.7 million at March 31, 2005 and December 31, 2004, respectively.
(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.7 billion at March 31, 2005 and December 31, 2004.

Sources of net investment income were as follows for the three months ended March 31, 2005 and 2004:

	March 31,	March 31,
(Millions)	2005	2004

Debt securities	$216.3	$220.1
Mortgage loans	27.8	32.5
Other	45.1	20.7
Investment real estate	(1.6)	.1
Cash equivalents	7.4	3.2
Equity securities	.8	.8
Other short-term investments	4.2	3.2

Gross investment income	300.0	280.6
Less: investment expenses	(8.8)	(9.1)

Net investment income (1)	$291.2	$271.5

(1)	Includes amounts related to experience-rated contract holders of $35.7 million and $39.9 million during the three months ended March 31, 2005 and 2004, respectively. Interest credited to contract holders is included in current and future benefits.

Net realized capital gains (losses) for the three months ended March 31, 2005 and 2004, excluding amounts related to experience-rated contract holders and discontinued products, on investments were as follows:

(Millions)	2005	2004

Debt securities	$5.0	$29.7
Equity securities	—	.8
Other	(.6)	(4.4)

Pretax realized capital gains	$4.4	$26.1

After-tax realized capital gains	$2.9	$17.0

Net realized capital gains of $2 million and $8 million for the three months ended March 31, 2005 and 2004, respectively, related to experience-rated contractholders were deducted from net realized capital gains, and an offsetting amount is reflected in policyholders’ funds. Net realized capital gains of $1 million and $18 million for the three months ended March 31, 2005 and 2004, respectively, related to discontinued products were deducted from net realized capital gains, and an offsetting amount was reflected in the reserve for anticipated future losses on discontinued products.

8. Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains on securities (excluding those related to experience-rated contractholders and discontinued products) and derivatives for the three months ended March 31, 2005 and 2004 were as follows:

(Millions)	2005	2004

Securities:
Net unrealized holding (losses) gains arising during the period (1)	$(113.9)	$84.5
Less: reclassification adjustment for (losses) gains included in net income (2)	(3.1)	12.2

Net unrealized (losses) gains on securities	$(110.8)	$72.3

Derivatives:
Net derivative losses arising during the period (3)	$(.4)	$(4.0)
Less: reclassification adjustment for losses included in net income (4)	(.3)	(4.2)

Net derivative (losses) gains	$(.1)	$.2

(1)	Pretax net unrealized holding (losses) gains arising during the three months ended March 31, 2005 and 2004 were $(175.2) million and $130.0 million, respectively.
(2)	Pretax reclassification adjustments for (losses) gains included in net income were $(4.8) million and $18.7 million for the three months ended March 31, 2005 and 2004, respectively.
(3)	Pretax net derivative losses arising during the period were $(.6) million and $(6.2) million for the three months ended March 31, 2005 and 2004, respectively.
(4)	Pretax reclassification adjustments for losses included in net income were $(.5) million and $(6.4) million for the three months ended March 31, 2005 and 2004, respectively.

9. Benefit Plans

Defined Benefit Pension Plans
Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plans for the three months ended March 31, 2005 and March 31, 2004 were as follows:

(Millions)	2005	2004

Service cost	$23.2	$19.0
Interest cost	68.5	65.3
Expected return on plan assets	(92.6)	(77.6)
Amortization of prior service cost	1.3	1.4
Recognized net actuarial loss	18.6	16.0

Net periodic benefit cost	$19.0	$24.1

Other Post-Retirement Benefit Plans
Components of the net periodic benefit cost of the Company’s other post-retirement benefit plans for the three months ended March 31, 2005 and March 31, 2004 were as follows:

(Millions)	2005	2004

Service cost	$.1	$.1
Interest cost	7.0	6.5
Expected return on plan assets	(1.1)	(1.1)
Amortization of prior service cost	(.3)	(.3)
Recognized net actuarial loss	1.5	.5

Net periodic benefit cost before curtailment benefit	7.2	5.7
Curtailment benefit	—	(31.8	)(1)

Net periodic benefit income	$7.2	$(26.1)

(1)	Reflects a plan amendment made in January 2004 to eliminate the dental subsidy for all retirees. Refer to Note 13 to the consolidated financial statements presented in the 2004 Annual Report for additional information.

10. Debt

The carrying value of long-term debt at March 31, 2005 and December 31, 2004 was as follows:

	March 31,	December 31,
(Millions)	2005	2004

Senior notes, 7.375%, due 2006	$449.7	$449.6
Senior notes, 7.875%, due 2011	447.8	447.7
Senior notes, 8.50%, due 2041	703.9	712.4

Total long-term debt	1,601.4	1,609.7
Less current portion of long-term debt (1)	(449.7)	—

Long-term debt, less current portion	$1,151.7	$1,609.7

(1)	At March 31, 2005, there were no short-term borrowings outstanding. The 7.375% senior notes due March 2006 have been classified as current in the accompanying balance sheet as of March 31, 2005.

The Company’s revolving credit facility contains financial covenants. Under the terms of the facility, the Company is required to maintain a minimum level of shareholders’ equity, excluding any minimum pension liability adjustment and any net unrealized capital gains and losses (“Adjusted Consolidated Net Worth”), as of each fiscal quarter end. The required minimum level is increased by 50% of the Company’s consolidated net income each quarter beginning with the quarter ending December 31, 2004. At March 31, 2005, the Company met its required minimum level of Adjusted Consolidated Net Worth of approximately $7.1 billion. The Company is also required to maintain its ratio of total debt to consolidated capitalization as of each fiscal quarter end at or below .4 to 1.0. For this purpose, consolidated capitalization equals the sum of Adjusted Consolidated Net Worth and total debt (as defined in the facility). The Company met this requirement at March 31, 2005.

11. Capital Stock

On September 24, 2004 and February 25, 2005, the Board of Directors authorized two share repurchase programs for the repurchase of up to $750 million of common stock ($1.5 billion in aggregate). During the first quarter of 2005, the Company repurchased approximately 7.8 million shares of common stock at a cost of approximately $562 million (approximately $33 million of these repurchase transactions were settled in early April 2005). As of March 31, 2005, the Company has authorization to repurchase up to approximately $938 million of common stock remaining under the two authorizations.

On February 11, 2005, the Board of Directors’ Committee on Compensation and Organization (the “Compensation Committee”) granted approximately 4.0 million stock options to employees to purchase common shares of the Company at $66.75 per share. The February 11, 2005 grants will become 100% vested three years from the grant date, with one-third of the options vesting on June 30, 2005 and the remaining options vesting on the second and third anniversaries of the grant date. During the first quarter of 2005, the Company issued approximately 5.2 million common shares for benefit plans, predominantly related to stock option exercises.

In connection with the stock split described in Note 1, the Board of Directors approved an amendment to the Company’s Articles of Incorporation. The amendment increased the number of authorized common shares of the Company to 1,459,384,998 shares effective March 11, 2005. This increase is in the same proportion that the shares distributed in the stock dividend increased the number of issued common shares.

12. Dividend Restrictions and Statutory Surplus

Under regulatory requirements, the amount of dividends that may be paid through the end of 2005 to Aetna by its domestic insurance and HMO subsidiaries without prior approval by state regulatory authorities is approximately $575 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders.

At March 31, 2005, the combined statutory surplus of the Company’s domestic insurance and HMO subsidiaries was $3.9 billion. At December 31, 2004, such surplus was $3.8 billion.

13. Commitments and Contingencies

New York Market Stabilization Pool
In March 2005, the Company received notification from the New York State Insurance Department as to its status with respect to participation in the New York State Market Stabilization Pool under New York Regulation 146 (“Regulation 146”) for the years 1999 through 2004. As further discussed below, the notification provides both that the Company must make certain payments to the pool and that the Company will receive certain payments from the pool. The notification provides that the Company will be required to make a payment of approximately $35 million to the pool. This is less than the Company’s recorded reserves (included in health care costs payable) of approximately $89 million, and resulted in the release of approximately $54 million pretax of reserves during the first quarter of 2005. Also, the notification provides that the Company will receive approximately $58 million from the pool, subject to certain contingencies.

Regulation 146 requires all carriers with small group and/or individual business in New York to participate in a market stabilization pooling mechanism under which carriers that experience higher than average cost factors in providing services to members with specified medical conditions receive payments from the pool, and carriers that experience lower than average cost factors make payments to the pool.

Since 1999 and through 2004, the Company has made provision for its estimate of liabilities incurred in this pool based on discussions with the New York State Insurance Department and historical experience, in the absence of any pool data regarding relative average cost factors of the carriers doing business in New York State.

The notification indicated that the New York State Insurance Department has analyzed data submissions from carriers during the period 1999 through 2004 and has assessed the Company a total of approximately $35 million for this period based on its average cost factors compared with other carriers for certain years and in certain markets. The notification requires the Company to pay this assessment in the second quarter of 2005. Subsequent to the March 2005 notification, the State of New York informed the Company that the payment date for the portion of the assessment relating to the 2004 year (approximately $1 million) has been postponed until further notice. The Company had recorded reserves of approximately $89 million as of December 31, 2004 related to this pool and accordingly reduced this amount by approximately $54 million pretax in the first quarter of 2005.

In addition, the notification stated that the Company is to be a receiver of approximately $58 million from the pool based on its average cost factors compared to other carriers for certain years and in certain markets. This payment is expected to be received by the Company within 90 days after all carriers have paid into the pool. Since the Company’s ability to collect the $58 million will be contingent upon sufficient funds being paid into the pool as of May 16, 2005 by other carriers, the Company will record this gain contingency when realization is assured, which will be upon the receipt of the cash by the Company from the pool.

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

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. Judicial approval of the Physician Settlement Agreement became final on January 18, 2005. The Company believes that the Physician Settlement Agreement resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement, including the Louisiana state court action. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. The Company has not received any insurance recoveries as of March 31, 2005.

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

Effective February 2005, the parties agreed to dismiss Mr. Donaldson and Dr. Rowe from the action, and the Company and class representatives entered into an agreement (the “Securities Settlement Agreement”) to settle the Securities Complaint. The Securities Settlement Agreement is subject to court approval. The settlement amount is not material to the Company.

Insurance Industry Brokerage Practices Matters
The Company has received subpoenas for information from the New York Attorney General, the Connecticut Attorney General and other attorneys general as well as requests for information from various insurance regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. The Company is cooperating with these inquiries.

On October 20, 2004, Ronald Scott Shirley filed an action (the “Shirley Action”) in the United States District Court for the Southern District of California against the Company, Universal Life Resources, a broker, and others, including other major insurance companies, alleging a conspiracy to fraudulently market, sell and administer a variety of insurance products through employee benefit plans. By means of an amended complaint filed in the Shirley Action, the Company was dismissed from that action in January 2005.

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

14. Segment Information

Summarized financial information for the Company’s principal operations for the three months ended March 31, 2005 and 2004 were as follows:

		Group	Large Case	Corporate	Discontinued	Total
(Millions)	Health Care	Insurance	Pensions	Interest	Operations	Company

2005
Revenues from external customers	$4,621.3	$458.7	$51.3	$—	$—	$5,131.3
Net investment income	70.6	73.9	146.7	—	—	291.2

Total revenue excluding net realized capital gains	$4,691.9	$532.6	$198.0	$—	$—	$5,422.5

Operating earnings (loss) (1)	$404.0	$30.7	$4.1	$(17.7)	$—	$421.1
Net realized capital gains, net of tax	1.3	1.4	.2	—	—	2.9

Net income (loss)	$405.3	$32.1	$4.3	$(17.7)	$—	$424.0

2004
Revenues from external customers	$4,070.2	$401.5	$52.0	$—	$—	$4,523.7
Net investment income	65.7	71.3	134.5	—	—	271.5

Total revenue excluding net realized capital gains	$4,135.9	$472.8	$186.5	$—	$—	$4,795.2

Operating earnings (loss) (1)	$288.4	$30.8	$6.1	$(16.5)	$—	$308.8
Net realized capital gains, net of tax	7.1	7.9	2.0	—	—	17.0

Income (loss) from continuing operations	295.5	38.7	8.1	(16.5)	—	325.8
Discontinued operations, net of taxes (2)	—	—	—	—	40.0	40.0

Net income (loss)	$295.5	$38.7	$8.1	$(16.5)	$40.0	$365.8

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains. While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.
(2)	Income from discontinued operations of $40 million for the three months ended March 31, 2004, reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold by the Company’s predecessor (former Aetna) (refer to Note 16 for additional information).

15. Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”)) in 1993. Under the Company’s accounting for these discontinued products, a reserve for anticipated future losses from these products was established and is reviewed by management quarterly. As long as the reserve continues to represent management’s then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company’s results of operations. The Company’s results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and favorably affected to the extent that future losses are less than anticipated. The current reserve reflects management’s best estimate of anticipated future losses.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 2005, the receivable from continuing products, net of related deferred taxes payable of $119 million on the accrued interest income, was $400 million. At December 31, 2004, the receivable from continuing products, net of related deferred taxes payable of $116 million on accrued interest income, was $395 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three months ended March 31, 2005 and 2004 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net (1)

Three Months Ended March 31, 2005
Net investment income	$103.8	$—	$103.8
Net realized capital gains	1.2	(1.2)	—
Interest earned on receivable from continuing products	7.8	—	7.8
Other income	7.2	—	7.2

Total revenue	120.0	(1.2)	118.8

Current and future benefits	86.9	28.7	115.6
Operating expenses	3.2	—	3.2

Total benefits and expenses	90.1	28.7	118.8

Results of discontinued products	$29.9	$(29.9)	$—

Three Months Ended March 31, 2004
Net investment income	$82.3	$—	$82.3
Net realized capital gains	18.1	(18.1)	—
Interest earned on receivable from continuing products	7.4	—	7.4
Other income	10.4	—	10.4

Total revenue	118.2	(18.1)	100.1

Current and future benefits	90.3	6.5	96.8
Operating expenses	3.3	—	3.3

Total benefits and expenses	93.6	6.5	100.1

Results of discontinued products	$24.6	$(24.6)	$—

(1)	Amounts are reflected in the March 31, 2005 and 2004 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at March 31, 2005 and December 31, 2004 were as follows: (1)

	March 31,	December 31,
(Millions)	2005	2004

Assets:
Debt securities available for sale	$3,236.5	$3,383.6
Equity securities available for sale	51.9	57.2
Mortgage loans	589.8	560.3
Investment real estate	113.6	114.8
Loaned securities	380.6	322.8
Other investments (2)	538.1	514.4

Total investments	4,910.5	4,953.1
Collateral received under securities loan agreements	388.6	329.6
Current and deferred income taxes	129.5	120.8
Receivable from continuing products (3)	519.4	511.6

Total assets	$5,948.0	$5,915.1

Liabilities:
Future policy benefits	$4,023.7	$4,065.6
Policyholders’ funds	24.6	24.0
Reserve for anticipated future losses on discontinued products	1,109.7	1,079.8
Collateral payable under securities loan agreements	388.6	329.6
Other liabilities	401.4	416.1

Total liabilities	$5,948.0	$5,915.1

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	Includes debt securities on deposit as required by regulatory authorities of $20.7 million and $20.9 million at March 31, 2005 and December 31, 2004, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.
(3)	The receivable from continuing products is eliminated in consolidation.

At March 31, 2005 and December 31, 2004, net unrealized capital gains on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan cash flow assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption has been included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with the declines in the commercial mortgage loan and real estate portfolios.

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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2005 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2004	$1,079.8
Operating income	24.6
Net realized capital gains	1.2
Mortality and other	4.1

Reserve for anticipated future losses on discontinued products at March 31, 2005	$1,109.7

16. Discontinued Operations

Discontinued operations of $40 million for the three months ended March 31, 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 27, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s largest providers of health insurance and related benefits, based on membership as of March 31, 2005. Our products include medical, dental, pharmacy and group insurance (including life, disability and long-term care) benefit products. As of March 31, 2005, we served approximately 14.4 million medical members, 12.8 million dental members, 9.0 million pharmacy members and 14.0 million group insurance members. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition as of March 31, 2005 and December 31, 2004 and results of operations for the three months ended March 31, 2005 and 2004. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition and the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2004 Annual Report on Form 10-K (the “2004 Annual Report”). Furthermore, this Overview is qualified in its entirety by the full MD&A.

Our operating profit in the first quarter of 2005, compared to the first quarter of 2004, reflects continued growth in our Health Care business, excluding favorable development of prior period health care cost estimates. This primarily reflects growth in revenues from higher membership levels and strong underwriting results, as well as continued general and administrative expense efficiencies. We experienced membership growth for both administrative services contract (“ASC”) business (an employer-funded plan where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Risk business (where we assume all or a majority of the risk for medical and dental care costs), including those members associated with the acquisition of Strategic Resource Company (“SRC”), which closed in the first quarter of 2005. Our medical membership was 14.4 million members at March 31, 2005, representing approximately 34% Risk members and 66% ASC members. We continue to take actions designed to achieve membership levels at December 31, 2005 of approximately 1,000,000 to 1,075,000 members higher than at December 31, 2004.

We continued to generate cash from operations in the first quarter of 2005. In addition to funding ordinary course operating activities, approximately $150 million of cash was used to pay a prior year physician class action settlement, $180 million of cash was used to make a voluntary contribution to our pension plan and $562 million of cash was used to repurchase our common stock under our share repurchase programs (approximately $33 million of these repurchase transactions were settled in early April 2005).

Summary of Consolidated Results for the Three Months Ended March 31, 2005 and 2004

(Millions, except per share amounts)	2005	2004

Total revenues	$5,426.9	$4,821.3

Income from continuing operations (1)	424.0	325.8

Net income (2)	424.0	365.8

Income from continuing operations per common share	1.39	1.02

(1)	Income from continuing operations for the three months ended March 31, 2005 and 2004 reflects favorable development of prior period health care cost estimates of approximately $84 million ($133 million pretax) (including $34 million ($54 million pretax) related to the release of reserves related to the New York Market Stabilization Pool) and $27 million ($41 million pretax), respectively.
(2)	Net income for the three months ended March 31, 2004 includes income from discontinued operations of $40 million related to the completion of certain Internal Revenue Service audits associated with businesses previously sold (former Aetna). Net income for the three months ended March 31, 2005 and 2004 includes net realized capital gains of $2.9 million and $17.0 million, respectively.

Discussion of Segment Results

The discussion of our results of operations that follows is presented based on our reportable segments in accordance with Financial Accounting Standard (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and is consistent with the disclosure of segment information in Note 14 of Condensed Notes to Consolidated Financial Statements. The measure of profit or loss presented within each segment’s discussion of results of operations is the measure reported to the Chief Executive Officer for purposes of making decisions about allocating resources to the segment and assessing its performance.

HEALTH CARE

Health Care consists of medical and dental plans offered on both a Risk basis and an employer-funded basis. Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include health savings accounts (“HSAs”) and Aetna HealthFund® consumer-directed health plans that combine traditional POS, PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.

Operating Summary for the Three Months Ended March 31, 2005 and 2004:

(Millions)	2005	2004

Premiums:
Commercial Risk (1)	$3,805.8	$3,326.2
Medicare	247.7	231.6

Total premiums	4,053.5	3,557.8

Administrative services contract fees	561.0	505.3
Net investment income	70.6	65.7
Other income	6.8	7.1
Net realized capital gains	2.0	10.9

Total revenue	4,693.9	4,146.8

Health care costs (2)	3,048.5	2,741.8
Operating expenses:
Selling expenses	183.9	148.8
General and administrative expenses (3)	812.3	775.4
Amortization of other acquired intangible assets	10.7	12.7

Total benefits and expenses	4,055.4	3,678.7

Income before income taxes	638.5	468.1
Income taxes	233.2	172.6

Net income	$405.3	$295.5

Net realized capital gains, net of tax (included above)	$1.3	$7.1

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.
(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 8.5% for the three months ended March 31, 2005 compared to 9.6% for the corresponding period in 2004.
(3)	Includes salaries and related benefit expenses of $512.0 million and $482.1 million for the three months ended March 31, 2005 and 2004, respectively.

Health Care Results
The table presented below reconciles operating earnings to net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”). Operating earnings exclude realized capital gains and losses. We believe excluding realized capital gains and losses to arrive at operating earnings provides useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of our business operations. In addition, management uses operating earnings to assess performance and make operating decisions.

(Millions)	2005	2004

Net income	$405.3	$295.5
Net realized capital gains	(1.3)	(7.1)

Operating earnings	$404.0	$288.4

Results for the first quarter 2005 reflect growth from the corresponding period in 2004
The increase in operating earnings in the first quarter of 2005, when compared to the corresponding period in 2004, reflects higher total underwriting margins (premiums less health care costs) and higher ASC fees, partially offset by higher operating expenses. The total underwriting margin reflects growth in premiums and a lower Commercial Risk medical cost ratio (including favorable development of prior period health care cost estimates), as further discussed below. The growth in premiums and ASC fees resulted from rate increases for renewing membership as well as increases in membership levels (refer to “Membership”), including those Risk members associated with the acquisition of SRC. Increases in operating expenses resulted from an increase in selling expenses due to higher overall premiums and a higher proportion of premiums in certain customer markets which have higher selling costs. General and administrative expenses for the first quarter of 2004 include a curtailment benefit of $32 million ($21 million after tax) related to the elimination of the dental subsidy for all retirees.

Our Commercial Risk business continued to grow for the three months ended March 31, 2005
Commercial Risk premiums increased approximately $480 million for the three months ended March 31, 2005, when compared to the corresponding period in 2004. This increase reflects an increase in membership levels and premium rate increases on renewing business.

The Commercial Risk medical cost ratio was 74.6% for the three months ended March 31, 2005 compared to 76.6% for the corresponding period in 2004. Health care costs for the first quarter of 2005 and 2004 reflect favorable development of prior period health care cost estimates of approximately $127 million pretax (including approximately $54 million pretax related to the release of reserves related to the New York Market Stabilization Pool, discussed below) and $36 million pretax, respectively. The favorable development of prior period health care cost estimates (excluding the release of reserves related to the New York Stabilization Pool, discussed below) relates to health care costs incurred in preceding periods and considers the actual claim experience that emerged in the first quarter of 2005 and 2004 as well as lower than expected health care cost trends. In 2005, the actual claim submission time (i.e., the period of time from the date health care services were provided to our members to the date we received the health care claim from the provider) was shorter than we had anticipated in determining our health care costs payable at December 31, 2004. The acceleration of claim submission times was not evident until the first quarter of 2005, when the majority of the remaining claims for services included in health care costs payable at December 31, 2004 were paid. As a result, the volume of claims incurred but not reported was estimated to be higher than we actually experienced. In addition, claim activity for prior periods was determined to be more complete than previously estimated. As a result of these factors, we recognized favorable development of prior period health care cost estimates (excluding the release of reserves related to the New York Stabilization Pool, discussed below) in the first quarter of 2005 of approximately $73 million (refer to discussion of Health Care Costs Payable below for more information).

The favorable development of prior period health care cost estimates of approximately $127 million recognized in the first quarter of 2005 also includes the release of approximately $54 million pretax of reserves related to our participation in the New York Market Stabilization Pool. In March 2005, we received notification from the New York Insurance Department as to the amounts we owe to this pool. The notification indicated that the New York State Insurance Department has analyzed data submissions from carriers during the period 1999 through 2004 and assessed us a total of approximately $35 million for this period based on our average cost factors compared with other carriers for certain years and in certain markets. The notification requires us to pay this assessment in the second quarter of 2005. At December 31, 2004, we had recorded reserves of approximately $89 million related to this pool and accordingly we reduced this amount by approximately $54 million in the first quarter of 2005. In addition, the notification stated that we are to be a receiver of approximately $58 million from the pool based on our average cost factors compared to other carriers for certain years and in certain markets. We expect to receive this payment within 90 days after all carriers have paid into the pool. Since our ability to collect the $58 million will be contingent upon sufficient funds being paid into the pool by other carriers, we will record this gain contingency when realization is assured, which will be upon the receipt of the cash from the pool. Refer to Note 13 of the Condensed Notes to Consolidated Financial Statements for more information.

Excluding the favorable development of prior period health care cost estimates (including the release of reserves related to participation in the New York Market Stabilization Pool), the adjusted Commercial Risk medical cost ratio was 77.9% for the three months ended March 31, 2005 and 77.6% for the comparable period in 2004 (refer to the reconciliations of Commercial Risk health care costs to adjusted Commercial Risk health care costs below). This slight increase in the medical cost ratio for the first quarter of 2005 reflects a percentage increase in per member medical costs that slightly outpaced the percentage increase in per member premiums, due to higher medical costs for physician, outpatient and pharmacy services offset by a moderation in medical costs for inpatient and ancillary services.

(Millions)	2005	2004

Commercial Risk health care costs (included in total health care costs above)	$2,837.9	$2,546.3
Approximate favorable development of prior period health care cost estimates:
Favorable development of prior period health care cost estimates	73.0	36.0
Release of reserves related to participation in the New York Market Stabilization Pool	54.0	—

Subtotal approximate favorable development of prior period health care cost estimates	127.0	36.0

Adjusted Commercial Risk health care costs	$2,964.9	$2,582.3

Medicare experienced an increase in medical cost ratios for the three months ended March 31, 2005

Medicare premiums increased approximately $16 million for the three months ended March 31, 2005, when compared to the corresponding period in 2004. This increase reflects increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services.

The Medicare medical cost ratio for the first quarter of 2005 was 85.0%, compared to 84.5% for the corresponding period in 2004. Health care costs for the first quarter of 2005 and 2004 reflect favorable development of prior period health care cost estimates of approximately $6 million pretax and $5 million pretax, respectively. Excluding this favorable development, the adjusted Medicare medical cost ratio was 87.4% for the three months ended March 31, 2005, compared to 86.6% for the corresponding period in 2004 (refer to the reconciliations of Medicare health care costs to adjusted Medicare health care costs below). The increase in the medical cost ratio for the first quarter of 2005 reflects a rate of increase for per member health care costs that outpaced the rate of increase for per member premiums, primarily due to higher utilization of health care services in the first quarter of 2005, compared to the corresponding period in 2004.

(Millions)	2005	2004

Medicare health care costs (included in total health care costs above)	$210.6	$195.6
Approximate favorable development of prior period health care cost estimates	6.0	5.0

Adjusted Medicare health care costs	$216.6	$200.6

Health Care Costs Payable

Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported and those which have been reported but not yet paid. We develop such estimates using actuarial principles and assumptions that consider, among other things, historical and projected claim submission patterns, historical and projected claim processing time, medical cost trends, utilization of health care services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors. In developing our estimate of health care costs payable, we consistently apply the actuarial principles and assumptions each period, with consideration to the variability of these factors.

Historical claim payment patterns are analyzed by comparing the claim incurred dates (i.e., the date the service was provided) to the claim payment dates to determine “completion factors”. By aggregating claim data based on the month of service and month of claim payment, we estimate the percentage of claims incurred for a given month that are complete by each month thereafter, hence calculating completion factors. For any given month, substantially all claims are paid within six months of the date of service, but it can take up to 48 months or longer before all of the claims are completely resolved and paid. These historically derived completion factors are then applied to claims paid through the financial statement date to estimate the ultimate claim cost for a given month’s incurred claim activity. The difference between the estimated ultimate claim cost and the claims paid through the financial statement date represent our estimate of remaining claims to be paid as of the financial statement date and included in our health care costs payable.

Completion factors are used predominantly to estimate reserves for claim activity greater than three to four months prior to the financial statement date. However, the actual completion factors used reflect judgments and possible adjustments for such data as claim inventory levels, claim submission patterns and claim processing rates.

Because claims incurred within three to four months prior to the financial statement date have less activity (i.e., a large portion of health care claims are not submitted to us until after the end of the quarter in which services are rendered by providers to members), estimates of the ultimate claims incurred for these months are not based solely on the historically derived completion factors. Rather, the estimates for these months also reflect analysis of medical cost trends, seasonal patterns, changes in membership and product mix, as well as historical and projected claim submission and processing times.

For all the time periods, an extensive degree of judgment is used in the estimation process, and as a result, considerable variability is inherent in such estimates, and the adequacy of the estimates is highly sensitive to changes in medical claims submission and payment patterns (including completion factors) and changes in medical cost trends.

We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations as of March 31, 2005; however, actual claim payments may differ from established estimates. A worsening (or improvement) of medical cost trend (the rate of increase in per member health care costs) or changes in claim submission and payment patterns from those that were assumed in estimating health care costs payable at March 31, 2005 would cause these estimates to change in the near term, and such a change could be material.

Each quarter, we re-examine previously established health care costs payable estimates based on actual claim payments for prior periods and other changes in facts and circumstances. Given the extensive degree of judgment in this estimate, it is possible that estimates of health care costs payable could develop either favorably or unfavorably. We include the impacts of changes in estimates in earnings when they are identified. The changes in the estimate of health care costs payable may relate to the prior fiscal quarter, prior fiscal year or earlier periods.

Other Revenue

Administrative services contracts fees increased approximately $56 million for the three months ended March 31, 2005, when compared to the corresponding period in 2004, reflecting growth in membership, rate increases and sales of add-on services. Net realized capital gains for the three months ended March 31, 2005 and 2004 are due primarily to gains on debt securities from rebalancing our investment portfolio.

Membership

Health Care’s membership as of March 31, 2005 and 2004 was as follows:

	2005			2004
(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Medical:
Commercial	4,841	9,321	14,162	4,415	8,721	13,136
Medicare	101	—	101	102	—	102
Medicaid	—	112	112	—	106	106

Total Medical Membership	4,942	9,433	14,375	4,517	8,827	13,344

Dental	4,918	7,873	12,791	4,599	6,615	11,214

Pharmacy (1)			9,006			8,057

Aetna HealthFund ® (2)			361			183

(1)	At March 31, 2005 and 2004, pharmacy members in thousands include 8,505 and 7,693 members, respectively, receiving pharmacy benefit management services and 501 and 364 members, respectively, who purchased medications through our mail order pharmacy.
(2)	Represents our consumer-directed membership included in Commercial medical membership.

Total medical and dental membership as of March 31, 2005 increased by 1,031 and 1,577 members, respectively, compared to March 31, 2004. The percentage of Risk and ASC medical membership was approximately 34% and 66%, respectively, at both March 31, 2005 and 2004.

GROUP INSURANCE

Group Insurance includes group life insurance products offered on a Risk basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group insurance also includes disability products offered on both a Risk and an employer-funded basis which consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities.

Operating Summary for the Three Months Ended March 31, 2005 and 2004:

(Millions)	2005	2004

Premiums:
Life	$330.1	$295.7
Disability	96.7	78.2
Long-Term Care	23.0	19.8

Total premiums	449.8	393.7

Administrative services contract fees	7.9	6.9
Net investment income	73.9	71.3
Other income	1.0	.9
Net realized capital gains	2.1	12.1

Total revenue	534.7	484.9

Current and future benefits	428.5	374.6
Operating expenses:
Selling expenses	19.1	14.8
General and administrative expenses (1)	42.6	39.7

Total benefits and expenses	490.2	429.1

Income before income taxes	44.5	55.8
Income taxes	12.4	17.1

Net income	$32.1	$38.7

Net realized capital gains, net of tax (included above)	$1.4	$7.9

(1)	Includes salaries and related benefit expenses of $23.6 and $22.8 for the three months ended March 31, 2005 and 2004, respectively.

Group Insurance Results

The table presented below reconciles operating earnings to net income reported in accordance with GAAP. Operating earnings exclude realized capital gains and losses. We believe excluding realized capital gains and losses to arrive at operating earnings provides useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of our business operations. In addition, we use operating earnings to assess performance and make operating decisions.

(Millions, after tax)	2005	2004

Net income	$32.1	$38.7
Net realized capital gains	(1.4)	(7.9)

Operating earnings	$30.7	$30.8

Operating earnings for the three months ended March 31, 2005 was comparable to the corresponding period in 2004. Operating earnings for the first quarter of 2005, when compared to the corresponding period in 2004, reflect higher general and administrative expenses consistent with continued investments in the business and a slightly higher benefit cost ratio, offset by higher net investment income. The Group Insurance benefit cost ratio was 95.3% for the three months ended March 31, 2005, compared to 95.1% for the corresponding period in 2004.

Net realized capital gains for the three months ended March 31, 2005 and 2004 are due primarily to gains on debt securities from rebalancing our investment portfolio. Net realized capital gains for the three months ended March 31, 2004 were partially offset by losses on futures contracts used for managing the maturities of invested assets relative to the payment of expected liabilities.

Membership

Group Insurance’s membership at March 31, 2005 and 2004 was as follows:

(Thousands)	2005	2004

Life	11,160	10,045
Disability	2,653	2,141
Long-Term Care	227	208

Total	14,040	12,394

Total Group Insurance membership as of March 31, 2005 increased by 1.6 million members when compared to March 31, 2004. New membership in Group Insurance was 2.2 million for the twelve months ended March 31, 2005, and lapses and in-force membership reductions were .6 million for the same period.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2005 and 2004:

(Millions)	2005	2004

Premiums	$48.7	$49.0
Net investment income	146.7	134.5
Other income	2.6	3.0
Net realized capital gains	.3	3.1

Total revenue	198.3	189.6

Current and future benefits	186.8	172.4
Operating expenses:
Salaries and related benefits	3.6	3.5
General and administrative expenses	1.3	1.5

Total benefits and expenses	191.7	177.4

Income before income taxes	6.6	12.2
Income taxes	2.3	4.1

Net income	$4.3	$8.1

Net realized capital gains, net of tax (included above)	$.2	$2.0

Assets under management: (1)
Fully guaranteed discontinued products	$4,617.0	$4,664.5
Experience-rated	4,504.3	4,889.5
Non-guaranteed (2)	10,898.3	9,561.3

Total assets under management	$20,019.6	$19,115.3

(1)	Excludes net unrealized capital gains of $436.9 million and $657.2 million at March 31, 2005 and 2004, respectively.
(2)	The increase in non-guaranteed assets under management in 2005 reflects additional deposits accepted from customers and investment appreciation.

Large Case Pension Results

The table presented below reconciles operating earnings to net income reported in accordance with GAAP. Operating earnings exclude realized capital gains and losses. We believe excluding realized capital gains and losses to arrive at operating earnings provides useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of our business operations. In addition, we use operating earnings to assess performance and make operating decisions.

(Millions)	2005	2004

Net income	$4.3	$8.1
Net realized capital gains	(.2)	(2.0)

Operating earnings	$4.1	$6.1

The decrease in operating earnings reflects the continued run-off of underlying liabilities and related assets, including lower net investment income in the continuing operations line of business.

General account assets supporting experience-rated products (where the contractholder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals for the three months ended March 31, 2005 and 2004 were as follows:

(Millions)	2005	2004

Scheduled contract maturities and benefit payments (1)	$95.0	$251.8
Contractholder withdrawals other than scheduled contract maturities and benefit payments	10.6	8.4
Participant-directed withdrawals	5.0	5.1

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Discontinued Products

We discontinued the sale of our fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”)) in 1993. We established a reserve for anticipated future losses on these products based on the present value of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the product obligations.

Results of operations of discontinued products, including net realized capital gains (losses), are credited (charged) to the reserve for anticipated losses. Our results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and favorably affected to the extent future losses are less than anticipated.

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

The results of discontinued products for the three months ended March 31, 2005 and 2004 were as follows:

(Millions)	2005	2004

Interest margin (deficit) (1)	$11.0	$(5.2)
Net realized capital gains	.8	11.8
Interest earned on receivable from continuing products	5.1	4.8
Other, net	4.1	5.5

Results of discontinued products, after tax	$21.0	$16.9

Results of discontinued products, pretax	$29.9	$24.6

Net realized capital gains from bonds, after tax (included above)	$2.8	$7.6

(1)	The interest margin (deficit) is the difference between earnings on invested assets and interest credited to contractholders.

The interest margin for the three months ended March 31, 2005 increased compared to the corresponding period in 2004 primarily due to higher private equity partnership income.

The net realized capital gains for the first quarter of 2005 were due primarily to gains on the sale of debt securities resulting from rebalancing our investment portfolio and gains on future contracts. These gains were partially offset by an other-than-temporary impairment on an equity security. The net realized capital gains for the first quarter of 2004 were due primarily to gains on the sale of debt securities in a low interest rate environment.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $400 million at March 31, 2005 and $395 million at December 31, 2004, net of related deferred taxes payable. These amounts were eliminated in consolidation.

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

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan cash flow assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. Since 1997, a bond default assumption has been included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with the declines in the commercial mortgage loan and real estate portfolios.

The previous years’ actual participant withdrawal experience is used for the current-year assumption. Prior to 1995, we used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the “Society”). In 1995, the Society published the 1994 Uninsured Pensioner’s Mortality table, which has been used since then.

Our assumption about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2005 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2004	$1,079.8
Operating income	24.6
Net realized capital gains	1.2
Mortality and other	4.1

Reserve for anticipated future losses on discontinued products at March 31, 2005	$1,109.7

The discontinued products investment portfolio at March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005		December 31, 2004
(Millions)	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,236.5	65.9%	$3,383.6	68.3%
Loaned securities	380.6	7.8	322.8	6.5

Total debt securities	3,617.1	73.7	3,706.4	74.8
Mortgage loans	589.8	12.0	560.3	11.3
Investment real estate	113.6	2.3	114.8	2.3
Equity securities available for sale	51.9	1.0	57.2	1.2
Other (1)	538.1	11.0	514.4	10.4

Total	$4,910.5	100.0%	$4,953.1	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $20.7 million at March 31, 2005 and $20.9 million at December 31, 2004, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products for the three months ended March 31, 2005 and 2004 were as follows:

(Millions)	2005	2004

Scheduled contract maturities, settlements and benefit payments	$122.8	$126.9
Participant-directed withdrawals	—	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on our long-term and short-term debt and is not recorded in our business segments. After-tax interest expense was $18 million for the three months ended March 31, 2005 compared to $17 million for the corresponding period in 2004.

INVESTMENTS

Investments disclosed in this section relate to our total investment portfolio (including assets supporting discontinued products and experience-rated products).

Total investments at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005			December 31, 2004
(Millions)	Current	Long-term	Total	Current	Long-term	Total

Debt securities available for sale:
Available for use in current operations	$13,777.9	$—	$13,777.9	$14,013.6	$—	$14,013.6
Loaned securities	1,103.6	—	1,103.6	1,150.1	—	1,150.1
On deposit, as required by regulatory authorities	—	548.3	548.3	—	553.4	553.4

Debt securities available for sale	14,881.5	548.3	15,429.8	15,163.7	553.4	15,717.1
Equity securities available for sale	30.8	36.8	67.6	34.5	40.2	74.7
Short-term investments	141.5	—	141.5	194.5	—	194.5
Mortgage loans	53.9	1,436.8	1,490.7	52.7	1,348.2	1,400.9
Investment real estate	—	269.7	269.7	—	274.8	274.8
Other investments	3.4	1,151.4	1,154.8	5.0	1,124.5	1,129.5

Total investments	$15,111.1	$3,443.0	$18,554.1	$15,450.4	$3,341.1	$18,791.5

Debt and Equity Securities

Debt securities represented 83% at March 31, 2005 and 84% at December 31, 2004 of our total general account invested assets and supported the following types of products:

(Millions)	March 31, 2005	December 31, 2004

Supporting discontinued products	$3,637.8	$3,727.3
Supporting experience-rated products	2,010.1	2,083.9
Supporting remaining products	9,781.9	9,905.9

Total debt securities (1)	$15,429.8	$15,717.1

(1)	Total debt securities include “Below Investment Grade” Securities of $860 million at March 31, 2005, and $927 million at December 31, 2004, of which 27% at March 31, 2005 and 28% at December 31, 2004 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $609 million (comprised of gross unrealized capital gains of $738 million and gross unrealized capital losses of $129 million) at March 31, 2005 compared with net unrealized capital gains of $910 million (comprised of gross unrealized capital gains of $949 million and gross unrealized capital losses of $39 million) at December 31, 2004. Of the net unrealized capital gains at March 31, 2005, $293 million relate to assets supporting discontinued products and $132 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2004, $369 million relate to assets supporting discontinued products and $177 million relate to experience-rated products.

Equity securities reflect net unrealized capital gains of $10 million (comprised entirely of gross unrealized capital gains) at March 31, 2005 compared with net unrealized capital gains of $13 million (comprised entirely of gross unrealized capital gains) at December 31, 2004.

If management believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in Shareholders’ Equity, and if the decline is “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is recorded in the Consolidated Statement of Income consistent with the guidance of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our impairment analysis is discussed in more detail in “MD&A – INVESTMENTS” in our 2004 Annual Report.

At March 31, 2005 and December 31, 2004, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.

Capital Gains and Losses

For the three months ended March 31, 2005, net realized capital gains were $4 million ($3 million after tax) and included net investment write-downs from other-than-temporary impairments of $1 million ($.7 million after tax) primarily related to the automotive industry. For the three months ended March 31, 2004, net realized capital gains were $26 million ($17 million after tax) and included net investment write-downs from other-than-temporary impairments of $2 million ($1 million after tax). In 2004, the majority of these impairments were related to the commercial mortgage backed securities. The factors contributing to the impairment losses recognized during the three months ended March 31, 2005 and 2004 did not impact other material investments held at the time. We had no individually material realized losses on debt or equity securities that materially impacted our results of operations during the three months ended March 31, 2005 or 2004.

Mortgage Loans

Our mortgage loan investments, net of impairment reserves, supported the following types of products as of March 31, 2005 and December 31, 2004:

(Millions)	March 31, 2005	December 31, 2004

Supporting discontinued products	$589.8	$560.3
Supporting experience-rated products	314.8	305.3
Supporting remaining products	586.1	535.3

Total mortgage loans	$1,490.7	$1,400.9

The mortgage loan portfolio balance represented 8% of our total invested assets at March 31, 2005 and 7% at December 31, 2004. Problem, restructured and potential problem loans included in mortgage loans were $20 million at March 31, 2005 and December 31, 2004, of which 6% supported discontinued and experience-rated products. Specific impairment reserves on these loans were $4 million at March 31, 2005 and December 31, 2004.

Risk Management and Market-Sensitive Instruments

We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities where appropriate while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, we also use financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. Our use of these derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, warrants, forward contracts and futures contracts. These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall risk.

We regularly evaluate the risk of market-sensitive instruments by examining, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. We also regularly evaluate the appropriateness of investments relative to its management-approved investment guidelines (and operates within those guidelines) and the business objective of the portfolios.

The risks associated with investments supporting experience-rated pension and annuity products in the Large Case Pensions business are assumed by those contractholders and not by us (subject to, among other things, certain minimum guarantees). Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses (refer to “LARGE CASE PENSIONS – Discontinued Products”).

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in our consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of us as of March 31, 2005. Refer to our 2004 Annual Report for a more complete discussion of “Risk Management and Market-Sensitive Instruments.”

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Generally, we meet our operating requirements by maintaining appropriate levels of liquidity in our investment portfolio and using overall cash flows from premiums, deposits and income received on investments. We monitor the duration of our debt securities portfolio (which is highly marketable) and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities. Overall cash flows are used primarily for claim and benefit payments, contract withdrawals and operating expenses.

The following table for the three months ended March 31, 2005 breaks out the operating cash flows of Health Care and Group Insurance and Large Case Pensions separately, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impacts cash flows from investing activities (and not operating cash flows):

	Health Care	Large
	and Group	Case
(Millions)	Insurance(1)	Pensions	Total

Cash flows from operating activities:
Net income	$419.7	$4.3	$424.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of other acquired intangible assets	10.7	—	10.7
Depreciation and other amortization	34.4	—	34.4
Amortization (accretion) of net investment premium (discount)	10.6	(.3)	10.3
Net realized capital gains	(4.1)	(.3)	(4.4)
Changes in assets and liabilities:
Decrease in accrued investment income	3.4	1.7	5.1
(Increase) decrease in premiums due and other receivables	(81.7)	.9	(80.8)
Net change in income taxes	217.0	(3.9)	213.1
Net change in other assets and other liabilities	(455.9)	19.7	(436.2)
Net increase (decrease) in health care and insurance liabilities	42.7	(40.1)	2.6
Other, net	(11.0)	(23.3)	(34.3)

Net cash provided by (used for) operating activities	$185.8	$(41.3)	$144.5

(1)	Includes corporate interest.

Cash flows provided by operating activities were approximately $145 million for the three months ended March 31, 2005. Cash flows provided by operating activities for Health Care and Group Insurance were approximately $186 million. Included in this amount were payments of approximately $150 million pretax related to a prior year physician class action settlement, $180 million pretax in voluntary pension contributions and approximately $93 million pretax of employee related performance-based compensation payments net of current period accruals, reflected in net change in other assets and liabilities. Refer to the “Consolidated Statements of Cash Flows” for additional information.

Dividends

We currently intend to pay an annual dividend of $.04 per common share, payable in the fourth quarter of 2005. Our Board of Directors (the “Board”) reviews our common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

Financings, Financing Capacity and Capitalization

At March 31, 2005, our borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The current portion of our debt consists of $449.7 million of 7.375% senior notes due in March 2006 and is reflected as current portion of long-term debt in our consolidated balance sheet. We currently intend to refinance this obligation upon maturity. We use short-term borrowings from time to time to address timing differences between cash receipts and disbursements. There were no short-term borrowings outstanding during the first quarter of 2005. Our short-term borrowing capacity consists of an $800 million credit facility which terminates in 2009. The credit facility also provides for the issuance of letters of credit at our request, up to $150 million, which count as usage of the available commitments under the facility. The credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1 billion upon our agreement with one or more financial institutions. Our total debt to capital ratio (total debt divided by total debt and shareholders’ equity, adjusted to exclude minimum pension liability adjustments and net unrealized gains or losses on investment securities (“Adjusted Shareholders’ Equity”)) was 14.2% at March 31, 2005 (refer to reconciliation of total shareholders’ equity to Adjusted Shareholders’ Equity below). Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.

(Millions)	March 31, 2005

Total Shareholders’ Equity	$9,039.1
Minimum pension liability	797.7
Net unrealized gains on investment securities	(134.9)

Adjusted Shareholders’ Equity	$9,701.9

Common Stock Transactions

On February 9, 2005, the Board declared a two-for-one stock split of our common stock, which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 25, 2005 (“Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to Shareholders of Record in the form of a stock dividend on March 11, 2005. All share and per share amounts in this MD&A and the accompanying consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods. In connection with the stock split, our Board approved an Amendment to our Articles of Incorporation. This amendment increased the number of our authorized common shares to 1,459,384,998 shares on March 11, 2005.

On February 11, 2005, the Board’s Committee on Compensation and Organization (the “Compensation Committee”) granted approximately 4.0 million stock options to employees to purchase our common shares at $66.75 per share. The February 11, 2005 grants will become 100% vested three years from the grant date, with one-third of the options vesting on June 30, 2005 and the remaining options vesting on the second and third anniversaries of the grant date. During the three months ended March 31, 2005, we issued approximately 5.2 million common shares for benefit plans, predominately related to stock option exercises.

Under our share repurchase programs, approximately 7.8 million shares were repurchased during the three months ended March 31, 2005. As of March 31, 2005, the capacity remaining under our share repurchase authorizations was approximately $938 million. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for more information. For the first quarter of 2005, we had weighted average common shares outstanding, including common share equivalents, of approximately 306 million (refer to Note 4 of Condensed Notes to Consolidated Financial Statements).

Ratings

As of April 27, 2005 the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) were as follows:

Moody’s
			Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s

Aetna Inc. (senior debt) (1)	bbb+	BBB+	Baa1	BBB+

Aetna Inc. (commercial paper) (1)	AMB-2	F2	P-2	A-2

ALIC (financial strength) (1)	A	A+	A1	A

(1)	A.M. Best has the ratings on outlook-stable. Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-positive. Moody’s has the ratings on outlook-positive. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-stable.

CRITICAL ACCOUNTING POLICIES

Refer to “Critical Accounting Policies” in our 2004 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

NEW ACCOUNTING STANDARDS

Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

REGULATORY ENVIRONMENT

Refer to “Regulatory Environment” in our 2004 Annual Report for information on regulation of our business.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The “Forward-Looking Information/Risk Factors” portion of our 2004 Annual Report contains a discussion of important risk factors related to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in “MD&A – INVESTMENTS.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Aetna Inc. and its subsidiaries (collectively, the “Company”) maintains disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

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

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case pending in the Florida Federal Court. Judicial approval of the Physician Settlement Agreement became final on January 18, 2005. The Company believes that the Physician Settlement Agreement resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement, including the Louisiana state court action. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. The Company has not received any insurance recoveries as of March 31, 2005.

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

Effective February 2005, the parties agreed to dismiss Mr. Donaldson and Dr. Rowe from the action, and the Company and class representatives entered into an agreement (the “Securities Settlement Agreement”) to settle the Securities Complaint. The Securities Settlement Agreement is subject to court approval. The settlement amount is not material to the Company.

Insurance Industry Brokerage Practices Matters

The Company has received subpoenas for information from the New York Attorney General, the Connecticut Attorney General and other attorneys general as well as requests for information from various insurance regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. The Company is cooperating with these inquiries.

On October 20, 2004, Ronald Scott Shirley filed an action (the “Shirley Action”) in the United States District Court for the Southern District of California against the Company, Universal Life Resources, a broker, and others, including other major insurance companies, alleging a conspiracy to fraudulently market, sell and administer a variety of insurance products through employee benefit plans. By means of an amended complaint filed in the Shirley Action, the Company was dismissed from that action in January 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the monthly share repurchases by the Company as part of publicly announced programs for the three months ended March 31, 2005:

			Total Number of
			Shares Purchased	Maximum Number of
			as Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced	Be Purchased Under
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Programs	the Programs

January 1, 2005 – January 31, 2005	—	$—	—	$750.0
February 1, 2005 – February 28, 2005	3.8	$70.18	3.8	$1,233.3
March 1, 2005 – March 31, 2005	4.0	$74.67	4.0	$938.4

On September 24, 2004 and February 25, 2005, the Company announced that its Board authorized two share repurchase programs for the repurchase of up to $750 million of common stock ($1.5 billion in aggregate). During the first quarter of 2005, the Company repurchased approximately 7.8 million shares of common stock at a cost of approximately $562 million. As of March 31, 2005, the Company has authorization to repurchase up to approximately $938 million of common stock remaining under the two authorizations.

On February 9, 2005, the Board declared a two-for-one stock split of the Company’s common stock, which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 25, 2005 (“Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to Shareholders of Record in the form of a stock dividend on March 11, 2005. All share amounts for periods prior to the stock split have been adjusted to reflect the stock split. In connection with the stock split, the Company’s Board approved an amendment to the Company’s Articles of Incorporation. This amendment increased the number of authorized common shares of the Company to 1,459,384,998 shares on March 11, 2005.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation of Aetna Inc., effective March 14, 2005, incorporated herein by reference to Exhibit 99.2 of Aetna Inc.’s Form 8-K filed on March 14, 2005.

10	Material contracts

10.1	Aetna Inc. 2000 Stock Incentive Plan.

10.2	Aetna Inc. Non-Employee Director Compensation Plan.

11	Statements re: computation of per share earnings

11.1	Incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statement in the Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratios.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 27, 2005.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant

Date April 28, 2005	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method
10	Material contracts

10.1	Aetna Inc. 2000 Stock Incentive Plan.	Electronic

10.2	Aetna Inc. Non-Employee Director Compensation Plan.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratios.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 27, 2005.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic