Form 10-Q
period 2005-06-30
AETNA INC /PA/
filed 2005-07-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

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

There were 289,952,480 shares of voting common stock with a par value of $.01 outstanding at June 30, 2005.

Part I Financial Information

Item 1. Financial Statements

Consolidated Statements of Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2005	2004	2005	2004

Revenue:
Health care premiums	$4,145.7	$3,648.0	$8,199.2	$7,205.8
Other premiums	501.7	434.4	1,000.2	877.1
Administrative services contract fees	572.4	517.2	1,141.3	1,029.4
Net investment income	256.6	260.2	547.8	531.7
Other income *	14.8	9.4	25.2	20.4
Net realized capital gains	5.7	5.8	10.1	31.9

Total revenue	5,496.9	4,875.0	10,923.8	9,696.3

Benefits and expenses:
Health care costs **	3,244.7	2,875.1	6,293.2	5,616.9
Current and future benefits	581.3	535.0	1,196.6	1,082.0
Operating expenses:
Selling expense	205.9	169.5	408.9	333.1
General and administrative expenses	852.5	809.8	1,712.3	1,629.9
Interest expense	30.5	25.2	57.7	50.7
Amortization of other acquired intangible assets	11.5	12.7	22.2	25.4
Reduction of reserve for anticipated future losses on discontinued products	(66.7)	—	(66.7)	—

Total benefits and expenses	4,859.7	4,427.3	9,624.2	8,738.0

Income from continuing operations before income taxes (benefits)	637.2	447.7	1,299.6	958.3
Income taxes (benefits):
Current	170.0	164.7	352.6	358.7
Deferred	57.5	(3.3)	113.3	(12.5)

Total income taxes	227.5	161.4	465.9	346.2

Income from continuing operations	409.7	286.3	833.7	612.1
Discontinued operations, net of tax (Note 16)	—	—	—	40.0

Net income	$409.7	$286.3	$833.7	$652.1

Earnings per common share:
Basic:
Income from continuing operations	$1.41	$.93	$2.86	$1.99
Discontinued operations, net of tax	—	—	—	.13

Net income	$1.41	$.93	$2.86	$2.12

Diluted:
Income from continuing operations	$1.35	$.90	$2.74	$1.91
Discontinued operations, net of tax	—	—	—	.13

Net income	$1.35	$.90	$2.74	$2.04

*   Other income includes administrative services contract member co-payment revenue and plan sponsor reimbursements related to the Company’s mail order pharmacy of $4.0 million and $8.1 million (net of pharmaceutical and processing costs of $219.6 million and $418.7 million) for the three and six months ended June 30, 2005, respectively, and $3.6 million and $ 7.9 million (net of pharmaceutical and processing costs of $149.6 million and $283.7 million) for the three and six months ended June 30, 2004, respectively.
** Health care costs have been reduced by fully insured member co-payment revenue related to the Company’s mail order pharmacy of $19.7 million and $36.8 million for the three and six months ended June 30, 2005, respectively, and $14.7 million and $28.3 million for the three and six months ended June 30, 2004, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	At June 30,	At December 31,
(Millions, except share data)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,118.9	$1,396.0
Investment securities	13,786.2	14,242.6
Other investments	220.1	57.7
Premiums receivable, net	319.0	256.1
Other receivables, net	513.5	314.0
Accrued investment income	186.3	198.6
Collateral received under securities loan agreements	1,255.9	1,173.8
Loaned securities	1,230.4	1,150.1
Income taxes receivable	97.2	226.8
Deferred income taxes	200.4	196.0
Other current assets	393.7	304.5

Total current assets	19,321.6	19,516.2

Long-term investments	1,762.9	1,718.1
Mortgage loans	1,291.1	1,348.2
Investment real estate	275.7	274.8
Reinsurance recoverables	1,158.7	1,173.0
Goodwill	4,103.3	3,687.8
Other acquired intangible assets, net	637.1	460.3
Property and equipment, net	241.6	233.6
Deferred income taxes	116.8	300.0
Other long-term assets	433.0	405.9
Separate Accounts assets	13,732.0	13,015.8

Total assets	$43,073.8	$42,133.7

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,864.3	$1,927.1
Future policy benefits	806.3	837.6
Unpaid claims	741.7	707.7
Unearned premiums	156.8	121.8
Policyholders’ funds	655.8	672.5
Collateral payable under securities loan agreements	1,255.9	1,173.8
Current portion of long-term debt	449.8	—
Accrued expenses and other current liabilities	1,593.5	1,570.8

Total current liabilities	7,524.1	7,011.3

Future policy benefits	7,745.1	7,859.5
Unpaid claims	1,116.8	1,081.5
Policyholders’ funds	1,490.2	1,453.1
Long-term debt, less current portion	1,155.7	1,609.7
Other long-term liabilities	865.0	1,021.4
Separate Accounts liabilities	13,732.0	13,015.8

Total liabilities	33,628.9	33,052.3

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 1,452,287,238 shares authorized, 289,952,480 shares issued and outstanding in 2005 and $.01 par value, 732,492,499 shares authorized, 293,005,672 shares issued and outstanding in 2004)	2,586.5	3,076.5
Retained earnings	7,380.1	6,546.4
Accumulated other comprehensive loss	(521.7)	(541.5)

Total shareholders’ equity	9,444.9	9,081.4

Total liabilities and shareholders’ equity	$43,073.8	$42,133.7

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Number of	Common		Accumulated
	Common	Stock and		Other	Total
	Stock Shares	Additional	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions, except per share data)	Outstanding	Paid-in Capital	Earnings	Income (Loss)	Equity	Income

Six Months Ended June 30, 2005
Balance at December 31, 2004	293,005,672	$3,076.5	$6,546.4	$(541.5)	$9,081.4
Comprehensive income:
Net income	—	—	833.7	—	833.7	$833.7
Other comprehensive income:
Net unrealized gains on securities (1)	—	—	—	20.8	20.8
Net foreign currency losses	—	—	—	(.7)	(.7)
Net derivative losses (1)	—	—	—	(.3)	(.3)

Other comprehensive income	—	—	—	19.8	19.8	19.8

Total comprehensive income						$853.5

Common shares issued for benefit plans	7,944,568	327.3	—	—	327.3
Repurchases of common shares	(10,997,760)	(817.3)	—	—	(817.3)

Balance at June 30, 2005	289,952,480	$2,586.5	$7,380.1	$(521.7)	$9,444.9

Six Months Ended June 30, 2004

Balance at December 31, 2003	305,156,502	$4,024.8	$4,307.2	$(408.0)	$7,924.0
Comprehensive income:
Net income	—	—	652.1	—	652.1	$652.1
Other comprehensive loss:
Net unrealized losses on securities (1)	—	—	—	(156.1)	(156.1)
Net foreign currency losses	—	—	—	(1.2)	(1.2)
Net derivative gains (1)	—	—	—	.3	.3

Other comprehensive loss	—	—	—	(157.0)	(157.0)	(157.0)

Total comprehensive income						$495.1

Common shares issued for benefit plans	11,992,804	308.3	—	—	308.3
Repurchases of common shares	(9,957,200)	(419.2)	—	—	(419.2)

Balance at June 30, 2004	307,192,106	$3,913.9	$4,959.3	$(565.0)	$8,308.2

(1)	Net of reclassification adjustments (refer to Note 8).

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(Millions)	2005	2004

Cash flows from operating activities:
Net income	$833.7	$652.1
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	(40.0)
Amortization of other acquired intangible assets	22.2	25.4
Depreciation and amortization	71.7	71.6
Amortization of net investment premium	17.4	22.7
Net realized capital gains	(10.1)	(31.9)
Changes in assets and liabilities:
Decrease in accrued investment income	12.3	8.7
(Increase) decrease in premiums due and other receivables	(109.7)	7.6
Net change in income taxes	379.2	185.9
Net change in other assets and other liabilities	(357.8)	(384.1)
Decrease in health care and insurance liabilities	(87.5)	(224.2)
Other, net	(24.1)	(11.2)

Net cash provided by operating activities	747.3	282.6

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	5,261.9	5,147.5
Other investments	595.9	1,604.2
Cost of investments in:
Debt securities available for sale	(4,959.2)	(5,203.4)
Other investments	(557.0)	(1,561.0)
Increase in property, equipment and software	(108.5)	(73.7)
Cash used for acquisitions, net of cash acquired	(631.1)	—

Net cash used for investing activities	(398.0)	(86.4)

Cash flows from financing activities:
Deposits and interest credited for investment contracts	20.0	30.3
Withdrawals of investment contracts	(23.3)	(283.0)
Common shares issued under benefit plans	179.1	184.0
Common shares repurchased	(802.2)	(417.4)
Other, net	—	6.0

Net cash used for financing activities	(626.4)	(480.1)

Net decrease in cash and cash equivalents	(277.1)	(283.9)
Cash and cash equivalents, beginning of period	1,396.0	1,433.4

Cash and cash equivalents, end of period	$1,118.9	$1,149.5

Supplemental cash flow information:
Interest paid	$55.8	$50.7
Income taxes paid	86.0	161.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Condensed Notes to Consolidated Financial Statements

1. Organization

The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of health and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include Health Savings Accounts (“HSA”) and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor or member in the case of HSAs). The Group Insurance segment includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products (refer to Note 15 for additional information).

On February 9, 2005, the Board of Directors declared a two-for-one stock split of the Company’s common stock effected in the form of a 100% common stock dividend. All shareholders of record on February 25, 2005 received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to shareholders of record in the form of a stock dividend on March 11, 2005. All share and per share amounts in the accompanying consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.

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

Future Application of Accounting Standard
Accounting for Share-Based Payment
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“FAS”) No. 123-Revised, “Share-Based Payment” (“FAS 123-R”). FAS 123-R requires companies to charge the fair value of all share-based payment awards (including stock options) issued to employees and non-employees to expense. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The provisions of this standard are effective for all new share-based arrangements entered into in the first quarter of 2006, as well as the fair value of the unvested portion of existing arrangements as of January 1, 2006. The estimated fair value of the unvested portion of existing arrangements as of January 1, 2006 is expected to be approximately $29 million, of which approximately $16 million will be expensed in 2006 in addition to the fair value of any future grants.

Stock-Based Compensation
At June 30, 2005, the Company had various stock-based employee incentive plans, which are described more fully in Note 13 to the consolidated financial statements presented in the 2004 Annual Report. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair value of the stock on the date the option is granted. The following table illustrates the pro forma net income and pro forma earnings per common share as if the Company had applied the fair value based method of accounting to all awards of stock-based employee compensation for the three and six months ended June 30, 2005 and 2004. The Company uses a modified Black-Scholes option pricing model to estimate fair value.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2005	2004	2005	2004

Net income, as reported	$409.7	$286.3	$833.7	$652.1
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	.1	2.8	.3	6.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(14.9)	(26.9)	(49.7)	(47.0)

Pro forma net income	$394.9	$262.2	$784.3	$612.0

Earnings per common share:
Basic – as reported	$1.41	$.93	$2.86	$2.12
Basic – pro forma	1.36	.86	2.69	1.99

Diluted – as reported	1.35	.90	2.74	2.04
Diluted – pro forma	1.30	.82	2.58	1.91

3. Acquisitions

In January 2005, the Company acquired Strategic Resource Company (“SRC”), a privately held administrator of group limited benefit products for part-time and hourly workers. For approximately $252 million, financed through available cash, Aetna acquired 100% of the stock of SRC and reinsured the insurance contracts administered by SRC. Approximately $72 million of the purchase price is held in escrow pending resolution of certain future events. In the first quarter of 2005, the Company recorded approximately $82 million of intangible assets (primarily customer lists) and approximately $123 million of goodwill which represents the purchase price in excess of the fair value of the net assets acquired.

In May 2005, the Company acquired Active Health Management, Inc. (“Active Health”), a privately held health management and health care data analytics company, for approximately $405 million, financed through available cash. In the second quarter of 2005, the Company has preliminarily recorded approximately $116 million of intangible assets (primarily customer lists, technology and trademarks) and goodwill of approximately $293 million, which represents the purchase price in excess of the fair value of the net assets acquired. The Company’s intangible assets and goodwill are subject to adjustment upon completion of purchase accounting valuations for the Active Health acquisition.

In July 2005, the Company acquired HMS Healthcare, Inc. (“HMS”), a privately held regional health care network, primarily in Michigan and Colorado, for approximately $390 million, financed through available cash. The Company’s intangible assets and goodwill are subject to completion of purchase accounting valuations for the HMS acquisition.

4. Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three and six months ended June 30, 2005 and 2004 is as follows:

	Income	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

Three Months Ended June 30, 2005
Basic EPS:
Income from continuing operations	$409.7	290.7	$1.41
Effect of dilutive securities:
Stock options and other		12.4

Diluted EPS:
Income from continuing operations and assumed conversions	$409.7	303.1	$1.35

Three Months Ended June 30, 2004
Basic EPS:
Income from continuing operations	$286.3	306.3	$.93
Effect of dilutive securities:
Stock options and other		13.6

Diluted EPS:
Income from continuing operations and assumed conversions	$286.3	319.9	$.90

Six Months Ended June 30, 2005
Basic EPS:
Income from continuing operations	$833.7	292.0	$2.86
Effect of dilutive securities:
Stock options and other		11.9

Diluted EPS:
Income from continuing operations and assumed conversions	$833.7	303.9	$2.74

Six Months Ended June 30, 2004
Basic EPS:
Income from continuing operations	$612.1	307.1	$1.99
Effect of dilutive securities:
Stock options and other		12.8

Diluted EPS:
Income from continuing operations and assumed conversions	$612.1	319.9	$1.91

5. Operating Expenses

For the three and six months ended June 30, 2005 and 2004, selling expenses (which include broker commissions, the variable component of the Company’s internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Selling expenses	$205.9	$169.5	$408.9	$333.1

General and administrative expenses:
Salaries and related benefits	518.6	499.4	1,057.8	1,007.8	(1)
Other general and administrative expenses	333.9	310.4	654.5	622.1

Total general and administrative expenses	852.5	809.8	1,712.3	1,629.9

Total operating expenses	$1,058.4	$979.3	$2,121.2	$1,963.0

(1)	Salaries and related benefits for the six months ended June 30, 2004 include a curtailment benefit of $31.8 million related to the elimination of the dental subsidy for all retirees.

6. Other Acquired Intangible Assets

Other acquired intangible assets at June 30, 2005 and December 31, 2004 were as follows:

		Accumulated		Amortization
(Millions)	Cost	Amortization	Net Balance	Period (Years)

June 30, 2005
Other acquired intangible assets:
Provider networks	$680.2	$239.1	$441.1	20-25
Customer lists	1,036.5	924.3	112.2	5-9
Technology	49.8	.3	49.5	3-5
Other	9.8	1.1	8.7	3-5
Trademarks (indefinite lived)	25.6	—	25.6	Indefinite

Total other acquired intangible assets (1)	$1,801.9	$1,164.8	$637.1

December 31, 2004
Other acquired intangible assets:
Provider networks	$679.9	$225.1	$454.8	20-25
Customer lists	919.0	917.5	1.5	5-7
Other	4.0	—	4.0	3-5

Total other acquired intangible assets	$1,602.9	$1,142.6	$460.3

(1)	Other acquired intangible assets include $116.3 million related to the acquisition of Active Health that are considered preliminary, pending the finalization of purchase accounting valuations (refer to Note 3 for additional information).

     Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2006	$54.7
2007	54.1
2008	54.1
2009	53.1
2010	46.5

7. Investments

Total investments at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005					December 31, 2004
(Millions)	Current		Long-term		Total	Current		Long-term		Total

Debt securities available for sale:
Available for use in current operations	$13,654.2	(1)	$—		$13,654.2	$14,013.6	(1)	$—		$14,013.6
Loaned securities	1,230.4		—		1,230.4	1,150.1		—		1,150.1
On deposit, as required by regulatory authorities	—		570.4	(3)	570.4	—		553.4	(3)	553.4

Debt securities available for sale	14,884.6		570.4		15,455.0	15,163.7		553.4		15,717.1
Equity securities available for sale	32.2	(1)	43.5	(3)	75.7	34.5	(1)	40.2	(3)	74.7
Short-term investments	99.8	(1)	—		99.8	194.5	(1)	—		194.5
Mortgage loans	216.5	(2)	1,291.1		1,507.6	52.7	(2)	1,348.2		1,400.9
Investment real estate	—		275.7		275.7	—		274.8		274.8
Other investments	3.6	(2)	1,149.0	(3)	1,152.6	5.0	(2)	1,124.5	(3)	1,129.5

Total investments	$15,236.7		$3,329.7		$18,566.4	$15,450.4		$3,341.1		$18,791.5

(1)	Included in investment securities on the Consolidated Balance Sheets totaling $13.8 billion and $14.2 billion at June 30, 2005 and December 31, 2004, respectively.
(2)	Included in other investments on the Consolidated Balance Sheets totaling $220.1 million and $57.7 million at June 30, 2005 and December 31, 2004, respectively.
(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.8 billion and $1.7 billion at June 30, 2005 and December 31, 2004, respectively.

Sources of net investment income for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Debt securities	$214.1	$223.0	$430.4	$443.1
Mortgage loans	35.7	32.1	63.5	64.6
Other	4.2	9.9	49.3	30.6
Cash equivalents and other short-term investments	13.5	4.7	25.1	11.1
Equity securities	.1	—	.9	.8
Investment real estate	(1.8)	(3.7)	(3.4)	(3.6)

Gross investment income	265.8	266.0	565.8	546.6
Less: investment expenses	(9.2)	(5.8)	(18.0)	(14.9)

Net investment income (1)	$256.6	$260.2	$547.8	$531.7

(1)	Includes amounts related to experience-rated contractholders of $38.2 million and $73.9 million during the three and six months ended June 30, 2005, respectively, and $38.6 million and $78.5 million during the three and six months ended June 30, 2004, respectively. Interest credited to experience-rated contract holders is included in current and future benefits.

Net realized capital gains (losses) for the three months and six months ended June 30, 2005 and 2004, excluding amounts related to experience-rated contractholders and discontinued products, on investments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Debt securities	$(1.7)	$(4.6)	$3.4	$25.1
Equity securities	—	6.0	—	6.8
Other	7.4	4.4	6.7	—

Pretax net realized capital gains	$5.7	$5.8	$10.1	$31.9

After-tax net realized capital gains	$3.7	$3.7	$6.6	$20.7

Net realized capital gains (losses) of $(4) million and $(2) million for the three and six months ended June 30, 2005, respectively, and $3 million and $11 million for the three and six months ended June 30, 2004, respectively, related to experience-rated contractholders were deducted from net realized capital gains (losses), and an offsetting amount is reflected in policyholders’ funds. Net realized capital gains (losses) of $(1) million and $(.1) million for the three and six months ended June 30, 2005, respectively, and $(4) million and $14 million for the three and six months ended June 30, 2004, respectively, related to discontinued products were deducted from net realized capital gains (losses), and an offsetting amount is reflected in the reserve for anticipated future losses on discontinued products.

8. Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30,
(Millions)	2005	2004

Securities:
Net unrealized holding gains (losses) arising during the period (1)	$11.7	$(150.2)
Less: reclassification adjustment for gains (losses) included in net income (2)	(9.1)	5.9

Net unrealized gains (losses) on securities	$20.8	$(156.1)

(1)	Pretax net unrealized holding gains (losses) arising during the six months ended June 30, 2005 and 2004 were $18.0 million and $(231.1) million, respectively.
(2)	Pretax reclassification adjustments for (losses) gains included in net income were $(14.0) million and $9.1 million for the six months ended June 30, 2005 and 2004, respectively.

Changes in accumulated other comprehensive income (loss) related to changes in derivatives gains (losses) for the six months ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30,
(Millions)	2005	2004

Derivatives:
Net derivative gains (losses) arising during the period (1)	$1.5	$(.5)
Less: reclassification adjustment for gains (losses) included in net income (2)	1.8	(.8)

Net derivative (losses) gains	$(.3)	$.3

(1)	Pretax net derivative gains (losses) arising during the six months ended June 30, 2005 and 2004 were $2.3 million and $(.8) million, respectively.
(2)	Pretax reclassification adjustments for gains (losses) included in net income were $2.8 million and $(1.2) million for the six months ended June 30, 2005 and 2004, respectively.

9. Benefit Plans

Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plans for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Service cost	$23.2	$19.0	$46.4	$38.0
Interest cost	68.5	65.3	137.0	130.6
Expected return on plan assets	(92.6)	(77.6)	(185.2)	(155.2)
Amortization of prior service cost	1.3	1.4	2.6	2.8
Recognized net actuarial loss	18.6	16.0	37.2	32.0

Net periodic benefit cost	$19.0	$24.1	$38.0	$48.2

Components of the net periodic benefit cost of the Company’s other post-retirement benefit plans for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Service cost	$.1	$.1	$.2	$.2
Interest cost	7.0	6.5	14.0	13.0
Expected return on plan assets	(1.1)	(1.1)	(2.2)	(2.2)
Amortization of prior service cost	(.3)	(.3)	(.6)	(.6)
Recognized net actuarial loss	1.5	.5	3.0	1.0

Net periodic benefit cost before curtailment benefit	7.2	5.7	14.4	11.4
Curtailment benefit	—	—	—	(31.8	) (1)

Net periodic benefit cost (income)	$7.2	$5.7	$14.4	$(20.4)

(1)	Reflects a plan amendment made in January 2004 to eliminate the dental subsidy for all retirees. Refer to Note 13 of the consolidated financial statements presented in the 2004 Annual Report for additional information.

10. Debt

The carrying value of long-term debt at June 30, 2005 and December 31, 2004 was as follows:

	June 30,	December 31,
(Millions)	2005	2004

Senior notes, 7.375%, due 2006	$449.8	$449.6
Senior notes, 7.875%, due 2011	447.9	447.7
Senior notes, 8.50%, due 2041	707.8	712.4

Total long-term debt	1,605.5	1,609.7
Less current portion of long-term debt (1)	(449.8)	—

Long-term debt, less current portion	$1,155.7	$1,609.7

(1)	At June 30, 2005, there were no short-term borrowings outstanding. The 7.375% senior notes due March 2006 have been classified as current in the accompanying consolidated balance sheet as of June 30, 2005.

The Company’s revolving credit facility contains financial covenants. Under the terms of the facility, the Company is required to maintain a minimum level of shareholders’ equity, excluding any minimum pension liability adjustment and any net unrealized capital gains and losses (“Adjusted Consolidated Net Worth”), as of each fiscal quarter end. The required minimum level is increased by 50% of the Company’s consolidated net income each quarter beginning with the quarter ending December 31, 2004. At June 30, 2005, the Company met its required minimum level of Adjusted Consolidated Net Worth of approximately $7.3 billion. The Company is also required to maintain its ratio of total debt to consolidated capitalization as of each fiscal quarter end at or below .4 to 1.0. For this purpose, consolidated capitalization equals the sum of Adjusted Consolidated Net Worth and total debt (as defined in the facility). The Company met this requirement at June 30, 2005.

In December 2002, the Company entered into an interest rate swap agreement to convert the fixed rate of 8.5% on $200 million of its senior notes to a variable rate of three-month LIBOR plus 254.0 basis points. In December 2001, the Company entered into an interest rate swap agreement to convert the fixed rate of 8.5% on $350 million of its senior notes to a variable rate of three-month LIBOR plus 159.5 basis points. Based on the terms of the swap agreements, they qualified as fair value hedges. In May 2005, the Company sold both of these interest rate swap agreements. At the time of the sale of the interest rate swap agreements, the cumulative fair value adjustment of the debt on the balance sheet was a gain of $7.8 million. As a result of the sale, the cumulative fair value adjustment will be amortized as a reduction of interest expense over the remaining life of the applicable senior notes.

11. Capital Stock

On September 24, 2004 and February 25, 2005, the Board of Directors authorized two share repurchase programs for the repurchase of up to $750 million of common stock ($1.5 billion in aggregate). During the six months ended June 30, 2005, the Company repurchased approximately 11.0 million shares of common stock at a cost of approximately $817 million (approximately $15 million of these repurchase transactions were settled in early July 2005), completing the September 24, 2004 authorization and utilizing a portion of the February 25, 2005 authorization. At June 30, 2005, the Company had authorization to repurchase up to approximately $683 million of common stock remaining under the February 25, 2005 authorization.

On February 11, 2005, the Board of Directors’ Committee on Compensation and Organization (the “Compensation Committee”) granted approximately 4.0 million stock options to employees to purchase common shares of the Company at $66.75 per share. The February 11, 2005 grants will become 100% vested three years from the grant date, with one-third of the options vesting on June 30, 2005 and the remaining options vesting on the second and third anniversaries of the grant date. During the six months ended June 30, 2005, the Company issued approximately 7.9 million common shares for benefit plans, predominantly related to stock option exercises.

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

Under the Aetna Inc. Employee Stock Purchase Plan (the “ESPP”), 11.8 million of the Company’s common shares are reserved for issuance at June 30, 2005 in accordance with the ESPP’s provisions. Employee contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period. A six-month accumulation period commenced on December 20, 2004 and ended on June 17, 2005. The purchase price for this offering was at a 10% discount from the lesser of the stock’s fair market value on December 20, 2004 or
June 17, 2005. For the six months ended June 30, 2005, approximately 150,000 shares of common stock were purchased under the ESPP at the purchase price of $55.60 per share. On June 20, 2005, another six-month accumulation period commenced. This accumulation period ends on December 16, 2005, and the purchase price for this offering is at a 10% discount from the lesser of the stock’s fair market value on June 20, 2005 or December 16, 2005.

12. Dividend Restrictions and Statutory Surplus

Under regulatory requirements, the amount of dividends that may be paid through the end of 2005 to Aetna by its insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $392 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders.

At June 30, 2005, the combined statutory surplus of the Company’s insurance and HMO subsidiaries was $4.1 billion. At December 31, 2004, such surplus was $4.0 billion.

13. Commitments and Contingencies

New York Market Stabilization Pool
In March 2005, the Company received notification from the New York State Insurance Department as to its status with respect to participation in the New York State Market Stabilization Pool under New York Regulation 146 (“Regulation 146”) for the years 1999 through 2004. Regulation 146 requires all carriers with small group and/or individual business in New York State to participate in a market stabilization pooling mechanism under which carriers that experience higher than average cost factors in providing services to members with specified medical conditions receive payments from the pool, and carriers that experience lower than average cost factors make payments to the pool. From 1999 through 2004, in the absence of any pool data regarding relative average cost factors of the carriers doing business in New York State, the Company made provision for its estimate of liabilities incurred in this pool based on discussions with the New York State Insurance Department and historical experience.

The notification provided both that the Company must make certain payments to the pool and that the Company would receive certain payments from the pool. The notification provided that the Company was required to make a payment of approximately $35 million to the pool. The required payment was less than the Company’s related recorded reserves (included in health care costs payable) of approximately $89 million as of December 31, 2004, and resulted in the release of approximately $54 million pretax of reserves during the first quarter of 2005. Also, the notification provided that the Company would receive approximately $58 million from the pool, subject to certain contingencies. This represented a net receivable position from the pool of $23 million.

In June 2005, the Company and other carriers participating in the pool, along with the New York State Insurance Department, entered into an agreement that modified the mechanism by which the amounts due to (or receivable from) the pool were to be settled. Under this agreement, the Company agreed to a $9 million reduction of its net receivable from the pool. The agreement also calls for all amounts receivable from or payable to the pool to be netted against each other for settlement purposes.

As a result, the Company will be a net receiver of approximately $14 million in cash from the pool in satisfaction of all remaining obligations relating to the pool for these periods. The Company expects to receive this cash in the third quarter of 2005. Accordingly, during the second quarter of 2005, the Company released the $35 million liability recorded as of March 31, 2005 and recorded a receivable of approximately $14 million, resulting in a $49 million pretax reduction in health care costs in the three months ended June 30, 2005. This settlement agreement eliminates any further payment obligation by the Company for 2005. The New York State Insurance Department intends to propose a new pooling mechanism for years subsequent to 2005.

Litigation

Managed Care Class Action Litigation
From 1999 through early 2003, the Company was involved in purported class action lawsuits as part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies. These cases, brought on behalf of health care providers (the “Provider Cases”), alleged generally that the Company and other defendant managed care organizations engaged in coercive behavior or a variety of improper business practices in dealing with health care providers and conspired with one another regarding this purported wrongful conduct.

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). The Company believes that the Physician Settlement Agreement, which has received final court approval, resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. The Company has not received any insurance recoveries as of June 30, 2005.

Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases, including allegations of violations of the Racketeer Influenced and Corrupt Organizations Act. These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings. The Company intends to defend each of these cases vigorously.

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

In connection with this industry wide review, the Company may receive additional subpoenas and requests for information from other attorneys general and other regulators, and the Company could be named in related litigation.

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

14. Segment Information

Summarized financial information for the Company’s principal operations for the three months ended June 30, 2005 and 2004 were as follows:

		Group	Large Case	Corporate	Discontinued	Total
(Millions)	Health Care	Insurance	Pensions	Interest	Operations	Company

Three months ended June 30, 2005
Revenue from external customers	$4,722.4	$456.4	$55.8	$—	$—	$5,234.6
Net investment income	70.7	63.5	122.4	—	—	256.6

Total revenue excluding net realized capital gains (losses)	$4,793.1	$519.9	$178.2	$—	$—	$5,491.2

Operating earnings (loss) (1)	$343.6	$31.3	$7.5	$(19.8)	$—	$362.6
Other item (2)	—	—	43.4	—	—	43.4
Net realized capital gains (losses), net of tax	2.5	1.9	(.7)	—	—	3.7

Net income (loss)	$346.1	$33.2	$50.2	$(19.8)	$—	$409.7

Three months ended June 30, 2004
Revenue from external customers	$4,164.4	$394.0	$50.6	$—	$—	$4,609.0
Net investment income	63.9	66.0	130.3	—	—	260.2

Total revenue excluding net realized capital gains (losses)	$4,228.3	$460.0	$180.9	$—	$—	$4,869.2

Operating earnings (loss) (1)	$264.0	$27.2	$7.9	$(16.5)	$—	$282.6
Net realized capital gains (losses), net of tax	(1.4)	2.3	2.8	—	—	3.7

Net income (loss)	$262.6	$29.5	$10.7	$(16.5)	$—	$286.3

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains and the other item (see (2) below). While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.
(2)	The other item excluded from operating earnings (loss) for the three months ended June 30, 2005 consists of $43 million after tax ($67 million pretax) from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment. There was no such reduction for the three months ended June 30, 2004.

Summarized financial information for the Company’s principal operations for the six months ended June 30, 2005 and 2004 were as follows:

		Group	Large Case	Corporate	Discontinued	Total
(Millions)	Health Care	Insurance	Pensions	Interest	Operations	Company

Six months ended June 30, 2005
Revenue from external customers	$9,343.7	$915.1	$107.1	$—	$—	$10,365.9
Net investment income	141.3	137.4	269.1	—	—	547.8

Total revenue excluding net realized capital gains (losses)	$9,485.0	$1,052.5	$376.2	$—	$—	$10,913.7

Operating earnings (loss) (1)	$747.6	$62.0	$11.6	$(37.5)	$—	$783.7
Other item (2)	—	—	43.4	—	—	43.4
Net realized capital gains (losses), net of tax	3.8	3.3	(.5)	—	—	6.6

Net income (loss)	$751.4	$65.3	$54.5	$(37.5)	$—	$833.7

Six months ended June 30, 2004
Revenue from external customers	$8,234.6	$795.5	$102.6	$—	$—	$9,132.7
Net investment income	129.6	137.3	264.8	—	—	531.7

Total revenue excluding net realized capital gains	$8,364.2	$932.8	$367.4	$—	$—	$9,664.4

Operating earnings (loss) (1)	$552.4	$58.0	$14.0	$(33.0)	$—	$591.4
Net realized capital gains, net of tax	5.7	10.2	4.8	—	—	20.7

Income (loss) from continued operations	558.1	68.2	18.8	(33.0)	—	612.1
Discontinued operations, net of taxes (3)	—	—	—	—	40.0	40.0

Net income (loss)	$558.1	$68.2	$18.8	$(33.0)	$40.0	$652.1

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains and the other item (see (2) below). While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.
(2)	The other item excluded from operating earnings (loss) for the six months ended June 30, 2005 consists of $43 million after tax ($67 million pretax) from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment. There was no such reduction for the six months ended June 30, 2004.
(3)	Income from discontinued operations of $40 million for the six months ended June 30, 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold (refer to Note 16 for additional information).

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 2005, the receivable from continuing products, net of related deferred taxes payable of $122 million on the accrued interest income, was $362 million. At December 31, 2004, the receivable from continuing products, net of related deferred taxes payable of $116 million on accrued interest income, was $395 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and six months ended June 30, 2005 and 2004 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net (1)

Three months ended June 30, 2005
Net investment income	$71.9	$—	$71.9
Net realized capital losses	(1.3)	1.3	—
Interest earned on receivable from continuing products	7.9	—	7.9
Other income	5.3	—	5.3

Total revenue	83.8	1.3	85.1

Current and future benefits	86.1	(2.5)	83.6
Operating expenses	1.5	—	1.5

Total benefits and expenses	87.6	(2.5)	85.1

Results of discontinued products	$(3.8)	$3.8	$—

Three months ended June 30, 2004
Net investment income	$78.2	$—	$78.2
Net realized capital losses	(3.8)	3.8	—
Interest earned on receivable from continuing products	7.5	—	7.5
Other income	4.2	—	4.2

Total revenue	86.1	3.8	89.9

Current and future benefits	89.5	(2.8)	86.7
Operating expenses	3.2	—	3.2

Total benefits and expenses	92.7	(2.8)	89.9

Results of discontinued products	$(6.6)	$6.6	$—

Six months ended June 30, 2005
Net investment income	$175.7	$—	$175.7
Net realized capital losses	(.1)	.1	—
Interest earned on receivable from continuing products	15.7	—	15.7
Other income	12.5	—	12.5

Total revenue	203.8	.1	203.9

Current and future benefits	173.0	26.2	199.2
Operating expenses	4.7	—	4.7

Total benefits and expenses	177.7	26.2	203.9

Results of discontinued products	$26.1	$(26.1)	$—

Six months ended June 30, 2004
Net investment income	$160.5	$—	$160.5
Net realized capital gains	14.3	(14.3)	—
Interest earned on receivable from continuing products	14.9	—	14.9
Other income	14.6	—	14.6

Total revenue	204.3	(14.3)	190.0

Current and future benefits	179.8	3.7	183.5
Operating expenses	6.5	—	6.5

Total benefits and expenses	186.3	3.7	190.0

Results of discontinued products	$18.0	$(18.0)	$—

(1)	Amounts are reflected in the June 30, 2005 and 2004 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at June 30, 2005 and December 31, 2004 were as follows: (1)

	June 30,	December 31,
(Millions)	2005	2004

Assets:
Debt securities available for sale	$3,166.7	$3,383.6
Equity securities available for sale	59.5	57.2
Mortgage loans	607.6	560.3
Investment real estate	119.1	114.8
Loaned securities	457.0	322.8
Other investments (2)	582.2	514.4

Total investments	4,992.1	4,953.1
Collateral received under securities loan agreements	466.6	329.6
Current and deferred income taxes	115.9	120.8
Receivable from continuing products (3)	483.9	511.6

Total assets	$6,058.5	$5,915.1

Liabilities:
Future policy benefits	$3,982.4	$4,065.6
Policyholders’ funds	23.6	24.0
Reserve for anticipated future losses on discontinued products	1,039.2	1,079.8
Collateral payable under securities loan agreements	466.6	329.6
Other liabilities	546.7	416.1

Total liabilities	$6,058.5	$5,915.1

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	Includes debt securities on deposit as required by regulatory authorities of $21.6 million and $20.9 million at June 30, 2005 and December 31, 2004, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.
(3)	The receivable from continuing products is eliminated in consolidation.

At June 30, 2005 and December 31, 2004, net unrealized capital gains on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

The reserve for anticipated future losses on discontinued products represents the present value (at a risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates as well as the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

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

The previous years’ actual participant withdrawal experience is used for the current year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the “Society”). In 1995, the Society published the 1994 Uninsured Pensioner’s Mortality table, which the Company has used since then.

The Company’s assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2005 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2004	$1,079.8
Operating income	19.4
Net realized capital losses	(.1)
Mortality and other	6.8
Reserve reduction	(66.7)

Reserve for anticipated future losses on discontinued products at June 30, 2005	$1,039.2

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $67 million ($43 million after tax) of the reserve was released in the second quarter of 2005, primarily due to favorable investment performance and favorable mortality and retirement experience compared to prior assumptions.

16. Discontinued Operations

Discontinued operations of $40 million for the six months ended June 30, 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2005, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
July 27, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Unless the context otherwise requires, references to the terms “we”, “our”, or “us” used throughout this MD&A, refer to Aetna Inc. (“Aetna”) and its subsidiaries (collectively, the “Company”).

OVERVIEW

We are one of the nation’s largest providers of health insurance and related benefits, based on membership as of June 30, 2005. Our products include medical, dental, pharmacy and group insurance (including life, disability and long-term care) benefit products. As of June 30, 2005, we served approximately 14.4 million medical members, 13.0 million dental members, 9.1 million pharmacy members and 13.7 million group insurance members. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition as of June 30, 2005 and December 31, 2004 and results of operations for the three and six months ended June 30, 2005 and 2004. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition and the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2004 Annual Report on Form 10-K (the “2004 Annual Report”). Furthermore, this Overview is qualified in its entirety by the full MD&A below.

Our operating profit for the three and six months ended June 30, 2005, compared to the corresponding periods in 2004, reflects continued growth in our Health Care business, excluding favorable development of prior period health care cost estimates. This primarily reflects growth in revenues from higher membership levels and strong underwriting results (including increases in per member premiums which outpaced per member increases in health care costs), as well as continued general and administrative expense efficiencies. We experienced membership growth for both administrative services contract (“ASC”) business (an employer-funded plan where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Risk business (where we assume all or a majority of the risk for medical and dental care costs), including those members associated with the acquisition of Strategic Resource Company (“SRC”), which closed in the first quarter of 2005. Our medical membership was 14.4 million members at June 30, 2005, representing approximately 34% Risk members and 66% ASC members. We continue to take actions designed to achieve membership levels at December 31, 2005 of approximately 1,000,000 to 1,075,000 members higher than at December 31, 2004.

We continued to generate cash from operations for the six months ended June 30, 2005. In addition to funding ordinary course operating activities, approximately $150 million of cash was used to pay a prior year physician class action settlement and $180 million of cash was used to make a voluntary contribution to our pension plan. Additional uses from available cash for the six months ended June 30, 2005 included $817 million, used to repurchase our common stock under our share repurchase programs and $657 million, used for acquisitions (see below and also refer to Note 3 of Condensed Notes to Consolidated Financial Statements).

Summary of Consolidated Results for the Three and Six Months Ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts)	2005	2004	2005	2004

Total revenues	$5,496.9	$4,875.0	$10,923.8	$9,696.3

Income from continuing operations (1)	409.7	286.3	833.7	612.1

Net income (2)	409.7	286.3	833.7	652.1

Income from continuing operations per common share	1.35	.90	2.74	1.91

(1)	Income from continuing operations for the three months ended June 30, 2005 and 2004 reflect favorable development of prior period health care cost estimates of approximately $35 million ($55 million pretax) (including $31 million ($49 million pretax) related to the release of reserves related to the New York Market Stabilization Pool) and $18 million ($29 million pretax), respectively, in the Health Care segment. Income from continuing operations for the three months ended June 30, 2004 reflects unfavorable prior period mortality development in the Group Insurance segment of approximately $7 million ($10 million pretax). Income from continuing operations for the six months ended June 30, 2005 reflects the release of approximately $65 million ($103 million pretax) of reserves related to the New York Market Stabilization Pool (refer to Note 13 of Condensed Notes to Consolidated Financial Statements). Income for the three and six months ended June 30, 2005 includes a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $43 million ($67 million pretax).
(2)	Net income for the six months ended June 30, 2004 includes income from discontinued operations of $40 million related to the completion of certain Internal Revenue Service audits associated with businesses previously sold. Net income for both the three months ended June 30, 2005 and 2004 includes net realized capital gains of $4 million and the six months ended June 30, 2005 and 2004 includes net realized capital gains of $7 million and $21 million, respectively.

Business Development Transactions
In January 2005, we acquired Strategic Resource Company (“SRC”), a privately held administrator of group limited benefit products for part-time and hourly workers. For approximately $252 million, financed through available cash, we acquired 100% of the stock of SRC and reinsured the insurance contracts administered by SRC. Approximately $72 million of the purchase price is held in escrow pending resolution of certain future events. In the first quarter of 2005, we recorded approximately $82 million of intangible assets (primarily customer lists) and approximately $123 million of goodwill, which represents the purchase price in excess of the fair value of the net assets acquired.

In May 2005, we acquired Active Health Management, Inc., a privately held health management and health care data analytics company, for approximately $405 million, financed through available cash. In the second quarter of 2005, we have preliminarily recorded approximately $116 million of intangible assets (primarily customer lists, technology and trademarks) and goodwill of approximately $293 million, which represents the purchase price in excess of the fair value of the net assets acquired. Our intangible assets and goodwill are subject to adjustment upon completion of purchase accounting valuations for the Active Health acquisition.

In July 2005, we acquired HMS Healthcare, Inc. (“HMS”), a privately held regional health care network, primarily in Michigan and Colorado, for approximately $390 million, financed through available cash. Our intangible assets and goodwill are subject to completion of purchase accounting valuations for the HMS acquisition.

Discussion of Segment Results
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with Financial Accounting Standard (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and is consistent with the disclosure of segment information in Note 14 of Condensed Notes to Consolidated Financial Statements. The measure of profit or loss presented within each segment’s discussion of results of operations is the measure reported to our Chief Executive Officer for purposes of making decisions about allocating resources to the segment and assessing its performance.

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

Operating Summary for the Three and Six Months Ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Premiums:
Commercial Risk (1)	$3,896.9	$3,411.0	$7,702.7	$6,737.2
Medicare	248.8	237.0	496.5	468.6

Total premiums	4,145.7	3,648.0	8,199.2	7,205.8

Administrative services contract fees	565.6	510.5	1,126.6	1,015.8
Net investment income	70.7	63.9	141.3	129.6
Other income	11.1	5.9	17.9	13.0
Net realized capital gains (losses)	3.8	(2.2)	5.8	8.7

Total revenue	4,796.9	4,226.1	9,490.8	8,372.9

Health care costs (2)	3,244.7	2,875.1	6,293.2	5,616.9
Operating expenses:
Selling expenses	185.1	153.8	369.0	302.6
General and administrative expenses (3)	810.4	769.1	1,622.7	1,544.5
Amortization of other acquired intangible assets	11.5	12.7	22.2	25.4

Total benefits and expenses	4,251.7	3,810.7	8,307.1	7,489.4

Income before income taxes	545.2	415.4	1,183.7	883.5
Income taxes	199.1	152.8	432.3	325.4

Net income	$346.1	$262.6	$751.4	$558.1

Net realized capital gains (losses), net of tax (included above)	$2.5	$(1.4)	$3.8	$5.7

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.
(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 7.9% and 8.2% for the three and six months ended June 30, 2005, respectively, compared to 9.3% and 9.4%, respectively, for the corresponding periods in 2004.
(3)	Includes salaries and related benefit expenses of $486.2 million and $998.2 million for the three and six months ended June 30, 2005, respectively, and $475.4 million and $957.5 million, respectively, for the corresponding periods in 2004.

Health Care Results
The table presented below reconciles operating earnings to net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for the three and six months ended June 30, 2005 and 2004. Operating earnings exclude realized capital gains and losses. We believe excluding realized capital gains and losses to arrive at operating earnings provides more useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of our business operations. In addition, management uses operating earnings to assess performance and make operating decisions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Net income	$346.1	$262.6	$751.4	$558.1
Net realized capital (gains) losses	(2.5)	1.4	(3.8)	(5.7)

Operating earnings	$343.6	$264.0	$747.6	$552.4

Results for the three and six months ended June 30, 2005 reflect growth from the corresponding periods in 2004
The increase in operating earnings for the three and six months ended June 30, 2005 when compared to the corresponding periods in 2004 reflects higher total underwriting margins (premiums less health care costs), higher ASC fees, higher net investment income and improved operating expense efficiencies. The total underwriting margin reflects growth in premiums and a lower Commercial Risk medical cost ratio as further discussed below. The growth in premiums and ASC fees resulted from rate increases for renewing membership as well as increases in membership levels (refer to Membership below), including those Risk members associated with the acquisition of SRC. Net investment income increased due to higher yields.

We continued to gain operating expense efficiencies as a percentage of revenue; however total operating expenses increased in the 2005 periods, when compared to 2004 due to expenses related to the growth in membership. Total selling expenses increased due to higher overall premiums and a higher proportion of premiums in certain customer markets which have higher selling costs. General and administrative expenses increased due to higher employee related costs, claim services and outside services costs associated with higher membership. General and administrative expenses for the six months ended June 30, 2004 includes a curtailment benefit of $32 million ($21 million after tax) related to the elimination of the dental subsidy for all retirees.

Our Commercial Risk business continued to grow for the three and six months ended June 30, 2005
Commercial Risk premiums increased approximately $486 million and $966 million for the three and six months ended June 30, 2005, respectively, when compared to the corresponding periods in 2004. These increases reflect an increase in membership levels and premium rate increases on renewing business.

The Commercial Risk medical cost ratio was 77.6% for the three months ended June 30, 2005 compared to 78.3% for the corresponding period in 2004. Health care costs for the second quarter of 2005 and 2004 reflect favorable development of prior period health care cost estimates of approximately $53 million pretax (including approximately $49 million pretax related to the release of reserves related to the New York Market Stabilization Pool, discussed below) and $26 million pretax, respectively. The favorable development of prior period health care cost estimates relates to health care costs incurred in preceding periods and considers the actual claim experience that emerged in the second quarter of 2005 and 2004 as well as lower than expected health care cost trends (refer to discussion of Health Care Costs Payable below for more information).

In March 2005, we received notification from the New York State Insurance Department as to our status with respect to participation in the New York State Market Stabilization Pool under New York Regulation 146 (“Regulation 146”) for the years 1999 through 2004. Regulation 146 requires all carriers with small group and/or individual business in New York State to participate in a market stabilization pooling mechanism under which carriers that experience higher than average cost factors in providing services to members with specified medical conditions receive payments from the pool, and carriers that experience lower than average cost factors make payments to the pool. From 1999 through 2004, in the absence of any pool data regarding relative average cost factors of the carriers doing business in New York State, we made provisions for our estimate of liabilities incurred in this pool based on discussions with the New York State Insurance Department and historical experience.

The notification provided both that we must make certain payments to the pool and that we would receive certain payments from the pool. The notification provided that we were required to make a payment of approximately $35 million to the pool. The required payment was less than our related recorded reserves (included in health care costs payable) of approximately $89 million as of December 31, 2004, and resulted in the release of approximately $54 million pretax of reserves during the first quarter of 2005. Also, the notification provided that we would receive approximately $58 million from the pool, subject to certain contingencies. This represented a net receivable position from the pool of $23 million.

In June 2005, we entered into an agreement with the New York State Insurance Department and other carriers participating in the pool that modified the mechanism by which the amounts due to (or receivable from) the pool were to be settled. Under this agreement, we agreed to a $9 million reduction of our net receivable from the pool. The agreement also calls for all amounts receivable from or payable to the pool to be netted against each other for settlement purposes.

As a result, we will be a net receiver of approximately $14 million in cash from the pool in satisfaction of all remaining obligations relating to the pool for these periods. We expect to receive this cash in the third quarter of 2005. Accordingly, during the second quarter of 2005, we released the $35 million liability recorded as of March 31, 2005 and recorded a receivable of approximately $14 million, resulting in a $49 million pretax favorable development of prior period health care cost estimates. For the six months ended June 30, 2005, health care costs reflect a release of $103 million pretax of reserves related to the New York Market Stabilization Pool. This settlement agreement eliminates any further payment obligation for us for 2005. The New York State Insurance Department intends to propose a new pooling mechanism for years subsequent to 2005. (Refer to Note 13 of Condensed Notes to Consolidated Financial Statements for more information.)

Excluding the favorable development of prior period health care cost estimates, the adjusted Commercial Risk medical cost ratio was 78.9% for the three months ended June 30, 2005 and 79.1% for the comparable period in 2004 (refer to the reconciliations of Commercial Risk health care costs to adjusted Commercial Risk health care costs below). This decrease in the medical cost ratio for the second quarter of 2005 reflects an increase in per member premiums that slightly outpaced increases in per member health care costs, primarily due to premium rate increases. Per member health care costs increased due to higher medical cost trends related to ancillary, outpatient, physician and pharmacy services, partially offset by lower medical cost trends related to inpatient services.

	Three Months Ended June 30,
(Millions)	2005	2004

Commercial Risk health care costs (included in total health care costs above)	$3,022.5	$2,672.1
Approximate favorable development of prior period health care cost estimates:
Favorable development of prior period health care cost estimates	4.0	26.0
Release of reserves related to participation in the New York Market Stabilization Pool	49.0	—

Subtotal approximate favorable development of prior period health care cost estimates	53.0	26.0

Adjusted Commercial Risk health care costs	$3,075.5	$2,698.1

The Commercial Risk medical cost ratio was 76.1% for the six months ended June 30, 2005, compared to 77.5% for the corresponding period in 2004. The decrease reflects higher reported favorable development of prior period health care costs in 2005, compared to 2004, as well as an increase in per member premiums which outpaced increases in per member health care costs. Per member health care costs increased due to higher medical cost trends related to outpatient, physician and ancillary services partially offset by lower medical cost trends related to inpatient and pharmacy services.

Medicare medical cost ratios increased for the three months ended June 30, 2005
Medicare premiums increased approximately $12 million and $28 million for the three and six months ended June 30, 2005, respectively, when compared to the corresponding periods in 2004. This increase reflects increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services.

The Medicare medical cost ratio for the three months ended June 30, 2005 was 89.3%, compared to 85.6% for the corresponding period in 2004. Health care costs for the second quarter of 2005 and 2004 reflect favorable development of prior period health care cost estimates of approximately $2 million pretax and $3 million pretax, respectively. Excluding this favorable development, the adjusted Medicare medical cost ratio was 90.2% for the three months ended June 30, 2005, compared to 86.8% for the corresponding period in 2004 (refer to the reconciliations of Medicare health care costs to adjusted Medicare health care costs below). The increase in the medical cost ratio for the second quarter of 2005 reflects a rate of increase for per member health care costs that outpaced the rate of increase for per member premiums.

	Three Months Ended June 30,
(Millions)	2005	2004

Medicare health care costs (included in total health care costs above)	$222.3	$202.8
Approximate favorable development of prior period health care cost estimates	2.0	3.0

Adjusted Medicare health care costs	$224.3	$205.8

The Medicare medical cost ratio was 87.2% for the six months ended June 30, 2005, compared to 85.0% for the corresponding period in 2004. The increase in the medical cost ratio for the six months ended June 30, 2005 when compared to the corresponding period in 2004 reflects a rate of increase of per member health care costs that outpaced the rate of increase for per member premiums.

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

Historical claim payment patterns are analyzed by comparing the claim incurred dates (i.e., the date the service was provided) to the claim payment dates to determine “completion factors”. By aggregating claim data based on the month of service and month of claim payment, we estimate the percentage of claims incurred for a given month that are complete by each month thereafter, hence calculating completion factors. For any given month, substantially all claims are paid within six months of the date of service, but it can take up to 48 months or longer before all of the claims are completely resolved and paid. These historically derived completion factors are then applied to claims paid through the financial statement date to estimate the ultimate claim cost for a given month’s incurred claim activity. The difference between the estimated ultimate claim cost and the claims paid through the financial statement date represents our estimate of remaining claims to be paid as of the financial statement date and is included in our health care costs payable.

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

We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations as of June 30, 2005; however, actual claim payments may differ from established estimates. A worsening (or improvement) of medical cost trend (the rate of increase in per member health care costs) or changes in claim submission and payment patterns from those that were assumed in estimating health care costs payable at June 30, 2005 would cause these estimates to change in the near term, and such a change could be material.

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

Other Revenue
Administrative services contract fees increased approximately $55 million and $111 million for the three and six months ended June 30, 2005, respectively, when compared to the corresponding periods in 2004, reflecting growth in membership, rate increases and sales of add-on services. Net realized capital gains for the three and six months ended June 30, 2005 are due primarily to real estate gains, gains on debt securities from rebalancing our investment portfolio and gains from futures contracts used for correlating the maturities of invested assets with the payment of expected liabilities. Net realized capital losses for the three months ended June 30, 2004 reflect losses on debt securities from rebalancing our investment portfolio as interest rates began to rise, partially offset by gains from futures contracts. Net realized capital gains for the six months ended June 30, 2004 are due primarily to gains on debt securities from sales in a low interest rate environment.

Membership
Health Care’s membership at June 30, 2005 and 2004 was as follows:

	2005			2004
(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Medical:
Commercial	4,872	9,349	14,221	4,503	8,726	13,229
Medicare	101	—	101	100	—	100
Medicaid	—	113	113	—	110	110

Total Medical Membership	4,973	9,462	14,435	4,603	8,836	13,439

Dental (1)	4,986	7,990	12,976	4,648	6,813	11,461

Pharmacy (2)			9,117			8,148

Aetna HealthFund® (3)			370			197

(1)	At June 30, 2005, we began including Aetna Global Benefits dental membership. Previously reported dental membership has been revised accordingly.
(2)	At June 30, 2005 and 2004, pharmacy members in thousands include 8,579 and 7,743 members, respectively, receiving pharmacy benefit management services and 538 and 405 members, respectively, who purchased medications through our mail order pharmacy.
(3)	Represents our consumer-directed membership included in Commercial medical membership.

Total medical and dental membership as of June 30, 2005 increased by 1.0 million and 1.5 million members, respectively, compared to June 30, 2004. The percentage of Risk and ASC medical membership was approximately 34% and 66%, respectively, at both June 30, 2005 and 2004.

GROUP INSURANCE

Group Insurance includes primarily group life insurance products offered on a Risk basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group insurance also includes disability products offered on both a Risk and an employer-funded basis which consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities.

Operating Summary for the Three and Six Months Ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Premiums:
Life	$332.1	$295.3	$662.2	$591.0
Disability	93.4	70.7	190.1	148.9
Long-Term Care	23.3	20.5	46.3	40.3

Total premiums	448.8	386.5	898.6	780.2

Administrative service contract fees	6.8	6.7	14.7	13.6
Net investment income	63.5	66.0	137.4	137.3
Other income	.8	.8	1.8	1.7
Net realized capital gains	2.9	3.7	5.0	15.8

Total revenue	522.8	463.7	1,057.5	948.6

Current and future benefits	417.9	370.9	846.4	745.5
Operating expenses:
Selling expenses	20.8	15.7	39.9	30.5
General and administrative expenses (1)	38.8	35.7	81.4	75.4

Total benefits and expenses	477.5	422.3	967.7	851.4

Income before income taxes	45.3	41.4	89.8	97.2
Income taxes	12.1	11.9	24.5	29.0

Net income	$33.2	$29.5	$65.3	$68.2

Net realized capital gains, net of tax (included above)	$1.9	$2.3	$3.3	$10.2

(1)	Includes salaries and related benefit expenses of $28.7 million and $52.3 million for the three and six months ended June 30, 2005, respectively, and $20.4 million and $43.2 million, respectively, for the corresponding periods in 2004.

Group Insurance Results
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2005 and 2004. Operating earnings exclude realized capital gains and losses. We believe excluding realized capital gains and losses to arrive at operating earnings provides more useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of our business operations. In addition, management uses operating earnings to assess performance and make operating decisions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, after tax)	2005	2004	2005	2004

Net income	$33.2	$29.5	$65.3	$68.2
Net realized capital gains	(1.9)	(2.3)	(3.3)	(10.2)

Operating earnings	$31.3	$27.2	$62.0	$58.0

Operating earnings for the three and six months ended June 30, 2005 increased approximately $4 million compared to the corresponding periods in 2004. Operating earnings for the three and six months ended June 30, 2005, when compared to the corresponding periods in 2004, reflect higher premiums from increased membership, offset by higher general and administrative expenses. Additionally, operating earnings for the three months ended June 30, 2005 when compared to the corresponding period in 2004 reflects a lower benefit cost ratio. The overall benefit cost ratio for the three months ended June 30, 2005 reflects favorable experience in group life insurance products as well as a higher benefit cost ratio in disability products. General and administrative expense increased primarily due to higher employee related costs. Operating earnings for the three months ended June 30, 2004 reflect unfavorable prior period mortality development of approximately $7 million after tax in life products primarily related to the first quarter of 2004. The benefit cost ratio was 93.1% and 94.2% for the three and six months ended June 30, 2005, respectively, compared to 96.0% and 95.6% for the corresponding periods in 2004.

Net realized capital gains for the three and six months ended June 30, 2005 are due primarily to real estate gains and gains from futures contracts used for correlating the maturities of invested assets with the payment of expected liabilities. Net realized capital gains for the three months ended June 30, 2004 are due primarily to gains from futures contracts. Net realized capital gains for the six months ended June 30, 2004 are due primarily to gains on debt securities from rebalancing our investment portfolio.

Membership
Group Insurance’s membership at June 30, 2005 and 2004 was as follows:

(Thousands)	2005	2004

Life	10,904	10,158
Disability	2,525	2,223
Long-Term Care	233	213

Total	13,662	12,594

Total Group Insurance membership as of June 30, 2005 increased by 1.1 million members when compared to June 30, 2004. New membership in Group Insurance was 2.1 million for the twelve months ended June 30, 2005, and lapses and in-force membership reductions were 1.0 million for the same period.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Premiums	$52.9	$47.9	$101.6	$96.9
Net investment income	122.4	130.3	269.1	264.8
Other income	2.9	2.7	5.5	5.7
Net realized capital gains (losses)	(1.0)	4.3	(.7)	7.4

Total revenue	177.2	185.2	375.5	374.8

Current and future benefits	163.4	164.1	350.2	336.5
General and administrative expenses (1)	3.3	5.0	8.2	10.0
Reduction of reserve for anticipated future losses on discontinued products	(66.7)	—	(66.7)	—

Total benefits and expenses	100.0	169.1	291.7	346.5

Income before income taxes	77.2	16.1	83.8	28.3
Income taxes	27.0	5.4	29.3	9.5

Net income	$50.2	$10.7	$54.5	$18.8

Net realized capital gains (losses), net of tax (included above)	$(.7)	$2.8	$(.5)	$4.8

Assets under management: (2)
Fully guaranteed discontinued products			$4,566.7	$4,576.8
Experience-rated			4,429.9	4,704.4
Non-guaranteed (3)			11,280.0	9,634.7

Total assets under management			$20,276.6	$18,915.9

(1)	Includes salaries and related benefit expenses of $3.7 million and $7.3 million for the three and six months ended June 30, 2005, respectively, and $3.6 million and $7.1 million, respectively, for the corresponding periods in 2004.
(2)	Excludes net unrealized capital gains of $625.1 million and $304.3 million at June 30, 2005 and 2004, respectively.
(3)	The increase in non-guaranteed assets under management in 2005 is due primarily to investment appreciation and additional deposits accepted from customers.

Large Case Pension Results
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2005 and 2004. Operating earnings exclude realized capital gains and losses and changes to the reserve for anticipated future losses on discontinued products. We believe excluding realized capital gains and losses to arrive at operating earnings provides more useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of our business operations. We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited/charged to the reserve and do not affect our results of operations. In addition, management uses operating earnings to assess performance and make operating decisions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Net income	$50.2	$10.7	$54.5	$18.8
Other items included in net income:
Net realized capital (gains) losses	.7	(2.8)	.5	(4.8)
Reduction of the reserve for anticipated future losses on discontinued products	(43.4)	—	(43.4)	—

Operating earnings	$7.5	$7.9	$11.6	$14.0

The decrease in operating earnings for the three and six months ended June 30, 2005 compared to the corresponding periods in 2004 reflects the continued run-off of underlying liabilities and related assets, including lower net investment income in the continuing operations line of business.

The reduction of the reserve for anticipated future losses on discontinued products is primarily due to favorable investment performance and favorable mortality and retirement experience compared to prior assumptions.

General account assets supporting experience-rated products (where the contractholder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Scheduled contract maturities and benefit payments (1)	$92.1	$173.8	$187.1	$425.6
Contractholder withdrawals other than scheduled contract maturities and benefit payments	4.4	48.9	15.0	57.3
Participant-directed withdrawals	4.1	9.7	9.1	14.8

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

Results of operations of discontinued products, including net realized capital gains (losses), are credited (charged) to the reserve for anticipated future losses. Our results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and favorably affected to the extent future losses are less than anticipated.

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

The results of discontinued products for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Interest margin (deficit) (1)	$(9.2)	$(7.4)	$1.8	$(12.6)
Net realized capital gains (losses)	(.8)	(2.5)	—	9.3
Interest earned on receivable from continuing products	5.1	4.9	10.2	9.7
Other, net	4.0	1.6	8.1	7.1

Results of discontinued products, after tax	$(.9)	$(3.4)	$20.1	$13.5

Results of discontinued products, pretax	$(3.8)	$(6.6)	$26.1	$18.0

Net realized capital gains (losses) from bonds, after tax (included above)	$(2.9)	$(1.2)	$(.1)	$6.4

(1)	The interest margin (deficit) is the difference between earnings on invested assets and interest credited to contractholders.

The interest margin for the six months ended June 30, 2005 increased compared to the corresponding period in 2004 primarily due to higher private equity partnership income.

For the six months ended June 30, 2004, net realized capital gains are due primarily to gains on bond sales and the receipt of a mortgage loan equity participation fee.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $362 million at June 30, 2005 and $395 million at December 31, 2004, net of related deferred taxes payable. These amounts were eliminated in consolidation.

The reserve for anticipated future losses on discontinued products represents the present value (at a risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates, as well as the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

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

The previous years’ actual participant withdrawal experience is used for the current-year assumption. Prior to 1995, we used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the “Society”). In 1995, the Society published the 1994 Uninsured Pensioner’s Mortality table, which we have used since then.

Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2005 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2004	$1,079.8
Operating income	19.4
Net realized capital losses	(.1)
Mortality and other	6.8
Reserve reduction	(66.7)

Reserve for anticipated future losses on discontinued products at June 30, 2005	$1,039.2

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $67 million ($43 million after tax) of the reserve was released in the second quarter of 2005, primarily due to favorable investment performance and favorable mortality and retirement experience compared to prior assumptions. The current reserve reflects management’s best estimate of anticipated future losses.

The discontinued products investment portfolio at June 30, 2005 and December 31, 2004 was as follows:

	June 30, 2005		December 31, 2004
(Millions)	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,166.7	63.4%	$3,383.6	68.3%
Loaned securities	457.0	9.2	322.8	6.5

Total debt securities	3,623.7	72.6	3,706.4	74.8
Mortgage loans	607.6	12.2	560.3	11.3
Investment real estate	119.1	2.4	114.8	2.3
Equity securities available for sale	59.5	1.2	57.2	1.2
Other (1)	582.2	11.6	514.4	10.4

Total	$4,992.1	100.0%	$4,953.1	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $21.6 million at June 30, 2005 and $20.9 million at December 31, 2004, included in long-term investments on the Consolidated Balance Sheets.

Distributions on discontinued products for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2005	2004	2005	2004

Scheduled contract maturities, settlements and benefit payments	$124.3	$135.0	$247.1	$261.9
Participant-directed withdrawals	.1	—	.1	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

CORPORATE INTEREST

Corporate interest expense represents interest incurred on our long-term and short-term debt and is not recorded in our business segments. After tax interest expense was $20 million and $38 million for the three and six months ended June 30, 2005, respectively, compared to $17 million and $33 million, respectively, for the corresponding periods in 2004. The increase in interest expense was related to higher interest rates and the sale of interest rate swap agreements discussed below.

In December   2002, we entered into an interest rate swap agreement to convert the fixed rate of 8.5% on $200 million of our senior notes to a variable rate of three-month LIBOR plus 254.0 basis points. In December 2001, we entered into an interest rate swap agreement to convert the fixed rate of 8.5% on $350 million of our senior notes to a variable rate of three-month LIBOR plus 159.5 basis points. Based on the terms of the swap agreements, they qualified as fair value hedges. In May 2005, we sold both of these interest rate swap agreements. At the time of the sale of the interest rate swap agreements, the cumulative fair value adjustment of the debt on the balance sheet was a gain of $7.8 million. As a result of the sale, the cumulative fair value adjustment will be amortized as a reduction of interest expense over the remaining life of the applicable senior notes. Additionally, interest expense will no longer reflect the benefit of these interest rate swap agreements. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.

INVESTMENTS

Investments disclosed in this section relate to our total investment portfolio (including assets supporting discontinued products and experience-rated products).

Total investments at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005			December 31, 2004
(Millions)	Current	Long-term	Total	Current	Long-term	Total

Debt securities available for sale:
Available for use in current operations	$13,654.2	$—	$13,654.2	$14,013.6	$—	$14,013.6
Loaned securities	1,230.4	—	1,230.4	1,150.1	—	1,150.1
On deposit, as required by regulatory authorities	—	570.4	570.4	—	553.4	553.4

Debt securities available for sale	14,884.6	570.4	15,455.0	15,163.7	553.4	15,717.1
Equity securities available for sale	32.2	43.5	75.7	34.5	40.2	74.7
Short-term investments	99.8	—	99.8	194.5	—	194.5
Mortgage loans	216.5	1,291.1	1,507.6	52.7	1,348.2	1,400.9
Investment real estate	—	275.7	275.7	—	274.8	274.8
Other investments	3.6	1,149.0	1,152.6	5.0	1,124.5	1,129.5

Total investments	$15,236.7	$3,329.7	$18,566.4	$15,450.4	$3,341.1	$18,791.5

Debt and Equity Securities
Debt securities represented 83% at June 30, 2005 and 84% at December 31, 2004 of our total general account invested assets and supported the following types of products:

	June 30,	December 31,
(Millions)	2005	2004

Supporting discontinued products	$3,645.3	$3,727.3
Supporting experience-rated products	2,055.6	2,083.9
Supporting remaining products	9,754.1	9,905.9

Total debt securities (1)	$15,455.0	$15,717.1

(1)	Total debt securities include “below investment grade” securities of $1.0 billion at June 30, 2005, and $927 million at December 31, 2004, of which 32% at June 30, 2005 and 28% at December 31, 2004 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $992 million (comprised of gross unrealized capital gains of $1.0 billion and gross unrealized capital losses of $40 million) at June 30, 2005 compared with net unrealized capital gains of $910 million (comprised of gross unrealized capital gains of $949 million and gross unrealized capital losses of $39 million) at December 31, 2004. Of the net unrealized capital gains at June 30, 2005, $425 million relate to assets supporting discontinued products and $186 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2004, $369 million relate to assets supporting discontinued products and $177 million relate to experience-rated products.

Equity securities reflect unrealized capital gains of $18 million at June 30, 2005 compared with unrealized capital gains of $13 million at December 31, 2004.

If management believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in Shareholders’ Equity, and if the decline is “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is recorded in the Consolidated Statement of Income consistent with the guidance of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our impairment analysis is discussed in more detail in “MD&A — INVESTMENTS” in our 2004 Annual Report.

At June 30, 2005 and December 31, 2004, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.

Net Realized Capital Gains and Losses
For the three and six months ended June 30, 2005, net realized capital gains were $6 million ($4 million after tax) and $10 million ($7 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $.2 million ($.1 million after tax) and $1.3 million ($.9 million after tax), respectively, primarily related to the automotive industry. For the three and six months ended June 30, 2004, net realized capital gains were $6 million ($4 million after tax) and $32 million ($21 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $.7 million ($.4 million after tax) and $3 million ($2 million after tax), respectively, primarily related to commercial mortgage backed securities. The factors contributing to the impairment losses recognized during the three and six months ended June 30, 2005 and 2004 did not impact other material investments held at the time. We had no individually material realized losses on debt or equity securities that impacted our results of operations during the three and six months ended June 30, 2005 or 2004.

Mortgage Loans
 Our mortgage loan investments, net of impairment reserves, supported the following types of products at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(Millions)	2005	2004

Supporting discontinued products	$607.6	$560.3
Supporting experience-rated products	319.5	305.3
Supporting remaining products	580.5	535.3

Total mortgage loans	$1,507.6	$1,400.9

The mortgage loan portfolio balance represented 8% of our total invested assets at June 30, 2005 and 7% at December 31, 2004. Problem, restructured and potential problem loans included in mortgage loans were $20 million at June 30, 2005 and December 31, 2004, of which 6% supported discontinued and experience-rated products. Specific impairment reserves on these loans were $4 million at June 30, 2005 and December 31, 2004.

Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities where appropriate while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with our investment and risk management objectives, we also use financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. Our use of these derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, warrants, forward contracts and futures contracts. These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk. However, when used for hedging, we expect that these instruments will reduce overall risk.

We regularly evaluate the risk of market-sensitive instruments by examining, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. We also regularly evaluate the appropriateness of investments relative to our management-approved investment guidelines (and operate within those guidelines) and the business objective of the portfolios.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in our consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows as of June 30, 2005. Refer to our 2004 Annual Report for a more complete discussion of “Risk Management and Market-Sensitive Instruments.”

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

The following table for the six months ended June 30, 2005 breaks out the operating cash flows of Health Care and Group Insurance and Large Case Pensions separately, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impact cash flows from investing activities (and not operating cash flows). Refer to the Consolidated Statements of Cash Flows for additional information.

	Health Care	Large
	and Group	Case
(Millions)	Insurance (1)	Pensions	Total

Cash flows from operating activities:
Net income	$779.2	$54.5	$833.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of other acquired intangible assets	22.2	—	22.2
Depreciation and other amortization	71.7	—	71.7
Amortization (accretion) of net investment premium (discount)	18.0	(.6)	17.4
Net realized capital (gains) losses	(10.8)	.7	(10.1)
Changes in assets and liabilities:
Decrease in accrued investment income	3.5	8.8	12.3
(Increase) decrease in premiums due and other receivables	(112.8)	3.1	(109.7)
Net change in income taxes	373.7	5.5	379.2
Net change in other assets and other liabilities	(386.9)	29.1	(357.8)
Net increase (decrease) in health care and insurance liabilities	76.7	(164.2)	(87.5)
Other, net	1.4	(25.5)	(24.1)

Net cash provided by (used for) operating activities	$835.9	$(88.6)	$747.3

(1)	Includes corporate interest.

Cash flows provided by operating activities were approximately $747 million for the six months ended June 30, 2005. Cash flows provided by operating activities for Health Care and Group Insurance were approximately $836 million. Included in this amount were payments of approximately $150 million pretax related to a prior year physician class action settlement and $180 million pretax in voluntary pension contributions.

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

Financings, Financing Capacity and Capitalization
At June 30, 2005, our borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The current portion of our debt consists of $449.8 million of 7.375% senior notes due in March 2006 and is reflected as the current portion of long-term debt in our consolidated balance sheet. Our 8.5% senior notes due in 2041 are callable beginning in June 2006. We use short-term borrowings from time to time to address timing differences between cash receipts and disbursements. There were no short-term borrowings outstanding during the six months ended June 30, 2005. Our committed short-term borrowing capacity consists of an $800 million credit facility which terminates in 2009. The credit facility also provides for the issuance of letters of credit at our request, up to $150 million, which count as usage of the available commitments under the facility. The credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1 billion upon our agreement with one or more financial institutions. Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was 14.5% at June 30, 2005. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.

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

On February 11, 2005, the Board’s Committee on Compensation and Organization (the “Compensation Committee”) granted approximately 4.0 million stock options to employees to purchase our common shares at $66.75 per share. The February 11, 2005 grants will become 100% vested three years from the grant date, with one-third of the options vesting on June 30, 2005 and the remaining options vesting on the second and third anniversaries of the grant date. During the six months ended June 30, 2005, we issued approximately 7.9 million common shares for benefit plans, predominately related to stock option exercises.

Under our share repurchase programs, approximately 11.0 million shares were repurchased during the six months ended June 30, 2005. As of June 30, 2005, the capacity remaining under our share repurchase authorizations was approximately $683 million. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for more information. For the second quarter of 2005, we had weighted average common shares outstanding, including common share equivalents, of approximately 303 million (refer to Note 4 of Condensed Notes to Consolidated Financial Statements).

Ratings
As of July 28, 2005 the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) were as follows:

			Moody’s Investors	Standard
	A.M. Best	Fitch	Service	& Poor's

Aetna Inc. (senior debt) (1)	bbb+	BBB+	Baa1	BBB+

Aetna Inc. (commercial paper) (1)	AMB-2	F2	P-2	A-2

ALIC (financial strength) (1)	A	A+	A1	A

(1)	A.M. Best has the ratings on outlook-stable. Fitch has the Aetna Inc. senior debt and ALIC ratings on outlook-positive. Moody’s has the ratings on outlook-positive. Standard & Poor’s has the Aetna Inc. senior debt and ALIC ratings on outlook-positive.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
Aetna Inc. and its subsidiaries (collectively, the “Company”) maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Managed Care Class Action Litigation
From 1999 through early 2003, the Company was involved in purported class action lawsuits as part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies. These cases, brought on behalf of health care providers (the “Provider Cases”), alleged generally that the Company and other defendant managed care organizations engaged in coercive behavior or a variety of improper business practices in dealing with health care providers and conspired with one another regarding this purported wrongful conduct.

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). The Company believes that the Physician Settlement Agreement, which has received final court approval, resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, the Company recorded an after-tax charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. The Company has not received any insurance recoveries as of June 30, 2005.

Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases, including allegations of violations of the Racketeer Influenced and Corrupt Organizations Act. These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings. The Company intends to defend each of these cases vigorously.

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

In connection with this industry wide review, the Company may receive additional subpoenas and requests for information from other attorneys general and other regulators, and the Company could be named in related litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the monthly share repurchases by the Company as part of publicly announced programs for the three months ended June 30, 2005:

			Total Number of	Appropriate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

April 1, 2005 - April 30, 2005	—	$—	—	$938.4
May 1, 2005 - May 31, 2005	1.9	$76.28	1.9	$791.4
June 1, 2005 - June 30, 2005	1.3	$82.34	1.3	$682.7

Total	3.2	$78.75	3.2	N/A

On September 24, 2004 and February 25, 2005, the Company announced that its Board of Directors authorized two share repurchase programs for the repurchase of up to $750 million of common stock ($1.5 billion in aggregate). During the second quarter of 2005, the Company repurchased approximately 3.2 million shares of common stock at a cost of $256 million, completing the September 24, 2004 authorization and utilizing a portion of the February 25, 2005 authorization. As of June 30, 2005, the Company has authorization to repurchase up to approximately $683 million of common stock remaining under the February 25, 2005 authorization.

On February 9, 2005, the Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 25, 2005 (“Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to Shareholders of Record in the form of a stock dividend on March 11, 2005. All share amounts for periods prior to the stock split have been adjusted to reflect the stock split. In connection with the stock split, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation. This amendment increased the number of authorized common shares of the Company to 1,459,384,998 shares on March 11, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At Aetna’s Annual Meeting of Shareholders held April 29, 2005, the following six matters were submitted to a vote:
•	Election of Aetna’s Board of Directors for a term ending in 2006,
•	Approval of the appointment of KPMG LLP, independent registered public accounting firm, to audit the consolidated financial statements of the Company for the year ended December 31, 2005,
•	Approval of the continued use of certain performance criteria under the Aetna Inc. 2000 Stock Incentive Plan,
•	Approval of the continued use of certain performance criteria under the Aetna Inc. 2001 Annual Incentive Plan,
•	A shareholder proposal to implement cumulative voting in the election of Directors, and
•	A shareholder proposal on stock option expensing.

By vote of the shareholders, each of the Company’s Board of Director nominees was elected, and all other matters voted upon were approved, including the two shareholder proposals. The detailed results of the voting on these matters were as follows:

Election of Directors:

	Votes For	Votes Withheld

Betsy Z. Cohen	118,110,608	10,869,061
Barbara Hackman Franklin	117,739,979	11,239,690
Jeffrey E. Garten	125,423,550	3,556,119
Earl G. Graves	124,939,125	4,040,544
Gerald Greenwald	116,459,222	12,520,447
Ellen M. Hancock	124,839,407	4,140,262
Michael H. Jordan	116,475,305	12,504,364
Edward J. Ludwig	127,082,243	1,897,426
Joseph P. Newhouse	127,075,585	1,904,084
John W. Rowe, M.D.	125,015,772	3,963,897
Ronald A. Williams	123,899,808	5,079,861

Other matters voted upon:

				Broker
	Votes For	Votes Against	Abstentions	Non-Votes

Management Proposals:
Approval of appointment of independent registered public accounting firm	124,733,427	3,320,304	925,938	—
Approval of the continued use of certain performance criteria under the Aetna Inc. 2000 Stock Incentive Plan	122,569,377	5,024,000	1,386,292	—
Approval of the continued use of certain performance criteria under the Aetna Inc. 2001 Annual Incentive Plan	123,805,763	4,031,829	1,142,077	—
Shareholder Proposals:
Requesting implementation of cumulative voting in the election of Directors	59,318,870	48,841,173	7,335,241	13,484,385
Requesting expensing of stock options	86,354,254	26,866,914	2,274,116	13,484,385

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

11	Statements re: computation of per share earnings

11.1	Incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements in the Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratios.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 27, 2005.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant

Date: July 28, 2005	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratios.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 27, 2005.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic