Form 10-Q
period 2005-09-30
AETNA INC /PA/
filed 2005-10-27
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Former name, former address and former fiscal year, if changed since last report: N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☑ No
There were 286,010,804 shares of voting common stock with a par value of $.01 outstanding at September 30, 2005.

Page

Part I Financial Information

Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	36

Part II Other Information

Item 1. Legal Proceedings	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 6. Exhibits	39

Signatures	40
Index to Exhibits	41
EX-12.1: COMPUTATION OF RATIOS
EX-15.1: AWARENESS LETTER
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I Financial Information
Item 1. Financial Statements
Consolidated Statements of Income

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2005	2004	2005	2004

Revenue:
Health care premiums	$4,291.3	$3,786.6	$12,490.5	$10,992.4
Other premiums	494.2	463.5	1,494.4	1,340.6
Administrative services contract fees	583.1	507.1	1,724.4	1,536.5
Net investment income	279.9	253.9	827.7	785.6
Other revenue *	43.7	8.8	68.9	29.2
Net realized capital gains	8.5	19.6	18.6	51.5

Total revenue	5,700.7	5,039.5	16,624.5	14,735.8

Benefits and expenses:
Health care costs **	3,390.4	2,994.3	9,683.6	8,611.2
Current and future benefits	581.8	548.6	1,778.4	1,630.6
Operating expenses:
Selling expense	214.1	178.0	623.0	511.1
General and administrative expenses	877.4	811.7	2,589.7	2,441.6
Interest expense	32.5	25.9	90.2	76.6
Amortization of other acquired intangible assets	15.9	9.3	38.1	34.7
Reduction of reserve for anticipated future losses on discontinued products	—	—	(66.7)	—

Total benefits and expenses	5,112.1	4,567.8	14,736.3	13,305.8

Income from continuing operations before income taxes	588.6	471.7	1,888.2	1,430.0
Income taxes:
Current	187.3	51.4	539.9	410.1
Deferred	23.5	118.0	136.8	105.5

Total income taxes	210.8	169.4	676.7	515.6

Income from continuing operations	377.8	302.3	1,211.5	914.4
Discontinued operations, net of tax (Note 16)	—	990.0	—	1,030.0

Net income	$377.8	$1,292.3	$1,211.5	$1,944.4

Earnings per common share:
Basic:
Income from continuing operations	$1.31	$1.00	$4.16	$2.99
Discontinued operations, net of tax	—	3.27	—	3.38

Net income	$1.31	$4.27	$4.16	$6.37

Diluted:
Income from continuing operations	$1.26	$.96	$4.01	$2.88
Discontinued operations, net of tax	—	3.14	—	3.25

Net income	$1.26	$4.10	$4.01	$6.13

*Other revenue includes administrative services contract member co-payment revenue and plan sponsor reimbursements related to the Company’s mail order pharmacy of $7.4 million and $15.5 million (net of pharmaceutical and processing costs of $226.2 million and $644.9 million) for the three and nine months ended September 30, 2005, respectively, and $2.5 million and $10.6 million (net of pharmaceutical and processing costs of $166.5 million and $450.1 million) for the three and nine months ended September 30, 2004, respectively.
**Health care costs have been reduced by fully insured member co-payment revenue related to the Company’s mail order pharmacy of $20.5 million and $57.3 million for the three and nine months ended September 30, 2005, respectively, and $15.0 million and $43.3 million for the three and nine months ended September 30, 2004, respectively.
Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

	At September 30,	At December 31,
(Millions, except share data)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,032.7	$1,396.0
Investment securities	13,356.2	14,242.6
Other investments	58.4	57.7
Premiums receivable, net	353.7	256.1
Other receivables, net	469.7	314.0
Accrued investment income	186.6	198.6
Collateral received under securities loan agreements	1,274.7	1,173.8
Loaned securities	1,248.9	1,150.1
Income taxes receivable	81.6	226.8
Deferred income taxes	180.4	196.0
Other current assets	453.0	304.5

Total current assets	18,695.9	19,516.2

Long-term investments	1,763.6	1,718.1
Mortgage loans	1,493.8	1,348.2
Investment real estate	226.4	274.8
Reinsurance recoverables	1,152.0	1,173.0
Goodwill	4,369.6	3,687.8
Other acquired intangible assets, net	769.6	460.3
Property and equipment, net	251.5	233.6
Deferred income taxes	183.0	300.0
Other long-term assets	407.1	405.9
Separate Accounts assets	13,945.0	13,015.8

Total assets	$43,257.5	$42,133.7

Liabilities and shareholders’ equity
Current liabilities:
Heath care costs payable	$1,864.8	$1,927.1
Future policy benefits	799.3	837.6
Unpaid claims	738.9	707.7
Unearned premiums	224.2	121.8
Policyholders’ funds	595.9	672.5
Collateral payable under securities loan agreements	1,274.7	1,173.8
Current portion of long-term debt	449.9	—
Accrued expenses and other current liabilities	1,765.3	1,570.8

Total current liabilities	7,713.0	7,011.3

Future policy benefits	7,695.5	7,859.5
Unpaid claims	1,126.5	1,081.5
Policyholders’ funds	1,507.2	1,453.1
Long-term debt, less current portion	1,155.7	1,609.7
Other long-term liabilities	794.5	1,021.4
Separate Accounts liabilities	13,945.0	13,015.8

Total liabilities	33,937.4	33,052.3

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 1,446,996,969 shares authorized, 286,010,804 shares issued and outstanding in 2005 and $.01 par value, 732,492,499 shares authorized, 293,005,672 shares issued and outstanding in 2004)	2,222.1	3,076.5
Retained earnings	7,746.5	6,546.4
Accumulated other comprehensive loss	(648.5)	(541.5)

Total shareholders’ equity	9,320.1	9,081.4

Total liabilities and shareholders’ equity	$43,257.5	$42,133.7

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

	Number of	Common		Accumulated
	Common	Stock and		Other	Total
	Shares	Additional	Retained	Comprehensive	Shareholders’	Comprehensive
(Millions, except per share data)	Outstanding	Paid-in Capital	Earnings	Income (Loss)	Equity	Income

Nine Months Ended September 30, 2005
Balance at December 31, 2004	293,005,672	$3,076.5	$6,546.4	$(541.5)	$9,081.4
Comprehensive income:
Net income	—	—	1,211.5	—	1,211.5	$1,211.5
Other comprehensive income:
Net unrealized losses on securities (1)	—	—	—	(104.8)	(104.8)
Net foreign currency gains	—	—	—	.8	.8
Net derivative losses (1)	—	—	—	(3.0)	(3.0)

Other comprehensive income	—	—	—	(107.0)	(107.0)	(107.0)

Total comprehensive income						$1,104.5

Common shares issued for benefit plans	9,293,161	384.0	—	—	384.0
Repurchases of common shares	(16,288,029)	(1,238.4)	—	—	(1,238.4)
Dividends declared	—	—	(11.4)	—	(11.4)

Balance at September 30, 2005	286,010,804	$2,222.1	$7,746.5	$(648.5)	$9,320.1

Nine Months Ended September 30, 2004
Balance at December 31, 2003	305,156,502	$4,024.8	$4,307.2	$(408.0)	$7,924.0
Comprehensive income:
Net income	—	—	1,944.4	—	1,944.4	$1,944.4
Other comprehensive loss:
Net unrealized losses on securities (1)	—	—	—	(33.9)	(33.9)
Net foreign currency gains	—	—	—	.6	.6
Net derivative gains (1)	—	—	—	.5	.5

Other comprehensive loss	—	—	—	(32.8)	(32.8)	(32.8)

Total comprehensive income						$1,911.6

Common shares issued for benefit plans	16,649,230	424.9	—	—	424.9
Repurchases of common shares	(26,501,198)	(1,170.0)	—	—	(1,170.0)
Dividends declared	—	—	(5.9)	—	(5.9)

Balance at September 30, 2004	295,304,534	$3,279.7	$6,245.7	$(440.8)	$9,084.6

(1)	Net of reclassification adjustments (refer to Note 8).
Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
(Millions)	2005	2004

Cash flows from operating activities:
Net income	$1,211.5	$1,944.4
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	(1,030.0)
Amortization of other acquired intangible assets	38.1	34.7
Depreciation and amortization	109.4	105.5
Amortization of net investment premium	19.5	34.1
Net realized capital gains	(18.6)	(51.5)
Changes in assets and liabilities:
Decrease in accrued investment income	12.0	11.1
Increase in premiums due and other receivables	(106.7)	(6.0)
Net change in income taxes	457.4	224.0
Net change in other assets and other liabilities	(383.1)	(686.4)
Decrease in health care and insurance liabilities	(60.4)	(278.7)
Other, net	(32.4)	(9.8)

Net cash provided by operating activities of continuing operations	1,246.7	291.4
Discontinued operations, net (Note 16)	—	666.2

Net cash provided by operating activities	1,246.7	957.6

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	8,002.9	7,265.1
Other investments	874.1	2,029.9
Cost of investments in:
Debt securities available for sale	(7,497.2)	(7,087.4)
Other investments	(798.4)	(1,891.9)
Increase in property, equipment and software	(183.1)	(134.5)
Cash used for acquisitions, net of cash acquired	(1,021.5)	—

Net cash (used for) provided by investing activities	(623.2)	181.2

Cash flows from financing activities:
Deposits and interest credited for investment contracts	30.6	42.7
Withdrawals of investment contracts	(30.2)	(381.7)
Common shares issued under benefit plans	223.5	256.4
Common shares repurchased	(1,210.7)	(1,132.7)
Other, net	—	10.0

Net cash used for financing activities	(986.8)	(1,205.3)

Net decrease in cash and cash equivalents	(363.3)	(66.5)
Cash and cash equivalents, beginning of period	1,396.0	1,433.4

Cash and cash equivalents, end of period	$1,032.7	$1,366.9

Supplemental cash flow information:
Interest paid	$105.5	$93.5
Income taxes paid (received)	218.5	(372.9)

Refer to accompanying Condensed Notes to Consolidated Financial Statements.

Condensed Notes to Consolidated Financial Statements
1. Organization
The accompanying consolidated financial statements include Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”). The Company’s operations include three business segments: Health Care, Group Insurance and Large Case Pensions. Health Care consists of medical and dental plans offered on both a risk basis (where the Company assumes all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include Health Savings Accounts (“HSAs”) and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor or member in the case of HSAs). The Group Insurance segment includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis. Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products (refer to Note 15 for additional information).
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
Future Application of Accounting Standard
Accounting for Stock-Based Compensation
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“FAS”) No. 123-Revised, “Share-Based Payment” (“FAS 123-R”). FAS 123-R requires companies to charge the fair value of all share-based payment awards (including stock options) issued to employees and non-employees to expense. The provisions of this standard require the fair value to be calculated using a valuation model (such as the Black-Scholes or binomial-lattice models). The provisions of this standard are effective for all new share-based arrangements entered into in the first quarter of 2006, as well as the fair value of the unvested portion of existing arrangements as of January 1, 2006. The estimated fair value of the unvested portion of existing arrangements as of January 1, 2006 is expected to be approximately $30 million, of which approximately $16 million will be expensed in 2006 in addition to the fair value of any future grants.

Stock-Based Compensation
At September 30, 2005, the Company had various stock-based employee incentive plans, which are described more fully in Note 13 to the consolidated financial statements presented in the 2004 Annual Report. The Company uses the intrinsic value method of accounting for stock-based awards granted to employees. Accordingly, compensation cost is not recognized when the exercise price of an employee stock option equals or exceeds the fair value of the stock on the date the option is granted. The following table illustrates the pro forma net income and pro forma earnings per common share as if the Company had applied the fair value based method of accounting to all awards of stock-based employee compensation for the three and nine months ended September 30, 2005 and 2004. The Company uses a modified Black-Scholes option pricing model to estimate fair value.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2005	2004	2005	2004

Net income, as reported	$377.8	$1,292.3	$1,211.5	$1,944.4
Add: Stock-based employee compensation expense included in reported net income, net of related taxes	.1	2.8	.4	9.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(5.1)	(26.7)	(54.9)	(73.7)

Pro forma net income	$372.8	$1,268.4	$1,157.0	$1,880.4

Earnings per common share:
Basic — as reported	$1.31	$4.27	$4.16	$6.37
Basic — pro forma	1.29	4.20	3.98	6.16

Diluted — as reported	1.26	4.10	4.01	6.13
Diluted — pro forma	1.24	4.03	3.82	5.93

3. Acquisitions
In January 2005, the Company acquired Strategic Resource Company (“SRC”), a privately held administrator of group limited benefit products for part-time and hourly workers. For approximately $252 million, financed through available cash, Aetna acquired 100% of the stock of SRC and reinsured the insurance contracts administered by SRC. Approximately $67 million of the purchase price is currently held in escrow pending resolution of certain future events. The Company recorded approximately $82 million of intangible assets (primarily customer lists) and approximately $128 million of goodwill, which represents the purchase price in excess of the fair value of the net assets acquired.
In May 2005, the Company acquired Active Health Management, Inc. (“Active Health”), a privately held health management and health care data analytics company, for approximately $405 million, financed through available cash. The Company preliminarily recorded approximately $89 million of intangible assets (primarily customer lists, technology and trademarks) and goodwill of approximately $311 million, which represents the purchase price in excess of the fair value of the net assets acquired.
In July 2005, the Company acquired HMS Healthcare, Inc. (“HMS”), a privately held regional health care network, primarily in Michigan and Colorado, for approximately $390 million, financed through available cash. In the third quarter of 2005, the Company has preliminarily recorded approximately $176 million of intangible assets (primarily customer lists and tradenames) and goodwill of approximately $240 million, which represents the purchase price in excess of the fair value of the net assets acquired.
The Company’s intangible assets and goodwill associated with the acquisitions of Active Health and HMS are subject to adjustment upon completion of purchase accounting valuations.
In October 2005, the Company announced its intention to exercise its option to purchase the remaining 60% ownership interest in Aetna Speciality Pharmacy, LLC (“ASP”) from its venture partner, Priority Healthcare Corporation. As a result of this purchase, which is subject to federal antitrust regulatory approval, the Company would own 100% of ASP. The purchase price is not material to the Company. Refer to Note 3 to the consolidated financial statements presented in the 2004 Annual Report for additional information.

4. Earnings Per Common Share
A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Income	Shares	Per Common
(Millions, except EPS data)	(Numerator)	(Denominator)	Share Amount

Three Months Ended September 30, 2005
Basic EPS:
Income from continuing operations	$377.8	288.7	$1.31
Effect of dilutive securities:
Stock options and other		12.0

Diluted EPS:
Income from continuing operations and assumed conversions	$377.8	300.7	$1.26

Three Months Ended September 30, 2004
Basic EPS:
Income from continuing operations	$302.3	302.3	$1.00
Effect of dilutive securities:
Stock options and other		12.5

Diluted EPS:
Income from continuing operations and assumed conversions	$302.3	314.8	$.96

Nine Months Ended September 30, 2005
Basic EPS:
Income from continuing operations	$1,211.5	290.9	$4.16
Effect of dilutive securities:
Stock options and other		11.5

Diluted EPS:
Income from continuing operations and assumed conversions	$1,211.5	302.4	$4.01

Nine Months Ended September 30, 2004
Basic EPS:
Income from continuing operations	$914.4	305.5	$2.99
Effect of dilutive securities:
Stock options and other		11.6

Diluted EPS:
Income from continuing operations and assumed conversions	$914.4	317.1	$2.88

5. Operating Expenses
For the three and nine months ended September 30, 2005 and 2004, selling expenses (which include broker commissions, the variable component of the Company’s internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Selling expenses	$214.1	$178.0	$623.0	$511.1

General and administrative expenses:
Salaries and related benefits	533.3	499.6	1,591.1	1,507.4	(1)
Other general and administrative expenses	344.1	312.1	998.6	934.2

Total general and administrative expenses	877.4	811.7	2,589.7	2,441.6

Total operating expenses	$1,091.5	$989.7	$3,212.7	$2,952.7

(1)	Salaries and related benefits for the nine months ended September 30, 2004 include a curtailment benefit of $31.8 million related to the elimination of the dental subsidy for all retirees.

6. Other Acquired Intangible Assets
Other acquired intangible assets at September 30, 2005 and December 31, 2004 were as follows:

		Accumulated		Amortization
(Millions)	Cost	Amortization	Net Balance	Period (Years)

September 30, 2005
Other acquired intangible assets:
Customer lists	$1,199.3	$929.5	$269.8	5-9
Provider networks	680.2	246.1	434.1	20-25
Technology	32.1	3.0	29.1	3-5
Other	16.4	2.1	14.3	3-5
Trademarks and tradenames (indefinite lived)	22.3	—	22.3	Indefinite

Total other acquired intangible assets (1)	$1,950.3	$1,180.7	$769.6

December 31, 2004
Other acquired intangible assets:
Customer lists	$919.0	$917.5	$1.5	5-7
Provider networks	679.9	225.1	454.8	20-25
Other	4.0	—	4.0	3-5

Total other acquired intangible assets	$1,602.9	$1,142.6	$460.3

(1)	Other acquired intangible assets include $88.7 million and $176.0 million related to the acquisitions of Active Health and HMS, respectively, that are considered preliminary, pending the finalization of purchase accounting valuations (refer to Note 3 for additional information).
Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2006	$67.1
2007	66.5
2008	61.7
2009	57.3
2010	55.1

7. Investments
Total investments at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005					December 31, 2004
(Millions)	Current		Long-term		Total	Current		Long-term		Total

Debt securities available for sale:
Available for use in current operations	$13,217.8	(1)	$—		$13,217.8	$14,013.6	(1)	$—		$14,013.6
Loaned securities	1,248.9		—		1,248.9	1,150.1		—		1,150.1
On deposit, as required by regulatory authorities	—		525.8	(3)	525.8	—		553.4	(3)	553.4

Debt securities available for sale	14,466.7		525.8		14,992.5	15,163.7		553.4		15,717.1
Equity securities available for sale	33.2	(1)	36.0	(3)	69.2	34.5	(1)	40.2	(3)	74.7
Short-term investments	105.2	(1)	—		105.2	194.5	(1)	—		194.5
Mortgage loans	36.0	(2)	1,493.8		1,529.8	52.7	(2)	1,348.2		1,400.9
Investment real estate	—		226.4		226.4	—		274.8		274.8
Other investments	22.4	(2)	1,201.8	(3)	1,224.2	5.0	(2)	1,124.5	(3)	1,129.5

Total investments	$14,663.5		$3,483.8		$18,147.3	$15,450.4		$3,341.1		$18,791.5

(1)	Included in investment securities on the Consolidated Balance Sheets totaling $13.4 billion and $14.2 billion at September 30, 2005 and December 31, 2004, respectively.
(2)	Included in other investments on the Consolidated Balance Sheets totaling $58.4 million and $57.7 million at September 30, 2005 and December 31, 2004, respectively.
(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.8 billion and $1.7 billion at September 30, 2005 and December 31, 2004, respectively.

Sources of net investment income for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Debt securities	$204.4	$212.7	$634.8	$655.8
Mortgage loans	34.5	31.9	98.0	96.5
Other	38.6	12.7	87.9	43.3
Cash equivalents and other short-term investments	15.3	8.1	40.4	19.2
Equity securities	.8	.8	1.7	1.6
Investment real estate	(3.9)	(2.4)	(7.3)	(6.0)

Gross investment income	289.7	263.8	855.5	810.4
Less: investment expenses	(9.8)	(9.9)	(27.8)	(24.8)

Net investment income (1)	$279.9	$253.9	$827.7	$785.6

(1)	Includes amounts related to experience-rated contractholders of $36.5 million and $110.4 million during the three and nine months ended September 30, 2005, respectively, and $39.8 million and $118.3 million during the three and nine months ended September 30, 2004, respectively. Interest credited to experience-rated contractholders is included in current and future benefits.
Net realized capital gains for the three and nine months ended September 30, 2005 and 2004, excluding amounts related to experience-rated contractholders and discontinued products, on investments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Debt securities	$11.1	$21.4	$14.5	$46.4
Equity securities	—	.3	—	7.1
Other	(2.6)	(2.1)	4.1	(2.0)

Pretax net realized capital gains	$8.5	$19.6	$18.6	$51.5

After tax net realized capital gains	$5.5	$12.8	$12.1	$33.5

Net realized capital gains (losses) of $5 million and $3 million for the three and nine months ended September 30, 2005, respectively, and $(.6) million and $11 million for the three and nine months ended September 30, 2004, respectively, related to experience-rated contractholders were deducted from net realized capital gains, and an offsetting amount is reflected in policyholders’ funds. Net realized capital gains of $12 million for both the three and nine months ended September 30, 2005, and $7 million and $21 million for the three and nine months ended September 30, 2004, respectively, related to discontinued products were deducted from net realized capital gains, and an offsetting amount is reflected in the reserve for anticipated future losses on discontinued products.
8. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) related to changes in net unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,
(Millions)	2005	2004

Securities:
Net unrealized holding losses arising during the period (1)	$(108.0)	$(21.3)
Less: reclassification adjustment for gains (losses) included in net income (2)	(3.2)	12.6

Net unrealized losses on securities	$(104.8)	$(33.9)

(1)	Pretax net unrealized holding losses arising during the nine months ended September 30, 2005 and 2004 were $166.2 million and $32.8 million, respectively.
(2)	Pretax reclassification adjustments for (losses) gains included in net income were $(4.9) million and $19.4 million for the nine months ended September 30, 2005 and 2004, respectively.

Changes in accumulated other comprehensive income (loss) related to changes in derivatives gains (losses) for the nine months ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,
(Millions)	2005	2004

Derivatives:
Net derivative losses arising during the period (1)	$(4.3)	$—
Less: reclassification adjustment for losses included in net income (2)	(1.3)	(.5)

Net derivative (losses) gains	$(3.0)	$.5

(1)	Pretax net derivative losses arising during the nine months ended September 30, 2005 were $6.5 million.

(2)	Pretax reclassification adjustments for gains (losses) included in net income were $(2.0) million and $.7 million for the nine months ended September 30, 2005 and 2004, respectively.
9. Benefit Plans
Components of the net periodic benefit cost of the Company’s noncontributory defined benefit pension plans for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Service cost	$23.2	$19.0	$69.6	$57.0
Interest cost	68.5	65.4	205.5	196.0
Expected return on plan assets	(92.6)	(77.7)	(277.8)	(232.9)
Amortization of prior service cost	1.3	1.4	3.9	4.2
Recognized net actuarial loss	18.6	16.1	55.8	48.1

Net periodic benefit cost	$19.0	$24.2	$57.0	$72.4

Components of the net periodic benefit cost of the Company’s other post-retirement benefit plans for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Service cost	$.1	$.1	$.3	$.3
Interest cost	7.0	6.0	21.0	19.0
Expected return on plan assets	(1.1)	(1.1)	(3.3)	(3.3)
Amortization of prior service cost	(.3)	(.4)	(.9)	(1.0)
Recognized net actuarial loss	1.5	.2	4.5	1.2

Net periodic benefit cost before curtailment benefit	7.2	4.8	21.6	16.2
Curtailment benefit	—	—	—	(31.8	) (1)

Net periodic benefit cost (income)	$7.2	$4.8	$21.6	$(15.6)

(1)	Reflects a plan amendment made in January 2004 to eliminate the dental subsidy for all retirees. Refer to Note 13 of the consolidated financial statements presented in the 2004 Annual Report for additional information.
10. Debt
The carrying value of long-term debt at September 30, 2005 and December 31, 2004 was as follows:

	September 30,	December 31,
(Millions)	2005	2004

Senior notes, 7.375%, due 2006	$449.9	$449.6
Senior notes, 7.875%, due 2011	448.0	447.7
Senior notes, 8.50%, due 2041	707.7	712.4

Total long-term debt	1,605.6	1,609.7
Less current portion of long-term debt (1)	(449.9)	—

Long-term debt, less current portion	$1,155.7	$1,609.7

(1)	At September 30, 2005, there were no short-term borrowings outstanding. The 7.375% senior notes due March 2006 have been classified as current in the accompanying consolidated balance sheet as of September 30, 2005.

The Company’s revolving credit facility contains financial covenants. Under the terms of the facility, the Company is required to maintain a minimum level of shareholders’ equity, excluding any minimum pension liability adjustment and any net unrealized capital gains and losses (“Adjusted Consolidated Net Worth”), as of each fiscal quarter end. The required minimum level is increased by 50% of the Company’s consolidated net income each quarter beginning with the quarter ending December 31, 2004. At September 30, 2005, the Company met its required minimum level of Adjusted Consolidated Net Worth of approximately $7.5 billion. The Company is also required to maintain its ratio of total debt to consolidated capitalization as of each fiscal quarter end at or below .4 to 1.0. For this purpose, consolidated capitalization equals the sum of Adjusted Consolidated Net Worth and total debt (as defined in the facility). The Company met this requirement at September 30, 2005.
During the three months ended September 30, 2005, the Company entered into two forward starting swaps in order to hedge the change in cash flows associated with interest payments generated by the forecasted future issuance of long-term debt (expected to be issued between September 30, 2005 and December 31, 2006). These transactions qualify as cash flow hedges in accordance with the Company’s accounting policy for derivatives. The changes in the fair value of the forward starting swaps are expected to be highly effective in offsetting changes in the future cash flows (i.e., changes in interest payments) attributable to fluctuations in the benchmark LIBOR swap curve interest rates. The swaps have a combined notional value of $500 million.
At September 30, 2005, and during the three months then ended, the cash flow hedges did not experience any ineffectiveness. Based on the Company’s assessment, the cash flow hedges remain effective. As a result, at September 30, 2005, the Company recorded a liability of $4.2 million (representing the fair value of the forward starting swaps), a charge to accumulated other comprehensive income of $2.7 million, and a deferred tax asset of $1.5 million. Subsequent to the issuance of the forecasted future debt, any balance remaining in accumulated other comprehensive income will be amortized or accreted into earnings.
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
11. Capital Stock
On September 24, 2004, February 25, 2005 and September 29, 2005, the Board of Directors authorized three share repurchase programs for the repurchase of up to $750 million of common stock each ($2.25 billion in aggregate). During the nine months ended September 30, 2005, the Company repurchased approximately 16.3 million shares of common stock at a cost of approximately $1.2 billion (approximately $28 million of these repurchase transactions were settled in early October 2005), completing the September 24, 2004 authorization and utilizing a portion of the February 25, 2005 authorization. At September 30, 2005, the Company had authorization to repurchase up to approximately $1.0 billion of common stock remaining under the February 25, 2005 and September 29, 2005 authorizations.
On February 11, 2005, the Board of Directors’ Committee on Compensation and Organization (the “Compensation Committee”) granted approximately 4.0 million stock options to employees to purchase common shares of the Company at $66.75 per share. The February 11, 2005 grants will become 100% vested three years from the grant date, with one-third of the options vesting on June 30, 2005 and the remaining options vesting on the second and third anniversaries of the grant date. During the nine months ended September 30, 2005, the Company issued approximately 9.3 million common shares for benefit plans, predominantly related to stock option exercises.
In connection with the stock split described in Note 1, the Board of Directors approved an amendment to the Company’s Articles of Incorporation. The amendment increased the number of authorized common shares of the Company to 1,459,384,998 shares effective March 11, 2005 (which has subsequently been reduced due to the Company’s share repurchase activity). This increase is in the same proportion that the shares distributed in the stock dividend increased the number of issued common shares.

On September 29, 2005, the Board of Directors declared an annual cash dividend of $.04 per share to shareholders of record at the close of business on November 16, 2005. The dividend will be paid on November 30, 2005.
Under the Aetna Inc. Employee Stock Purchase Plan (the “ESPP”), 11.8 million of the Company’s common shares are reserved for issuance at September 30, 2005 in accordance with the ESPP’s provisions. Employee contributions are accumulated for a six-month period and used to purchase stock at the end of the offering period. A six-month accumulation period commenced on December 20, 2004 and ended on June 17, 2005. The purchase price for this offering was at a 10% discount from the lesser of the stock’s fair market value on December 20, 2004 or June 17, 2005. During the six months ended June 30, 2005, approximately 150,000 shares of common stock were purchased under the ESPP at the purchase price of $55.60 per share. On June 20, 2005, another six-month accumulation period commenced. This accumulation period ends on December 16, 2005, and the purchase price for this offering is at a 10% discount from the lesser of the stock’s fair market value on June 20, 2005 or December 16, 2005.
12. Dividend Restrictions and Statutory Surplus
Under regulatory requirements, the amount of dividends that may be paid through the end of 2005 to Aetna by its insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $261 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders.
At September 30, 2005, the combined statutory surplus of the Company’s insurance and HMO subsidiaries was $4.4 billion. At December 31, 2004, such surplus was $4.0 billion.
13. Commitments and Contingencies
New York Market Stabilization Pool
During the nine months ended September 30, 2005, the Company, certain other carriers and the New York State Insurance Department entered into an agreement as to the Company’s participation in the New York State Market Stabilization Pool under New York Regulation 146 (“Regulation 146”) for the years 1999 through 2004. Regulation 146 requires all carriers with small group and/or individual business in New York State to participate in a market stabilization pooling mechanism under which carriers that experience higher than average cost factors in providing services to members with specified medical conditions receive payments from the pool, and carriers that experience lower than average cost factors make payments to the pool. From 1999 through 2004, in the absence of any pool data regarding relative average cost factors of the carriers doing business in New York State, the Company made provisions for its estimate of liabilities incurred in this pool based on discussions with the New York State Insurance Department and historical experience. As of December 31, 2004, the Company had recorded reserves (included in health care costs payable) of approximately $89 million based on these estimates.
In June 2005, the Company and other carriers participating in the pool, along with the New York State Insurance Department, entered into an agreement that modified the mechanism by which the amounts due to (or receivable from) the pool were to be settled. Under this agreement, the Company was a net receiver of approximately $14 million in cash from the pool in satisfaction of all of the Company’s remaining obligations relating to the pool for the years 1999 through 2004. Accordingly, during the nine months ended September 30, 2005, the Company released the $89 million liability recorded as of December 31, 2004, resulting in a $103 million pretax reduction in health care costs during the nine months ended September 30, 2005. This agreement also eliminates any further payment obligation by the Company for 2005. The New York State Insurance Department intends to propose a new pooling mechanism for years subsequent to 2005.
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

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). The Company believes that the Physician Settlement Agreement, which has received final court approval, resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, the Company recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. The Company has not received any insurance recoveries as of September 30, 2005.
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
Securities Class Action Litigation
Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (the “Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York (the “New York Federal Court”). The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which were voluntarily dismissed or consolidated. Plaintiffs contended that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs alleged misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they sought unspecified damages, among other remedies.
Effective February 2005, the parties agreed to dismiss Mr. Donaldson and Dr. Rowe from the action, and the Company and class representatives entered into an agreement (the “Securities Settlement Agreement”) to settle the Securities Complaint. The New York Federal Court approved the Securities Settlement Agreement on September 12, 2005. The settlement amount was not material to the Company.
Insurance Industry Brokerage Practices Matters
The Company has received subpoenas and other requests for information from the New York Attorney General, the Connecticut Attorney General, other attorneys general and various insurance regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. The Company may receive additional subpoenas and requests for information from these attorneys general and regulators. The Company is cooperating with these inquiries.
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
14. Segment Information
Summarized financial information for the Company’s principal operations for the three months ended September 30, 2005 and 2004 were as follows:

	Health	Group	Large Case	Corporate	Discontinued	Total
(Millions)	Care	Insurance	Pensions	Interest	Operations	Company

Three months ended September 30, 2005
Revenue from external customers	$4,907.3	$445.9	$59.1	$—	$—	$5,412.3
Net investment income	76.9	78.8	124.2	—	—	279.9

Total revenue excluding net realized capital gains	$4,984.2	$524.7	$183.3	$—	$—	$5,692.2

Operating earnings (loss) (1)	$351.3	$32.5	$9.6	$(21.1)	$—	$372.3
Net realized capital gains, net of tax	1.2	3.3	1.0	—	—	5.5

Net income (loss)	$352.5	$35.8	$10.6	$(21.1)	$—	$377.8

Three months ended September 30, 2004
Revenue from external customers	$4,292.2	$423.0	$50.8	$—	$—	$4,766.0
Net investment income	64.3	63.7	125.9	—	—	253.9

Total revenue excluding net realized capital gains	$4,356.5	$486.7	$176.7	$—	$—	$5,019.9

Operating earnings (loss) (1)	$268.1	$30.5	$7.7	$(16.8)	$—	$289.5
Net realized capital gains, net of tax	7.0	3.6	2.2	—	—	12.8

Income (loss) from continuing operations	275.1	34.1	9.9	(16.8)	—	302.3
Income from discontinued operations, net of tax (2)	—	—	—	—	990.0	990.0

Net income (loss)	$275.1	$34.1	$9.9	$(16.8)	$990.0	$1,292.3

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains. While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.
(2)	Income from discontinued operations of $990.0 million for the three months ended September 30, 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold (refer to Note 16 for additional information).

Summarized financial information for the Company’s principal operations for the nine months ended September 30, 2005 and 2004 were as follows:

	Health	Group	Large Case	Corporate	Discontinued	Total
(Millions)	Care	Insurance	Pensions	Interest	Operations	Company

Nine months ended September 30, 2005
Revenue from external customers	$14,251.0	$1,361.0	$166.2	$—	$—	$15,778.2
Net investment income	218.2	216.2	393.3	—	—	827.7

Total revenue excluding net realized capital gains	$14,469.2	$1,577.2	$559.5	$—	$—	$16,605.9

Operating earnings (loss) (1)	$1,098.9	$94.5	$21.2	$(58.6)	$—	$1,156.0
Other item (2)	—	—	43.4	—	—	43.4
Net realized capital gains, net of tax	5.0	6.6	.5	—	—	12.1

Net income (loss)	$1,103.9	$101.1	$65.1	$(58.6)	$—	$1,211.5

Nine months ended September 30, 2004
Revenue from external customers	$12,526.8	$1,218.5	$153.4	$—	$—	$13,898.7
Net investment income	193.9	201.0	390.7	—	—	785.6

Total revenue excluding net realized capital gains	$12,720.7	$1,419.5	$544.1	$—	$—	$14,684.3

Operating earnings (loss) (1)	$820.5	$88.5	$21.7	$(49.8)	$—	$880.9
Net realized capital gains, net of tax	12.7	13.8	7.0	—	—	33.5

Income (loss) from continuing operations	833.2	102.3	28.7	(49.8)	—	914.4
Discontinued operations, net of taxes (3)	—	—	—	—	1,030.0	1,030.0

Net income (loss)	$833.2	$102.3	$28.7	$(49.8)	$1,030.0	$1,944.4

(1)	Operating earnings (loss) from continuing operations is comprised of income (loss) from continuing operations excluding net realized capital gains and the other item (see (2) below). While operating earnings (loss) is the measure of profit or loss used by the Company’s management when assessing performance or making operating decisions, it does not replace net income (loss) as a measure of profitability.
(2)	The other item excluded from operating earnings (loss) for the nine months ended September 30, 2005 consists of $43 million after tax ($67 million pretax) from a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment. There was no such reduction for the nine months ended September 30, 2004.
(3)	Income from discontinued operations of $1.03 billion for the nine months ended September 30, 2004 reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold (refer to Note 16 for additional information).
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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 2005, the receivable from continuing products, net of related deferred taxes payable of $125 million on the accrued interest income, was $367 million. At December 31, 2004, the receivable from continuing products, net of related deferred taxes payable of $116 million on accrued interest income, was $395 million. These amounts were eliminated in consolidation.
Results of discontinued products for the three and nine months ended September 30, 2005 and 2004 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net (1)

Three months ended September 30, 2005
Net investment income	$72.3	$—	$72.3
Net realized capital gains	12.3	(12.3)	—
Interest earned on receivable from continuing products	7.4	—	7.4
Other revenue	3.8	—	3.8

Total revenue	95.8	(12.3)	83.5

Current and future benefits	85.2	(5.1)	80.1
Operating expenses	3.4	—	3.4

Total benefits and expenses	88.6	(5.1)	83.5

Results of discontinued products	$7.2	$(7.2)	$—

Three months ended September 30, 2004
Net investment income	$75.3	$—	$75.3
Net realized capital gains	6.7	(6.7)	—
Interest earned on receivable from continuing products	7.6	—	7.6
Other revenue	5.8	—	5.8

Total revenue	95.4	(6.7)	88.7

Current and future benefits	88.6	(3.2)	85.4
Operating expenses	3.3	—	3.3

Total benefits and expenses	91.9	(3.2)	88.7

Results of discontinued products	$3.5	$(3.5)	$—

Nine months ended September 30, 2005
Net investment income	$248.0	$—	$248.0
Net realized capital gains	12.2	(12.2)	—
Interest earned on receivable from continuing products	23.1	—	23.1
Other revenue	16.3	—	16.3

Total revenue	299.6	(12.2)	287.4

Current and future benefits	258.2	21.1	279.3
Operating expenses	8.1	—	8.1

Total benefits and expenses	266.3	21.1	287.4

Results of discontinued products	$33.3	$(33.3)	$—

Nine months ended September 30, 2004
Net investment income	$235.8	$—	$235.8
Net realized capital gains	21.0	(21.0)	—
Interest earned on receivable from continuing products	22.5	—	22.5
Other revenue	20.4	—	20.4

Total revenue	299.7	(21.0)	278.7

Current and future benefits	268.4	.5	268.9
Operating expenses	9.8	—	9.8

Total benefits and expenses	278.2	.5	278.7

Results of discontinued products	$21.5	$(21.5)	$—

(1)	Amounts are reflected in the September 30, 2005 and 2004 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 2005 and December 31, 2004 were as follows: (1)

	September 30,	December 31,
(Millions)	2005	2004

Assets:
Debt securities available for sale	$3,134.6	$3,383.6
Equity securities available for sale	52.9	57.2
Mortgage loans	607.2	560.3
Investment real estate	110.2	114.8
Loaned securities	327.9	322.8
Other investments (2)	545.9	514.4

Total investments	4,778.7	4,953.1
Collateral received under securities loan agreements	334.7	329.6
Current and deferred income taxes	104.4	120.8
Receivable from continuing products (3)	491.3	511.6

Total assets	$5,709.1	$5,915.1

Liabilities:
Future policy benefits	$3,944.0	$4,065.6
Policyholders’ funds	24.8	24.0
Reserve for anticipated future losses on discontinued products	1,046.4	1,079.8
Collateral payable under securities loan agreements	334.7	329.6
Other liabilities	359.2	416.1

Total liabilities	$5,709.1	$5,915.1

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	Includes debt securities on deposit as required by regulatory authorities of $21.3 million and $20.9 million at September 30, 2005 and December 31, 2004, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.
(3)	The receivable from continuing products is eliminated in consolidation.
At September 30, 2005 and December 31, 2004, net unrealized capital gains on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.
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
The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2005 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2004	$1,079.8
Operating income	13.6
Net realized capital gains	12.2
Mortality and other	7.5
Reserve reduction	(66.7)

Reserve for anticipated future losses on discontinued products at September 30, 2005	$1,046.4

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $67 million ($43 million after tax) of the reserve was released in the nine months ended September 30, 2005, primarily due to favorable investment performance and favorable mortality and retirement experience compared to prior assumptions.
16. Discontinued Operations
Discontinued operations of $990 million and $1.03 billion for the three and nine months ended September 30, 2004, respectively, reflects the completion of certain Internal Revenue Service audits associated with businesses previously sold.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2005, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 26, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Unless the context otherwise requires, references to the terms “we”, “our”, or “us” used throughout this MD&A, refer to Aetna Inc. (“Aetna”) and its subsidiaries (collectively, the “Company”).
OVERVIEW
We are one of the nation’s largest providers of health insurance and related benefits, based on membership as of September 30, 2005. Our products include medical, dental, pharmacy and group insurance (including life, disability and long-term care) benefit products. As of September 30, 2005, we served approximately 14.7 million medical members, 13.0 million dental members, 9.3 million pharmacy members and 13.7 million group insurance members. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
The following MD&A provides a review of our financial condition as of September 30, 2005 and December 31, 2004 and results of operations for the three and nine months ended September 30, 2005 and 2004. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition and the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2004 Annual Report on Form 10-K (the “2004 Annual Report”). This Overview is qualified in its entirety by the full MD&A below.
Our operating profit for the three and nine months ended September 30, 2005, compared to the corresponding periods in 2004, reflects continued growth in our Health Care business, excluding favorable development of prior period health care cost estimates. This primarily reflects growth in revenues from higher membership levels and strong underwriting results (including increases in per member premiums which slightly outpaced per member increases in health care costs), as well as continued improvement in general and administrative expense efficiencies (the ratio of these expenses to our total revenue). We experienced membership growth for both administrative services contract (“ASC”) business (an employer-funded plan where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Risk business (where we assume all or a majority of the risk for medical and dental care costs), including approximately 170,000 Risk members associated with the acquisition of Strategic Resource Company (“SRC”), which closed in the first quarter of 2005. Our medical membership was 14.7 million members at September 30, 2005, representing approximately 35% Risk members and 65% ASC members. We continue to take actions designed to achieve membership levels at December 31, 2005 of approximately 1,000,000 to 1,075,000 members higher than at December 31, 2004.
We continued to generate cash from operations for the nine months ended September 30, 2005. In addition to funding ordinary course operating activities, approximately $150 million of cash was used to pay a prior year physician class action settlement and $245 million of cash was used to make a voluntary contribution to our pension plan. Additional uses from available cash for the nine months ended September 30, 2005 included $1.2 billion, used to repurchase our common stock under our share repurchase programs and $1.0 billion, used for acquisitions (see below and also refer to Note 3 of Condensed Notes to Consolidated Financial Statements).

Summary of Consolidated Results for the Three and Nine Months Ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2005	2004	2005	2004

Total revenues	$5,700.7	$5,039.5	$16,624.5	$14,735.8

Income from continuing operations (1)	377.8	302.3	1,211.5	914.4

Net income (2)	377.8	1,292.3	1,211.5	1,944.4

Income from continuing operations per common share	1.26	.96	4.01	2.88

Net income per common share	1.26	4.10	4.01	6.13

(1)	Income from continuing operations for the three months ended September 30, 2005 and 2004 reflects favorable development of prior period health care cost estimates of approximately $15 million ($24 million pretax) and $14 million ($22 million pretax), respectively, in the Health Care segment. Income from continuing operations for the nine months ended September 30, 2005 reflects the release of approximately $65 million ($103 million pretax) of reserves related to the New York Market Stabilization Pool (refer to Note 13 of Condensed Notes to Consolidated Financial Statements) and a reduction of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment of $43 million ($67 million pretax).
(2)	Net income for the three months ended September 30, 2005 and 2004 includes net realized capital gains of $6 million and $13 million, respectively, and the nine months ended September 30, 2005 and 2004 includes net realized capital gains of $12 million and $34 million, respectively. Net income for the three and nine months ended September 30, 2004 includes income from discontinued operations of $990 million and $1.03 billion, respectively, related to the completion of certain Internal Revenue Service audits associated with businesses previously sold.
Business Development Transactions
In January 2005, we acquired Strategic Resource Company (“SRC”), a privately held administrator of group limited benefit products for part-time and hourly workers. For approximately $252 million, financed through available cash, we acquired 100% of the stock of SRC and reinsured the insurance contracts administered by SRC. Approximately $67 million of the purchase price is currently held in escrow pending resolution of certain future events. We recorded approximately $82 million of intangible assets (primarily customer lists) and approximately $128 million of goodwill, which represents the purchase price in excess of the fair value of the net assets acquired.
In May 2005, we acquired Active Health Management, Inc. (“Active Health”), a privately held health management and health care data analytics company, for approximately $405 million, financed through available cash. We preliminarily recorded approximately $89 million of intangible assets (primarily customer lists, technology and trademarks) and goodwill of approximately $311 million, which represents the purchase price in excess of the fair value of the net assets acquired.
In July 2005, we acquired HMS Healthcare, Inc. (“HMS”), a privately held regional health care network, primarily in Michigan and Colorado, for approximately $390 million, financed through available cash. In the third quarter of 2005, we preliminarily recorded approximately $176 million of intangible assets (primarily customer lists and tradenames) and goodwill of approximately $240 million, which represents the purchase price in excess of the fair value of the net assets acquired.
The intangible assets and goodwill related to the acquisitions of Active Health and HMS are subject to adjustment upon completion of purchase accounting valuations.
In October 2005, we announced our intention to exercise our option to purchase the remaining 60% ownership interest in Aetna Speciality Pharmacy, LLC (“ASP”) from our venture partner, Priority Healthcare Corporation. As a result of this purchase, which is subject to federal antitrust regulatory approval, we would own 100% of ASP. The purchase price is not material to us. Refer to Note 3 to the consolidated financial statements presented in the 2004 Annual Report for additional information.
Management Update
Effective September 6, 2005, William J. Casazza was named Senior Vice President and General Counsel, reporting to Chairman and Chief Executive Officer, John W. Rowe, M.D. Mr. Casazza succeeds Louis J. Briskman, who resigned in the third quarter of 2005. Mr. Casazza now serves as a member of the Office of the Chairman, our most senior management group.
William C. Popik, M.D., Chief Medical Officer and Head of National Medical Services, retired on September 30, 2005. Charles M. Cutler, M.D. is serving as interim Chief Medical Officer, reporting to President Ronald A. Williams. Dr. Cutler is currently our National Medical Director for Quality.

Addition to the Board of Directors
Effective October 1, 2005, Molly J. Coye, M.D., founder and CEO of the Health Technology Center, was appointed to our Board of Directors (the “Board”). With the addition of Dr. Coye, the Board expands to 12 members. Dr. Coye also will serve as a member of the Board’s Medical Affairs Committee.
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
HEALTH CARE
Health Care consists of medical and dental plans offered on both a Risk basis and an employer-funded basis. Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS, PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.
Operating Summary for the Three and Nine Months Ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Premiums:
Commerical Risk (1)	$4,039.3	$3,545.7	$11,742.0	$10,282.9
Medicare	252.0	240.9	748.5	709.5

Total premiums	4,291.3	3,786.6	12,490.5	10,992.4

Administrative services contract fees	576.1	500.6	1,702.7	1,516.4
Net investment income	76.9	64.3	218.2	193.9
Other revenue	39.9	5.0	57.8	18.0
Net realized capital gains	1.9	10.7	7.7	19.4

Total revenue	4,986.1	4,367.2	14,476.9	12,740.1

Health care costs (2)	3,390.4	2,994.3	9,683.6	8,611.2
Operating expenses:
Selling expenses	193.5	161.0	562.5	463.6
General and administrative expenses (3)	830.8	767.3	2,453.5	2,311.8
Amortization of other acquired intangible assets	15.9	9.3	38.1	34.7

Total benefits and expenses	4,430.6	3,931.9	12,737.7	11,421.3

Income before income taxes	555.5	435.3	1,739.2	1,318.8
Income taxes	203.0	160.2	635.3	485.6

Net income	$352.5	$275.1	$1,103.9	$833.2

Net realized capital gains, net of tax (included above)	$1.2	$7.0	$5.0	$12.7

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.
(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where the Company pays providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 7.8% and 8.1% for the three and nine months ended September 30, 2005, respectively, compared to 8.7% and 9.2%, respectively, for the corresponding periods in 2004.
(3)	Includes salaries and related benefit expenses of $504.1 million and $1.5 billion for the three and nine months ended September 30, 2005, respectively, and $473.1 million and $1.4 billion, respectively, for the corresponding periods in 2004.
Health Care Results
The table presented below reconciles operating earnings to net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”) for the three and nine months ended September 30, 2005 and 2004. Operating earnings exclude realized capital gains and losses. We believe excluding realized capital gains and losses to arrive at operating earnings provides more useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance or our business operations. In addition, management uses operating earnings to assess performance and make operating decisions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Net income	$352.5	$275.1	$1,103.9	$833.2
Net realized capital gains	(1.2)	(7.0)	(5.0)	(12.7)

Operating earnings	$351.3	$268.1	$1,098.9	$820.5

Results for the three and nine months ended September 30, 2005 reflect growth from the corresponding periods in 2004
The increase in operating earnings for the three and nine months ended September 30, 2005, when compared to the corresponding periods in 2004, reflects higher total underwriting margins (premiums less health care costs), ASC fees, other revenue and net investment income as well as improved operating expense efficiencies. The total underwriting margin reflects growth in premiums and a lower Commercial Risk medical cost ratio as further discussed below. The growth in premiums and ASC fees resulted from rate increases for renewing membership as well as increases in membership levels (refer to Membership below), including approximately 170,000 Risk members associated with the acquisition of SRC. Other revenue reflects growth resulting from our recent acquisitions of Active Health and HMS. Net investment income increased due to higher yields from debt securities, as well as higher limited partnership income and mortgage prepayment fees.
We continued to gain operating expense efficiencies as a percentage of revenue. However, total operating expenses increased in the 2005 periods when compared to 2004 due to expenses related to the growth in membership and acquisitions. Total selling expenses increased due to higher overall premiums and a higher proportion of premiums in certain customer markets which have higher selling costs. General and administrative expenses increased due to higher employee related costs, facilities and equipment costs and claim services costs, in each case associated with higher membership. General and administrative expenses for the nine months ended September 30, 2004 also include a curtailment benefit of $32 million ($21 million after tax) related to the elimination of the dental subsidy for all retirees.
Our Commercial Risk products continued to grow for the three and nine months ended September 30, 2005
Commercial Risk premiums increased approximately $494 million and $1.5 billion for the three and nine months ended September 30, 2005, respectively, when compared to the corresponding periods in 2004. These increases reflect an increase in membership levels and premium rate increases on renewing business.
The Commercial Risk medical cost ratio was 78.6% for both the three months ended September 30, 2005 and 2004. Health care costs for the third quarter of 2005 and 2004 reflect favorable development of prior period health care cost estimates of approximately $15 million pretax and $20 million pretax, respectively. The favorable development of prior period health care cost estimates relates to health care costs incurred in preceding periods and considers the actual claim experience that emerged in the third quarter of 2005 and 2004, as well as lower than expected health care cost trends (refer to discussion of Health Care Costs Payable below for more information).
Excluding the favorable development of prior period health care cost estimates, the adjusted Commercial Risk medical cost ratio was 79.0% for the three months ended September 30, 2005 compared to 79.2% for the corresponding period in 2004 (refer to the reconciliations of Commercial Risk health care costs to adjusted Commercial Risk health care costs below). This decrease in the medical cost ratio for the third quarter of 2005 reflects an increase in per member premiums that slightly outpaced increases in per member health care costs. The increase in per member health care costs were driven by increases across all medical cost service categories, with higher increases in outpatient and ancillary services, than in inpatient, physician and pharmacy services.

	Three Months Ended
	September 30,
(Millions)	2005	2004

Commercial Risk health care costs (included in total health care costs above)	$3,174.9	$2,786.6
Approximate favorable development of prior period health care cost estimates	15.0	20.0

Adjusted Commercial Risk health care costs	$3,189.9	$2,806.6

During the nine months ended September 30, 2005, we, certain other carriers and the New York State Insurance Department entered into an agreement as to our participation in the New York State Market Stabilization Pool under New York Regulation 146 (“Regulation 146”) for the years 1999 through 2004. Regulation 146 requires all carriers with small group and/or individual business in New York State to participate in a market stabilization pooling mechanism under which carriers that experience higher than average cost factors in providing services to members with specified medical conditions receive payments from the pool, and carriers that experience lower than average cost factors make payments to the pool. From 1999 through 2004, in the absence of any pool data regarding relative average cost factors of the carriers doing business in New York State, we made provisions for our estimate of liabilities incurred in this pool based on discussions with the New York State Insurance Department and historical experience. As of December 31, 2004 we had recorded reserves (included in health care costs payable) of approximately $89 million based on these estimates.
In June 2005, we entered into an agreement with the New York State Insurance Department and other carriers participating in the pool that modified the mechanism by which the amounts due to (or receivable from) the pool were to be settled. Under this agreement, we were a net receiver of approximately $14 million in cash from the pool in satisfaction of all our remaining obligations relating to the pool for the years 1999 through 2004. Accordingly, during the nine months ended September 30, 2005, we released the $89 million liability recorded as of December 31, 2004, resulting in a $103 million pretax favorable development of prior period health care costs during the nine months ended September 30, 2005. This agreement also eliminates any further payment obligation we have for 2005. The New York State Insurance Department intends to propose a new pooling mechanism for years subsequent to 2005.
The Commercial Risk medical cost ratio was 76.9% for the nine months ended September 30, 2005, compared to 77.8% for the corresponding period in 2004. The decrease reflects higher reported favorable development of prior period health care costs in 2005, compared to 2004, as well as an increase in per member premiums which outpaced increases in per member health care costs. The increase in per member health care costs were driven by increases across all medical cost service categories, with higher increases in outpatient and ancillary services, than in inpatient, physician and pharmacy services.
Medicare Results
Medicare premiums increased approximately $11 million and $39 million for the three and nine months ended September 30, 2005, respectively, when compared to the corresponding periods in 2004. This increase reflects increases in supplemental premiums and rate increases by the Centers for Medicare and Medicaid Services.
The Medicare medical cost ratio for the three months ended September 30, 2005 was 85.5%, compared to 86.2% for the corresponding period in 2004. Health care costs for the third quarter of 2005 and 2004 reflect favorable development of prior period health care cost estimates of approximately $9 million pretax and $2 million pretax, respectively. Excluding this favorable development, the adjusted Medicare medical cost ratio was 89.1% for the three months ended September 30, 2005, compared to 87.0% for the corresponding period in 2004 (refer to the reconciliations of Medicare health care costs to adjusted Medicare health care costs below). The increase in the medical cost ratio for the third quarter of 2005 reflects a rate of increase for per member health care costs that outpaced the rate of increase for per member premiums, primarily due to higher utilization of health care services in the third quarter of 2005, compared to the corresponding period in 2004.

	Three Months Ended
	September 30,
(Millions)	2005	2004

Medicare health care costs (included in total health care costs above)	$215.5	$207.7
Approximate favorable development of prior period health care cost estimates	9.0	2.0

Adjusted Medicare health care costs	$224.5	$209.7

The Medicare medical cost ratio was 86.6% for the nine months ended September 30, 2005, compared to 85.4% for the corresponding period in 2004. The increase reflects a rate of increase of per member health care costs that outpaced the rate of increase for per member premiums.
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
We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations as of September 30, 2005; however, actual claim payments may differ from established estimates. A worsening (or improvement) of medical cost trend (the rate of increase in per member health care costs) or changes in claim submission and payment patterns from those that were assumed in estimating health care costs payable at September 30, 2005 would cause these estimates to change in the near term, and such a change could be material.
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

Other Sources of Revenue
Administrative services contract fees increased approximately $76 million and $186 million for the three and nine months ended September 30, 2005, respectively, when compared to the corresponding periods in 2004, reflecting growth in membership, rate increases and sales of add-on services. Other revenue reflects increases primarily resulting from our acquisitions of Active Health and HMS. Net realized capital gains for the three months ended September 30, 2005 are due to gains on debt securities from rebalancing our investment portfolio and recoveries from investments previously written-down, partially offset by losses from futures contracts used for correlating the maturities of invested assets with the payment of expected liabilities. Net realized capital gains for the nine months ended September 30, 2005 are due to gains on debt securities from rebalancing our investment portfolio and recoveries from investments previously written-down, as well as real estate gains. Net realized capital gains for the three and nine months ended September 30, 2004 are due primarily to gains on debt securities from sales in a low interest rate environment and the write-down of other invested assets.
Membership
Health Care’s membership at September 30, 2005 and 2004 was as follows:

	2005			2004
(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Medical:
Commercial	5,014	9,401	14,415	4,621	8,737	13,358
Medicare	102	20(1)	122	99	—	99
Medicaid	—	113	113	—	113	113

Total Medical Membership	5,116	9,534	14,650	4,720	8,850	13,570

Dental (2)	5,038	7,993	13,031	4,674	6,996	11,670

Pharmacy (3)			9,337			8,323

Consumer-directed health plans(4)			433			214

(1)	Medicare ASC members represent those served through our participation in the Medicare Chronic Care Improvement Program.
(2)	In 2005, we began including Aetna Global Benefits dental membership. Previously reported dental membership has been revised accordingly.
(3)	At September 30, 2005 and 2004, pharmacy members in thousands include 8,791 and 7,896 members, respectively, receiving pharmacy benefit management services and 546 and 427 members, respectively, who purchased medications through our mail order pharmacy.
(4)	Represents members in consumer-directed health plans included in our Commercial medical membership.
Total medical and dental membership as of September 30, 2005 increased by 1.1 million (including approximately 170,000 Risk members associated with the acquisition of SRC) and 1.4 million members, respectively, compared to September 30, 2004. The percentage of Risk and ASC medical membership was approximately 35% and 65%, respectively, at both September 30, 2005 and 2004.
GROUP INSURANCE
Group Insurance includes primarily group life insurance products offered on a Risk basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group Insurance also includes disability products offered on both a Risk and an employer-funded basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities.

Operating Summary for the Three and Nine Months Ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Premiums:
Life	$322.9	$309.5	$985.1	$900.5
Disability	91.0	85.0	281.1	233.9
Long-term care	24.2	21.1	70.5	61.4

Total premiums	438.1	415.6	1,336.7	1,195.8

Administrative services contract fees	7.0	6.5	21.7	20.1
Net investment income	78.8	63.7	216.2	201.0
Other revenue	.8	.9	2.6	2.6
Net realized capital gains	5.1	5.5	10.1	21.3

Total revenue	529.8	492.2	1,587.3	1,440.8

Current and future benefits	418.4	388.6	1,264.8	1,134.1
Operating expenses:
Selling expenses	20.6	17.0	60.5	47.5
General and administrative expenses (1)	41.5	39.3	122.9	114.7

Total benefits and expenses	480.5	444.9	1,448.2	1,296.3

Income before income taxes	49.3	47.3	139.1	144.5
Income taxes	13.5	13.2	38.0	42.2

Net income	$35.8	$34.1	$101.1	$102.3

Net realized capital gains, net of tax (included above)	$3.3	$3.6	$6.6	$13.8

(1)	Includes salaries and related benefit expenses of $25.5 million and $77.8 million for the three and nine months ended September 30, 2005, respectively, and $22.9 million and $66.1 million, respectively, for the corresponding periods in 2004.
Group Insurance Results
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2005 and 2004. Operating earnings exclude realized capital gains and losses. We believe excluding realized capital gains and losses to arrive at operating earnings provides more useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of our business operations. In addition, management uses operating earnings to assess performance and make operating decisions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, after tax)	2005	2004	2005	2004

Net income	$35.8	$34.1	$101.1	$102.3
Net realized capital gains	(3.3)	(3.6)	(6.6)	(13.8)

Operating earnings	$32.5	$30.5	$94.5	$88.5

Operating earnings for the three and nine months ended September 30, 2005 increased approximately $2 million and $6 million, respectively, compared to the corresponding periods in 2004. Operating earnings for the three and nine months ended September 30, 2005, when compared to the corresponding periods in 2004, reflect higher premiums from increased membership and higher net investment income (due to higher mortgage loan prepayment fees, yields from debt securities and limited partnership income), substantially offset by higher benefits and operating expenses. Operating earnings for the three months ended September 30, 2005, when compared to the corresponding period in 2004, reflect lower underwriting margins. The total underwriting margin for the three months ended September 30, 2005 reflect higher benefit cost ratios in Life and Disability products when compared to the corresponding period in 2004. The benefit cost ratio was 95.5% and 94.6% for the three and nine months ended September 30, 2005, respectively, compared to 93.5% and 94.8% for the corresponding periods in 2004. Operating expenses increased primarily due to higher employee related costs and selling expenses associated with higher membership.

Net realized capital gains for the three months ended September 30, 2005 are due primarily to gains on debt securities from rebalancing our investment portfolio, recoveries from investments previously written-down and real estate gains partially offset by losses from futures contracts used for correlating the maturities of invested assets with the payment of expected liabilities. Net realized capital gains for the nine months ended September 30, 2005 are due primarily to recoveries from investments previously written-down, real estate gains and gains on debt securities from rebalancing our investment portfolio in a low interest rate environment. Net realized capital gains for the three and nine months ended September 30, 2004 are due primarily to gains on debt securities from rebalancing our investment portfolio in a low interest rate environment partially offset by losses from the write-down of other invested assets.
Membership
Group Insurance’s membership at September 30, 2005 and 2004 was as follows:

(Thousands)	2005	2004

Life	10,872	10,723
Disability	2,568	2,348
Long-term care	235	216

Total	13,675	13,287

Total Group Insurance membership as of September 30, 2005 increased by .4 million members when compared to September 30, 2004. New membership in Group Insurance was 1.5 million for the twelve months ended September 30, 2005, and lapses and in-force membership reductions were 1.1 million for the same period.
LARGE CASE PENSIONS
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.
Operating Summary for the Three and Nine Months Ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Premiums	$56.1	$47.9	$157.7	$144.8
Net investment income	124.2	125.9	393.3	390.7
Other revenue	3.0	2.9	8.5	8.6
Net realized capital gains	1.5	3.4	.8	10.8

Total revenue	184.8	180.1	560.3	554.9

Current and future benefits	163.4	160.0	513.6	496.5
General and administrative expenses (1)	5.1	5.1	13.3	15.1
Reduction of reserve for anticipated future losses on discontinued products	—	—	(66.7)	—

Total benefits and expenses	168.5	165.1	460.2	511.6

Income before income taxes	16.3	15.0	100.1	43.3
Income taxes	5.7	5.1	35.0	14.6

Net income	$10.6	$9.9	$65.1	$28.7

Net realized capital gains, net of tax (included above)	$1.0	$2.2	$.5	$7.0

Assets under management: (2)
Fully guaranteed discontinued products			$4,485.7	$4,611.8
Experience-rated			4,390.9	4,555.7
Non-guaranteed (3)			11,536.4	10,071.3

Total assets under management			$20,413.0	$19,238.8

(1)	Includes salaries and related benefit expenses of $3.7 million and $11.0 million for the three and nine months ended September 30, 2005, respectively, and $3.6 million and $10.7 million, respectively, for the corresponding periods in 2004.
(2)	Excludes net unrealized capital gains of $424.6 million and $522.4 million at September 30, 2005 and 2004, respectively.
(3)	The increase in non-guaranteed assets under management in 2005 is due primarily to investment appreciation and additional deposits accepted from existing customers.

Large Case Pension Results
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2005 and 2004. Operating earnings exclude realized capital gains and losses and changes to the reserve for anticipated future losses on discontinued products. We believe excluding realized capital gains and losses to arrive at operating earnings provides more useful information as to our underlying business performance. Realized capital gains and losses arise from various types of transactions primarily in the course of managing a portfolio of assets that support the payment of liabilities, but these transactions do not directly relate to the underwriting or servicing of products for customers and are not directly related to the core performance of our business operations. We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited/charged to the reserve and do not affect our results of operations. In addition, management uses operating earnings to assess performance and make operating decisions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Net income	$10.6	$9.9	$65.1	$28.7
Other items included in net income:
Net realized capital gains	(1.0)	(2.2)	(.5)	(7.0)
Reduction of the reserve for anticipated future losses on discontinued products	—	—	(43.4)	—

Operating earnings	$9.6	$7.7	$21.2	$21.7

The increase in operating earnings for the three months ended September 30, 2005 compared to the corresponding period in 2004 is primarily due to higher net investment income in continuing products.
The reduction of the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2005 is primarily due to favorable investment performance and favorable mortality and retirement experience compared to prior assumptions.
General account assets supporting experience-rated products (where the contractholder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Scheduled contract maturities and benefit payments (1)	$88.7	$179.6	$275.8	$605.2
Contractholder withdrawals other than scheduled contract maturities and benefit payments	27.3	16.0	42.3	73.3
Participant-directed withdrawals	4.9	6.5	14.0	21.3

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
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

The results of discontinued products for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Interest deficit (1)	$(8.4)	$(8.6)	$(6.6)	$(21.2)
Net realized capital gains	8.0	4.3	8.0	13.6
Interest earned on receivable from continuing products	4.8	4.9	15.0	14.6
Other, net	1.7	2.6	9.8	9.7

Results of discontinued products, after tax	$6.1	$3.2	$26.2	$16.7

Results of discontinued products, pretax	$7.2	$3.5	$33.3	$21.5

Net realized capital gains from bonds, after tax (included above)	$5.3	$2.2	$5.2	$8.6

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.
The interest deficit for the nine months ended September 30, 2005 decreased compared to the corresponding period in 2004 primarily due to higher private equity partnership income.
For the three and nine months ended September 30, 2005, net realized capital gains are due primarily to gains from the sale of debt and equity securities partially offset by losses on futures contracts. For the three months ended September 30, 2004, net realized capital gains are due primarily to the sale of debt securities in a low interest rate environment and gains from futures contracts. For the nine months ended September 30, 2004, net realized capital gains are due primarily to gains from the sale of debt securities in a low interest rate environment and mortgage loan equity participations as well as gains from futures contracts.
At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $367 million at September 30, 2005 and $395 million at December 31, 2004, net of related deferred taxes payable. These amounts were eliminated in consolidation.
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
The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2005 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2004	$1,079.8
Operating income	13.6
Net realized capital gains	12.2
Mortality and other	7.5
Reserve reduction	(66.7)

Reserve for anticipated future losses on discontinued products at September 30, 2005	$1,046.4

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $67 million ($43 million after tax) of the reserve was released in the nine months ended September 30, 2005, primarily due to favorable investment performance and favorable mortality and retirement experience compared to prior assumptions. The current reserve reflects management’s best estimate of anticipated future losses.
The discontinued products investment portfolio at September 30, 2005 and December 31, 2004 was as follows:

	September 30, 2005		December 31, 2004
(Millions)	Amount	Percent	Amount	Percent

Debt securities available for sale	$3,134.6	65.6%	$3,383.6	68.3%
Loaned securities	327.9	6.9	322.8	6.5

Total debt securities	3,462.5	72.5	3,706.4	74.8
Mortgage loans	607.2	12.7	560.3	11.3
Investment real estate	110.2	2.3	114.8	2.3
Equity securities available for sale	52.9	1.1	57.2	1.2
Other (1)	545.9	11.4	514.4	10.4

Total	$4,778.7	100.0%	$4,953.1	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $21.3 million at September 30, 2005 and $20.9 million at December 31, 2004, included in long-term investments on the Consolidated Balance Sheets.
Distributions on discontinued products for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2005	2004	2005	2004

Scheduled contract maturities, settlements and benefit payments	$121.7	$125.6	$368.8	$387.5
Participant-directed withdrawals	—	.1	.1	.2

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.
CORPORATE INTEREST
Corporate interest expense represents interest incurred on our long-term and short-term debt and is not recorded in our business segments. After tax interest expense was $21 million and $59 million for the three and nine months ended September 30, 2005, respectively, compared to $17 million and $50 million, respectively, for the corresponding periods in 2004. The increase in interest expense for the three months ended September 30, 2005, when compared to the corresponding period in 2004, was due to the sale of the interest rate swap agreements discussed below. The increase in interest expense for the nine months ended September 30, 2005, when compared to the corresponding period in 2004 was related to higher interest rates and the sale of the interest rate swap agreements discussed below.
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
Total investments at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005			December 31, 2004
(Millions)	Current	Long-term	Total	Current	Long-term	Total

Debt securities available for sale:
Available for use in current operations	$13,217.8	$—	$13,217.8	$14,013.6	$—	$14,013.6
Loaned securities	1,248.9	—	1,248.9	1,150.1	—	1,150.1
On deposit, as required by regulatory authorities	—	525.8	525.8	—	553.4	553.4

Debt securities available for sale	14,466.7	525.8	14,992.5	15,163.7	553.4	15,717.1
Equity securities available for sale	33.2	36.0	69.2	34.5	40.2	74.7
Short-term investments	105.2	—	105.2	194.5	—	194.5
Mortgage loans	36.0	1,493.8	1,529.8	52.7	1,348.2	1,400.9
Investment real estate	—	226.4	226.4	—	274.8	274.8
Other investments	22.4	1,201.8	1,224.2	5.0	1,124.5	1,129.5

Total investments	$14,663.5	$3,483.8	$18,147.3	$15,450.4	$3,341.1	$18,791.5

Debt and Equity Securities
Debt securities represented 83% at September 30, 2005 and 84% at December 31, 2004 of our total general account invested assets and supported the following types of products:

	September 30,	December 31,
(Millions)	2005	2004

Supporting discontinued products	$3,483.8	$3,727.3
Supporting experience-rated products	1,958.5	2,083.9
Supporting remaining products	9,550.2	9,905.9

Total debt securities (1)	$14,992.5	$15,717.1

(1)	Total debt securities include “below investment grade” securities of $1.0 billion at September 30, 2005, and $927 million at December 31, 2004, of which 30% at September 30, 2005 and 28% at December 31, 2004 supported discontinued and experience-rated products.
Debt securities reflect net unrealized capital gains of $608 million (comprised of gross unrealized capital gains of $716 million and gross unrealized capital losses of $108 million) at September 30, 2005 compared with net unrealized capital gains of $910 million (comprised of gross unrealized capital gains of $949 million and gross unrealized capital losses of $39 million) at December 31, 2004. Of the net unrealized capital gains at September 30, 2005, $293 million relate to assets supporting discontinued products and $120 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2004, $369 million relate to assets supporting discontinued products and $177 million relate to experience-rated products.
Equity securities reflect unrealized capital gains of $15 million at September 30, 2005 compared with unrealized capital gains of $13 million at December 31, 2004.
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

At September 30, 2005 and December 31, 2004, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.
Net Realized Capital Gains and Losses
For the three months ended September 30, 2005, net realized capital gains were $9 million ($6 million after tax) and included recoveries from investments previously written-down of $4 million ($3 million after tax) primarily related to asset backed securities. For the nine months ended September 30, 2005, net realized capital gains were $19 million ($12 million after tax) and included recoveries from investments previously written-down of $3 million ($2 million after tax) primarily related to asset backed securities partially offset by investment write-downs related to investments in the automotive industry. For the three and nine months ended September 30, 2004, net realized capital gains were $20 million ($13 million after tax) and $52 million ($34 million after tax), respectively, and included net investment write-downs from other-than-temporary impairments of $2 million ($1 million after tax) and $4 million ($3 million after tax), respectively, primarily related to other invested assets. The factors contributing to the impairment losses recognized during the nine months ended September 30, 2005 as well as the three and nine months ended September 30, 2004 did not impact other material investments held at the time. We had no individually material realized losses on debt or equity securities that impacted our results of operations during the three and nine months ended September 30, 2005 or 2004.
Mortgage Loans
Our mortgage loan investments, net of impairment reserves, supported the following types of products at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(Millions)	2005	2004

Supporting discontinued products	$607.2	$560.3
Supporting experience-rated products	312.8	305.3
Supporting remaining products	609.8	535.3

Total mortgage loans	$1,529.8	$1,400.9

The mortgage loan portfolio balance represented 8% of our total invested assets at September 30, 2005 and 7% at December 31, 2004. Problem, restructured and potential problem loans included in mortgage loans were $20 million at September 30, 2005 and December 31, 2004, of which 6% supported discontinued and experience-rated products. Specific impairment reserves on these loans were $4 million at September 30, 2005 and December 31, 2004.
Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities where appropriate, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with our investment and risk management objectives, we also use financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. Our use of these derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, warrants, forward contracts and futures contracts. These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk. However, when used for hedging, we expect that these instruments will reduce overall risk.
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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in our consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows as of September 30, 2005. Refer to our 2004 Annual Report for a more complete discussion of “Risk Management and Market-Sensitive Instruments.”
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
The following table for the nine months ended September 30, 2005 breaks out the operating cash flows of Health Care and Group Insurance and Large Case Pensions separately, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impact cash flows from investing activities (and not operating cash flows). Refer to the Consolidated Statements of Cash Flows for additional information.

	Health Care	Large
	and Group	Case
(Millions)	Insurance (1)	Pensions	Total

Cash flows from operating activities:
Net income	$1,146.4	$65.1	$1,211.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Amortization of other acquired intangible assets	38.1	—	38.1
Depreciation and other amortization	109.4	—	109.4
Amortization (accretion) of net investment premium (discount)	25.6	(6.1)	19.5
Net realized capital gains	(17.8)	(.8)	(18.6)
Changes in assets and liabilities:
Decrease in accrued investment income	5.2	6.8	12.0
(Increase) decrease in premiums due and other receivables	(113.1)	6.4	(106.7)
Net change in income taxes	441.0	16.4	457.4
Net change in other assets and other liabilities	(385.2)	2.1	(383.1)
Net increase (decrease) in health care and insurance liabilities	176.9	(237.3)	(60.4)
Other, net	(5.5)	(26.9)	(32.4)

Net cash provided by (used for) operating activities	$1,421.0	$(174.3)	$1,246.7

(1)	Includes corporate interest.
Cash flows provided by operating activities were approximately $1.2 billion for the nine months ended September 30, 2005. Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.4 billion. Included in this amount were payments of approximately $150 million pretax related to a prior year physician class action settlement and $245 million pretax in voluntary pension contributions.
Dividends
On September 29, 2005, our Board declared an annual cash dividend of $.04 per common share to shareholders of record on the close of business on November 16, 2005. The dividend will be paid on November 30, 2005. Our Board reviews our common stock dividend annually. Among the factors considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

Financings, Financing Capacity and Capitalization
At September 30, 2005, our borrowings were $1.6 billion, consisting entirely of senior notes due in 2006, 2011 and 2041. The current portion of our debt consists of $450 million of 7.375% senior notes due in March 2006 and is reflected as the current portion of long-term debt in our consolidated balance sheet. Our 8.5% senior notes due in 2041 are callable beginning in June 2006. We use short-term borrowings from time to time to address timing differences between cash receipts and disbursements. There were no short-term borrowings outstanding during the nine months ended September 30, 2005. Our committed short-term borrowing capacity consists of an $800 million credit facility which terminates in 2009. The credit facility also provides for the issuance of letters of credit at our request, of up to $150 million, which count as usage of the available commitments under the facility. The credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1 billion upon our agreement with one or more financial institutions. Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was 14.7% at September 30, 2005. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.
During the three months ended September 30, 2005, we entered into two forward starting swaps in order to hedge the anticipated change in cash flows associated with interest payments generated by forecasted future issuance of long-term debt (expected to be issued between September 30, 2005 and December 31, 2006). Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.
Common Stock Transactions
On February 9, 2005, the Board declared a two-for-one stock split of our common stock, which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 25, 2005 (“Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to Shareholders of Record in the form of a stock dividend on March 11, 2005. All share and per share amounts in this MD&A and the accompanying consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods. In connection with the stock split, our Board approved an Amendment to our Articles of Incorporation. This amendment increased the number of our authorized common shares to 1,459,384,998 shares on March 11, 2005 (which has subsequently been reduced due to our share repurchase activity).
On February 11, 2005, the Board’s Committee on Compensation and Organization (the “Compensation Committee”) granted approximately 4.0 million stock options to employees to purchase our common shares at $66.75 per share. The February 11, 2005 grants will become 100% vested three years from the grant date, with one-third of the options vesting on June 30, 2005 and the remaining options vesting on the second and third anniversaries of the grant date. During the nine months ended September 30, 2005, we issued approximately 9.3 million common shares for benefit plans, predominately related to stock option exercises.
Under our share repurchase programs, approximately 16.3 million shares were repurchased during the nine months ended September 30, 2005. As of September 30, 2005, the capacity remaining under our share repurchase authorizations was approximately $1.0 billion. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for more information. For the third quarter of 2005, we had weighted average common shares outstanding, including common share equivalents, of approximately 301 million (refer to Note 4 of Condensed Notes to Consolidated Financial Statements).
Ratings
As of October 27, 2005 the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) were as follows:

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
Refer to the information contained in “MD&A — INVESTMENTS.”
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
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.
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
Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). The Company believes that the Physician Settlement Agreement, which has received final court approval, resolves all pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, the Company recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. The Company has not received any insurance recoveries as of September 30, 2005.
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
Securities Class Action Litigation
Laborers Tri-County Pension Fund, Goldplate Investment Partners Ltd. and Sheila Shafran filed a consolidated and amended purported class action complaint (the “Securities Complaint”) on June 7, 2002 in the United States District Court for the Southern District of New York (the “New York Federal Court”). The Securities Complaint supplanted several complaints, filed beginning November 6, 2001, which were voluntarily dismissed or consolidated. Plaintiffs contended that the Company and two of its current or former officers and directors, William H. Donaldson and John W. Rowe, M.D., violated federal securities laws. Plaintiffs alleged misrepresentations and omissions regarding, among other things, the Company’s ability to manage and control medical costs and the appropriate reserve for medical costs as of December 31, 2000, for which they sought unspecified damages, among other remedies.
Effective February 2005, the parties agreed to dismiss Mr. Donaldson and Dr. Rowe from the action, and the Company and class representatives entered into an agreement (the “Securities Settlement Agreement”) to settle the Securities Complaint. The New York Federal Court approved the Securities Settlement Agreement on September 12, 2005. The settlement amount was not material to the Company.
Insurance Industry Brokerage Practices Matters
The Company has received subpoenas and other requests for information from the New York Attorney General, the Connecticut Attorney General, other attorneys general and various insurance regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. The Company may receive additional subpoenas and requests for information from these attorneys general and regulators. The Company is cooperating with these inquiries.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about the monthly share repurchases by the Company as part of publicly announced programs for the three months ended September 30, 2005:

Issuer Purchases Of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

July 1, 2005 - July 30, 2005	—	$—	—	$682.7
August 1, 2005 - August 31, 2005	3.0	77.66	3.0	451.3
September 1, 2005 - September 30, 2005	2.3	82.19	2.3	1,011.5

Total	5.3	$79.64	5.3	N/A

On September 24, 2004, February 25, 2005 and September 29, 2005, the Company announced that its Board of Directors authorized three share repurchase programs for the repurchase of up to $750 million of common stock each ($2.25 billion in aggregate). During the third quarter of 2005, the Company repurchased approximately 5.3 million shares of common stock at a cost of $421 million, completing the September 24, 2004 authorization and utilizing a portion of the February 25, 2005 authorization. At September 30, 2005, the Company has authorization to repurchase up to approximately $1.0 billion of common stock remaining under the February 25, 2005 and September 29, 2005 authorizations.
On February 9, 2005, the Company’s Board of Directors declared a two-for-one stock split of the Company’s common stock, which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 25, 2005 (“Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to Shareholders of Record in the form of a stock dividend on March 11, 2005. All share amounts for periods prior to the stock split have been adjusted to reflect the stock split. In connection with the stock split, the Company’s Board of Directors approved an amendment to the Company’s Articles of Incorporation. This amendment increased the number of authorized common shares of the Company to 1,459,384,998 shares on March 11, 2005 (which has subsequently been reduced due to the Company’s share repurchase activity).

Item 6. Exhibits
Exhibits to this Form 10-Q are as follows:

3	Articles of Incorporation and By-Laws

3.1	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Form 8-K filed on October 4, 2005.

11	Statements re: computation of per share earnings

11.1	Incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratios.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 26, 2005.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant

Date: October 27, 2005	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratios.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 26, 2005.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic