Form 10-K
period 2005-12-31
AETNA INC /PA/
filed 2006-03-01
CIK 1122304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-16095
Aetna Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Farmington Avenue, Hartford, CT	06156
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(860) 273-0123

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
     None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☑ Yes   ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.      ☐ Yes   ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):
Large accelerated filer ☑                                                          Accelerated filer ☐                                                        Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes    ☑ No
The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was $24.0 billion.
There were 567.1 million shares of voting common stock with a par value of $.01 outstanding at January 31, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
The 2005 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein. The definitive proxy statement related to the registrant’s 2006 Annual Meeting of Shareholders, to be filed on or about March 21, 2006 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Part I
Item 1. Business
Organization of Business
Aetna Inc. (a Pennsylvania corporation) and its subsidiaries (collectively, the “Company”) are one of the nation’s leading diversified health care benefits companies, based on membership as of December 31, 2005. Aetna Inc. was incorporated in Pennsylvania in 1982 under the name of United States Health Care Systems, Inc.
Operating Segments
At December 31, 2005, the Company’s operations included three business segments: Health Care, Group Insurance and Large Case Pensions. The principal products included in these segments are as follows:
•	Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both a Risk basis (where the Company assumes all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor assumes all or a majority of the risk for medical and dental costs). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Health plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS, PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account. Health Care also offers network access products in select markets and other products, including medical management services, behavioral health and stop loss insurance. The Company also provides access to networks of independent dental and vision participating providers through its Vital Savings by Aetna SM discount program.

•	Group Insurance products include life, disability and long-term care insurance.

•	Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.
The Company derives its revenues primarily from premiums earned on risk-based products, fees from administrative services contracts, investments and other income. Revenue and profit information by business segment is presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and is set forth in Note 19 of Notes to Consolidated Financial Statements, which are incorporated herein by reference to the Annual Report.
Company Strategy
The Company’s strategy is to establish a leadership position in the health care benefits industry through consumerism, innovation, information and strategic acquisitions.
Evolution of the Health Insurance and Related Benefits Industry and the Company’s Businesses
The health insurance and related benefits industry continues to experience significant change. Employers, consumers and the government have increased focus on health care costs, which continue to drive changes in the structure of health insurance and related benefits products and services. Product features continue to evolve that are directed at containing rising health care costs, and, for employer-based health coverage, shifting costs among employers and covered employee members. These economic factors and greater consumer awareness are also leading to increased popularity of products that offer greater flexibility in design features such as deductibles and co-payments, more consumer choice of health care providers and quality-based physician networks. The industry is also subject to other forces including legislative and regulatory reforms, advances in medical technology, or industry consolidation that can affect the competitiveness of product and service offerings, the range of industry competitors and basis of competition.

The Company believes that these factors will exist for some time, supporting a continuing evolution in the industry. The Company places significant emphasis on maintaining and developing its product and service offerings to serve existing and new customer markets and has done so through organic and inorganic growth. In recent periods this focus has led to the introduction of new products, such as the Company’s consumer-directed Aetna HealthFund®, HSA plans and recently introduced Medicare Part D prescription drug plans, changes to deductibles, co-payments or other features of its traditional health plans, and AexcelSM, the Company’s quality-based specialist physician network. As the Company enhances its product capabilities and geographic presence, it continually evaluates acquisitions and other transactions that present key growth opportunities. In an effort to expand and diversify its products and capabilities, the Company engaged in the following transactions during 2005, and believes that it will continue to execute business development transactions:
Aetna Behavioral Health – In December 2005, the Company purchased the assets and operations of Magellan Health Services, Inc. (“Magellan”) previously used to provide behavioral health care services to the Company’s members. The transaction is a result of an agreement the Company negotiated with Magellan in March 2003. Effective January 1, 2006, the Company launched a full-service behavioral health business.
Aetna Specialty Pharmacy, LLC (“ASP”) – In December 2005, the Company purchased the remaining interest in ASP, a joint venture the Company launched with Priority Health Care Corporation (“PHCC”) in 2004, to better serve Aetna members with conditions that require specialty pharmaceuticals. The Company had owned 40% of the joint venture, with an option to purchase the remaining interest, which accelerated upon the change in control of PHCC in October 2005. This joint venture compliments the Company’s mail-order pharmacy, Aetna Rx Home Delivery®, which was launched in 2003 and has operations in Missouri and Florida.
HMS Healthcare, Inc. (“HMS”) – In July 2005, the Company acquired HMS, a privately held regional health care network with operations primarily in Michigan and Colorado.
Active Health Management, Inc. (“Active Health”) – In May 2005, the Company acquired Active Health, a privately held health management and health care data analytics company.
Strategic Resource Company (“SRC”) – In January 2005, the Company acquired SRC, a privately held administrator of group limited benefit products for part-time and hourly workers. The Company acquired 100% of the stock of SRC and reinsured the insurance contracts administered by SRC.
Additionally, on February 27, 2006, the Company announced its agreement with Broadspire Services, Inc. and Broadspire Management Services, Inc. to acquire its disability and leave management businesses, which operates as a third party administrator offering absence management services, including short-term and long-term disability administration and leave management to employers. The Company expects to close this transaction during the second quarter of 2006.
Description of the Business
Health Care
Products and Services
Health Care products consist of medical, dental and pharmacy benefits management plans offered on both a risk basis (where the Company assumes all or a majority of the financial risk for health care costs) (“Risk”) and an employer-funded basis (where the employer or other plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Medical plans include HMO, POS, PPO and Indemnity products. Medical plans also include HSAs and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor or member in the case of HSAs). The Company’s principal commercial health products (excluding Medicare and Medicaid products) are referred to as “Commercial” and, are described in the following paragraphs.

HMO Plans
HMO plans offer comprehensive benefits generally through contracts with participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company’s HMOs, he or she may select a primary care physician (“PCP”) from among the physicians participating in our network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical and dental care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. The Company also offers open access HMO plans in certain markets that provides for the full range of benefits available to HMO members without the requirements of PCP selection or PCP referrals. The Company offers HMO plans with differing benefit designs and varying levels of co-payments that result in different levels of premium rates, including to federal government employee groups under the Federal Employees Health Benefits Program.
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
POS Plans
POS plans blend the characteristics of HMO and Indemnity plans. Members can have comprehensive HMO-style benefits for services received from participating network providers with lower co-payments, but also have coverage, generally at higher co-payment or co-insurance levels, for services received outside the network. The Company also offers an open access POS plan in certain markets that provides in-network benefits without PCP selection or referral.
PPO Plans
PPO plans offer coverage for services received from any health care provider, with benefits generally paid at a higher level when care is received from a participating network provider. Coverage typically is subject to deductibles and co-payments or coinsurance. Group limited benefit products for part-time and hourly workers utilize PPO plans.
Consumer-Directed Plans
The Company also offers several products that are designed to increase the direct involvement of consumers in the responsibility for accumulation and spending of health benefit funds. Aetna HealthFund® and HSA plans are consumer-directed plans that combine a traditional HMO, POS or PPO coverage, subject to a deductible, with an accumulating benefit account allowing members greater flexibility in utilizing a portion of their health benefit dollars.
Other Products
Through the use of its patented Care Engine® system, the Company’s Active Health Management business provides evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others.
The Company also maintains a regional health care network with operations in Michigan, Colorado and other states. The Company provides access to this network to a broad range of customers, including health plans and employers, for a fee.
In connection with the administration of ASC plans, the Company offers full-risk stop loss coverage for certain employers. This coverage transfers to the Company the costs associated with large individual claims and/or aggregate loss experience within the ASC plan above a pre-set annual threshold.
The Vital Savings by Aetna SM discount program provides members access to networks of independent dental, pharmacy, long term care and vision participating providers who offer services at a discounted fee. Vital Savings by Aetna SM is not an insurance product.

In addition to Commercial health products, in select markets the Company also offers HMO and PPO-based coverage for Medicare beneficiaries, participates in a subsidized children’s health insurance program (“CHIP”) and has a Medicaid and a CHIP ASC arrangement. These products include the following:
Medicare
Through annual contracts with the Centers for Medicare and Medicaid Services (“CMS”), the Company offers HMO and PPO plans for Medicare-eligible individuals in certain geographic areas through the Medicare Advantage (formerly Medicare+Choice) program. Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing preventative care, vision and other non-Medicare services. Given recent changes in Medicare resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), the Company expanded its Medicare Advantage program in select markets in 2005 and now offers it in 165 counties in 13 states and Washington D.C. Medicare Advantage membership totaled .1 million as of December 31, 2005, 2004 and 2003.
The Company was selected by CMS to be a national provider of the Medicare Part D Prescription Drug program (“PDP”) in all 50 states to both individuals and employer groups starting in 2006. All Medicare eligible individuals will be eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment.
Medicaid and CHIP
The Company participates on a Risk basis in a CHIP contract in Pennsylvania, and provides administrative services in connection with a hospital-based Medicaid and CHIP contract in Texas.
The Company offers a variety of other health care coverage products either as supplements to health products or as stand-alone products. Such products, which may be offered on a Risk or an ASC basis, include indemnity and managed dental plans, pharmacy benefit management, vision and behavioral health programs. The Company is one of the nation’s largest providers of dental coverage, based on membership at December 31, 2005. As of December 31, 2005, dental membership totaled 13.1 million compared to 12.0 million as of December 31, 2004 and 10.9 million as of December 31, 2003.
Provider Networks
The Company contracts with physicians, hospitals and other health care providers for services provided to its health plan members and the members of its customers. The participating providers in the Company’s networks are independent contractors and are neither employees nor agents of the Company, except for providers in the Company’s mail-order and specialty pharmacy facilities.
The Company uses a variety of techniques designed to help improve optimal utilization of medical resources and maintain affordability of quality coverage. In addition to contracts with health care providers for negotiated rates of reimbursement, these techniques include the development and implementation of standards for the appropriate utilization of health care resources and working with health care providers to review data in order to help them improve consistency and quality. The Company also offers, directly or in cooperation with third parties, a variety of disease management programs related to specific conditions such as asthma, diabetes, congestive heart failure and lower back pain.
At December 31, 2005, the Company had expansive nationwide provider networks of more than 721,000 health care providers, including over 431,200 primary care and specialist physicians and over 4,300 hospitals.

Primary Care Physicians
The Company compensates PCPs on both a fee-for-service and capitated basis, with capitation generally limited to HMO products. In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member. In recent years, the Company has eliminated or reduced the use of capitation arrangements in many areas. The percentage of health care costs related to capitation arrangements was 7.9% for the year ended December 31, 2005 compared to 9.1% and 10.9% for the years ended December 31, 2004 and 2003, respectively.
Specialist Physicians
Specialist physicians participating in the Company’s networks are generally reimbursed at contracted rates per visit or procedure. In 2004, the Company introduced AexcelSM, an innovative quality-based specialist network option within the customer’s health plan, in certain geographic areas.
Hospitals
The Company typically enters into contracts with hospitals that provide for per day and/or per case rates, often with fixed rates for ambulatory, surgery and emergency room services. The Company also has hospital contracts that provide for reimbursement based on a percentage of the charges billed by the hospital.
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
Other Providers
The Company’s plans generally employ fee-for-service payment arrangements for most freestanding laboratory services.
Quality Assessment
The Company’s quality assessment programs for directly contracted providers begin with the initial review of health care practitioners. Practitioners’ licenses and education are verified, and their work history is collected by the Company or in some cases by the practitioner’s affiliated group or organization. A committee of participating practitioners in each region reviews this information before the practitioner can participate in the network. Participating practitioners also periodically undergo a recredentialing process. Participating hospitals are required to have accreditation by CMS and the Joint Commission on Accreditation of Healthcare Organizations or undergo a detailed site assessment by the Company’s quality management staff.
Recredentialing of practitioners may include an analysis of member grievances filed with the Company, interviews, member surveys and analysis of drug prescription and other utilization patterns. Committees composed of a peer group of participating practitioners review participating practitioners being considered for recredentialing.
The Company also offers quality and outcome measurement programs, quality improvement programs and health care data analysis systems to providers and purchasers of health care services.
The Company seeks accreditation for most of its HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of HMOs and certain other health care plans. NCQA accreditation is a nationally recognized standard. As of December 31, 2005, approximately 99% of the Company’s HMO members participated in HMOs that had received accreditation by the NCQA.

The Company seeks accreditation for its PPO-based and other products from the American Accreditation Health Care Commission (also known as “URAC”), a national organization founded in 1990 to establish standards for the health care industry. Purchasers and consumers look to URAC’s accreditation as an indication that a health care organization has the necessary structures and processes to promote high quality care and preserve patient rights. In addition, regulators in over half of the states recognize URAC’s accreditation standards in the regulatory process. Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna, has received URAC accreditation extending through May 1, 2006.
Principal Markets and Sales
The Company’s medical membership is dispersed throughout the United States. The Company offers a wide array of benefit plans, many of which are available in all 50 states. Depending on the product, the Company markets to a range of customers from individuals and small employer groups to large, multi-site national accounts.
The following table presents total medical membership by region and funding arrangement at December 31, 2005, 2004 and 2003:

	2005			2004			2003
(Thousands)	Risk	ASC	Total	Risk	ASC	Total	Risk	ASC	Total

Northeast	1,205	1,365	2,570	1,143	1,298	2,441	1,054	1,221	2,275
Mid-Atlantic	1,122	1,505	2,627	1,043	1,470	2,513	927	1,457	2,384
Southeast	894	1,565	2,459	809	1,433	2,242	779	1,415	2,194
North Central	542	2,173	2,715	471	2,079	2,550	413	2,009	2,422
Southwest	596	1,554	2,150	557	1,376	1,933	529	1,294	1,823
West	748	1,312	2,060	673	1,211	1,884	693	1,144	1,837
Other	109	65	174	85	8	93	63	4	67

Total medical membership	5,216	9,539	14,755	4,781	8,875	13,656	4,458	8,544	13,002

For membership composition of Health Care’s products by funding arrangement, refer to MD&A — Health Care — Membership in the Annual Report, which is incorporated herein by reference.
Both Risk and ASC products and services are marketed primarily to employers (also referred to in this report as “plan sponsors”) for the benefit of employees and their dependents. Frequently, employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period. Employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer, of such monthly premium.
Within Risk products, Medicare coverage is sold on an individual basis as well as through employer groups to their retirees. Medicaid and subsidized CHIP arrangements are marketed on an individual basis.
Health Care products are sold through the Company’s sales personnel, as well as independent brokers and consultants. Sales representatives also sell to employers on a direct basis. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. Marketing and sales efforts are promoted by an advertising program which includes television, radio, billboards and print media, supported by market research and direct marketing efforts.
Health Pricing
For Commercial Risk plans, employer group contracts are generally established in advance of the policy period, typically for a duration of one year. In determining the premium rates to be charged to the employer group, prospective and retrospective rating methodologies may be used. Premium rates generally give consideration to the individual plan sponsor’s historical and anticipated claim experience. Some states may prohibit the use of one or more of these rating methods for some customers, such as small employer groups, or all customers.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs cannot be recovered in the current policy year; however, prior experience for a product in the aggregate may be considered, among other factors, in determining premium rates for future periods. Where required by law, the Company establishes premium rates prior to contract inception without regard to actual utilization of services incurred by individual members, using approved rating methods. State laws, in some of the states in which the Company operates plans, require the filing with and approval by the state of plan premium rates (some states only require this for premiums to small groups). In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be adversely affected if the premium rates requested by the Company are not approved or are adjusted downward by state regulators.
Under retrospective rating, a premium rate is determined at the beginning of the policy period. After the policy period has ended, the actual experience is reviewed. If the experience is favorable (i.e., actual claim costs and other expenses are less than expected) a refund may be credited to the plan sponsor. If the experience is unfavorable, the resulting deficit may, in certain instances, be recovered through contractual provisions; otherwise the deficit is considered in setting future premium levels. If a plan sponsor elects to terminate coverage, these deficits generally cannot be recovered. Retrospective rating may be used for commercial plans that cover more than 300 lives.
The Company has Medicare Advantage contracts with CMS to provide HMO and PPO coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays the Company a fixed capitation payment based on membership and adjusted for demographic and health risk factors. Inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs are also considered in the calculation of the fixed capitation payment by CMS. Amounts payable under Medicare Advantage arrangements are subject to annual revision by CMS, and the Company elects to participate in each Medicare service area or region on an annual basis. In addition to payments received from CMS, most of the Medicare Advantage products offered by the Company require a supplemental premium to be paid by the member or sponsoring employer. Compared to commercial business, Medicare contracts generate higher per member per month revenues and medical expenses.
In addition, beginning in 2006, the Company has contracted with CMS to provide Medicare PDP coverage to Medicare beneficiaries. Under these annual contracts, CMS pays the Company a portion of the premium, reinsures a portion of or pays a capitated fee to the Company for catastrophic drug costs, pays a portion of the health care costs for low-income Medicare beneficiaries and provides a risk sharing arrangement to limit the Company’s exposure to unexpected expenses. The portion of the premium CMS pays is based on the average of bids submitted by the private sector plans for particular regions. Catastrophic drug costs are reinsured when the Medicare beneficiary reaches an out-of-pocket drug cost threshold. The Company offers plans with enhanced benefits that may pay a portion of the beneficiary’s drug costs in excess of the actuarial equivalent of the standard prescription drug plan. For these products, CMS pays a capitated amount to the Company in lieu of reinsurance for catastrophic drug costs. Low income beneficiaries, based on their income and asset levels, have some or all of their costs associated with premiums and drug costs paid by CMS. The risk sharing arrangement provides for payments either to or from CMS depending on the relationship between allowable drug costs incurred by the Company and established targets. Amounts payable under the prescription drug plan are subject to annual revision by CMS, and the Company elects to participate on an annual basis.
The Company also has HMO and consumer-directed contracts to serve a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit, which can result in retroactive and prospective premium adjustments.
Contracts with plan sponsors to provide administrative services for employer-funded plans are generally for a period of one year. Some of the Company’s contracts include guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time as well as certain guarantees that claim expenses to be incurred by plan sponsors will fall within a specified range. With any of these guarantees, the Company is financially at risk if the conditions of the arrangements are not met, although the maximum at risk is typically 10% — 30% of fees for the customer involved.

Competition
Competition in the health care industry is highly competitive, primarily due to a large number of competitors, competitor marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the market. New entrants into the marketplace as well as significant consolidation within the industry have contributed to the competitive environment.
The Company believes that the significant factors that distinguish competing health plans are perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability, the geographic scope of provider networks, and the providers available in such networks. The Company believes that it is competitive on each of these factors. The ability to increase the number of persons covered by the Company’s plans or to increase revenues is affected by our ability to differentiate ourselves from our competitors on these factors. In addition, the ability to increase the number of persons enrolled in Risk products is affected by the desire and ability of employers to self fund their health coverage. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.
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
With regard to ASC plans, the Company competes primarily with other large commercial health benefit companies, Blue Cross/Blue Shield plans and third party administrators.
Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Health Care’s business is incorporated herein by reference to the MD&A — Forward-Looking Information/Risk Factors and the MD&A – Overview in the Annual Report.
Group Insurance
Principal Products
Group Insurance products consist primarily of the following:
•	Life Insurance Products consist principally of renewable term life insurance coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic, supplemental, spouse and dependent term life coverage, and group universal life and accidental death and dismemberment coverage are also available. Life products are offered on a Risk basis. As of December 31, 2005, Life product membership totaled 10.8 million compared to 10.9 million as of December 31, 2004 and 10.0 million as of December 31, 2003.

•	Disability Insurance Products provide employee income replacement benefits for both short-term and long-term disability. The Company also offers disability products with additional case management features. Similar to Health Care products, disability benefits are offered on both a Risk and employer-funded basis. As of December 31, 2005, disability membership totaled 2.6 million compared to 2.3 million as of December 31, 2004 and 2.1 million as of December 31, 2003.

•	Long-Term Care Insurance Products provide benefits to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities. Long term care benefits are offered primarily on a Risk basis. The product is available on both a service reimbursement and disability basis. The Company does not actively market the disability product although the product and rate filings remain in full effect. Long-term care membership totaled .2 million as of December 31, 2005, 2004 and 2003.
Group Insurance members may utilize more than one Company product, and multi-product cases have been counted in membership totals for each product description above.

Principal Markets and Sales
Products offered by Group Insurance are available in 49 states (Group Insurance products are not offered in New Mexico) as well as the District of Columbia, Guam, Puerto Rico, the United States Virgin Islands and Canada. Depending on the product, the Company markets to a range of customers from small employer groups to large, multi-site and/or multi-state employer programs.
Group Insurance products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of benefits, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to the Company and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer, of the monthly premium. Some products are sold on a fully employee-paid basis, and some billing is done on an individual basis.
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
Under retrospective rating, a premium rate is determined at the beginning of a policy period. After the policy period has ended, the actual experience is reviewed. If the experience is favorable (i.e., actual claim costs and other expenses are less than expected) a refund may be credited to the plan sponsor. If the experience is unfavorable, the resulting deficit is considered in setting future premium levels; otherwise, in certain circumstances, the deficit may be recovered through contractual provisions. Such deficits may be used as offsets against refund credits that develop for future policy periods. If a customer elects to terminate coverage, deficits may not be recovered. Retrospective rating is most often used for insured employer funded plans that cover more than 3,000 lives and $500,000 in annual premiums.
Competition
For the group insurance industry, the Company believes that the most significant factors which distinguish competing companies are price, quality of service, comprehensiveness of coverage, and product array and design. Specialty carriers have increased market penetration in the life and disability business. The group life market remains highly competitive.
Reinsurance
The Company has several reinsurance agreements with nonaffiliated insurers related to Group Insurance products. For long-term disability products, there are excess of loss arrangements that provide protection against large claims. Additional reinsurance arrangements include quota share treaties on several large cases that are established on a case by case basis.

Group Life Insurance In Force and Other Statistical Data
The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)	2005	2004	2003

In force, end of year	$559,979	$513,452	$473,483

Terminations (lapses and all other)	$64,768	$50,602	$51,983

Number of policies and contracts in force, end of year:
Group Life Contracts (1)	18,292	14,243	11,791
Group Conversion Policies (2)	22,277	23,160	24,448

(1) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(2) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.
Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Group Insurance’s business is incorporated herein by reference to the MD&A — Forward-Looking Information/Risk Factors and the MD&A – Overview in the Annual Report.
Large Case Pensions
Principal Products
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for Internal Revenue Code Section 401 qualified pension plans. Contracts provide non-guaranteed, experience-rated and guaranteed investment options through general and separate account products. Large Case Pensions’ products that use separate accounts provide contract holders with a vehicle for investments under which the contract holders assume the investment risk. Large Case Pensions earns a management fee on these separate accounts.
In 1993, the Company discontinued its fully guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to the MD&A — Large Case Pensions - Discontinued Products in the Annual Report. Additionally, the Company does not actively market its other Large Case Pensions products, but continues to manage the run-off of existing business.
Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Large Case Pensions’ business is incorporated herein by reference to the MD&A — Overview in the Annual Report.
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
Regulation
Information regarding significant regulations affecting the Company is incorporated herein by reference to the MD&A — Regulatory Environment and Forward-Looking Information/Risk Factors, in the Annual Report.
Trademarks
The trademarks Aetna® and Care Engine®, together with the corresponding Aetna design logo, are owned by the Company. The Company considers these trademarks and its other trademarks and trade names important in the operation of its business. However, the business of the Company, including that of each of its individual segments, is not dependent on any individual trademark or trade name.

Ratings
Information regarding the Company’s ratings is incorporated herein by reference to the ratings table in the MD&A — Liquidity and Capital Resources – Ratings in the Annual Report.
Miscellaneous
The Company had approximately 28,200 domestic employees at December 31, 2005.
The federal government is a significant customer of the Health Care segment and the Company, with premiums and fees accounting for approximately 10.1% of the Health Care segment’s revenue in 2005. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 51.0% of these premiums and fees, with the balance from federal employee related benefit programs. No individual customer, in any of the Company’s segments, accounted for 10% or more of the Company’s consolidated revenues in 2005. The Company’s segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments. Refer to Note 19 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report, regarding segment information.
The Company carries excess professional liability insurance.
Item 1A. Risk Factors
The information contained in the MD&A – Forward-Looking Information/Risk Factors in the Annual Report is incorporated herein by reference.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The principal office of the Company is a building complex located at 151 Farmington Avenue, Hartford, Connecticut that is approximately 1.2 million square feet in size. The principal office is used by all the Company’s business segments. The Company also owns or leases other space in the greater Hartford area; Blue Bell, Pennsylvania; and various field locations throughout the country. Such properties are primarily used by the Company’s Health Care segment. The Company believes its properties are adequate and suitable for its business as presently conducted.
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

Effective May 21, 2003, the Company and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). The Company believes that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, the Company recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. The Company believes its insurance policies with its third party insurance carriers apply to this matter and is vigorously pursuing recovery from those carriers. The Company has not received any insurance recoveries as of December 31, 2005. The Company continues to work with plaintiffs’ representatives in implementing the Physician Settlement Agreement and the issues that may arise thereunder.
Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases, including allegations of violations of the Racketeer Influenced and Corrupt Organizations Act. These Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief. These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings. The Company intends to defend each of these cases vigorously.
Insurance Industry Brokerage Practices Matters
The Company has received subpoenas and other requests for information from the New York Attorney General, the Connecticut Attorney General, other attorneys general and various insurance and other regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. The Company may receive additional subpoenas and requests for information from these attorneys general and regulators. The Company is cooperating with these inquiries.
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
In addition, the Company’s current and past business practices are subject to review by, and the Company from time to time receives subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities. There also continues to be heightened review by regulatory authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, the Company regularly is the subject of such reviews. These reviews may result, and have resulted, in changes to or clarifications of the Company’s business practices, as well as fines, penalties or other sanctions.
The Company is unable to predict at this time the ultimate outcome of the remaining Provider Cases, the insurance industry brokerage practices investigations or other litigation and regulatory proceedings, and it is reasonably possible that their outcome could be material to the Company.
Item 4. Submission of Matters to a Vote of Security Holders
None.

EXECUTIVE OFFICERS OF AETNA INC.
The Chairman is elected by the Board of Directors (the “Board”) and all other executive officers listed below are appointed by the Board at its Annual Meeting, and such persons hold office until the next Annual Meeting of the Board or until their successors are elected or appointed. None of these officers has a family relationship with any other executive officer or Director. In addition, there exist no arrangements or understandings, other than those with Directors or officers of the Company acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Executive Officer	Position *	Age *
John W. Rowe, M.D.	Chairman	61

Ronald A. Williams	Chief Executive Officer and President	56

Mark T. Bertolini	Executive Vice President, Regional Businesses	49

James K. Foreman	Executive Vice President, National Businesses	47

Alan M. Bennett	Senior Vice President and Chief Financial Officer	55

Troyen A. Brennan, M.D.	Senior Vice President and Chief Medical Officer	51

Craig R. Callen	Senior Vice President, Strategic Planning and Business Development	50

William J. Casazza	Senior Vice President and General Counsel	50

Timothy A. Holt	Senior Vice President, Chief Investment Officer and Chief Enterprise Risk Officer	52

*As of February 28, 2006
Executive Officers’ Business Experience During Past Five Years
John W. Rowe, M.D., became Chairman of the Company on April 1, 2001. He served as Chief Executive Officer of the Company from September 15, 2000 to February 14, 2006 and served as President of the Company from September 15, 2000 to May 27, 2002. Dr. Rowe plans to retire from the Company no later than the end of 2006.
Ronald A. Williams became Chief Executive Officer of the Company on February 14, 2006, succeeding Dr. Rowe, and has served as President since May 27, 2002. He served as Executive Vice President and Chief of Health Operations from March 15, 2001 to May 27, 2002.
Mark T. Bertolini became Executive Vice President, Regional Businesses on February 1, 2006, having served as Senior Vice President, Regional Businesses since September 2005. Prior to that, he served as Senior Vice President, Specialty Group from April 2005 to September 2005 and as Senior Vice President, Specialty Products from February 2003 to April 2005. Prior to joining the Company, Mr. Bertolini served as Senior Vice President, Regional Segment and Middle Market Growth of CIGNA Corporation (“CIGNA”) from November 2002 to February 2003 and as Senior Vice President, National Sales and Delivery of CIGNA from October 2000 to November 2002.

James K. Foreman became Executive Vice President, National Businesses on February 1, 2006, having served as Senior Vice President, National Businesses since September 2005. Prior to that, he served as Senior Vice President, National Accounts and Global Benefits from February 2005 to September 2005. Prior to joining the Company, Mr. Foreman served as Managing Director, Global Health and Welfare, Towers Perrin from August 2000 to February 2005, and managed Towers Perrin’s Chicago consulting office from September 1997 to August 2000.
Alan M. Bennett became Senior Vice President and Chief Financial Officer of the Company on September 28, 2001. He served as Vice President and Corporate Controller from December 2000 to November 2001.
Troyen A. Brennan, M.D., became Senior Vice President and Chief Medical Officer of the Company on February 21, 2006. Prior to joining the Company, Dr. Brennan served as President and Chief Executive Officer of Brigham and Women’s Physician Organization, a position he assumed in January 2000, as Professor of Medicine, Harvard Medical School, since July 1995 and as Professor of Law and Public Health, Harvard School of Public Health, since July 1992.
Craig R. Callen became Senior Vice President, Strategic Planning and Business Development of the Company on April 28, 2004. Prior to joining the Company, Mr. Callen served as a Managing Director of Credit Suisse First Boston and head of U.S. health care in its Investment Banking Group, positions he assumed in November 2000.
William J. Casazza became Senior Vice President and General Counsel of the Company on September 6, 2005. He served as Senior Vice President and Deputy General Counsel from July 6, 2004 to September 6, 2005. Prior to that, he served as Vice President and Deputy General Counsel from December 2000 to July 6, 2004. Mr. Casazza also served as Corporate Secretary from October 2000 to January 27, 2006.
Timothy A. Holt became Senior Vice President, Chief Investment Officer and Chief Enterprise Risk Officer of the Company on September 24, 2004. He served as Senior Vice President and Chief Investment Officer from December 8, 2000 to September 24, 2004.
Part II
Item 5. Market Price for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Aetna Inc.’s common shares (“common stock”) are listed on the New York Stock Exchange. They trade under the symbol AET. As of January 31, 2006, there were 11,777 record holders of Aetna Inc.’s common stock.
On January 27, 2006, the Company’s Board of Directors (the “Board”) declared a two-for-one stock split of the Company’s common stock which was effected in the form of a 100% common stock dividend (the “2006 stock split”). All shareholders of record at the close of business on February 7, 2006 (the “2006 Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to the 2006 Shareholders of Record in the form of a stock dividend on February 17, 2006. All share and per share amounts in this Form 10-K for periods prior to the 2006 stock split have been adjusted to reflect the 2006 stock split. In connection with the 2006 stock split, the Board approved an amendment to the Company’s Articles of Incorporation. This amendment increased the number of authorized common shares of the Company to 2.9 billion shares on February 17, 2006.
On February 9, 2005, the Board declared a two-for-one stock split of the Company’s common stock which was effected in the form of a 100% common stock dividend (the “2005 stock split”). All shareholders of record at the close of business on February 25, 2005 (the “2005 Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to the 2005 Shareholders of Record in the form of a stock dividend on March 11, 2005. All share and per share amounts in this Form 10-K for periods prior to the 2005 stock split have been adjusted to reflect the 2005 stock split. In connection with the 2005 stock split, the Board approved an amendment to the Company’s Articles of Incorporation. This amendment increased the number of authorized common shares of the Company to 1.5 billion shares on March 11, 2005.

On February 25, 2005 and September 29, 2005, the Board authorized (and the Company announced) two share repurchase programs for the repurchase of up to $750 million of common stock each ($1.5 billion in aggregate).
For the three months ended December 31, 2005, the Company repurchased 9.2 million shares of common stock at a cost of $431 million, completing the February 25, 2005 authorization and utilizing a portion of the September 29, 2005 authorization. As of December 31, 2005, the Company had authorization to repurchase up to $581 million of common stock remaining under the September 29, 2005 authorization. On January 27, 2006, the Board authorized (and the Company announced) an additional $750 million share repurchase program which will commence upon completion of the September 29, 2005 authorization.
The following table provides information about the monthly share repurchases by the Company as part of publicly announced programs for the three months ended December 31, 2005:

Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid per Share	Plans or Programs	Plans or Programs

October 1, 2005 - October 31, 2005	.2	$44.27	.2	$1,001.6
November 1, 2005 - November 30, 2005	5.3	45.86	5.3	759.6
December 1, 2005 - December 31, 2005	3.7	48.07	3.7	580.9

Total	9.2	$46.72	9.2	N/A

The Company declared, and subsequently paid, an annual cash dividend in the amount of $.02 per share of common stock in 2005 and $.01 per share of common stock in each of 2004 and 2003. Refer to the MD&A – Liquidity and Capital Resources – Dividends in the Annual Report, incorporated herein by reference, for additional information regarding dividend payments. Information regarding restrictions on the Company’s present and future ability to pay dividends is incorporated herein by reference to Note 16 of Notes to Consolidated Financial Statements and the MD&A — Liquidity and Capital Resources in the Annual Report. Information regarding quarterly common stock prices is incorporated herein by reference to the Quarterly Data (unaudited) included in the Annual Report.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information contained in the MD&A — Investments in the Annual Report is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) in the Annual Report are incorporated herein by reference.
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
An evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005 was conducted under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by the Company’s Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.
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
Item 9B. Other Information
Executive officers named in the Company’s Proxy Statement (“Named Officers”) are paid annual bonuses under the Aetna Inc. Annual Incentive Plan (the “Plan”), based on performance goals established by the Company’s Board of Directors’ Committee on Compensation and Organization (the “Compensation Committee”) and the Compensation Committee’s discretion. On February 24, 2006, the Compensation Committee established the 2006 performance goals for the Plan, which are based primarily on consolidated net income and secondarily on consolidated revenue, each for the year ended December 31, 2006. The maximum bonus payable to a Named Officer under the Plan is $3 million. The Compensation Committee will determine individual bonus amounts in early 2007 based on a review of corporate and individual performance. The Compensation Committee has the right to reduce the maximum amount of any bonus payment under the Plan.
Part III
Item 10. Directors and Executive Officers of the Registrant
Information concerning Executive Officers of Aetna Inc. is included in Part I pursuant to General Instruction G to Form 10-K.
Information concerning Directors of Aetna Inc., compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company’s Code of Conduct (its written code of ethics), its audit committee and audit committee financial experts, governance guidelines and related matters is incorporated herein by reference to the information under the captions “Nominees for Directorships”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Aetna’s Corporate Governance Guidelines”, “Aetna’s Code of Conduct”, “Board and Committee Membership; Committee Descriptions” and “Certain Transactions and Relationships” in the Proxy Statement.

Item 11. Executive Compensation
The information under the captions “Nonmanagement Director Compensation in 2005,” “Other Information Regarding Directors” and “Executive Compensation” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the caption “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” and “Executive Compensation – Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information under the captions “Other Information Regarding Directors” and “Certain Transactions and Relationships” in the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information under the captions “Fees Incurred for 2005 and 2004 Services Performed by the Independent Accountants” and “Nonaudit Services and Other Relationships Between the Company and the Independent Accountants” in the Proxy Statement is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this report:
Financial statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm are incorporated herein by reference to the Annual Report.
Financial statement schedule
The supporting schedule of the consolidated entity is included in this Item 15. Refer to Index to Financial Statement Schedules below.
Exhibits*
Exhibits to the Form 10-K are as follows:
3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on February 21, 2006.

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Form 8-K filed on October 4, 2005.

4	Instruments defining the rights of security holders, including indentures

4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2	Senior Indenture between Aetna Inc. and U. S. Bank National Association, successor interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 10-Q filed on May 10, 2001.

4.3	Form of Subordinated Indenture between Aetna Inc. and U. S. Bank National Association, successor interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

10	Material contracts

10.1	Form of Distribution Agreement between Aetna’s former parent company and Aetna Inc., incorporated herein by reference to Annex C to Aetna’s former parent company’s definitive proxy statement on Schedule 14A filed on October 18, 2000.

10.2	Term Sheet for Agreement between Aetna’s former parent company and Aetna Inc. in respect of the CityPlace property, situated at 185 Asylum Avenue, Hartford, Connecticut 06103, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.3	$1,000,000,000 Amended and Restated Five-Year Credit Agreement dated as of January 20, 2006, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on January 23, 2006.

10.4	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 28, 2005. **

10.5	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 30, 2003. **

10.6	Form of Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Annex H to Aetna’s former parent company’s definitive proxy statement on Schedule 14A filed on October 18, 2000. **

10.7	Aetna Inc. Non-Employee Director Compensation Plan as Amended through February 17, 2006. **

10.8	1999 Director Charitable Award Program, incorporated herein by reference to Exhibit 10.1 to Aetna’s former parent company Form 10-Q filed on April 28, 1999. **

10.9	Employment Agreement dated as of September 6, 2000 by and between Aetna’s former parent company and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.10	Memorandum dated December 6, 2002, from Elease E. Wright to John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.11 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.11	Amendment to Employment Agreement dated as of June 27, 2003 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on July 31, 2003. **

10.12	Amendment 2 to Employment Agreement dated as of January 3, 2006 between Aetna Inc. and John W. Rowe, M.D. **

10.13	Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.14	Amendment to Employment Agreement dated as of January 27, 2006 between Aetna Inc. and Ronald A. Williams. **

10.15	Incentive Stock Unit Agreement between Aetna Inc. and Ronald A. Williams dated as of February 14, 2006, pursuant to the Aetna Inc. 2000 Stock Incentive Plan. **

10.16	Employment Agreement dated as of September 28, 2001 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 10.12 to Aetna Inc.’s Form 10-K filed on February 28, 2003.**

10.17	Letter agreement dated September 22, 2004 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 99.1 of Aetna Inc.’s Form 8-K filed on September 24, 2004. **

10.18	Letter agreement dated April 23, 2004 between Aetna Inc. and Craig R. Callen, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on March 1, 2005. **

10.19	Memorandum dated January 6, 1997 from Mary Ann Champlin to Timothy A. Holt, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.20	Memorandum dated July 20, 2000 from Elease E. Wright to Timothy A. Holt, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.21	Description of certain arrangements not embodied in formal documents, as described under the headings “Nonmanagement Director Compensation in 2005,” “Nonmanagement Director Compensation in 2006” and “Other Information Regarding Directors” are incorporated herein by reference to the Proxy Statement. **

*	Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**	Management contract or compensatory plan or arrangement.

11	Statement re: computation of per share earnings

11.1	Incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements in the Annual Report.

12	Statement re: computation of ratios

12.1	Computation of ratios.

13	Annual report to security holders

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, Management’s Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) are incorporated herein by reference to the Annual Report and filed herewith in electronic format.

14	Code of Ethics

14.1	Aetna Inc. Code of Conduct incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 10-K filed on February 28, 2003.

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney

24.1	Power of Attorney.

31	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
Under date of March 1, 2006, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, as contained in the 2005 Annual Report, Financial Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Hartford, Connecticut
March 1, 2006

Schedule I – Condensed Financial Information of Aetna Inc.
Aetna Inc.
Condensed Statements of Income

	For the Years Ended December 31,
(Millions)	2005	2004	2003

Service fees-affiliates	$51.7	$60.4	$67.0
Net investment income	26.2	25.5	21.0
Net realized capital gains (losses)	—	1.9	(.1)

Total revenue	77.9	87.8	87.9

Operating expenses	90.8	120.9	194.1
Interest expense	122.8	104.7	102.9

Total expenses	213.6	225.6	297.0

Loss before income tax benefit and equity in earnings of affiliates, net	(135.7)	(137.8)	(209.1)
Income tax benefit	45.9	38.8	76.0
Equity in earnings of affiliates, net (1)	1,724.3	1,314.1	1,066.9

Income from continuing operations	1,634.5	1,215.1	933.8
Income from discontinued operations	—	1,030.0	—

Net income	$1,634.5	$2,245.1	$933.8

(1)	Includes amortization of other acquired intangible assets after tax of $37.3 million for 2005, $27.6 million for 2004 and $33.0 million for 2003.
Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc.
Condensed Balance Sheets

	As of December 31,
(Millions)	2005	2004

Assets
Current assets:
Cash and cash equivalents	$58.2	$193.3
Investment securities	101.3	559.4
Other receivables	.9	137.0
Income taxes receivable	58.9	107.4
Deferred income taxes	10.5	—
Other current assets	37.2	42.7

Total current assets	267.0	1,039.8

Long-term investments	1.1	18.1
Investment in affiliates (1)	11,322.9	10,314.2
Deferred income taxes	—	261.5
Other long-term assets	1,294.3	178.5

Total assets	$12,885.3	$11,812.1

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$450.0	$—
Accrued expenses and other current liabilities	220.6	438.0

Total current liabilities	670.6	438.0

Long-term debt, less current portion	1,155.7	1,609.7
Employee benefit liabilities	658.5	661.8
Deferred income taxes	273.4	—
Other long-term liabilities	22.2	21.2

Total liabilities	2,780.4	2,730.7

Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 1.4 billion shares authorized, 566.5 million shares issued and outstanding in 2005; 732.5 million shares authorized, 586.0 million shares issued and outstanding in 2004)	1,885.1	3,076.5
Retained earnings	8,169.5	6,546.4
Accumulated other comprehensive income (loss)	50.3	(541.5)

Total shareholders’ equity	10,104.9	9,081.4

Total liabilities and shareholders’ equity	$12,885.3	$11,812.1

(1)	Includes goodwill and other acquired intangible assets of $5.2 billion as of December 31, 2005 and $4.1 billion as of December 31, 2004.
Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc.
Condensed Statements of Shareholders’ Equity

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Income (Loss)	Equity	Income (Loss)

Balance at December 31, 2002	599.9	$4,070.9	$3,379.5	$(470.4)	$6,980.0
Comprehensive income:
Net income	—	—	933.8	—	933.8	$933.8
Other comprehensive income:
Net unrealized gains on securities (1)	—	—	—	5.6	5.6
Net foreign currency gains	—	—	—	4.3	4.3
Net derivative gains (1)	—	—	—	.7	.7
Pension liability adjustment	—	—	—	51.8	51.8

Other comprehensive income	—	—	—	62.4	62.4	62.4

Total comprehensive income						$996.2

Common shares issued for benefit plans	41.0	399.1	—	—	399.1
Repurchases of common shares	(30.6)	(445.2)	—	—	(445.2)
Dividends declared ($.01 per share)	—	—	(6.1)	—	(6.1)

Balance at December 31, 2003	610.3	4,024.8	4,307.2	(408.0)	7,924.0
Comprehensive income:
Net income	—	—	2,245.1	—	2,245.1	$2,245.1
Other comprehensive loss:
Net unrealized losses on securities (1)	—	—	—	(41.9)	(41.9)
Net foreign currency gains	—	—	—	1.5	1.5
Net derivative gains (1)	—	—	—	1.2	1.2
Pension liability adjustment	—	—	—	(94.3)	(94.3)

Other comprehensive loss	—	—	—	(133.5)	(133.5)	(133.5)

Total comprehensive income						$2,111.6

Common shares issued for benefit plans	40.2	546.5	—	—	546.5
Repurchases of common shares	(64.5)	(1,494.8)	—	—	(1,494.8)
Dividends declared ($.01 per share)	—	—	(5.9)	—	(5.9)

Balance at December 31, 2004	586.0	3,076.5	6,546.4	(541.5)	9,081.4
Comprehensive income:
Net income	—	—	1,634.5	—	1,634.5	$1,634.5
Other comprehensive income:
Net unrealized losses on securities (1)	—	—	—	(141.6)	(141.6)
Net foreign currency gains	—	—	—	.7	.7
Net derivative losses (1)	—	—	—	(.3)	(.3)
Pension liability adjustment	—	—	—	733.0	733.0

Other comprehensive income	—	—	—	591.8	591.8	591.8

Total comprehensive income						$2,226.3

Common shares issued for benefit plans	22.3	477.7	—	—	477.7
Repurchases of common shares	(41.8)	(1,669.1)	—	—	(1,669.1)
Dividends declared ($.02 per share)	—	—	(11.4)	—	(11.4)

Balance at December 31, 2005	566.5	$1,885.1	$8,169.5	$50.3	$10,104.9

(1)	Net of reclassification adjustments.
Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc.
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2005	2004	2003

Cash flows from operating activities:
Net income	$1,634.5	$2,245.1	$933.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Income from discontinued operations	—	(1,030.0)	—
Equity earnings of affiliates (1)	(1,724.3)	(1,314.1)	(1,066.9)
Net realized capital (gains) losses	—	(1.9)	.1
Net change in other assets and other liabilities	128.1	(95.5)	(628.4)

Net cash provided by (used for) operating activities of continuing operations	38.3	(196.4)	(761.4)
Discontinued operations, net	68.8	666.2	—

Net cash provided by (used for) operating activities	107.1	469.8	(761.4)

Cash flows from investing activities:
Proceeds (cost) of investments, net	458.1	(61.1)	(263.9)
Dividends received from affiliates, net	1,085.2	528.9	1,007.4
Cash used for acquisitions, net of cash acquired	(395.4)	—	—
Other, net	—	—	.1

Net cash provided by investing activities	1,147.9	467.8	743.6

Cash flows from financing activities:
Common shares issued under benefit plans	271.3	316.0	293.6
Common shares repurchased	(1,650.0)	(1,493.0)	(445.2)
Dividends paid to shareholders	(11.4)	(5.9)	(6.1)

Net cash used for financing activities	(1,390.1)	(1,182.9)	(157.7)

Net decrease in cash and cash equivalents	(135.1)	(245.3)	(175.5)
Cash and cash equivalents, beginning of period	193.3	438.6	614.1

Cash and cash equivalents, end of period	$58.2	$193.3	$438.6

Supplemental cash flow information:
Interest paid	$121.0	$104.0	$103.5
Income taxes paid (received)	246.6	(331.3)	488.1

(1)	Includes amortization of other acquired intangible assets after tax of $37.3 million, $27.6 million and $33.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc.
Notes to Condensed Financial Statements
1. Organization
The condensed financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The condensed financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2005 and 2004 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2005, 2004 and 2003. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.
All share and per share amounts in the accompanying condensed financial statements have been adjusted to reflect a 2005 and a 2006 two-for-one stock split for all periods presented. Refer to Note 1 of Notes to Consolidated Financial Statements in the Annual Report for additional information on these stock splits.
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
5. Other Comprehensive Income (Loss)
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

Date: March 1, 2006	Aetna Inc.

	By:	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ John W. Rowe, M.D. John W. Rowe, M.D.	Chairman and Director	March 1, 2006

/s/ Ronald A. Williams Ronald A. Williams	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2006

/s/ Alan M. Bennett Alan M. Bennett	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2006

/s/ Ronald M. Olejniczak Ronald M. Olejniczak	Vice President and Controller (Principal Accounting Officer)	March 1, 2006

Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Gerald Greenwald *	Director
Ellen M. Hancock *	Director
Michael H. Jordan *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By:	/s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Attorney-in-fact
March 1, 2006

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

10	Material Contracts

10.7	Aetna Inc. Non-Employee Director Compensation Plan as Amended through February 17, 2006.	Electronic

10.12	Amendment 2 to Employment Agreement dated as of January 3, 2006 between Aetna Inc. and John W. Rowe, M.D.	Electronic

10.14	Amendment to Employment Agreement dated as of January 27, 2006 between Aetna Inc. and Ronald A. Williams.	Electronic

10.15	Incentive Stock Unit Agreement between Aetna Inc. and Ronald A. Williams dated as of February 14, 2006, pursuant to the Aetna Inc. 2000 Stock Incentive Plan.	Electronic

12	Statement re: computation of ratios

12.1	Computation of ratios.	Electronic

13	Annual report to security holders

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, Management’s Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) sections of the Annual Report.	Electronic

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.	Electronic

24	Power of Attorney

24.1	Power of Attorney.	Electronic

31	Rule 13a — 14(a)/15d — 14(e) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

Exhibit		Filing
Number	Description of Exhibit	Method

32.1	Certification.	Electronic

32.2	Certification.	Electronic