Form 10-Q
period 2006-03-31
AETNA INC /PA/
filed 2006-04-27
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☑ Yes ☐ No
There were 567.0 million shares of voting common stock with a par value of $.01 outstanding at March 31, 2006.

Table of Contents		Page

Part I	Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

Part II	Other Information

Item 1.	Legal Proceedings	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6.	Exhibits	36

Signatures		37
Index to Exhibits		38
EX-10.1: 2000 STOCK INCENTIVE PLAN
EX-12.1: COMPUTATION OF RATIOS
EX-15.1: LETTER FROM KPMG LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2006	2005

Revenue:
Health care premiums	$4,726.1	$4,053.5
Other premiums	502.1	498.5
Fees and other revenue *	690.9	579.3
Net investment income	298.0	291.2
Net realized capital gains	17.6	4.4

Total revenue	6,234.7	5,426.9

Benefits and expenses:
Health care costs **	3,786.2	3,048.5
Current and future benefits	600.7	615.3
Operating expenses:
Selling expenses	243.5	203.0
General and administrative expenses	953.6	913.2

Total operating expenses	1,197.1	1,116.2
Interest expense	33.5	27.2
Amortization of other acquired intangible assets	19.9	10.7

Total benefits and expenses	5,637.4	4,817.9

Income from continuing operations before income taxes	597.3	609.0
Income taxes (benefits):
Current	227.2	168.5
Deferred	(15.5)	51.2

Total income taxes	211.7	219.7

Income from continuing operations	385.6	389.3
Discontinued operations, net of tax (Note 16)	16.1	-

Net income	$401.7	$389.3

Earnings per common share:
Basic:
Income from continuing operations	$.68	$.66
Discontinued operations, net of tax	.03	-

Net income	$.71	$.66

Diluted:
Income from continuing operations	$.65	$.64
Discontinued operations, net of tax	.03	-

Net income	$.68	$.64

* Fees and other revenue include administrative service contract member co-payment revenue and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $8.2 million and $4.1 million (net of pharmaceutical and processing costs of $328.7 million and $199.1 million) for the three months ended March 31, 2006 and 2005, respectively.
** Health care costs have been reduced by fully insured member co-payment revenue related to our mail order and specialty pharmacy operations of $22.5 million and $17.1 million for the three months ended March 31, 2006 and 2005, respectively.
Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At March 31,	At December 31,
(Millions)	2006	2005

Assets:
Current assets:
Cash and cash equivalents	$1,340.8	$1,192.6
Investment securities	13,033.7	13,366.2
Other investments	83.3	96.8
Premiums receivable, net	440.8	349.2
Other receivables, net	471.0	366.7
Accrued investment income	189.4	184.9
Collateral received under securities loan agreements	1,064.2	1,138.8
Loaned securities	1,023.8	1,115.7
Deferred income taxes	25.5	-
Other current assets	504.1	423.8

Total current assets	18,176.6	18,234.7

Long-term investments	1,679.8	1,662.1
Mortgage loans	1,480.0	1,460.8
Investment real estate	199.6	207.2
Reinsurance recoverables	1,128.9	1,143.7
Goodwill	4,610.4	4,523.2
Other acquired intangible assets, net	766.9	724.9
Property and equipment, net	275.8	272.8
Deferred income taxes	148.8	68.7
Other long-term assets	1,788.1	1,602.8
Separate Accounts assets	15,407.5	14,532.4

Total assets	$45,662.4	$44,433.3

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$1,934.9	$1,817.0
Future policy benefits	801.9	806.1
Unpaid claims	746.2	752.1
Unearned premiums	353.3	156.9
Policyholders’ funds	736.1	757.7
Collateral payable under securities loan agreements	1,064.2	1,138.8
Short-term debt	460.4	-
Current portion of long-term debt	-	450.0
Income taxes payable	144.5	36.7
Deferred income taxes	-	10.4
Accrued expenses and other current liabilities	1,497.4	1,691.1

Total current liabilities	7,738.9	7,616.8

Future policy benefits	7,627.2	7,642.1
Unpaid claims	1,148.4	1,144.9
Policyholders’ funds	1,298.8	1,304.2
Long-term debt, less current portion	1,155.7	1,155.7
Other long-term liabilities	832.9	848.5
Separate Accounts liabilities	15,407.5	14,532.4

Total liabilities	35,209.4	34,244.6

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value; 2.9 billion shares authorized, 567.0 million shares issued and outstanding in 2006 and 1.4 billion shares authorized, 566.5 million shares issued and outstanding in 2005)	2,381.9	2,414.7
Retained earnings	8,125.4	7,723.7
Accumulated other comprehensive (loss) income	(54.3)	50.3

Total shareholders’ equity	10,453.0	10,188.7

Total liabilities and shareholders’ equity	$45,662.4	$44,433.3

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	(Loss) Income	Equity	Income

Three Months Ended March 31, 2006
Balance at December 31, 2005	566.5	$2,414.7	$7,723.7	$50.3	$10,188.7
Comprehensive income:
Net income	-	-	401.7	-	401.7	$401.7
Other comprehensive loss:
Net unrealized losses on securities (1)	-	-	-	(115.0)	(115.0)
Net foreign currency losses	-	-	-	(.3)	(.3)
Net derivative gains (1)	-	-	-	10.7	10.7

Other comprehensive loss	-	-	-	(104.6)	(104.6)	(104.6)

Total comprehensive income						$297.1

Common shares issued for benefit plans, including tax benefits	3.5	118.1	-	-	118.1
Repurchases of common shares	(3.0)	(150.9)	-	-	(150.9)

Balance at March 31, 2006	567.0	$2,381.9	$8,125.4	$(54.3)	$10,453.0

Three Months Ended March 31, 2005
Balance at December 31, 2004	586.0	$3,541.5	$6,161.8	$(541.5)	$9,161.8
Comprehensive income:
Net income	-	-	389.3	-	389.3	$389.3
Other comprehensive loss:
Net unrealized losses on securities (1)	-	-	-	(110.8)	(110.8)
Net foreign currency losses	-	-	-	(.2)	(.2)
Net derivative losses (1)	-	-	-	(.1)	(.1)

Other comprehensive loss	-	-	-	(111.1)	(111.1)	(111.1)

Total comprehensive income						$278.2

Common shares issued for benefit plans, including tax benefits	10.4	245.6	-	-	245.6
Repurchases of common shares	(15.5)	(561.6)	-	-	(561.6)

Balance at March 31, 2005	580.9	$3,225.5	$6,551.1	$(652.6)	$9,124.0

(1)	Net of reclassification adjustments (refer to Note 8).
Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2006	2005

Cash flows from operating activities:
Net income	$401.7	$389.3
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	(16.1)	-
Depreciation and amortization	65.2	45.1
Amortization of net investment premium	2.8	10.3
Stock-based compensation expense	38.1	53.4
Net realized capital gains	(17.6)	(4.4)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(4.5)	5.1
Increase in premiums due and other receivables	(93.6)	(80.8)
Net change in income taxes	58.7	122.9
Net change in other assets and other liabilities	(358.8)	(436.2)
Net increase in health care and insurance liabilities	274.7	2.6
Other, net	(36.2)	(34.3)

Net cash provided by operating activities of continuing operations	314.4	73.0
Discontinued operations, net (Note 16)	49.7	-

Net cash provided by operating activities	364.1	73.0

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	2,769.4	2,287.1
Other investments	568.7	308.7
Cost of investments in:
Debt securities available for sale	(2,783.9)	(2,238.6)
Other investments	(494.1)	(266.7)
Increase in property, equipment and software	(62.6)	(47.1)
Cash used for acquisitions, net of cash acquired	(157.0)	(241.7)

Net cash used for investing activities	(159.5)	(198.3)

Cash flows from financing activities:
Deposits and interest credited for investment contracts	9.0	9.0
Withdrawals of investment contracts	(5.5)	(11.7)
Proceeds from net issuance of short-term debt	460.4	-
Repayment of long-term debt	(450.0)	-
Common shares issued under benefit plans	37.8	118.7
Stock-based compensation tax benefits	42.8	71.5
Common shares repurchased	(150.9)	(528.2)

Net cash used for financing activities	(56.4)	(340.7)

Net increase (decrease) in cash and cash equivalents	148.2	(466.0)
Cash and cash equivalents, beginning of period	1,192.6	1,396.0

Cash and cash equivalents, end of period	$1,340.8	$930.0

Supplemental cash flow information:
Interest paid	$50.9	$44.1
Income taxes paid	60.3	25.0

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)
Unless the context otherwise requires, references to the terms “we,” “our,” or “us” used throughout these Notes, refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).
1.	Organization
Our operations include three business segments:
•	Health Care consists of medical, dental and pharmacy benefits management plans offered on both a risk basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor or member in the case of HSAs). We also provide specialty products, such as medical management and data analytics, as well as products that provide access to our provider network in select markets.

•	Group Insurance includes group life insurance products offered on a risk basis, as well as group disability and long-term care insurance products offered on both a risk and an employer-funded basis.

•	Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products (refer to Note 15 for additional information).
On January 27, 2006, our Board of Directors (the “Board”) declared a two-for-one stock split of our common shares (“common stock”) which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 7, 2006 received one additional share of common stock for each share held on that date distributed in the form of a stock dividend on February 17, 2006. All share and per share amounts in the accompanying consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.
These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2005 Annual Report on Form 10-K (the “2005 Annual Report”). Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.
2.	Summary of Significant Accounting Policies
Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include our accounts and the accounts of subsidiaries that we control. All significant intercompany balances have been eliminated in consolidation.

New Accounting Standard
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“FAS”) No. 123 Revised, “Share-Based Payment” (“FAS 123R”), which is a revision of FAS 123, “Accounting for Stock-Based Compensation.” FAS 123R also supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and amends FAS 95, “Statement of Cash Flows.”
Prior to the adoption of FAS 123R, we applied the provisions of FAS 123 to our stock-based compensation arrangements. FAS 123 permitted us to account for our stock-based compensation using the intrinsic value method prescribed by APB 25, accompanied by pro forma disclosures of net income and earnings per share as if we had applied the fair value method to such compensation.
FAS 123R requires companies to expense the fair value of all stock-based compensation awards (including stock options, stock appreciation rights and other stock-based awards) issued to employees and non-employees, eliminating the alternative of measuring such awards using the intrinsic value method. FAS 123R requires the fair value to be calculated using a quoted market price or a valuation model (such as the modified Black-Scholes or binomial-lattice models) if a quoted market price is not available. Consistent with our historical practice of measuring the fair value of stock-based compensation for our pro forma disclosures, we utilize a modified Black-Scholes model to determine the fair value of our stock-based compensation awards. Stock-based compensation expense is measured at the grant date, based on the fair value of the award and is recognized as expense over the requisite service period, which primarily is the vesting period, except for retirement eligible individuals for whom a majority of the expense is recognized in the first year.
The amendment to FAS 95 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows.
We utilized the modified-retrospective approach of adopting FAS 123R. Under this approach, beginning January 1, 2006, all prior period financial information was adjusted to reflect our stock-based compensation activity since 1995. The modified-retrospective application of FAS 123R resulted in a reduction in net income and net income per common share for the three months ended March 31, 2005 of $35 million ($53 million pretax) and $.06 per share and $.05 per share (calculated for basic and diluted weighted average shares, respectively). Additionally, $72 million of cash inflows related to tax deductions in excess of recognized compensation costs have been reclassified from operating cash flows to financing cash flows for the three months ended March 31, 2005.
Prior period shareholders’ equity and deferred taxes have been increased to reflect the results of the modified-retrospective application of FAS 123R. The following table details the impact of FAS 123R on our Consolidated Balance Sheet as of December 31, 2005:

	Retrospectively	Previously
(Millions)	Applied	Reported

Net deferred income tax asset (liability)	$58.3	$(25.5)
Common stock and additional paid-in capital	2,414.7	1,885.1
Retained earnings	7,723.7	8,169.5

Additionally, the balances in shareholders’ equity at December 31, 2004 in our Consolidated Statements of Shareholders’ Equity reflect the following changes:

	Retrospectively	Previously
(Millions)	Applied	Reported

Common stock and additional paid-in capital	$3,541.5	$3,076.5
Retained earnings	6,161.8	6,546.4

Refer to Note 9 for additional information on our stock-based compensation plans.

Use of Estimates
Accounting for the Medicare Part D Prescription Drug Program (“PDP”)
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare, primarily by adding a voluntary prescription drug benefit for Medicare eligible individuals beginning in 2006. We were selected by the Centers for Medicare and Medicaid Services (“CMS”) to be a national provider of PDP in all 50 states to both individuals and employer groups beginning in 2006. Under these annual contracts, CMS pays us a portion of the premium, a portion of, or a capitated fee for, catastrophic drug costs, a portion of the health care costs for low-income Medicare beneficiaries and provides a risk sharing arrangement to limit our exposure to unexpected expenses.
Premiums received from, or on behalf of, members or CMS and capitated fees are recognized as premium revenue ratably over the contract period. Costs for covered prescription drugs are expensed as incurred. Low-income costs (deductible, coinsurance, etc.) and the catastrophic drug costs paid in advance by CMS will be recorded as a liability and will offset medical costs when incurred. For individual PDP coverage, the risk sharing arrangement provides a risk corridor whereby the target amount (what we received in premiums from members and CMS based on our annual bid amount less administrative expenses) is compared to our actual drug costs incurred during the contract year. Based on the risk corridor provision, an estimated risk sharing receivable or payable is recorded on a quarterly basis as an adjustment to premium revenue, based on PDP activity to date. A reconciliation of the final risk sharing, low-income subsidy, and catastrophic amounts is performed at the end of the contract year.
3.	Acquisition
On March 31, 2006, we acquired the disability and leave management businesses of Broadspire Services, Inc. and Broadspire Management Services, Inc. (collectively, “Broadspire Disability”) for approximately $160 million. Broadspire Disability operates as a third party administrator offering absence management services, including short-term and long-term disability administration and leave management to employers. We preliminarily recorded approximately $87 million of goodwill associated with the acquisition of Broadspire Disability, representing the purchase price in excess of the fair value of the net assets acquired (which includes approximately $58 million of intangible assets, primarily consisting of a customer list and technology). Our intangible assets and goodwill associated with the acquisition of Broadspire Disability are subject to adjustment upon completion of a purchase accounting valuation.
4.	Earnings Per Common Share
A reconciliation of the numerator and denominator of the basic and diluted earnings per common share (“EPS”) for the three months ended March 31, 2006 and 2005 is as follows:

(Millions, except per common share data)	2006	2005

Income from continuing operations	$385.6	$389.3

Weighted average shares used to compute basic EPS	567.4	586.6
Dilutive effect of outstanding stock-based compensation awards (1)	25.7	26.4

Weighted average shares used to compute diluted EPS	593.1	613.0

Basic EPS	$.68	$.66

Diluted EPS	$.65	$.64

(1)	Approximately 5.3 million stock appreciation rights (with exercise prices ranging from $49.71 to $52.11) were not included in the calculation of diluted earnings per common share for the three months ended March 31, 2006 because the stock appreciation rights’ exercise prices were greater than the average market price of common shares during such period.

5.	Operating Expenses
For the three months ended March 31, 2006 and 2005, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2006	2005

Selling expenses	$243.5	$203.0

General and administrative expenses:
Salaries and related benefits	597.2	592.6
Other general and administrative expenses	356.4	320.6

Total general and administrative expenses	953.6	913.2

Total operating expenses	$1,197.1	$1,116.2

6.	Goodwill and Other Acquired Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2006 and 2005 were as follows:

(Millions)	2006		2005

Balance, beginning of period	$4,523.2		$3,687.8
Goodwill acquired:
Broadspire Disability	87.1	(1)	-
SRC	-		122.7
Other	.1		.1

Balance, end of the period	$4,610.4		$3,810.6

(1)	Goodwill of $87.1 related to the acquisition of Broadspire Disability is considered preliminary, pending the finalization of a purchase accounting valuation (refer to Note 3 for additional information).
Other acquired intangible assets at March 31, 2006 and December 31, 2005 were as follows:

		Accumulated		Amortization
(Millions)	Cost	Amortization	Net Balance	Period (Years)

March 31, 2006
Other acquired intangible assets:
Customer lists	$1,164.3	$944.9	$219.4	4-10
Provider network	696.2	260.4	435.8	12-25
Technology	69.1	9.6	59.5	3-5
Other	34.9	5.0	29.9	3-12
Trademarks and tradenames (indefinite lived)	22.3	-	22.3	Indefinite

Total other acquired intangible assets (1)	$1,986.8	$1,219.9	$766.9

December 31, 2005
Other acquired intangible assets:
Customer lists	$1,132.4	$937.5	$194.9	4-9
Provider networks	696.2	253.2	443.0	12-25
Technology	44.1	6.2	37.9	3-5
Other	29.9	3.1	26.8	3-12
Trademarks and tradenames (indefinite lived)	22.3	-	22.3	Indefinite

Total other acquired intangible assets	$1,924.9	$1,200.0	$724.9

(1)	Other acquired intangible assets of $57.9 million related to the acquisition of Broadspire Disability are considered preliminary, pending the finalization of a purchase accounting valuation (refer to Note 3 for additional information).

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2007	$87.6
2008	81.2
2009	69.9
2010	66.1
2011	59.1

7.	Investments
Total investments at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006					December 31, 2005
(Millions)	Current		Long-term		Total	Current		Long-term		Total

Debt securities available for sale:
Available for use in current operations	$12,896.0	(1)	$-		$12,896.0	$13,216.9	(1)	$-		$13,216.9
Loaned securities	1,023.8		-		1,023.8	1,115.7		-		1,115.7
On deposit, as required by regulatory authorities	-		519.5	(3)	519.5	-		522.4	(3)	522.4

Debt securities available for sale	13,919.8		519.5		14,439.3	14,332.6		522.4		14,855.0
Equity securities available for sale	31.2	(1)	38.1	(3)	69.3	34.5	(1)	26.7	(3)	61.2
Short-term investments	106.5	(1)	-		106.5	114.8	(1)	-		114.8
Mortgage loans	77.9	(2)	1,480.0		1,557.9	86.7	(2)	1,460.8		1,547.5
Investment real estate	3.0	(2)	199.6		202.6	7.4	(2)	207.2		214.6
Other investments	2.4	(2)	1,122.2	(3)	1,124.6	2.7	(2)	1,113.0	(3)	1,115.7

Total investments	$14,140.8		$3,359.4		$17,500.2	$14,578.7		$3,330.1		$17,908.8

(1)	Included in investment securities on the Consolidated Balance Sheets totaling $13.0 billion and $13.4 billion at March 31, 2006 and December 31, 2005, respectively.

(2)	Included in other investments on the Consolidated Balance Sheets totaling $83.3 million and $96.8 million at March 31, 2006 and December 31, 2005, respectively.

(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.7 billion at both March 31, 2006 and December 31, 2005.
Components of net investment income were as follows for the three months ended March 31, 2006 and 2005:

(Millions)	2006	2005

Debt securities	$207.7	$216.3
Mortgage loans	29.5	27.8
Other	69.5	55.9

Gross investment income	306.7	300.0
Less: investment expenses	(8.7)	(8.8)

Net investment income (1)	$298.0	$291.2

(1)	Includes amounts related to experience-rated contract holders of $34.7 million and $35.7 million during the three months ended March 31, 2006 and 2005, respectively. Interest credited to contract holders is included in current and future benefits.
Net realized capital gains (losses) on investments for the three months ended March 31, 2006 and 2005, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2006	2005

Debt securities	$7.7	$5.0
Equity securities	3.7	-
Derivatives	7.8	(.3)
Other	(1.6)	(.3)

Pretax net realized capital gains	$17.6	$4.4

After tax net realized capital gains	$11.5	$2.9

Net realized capital gains of $7 million and $2 million for the three months ended March 31, 2006 and 2005, respectively, related to experience-rated contract holders were reflected in policyholders’ funds. Net realized capital gains of $16 million and $1 million for the three months ended March 31, 2006 and 2005, respectively, related to discontinued products were reflected in the reserve for anticipated future losses on discontinued products (refer to Note 15).
8.	Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income related to changes in net unrealized gains (losses) on securities (excluding those related to experience-rated contract holders and discontinued products) and derivatives for the three months ended March 31, 2006 and 2005 were as follows:

(Millions)	2006	2005

Securities:
Net unrealized holding losses arising during the period (1)	$(109.4)	$(113.9)
Less: reclassification adjustment for gains (losses) included in net income (2)	5.6	(3.1)

Net unrealized losses on securities	$(115.0)	$(110.8)

Derivatives:
Net derivative gains (losses) arising during the period (3)	$15.6	$(.4)
Less: reclassification adjustment for gains (losses) included in net income (4)	4.9	(.3)

Net derivative gains (losses)	$10.7	$(.1)

(1)	Pretax net unrealized holding losses arising during the three months ended March 31, 2006 and 2005 were $(168.3) million and $(175.2) million, respectively.

(2)	Pretax reclassification adjustments for gains (losses) included in net income were $8.6 million and $(4.8) million for the three months ended March 31, 2006 and 2005, respectively.

(3)	Pretax net derivative gains (losses) arising during the period were $24.0 million and $(.6) million for the three months ended March 31, 2006 and 2005, respectively.

(4)	Pretax reclassification adjustments for gains (losses) included in net income were $7.6 million and $(.5) million for the three months ended March 31, 2006 and 2005, respectively.
9.	Employee Benefit Plans
Defined Benefit Retirement Plans
Components of the net periodic benefit cost of our noncontributory defined benefit pension plans and other post-retirement benefit (“OPEB”) plans for the three months ended March 31, 2006 and March 31, 2005 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2006	2005	2006	2005

Service cost	$24.5	$23.2	$.1	$.1
Interest cost	70.8	68.5	6.3	7.0
Expected return on plan assets	(102.7)	(92.6)	(1.0)	(1.1)
Amortization of prior service cost	1.4	1.3	(.5)	(.3)
Recognized net actuarial loss	19.3	18.6	1.8	1.5

Net periodic benefit cost	13.3	19.0	6.7	7.2

Stock-Based Compensation Plans
Our stock-based compensation plans (the “Plans”) provide for awards of stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), deferred contingent common stock and the ability for employees to purchase common stock at a discount. At March 31, 2006, 120 million common shares were available for issuance under the Plans.
Executive, middle management and non-management employees may be granted stock options, SARs and RSUs. Stock options are granted to purchase our common stock at or above the market price on the date of grant. SARs granted will be settled in stock, net of taxes, based on the appreciation of our stock price on the exercise date over the market price on the date of grant. SARs and stock options generally become 100% vested three years after the grant is made, with one-third vesting each year. From time to time, we have issued SARs and stock options with different vesting provisions. Vested SARs and stock options may be exercised at any time during the 10 years after grant, except in certain circumstances, generally related to employment termination or retirement. At the end of the 10-year period, any unexercised SARs and stock options expire. For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period. The RSUs generally become 100% vested three years from the grant date.
All of our employees are eligible to participate in our Employee Stock Purchase Plan (the “ESPP”). Employees may contribute a percentage of their base salary through payroll deductions. Contributions are accumulated for a six-month offering period and used to purchase stock at the end of the six-month offering period (the “Purchase Date”). On the Purchase Date, stock is purchased for all participating employees based on the contributions accumulated (subject to a $25,000 annual limit per employee). The purchase price for the December 19, 2005 accumulation period is based on a five percent discount of the stock price at the end of the six-month offering period.
We estimate the fair value of stock options and awards of SARs using a modified Black-Scholes option pricing model. The fair value of RSUs is based on the market price of our common stock on the date of grant. Stock options and SARs granted in the three months ended March 31, 2006 and 2005 had a weighted average fair value of $16.50 and $10.76, respectively, using the assumptions noted in the following table:

	2006	2005

Dividend yield	.1%	.1%
Expected volatility	30.8%	31.3%
Risk-free interest rate	4.6%	3.7%
Expected term	4.5 years	4.5 years

We use historical data to estimate the period of time that stock options or SARs are expected to be outstanding. Expected volatilities are based on a weighted average of the historical volatility of our stock price and implied volatility from traded options on our stock. The risk-free interest rate for periods within the expected life of the stock option or SAR is based on the benchmark five-year U.S. Treasury rate in effect on the date of grant. The dividend yield assumption is based on our historical dividends declared.
The stock option and SAR transactions for the three months ended March 31, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Stock	Exercise	Contractual	Intrinsic
(Millions, except exercise price)	Options or SARs	Price	Life (Years)	Value

Stock options
Outstanding at December 31, 2005	53.4	$14.80	6.2	$1,727.5
Granted	-	-	-	-
Exercised	(3.5)	10.21	-	135.7
Expired or forfeited	(.2)	19.48	-	-

Outstanding at March 31, 2006	49.7	$15.10	6.0	$1,693.1

Stock options exercisable at March 31, 2006	44.0	$12.76	5.7	$1,599.0

SARs
Outstanding at December 31, 2005	-	$-	-	$-
Granted	5.3	50.20	-	-
Exercised	-	-	-	-
Expired or forfeited	-	-	-	-

Outstanding at March 31, 2006	5.3	$50.20	9.6	$-

SARs exercisable at March 31, 2006	-	$-	-	$-

Cash received from stock option exercises and the related intrinsic values (the excess of the stock price on the date of exercise over the exercise price) were $35 million and $136 million, respectively, for the three months ended March 31, 2006 and $119 million and $240 million, respectively, for the three months ended March 31, 2005. In connection with these exercises, the tax benefits realized for the tax deductions from stock options exercised were $47 million and $86 million, respectively, for the three months ended March 31, 2006 and 2005. There were no SARs exercised during these periods. We settle employee stock options with newly issued common stock and generally utilize the proceeds to repurchase common stock in the open market in the same period.
The total fair value of stock options vested during the three months ended March 31, 2006 and 2005 was $134 million and $116 million, respectively. No SARs vested during these periods.
The following is a summary of information regarding stock options and SARs outstanding and exercisable at March 31, 2006 (number of stock options and SARs and aggregate intrinsic values in millions):

	Outstanding				Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average	Aggregate		Average	Aggregate
	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range of Exercise Prices	Outstanding	Life (Years)	Price	Value	Exercisable	Price	Value

Stock options
$0.00-$5.21	1.4	3.3	$4.95	$62.8	1.4	$4.95	$62.8
5.21-10.42	16.1	4.7	8.16	657.7	16.1	8.16	657.7
10.42-15.63	14.8	5.5	10.63	571.5	14.7	10.59	566.6
15.63-20.84	8.9	7.3	19.35	264.9	8.8	19.36	261.8
20.84-26.06	.3	8.1	21.94	8.6	.3	21.92	6.9
26.06-31.27	-	6.2	30.29	.4	-	30.50	.2
31.27-36.48	7.8	8.4	33.38	123.9	2.7	33.38	42.8
36.48-41.69	.3	9.1	38.93	3.0	-	37.28	.2
41.69-46.90	.1	9.4	42.16	.3	-	-	-

$0.00-$46.90	49.7	6.0	$15.10	$1,693.1	44.0	$12.76	$1,599.0

SARs
$46.90-$52.11	5.3	9.6	$50.20	$-	-	$-	$-

RSU transactions for the three months ended March 31, 2006 were as follows (number of units in millions):

		Weighted
		Average
		Grant Date
	RSUs	Fair Value

RSUs at December 31, 2005	.1	$34.62
Granted	.7	50.42
Vested	-	-
Forfeited	-	-

RSUs at March 31, 2006	.8	$50.10

For the three months ended March 31, 2006 and 2005, we recorded pretax stock-based compensation expense of $38 million and $53 million, respectively, in general and administrative expenses and related tax benefits of $13 million and $19 million, respectively. As of March 31, 2006, $110 million of total unrecognized compensation costs related to stock options, SARs and RSUs are expected to be recognized over a weighted-average period of 2.5 years.

10.	Debt
The carrying value of our long-term debt at March 31, 2006 and December 31, 2005 was as follows:

	March 31,	December 31,
(Millions)	2006	2005

Senior notes, 7.375%, due 2006	$-	$450.0
Senior notes, 7.875%, due 2011	448.1	448.1
Senior notes, 8.50%, due 2041	707.6	707.6

Total long-term debt	1,155.7	1,605.7
Less: current portion of long-term debt (1)	-	(450.0)

Long-term debt, less current portion of long-term debt	$1,155.7	$1,155.7

(1)	The 7.375% senior notes were repaid in February 2006.
On January 20, 2006, we entered into an amended and restated unsecured $1 billion, five-year revolving credit agreement (the “new credit facility”) superceding our previously existing credit facility. The new credit facility also provides for up to $150 million of letters of credit to be issued at our request, which count as usage of the available commitments under the facility. The new credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. Various interest rate options are available under the new credit facility. Any revolving borrowings mature on the termination date of the new credit facility. We pay facility fees on the new credit facility ranging from .05% to .175% per annum, depending upon our long-term senior unsecured debt rating. The new credit facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2005 at or below .4 to 1.0. For this purpose, consolidated capitalization equals the sum of shareholders’ equity, excluding any minimum pension liability adjustment and any net unrealized capital gains and losses, and total debt (as defined in the facility). We met this requirement at March 31, 2006. As of March 31, 2006, $453 million of our commercial paper was outstanding at a weighted average interest rate of 4.72%.
In January 2006, certain of our subsidiaries entered in a one-year $45 million variable funding credit program with a bank to provide short-term liquidity to those subsidiaries. Borrowings under this program are secured by certain assets of those subsidiaries. As of March 31, 2006, there was $7 million outstanding under this program at an interest rate of 5.64%.
We expect to issue long-term debt in 2006. To mitigate the risk of increases in market interest rates, in August 2005, we entered into two forward starting swaps in order to hedge the change in cash flows associated with interest payments generated by the forecasted future issuance of long-term debt (expected to be issued between May 1, 2006 and December 31, 2006). In April 2006, we entered into two additional forward starting swaps for the same purpose. The swaps have a combined notional value of $750 million.
These transactions qualify as cash flow hedges in accordance with our accounting policy for derivatives. The hedges are considered effective if the changes in the fair value of the forward starting swaps are expected to offset changes in the future cash flows (i.e., changes in interest payments) attributable to fluctuations in the benchmark LIBOR swap curve interest rates. At March 31, 2006, and during the three months then ended, the cash flow hedges did not experience any ineffectiveness. Based on our assessment, the cash flow hedges remain effective. As a result, at March 31, 2006, we recorded an asset of $17 million (representing the fair value of the forward starting swaps), accumulated other comprehensive income of $11 million, and a deferred tax liability of $6 million. Subsequent to the issuance of the forecasted future debt, any balance remaining in accumulated other comprehensive income will be amortized or accreted into earnings.

11.	Capital Stock
On September 29, 2005 and January 27, 2006, the Board authorized two share repurchase programs for the repurchase of up to $750 million of common stock each ($1.5 billion in aggregate). During the first quarter of 2006, we repurchased approximately 3.0 million shares of common stock at a cost of approximately $151 million. As of March 31, 2006, we have authorization to repurchase up to approximately $1.2 billion of common stock remaining under the two authorizations.
In connection with the stock split described in Note 1, the Board approved an amendment to our Articles of Incorporation. The amendment increased the number of common shares we may issue to 2.9 billion shares effective February 17, 2006. This increase is in the same proportion that the shares distributed in the stock dividend increased the number of issued common shares.
12.	Dividend Restrictions and Statutory Surplus
Under regulatory requirements as of March 31, 2006, the amount of dividends that may be paid through the end of 2006 by our insurance and HMO subsidiaries to Aetna without prior approval by regulatory authorities is approximately $641 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders.
At March 31, 2006, the combined statutory capital and surplus of our insurance and HMO subsidiaries was $4.1 billion. At December 31, 2005, such capital and surplus was $4.5 billion.
13.	Commitments and Contingencies
Managed Care Class Action Litigation
From 1999 through early 2003, we were involved in purported class action lawsuits as part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies. These cases, brought on behalf of health care providers (the “Provider Cases”), alleged generally that we and other defendant managed care organizations engaged in coercive behavior or a variety of improper business practices in dealing with health care providers and conspired with one another regarding this purported wrongful conduct.
Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, we recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. We believe our insurance policies with third party insurance carriers apply to this matter and are vigorously pursuing recovery from those carriers. We have not received any insurance recoveries as of March 31, 2006. We continue to work with plaintiffs’ representatives in implementing the Physician Settlement Agreement and the issues that may arise under that agreement.
Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases, including allegations of violations of the Racketeer Influenced and Corrupt Organizations Act. These Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief. These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings. We intend to defend each of these cases vigorously.

Insurance Industry Brokerage Practices Matters
We have received subpoenas and other requests for information from the New York Attorney General, the Connecticut Attorney General, other attorneys general and various insurance and other regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. We may receive additional subpoenas and requests for information from these attorneys general and regulators. We are cooperating with these inquiries.
In connection with this industry wide review, we have, and may, receive additional subpoenas and requests for information from other attorneys general and other regulators, and be named in related litigation.
Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investment activities, intellectual property and other litigation in our Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions. We intend to defend these matters vigorously.
In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities. There also continues to be heightened review by regulatory authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, we regularly are the subject of such reviews. These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.
We are unable to predict at this time the ultimate outcome of the remaining Provider Cases, the insurance industry brokerage practices matters or other litigation and regulatory proceedings, and it is reasonably possible that their outcome could be material to us.
14.	Segment Information
Summarized financial information of our segments for the three months ended March 31, 2006 and 2005 were as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company

2006
Revenue from external customers	$5,406.6	$455.5	$57.0	$-	$5,919.1
Operating earnings (loss) (1)	360.6	32.2	9.3	(21.8)	380.3

2005
Revenue from external customers	$4,621.3	$458.7	$51.3	$-	$5,131.3
Operating earnings (loss) (1)	370.5	29.5	4.1	(17.7)	386.4

(1)	Operating earnings (loss) excludes net realized capital gains or losses. Operating earnings for Group Insurance in 2006 excludes a $6 million ($8 million pretax) software impairment charge for software we ceased developing as a result of the Broadspire Disability acquisition.

A reconciliation of operating earnings to income from continuing operations in the Consolidated Statements of Income for the three months ended March 31, 2006 and 2005 was as follows:

(Millions)	2006	2005

Operating earnings	$380.3	$386.4
Net realized capital gains, net of tax	11.5	2.9
Acquisition-related software charges (1)	(6.2)	-

Income from continuing operations	$385.6	$389.3

(1)	As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software that we had been developing internally. As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6 million ($8 million pretax) charge to net income, reflected in general and administrative expenses in the first quarter of 2006.
15.	Discontinued Products
We discontinued the sale of our fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”)) in 1993. Under our accounting for these discontinued products, a reserve for anticipated future losses from these products was established, and we review it quarterly. As long as the reserve continues to represent our then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect our results of operations. Our results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and favorably affected to the extent that future losses are less than anticipated. The current reserve reflects our best estimate of anticipated future losses.
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
At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 2006, the receivable from continuing products, net of related deferred taxes payable of $130 million on accrued interest income, was $377 million. At December 31, 2005, the receivable from continuing products, net of related deferred taxes payable of $127 million on accrued interest income, was $372 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three months ended March 31, 2006 and 2005 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net (1)

Three months ended March 31, 2006
Net investment income	$88.7	$-	$88.7
Net realized capital gains	15.7	(15.7)	-
Interest earned on receivable from continuing products	7.6	-	7.6
Other revenue	7.8	-	7.8

Total revenue	119.8	(15.7)	104.1

Current and future benefits	83.6	17.4	101.0
Operating expenses	3.1	-	3.1

Total benefits and expenses	86.7	17.4	104.1

Results of discontinued products	$33.1	$(33.1)	$-

Three months ended March 31, 2005
Net investment income	$103.8	$-	$103.8
Net realized capital gains	1.2	(1.2)	-
Interest earned on receivable from continuing products	7.8	-	7.8
Other revenue	7.2	-	7.2

Total revenue	120.0	(1.2)	118.8

Current and future benefits	86.9	28.7	115.6
Operating expenses	3.2	-	3.2

Total benefits and expenses	90.1	28.7	118.8

Results of discontinued products	$29.9	$(29.9)	$-

(1)	Amounts are reflected in the March 31, 2006 and 2005 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.
Assets and liabilities supporting discontinued products at March 31, 2006 and December 31, 2005 were as follows: (1)

	March 31,	December 31,
(Millions)	2006	2005

Assets:
Debt securities available for sale	$2,946.1	$3,032.3
Equity securities available for sale	54.5	43.1
Mortgage loans	641.3	644.9
Investment real estate	93.3	103.6
Loaned securities	242.9	289.3
Other investments (2)	611.6	603.3

Total investments	4,589.7	4,716.5
Collateral received under securities loan agreements	255.9	295.4
Current and deferred income taxes	89.9	88.9
Receivable from continuing products (3)	506.4	498.8

Total assets	$5,441.9	$5,599.6

Liabilities:
Future policy benefits	$3,866.4	$3,908.4
Policyholders’ funds	24.9	23.5
Reserve for anticipated future losses on discontinued products	1,085.3	1,052.2
Collateral payable under securities loan agreements	255.9	295.4
Other liabilities	209.4	320.1

Total liabilities	$5,441.9	$5,599.6

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $21.0 million and $21.3 million at March 31, 2006 and December 31, 2005, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

At March 31, 2006 and December 31, 2005, net unrealized capital gains on debt securities available for sale are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.
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
The previous years’ actual participant withdrawal experience is used for the current year assumption. Prior to 1995, we used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the “Society”). In 1995, the Society published the 1994 Uninsured Pensioner’s Mortality table which we have used since then.
Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.
The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2006 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2005	$1,052.2
Operating income	12.5
Net realized capital gains	15.7
Mortality and other	4.9

Reserve for anticipated future losses on discontinued products at March 31, 2006	$1,085.3

16.	Discontinued Operations
On July 8, 2004, we were notified that the Congressional Joint Committee on Taxation (the “Joint Committee”) approved a tax refund of approximately $740 million, including interest, relating to businesses that were sold in the 1990s by our former parent company. Also in 2004, we filed for, and were approved for, an additional $35 million tax refund related to other businesses that were sold by our former parent company. The tax refunds were recorded as income from discontinued operations in 2004. We received approximately $666 million of the tax refunds during 2004 and $69 million in 2005. We received the final approximately $50 million payment of these refunds in February 2006, which resulted in an additional $16 million of income from discontinued operations in 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2006, the related consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 27, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Unless the context otherwise requires, references to the terms “we,” “our,” or “us” used throughout this MD&A refer to Aetna Inc. (“Aetna”) and its subsidiaries (collectively, the “Company”).
OVERVIEW
We are one of the nation’s leading diversified health care benefits companies, serving approximately 28.3 million people with information and resources to help them make better informed decisions about their health care. We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life, long-term care and disability plans, and medical management capabilities. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans and government-sponsored plans. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
The following MD&A provides a review of our financial condition as of March 31, 2006 and December 31, 2005 and results of operations for the three months ended March 31, 2006 and 2005. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition and the consolidated financial statements and other data presented herein, as well as the MD&A contained in our 2005 Annual Report on Form 10-K (our “2005 Annual Report”). This Overview is qualified in its entirety by the full MD&A.
Our income from continuing operations in the first quarter of 2006 was comparable to that in the first quarter of 2005. As described in our discussion of Health Care results below, we recorded favorable development of prior period health care cost estimates of approximately $84 million ($133 million pretax) in the first quarter of 2005. There was no significant prior period reserve development in 2006. Excluding the 2005 reserve development, our operating profit increased, primarily reflecting growth in revenue from increases in membership levels and rate increases for renewing membership as well as continued general and administrative expense efficiencies. We experienced membership growth in both our administrative services contract (“ASC”) and Risk (where we assume all or a majority of risk for medical and dental care costs) products. As of March 31, 2006, we served approximately 15.4 million medical members (consisting of approximately 34% Risk members and 66% ASC members), 13.3 million dental members, 10.2 million pharmacy members and 13.1 million group insurance members. We continue to take actions designed to achieve further medical membership growth in 2006.
Summary of Consolidated Results for the Three Months Ended March 31, 2006 and 2005:

(Millions, except per share amounts)	2006	2005

Total revenues	$6,234.7	$5,426.9
Income from continuing operations (1)	385.6	389.3
Net income (2)	401.7	389.3
Income from continuing operations per common share	.65	.64
Net income per common share	.68	.64

(1)	Income from continuing operations for the three months ended March 31, 2005 reflects favorable development of prior period health care cost estimates of approximately $84 million ($133 million pretax) (including $34 million ($54 million pretax) related to the release of reserves related to the New York Market Stabilization Pool). This development was recorded in the Health Care segment and is discussed in further detail below in the discussion of Health Care’s results. There was no significant development of prior period health care cost estimates in the first quarter of 2006.

(2)	Net income for the three months ended March 31, 2006 includes income from discontinued operations of $16.1 million related to the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company. Net income for the three months ended March 31, 2006 and 2005 includes net realized capital gains of $11.5 million and $2.9 million, respectively.

We continued to generate strong cash flows from operations in the first quarter of 2006. These cash flows funded ordinary course operating activities and also reflect voluntary contributions of $180 million to our pension plan and the receipt of approximately $50 million, representing the final refund payment from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company (refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information). We also continued our share repurchase program in the first quarter of 2006, repurchasing 3.0 million shares of our common stock at a cost of approximately $151 million.
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“FAS”) No. 123 Revised, “Share-Based Payment” (“FAS 123R”). FAS 123R requires us to expense the fair value of all stock-based compensation awards issued to employees and non-employees. Stock-based compensation expense is measured at the grant date, based on the fair value of the award and is recognized as expense over the requisite service period, which primarily is the vesting period, except for retirement eligible individuals for whom a majority of the expense is recognized in the first year. We applied the modified-retrospective approach and accordingly, all prior period financial information was adjusted to reflect our stock compensation activity since 1995. We recorded stock-based compensation expense in general and administrative expense of $25 million ($38 million pretax) and $35 million ($53 million pretax), or $.04 and $.05 per share, in the first quarter of 2006 and 2005, respectively. Stock-based compensation expense is recorded in each of our segments (primarily Health Care and Group Insurance). Refer to our segment results below and Notes 2 and 9 of Condensed Notes to Consolidated Financial Statements for additional information.
Management Update
On October 1, 2006, executive Chairman John W. Rowe, M.D., will retire. At that time, Chief Executive Officer and President Ronald A. Williams will be appointed Chairman of the Board. Dr. Rowe, formerly Chairman and Chief Executive Officer, previously announced his intention to retire from Aetna during 2006.
On April 27, 2006, Aetna announced that Alan M. Bennett, Senior Vice President and Chief Financial Officer, plans to retire in the first quarter of 2007. Mr. Bennett has been our Chief Financial Officer since 2001. We intend to conduct a comprehensive search for a replacement, and Mr. Bennett will assist us in the process to assure an orderly transition.
Acquisition of Broadspire Disability Business
On March 31, 2006, we acquired the disability and leave management businesses of Broadspire Services, Inc. and Broadspire Management Services, Inc. (collectively, “Broadspire Disability”) for approximately $160 million. Broadspire Disability operates as a third party administrator, offering absence management services, including short-term and long-term disability administration and leave management, to employers.
Discussion of Segment Results and Operating Earnings
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with Financial Accounting Standards (“FAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, and is consistent with our segment disclosure included in Note 14 of Notes to Condensed Consolidated Financial Statements. Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
Our discussion of the results of operations of each business segment is based on operating earnings, which exclude realized capital gains and losses as well as other items from net income reported in accordance with U.S. generally accepted accounting principles (“GAAP”). We believe excluding realized capital gains and losses from net income to arrive at operating earnings provides more useful information about our underlying business performance. Realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations. We also may exclude other items from net income to arrive at operating earnings should those other items similarly not relate to the ordinary course of our business. In each segment discussion below, we present a table that reconciles operating earnings to net income reported in accordance with GAAP. Each table details the realized capital gains and losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

HEALTH CARE
Health Care consists of medical, pharmacy benefits management and dental and vision plans offered on both a Risk basis and an ASC basis (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS, PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account. Health Care also offers network access products in select markets and other products, including medical management and data analytics services, behavioral health and stop loss insurance.
Operating Summary for the Three Months Ended March 31, 2006 and 2005:

(Millions)	2006	2005

Premiums:
Commercial Risk (1)	$4,296.5	$3,805.8
Medicare	429.6	247.7

Total premiums	4,726.1	4,053.5
Fees and other revenue	680.5	567.8
Net investment income	83.6	70.6
Net realized capital gains	5.7	2.0

Total revenue	5,495.9	4,693.9

Health care costs (2)	3,786.2	3,048.5
Operating expenses:
Selling expenses	221.4	183.9
General and administrative expenses (3)	899.0	863.9

Total operating expenses	1,120.4	1,047.8
Amortization of other acquired intangible assets	19.9	10.7

Total benefits and expenses	4,926.5	4,107.0

Income before income taxes	569.4	586.9
Income taxes	205.1	215.1

Net income	$364.3	$371.8

(1)	Commercial Risk includes all medical and dental Risk products, except Medicare and Medicaid.

(2)	The percentage of health care costs related to capitated arrangements with primary care physicians (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 5.9% for the three months ended March 31, 2006 compared to 8.5% for the corresponding period in 2005.

(3)	Includes salaries and related benefit expenses of $570.8 million and $563.6 million for the three months ended March 31, 2006 and 2005, respectively.
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2006 and 2005:

(Millions)	2006	2005

Net income	$364.3	$371.8
Net realized capital gains	(3.7)	(1.3)

Operating earnings	$360.6	$370.5

As described in our discussion of Commercial Risk and Medicare results below, we recorded favorable development of prior period health care cost estimates in the first quarter of 2005 of approximately $84 million ($133 million pretax) which included approximately $34 million ($54 million pretax) related to the release of reserves related to the New York Market Stabilization Pool. There was no significant prior period reserve development in the first quarter of 2006. As a result, operating earnings in the first quarter of 2006, when compared to the corresponding period in 2005, reflects lower total underwriting margins (premiums less health care costs). Excluding the 2005 reserve development, total underwriting margins improved in 2006.

Operating earnings for the first quarter of 2006 when compared to the comparable period in 2005 reflect growth in premiums and fees and other revenue and improved operating expense efficiencies (operating expenses divided by total revenue). The growth in premiums and fees and other revenue resulted from increases in membership levels (refer to “Membership”) as well as rate increases for renewing membership.
Our Commercial Risk business continued to grow for the three months ended March 31, 2006
Commercial Risk premiums increased approximately $491 million for the three months ended March 31, 2006, when compared to the corresponding period in 2005. This increase reflects premium rate increases on renewing business and an increase in membership levels.
Our Commercial Risk medical cost ratio was 79.4% for the three months ended March 31, 2006 compared to 74.6% for the corresponding period in 2005. Health care costs for the first quarter 2005 reflect favorable development of prior period health care cost estimates of approximately $127 million pretax (which includes approximately $54 million pretax from the release of reserves related to our participation in the New York Market Stabilization Pool; refer to Note 18 of Notes to Consolidated Financial Statements in our 2005 Annual Report for additional information). There was no significant development of prior period health care cost estimates in the first quarter of 2006. The favorable development of prior period health care cost estimates in 2005 (excluding the release of reserves related to the New York Stabilization Pool) relates to health care costs incurred in preceding periods and considers the actual claim experience that emerged in the first quarter of 2005 as well as lower than expected health care cost trends. In 2005, the actual claim submission time (i.e., the period of time from the date health care services were provided to our members to the date we received the health care claim from the provider) was shorter than we had anticipated in determining our health care costs payable at December 31, 2004. The acceleration of claim submission times was not evident until the first quarter of 2005, when the majority of the remaining claims for services included in health care costs payable at December 31, 2004 were paid. As a result, the volume of claims incurred but not reported was estimated to be higher than we actually experienced. In addition, claim activity for prior periods was determined to be more complete than previously estimated. As a result of these factors, we recognized favorable development of prior period health care cost estimates in the first quarter of 2005. (Refer to the Critical Accounting Estimates portion of our 2005 Annual Report for a discussion of Health Care Costs Payable).
Excluding the favorable development of prior period health care cost estimates (including the release of reserves in 2005 related to participation in the New York Market Stabilization Pool), our adjusted Commercial Risk medical cost ratio was 79.4% for the three months ended March 31, 2006 and 77.9% for the comparable period in 2005 (refer to the reconciliation of Commercial Risk health care costs to adjusted Commercial Risk health care costs for the first quarter of 2005 below). This increase in the medical cost ratio for the first quarter of 2006 reflects a percentage increase in per member medical costs that outpaced the percentage increase in per member premiums, due to higher medical cost trends for inpatient and outpatient facility and physician services offset by a moderation in medical cost trend for ancillary and pharmacy services.

(Millions)	2005

Commercial Risk health care costs (included in total health care costs above)	$2,837.9
Approximate favorable development of prior period health care cost estimates:
Favorable development of prior period health care cost estimates	73.0
Release of reserves related to participation in the New York Market Stabilization Pool	54.0

Subtotal approximate favorable development of prior period health care cost estimates	127.0

Adjusted Commercial Risk health care costs	$2,964.9

Medicare results for the first quarter 2006 reflect growth from the corresponding period in 2005
Medicare premiums increased approximately $182 million for the three months ended March 31, 2006, when compared to the corresponding period in 2005. This increase reflects increases in supplemental premiums paid to us by the Centers for Medicare and Medicaid Services (“CMS”) and members participating in the new Medicare Part D prescription drug program which was effective January 1, 2006, as well as increased premiums paid to us by CMS for previously existing Medicare Advantage business due to higher membership levels.

The Medicare medical cost ratio for the first quarter of 2006 was 87.3%, compared to 85.0% for the corresponding period in 2005. Health care costs for the first quarter of 2005 reflect favorable development of prior period health care cost estimates of approximately $6 million pretax. There was no significant development of prior period health care cost estimates in the first quarter of 2006. Excluding this favorable development, the adjusted Medicare medical cost ratio was 87.4% for the three months ended March 31, 2005 (refer to the reconciliation of Medicare health care costs to adjusted Medicare health care costs for the first quarter of 2005 below). The medical cost ratio for the first quarter 2006 reflects a percentage increase in per member premiums that were offset by the percentage increase in per member health care costs. Health care costs increased in the first quarter of 2006, compared to the corresponding period in 2005 primarily due to increases in membership levels and higher unit costs and utilization of health care services.

(Millions)	2005

Medicare health care costs (included in total health care costs above)	$210.6
Approximate favorable development of prior period health care cost estimates	6.0

Adjusted Medicare health care costs	$216.6

Other Sources of Revenue
Fees and other revenue increased approximately $113 million for the three months ended March 31, 2006, when compared to the corresponding period in 2005, reflecting growth in membership, rate increases, sales of add-on services and other revenue from our recent acquisitions. Net realized capital gains for the three months ended March 31, 2006 were due primarily to gains from derivatives (refer to “INVESTMENTS – Risk Management and Market-Sensitive Instruments” for a discussion of our use of derivatives). Net realized capital gains for the three months ended March 31, 2005 were due primarily to gains on the sale of debt securities from rebalancing our investment portfolio.
Net investment income increased approximately $13 million for the three months ended March 31, 2006, when compared to the corresponding period in 2005, due primarily to higher average yields on the debt securities in our investment portfolio.
Membership
Health Care’s membership as of March 31, 2006 and 2005 was as follows:

	2006				2005
(Thousands)	Risk	ASC		Total	Risk	ASC	Total

Medical:
Commercial	5,127	10,049		15,176	4,841	9,321	14,162
Medicare	117	15	(1)	132	101	-	101
Medicaid	-	110		110	-	112	112

Total Medical Membership	5,244	10,174		15,418	4,942	9,433	14,375

Dental (2)	4,995	8,336		13,331	4,958	7,875	12,833

Pharmacy (3)				10,151			9,006

Medicare PDP (stand-alone)				278			-

Medicare Advantage PDP				107			-

Consumer-directed health plans (4)				614			404

(1)	Medicare ASC members represent those members served through our participation in the Medicare Health Support Program.

(2)	In 2006, we began including Aetna Global Benefits dental membership. Previously reported dental membership has been revised accordingly.

(3)	At March 31, 2006 and 2005, pharmacy members (in thousands) include 9,557 and 8,505 members, respectively, receiving pharmacy benefit management services and 594 and 501 members, respectively, who purchased medications through our mail order pharmacy operations during the first quarter 2006 and 2005, respectively. At March 31, 2006, pharmacy members also include 278 thousand Medicare PDP (stand-alone) members and 107 thousand Medicare Advantage PDP members.

(4)	Represents our consumer-directed membership included in Commercial medical membership above.

Total medical and dental membership as of March 31, 2006 increased by 1.1 million and .5 million members, respectively, compared to March 31, 2005. The percentage of Risk and ASC medical membership was approximately 34% and 66%, respectively, at both March 31, 2006 and 2005.
GROUP INSURANCE
Group Insurance includes primarily group life insurance products offered on a Risk basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group Insurance also includes disability products offered on both a Risk and an ASC basis which consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities.
Operating Summary for the Three Months Ended March 31, 2006 and 2005:

(Millions)	2006	2005

Premiums:
Life	$325.6	$330.1
Disability	97.3	96.7
Long-term care	25.0	23.0

Total premiums	447.9	449.8
Fees and other revenue	7.6	8.9
Net investment income	76.4	73.9
Net realized capital gains	3.3	2.1

Total revenue	535.2	534.7

Current and future benefits	424.4	428.5
Operating expenses:
Selling expenses	22.1	19.1
General and administrative expenses (1)	50.2	44.4

Total operating expenses	72.3	63.5

Total benefits and expenses	496.7	492.0

Income before income taxes	38.5	42.7
Income taxes	10.3	11.8

Net income	$28.2	$30.9

(1)	Includes salaries and related benefit expenses of $23.3 million and $25.4 million for the three months ended March 31, 2006 and 2005, respectively.
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2006 and 2005:

(Millions, after tax)	2006	2005

Net income	$28.2	$30.9
Acquisition-related software charges (1)	6.2	-
Net realized capital gains	(2.2)	(1.4)

Operating earnings	$32.2	$29.5

(1)	As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software we had been developing internally. As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6 million ($8 million pretax) charge to net income, reflected in general and administrative expenses in the first quarter of 2006. This charge does not reflect the underlying business performance of Group Insurance.
Operating earnings for the three months ended March 31, 2006 increased when compared to the corresponding period in 2005, reflecting lower general and administrative expenses, higher net investment income and a slightly lower benefit cost ratio partially offset by higher selling expenses. Selling expenses increased due to higher premium tax rates and higher sales commissions. The Group Insurance benefit cost ratio was 94.8% for the three months ended March 31, 2006, compared to 95.3% for the corresponding period in 2005.

Net realized capital gains for the three months ended March 31, 2006 and 2005 were due primarily to gains on sales of debt securities from rebalancing our investment portfolio.
Membership
Group Insurance’s membership at March 31, 2006 and 2005 was as follows:

(Thousands)	2006	2005

Life	10,186	11,160
Disability (1)	2,665	2,653
Long-term care	238	227

Total	13,089	14,040

(1)	Excludes approximately 2.4 million Broadspire Disability members acquired on March 31, 2006.
Total Group Insurance membership as of March 31, 2006 (excluding membership from the Broadspire Disability acquisition on March 31, 2006) decreased by approximately 1.0 million members when compared to March 31, 2005. New membership in Group Insurance was 1.5 million for the twelve months ended March 31, 2006, and lapses and in-force membership reductions were 2.5 million for the same period, primarily reflecting lapses in several large cases.
LARGE CASE PENSIONS
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.
Operating Summary for the Three Months Ended March 31, 2006 and 2005:

(Millions)	2006	2005

Premiums	$54.2	$48.7
Net investment income	138.0	146.7
Other revenue	2.8	2.6
Net realized capital gains	8.6	.3

Total revenue	203.6	198.3

Current and future benefits	176.3	186.8
General and administrative expenses (1)	4.4	4.9

Total benefits and expenses	180.7	191.7

Income before income taxes	22.9	6.6
Income taxes	8.0	2.3

Net income	$14.9	$4.3

Assets under management: (2)
Fully guaranteed discontinued products	$4,467.1	$4,617.0
Experience-rated	4,255.8	4,504.3
Non-guaranteed (3)	12,792.6	10,898.3

Total assets under management	$21,515.5	$20,019.6

(1)	Includes salaries and related benefit expenses of $3.1 million and $3.6 million for the three months ended March 31, 2006 and 2005, respectively.

(2)	Excludes net unrealized capital gains of $172.5 million and $436.9 million at March 31, 2006 and 2005, respectively.

(3)	The increase in non-guaranteed assets under management in 2006 primarily reflects investment appreciation and additional deposits accepted from customers.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2006 and 2005:

(Millions)	2006	2005

Net income	$14.9	$4.3
Net realized capital gains	(5.6)	(.2)

Operating earnings	$9.3	$4.1

The increase in operating earnings reflects an increase in net investment income in continuing products primarily due to higher income in our other investments.
General account assets supporting experience-rated products (where the contract holder assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to participant or contract holder withdrawal. Experience-rated contract holder and participant withdrawals for the three months ended March 31, 2006 and 2005 were as follows:

(Millions)	2006	2005

Scheduled contract maturities and benefit payments (1)	$87.2	$95.0
Contract holder withdrawals other than scheduled contract maturities and benefit payments	6.3	10.6
Participant-directed withdrawals	5.1	5.0

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
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
The results of discontinued products for the three months ended March 31, 2006 and 2005 were as follows:

(Millions)	2006	2005

Interest margin (1)	$3.3	$11.0
Net realized capital gains	10.2	.8
Interest earned on receivable from continuing products	4.9	5.1
Other, net	5.1	4.1

Results of discontinued products, after tax	$23.5	$21.0

Results of discontinued products, pretax	$33.1	$29.9

Net realized capital gains from sales of bonds, after tax (included above)	$1.8	$2.8

(1)	The interest margin is the difference between earnings on invested assets and interest credited to contract holders.
The interest margin for the three months ended March 31, 2006 decreased compared to the corresponding period in 2005 primarily due to lower net investment income.

Net realized capital gains for the first quarter of 2006 were due primarily to gains from the sale of equity, real estate and debt securities, partially offset by losses on future contracts. Net realized capital gains for the first quarter 2005 were due primarily to gains on the sale of debt securities resulting from rebalancing our investment portfolio and gains on futures contracts. The 2005 gains were partially offset by an other-than-temporary impairment on an equity security.
At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $377 million at March 31, 2006 and $372 million at December 31, 2005, net of related deferred taxes payable. These amounts were eliminated in consolidation.
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
Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.
The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2006 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2005	$1,052.2
Operating income	12.5
Net realized capital gains	15.7
Mortality and other	4.9

Reserve for anticipated future losses on discontinued products at March 31, 2006	$1,085.3

The discontinued products investment portfolio at March 31, 2006 and December 31, 2005 was as follows:

	March 31, 2006		December 31, 2005
(Millions)	Amount	Percent	Amount	Percent

Debt securities available for sale	$2,946.1	64.2%	$3,032.3	64.3%
Loaned securities	242.9	5.3	289.3	6.1

Total debt securities	3,189.0	69.5	3,321.6	70.4
Mortgage loans	641.3	14.0	644.9	13.7
Investment real estate	93.3	2.0	103.6	2.2
Equity securities available for sale	54.5	1.2	43.1	.9
Other (1)	611.6	13.3	603.3	12.8

Total	$4,589.7	100.0%	$4,716.5	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $21.0 million at March 31, 2006 and $21.3 million at December 31, 2005, included in long-term investments on the Consolidated Balance Sheets.
Distributions on discontinued products for the three months ended March 31, 2006 and 2005 were as follows:

(Millions)	2006	2005

Scheduled contract maturities, settlements and benefit payments	$118.9	$122.8
Participant-directed withdrawals	.1	-

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.
CORPORATE INTEREST
Corporate interest expense represents interest incurred on our debt and is not recorded in our business segments. After-tax interest expense was $22 million for the three months ended March 31, 2006 compared to $18 million for the corresponding period in 2005. The increase in interest expense for the three months ended March 31, 2006, over the corresponding period in 2005 was related to higher interest rates and the sale of interest rate swap agreements in 2005.
INVESTMENTS
Investments disclosed in this section relate to our total portfolio (including assets supporting discontinued products and experience-rated products).
Total investments at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006			December 31, 2005
(Millions)	Current	Long-term	Total	Current	Long-term	Total

Debt securities available for sale:
Available for use in current operations	$12,896.0	$-	$12,896.0	$13,216.9	$-	$13,216.9
Loaned securities	1,023.8	-	1,023.8	1,115.7	-	1,115.7
On deposit, as required by regulatory authorities	-	519.5	519.5	-	522.4	522.4

Debt securities available for sale	13,919.8	519.5	14,439.3	14,332.6	522.4	14,855.0
Equity securities available for sale	31.2	38.1	69.3	34.5	26.7	61.2
Short-term investments	106.5	-	106.5	114.8	-	114.8
Mortgage loans	77.9	1,480.0	1,557.9	86.7	1,460.8	1,547.5
Investment real estate	3.0	199.6	202.6	7.4	207.2	214.6
Other investments	2.4	1,122.2	1,124.6	2.7	1,113.0	1,115.7

Total investments	$14,140.8	$3,359.4	$17,500.2	$14,578.7	$3,330.1	$17,908.8

Total investments as of March 31, 2006 decreased approximately $409 million compared to December 31, 2005 due primarily to the change in debt securities’ market value as a result of rising interest rates.

Debt and Equity Securities
Debt securities represented 83% at both March 31, 2006 and December 31, 2005 of our total invested assets and supported the following types of products:

	March 31,	December 31,
(Millions)	2006	2005

Supporting discontinued products	$3,210.0	$3,342.9
Supporting experience-rated products	1,846.1	1,920.8
Supporting remaining products	9,383.2	9,591.3

Total debt securities (1)	$14,439.3	$14,855.0

(1)	Total debt securities include “Below Investment Grade” Securities of $871 million at March 31, 2006, and $967 million at December 31, 2005, of which 25% at both March 31, 2006 and December 31, 2005 supported discontinued and experience-rated products.
Debt securities reflect net unrealized capital gains of $129 million (comprised of gross unrealized capital gains of $399 million and gross unrealized capital losses of $270 million) at March 31, 2006 compared with net unrealized capital gains of $494 million (comprised of gross unrealized capital gains of $623 million and gross unrealized capital losses of $129 million) at December 31, 2005. Of the net unrealized capital gains at March 31, 2006, $123 million relate to assets supporting discontinued products and $44 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2005, $250 million relate to assets supporting discontinued products and $103 million relate to experience-rated products.
Equity securities reflect gross unrealized capital gains of $6 million at March 31, 2006 and $10 million at December 31, 2005.
If management believes a decline in the value of a particular investment is temporary, the decline is recorded as an unrealized loss in Shareholders’ Equity. If the decline is “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is recorded in the Consolidated Statement of Income consistent with the guidance of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, and the Securities and Exchange Commission Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable & Equities Securities. Our impairment analysis is discussed in more detail in “MD&A – INVESTMENTS” in our 2005 Annual Report.
At March 31, 2006 and December 31, 2005, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.
Capital Gains and Losses
For the three months ended March 31, 2006, net realized capital gains were $18 million ($12 million after tax) compared to $4 million ($3 million after tax) for the comparable period in 2005. There were no significant investment write-downs from other-than-temporary impairments during either period. We had no individually material realized losses on debt or equity securities that materially impacted our results of operations during the three months ended March 31, 2006 or 2005.
Mortgage Loans
Our mortgage loan investments, net of impairment reserves, supported the following types of products as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(Millions)	2006	2005

Supporting discontinued products	$641.3	$644.9
Supporting experience-rated products	324.8	320.8
Supporting remaining products	591.8	581.8

Total mortgage loans	$1,557.9	$1,547.5

The mortgage loan portfolio balance represented 9% of our total invested assets at both March 31, 2006 and December 31, 2005. There were no material problem, restructured or potential problem loans included in mortgage loans at March 31, 2006 or December 31, 2005. There were no specific impairment reserves on these loans at March 31, 2006 or December 31, 2005.
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
The risks associated with investments supporting experience-rated pension and annuity products in the Large Case Pensions business are assumed by those contract holders and not by us (subject to, among other things, certain minimum guarantees). Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses (refer to “LARGE CASE PENSIONS – Discontinued Products”).
Management also reviews, on a quarterly basis, the impact of hypothetical net losses in our consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows as of March 31, 2006. Refer to the MD&A in our 2005 Annual Report for a more complete discussion of risk management and market-sensitive instruments.
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
The following table for the three months ended March 31, 2006 and 2005 breaks out the operating cash flows of Health Care and Group Insurance separately from Large Case Pensions, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impacts cash flows from investing activities (and not operating cash flows):

(Millions)	2006	2005

Health Care and Group Insurance (1)	$372.0	$114.3
Large Case Pensions	(57.6)	(41.3)
Discontinued Operations	49.7	-

Net cash provided by operating activities	$364.1	$73.0

(1)	Includes corporate interest.

Cash flows provided by operating activities for Health Care and Group Insurance were approximately $372 million and $114 million for the three months ended March 31, 2006 and 2005, respectively. Included in these amounts were payments of approximately $180 million pretax in voluntary pension contributions in each fiscal period and approximately $173 million and $143 million pretax of employee related performance-based compensation payments for the three months ended March 31, 2006 and 2005, respectively. The cash flows from operating activities for the three months ended March 31, 2006 also reflect the receipt of the remaining $50 million refund resulting from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company. Refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information. The cash flows provided by operating activities for the three months ended March 31, 2005 also included payments of approximately $150 million pretax related to the 2003 physician class action settlement. Refer to the “Consolidated Statements of Cash Flows” for additional information.
Financings, Financing Capacity and Capitalization
During the first quarter 2006, we issued commercial paper to repay $450 million of senior notes that were due in March 2006 and to address short-term liquidity needs. The maximum amount of commercial paper outstanding during the first quarter 2006 was approximately $746 million. There were no short-term borrowings outstanding during the first quarter 2005. At March 31, 2006, our borrowings were $1.6 billion, consisting of senior notes due in 2011 and 2041, commercial paper and a $7 million bridge loan to certain of our subsidiaries. The 8.5% senior notes, due 2041, are listed on the New York Stock Exchange. We use short-term borrowings from time to time to address timing differences between cash receipts and disbursements. Our committed short-term borrowing capacity consists of a $1 billion revolving credit facility which terminates in January 2011 and a one-year bridge loan facility for certain of our subsidiaries with a borrowing capacity of up to $45 million. The $1 billion revolving credit facility also provides for the issuance of letters of credit at our request, up to $150 million, which count as usage of the available commitments under the facility. The $1 billion revolving credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. Our total debt to capital ratio (total debt divided by total debt plus shareholders’ equity), was 13% at March 31, 2006. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.
Common Stock Transactions
On January 27, 2006, the Board of Directors (the “Board”) declared a two-for-one stock split of our common stock, which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 7, 2006 (the “Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to the Shareholders of Record in the form of a stock dividend on February 17, 2006. All share and per share amounts in this MD&A have been adjusted to reflect the stock split for all periods. In connection with the stock split, the Board approved an amendment to our Articles of Incorporation. This amendment increased the number of our authorized common shares to 2.9 billion shares on February 17, 2006.
On February 10, 2006, the Board’s Committee on Compensation and Organization granted approximately 5.0 million stock appreciation rights (“SARs”) as well as approximately .6 million restricted stock units (“RSUs”) to certain employees. The SARs will be settled in stock, net of taxes, based on the appreciation of our stock price over $50.21 per share. The SARs will become 100% vested three years from the grant date, with one-third of the SARs vesting each year, although 1.0 million of the SARs will vest over a one-year period. For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period. The RSUs will become 100% vested three years from the grant date. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information on our Stock-Based Compensation Plans.
Under our share repurchase programs, approximately 3.0 million shares were repurchased during the three months ended March 31, 2006. As of March 31, 2006, the capacity remaining under our share repurchase programs was approximately $1.2 billion. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for more information. For the first quarter of 2006, we had weighted average common shares outstanding, including common share equivalents, of approximately 593 million. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

We currently intend to pay an annual dividend of $.04 per common share, payable in the fourth quarter of 2006. Our Board reviews our common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.
Ratings
As of April 26, 2006 the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's

Aetna Inc. (senior debt) (1)	bbb+	A-	A3	BBB+

Aetna Inc. (commercial paper) (1)	AMB-2	F2	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A

(1)	A.M. Best’s outlook for the senior debt rating of Aetna Inc. and the financial strength rating of ALIC is stable. Fitch’s outlook for the senior debt rating of Aetna Inc. and the financial strength rating of ALIC is stable. Moody’s outlook for the senior debt rating of Aetna Inc. and the financial strength rating of ALIC is stable. Standard & Poor’s outlook for the senior debt rating of Aetna Inc. and the financial strength rating of ALIC is positive.
CRITICAL ACCOUNTING ESTIMATES
Refer to “Critical Accounting Estimates” in our 2005 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements. These policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.
NEW ACCOUNTING STANDARDS
Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of Statement of Financial Accounting Standards No. 123 Revised, “Share-Based Payment,” which was adopted retrospectively in the first quarter of 2006.
REGULATORY ENVIRONMENT
Refer to “Regulatory Environment” in our 2005 Annual Report for information on regulation of our business.
FORWARD-LOOKING INFORMATION/RISK FACTORS
The “Forward-Looking Information/Risk Factors” portion of our 2005 Annual Report contains a discussion of important risk factors related to our business.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk
Refer to the information contained in “MD&A – INVESTMENTS.”
Item 4.      Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, which are designed to ensure that information that we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II Other Information
Item 1.      Legal Proceedings
Managed Care Class Action Litigation
From 1999 through early 2003, we were involved in purported class action lawsuits as part of a wave of similar actions targeting the health care payor industry and, in particular, the conduct of business by managed care companies. These cases, brought on behalf of health care providers (the “Provider Cases”), alleged generally that we and other defendant managed care organizations engaged in coercive behavior or a variety of improper business practices in dealing with health care providers and conspired with one another regarding this purported wrongful conduct.
Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, we recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. We believe our insurance policies with third party insurance carriers apply to this matter and are vigorously pursuing recovery from those carriers. We have not received any insurance recoveries as of March 31, 2006. We continue to work with plaintiffs’ representatives in implementing the Physician Settlement Agreement and the issues that may arise under that agreement.
Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases, including allegations of violations of the Racketeer Influenced and Corrupt Organizations Act. These Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief. These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings. We intend to defend each of these cases vigorously.
Insurance Industry Brokerage Practices Matters
We have received subpoenas and other requests for information from the New York Attorney General, the Connecticut Attorney General, other attorneys general and various insurance and other regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations. We may receive additional subpoenas and requests for information from these attorneys general and regulators. We are cooperating with these inquiries.

In connection with this industry wide review, we have, and may, receive additional subpoenas and requests for information from other attorneys general and other regulators, and be named in related litigation.
Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investment activities, intellectual property and other litigation in our Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions. We intend to defend these matters vigorously.
In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities. There also continues to be heightened review by regulatory authorities of the managed health care industry’s business practices, including utilization management, delegated arrangements and claim payment practices. As a leading national managed care organization, we regularly are the subject of such reviews. These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.
We are unable to predict at this time the ultimate outcome of the remaining Provider Cases, the insurance industry brokerage practices matters or other litigation and regulatory proceedings, and it is reasonably possible that their outcome could be material to us.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended March 31, 2006:

Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

January 1, 2006 - January 31, 2006	-	$-	-	$1,330.9
February 1, 2006 - February 28, 2006	2.7	51.13	2.7	1,192.8
March 1, 2006 - March 31, 2006	.3	51.31	.3	1,180.0

Total	3.0	$51.15	3.0	N/A

On September 29, 2005 and January 27, 2006, we announced that our Board authorized two share repurchase programs for the repurchase of up to $750 million of common stock each ($1.5 billion in aggregate). During the first quarter of 2006, we repurchased approximately 3.0 million shares of common stock at a cost of approximately $151 million. As of March 31, 2006, we had authorization to repurchase up to approximately $1.2 billion of common stock remaining under the two authorizations.
On January 27, 2006, the Board declared a two-for-one stock split of our common stock, which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 7, 2006 (the “Shareholders of Record”) received one additional share of common stock for each share held on that date. The additional shares of common stock were distributed to the Shareholders of Record in the form of a stock dividend on February 17, 2006. All share and per share amounts have been adjusted to reflect the stock split for all periods. In connection with the stock split, the Board approved an amendment to our Articles of Incorporation. This amendment increased the number of our authorized common shares to 2.9 billion shares on February 17, 2006.

Item 6. Exhibits
Exhibits to this Form 10-Q are as follows:

10	Material contracts

10.1	Aetna Inc. 2000 Stock Incentive Plan (amended to reflect the February 17, 2006 stock split).

11	Statements re: computation of per share earnings

11.1	Incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratios.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 27, 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant

Date April 27, 2006	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak Vice President and Controller (Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material contracts

10.1	Aetna Inc. 2000 Stock Incentive Plan (amended to reflect the February 17, 2006 stock split).	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratios.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 27, 2006.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic