Form 10-Q
period 2006-06-30
AETNA INC /PA/
filed 2006-07-27
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                        ☐ Yes ☑ No
There were 547.7 million shares of voting common stock with a par value of $.01 outstanding at June 30, 2006.

Part I Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2006	2005	2006	2005

Revenue:
Health care premiums	$4,761.9	$4,145.7	$9,488.0	$8,199.2
Other premiums	507.9	501.7	1,010.0	1,000.2
Fees and other revenue *	717.6	587.2	1,408.5	1,166.5
Net investment income	275.8	256.6	573.8	547.8
Net realized capital (losses) gains	(11.2)	5.7	6.4	10.1

Total revenue	6,252.0	5,496.9	12,486.7	10,923.8

Benefits and expenses:
Health care costs **	3,898.3	3,244.7	7,684.5	6,293.2
Current and future benefits	578.8	581.3	1,179.5	1,196.6
Operating expenses:
Selling expenses	240.1	205.9	483.6	408.9
General and administrative expenses	997.1	875.2	1,950.7	1,788.4

Total operating expenses	1,237.2	1,081.1	2,434.3	2,197.3
Interest expense	33.8	30.5	67.3	57.7
Amortization of other acquired intangible assets	21.8	11.5	41.7	22.2
Reduction of reserve for anticipated future losses on discontinued products	(115.4)	(66.7)	(115.4)	(66.7)

Total benefits and expenses	5,654.5	4,882.4	11,291.9	9,700.3

Income from continuing operations before income taxes	597.5	614.5	1,194.8	1,223.5
Income taxes:
Current	171.1	163.6	398.3	332.2
Deferred	36.9	56.0	21.4	107.1

Total income taxes	208.0	219.6	419.7	439.3

Income from continuing operations	389.5	394.9	775.1	784.2
Discontinued operations, net of tax (Note 16)	—	—	16.1	—

Net income	$389.5	$394.9	$791.2	$784.2

Earnings per common share:
Basic:
Income from continuing operations	$.69	$.68	$1.37	$1.34
Discontinued operations, net of tax	—	—	.03	—

Net income	$.69	$.68	$1.40	$1.34

Diluted:
Income from continuing operations	$.67	$.65	$1.32	$1.29
Discontinued operations, net of tax	—	—	.02	—

Net income	$.67	$.65	$1.34	$1.29

*	Fees and other revenue include administrative services contract member co-payment revenue and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $7.9 million and $16.1 million (net of pharmaceutical and processing costs of $353.4 million and $682.1 million) for the three and six months ended June 30, 2006, respectively, and $4.0 million and $8.1 million (net of pharmaceutical and processing costs of $219.6 million and $418.7 million) for the three and six months ended June 30, 2005, respectively.
**	Health care costs have been reduced by fully insured member co-payment revenue related to our mail order and specialty pharmacy operations of $23.3 million and $45.8 million for the three and six months ended June 30, 2006, respectively, and $19.7 million and $36.8 million for the three and six months ended June 30, 2005, respectively.
Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At June 30,	At December 31,
(Millions)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$1,648.6	$1,192.6
Investment securities	12,718.3	13,366.2
Other investments	246.3	96.8
Premiums receivable, net	465.2	349.2
Other receivables, net	566.1	366.7
Accrued investment income	180.0	184.9
Collateral received under securities loan agreements	874.5	1,138.8
Loaned securities	851.7	1,115.7
Income taxes receivable	28.5	—
Deferred income taxes	82.7	—
Other current assets	549.5	423.8

Total current assets	18,211.4	18,234.7

Long-term investments	1,671.3	1,662.1
Mortgage loans	1,351.5	1,460.8
Investment real estate	191.4	207.2
Reinsurance recoverables	1,122.2	1,143.7
Goodwill	4,621.3	4,523.2
Other acquired intangible assets, net	734.1	724.9
Property and equipment, net	276.8	272.8
Deferred income taxes	125.2	68.7
Other long-term assets	1,727.0	1,602.8
Separate Accounts assets	16,133.0	14,532.4

Total assets	$46,165.2	$44,433.3

Liabilities and shareholders’ equity
Current liabilities:
Heath care costs payable	$1,921.2	$1,817.0
Future policy benefits	797.3	806.1
Unpaid claims	766.6	752.1
Unearned premiums	356.1	156.9
Policyholders’ funds	706.9	757.7
Collateral payable under securities loan agreements	874.5	1,138.8
Short-term debt	33.0	—
Current portion of long-term debt	—	450.0
Income taxes payable	—	36.7
Deferred income taxes	—	10.4
Accrued expenses and other current liabilities	1,431.5	1,691.1

Total current liabilities	6,887.1	7,616.8

Future policy benefits	7,461.4	7,642.1
Unpaid claims	1,157.8	1,144.9
Policyholders’ funds	1,285.9	1,304.2
Long-term debt, less current portion	2,441.8	1,155.7
Other long-term liabilities	835.1	848.5
Separate Accounts liabilities	16,133.0	14,532.4

Total liabilities	36,202.1	34,244.6

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 2.9 billion shares authorized, 547.7 million shares issued and outstanding in 2006 and 1.4 billion shares authorized, 566.5 million shares issued and outstanding in 2005)	1,588.8	2,414.7
Retained earnings	8,514.9	7,723.7
Accumulated other comprehensive (loss) income	(140.6)	50.3

Total shareholders’ equity	9,963.1	10,188.7

Total liabilities and shareholders’ equity	$46,165.2	$44,433.3

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Number of	Common		Accumulated
	Common	Stock and		Other	Total
	Shares	Additional	Retained	Comprehensive	Shareholders’	Comprehensive
(Millions)	Outstanding	Paid-in Capital	Earnings	(Loss) Income	Equity	Income

Six Months Ended June 30, 2006
Balance at December 31, 2005	566.5	$2,414.7	$7,723.7	$50.3	$10,188.7
Comprehensive income:
Net income	—	—	791.2	—	791.2	$791.2
Other comprehensive loss:
Net unrealized losses on securities (1)	—	—	—	(201.3)	(201.3)
Net foreign currency gains	—	—	—	.9	.9
Net derivative gains (1)	—	—	—	9.5	9.5

Other comprehensive loss	—	—	—	(190.9)	(190.9)	(190.9)

Total comprehensive income						$600.3

Common shares issued for benefit plans, including tax benefits	5.4	165.1	—	—	165.1
Repurchases of common shares	(24.2)	(991.0)	—	—	(991.0)

Balance at June 30, 2006	547.7	$1,588.8	$8,514.9	$(140.6)	$9,963.1

Six Months Ended June 30, 2005
Balance at December 31, 2004	586.0	$3,541.5	$6,161.8	$(541.5)	$9,161.8
Comprehensive income:
Net income	—	—	784.2	—	784.2	$784.2
Other comprehensive income:
Net unrealized gains on securities (1)	—	—	—	20.8	20.8
Net foreign currency losses	—	—	—	(.7)	(.7)
Net derivative losses (1)	—	—	—	(.3)	(.3)

Other comprehensive income:	—	—	—	19.8	19.8	19.8

Total comprehensive income						$804.0

Common shares issued for benefit plans, including tax benefits	15.9	382.8	—	—	382.8
Repurchases of common shares	(22.0)	(817.3)	—	—	(817.3)

Balance at June 30, 2005	579.9	$3,107.0	$6,946.0	$(521.7)	$9,531.3

(1)    Net of reclassification adjustments (refer to Note 8).
Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2006	2005

Cash flows from operating activities:
Net income	$791.2	$784.2
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	(16.1)	—
Physician class action settlement insurance-related charge	72.4	—
Depreciation and amortization	128.4	93.9
Amortization of net investment premium	8.4	17.4
Stock-based compensation expense	50.0	76.1
Net realized capital gains	(6.4)	(10.1)
Changes in assets and liabilities:
Decrease in accrued investment income	4.9	12.3
Increase in premiums due and other receivables	(134.0)	(109.7)
Net change in income taxes	(72.1)	236.6
Net change in other assets and other liabilities	(326.8)	(357.8)
Net increase (decrease) in health care and insurance liabilities	113.8	(87.5)
Other, net	(48.4)	(24.1)

Net cash provided by operating activities of continuing operations	565.3	631.3
Discontinued operations, net (Note 16)	49.7	—

Net cash provided by operating activities	615.0	631.3

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	5,285.8	5,261.9
Other investments	911.5	595.9
Cost of investments in:
Debt securities available for sale	(5,270.8)	(4,959.2)
Other investments	(794.5)	(557.0)
Increase in property, equipment and software	(136.9)	(108.5)
Cash used for acquisitions, net of cash acquired	(158.8)	(631.1)

Net cash used for investing activities	(163.7)	(398.0)

Cash flows from financing activities:
Deposits and interest credited for investment contracts	14.3	20.0
Withdrawals of investment contracts	(14.5)	(23.3)
Net issuance of short-term debt	33.0	—
Proceeds from issuance of long-term debt, net of issuance costs	1,978.9	—
Repayment of long-term debt	(1,150.0)	—
Common shares issued under benefit plans	59.3	179.1
Stock-based compensation tax benefits	53.7	116.0
Common shares repurchased	(970.0)	(802.2)

Net cash provided by (used for) financing activities	4.7	(510.4)

Net increase (decrease) in cash and cash equivalents	456.0	(277.1)
Cash and cash equivalents, beginning of period	1,192.6	1,396.0

Cash and cash equivalents, end of period	$1,648.6	$1,118.9

Supplemental cash flow information:
Interest paid	$75.9	$55.8
Income taxes paid	388.2	86.0

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)
Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout these Notes refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).
1.	Organization
Our operations include three business segments:
•	Health Care consists of medical, pharmacy benefits management and dental and vision plans offered on both a Risk basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor or member in the case of HSAs). We also offer specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

•	Group Insurance includes primarily group life insurance products offered on a Risk basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group Insurance also includes group disability products offered on both a Risk and an ASC basis which consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities, primarily on a Risk basis. Additionally, as a result of the Broadspire Disability acquisition on March 31, 2006 (refer to Note 3), Group Insurance includes absence management services, including short-term and long-term disability administration and leave management, to employers.

•	Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products (refer to Note 15 for additional information).
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
These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in Aetna’s 2005 Annual Report on Form 10-K (the “2005 Annual Report”). Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.

2.	Summary of Significant Accounting Policies
Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control. All significant intercompany balances have been eliminated in consolidation.
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
FAS 123R requires companies to expense the fair value of all stock-based compensation awards (including stock options, stock appreciation rights and other stock-based awards) issued to employees and non-employees, eliminating the alternative of measuring such awards using the intrinsic value method. FAS 123R requires the fair value to be calculated using a quoted market price or a valuation model (such as the modified Black-Scholes or binomial-lattice models) if a quoted market price is not available. Consistent with our historical practice of measuring the fair value of stock-based compensation for our pro forma disclosures, we utilize a modified Black-Scholes model to determine the fair value of our stock-based compensation awards. Stock-based compensation expense is measured at the grant date, based on the fair value of the award and is recognized as expense over the requisite service period, which primarily is the vesting period, except for retirement eligible individuals for whom a majority of the expense is recognized in the year of grant.
The amendment to FAS 95 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows.
We utilized the modified-retrospective approach of adopting FAS 123R. Under this approach, beginning January 1, 2006, all prior period financial information was adjusted to reflect our stock-based compensation activity since 1995. The modified-retrospective application of FAS 123R resulted in a reduction in net income for the three and six months ended June 30, 2005 of $15 million ($23 million pretax) and $50 million ($76 million pretax), respectively. Basic and diluted net income per common share were reduced by $.02 and $.03 per share respectively, for the three months ended June 30, 2005, and $.09 per share and $.08 per share, respectively, for the six months ended June 30, 2005. Additionally, $116 million of cash inflows related to tax deductions in excess of recognized compensation costs have been reclassified from operating cash flows to financing cash flows for the six months ended June 30, 2005.
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
Future Application of Accounting Standard
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No.109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition. We will adopt FIN 48 beginning January 1, 2007, which is the effective date of FIN 48. We are currently analyzing the impact of adopting FIN 48.
Use of Estimates
Accounting for the Medicare Part D Prescription Drug Program (“PDP”)
On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was signed into law. The Act expanded Medicare, primarily by adding a voluntary prescription drug benefit for Medicare eligible individuals beginning in 2006. We were selected by the Centers for Medicare and Medicaid Services (“CMS”) to be a national provider of PDP in all 50 states to both individuals and employer groups beginning in 2006. Under these annual contracts, CMS pays us a portion of the premium, a portion of, or a capitated fee for, catastrophic drug costs and a portion of the health care costs for low-income Medicare beneficiaries and provides a risk sharing arrangement to limit our exposure to unexpected expenses.
Premiums received from, or on behalf of, members or CMS and capitated fees are recognized as premium revenue ratably over the contract period. Costs for covered prescription drugs are expensed as incurred. Low-income costs (deductible, coinsurance, etc.) and the catastrophic drug costs paid in advance by CMS will be recorded as a liability and will offset health care costs when incurred. For individual PDP coverage, the risk sharing arrangement provides a risk corridor whereby the target amount (what we received in premiums from members and CMS based on our annual bid amount less administrative expenses) is compared to our actual drug costs incurred during the contract year. Based on the risk corridor provision and PDP activity to date, an estimated risk sharing receivable or payable is recorded on a quarterly basis as an adjustment to premium revenue. A reconciliation of the final risk sharing, low-income subsidy and catastrophic amounts is performed at the end of the contract year.
3.	Acquisition
On March 31, 2006, we acquired the disability and leave management businesses of Broadspire Services, Inc. and Broadspire Management Services, Inc. (collectively, “Broadspire Disability”) for approximately $160 million. Broadspire Disability operates as a third party administrator offering absence management services, including short-term and long-term disability administration and leave management to employers. We recorded approximately $98 million of goodwill associated with the acquisition of Broadspire Disability, representing the purchase price in excess of the fair value of the net assets acquired (which includes approximately $47 million of intangible assets, primarily consisting of a customer list and technology). Our intangible assets and goodwill associated with the acquisition of Broadspire Disability are subject to adjustment upon completion of a purchase accounting valuation.

4.	Earnings Per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed similar to basic EPS, except that it reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock.
The computation for basic and diluted EPS from continuing operations for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2006	2005	2006	2005

Income from continuing operations	$389.5	$394.9	$775.1	$784.2

Weighted average shares used to compute basic EPS	560.8	581.3	564.1	584.0
Dilutive effect of outstanding stock-based compensation awards (1)	23.4	25.7	24.5	24.9

Weighted average shares used to compute diluted EPS	584.2	607.0	588.6	608.9

Basic EPS	$.69	$.68	$1.37	$1.34

Diluted EPS	$.67	$.65	$1.32	$1.29

(1)	Approximately 5.2 million and 5.3 million stock appreciation rights (with exercise prices ranging from $46.94 to $52.11) were not included in the calculation of diluted earnings per common share for the three and six months ended June 30, 2006, respectively, as their exercise prices were greater than the average market price of our common stock during such periods.
5.	Operating Expenses
For the three and six months ended June 30, 2006 and 2005, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Selling expenses	$240.1	$205.9	$483.6	$408.9

General and administrative expenses:
Salaries and related benefits	548.3	541.3	1,145.5	1,133.9
Other general and administrative expenses	448.8	333.9	805.2	654.5

Total general and administrative expenses	997.1	875.2	1,950.7	1,788.4

Total operating expenses	$1,237.2	$1,081.1	$2,434.3	$2,197.3

6.	Goodwill and Other Acquired Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2006 and 2005 were as follows:

(Millions)	2006		2005

Balance, beginning of period	$4,523.2		$3,687.8
Goodwill acquired:
Active Health	—		292.7
Broadspire Disability	97.6	(1)	—
SRC	—		122.7
Other	.5		.1

Balance, end of the period	$4,621.3		$4,103.3

(1)   Goodwill of $97.6 million related to the acquisition of Broadspire Disability is considered preliminary, pending the finalization of a purchase accounting valuation (refer to Note 3 for additional information).

Other acquired intangible assets at June 30, 2006 and December 31, 2005 were as follows:

		Accumulated		Amortization
(Millions)	Cost	Amortization	Net Balance	Period (Years)

June 30, 2006
Other acquired intangible assets:
Customer lists	$1,168.1	$953.4	$214.7	4-10
Provider networks	696.2	267.6	428.6	12-25
Technology	56.5	13.5	43.0	3-5
Other	32.7	7.2	25.5	3-12
Trademarks	22.3	—	22.3	Indefinite

Total other acquired intangible assets(1)	$1,975.8	$1,241.7	$734.1

December 31, 2005
Other acquired intangible assets:
Customer lists	$1,132.4	$937.5	$194.9	4-9
Provider networks	696.2	253.2	443.0	12-25
Technology	44.1	6.2	37.9	3-5
Other	29.9	3.1	26.8	3-12
Trademarks	22.3	—	22.3	Indefinite

Total other acquired intangible assets	$1,924.9	$1,200.0	$724.9

(1)	Other acquired intangible assets of $46.9 million related to the acquisition of Broadspire Disability are considered preliminary, pending the finalization of a purchase accounting valuation (refer to Note 3 for additional information).
Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2007	$87.0
2008	79.6
2009	68.6
2010	64.8
2011	60.1

7. Investments
Total investments at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006					December 31, 2005
(Millions)	Current		Long-term		Total	Current		Long-term		Total

Debt securities available for sale:
Available for use in current operations	$12,595.1	(1)	$—		$12,595.1	$13,216.9	(1)	$—		$13,216.9
Loaned securities	851.7		—		851.7	1,115.7		—		1,115.7
On deposit, as required by regulatory authorities	—		552.3	(3)	552.3	—		522.4	(3)	522.4

Debt securities available for sale	13,446.8		552.3		13,999.1	14,332.6		522.4		14,855.0
Equity securities available for sale	30.5	(1)	38.3	(3)	68.8	34.5	(1)	26.7	(3)	61.2
Short-term investments	92.7	(1)	—		92.7	114.8	(1)	—		114.8
Mortgage loans	242.8	(2)	1,351.5		1,594.3	86.7	(2)	1,460.8		1,547.5
Investment real estate	—	(2)	191.4		191.4	7.4	(2)	207.2		214.6
Other investments	3.5	(2)	1,080.7	(3)	1,084.2	2.7	(2)	1,113.0	(3)	1,115.7

Total investments	$13,816.3		$3,214.2		$17,030.5	$14,578.7		$3,330.1		$17,908.8

(1)	Included in investment securities on the Consolidated Balance Sheets totaling $12.7 billion and $13.4 billion at June 30, 2006 and December 31, 2005, respectively.

(2)	Included in other investments on the Consolidated Balance Sheets totaling $246.3 million and $96.8 million at June 30, 2006 and December 31, 2005, respectively.

(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.7 billion at both June 30, 2006 and December 31, 2005.

Components of net investment income for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Debt securities	$200.5	$214.1	$408.2	$430.4
Mortgage loans	29.7	35.7	59.2	63.5
Cash equivalents and other short-term investments	29.8	13.5	52.9	25.1
Other	24.0	2.5	70.4	46.8

Gross investment income	284.0	265.8	590.7	565.8
Less: investment expenses	(8.2)	(9.2)	(16.9)	(18.0)

Net investment income(1)	$275.8	$256.6	$573.8	$547.8

(1)	Includes amounts related to experience-rated contract holders of $33.3 million and $68.0 million during the three and six months ended June 30, 2006, respectively, and $38.2 million and $73.9 million during the three and six months ended June 30, 2005, respectively. Interest credited to experience-rated contract holders is included in current and future benefits on the Consolidated Statements of Income.
Net realized capital (losses) gains for the three and six months ended June 30, 2006 and 2005, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Debt securities	$(15.5)	$(1.7)	$(7.8)	$3.4
Equity securities	.2	—	3.9	—
Derivatives	—	3.4	7.8	3.0
Real Estate	3.9	4.0	3.9	4.0
Other	.2	—	(1.4)	(.3)

Pretax net realized capital (losses) gains	$(11.2)	$5.7	$6.4	$10.1

Net realized capital (losses) gains related to experience-rated contract holders of $(1) million and $6 million for the three and six months ended June 30, 2006, respectively, and $(4) million and $(2) million for the three and six months ended June 30, 2005, respectively, were deducted from net realized capital (losses) gains, and an offsetting amount is reflected in policyholders’ funds. Net realized capital (losses) gains related to discontinued products of $5 million and $21 million for the three and six months ended June 30, 2006, respectively, and $(1) million and $(.1) million for the three and six months ended June 30, 2005, respectively, were deducted from net realized capital (losses) gains, and an offsetting amount is reflected in the reserve for anticipated future losses on discontinued products (refer to Note 15).

8. Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income related to changes in net unrealized (losses) gains on securities (excluding those related to experience-rated contract holders and discontinued products) and derivatives for the six months ended June 30, 2006 and 2005 were as follows:

(Millions)	2006	2005

Securities:
Net unrealized holding (losses) gains arising during the period (1)	$(209.4)	$11.7
Less: reclassification adjustment for losses included in net income (2)	(8.1)	(9.1)

Net unrealized (losses) gains on securities	$(201.3)	$20.8

Derivatives:
Net derivative gains arising during the period (3)	$14.5	$1.5
Less: reclassification adjustment for gains included in net income (4)	5.0	1.8

Net derivative gains (losses)	$9.5	$(.3)

(1)	Pretax net unrealized holding (losses) gains arising during the six months ended June 30, 2006 and 2005 were $(322.1) million and $18.0 million, respectively.

(2)	Pretax reclassification adjustments for losses included in net income were $(12.4) million and $(14.0) million for the six months ended June 30, 2006 and 2005, respectively.

(3)	Pretax net derivative gains arising during the six months ended June 30, 2006 and 2005 were $22.2 million and $2.3 million, respectively.

(4)	Pretax reclassification adjustments for gains included in net income were $7.7 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively.
9. Employee Benefit Plans
Defined Benefit Retirement Plans
Components of the net periodic benefit cost of our noncontributory defined benefit pension plans and other post-retirement benefit (“OPEB”) plans for the three and six months ended June 30, 2006 and 2005 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$24.5	$23.2	$49.0	$46.4	$.1	$.1	$.2	$.2
Interest cost	70.8	68.5	141.6	137.0	6.3	7.0	12.6	14.0
Expected return on plan assets	(102.7)	(92.6)	(205.4)	(185.2)	(1.0)	(1.1)	(2.0)	(2.2)
Amortization of prior service cost	1.4	1.3	2.8	2.6	(.5)	(.3)	(1.0)	(.6)
Recognized net actuarial loss	19.3	18.6	38.6	37.2	1.8	1.5	3.6	3.0

Net periodic benefit cost	$13.3	$19.0	$26.6	$38.0	$6.7	$7.2	$13.4	$14.4

Stock-Based Compensation Plans
Our stock-based compensation plans (the “Plans”) provide for awards of stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), deferred contingent common stock and the ability for employees to purchase common stock at a discount. At June 30, 2006, approximately 125 million common shares were available for issuance under the Plans.

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
All of our employees are eligible to participate in our Employee Stock Purchase Plan (the “ESPP”). Employees may contribute a percentage of their base salary through payroll deductions. Contributions are accumulated for a six-month offering period and used to purchase stock at the end of the six-month offering period (the “Purchase Date”). On the Purchase Date, stock is purchased for all participating employees based on the contributions accumulated (subject to a $25,000 annual limit per employee). A six-month accumulation period commenced on December 19, 2005 and ended on June 16, 2006. The purchase price for this offering was at a 5% discount from the stock’s fair market value on the Purchase Date. For the six months ended June 30, 2006, approximately .1 million shares of common stock were purchased under the ESPP at the purchase price of $37.27 per share. On June 19, 2006, another six-month accumulation period commenced. This accumulation period ends on December 15, 2006, and the purchase price for this offering is at a 5% discount from the stock’s fair market value on the Purchase Date.
We estimate the fair value of stock options and awards of SARs using a modified Black-Scholes option pricing model. The fair value of RSUs is based on the market price of our common stock on the date of grant. Stock options and SARs granted in the three and six months ended June 30, 2006 had a weighted average fair value of $14.13 and $16.43, respectively, and $12.76 and $10.81, respectively, for the corresponding periods in 2005 using the assumptions noted in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Dividend yield	.1%	.1%	.1%	.1%
Expected volatility	32.7%	31.3%	30.8%	31.3%
Risk-free interest rate	5.1%	3.3%	4.6%	3.7%
Expected term (years)	4.5	4.5	4.5	4.5

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

The stock option and SAR transactions for the six months ended June 30, 2006 were as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Stock	Exercise	Contractual	Intrinsic
(Millions, except exercise price)	Options or SARs	Price	Life (Years)	Value

Stock options
Outstanding at December 31, 2005	53.4	$14.80	6.2	$1,727.5
Granted	—	—	—	—
Exercised	(5.3)	10.50	—	188.8
Expired or forfeited	(.3)	23.22	—	—

Outstanding at June 30, 2006	47.8	$15.22	5.8	$1,182.2

Stock options exercisable at June 30, 2006	42.3	$12.87	5.4	$1,145.6

SARs
Outstanding at December 31, 2005	—	$—	—	$—
Granted	5.5	49.93	—	—
Exercised	—	—	—	—
Expired or forfeited	(.1)	50.21	—	—

Outstanding at June 30, 2006	5.4	$49.93	9.4	$—

SARs exercisable at June 30, 2006	— (1)	$50.21	4.9	$—

(1)	Amounts rounded to zero.
During the three and six months ended June 30, 2006 and 2005, the following activity occurred under our Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Cash received from stock option exercises	$18.8	$60.4	$53.9	$179.1
Intrinsic value (the excess of stock price on the date of exercise over the exercise price)	53.1	143.6	188.8	383.7
Tax benefits realized for the tax deductions from stock options exercised (1)	18.6	50.9	66.1	136.5
Fair value of stock options vested (2)	2.1	2.6	67.3	58.2

(1)	No SARs were exercised during these periods.

(2)	No SARs vested during these periods.

We settle employee stock options with newly issued common stock and generally utilize the proceeds to repurchase common stock in the open market in the same period.
The following is a summary of information regarding stock options and SARs outstanding and exercisable at June 30, 2006 (number of stock options and SARs and aggregate intrinsic values in millions):

	Outstanding					Exercisable
			Weighted
			Average	Weighted				Weighted
			Remaining	Average	Aggregate			Average	Aggregate
	Number		Contractual	Exercise	Intrinsic	Number		Exercise	Intrinsic
Range of Exercise Prices	Outstanding		Life (Years)	Price	Value	Exercisable		Price	Value

Stock options
$0.00-$5.21	1.3		3.1	$4.95	$45.8	1.3		$4.95	$45.8
5.21-10.42	15.3		4.5	8.18	485.7	15.3		8.18	485.7
10.42-15.63	14.2		5.2	10.63	415.2	14.1		10.62	414.5
15.63-20.84	8.7		7.1	19.35	178.5	8.6		19.36	177.3
20.84-26.06	.3		7.8	21.94	5.6	.3		21.92	4.7
26.06-31.27	—	(1)	8.4	27.54	—	—		—	—
31.27-36.48	7.8		8.1	33.38	51.1	2.7		33.38	17.5
36.48-41.69	.2		8.9	38.90	.3	—	(1)	38.75	.1
41.69-46.90	—	(1)	9.1	42.16	—	—		—	—

$0.00-$46.90	47.8		5.8	$15.22	$1,182.2	42.3		$12.87	$1,145.6

SARs
$36.48-$41.69	.1		10.0	$39.98	$—	—		$—	$—
41.69-46.90	—		—	—	—	—		—	—
46.90-52.11	5.3		9.4	50.20	—	—	(1)	50.21	—

$36.48-$52.11	5.4		9.4	$49.93	$—	—	(1)	$50.21	$—

(1)	Amounts rounded to zero.
RSU transactions for the six months ended June 30, 2006 were as follows (number of units in millions):

			Weighted
			Average
			Grant Date
	RSUs		Fair Value

RSUs at December 31, 2005	—	(1)	$34.62
Granted	.8		50.14
Vested	—	(1)	34.03
Forfeited	—	(1)	50.21

RSUs at June 30, 2006	.8		$49.83

(1)	Amounts rounded to zero.
For the three and six months ended June 30, 2006, we recorded pretax stock-based compensation expense of $12 million and $50 million, respectively, and $23 million and $76 million, respectively, for the corresponding periods in 2005, in general and administrative expenses. We also recorded related tax benefits of $4 million and $18 million for the three and six months ended June 30, 2006, respectively, and $8 million and $27 million, respectively, for the corresponding periods in 2005. As of June 30, 2006, $100 million of total unrecognized compensation costs related to stock options, SARs and RSUs are expected to be recognized over a weighted-average period of 2.3 years.

10. Debt
The carrying value of long-term debt at June 30, 2006 and December 31, 2005 was as follows:

(Millions)	June 30, 2006	December 31, 2005

Senior Notes, 7.375%, due 2006 (1)	$—	$450.0
Senior Notes, 5.75%, due 2011	449.5	—
Senior Notes, 7.875%, due 2011	448.3	448.1
Senior Notes, 6.0%, due 2016	745.6	—
Senior Notes, 6.625%, due 2036	798.4	—
Senior Notes, 8.5%, due 2041(2)	—	707.6

Total long-term debt	2,441.8	1,605.7
Less: current portion of long-term debt (1)	—	(450.0)

Long-term debt, less current portion	$2,441.8	$1,155.7

(1)	The 7.375% senior notes were repaid in February 2006.

(2)	The 8.5% senior notes were redeemed and repaid in June 2006.
In June 2006, we issued $2.0 billion of senior notes, comprised of $450 million of 5.75% senior notes due 2011, $750 million of 6.0% senior notes due 2016 and $800 million of 6.625% senior notes due 2036. The proceeds from these senior notes were used to redeem the entire $700 million aggregate principal amount of our 8.5% senior notes due 2041 and to repay approximately $400 million commercial paper borrowings, outstanding since the March 1, 2006 maturity of the entire $450 million aggregate principal amount of our 7.375% senior notes. The remainder of the net proceeds will be used for general corporate purposes, including share repurchases. In connection with the redemption of the $700 million, 8.5% senior notes, we wrote off deferred debt issuance costs associated with these senior notes and recognized the deferred gain from the interest rate swaps that hedged these senior notes (in May 2005, we sold these interest rate swaps; the resulting gain from which was to be amortized over the remaining life of these senior notes). As a result of the foregoing, we recorded an $8 million after tax ($12 million pretax) non-cash charge in operating expenses.
Additionally, in connection with our June 2006 debt issuance, we terminated the five forward starting swaps (with an aggregate notional value of $1.0 billion) that we entered into between August 2005 and June 2006 in order to hedge the change in cash flows associated with interest payments generated by the forecasted issuance of the senior notes. As a result of the termination of the five forward starting swaps, we received approximately $15 million which was recorded as accumulated other comprehensive income and will be amortized as a reduction of interest expense over the life of the applicable senior notes issued in June 2006.
On January 20, 2006, we entered into an amended and restated unsecured $1 billion, five-year revolving credit agreement (the “new credit facility”) superceding our previously existing credit facility. The new credit facility also provides for up to $150 million of letters of credit to be issued at our request, which count as usage of the available commitments under the facility. The new credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. Various interest rate options are available under the new credit facility. Any revolving borrowings mature on the termination date of the new credit facility. We pay facility fees on the new credit facility ranging from .05% to .175% per annum, depending upon our long-term senior unsecured debt rating. The new credit facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2005 at or below .4 to 1.0. For this purpose, consolidated capitalization equals the sum of shareholders’ equity, excluding any minimum pension liability adjustment and any net unrealized capital gains and losses, and total debt (as defined in the facility). We met this requirement at June 30, 2006.
In January 2006, certain of our subsidiaries entered in a one-year $45 million variable funding credit program with a bank to provide short-term liquidity to those subsidiaries. Borrowings under this program are secured by certain assets of those subsidiaries. As of June 30, 2006, there was $33 million outstanding under this program at an interest rate of 6.11%.

11. Capital Stock
On September 29, 2005, January 27, 2006 and April 28, 2006, the Board authorized three share repurchase programs for the repurchase of up to $750 million, $750 million and $820 million, respectively, of common stock ($2.3 billion in aggregate). During the six month period ended June 30, 2006, we repurchased approximately 24 million shares of common stock at a cost of approximately $991 million (approximately $40 million of these repurchase transactions were settled in early July 2006), completing the September 29, 2005 authorization and utilizing a portion of the January 27, 2006 authorization. As of June 30, 2006, we have authorization to repurchase up to approximately $1.2 billion of common stock remaining under the January 27, 2006 and April 28, 2006 authorizations.
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
12. Dividend Restrictions and Statutory Surplus
Under regulatory requirements as of June 30, 2006, the amount of dividends that may be paid through the end of 2006 by our insurance and HMO subsidiaries to Aetna without prior approval by regulatory authorities is approximately $377 million in the aggregate. There are no such restrictions on distributions from Aetna to our shareholders.
At June 30, 2006, the combined statutory capital and surplus of our insurance and HMO subsidiaries was $4.1 billion. At December 31, 2005, such capital and surplus was $4.5 billion.
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
Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, we recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”). During the second quarter of 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation. We have appealed that ruling and intend to continue to vigorously pursue recovery from our third party insurers. However, as a result of that ruling, we concluded that the estimated insurance recoverable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement is no longer probable of collection for accounting purposes, and therefore, during the second quarter of 2006, we wrote off that recoverable. We continue to work with plaintiffs’ representatives in implementing the Physician Settlement Agreement and the issues that may arise under that agreement.

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

14. Segment Information
Summarized financial information of our segments for the three and six months ended June 30, 2006 and 2005 were as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company

Three months ended June 30, 2006
Revenue from external customers	$5,451.0	$486.1	$50.3	$—	$5,987.4
Operating earnings (loss) (1)	352.9	36.0	10.1	(21.9)	377.1

Three months ended June 30, 2005
Revenue from external customers	$4,722.4	$456.4	$55.8	$—	$5,234.6
Operating earnings (loss) (1)	329.2	30.9	7.5	(19.8)	347.8

Six months ended June 30, 2006
Revenue from external customers	$10,857.6	$941.6	$107.3	$—	$11,906.5
Operating earnings (loss) (1)	713.5	68.2	19.4	(43.7)	757.4

Six months ended June 30, 2005
Revenue from external customers	$9,343.7	$915.1	$107.1	$—	$10,365.9
Operating earnings (loss) (1)	699.7	60.4	11.6	(37.5)	734.2

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.
The following table reconciles operating earnings to income from continuing operations in the Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Operating earnings	$377.1	$347.8	$757.4	$734.2
Net realized capital (losses) gains, net of tax	(7.4)	3.7	4.1	6.6
Reduction of reserve for anticipated future losses on discontinued products (1)	75.0	43.4	75.0	43.4
Physician class action settlement insurance-related charge (2)	(47.1)	—	(47.1)	—
Debt refinancing charge (3)	(8.1)	—	(8.1)	—
Acquisition-related software charge (4)	—	—	(6.2)	—

Income from continuing operations	$389.5	$394.9	$775.1	$784.2

(1)	We reduced the reserve for anticipated future losses on discontinued products by $75.0 million ($115.4 million pretax) and $43.4 million ($66.7 million pretax) in the second quarter of 2006 and 2005, respectively. We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited/charged to the reserve and do not affect our results of operations. Refer to Note 15 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

(2)	As a result of a trial court’s ruling in the second quarter of 2006, we concluded that a $72.4 million pretax receivable from third party insurers related to certain litigation we settled in 2003 was no longer probable of collection for accounting purposes. As a result, we wrote off this receivable in the second quarter of 2006. We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance and therefore, we have excluded it from operating earnings for the three and six months ended June 30, 2006 (refer to Note 13).

(3)	In connection with the issuance of $2.0 billion of our senior notes in the second quarter of 2006, we redeemed all $700 million of our 8.5% senior notes due 2041. In connection with this redemption, we wrote off debt issuance costs associated with the 8.5% senior notes due 2041 and recognized the deferred gain from the interest rate swaps that had hedged the 8.5% senior notes due 2041 (in May 2005, we sold these interest rate swaps; the resulting gain from which was to be amortized over the remaining life of the 8.5% senior notes due 2041). As a result of the foregoing, we recorded an $8.1 million ($12.4 million pretax) net charge in the second quarter of 2006. We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance and therefore, we have excluded it from operating earnings for the three and six months ended June 30, 2006 (refer to Note 10).

(4)	As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software that we had been developing internally. As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the six months ended June 30, 2006. This charge does not reflect the underlying business performance of Group Insurance.

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
At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 2006, the receivable from continuing products, net of related deferred taxes payable of $132 million on accrued interest income, was $307 million. At December 31, 2005, the receivable from continuing products, net of related deferred taxes payable of $127 million on accrued interest income, was $372 million. These amounts were eliminated in consolidation.

Results of discontinued products for the three and six months ended June 30, 2006 and 2005 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net (1)

Three months ended June 30, 2006
Net investment income	$70.7	$—	$70.7
Net realized capital gains	4.8	(4.8)	—
Interest earned on receivable from continuing products	7.8	—	7.8
Other income	3.3	—	3.3

Total revenue	86.6	(4.8)	81.8

Current and future benefits	83.1	(3.8)	79.3
Operating expenses	2.5	—	2.5

Total benefits and expenses	85.6	(3.8)	81.8

Results of discontinued products	$1.0	$(1.0)	$—

Three months ended June 30, 2005
Net investment income	$71.9	$—	$71.9
Net realized capital losses	(1.3)	1.3	—
Interest earned on receivable from continuing products	7.9	—	7.9
Other income	5.3	—	5.3

Total revenue	83.8	1.3	85.1

Current and future benefits	86.1	(2.5)	83.6
Operating expenses	1.5	—	1.5

Total benefits and expenses	87.6	(2.5)	85.1

Results of discontinued products	$(3.8)	$3.8	$—

Six months ended June 30, 2006
Net investment income	$159.4	$—	$159.4
Net realized capital gains	20.5	(20.5)	—
Interest earned on receivable from continuing products	15.4	—	15.4
Other income	11.1	—	11.1

Total revenue	206.4	(20.5)	185.9

Current and future benefits	166.7	13.6	180.3

Operating expenses	5.6	—	5.6

Total benefits and expenses	172.3	13.6	185.9

Results of discontinued products	$34.1	$(34.1)	$—

Six months ended June 30, 2005
Net investment income	$175.7	$—	$175.7
Net realized capital losses	(.1)	.1	—
Interest earned on receivable from continuing products	15.7	—	15.7
Other income	12.5	—	12.5

Total revenue	203.8	.1	203.9

Current and future benefits	173.0	26.2	199.2
Operating expenses	4.7	—	4.7

Total benefits and expenses	177.7	26.2	203.9

Results of discontinued products	$26.1	$(26.1)	$—

(1)	Amounts are reflected in the June 30, 2006 and 2005 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at June 30, 2006 and December 31, 2005 were as follows: (1)

	June 30,	December 31,
(Millions)	2006	2005

Assets:
Debt securities available for sale	$2,792.7	$3,032.3
Equity securities available for sale	54.8	43.1
Mortgage loans	640.7	644.9
Investment real estate	84.2	103.6
Loaned securities	241.7	289.3
Other investments (2)	671.2	603.3

Total investments	4,485.3	4,716.5
Collateral received under securities loan agreements	246.8	295.4
Current and deferred income taxes	67.0	88.9
Receivable from continuing products (3)	439.2	498.8

Total assets	$5,238.3	$5,599.6

Liabilities:
Future policy benefits	$3,844.2	$3,908.4
Policyholders’ funds	23.4	23.5
Reserve for anticipated future losses on discontinued products	970.9	1,052.2
Collateral payable under securities loan agreements	246.8	295.4
Other liabilities	153.0	320.1

Total liabilities	$5,238.3	$5,599.6

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	Includes debt securities on deposit as required by regulatory authorities of $21.0 million and $21.3 million at June 30, 2006 and December 31, 2005, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.
(3)	The receivable from continuing products is eliminated in consolidation.
At June 30, 2006 and December 31, 2005, net unrealized capital gains on debt securities available for sale are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.
The reserve for anticipated future losses on discontinued products represents the present value (at a risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates as well as the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows, except as noted below.
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

Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.
The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2006 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2005	$1,052.2
Operating income	8.3
Net realized capital gains	20.5
Mortality and other	5.3
Reserve reduction	(115.4)

Reserve for anticipated future losses on discontinued products at June 30, 2006	$970.9

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $115 million ($75 million after tax) and $67 million ($43 million after tax) of the reserve was released in the second quarter of 2006 and 2005, respectively, primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions underlying the reserve calculation.
16. Discontinued Operations
On July 8, 2004, we were notified that the Congressional Joint Committee on Taxation approved a tax refund of approximately $740 million, including interest, relating to businesses that were sold in the 1990s by our former parent company. Also in 2004, we filed for, and were approved for, an additional $35 million tax refund related to other businesses that were sold by our former parent company. The tax refunds were recorded as income from discontinued operations in 2004. We received approximately $666 million of the tax refunds during 2004 and $69 million in 2005. We received the final approximately $50 million payment of these refunds in February 2006, which resulted in an additional $16 million of income from discontinued operations for the six months ended June 30, 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2006, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Hartford, Connecticut
July 27, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this MD&A refer to Aetna Inc. (“Aetna”) and its subsidiaries (collectively, the “Company”).
OVERVIEW
We are one of the nation’s leading diversified health care benefits companies, serving approximately 29.9 million people with information and resources to help them make better informed decisions about their health care. We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life, long-term care and disability plans, and medical management capabilities. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans and government-sponsored plans. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
The following MD&A provides a review of our financial condition as of June 30, 2006 and December 31, 2005 and results of operations for the three and six months ended June 30, 2006 and 2005. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition and the consolidated financial statements and other data presented herein, as well as the MD&A contained in our 2005 Annual Report on Form 10-K (the “2005 Annual Report”). Furthermore, this Overview is qualified in its entirety by the full MD&A.
We reported income from continuing operations for the three and six months ended June 30, 2006 that was comparable to the results reported in the corresponding periods in 2005. Our results included favorable development of prior period health care cost estimates in both periods (the development in 2005 primarily related to the release of reserves associated with the New York Market Stabilization Pool) as further discussed in Health Care below. Excluding the reserve development, our operating profit increased, primarily reflecting growth in revenue from increases in membership levels and rate increases for renewing membership in 2006 as well as continued general and administrative expense efficiencies, partially offset by higher medical cost ratios in our Health Care segment. We experienced membership growth in both our administrative services contract (“ASC”) and Risk (where we assume all or a majority of risk for medical and dental care costs) products. As of June 30, 2006, we served approximately 15.4 million medical members (consisting of approximately 34% Risk members and 66% ASC members), 13.4 million dental members, 10.2 million pharmacy members and 15.3 million group insurance members. We continue to take actions designed to achieve further medical membership growth in 2006.
We continued to generate strong cash flows from operations in 2006. Cash flows provided by operating activities reflect the receipt of approximately $50 million, representing the final refund payment from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company (refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information). Operating cash flows were used to fund ordinary course operating activities and also reflect $180 million in voluntary contributions to our pension plan.
Other sources and uses of cash include the proceeds from our 2006 debt offering and repurchases of our common stock, respectively. In June 2006, we issued $2.0 billion of senior notes at interest rates ranging from 5.75% to 6.625%. The proceeds from these senior notes were used to redeem the entire $700 million aggregate principal amount of our 8.5% senior notes due 2041 and to repay approximately $400 million of commercial paper borrowings, outstanding since the March 1, 2006 maturity of the entire $450 million aggregate principal amount of our 7.375% senior notes. The remainder of the net proceeds raised will be used for general corporate purposes, including share repurchases. Refer to Liquidity and Capital Resources — Financing, Financing Capacity and Capitalization and Note 10 of Condensed Notes to Consolidated Financial Statements for additional information. We also continued our share repurchase programs during the six months ended June 30, 2006, repurchasing 24 million shares of our common stock at a cost of approximately $991 million (approximately $40 million of these repurchase transactions were settled in early July 2006).

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“FAS”) No. 123 Revised, “Share-Based Payment” (“FAS 123R”). FAS 123R requires us to expense the fair value of all stock-based compensation awards issued to employees and non-employees. Stock-based compensation expense is measured at the grant date, based on the fair value of the award. The expense is recognized over the requisite service period, which primarily is the vesting period, except for retirement eligible individuals for whom a majority of the expense is recognized in the year of grant. We applied the modified-retrospective approach of adopting FAS 123R and accordingly, all prior period financial information was adjusted to reflect our stock compensation activity since 1995. We recorded stock-based compensation expense, included in general and administrative expenses, of $8 million ($12 million pretax) and $15 million ($23 million pretax), representing $.01 and $.03 per common share, in the second quarter of 2006 and 2005, respectively, and $32 million ($50 million pretax) and $50 million ($76 million pretax), representing $.05 and $.08 per common share, for the six months ended June 30, 2006 and 2005, respectively. Stock-based compensation expense is recorded in each of our segments (primarily Health Care and Group Insurance). Refer to our segment results below and Notes 2 and 9 of Condensed Notes to Consolidated Financial Statements for additional information.
Summary of Consolidated Results for the Three and Six Months Ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per share amounts )	2006	2005	2006	2005

Total revenues	$6,252.0	$5,496.9	$12,486.7	$10,923.8
Income from continuing operations (1)	389.5	394.9	775.1	784.2
Net income (2)	389.5	394.9	791.2	784.2
Income from continuing operations per common share	.67	.65	1.32	1.29
Net income per common share	.67	.65	1.34	1.29

(1)	Income from continuing operations reflects favorable development of prior period health care cost estimates of approximately $6 million ($10 million pretax) and $35 million ($55 million pretax) for the three months ended June 30, 2006 and 2005, respectively. The favorable reserve development in 2005 included the release of approximately $31 million ($49 million pretax) of reserves related to the New York Market Stabilization Pool (for the six months ended June 30, 2005, we released approximately $65 million ($103 million pretax) of reserves related to the New York Market Stabilization Pool). This development was recorded in the Health Care segment and is discussed in further detail below in the discussion of Health Care results. Other items reflected in income from continuing operations include:
➢	For the three and six months ended June 30, 2006 and 2005 we reduced the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment by $75.0 million ($115.4 million pretax) and $43.4 million ($66.7 million pretax), respectively.

➢	For the three and six months ended June 30, 2006 we recorded a charge of $47.1 million ($72.4 million pretax) in connection with the write off of an insurance recoverable as a result of a trial court summary judgment ruling (refer to Note 13 of Condensed Notes to Consolidated Financial Statements), and a net charge of $8.1 million ($12.4 million pretax) related to the write off of debt issuance costs and the recognition of deferred gains on terminated interest rate swaps in connection with the redemption of our 8.5% senior notes due 2041 (refer to Note 10 of Condensed Notes to Consolidated Financial Statements). Both of these charges are reflected in the Health Care segment.

➢	As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software we had been developing internally. As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the six months ended June 30, 2006 in the Group Insurance segment.
(2)	Net income for the six months ended June 30, 2006 includes income from discontinued operations of $16.1 million related to the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company.
Management Update
On October 1, 2006, executive Chairman John W. Rowe, M.D., will retire. At that time, Chief Executive Officer and President Ronald A. Williams will be appointed Chairman of the Board. Dr. Rowe, formerly Chairman and Chief Executive Officer, previously announced his intention to retire from Aetna during 2006.
On April 27, 2006, we announced that Alan M. Bennett, Senior Vice President and Chief Financial Officer, plans to retire in the first quarter of 2007. Mr. Bennett has been our Chief Financial Officer since 2001. We are conducting a comprehensive search for a replacement, and Mr. Bennett is assisting us in the process to assure an orderly transition.

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
Discussion of Segment Results and Operating Earnings
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and is consistent with our segment disclosure included in Note 14 of Notes to Condensed Consolidated Financial Statements. Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
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
HEALTH CARE
Health Care consists of medical, pharmacy benefits management and dental and vision plans offered on both a Risk basis and an ASC basis (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) products. Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account. Health Care also offers specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

Operating Summary for the Three and Six Months Ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Premiums:
Commerical Risk (1)	$4,325.9	$3,896.9	$8,622.4	$7,702.7
Medicare	436.0	248.8	865.6	496.5

Total premiums	4,761.9	4,145.7	9,488.0	8,199.2
Fees and other revenue	689.1	576.7	1,369.6	1,144.5
Net investment income	81.0	70.7	164.6	141.3
Net realized capital (losses) gains	(6.9)	3.8	(1.2)	5.8

Total revenue	5,525.1	4,796.9	11,021.0	9,490.8

Health care costs (2)	3,898.3	3,244.7	7,684.5	6,293.2
Operating expenses:
Selling expenses	217.8	185.1	439.2	369.0
General and administrative expenses (3)	933.3	832.3	1,832.3	1,696.2

Total operating expenses	1,151.1	1,017.4	2,271.5	2,065.2
Amortization of other acquired intangible assets	20.1	11.5	40.0	22.2

Total benefits and expenses	5,069.5	4,273.6	9,996.0	8,380.6

Income before income taxes	455.6	523.3	1,025.0	1,110.2
Income taxes	162.4	191.6	367.5	406.7

Net income	$293.2	$331.7	$657.5	$703.5

(1)	Commercial Risk includes all medical and dental risk products, except Medicare and Medicaid.

(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 5.6% and 5.8% for the three and six months ended June 30, 2006, respectively, compared to 7.9% and 8.2%, respectively, for the corresponding periods in 2005.

(3)	Includes salaries and related benefit expenses of $511.6 million and $1.1 billion for the three and six months ended June 30, 2006, respectively, and $508.1 million and $1.1 billion, respectively, for the corresponding periods in 2005.
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Net income	$293.2	$331.7	$657.5	$703.5
Other items included in net income:
Net realized capital losses (gains)	4.5	(2.5)	.8	(3.8)
Physician class action settlement insurance-related charge (1)	47.1	—	47.1	—
Debt refinancing charge (2)	8.1	—	8.1	—

Operating earnings	$352.9	$329.2	$713.5	$699.7

(1)	As a result of a trial court’s ruling in the second quarter of 2006, we concluded that a $72.4 million pretax receivable from third party insurers related to certain litigation we settled in 2003 was no longer probable of collection for accounting purposes. As a result, we wrote off this receivable in the second quarter of 2006. We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance and therefore, we have excluded it from operating earnings for the three and six months ended June 30, 2006.

(2)	In connection with the issuance of $2.0 billion of our senior notes in the second quarter of 2006, we redeemed all $700 million of our 8.5% senior notes due 2041. In connection with this redemption, we wrote off debt issuance costs associated with the 8.5% senior notes due 2041 and recognized the deferred gain from the interest rate swaps that had hedged the 8.5% senior notes due 2041 (in May 2005, we sold these interest rate swaps; the resulting gain from which was to be amortized over the remaining life of the 8.5% senior notes due 2041). As a result of the foregoing, we recorded an $8.1 million ($12.4 million pretax) net charge in the second quarter of 2006. We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance and therefore, we have excluded it from operating earnings for the three and six months ended June 30, 2006.

Operating earnings for the three months ended June 30, 2006 and 2005 reflect favorable development of prior period health care cost estimates of approximately $6 million and $35 million, respectively. The development in 2005 included the release of approximately $31 million of reserves related to the New York Market Stabilization Pool (for the six months ended June 30, 2005, we released approximately $65 million of reserves related to the New York Market Stabilization Pool). The reserve development is discussed in our discussion of Commercial Risk and Medicare results below. Including the reserve development, operating earnings for the three and six months ended June 30, 2006, when compared to the corresponding periods in 2005, reflect lower total underwriting margins (premiums less health care costs). Excluding the reserve development, total underwriting margins were comparable.
The increase in operating earnings for the three and six months ended June 30, 2006 when compared to the corresponding periods in 2005 reflects growth in premiums and fees and other revenue and improved operating expense efficiencies (operating expenses divided by total revenue) offset by lower total underwriting margins (before considering the reserve development). The growth in premiums and fees and other revenue resulted from increases in membership levels (refer to “Membership”), rate increases for renewing membership and the new Medicare Part D product offering effective January 1, 2006. Total operating expenses increased due to higher selling expenses (reflecting an increase in commissionable premiums from membership growth) and increases in general and administrative expenses due to higher employee related costs, outside services and other expenses associated with higher membership. Total operating expenses for the three and six months ended June 30, 2006 also reflect the write off of an insurance recoverable and a net charge related to our 2006 debt issuance. Despite the overall increase in operating expenses (including the other items in 2006 net income), our operating expense efficiency (total operating expenses divided by total revenues) improved in 2006 when compared to 2005. The total underwriting margin in 2006 reflects higher Commercial Risk medical cost ratios as further discussed below.
Medical Cost Ratio Increases Offset Commercial Risk Revenue Growth
Commercial Risk premiums increased approximately $429 million and $920 million for the three and six months ended June 30, 2006, respectively, when compared to the corresponding periods in 2005. These increases reflect premium rate increases on renewing business and increased membership levels.
Our Commercial Risk medical cost ratio was 81.1% for the three months ended June 30, 2006 compared to 77.6% for the corresponding period in 2005. Health care costs reflect favorable development of prior period health care cost estimates of approximately $11 million and $53 million pretax (the 2005 development included approximately $49 million pretax related to the release of reserves related to the New York Market Stabilization Pool) for the three months ended June 30, 2006 and 2005, respectively. Refer to “Critical Accounting Estimates — Health Care Costs Payable” below for more information on our process for establishing our Health Care Costs Payable. Excluding the favorable development of prior period health care cost estimates, the adjusted Commercial Risk medical cost ratio was 81.4% and 78.9% for the three months ended June 30, 2006 and 2005, respectively (refer to the reconciliations of Commercial Risk health care costs to adjusted Commercial Risk health care costs below). Our Commercial Risk medical cost ratio was 80.3% for the six months ended June 30, 2006, compared to 76.1% for the corresponding period in 2005, although health care costs for the six months ended June 30, 2005 reflect a one-time release of approximately $65 million ($103 million pretax) of reserves related to the New York Market Stabilization Pool.

	Three Months Ended
	June 30,
(Millions)	2006	2005

Commercial Risk health care costs (included in total health care costs above)	$3,508.3	$3,022.5
Approximate favorable development of prior period health care cost estimates:
Favorable development of prior period health care cost estimates	11.0	4.0
Release of reserves related to participation in the New York Market Stabilization Pool	—	49.0

Subtotal approximate favorable development of prior period health care cost estimates	11.0	53.0

Adjusted Commercial Risk health care costs	$3,519.3	$3,075.5

The increase in our Commercial Risk medical cost ratio for the three and six months ended June 30, 2006 compared to the corresponding periods in 2005 reflects a percentage increase in per member premiums that was outpaced by a percentage increase in per member health care costs. Changes we expected in our membership base due to shifts in geographic concentrations as well as customer market and product mix changes caused our Commercial Risk medical cost ratio to increase in the 2006 periods. In addition, within our Northeast and Mid-Atlantic regions and Florida, our small group customer markets experienced competitive pricing behavior by our competitors (resulting in the loss of some of our business with more favorable medical cost ratios and lower new business growth than we expected) and higher than expected medical costs trends. Finally, our per member health care costs reflect a rise in the number of high dollar claims experienced by a large government customer and by our stop loss product during the 2006 periods. We are taking actions designed to mitigate the impact of future high dollar claims that include increased use of medical management techniques and targeted pricing actions.

As a result of the higher Commercial Risk medical cost ratios we experienced in the three and six months ended June 30, 2006, we expect our Commercial Risk medical cost ratio for the full-year 2006 to be higher than that experienced in 2005. However, we expect our full-year 2006 Commercial Risk medical cost ratio to moderate from the level we experienced in the second quarter of 2006 due to a shift to lower cost generic status for several drugs and targeted pricing actions.
Medicare results for the three and six months ended June 30, 2006 reflect growth from the corresponding periods in 2005.
Medicare premiums increased approximately $187 million and $369 million for the three and six months ended June 30, 2006, respectively, when compared to the corresponding periods in 2005. This increase reflects increases in supplemental premiums paid to us by the Centers for Medicare and Medicaid Services (“CMS”) and members participating in the new Medicare Part D prescription drug program which was effective January 1, 2006, as well as increased premiums paid to us by CMS for previously existing Medicare Advantage business due to higher membership levels.
The Medicare medical cost ratio for the three months ended June 30, 2006 was 89.5%, compared to 89.3% for the corresponding period in 2005. Health care costs for the second quarter of 2006 and 2005 reflect (unfavorable) favorable development of prior period health care cost estimates of approximately ($1) million and $2 million pretax, respectively. Excluding this development, the adjusted Medicare medical cost ratio was 89.3% and 90.2% for the three months ended June 30, 2006 and 2005, respectively (refer to the reconciliations of Medicare health care costs to adjusted Medicare health care costs below). The slight decrease in the adjusted Medicare medical cost ratio for the second quarter of 2006 reflects a change in our product mix as a result of the introduction of the Medicare Prescription Drug Plan.

	Three Months Ended
	June 30,
(Millions)	2006	2005

Medicare health care costs (included in total health care costs above)	$390.3	$222.3
Approximate (unfavorable) favorable development of prior period health care cost estimates	(1.0)	2.0

Adjusted Medicare health care costs	$389.3	$224.3

The Medicare medical cost ratio was 88.4% for the six months ended June 30, 2006, compared to 87.2% for the corresponding period in 2005. The increase in the medical cost ratio for the six months ended June 30, 2006 when compared to the corresponding period in 2005 reflects a rate of increase of per member health care costs that outpaced the rate of increase for per member premiums, primarily due to lower CMS risk adjusted revenue, premised on a healthier member population, that has not been offset by corresponding improvements in medical cost performance.

Other Sources of Revenue
Fees and other revenue increased approximately $112 million and $225 million for the three and six months ended June 30, 2006, respectively, when compared to the corresponding periods in 2005, reflecting ASC membership growth, rate increases, sales of add-on services and other revenue from our recent acquisitions. Net investment income increased approximately $10 million and $23 million for the three and six months ended June 30, 2006, respectively, when compared to the corresponding periods in 2005, due primarily to higher average yields on the debt securities in our investment portfolio.
Net realized capital losses for the three months ended June 30, 2006 were due primarily to losses on the sale of debt securities in a rising interest rate environment. Net realized capital losses for the six months ended June 30, 2006 were due primarily to losses on the sale of debt securities in a rising interest rate environment partially offset by gains from derivatives (refer to “INVESTMENTS — Risk Management and Market-Sensitive Instruments” for a discussion of our use of derivatives). Net realized capital gains for the three and six months ended June 30, 2005 were due primarily to real estate gains, gains on debt securities from rebalancing our investment portfolio and gains from futures contracts used for correlating the maturities of invested assets with the payment of expected liabilities.
Membership
Health Care’s membership at June 30, 2006 and 2005 was as follows:

	2006			2005
(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Medical:
Commercial	5,103	10,054	15,157	4,872	9,349	14,221
Medicare Advantage	123	—	123	101	—	101
Medicare Health Support Program	—	14	14	—	—	—
Medicaid	—	113	113	—	113	113

Total Medical Membership	5,226	10,181	15,407	4,973	9,462	14,435

Consumer-Directed Health Plans (1)			621			420

Dental	5,022	8,352	13,374	4,986	7,990	12,976

Pharmacy:
Commercial			9,141			8,579
Medicare PDP (stand-alone)			323			—
Medicare Advantage PDP			114			—

Total Pharmacy Benefit Management Services			9,578			8,579
Mail Order (2)			635			538

Total Pharmacy			10,213			9,117

(1)	Represents members in consumer-directed health plans included in Commercial medical membership above.

(2)	Represents members who purchased medications through our mail order pharmacy operations during the second quarter 2006 and 2005, respectively.
Total medical and dental membership as of June 30, 2006 increased by 972 thousand and 398 thousand members, respectively, compared to June 30, 2005. The percentage of Risk and ASC medical membership was approximately 34% and 66%, respectively, at both June 30, 2006 and 2005.
GROUP INSURANCE
Group Insurance includes primarily group life insurance products offered on a Risk basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group Insurance also includes group disability products offered on both a Risk and an ASC basis which consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities, primarily on a Risk basis. Additionally, as a result of the Broadspire Disability acquisition on March 31, 2006, Group Insurance includes absence management services, including short-term and long-term disability administration and leave management, to employers.

Operating Summary for the Three and Six Months Ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Premiums:
Life	$332.9	$332.1	$658.5	$662.2
Disability	101.6	93.4	198.9	190.1
Long-Term Care	26.0	23.3	51.0	46.3

Total premiums	460.5	448.8	908.4	898.6
Fees and other revenue	25.6	7.6	33.2	16.5
Net investment income	73.9	63.5	150.3	137.4
Net realized capital (losses) gains	(6.9)	2.9	(3.6)	5.0

Total revenue	553.1	522.8	1,088.3	1,057.5

Current and future benefits	428.0	417.9	852.4	846.4
Operating expenses:
Selling expenses	22.3	20.8	44.4	39.9
General and administrative expenses (1)	59.0	39.6	109.2	84.0

Total operating expenses	81.3	60.4	153.6	123.9
Amortization of other acquired intangible assets	1.7	—	1.7	—

Total benefits and expenses	511.0	478.3	1,007.7	970.3

Income before income taxes	42.1	44.5	80.6	87.2
Income taxes	10.7	11.7	21.0	23.5

Net income	$31.4	$32.8	$59.6	$63.7

(1)	Includes salaries and related benefit expenses of $33.2 million and $56.5 million for the three and six months ended June 30, 2006, respectively, and $29.5 million and $54.9 million, respectively, for the corresponding periods in 2005.
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, after tax)	2006	2005	2006	2005

Net income	$31.4	$32.8	$59.6	$63.7
Other items included in net income:
Acquisition-related software charge (1)	—	—	6.2	—
Net realized capital losses (gains)	4.6	(1.9)	2.4	(3.3)

Operating earnings	$36.0	$30.9	$68.2	$60.4

(1)	As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software we had been developing internally. As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the six months ended June 30, 2006. This charge does not reflect the underlying business performance of Group Insurance and therefore, we have excluded it from operating earnings for the six months ended June 30, 2006.
The increase in operating earnings for the three and six months ended June 30, 2006, when compared to the corresponding periods in 2005, reflects higher fees and other revenue, higher net investment income and a slightly lower benefit cost ratio partially offset by higher general and administrative expenses. The operating earnings for the three and six months ended June 30, 2006 also reflect increases in fees and other revenue as well as general and administrative expenses related to the March 2006 acquisition of Broadspire Disability. The benefit cost ratio was 92.9% and 93.8% for the three and six months ended June 30, 2006, respectively, compared to 93.1% and 94.2% for the corresponding periods in 2005, primarily reflecting a decrease in the disability benefit cost ratio due to favorable experience.
Net realized capital losses for the three month and six months ended June 30, 2006 were due primarily to losses on the sale of debt securities in a rising interest rate environment. Net realized capital gains for the three and six months ended June 30, 2005 were due primarily to real estate gains and gains from futures contracts used for correlating the maturities of invested assets with the payment of expected liabilities.

Membership
Group Insurance’s membership at June 30, 2006 and 2005 was as follows:

(Thousands)	2006	2005

Life	10,234	10,904
Disability (1)	4,793	2,525
Long-Term Care	238	233

Total	15,265	13,662

(1)	Includes approximately 2.1 million members acquired in the Broadspire Disability acquisition on March 31, 2006.
Total Group Insurance membership as of June 30, 2006 increased by 1.6 million members when compared to June 30, 2005. New membership in Group Insurance was 3.8 million for the twelve months ended June 30, 2006, and lapses and in-force membership reductions were 2.2 million for the same period, primarily reflecting new membership from the Broadspire Disability acquisition offset by lapses in several large cases.
LARGE CASE PENSIONS
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.
Operating Summary for the Three and Six Months Ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Premiums	$47.4	$52.9	$101.6	$101.6
Net investment income	120.9	122.4	258.9	269.1
Other revenue	2.9	2.9	5.7	5.5
Net realized capital gains (losses)	2.6	(1.0)	11.2	(.7)

Total revenue	173.8	177.2	377.4	375.5

Current and future benefits	150.8	163.4	327.1	350.2
General and administrative expenses (1)	4.8	3.3	9.2	8.2
Reduction of reserve for anticipated future losses on discontinued products	(115.4)	(66.7)	(115.4)	(66.7)

Total benefits and expenses	40.2	100.0	220.9	291.7

Income before income taxes	133.6	77.2	156.5	83.8
Income taxes	46.8	27.0	54.8	29.3

Net income	$86.8	$50.2	$101.7	$54.5

Assets under management: (2)
Fully guaranteed discontinued products			$4,443.7	$4,566.7
Experience-rated			4,106.7	4,429.9
Non-guaranteed (3)			13,573.7	11,280.0

Total assets under management			$22,124.1	$20,276.6

(1)	Includes salaries and related benefit expenses of $3.5 million and $6.6 million for the three and six months ended June 30, 2006, respectively, and $3.7 million and $7.3 million, respectively, for the corresponding periods in 2005.

(2)	Excludes net unrealized capital gains of $52.9 million and $625.1 million at June 30, 2006 and 2005, respectively.

(3)	The increase in non-guaranteed assets under management in 2006 is due primarily to investment appreciation and additional deposits accepted from customers.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Net income	$86.8	$50.2	$101.7	$54.5
Other items included in net income:
Reduction of reserve for anticipated future losses on discontinued products (1)	(75.0)	(43.4)	(75.0)	(43.4)
Net realized capital (gains) losses	(1.7)	.7	(7.3)	.5

Operating earnings	$10.1	$7.5	$19.4	$11.6

(1)	In 1993, we discontinued the sale of our fully guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly. Changes in this reserve are recognized when deemed appropriate. In the three and six months ended June 30, 2006 and 2005, we reduced the reserve for anticipated future losses on discontinued products by $75.0 million ($115.4 million pretax) and $43.4 million ($66.7 million pretax), respectively. We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited/charged to the reserve and do not affect our results of operations.
The increase in operating earnings for the three and six months ended June 30, 2006 compared to the corresponding periods in 2005 reflects an increase in net investment income in continuing products primarily due to higher income in other investments.
The reduction of the reserve for anticipated future losses on discontinued products for the three and six months ended June 30, 2006 and 2005 was primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions underlying the reserve calculation.
General account assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawal. Experience-rated contract holder and participant withdrawals for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Scheduled contract maturities and benefit payments (1)	$86.6	$92.1	$173.8	$187.1
Contract holder withdrawals other than scheduled contract maturities and benefit payments	15.2	4.4	21.5	15.0
Participant-directed withdrawals	6.0	4.1	11.1	9.1

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
Discontinued Products
We discontinued the sale of our fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts) in 1993. We established a reserve for anticipated future losses on these products based on the present value of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the product obligations.
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

The results of discontinued products for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Interest (deficit) margin (1)	$(8.0)	$(9.2)	$(4.7)	$1.8
Net realized capital gains (losses)	3.1	(.8)	13.3	—
Interest earned on receivable from continuing products	5.1	5.1	10.0	10.2
Other, net	2.1	4.0	7.2	8.1

Results of discontinued products, after tax	$2.3	$(.9)	$25.8	$20.1

Results of discontinued products, pretax	$1.0	$(3.8)	$34.1	$26.1

Net realized capital losses from bonds, after tax (included above)	$(3.1)	$(2.9)	$(1.3)	$(.1)

(1)	The interest (deficit) margin is the difference between earnings on invested assets and interest credited to contract holders.
The interest deficit for the six months ended June 30, 2006 compared to the interest margin for the corresponding period in 2005 was primarily due to lower net investment income.
For the three and six months ended June 30, 2006, net realized capital gains were due primarily to gains from the sale of real estate partially offset by losses on the sale of debt securities in a rising interest rate environment and on futures contracts. Additionally, for the six months ended June 30, 2006 gains were also due to the sale of equity securities. For the three months ended June 30, 2005, the net realized capital losses were primarily due to losses on the sale of debt securities partially offset by gains on futures contracts.
At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $307 million at June 30, 2006 and $372 million at December 31, 2005, net of related deferred taxes payable. These amounts were eliminated in consolidation.
The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates, as well as the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows, except as noted below.
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
Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2006 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2005	$1,052.2
Operating income	8.3
Net realized capital gains	20.5
Mortality and other	5.3
Reserve reduction	(115.4)

Reserve for anticipated future losses on discontinued products at June 30, 2006	$970.9

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $115 million ($75 million after tax) and $67 million ($43 million after tax) of the reserve was released in the second quarter of 2006 and 2005, respectively, primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions underlying the reserve calculation. The current reserve reflects management’s best estimate of anticipated future losses.
The discontinued products investment portfolio at June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006		December 31, 2005
(Millions)	Amount	Percent	Amount	Percent

Debt securities available for sale	$2,792.7	62.3%	$3,032.3	64.3%
Loaned securities	241.7	5.4	289.3	6.1

Total debt securities	3,034.4	67.7	3,321.6	70.4
Mortgage loans	640.7	14.3	644.9	13.7
Investment real estate	84.2	1.9	103.6	2.2
Equity securities available for sale	54.8	1.2	43.1	.9
Other (1)	671.2	14.9	603.3	12.8

Total	$4,485.3	100.0%	$4,716.5	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $21.0 million at June 30, 2006 and $21.3 million at December 31, 2005, included in long-term investments on the Consolidated Balance Sheets.
Distributions on discontinued products for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2006	2005	2006	2005

Scheduled contract maturities, settlements and benefit payments	$121.4	$124.3	$240.3	$247.1
Participant-directed withdrawals	.1	.1	.2	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.
CORPORATE INTEREST
Corporate interest expense represents interest incurred on our debt and is not recorded in our business segments. After-tax interest expense was $22 million and $44 million for the three and six months ended June 30, 2006, respectively, compared to $20 million and $38 million, respectively, for the corresponding periods in 2005. The increase in interest expense for the three and six months ended June 30, 2006, over the corresponding periods in 2005 was related to higher interest rates and the sale of interest rate swap agreements in 2005 as well as higher overall long-term debt as a result of our issuance of $2.0 billion in senior notes in June 2006.
INVESTMENTS
Investments disclosed in this section relate to our total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006			December 31, 2005
(Millions)	Current	Long-term	Total	Current	Long-term	Total

Debt securities available for sale:
Available for use in current operations	$12,595.1	$—	$12,595.1	$13,216.9	$—	$13,216.9
Loaned securities	851.7	—	851.7	1,115.7	—	1,115.7
On deposit, as required by regulatory authorities	—	552.3	552.3	—	522.4	522.4

Debt securities available for sale	13,446.8	552.3	13,999.1	14,332.6	522.4	14,855.0
Equity securities available for sale	30.5	38.3	68.8	34.5	26.7	61.2
Short-term investments	92.7	—	92.7	114.8	—	114.8
Mortgage loans	242.8	1,351.5	1,594.3	86.7	1,460.8	1,547.5
Investment real estate	—	191.4	191.4	7.4	207.2	214.6
Other investments	3.5	1,080.7	1,084.2	2.7	1,113.0	1,115.7

Total investments	$13,816.3	$3,214.2	$17,030.5	$14,578.7	$3,330.1	$17,908.8

Total investments as of June 30, 2006 decreased approximately $878 million compared to December 31, 2005 primarily due to the decline in the market value of debt securities as a result of rising interest rates.
Debt and Equity Securities
Debt securities represented 82% at June 30, 2006 and 83% at December 31, 2005 of our total invested assets and supported the following types of products:

	June 30,	December 31,
(Millions)	2006	2005

Supporting discontinued products	$3,055.4	$3,342.9
Supporting experience-rated products	1,779.0	1,920.8
Supporting remaining products	9,164.7	9,591.3

Total debt securities (1)	$13,999.1	$14,855.0

(1)	Total debt securities include “Below Investment Grade” Securities of $754 million at June 30, 2006, and $967 million at December 31, 2005, of which 24% at June 30, 2006 and 25% at December 31, 2005 supported discontinued and experience-rated products.
Debt securities reflect net unrealized capital losses of $122 million (comprised of gross unrealized capital gains of $273 million and gross unrealized capital losses of $395 million) at June 30, 2006 compared with net unrealized capital gains of $494 million (comprised of gross unrealized capital gains of $623 million and gross unrealized capital losses of $129 million) at December 31, 2005. Included in the net unrealized capital losses at June 30, 2006 were $42 million of net unrealized capital gains related to assets supporting discontinued products and $7 million of net unrealized capital gains related to experience-rated products. Of the net unrealized capital gains at December 31, 2005, $250 million relate to assets supporting discontinued products and $103 million relate to experience-rated products.
Equity securities reflect net unrealized capital gains of $1 million (comprised of gross unrealized capital gains of $5 million and gross unrealized capital losses of $4 million) at June 30, 2006 and $10 million (comprised entirely of gross unrealized capital gains) at December 31, 2005.
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
At June 30, 2006 and December 31, 2005, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.

Capital Gains and Losses
For the three and six months ended June 30, 2006, net realized capital (losses) gains were $(11) million ($(7) million after tax) and $6 million ($4 million after tax), respectively. For the three and six months ended June 30, 2005, net realized capital gains were $6 million ($4 million after tax) and $10 million ($7 million after tax), respectively. There were no significant investment write downs from other-than-temporary impairments during 2006 or 2005. We had no individually material realized losses on debt or equity securities that impacted our results of operations during the three and six months ended June 30, 2006 and 2005.
Mortgage Loans
Our mortgage loan investments, net of impairment reserves, supported the following types of products at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(Millions)	2006	2005

Supporting discontinued products	$640.7	$644.9
Supporting experience-rated products	321.9	320.8
Supporting remaining products	631.7	581.8

Total mortgage loans	$1,594.3	$1,547.5

The mortgage loan portfolio balance represented 9% of our total invested assets at June 30, 2006 and December 31, 2005. There were no material problem, restructured or potential problem loans included in mortgage loans at June 30, 2006 or December 31, 2005. There were no specific impairment reserves on these loans at June 30, 2006 or December 31, 2005.
Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities where appropriate while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with our investment and risk management objectives, we also use financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads. Our use of these derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, warrants, forward contracts and futures contracts. These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk. However, when used for hedging, we expect these instruments to reduce overall risk.
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
Management also reviews, on a quarterly basis, the impact of hypothetical net losses on our consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows as of June 30, 2006. Refer to our 2005 Annual Report for a more complete discussion of “Risk Management and Market-Sensitive Instruments.”

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
The following table for the six months ended June 30, 2006 and 2005 details the operating cash flows of Health Care and Group Insurance separately from Large Case Pensions, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impact cash flows from investing activities (and not operating cash flows).

(Millions)	2006	2005

Health Care and Group Insurance (1)	$707.4	$719.9
Large Case Pensions	(142.1)	(88.6)
Discontinued Operations	49.7	—

Net cash provided by operating activities	$615.0	$631.3

(1)	Includes corporate interest.
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $707 million and $720 million for the six months ended June 30, 2006 and 2005, respectively. Included in these amounts were payments of approximately $180 million pretax in voluntary pension contributions in each fiscal period and approximately $175 million and $147 million pretax of employee related performance-based compensation payments for the six months ended June 30, 2006 and 2005, respectively. The cash flows from operating activities for the six months ended June 30, 2006 also reflect the receipt of the remaining $50 million refund resulting from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company (refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information). The cash flows provided by operating activities for the six months ended June 30, 2005 also include payments of approximately $150 million pretax related to the 2003 physician class action settlement. Refer to the “Consolidated Statements of Cash Flows” for additional information.
Financings, Financing Capacity and Capitalization
In June 2006, we issued $2.0 billion of senior notes, comprised of $450 million of 5.75% senior notes due 2011, $750 million of 6.0% senior notes due 2016 and $800 million of 6.625% senior notes due 2036. The proceeds from these senior notes were used to redeem the entire $700 million aggregate principal amount of our 8.5% senior notes due 2041 and to repay approximately $400 million of commercial paper borrowings, outstanding since the March 1, 2006 maturity of the entire $450 million aggregate principal amount of our 7.375% senior notes. The remainder of the net proceeds raised will be used for general corporate purposes, including share repurchases. The maximum amount of commercial paper outstanding during the six months ended June 30, 2006 was approximately $746 million. We use short-term borrowings from time to time to address timing differences between cash receipts and disbursements. Our committed short-term borrowing capacity consists of a $1 billion revolving credit facility which terminates in January 2011 and a one-year bridge loan facility for certain of our subsidiaries with a borrowing capacity of up to $45 million. The $1 billion revolving credit facility also provides for the issuance of letters of credit at our request, up to $150 million, which count as usage of the available commitments under the facility. At June 30, 2006, there were no borrowings outstanding under our commercial paper program, and $33 million was outstanding under the one-year subsidiary bridge loan facility. The $1 billion revolving credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. Our total debt to capital ratio (total debt divided by total debt plus shareholders’ equity), was 20% at June 30, 2006. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.

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
On February 10, 2006, the Board’s Committee on Compensation and Organization granted approximately 5.0 million stock appreciation rights (“SARs”) as well as approximately .6 million restricted stock units (“RSUs”) to certain employees. The SARs will be settled in stock, net of taxes, based on the appreciation of our stock price over $50.21 per share, the closing price of our common stock on February 10, 2006. The SARs will become 100% vested three years from the grant date, with one-third of the SARs vesting each year, although 1.0 million of the SARs will vest over a one-year period. For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period. The RSUs will become 100% vested three years from the grant date. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information on our Stock-Based Compensation Plans.
Under our share repurchase programs, approximately 24 million shares were repurchased during the six months ended June 30, 2006. As of June 30, 2006, the capacity remaining under our share repurchase programs was approximately $1.2 billion. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for more information.
We currently intend to pay an annual dividend of $.04 per common share, payable in the fourth quarter of 2006. Our Board reviews our common stock dividend annually. Among the factors to be considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.
Ratings
As of July 26, 2006 the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) were as follows:

			Moody’s Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s

Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper) (1)	AMB-2	F2	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A+

(1)	A.M. Best’s outlook for the senior debt rating of Aetna Inc. and the financial strength rating of ALIC is stable. Fitch’s outlook for the senior debt rating of Aetna Inc. and the financial strength rating of ALIC is stable. Moody’s outlook for the senior debt rating of Aetna Inc. and the financial strength rating of ALIC is stable. Standard & Poor’s outlook for the senior debt rating of Aetna Inc. and the financial strength rating of ALIC is stable.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in accordance with GAAP. The application of GAAP requires management to make estimates and assumptions that affect our consolidated financial statements and related notes. We use information available to us at the time the estimates are made; however, as described below, these estimates could change materially if different information or assumptions were used. Also, these estimates may not ultimately reflect the actual amounts of the final transactions that occur. The following provides a summary of our health care costs payable and other insurance liabilities estimates. For a detailed description of all of our critical accounting estimates, refer to the “CRITICAL ACCOUNTING ESTIMATES” portion of our 2005 Annual Report.

Health Care Costs Payable
Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported and those which have been reported but not yet paid (collectively “IBNR”). At June 30, 2006 and December 31, 2005, our IBNR reserves represented approximately 80% and 79%, respectively, of total health care costs payable. The remaining amount is primarily comprised of pharmacy and capitation payables and accruals for state assessments. We develop our estimates using actuarial principles and assumptions that consider numerous factors. Of those factors, we consider the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate to be the most critical assumptions. In developing our estimate of health care costs payable, we consistently apply these actuarial principles and assumptions each period, with consideration to the variability of these factors.
We analyze historical claim payment patterns by comparing the claim incurred dates (i.e., the date the service was provided) to the claim payment dates to estimate “completion factors.” We estimate completion factors by aggregating claim data based on the month of service and month of claim payment and estimating the percentage of claims incurred for a given month that are complete by each month thereafter. For any given month, substantially all claims are paid within six months of the date of service, but it can take up to 48 months or longer before all of the claims are completely resolved and paid. These historically derived completion factors are then applied to claims paid through the financial statement date to estimate the ultimate claim cost for a given month’s incurred claim activity. The difference between the estimated ultimate claim cost and the claims paid through the financial statement date represents our estimate of claims remaining to be paid as of the financial statement date and is included in our health care costs payable.
We use completion factors predominantly to estimate reserves for claims with claim incurred dates greater than three months prior to the financial statement date. The completion factors we use reflect judgments and possible adjustments for such data as claim inventory levels, claim submission and processing patterns and, to a lesser extent, other factors such as changes in health care cost trend rates, changes in membership and product mix. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claims may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required.
Because claims incurred within three months prior to the financial statement date have less activity (i.e., a large portion of health care claims are not submitted to us and or processed until after the end of the quarter in which services are rendered by providers to our members), estimates of the ultimate claims incurred for these months are not based primarily on the historically derived completion factors. Rather, the estimates for these months also reflect increased emphasis on the assumed health care cost trend rate (the rate of increase in per member health care costs), which may be influenced by our historical and projected claim submission and processing times as well as seasonal patterns and changes in membership and product mix.
Our health care cost trend rate is affected by increases in per member utilization of medical services as well as increases in the per unit cost of such services. Many factors influence the health care cost trend rate, including our ability to manage health care costs through underwriting criteria, product design, negotiation of favorable provider contracts and medical management programs. The aging of the population and other demographic characteristics, advances in medical technology and other factors continue to contribute to rising per member utilization and per unit costs. Changes in health care practices, inflation, new technologies, increases in the cost of prescription drugs, direct-to-consumer marketing by pharmaceutical companies, clusters of high cost cases, changes in the regulatory environment, health care provider or member fraud and numerous other factors also contribute to the cost of health care and our health care cost trend rate.
For each reporting period, an extensive degree of judgment is used in the process of estimating our health care costs payable, and as a result, considerable variability and uncertainty is inherent in such estimates, and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rate. We consistently recognize our actuarially-determined best estimate of health care costs payable. We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations as of June 30, 2006; however, actual claim payments may differ from our estimates. A worsening (or improvement) of our health care cost trend rate or changes in completion factors from those that were assumed in estimating health care costs payable at June 30, 2006 would cause these estimates to change in the near term, and such a change could be material.

The following table illustrates the sensitivity of our health care costs payable at June 30, 2006 (in millions) from certain reasonably possible changes to the estimated completion factors and health care cost trend rates:

Completion Factors (1)			Health Care Cost Trend Rates (2)
(Decrease) Increase		(Decrease) Increase in	(Decrease) Increase		(Decrease) Increase in
in Factor		Health Care Costs Payable	in Factor		Health Care Costs Payable

(1.5%	)	$ 111.0	(3%	)	$(82.5)
(1.0%	)	72.9	(2%	)	(55.0)
(.5%	)	35.9	(1%	)	(27.5)
.5%		(34.9)	1%		27.5
1.0%		(68.7)	2%		55.0
1.5%		(101.7)	3%		82.5

(1)	Reflects estimated impact of a (decrease) increase in completion factors for the most recent three months. An increase in the completion factor results in a decrease in the remaining estimated reserves for claims.

(2)	Reflects estimated impact of a (decrease) increase in health care cost trend rates for the most recent three months.
Each quarter, we re-examine previously established health care costs payable estimates based on actual claim payments for prior periods and other changes in facts and circumstances. Given the extensive degree of judgment in this estimate, it is possible that our estimates of health care costs payable could develop either favorably (i.e., our actual health care costs for the period were less than we estimated) or unfavorably. We include the impact of changes in estimates in earnings when they are identified. The changes in the estimate of health care costs payable may relate to a prior fiscal quarter, prior fiscal year or earlier periods. The results of these re-examinations are also considered when we determine our current year liabilities.
When establishing our reserves at June 30, 2006, we utilized assumed completion factors and assumed health care cost trend rates based on our recent experience.
Health care costs payable as of June 30, 2006 and December 31, 2005 consisted of the following:

(Millions)	2006	2005

Commercial Risk	$1,791.8	$1,737.5
Medicare	129.4	79.5

Total health care costs payable	$1,921.2	$1,817.0

In cases where we project future health care costs will exceed existing reserves plus anticipated future premiums, we establish premium deficiency reserves for the amount of the expected loss in excess of expected future premiums. Any such reserves established would normally cover expected losses until the next policy renewal dates for the related policies. We did not have any material premium deficiency reserves at June 30, 2006.
Other Insurance Liabilities
We establish insurance liabilities other than health care costs payable for benefit claims related to our Group Insurance segment. We refer to these liabilities as other insurance liabilities. These liabilities relate to our life, disability and long-term care products.
Life and Disability
The liabilities for our life and disability products reflect benefit claims that have been reported but not paid, estimates of claims that have been incurred but not reported and future policy benefits earned under insurance contracts. These reserves and the related benefit expenses are developed using actuarial principles and assumptions that consider, among other things, the discount, recovery and mortality rates (each discussed below). Completion factors are also evaluated when estimating our reserves for claims incurred but not reported for life products. We also consider the benefit payments from the U.S. Social Security Administration for which our disability members may be eligible and which may offset our liability for disability claims (known as the Social Security offset). Each period, we estimate the relevant factors, based primarily on historical data, and use these estimates to determine the assumptions underlying our reserve calculations. Given the extensive degree of judgment and uncertainty in these estimates, it is possible that our estimates could develop either favorably or unfavorably.

The discount rate is the interest rate at which future benefit cash flows are discounted to determine the present value of those cash flows. The discount rate we select is a critical estimate, as higher discount rates result in lower reserves. We set the discount rate based on the current investment yield of the portfolio of assets supporting our life and disability reserves. If the discount rate we select in estimating our reserves is lower (higher) than our actual future portfolio returns, our reserves may be higher (lower) than necessary. The discount rate we selected at June 30, 2006 was slightly lower than the rate selected at December 31, 2005. A 25 basis point decrease in the discount rates selected for our life and disability reserves (which is reasonably possible) would have increased current and future life and disability benefit costs by approximately $12 million for the six months ended June 30, 2006.
For disability claims and a portion of our life claims, we must estimate the timing of benefit payments, which takes into consideration the maximum benefit period and the probabilities of recovery (i.e., recovery rate) or death (i.e., mortality rate) of the member. Benefit payments may also be affected by a change in employment status of a disabled member, for example if the member returns to work on a part-time basis. Estimating the recovery and mortality rates of our members is complex. Our actuaries evaluate our current and historical claim patterns, the timing and amount of any Social Security offset (for disability only), as well as other factors including the relative ages of covered members and the duration of disability when developing these assumptions. For disability reserves, if our actual recovery and mortality rates are lower (higher) than our estimates, our reserves will be lower (higher) than required to cover future disability benefit payments. For certain life reserves, if the actual recovery rates are lower (higher) than our estimates or the actual mortality rates are higher (lower) than our estimates, our reserves will be lower (higher) than required to cover future life benefit payments. We use standard industry tables and our historical claim experience to develop our estimated recovery and mortality rates. Claim reserves for our disability and life claims are sensitive to these assumptions. For example, a one percent less (more) favorable assumption for our estimated recovery or mortality rates (which is reasonably possible) would have increased (decreased) current and future life and disability benefit costs by approximately $5 million for the six months ended June 30, 2006. When establishing our reserves at June 30, 2006, we have adjusted our estimates of recovery and mortality rates based on our recent experience.
We estimate a reserve for claims incurred but not reported for life products largely based on completion factors. The completion factors we use are based on our historical experience and reflect judgments and possible adjustments for data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required. At June 30, 2006, we held approximately $234 million in reserves for life claims incurred but not yet reported.
Long-term care
We establish a reserve for future policy benefits for our long-term care products at the time each policy is issued based on the present value of future benefit payments less the present value of future premiums. In establishing this reserve, we must evaluate assumptions about mortality, morbidity, lapse rates and the incidence rate (the rate at which new claims are submitted to us). We estimate the future policy benefits reserve for long-term care products using these assumptions and actuarial principles. For long-duration insurance contracts, these original assumptions are used throughout the life of the policy and are not subsequently modified unless the reserves are deemed to be inadequate. A portion of our reserves for long-term care products also reflect our estimates relating to members currently receiving benefits. These reserves are estimated primarily using recovery and mortality rates, as described above.
In cases where we project future policy benefit costs will exceed our existing reserves plus anticipated future premiums, we establish premium deficiency reserves for the amount of the expected loss in excess of expected future premiums. Any such reserves established would normally cover expected losses until the next policy renewal dates for the related policies. We did not have any material premium deficiency reserves at June 30, 2006.

NEW ACCOUNTING STANDARDS
Refer to Note 2 of Condensed Notes to Consolidated Financial Statements for a discussion of Statement of Financial Accounting Standards No. 123 Revised, “Share-Based Payment”, which was adopted retrospectively in 2006.
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
An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.
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

Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, we recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”). During the second quarter of 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation. We have appealed that ruling and intend to continue to vigorously pursue recovery from our third party insurers. However, as a result of that ruling, we concluded that the estimated insurance recoverable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement is no longer probable of collection for accounting purposes, and therefore, during the second quarter of 2006, we wrote off that recoverable. We continue to work with plaintiffs’ representatives in implementing the Physician Settlement Agreement and the issues that may arise under that agreement.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended June 30, 2006:

Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

April 1, 2006 - April 30, 2006	—	$—	—	$2,000.0
May 1, 2006 - May 31, 2006	9.9	38.92	9.9	1,613.6
June 1, 2006 - June 30, 2006	11.3	40.10	11.3	1,159.9

Total	21.2	$39.55	21.2	N/A

On September 29, 2005, January 27, 2006 and April 28, 2006, we announced that our Board authorized three share repurchase programs for the repurchase of up to $750 million, $750 million and $820 million of common stock each ($2.3 billion in aggregate). During the second quarter of 2006, we repurchased approximately 21 million shares of common stock at a cost of approximately $840 million (approximately $40 million of these repurchase transactions were settled in early July 2006), completing the September 29, 2005 authorization and utilizing a portion of the January 27, 2006 authorization. As of June 30, 2006, we had authorization to repurchase up to approximately $1.2 billion of common stock remaining under the January 27, 2006 and April 28, 2006 authorizations.
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
Item 4. Submission of Matters to a Vote of Security Holders
At Aetna’s Annual Meeting of Shareholders held April 28, 2006, the following matters were submitted to a vote:
•	Election of Aetna’s Board of Directors for a term ending in 2007,

•	Approval of the appointment of KPMG LLP, as the Company’s independent registered public accounting firm, for the year ended December 31, 2006,

•	Approval of the Aetna Inc. 2006 Employee Stock Purchase Plan, and

•	A shareholder proposal to implement cumulative voting in the election of Directors.

By vote of the shareholders, each of our Board of Director nominees was elected, KPMG was approved as our independent registered public accounting firm for 2006 and the Aetna Inc. 2006 Employee Stock Purchase Plan was approved. The shareholder proposal was not approved. The detailed results of the voting on these matters were as follows:
Election of Directors:

	Votes	Votes
(Millions)	For	Withheld

Betsy Z. Cohen	475.3	17.3
Molly J. Coye, M.D.	487.4	5.2
Barbara H. Franklin	457.0	35.6
Jeffrey E. Garten	480.8	11.8
Earl G. Graves	459.7	32.8
Gerald Greenwald	459.9	32.6
Ellen M. Hancock	452.7	39.9
Michael H. Jordan	469.9	22.6
Edward J. Ludwig	466.6	25.9
Joseph P. Newhouse	481.3	11.2
John W. Rowe, M.D.	473.5	19.1
Ronald A. Williams	475.9	16.7
Other matters voted upon:

	Votes	Votes		Broker
(Millions)	For	Against	Abstentions	Non-Votes

Management Proposals:
Approval of appointment of independent registered public accounting firm	477.9	9.5	5.2	—

Approval of the Aetna Inc. 2006 Employee Stock Purchase Plan	416.7	24.6	4.5	46.7

Shareholder Proposal:
Requesting implementation of cumulative voting in the election of Directors	123.3	264.3	58.3	46.7

Item 6. Exhibits
Exhibits to this Form 10-Q are as follows:
11	Statements re: computation of per share earnings

11.1	Incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratios.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 27, 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant

Date: July 27, 2006	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratios.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated July 27, 2006.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic