Form 10-Q
period 2006-09-30
AETNA INC /PA/
filed 2006-10-26
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-16095
Aetna Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2229683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

151 Farmington Avenue, Hartford, CT (Address of principal executive offices)	06156 (Zip Code)

Registrant’s telephone number, including area code	(860) 273-0123
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                        ☐ Yes ☑ No
There were 522.0 million shares of voting common stock with a par value of $.01 outstanding at September 30, 2006.

		Page
Part I	Financial Information

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

Part II	Other Information

Item 1.	Legal Proceedings	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6.	Exhibits	47

Signatures		48
Index to Exhibits		49
EX-10.1: FORM OF 2000 STOCK INCENTIVE PLAN
EX-10.2: FORM OF 2000 STOCK INCENTIVE PLAN
EX-10.3: FORM OF 2000 STOCK INCENTIVE PLAN
EX-10.4: FORM OF NON-EMPLOYEE DIRECTOR COMPENSATION PLAN
EX-10.5: CONSULTING AGREEMENT
EX-12.1: COMPUTATION OF RATIOS
EX-15.1: LETTER FROM KPMG LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Part I Financial Information
Item 1. Financial Statements
Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2006	2005	2006	2005

Revenue:
Health care premiums	$4,820.3	$4,291.3	$14,308.3	$12,490.5
Other premiums	472.5	494.2	1,482.5	1,494.4
Fees and other revenue *	712.9	626.8	2,121.4	1,793.3
Net investment income	278.3	279.9	852.1	827.7
Net realized capital gains	15.5	8.5	21.9	18.6

Total revenue	6,299.5	5,700.7	18,786.2	16,624.5

Benefits and expenses:
Health care costs **	3,797.4	3,390.4	11,481.9	9,683.6
Current and future benefits	554.1	581.8	1,733.6	1,778.4
Operating expenses:
Selling expense	231.7	214.1	715.3	623.0
General and administrative expenses	925.6	885.1	2,876.3	2,673.5

Total operating expenses	1,157.3	1,099.2	3,591.6	3,296.5

Interest expense	39.9	32.5	107.2	90.2
Amortization of other acquired intangible assets	22.0	15.9	63.7	38.1
Reduction of reserve for anticipated future losses on discontinued products	—	—	(115.4)	(66.7)

Total benefits and expenses	5,570.7	5,119.8	16,862.6	14,820.1

Income from continuing operations before income taxes	728.8	580.9	1,923.6	1,804.4
Income taxes:
Current	213.0	183.1	611.3	515.2
Deferred	39.4	25.0	60.8	132.2

Total income taxes	252.4	208.1	672.1	647.4

Income from continuing operations	476.4	372.8	1,251.5	1,157.0
Discontinued operations, net of tax (Note 16)	—	—	16.1	—

Net income	$476.4	$372.8	$1,267.6	$1,157.0

Earnings per common share:
Basic:
Income from continuing operations	$.89	$.65	$2.26	$1.99
Discontinued operations, net of tax	—	—	.02	—

Net income	$.89	$.65	$2.28	$1.99

Diluted:
Income from continuing operations	$.85	$.62	$2.16	$1.91
Discontinued operations, net of tax	—	—	.03	—

Net income	$.85	$.62	$2.19	$1.91

*	Fees and other revenue include administrative services contract member co-payment revenue and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $10.3 million and $26.4 million (net of pharmaceutical and processing costs of $342.2 million and $1.0 billion) for the three and nine months ended September 30, 2006, respectively, and $7.4 million and $15.5 million (net of pharmaceutical and processing costs of $226.2 million and $644.9 million) for the three and nine months ended September 30, 2005, respectively.

**	Health care costs have been reduced by fully insured member co-payment revenue related to our mail order and specialty pharmacy operations of $24.4 million and $70.2 million for the three and nine months ended September 30, 2006, respectively, and $20.5 million and $57.3 million for the three and nine months ended September 30, 2005, respectively.
Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At September 30,	At December 31,
(Millions)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$1,214.3	$1,192.6
Investment securities	13,263.3	13,366.2
Other investments	234.1	96.8
Premiums receivable, net	429.0	349.2
Other receivables, net	533.3	366.7
Accrued investment income	186.2	184.9
Collateral received under securities loan agreements	924.4	1,138.8
Loaned securities	895.8	1,115.7
Deferred income taxes	35.8	—
Other current assets	492.2	423.8

Total current assets	18,208.4	18,234.7

Long-term investments	1,681.6	1,662.1
Mortgage loans	1,381.2	1,460.8
Investment real estate	188.1	207.2
Reinsurance recoverables	1,115.7	1,143.7
Goodwill	4,622.7	4,523.2
Other acquired intangible assets, net	713.5	724.9
Property and equipment, net	276.3	272.8
Deferred income taxes	40.1	68.7
Other long-term assets	1,800.1	1,602.8
Separate Accounts assets	16,914.6	14,532.4

Total assets	$46,942.3	$44,433.3

Liabilities and shareholders’ equity
Current liabilities:
Health care costs payable	$1,954.5	$1,817.0
Future policy benefits	793.2	806.1
Unpaid claims	778.7	752.1
Unearned premiums	187.7	156.9
Policyholders’ funds	595.7	757.7
Collateral payable under securities loan agreements	924.4	1,138.8
Short-term debt	1.5	—
Current portion of long-term debt	—	450.0
Income taxes payable	72.5	36.7
Deferred income taxes	—	10.4
Accrued expenses and other current liabilities	1,891.0	1,691.1

Total current liabilities	7,199.2	7,616.8

Future policy benefits	7,469.2	7,642.1
Unpaid claims	1,165.5	1,144.9
Policyholders’ funds	1,291.0	1,304.2
Long-term debt, less current portion	2,442.0	1,155.7
Other long-term liabilities	810.7	848.5
Separate Accounts liabilities	16,914.6	14,532.4

Total liabilities	37,292.2	34,244.6

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 2.8 billion shares authorized, 522.0 million shares issued and outstanding in 2006 and 1.4 billion shares authorized, 566.5 million shares issued and outstanding in 2005)	660.4	2,414.7
Retained earnings	8,970.4	7,723.7
Accumulated other comprehensive income	19.3	50.3

Total shareholders’ equity	9,650.1	10,188.7

Total liabilities and shareholders’ equity	$46,942.3	$44,433.3

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Number of	Common		Accumulated
	Common	Stock and		Other	Total
	Shares	Additional	Retained	Comprehensive	Shareholders’	Comprehensive
(Millions)	Outstanding	Paid-in Capital	Earnings	(Loss) Income	Equity	Income

Nine Months Ended September 30, 2006
Balance at December 31, 2005	566.5	$2,414.7	$7,723.7	$50.3	$10,188.7
Comprehensive income:
Net income	—	—	1,267.6	—	1,267.6	$1,267.6
Other comprehensive income:
Net unrealized losses on securities (1)	—	—	—	(41.0)	(41.0)
Net foreign currency gains	—	—	—	.9	.9
Net derivative gains (1)	—	—	—	9.1	9.1

Other comprehensive income	—	—	—	(31.0)	(31.0)	(31.0)

Total comprehensive income						$1,236.6

Common shares issued for benefit plans, including tax benefit	7.1	209.4	—	—	209.4
Repurchases of common shares	(51.6)	(1,963.7)	—	—	(1,963.7)
Dividends declared	—	—	(20.9)	—	(20.9)

Balance at September 30, 2006	522.0	$660.4	$8,970.4	$19.3	$9,650.1

Nine Months Ended September 30, 2005
Balance at December 31, 2004	586.0	$3,541.5	$6,161.8	$(541.5)	$9,161.8
Comprehensive income:
Net income	—	—	1,157.0	—	1,157.0	$1,157.0
Other comprehensive loss:
Net unrealized losses on securities (1)	—	—	—	(104.8)	(104.8)
Net foreign currency gains	—	—	—	.8	.8
Net derivative losses (1)	—	—	—	(3.0)	(3.0)

Other comprehensive loss	—	—	—	(107.0)	(107.0)	(107.0)

Total comprehensive income						$1,050.0

Common shares issued for benefit plans, including tax benefits	18.6	442.9	—	—	442.9
Repurchases of common shares	(32.6)	(1,238.4)	—	—	(1,238.4)
Dividends declared	—	—	(11.4)	—	(11.4)

Balance at September 30, 2005	572.0	$2,746.0	$7,307.4	$(648.5)	$9,404.9

(1)	Net of reclassification adjustments (refer to Note 8).
Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2006	2005

Cash flows from operating activities:
Net income	$1,267.6	$1,157.0
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	(16.1)	—
Physicians class action settlement insurance-related charge	72.4	—
Depreciation and amortization	197.9	147.5
Amortization of net investment premium	13.3	19.5
Stock-based compensation expense	61.9	83.8
Net realized capital gains	(21.9)	(18.6)
Changes in assets and liabilities:
(Increase) decrease in accrued investment income	(1.3)	12.0
Increase in premiums due and other receivables	(122.6)	(106.7)
Net change in income taxes	68.5	290.6
Net change in other assets and other liabilities	(270.7)	(383.1)
Net decrease in health care and insurance liabilities	(36.4)	(60.4)
Other, net	(69.3)	(32.4)

Net cash provided by operating activities of continuing operations	1,143.3	1,109.2
Discontinued operations, net (Note 16)	49.7	—

Net cash provided by operating activities	1,193.0	1,109.2

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	7,900.9	8,002.9
Other investments	1,160.1	874.1
Cost of investments in:
Debt securities available for sale	(7,693.6)	(7,497.2)
Other investments	(1,057.3)	(798.4)
Increase in property, equipment and software	(203.8)	(183.1)
Cash used for acquisitions, net of cash acquired	(159.9)	(1,021.5)

Net cash used for investing activities	(53.6)	(623.2)

Cash flows from financing activities:
Deposits and interest credited for investment contracts	23.4	30.6
Withdrawals of investment contracts	(195.0)	(30.2)
Net issuance of short-term debt	1.5	—
Proceeds from issuance of long-term debt, net of issuance costs	1,978.9	—
Repayment of long-term debt	(1,150.0)	—
Common shares issued under benefit plans	81.3	223.5
Stock-based compensation tax benefits	66.5	137.5
Common shares repurchased	(1,924.3)	(1,210.7)

Net cash used for financing activities	(1,117.7)	(849.3)

Net increase (decrease) in cash and cash equivalents	21.7	(363.3)
Cash and cash equivalents, beginning of period	1,192.6	1,396.0

Cash and cash equivalents, end of period	$1,214.3	$1,032.7

Supplemental cash flow information:
Interest paid	$93.9	$105.5
Income taxes paid	487.4	218.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)
Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout these Notes refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).
1. Organization
Our operations include three business segments:
•	Health Care consists of medical, pharmacy benefits management and dental and vision plans offered on both a Risk basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit products. Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor or member in the case of HSAs). We also offer specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

•	Group Insurance includes primarily group life insurance products offered on a Risk basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group Insurance also includes group disability products offered on both a Risk and an ASC basis which consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities, primarily on a Risk basis. Additionally, as a result of the Broadspire Disability acquisition on March 31, 2006 (refer to Note 3), Group Insurance includes absence management services, including short-term and long-term disability administration and leave management, to employers. In the fourth quarter of 2006, we decided to exit the long-term care insurance market and no longer solicit or accept new long-term care customers. Over the next two to three years, we will work with our customers on an orderly transition of this business to other carriers. This decision will not have a material impact on our financial condition or results of operations.

•	Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products (refer to Note 15 for additional information).
On January 27, 2006, our Board of Directors (the “Board”) declared a two-for-one stock split of our common shares (“common stock”) which was effected in the form of a 100% common stock dividend. All shareholders of record at the close of business on February 7, 2006 received one additional share of common stock for each share held on that date distributed in the form of a stock dividend on February 17, 2006. All share and per share amounts in the accompanying unaudited consolidated financial statements and related notes have been adjusted to reflect the stock split for all periods presented.
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
FAS 123R requires companies to expense the fair value of all stock-based compensation awards (including stock options, stock appreciation rights, restricted stock units and other stock-based awards) issued to employees and non-employees, eliminating the alternative of measuring such awards using the intrinsic value method. FAS 123R requires the fair value to be calculated using a quoted market price or a valuation model (such as the modified Black-Scholes or binomial-lattice models) if a quoted market price is not available. Consistent with our historical practice of measuring the fair value of stock-based compensation for our pro forma disclosures, we utilize a modified Black-Scholes model to determine the fair value of our stock-based compensation awards. Stock-based compensation expense is measured at the grant date, based on the fair value of the award and is recognized as expense over the requisite service period, which primarily is the vesting period, except for retirement eligible individuals for whom a majority of the expense is recognized in the year of grant.
The amendment to FAS 95 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as financing cash inflows rather than as a reduction in income taxes paid, which is included within operating cash flows.
We utilized the modified-retrospective approach of adopting FAS 123R. Under this approach, beginning January 1, 2006, all prior period financial information was adjusted to reflect our stock-based compensation activity since 1995. The modified-retrospective application of FAS 123R resulted in a reduction in net income for the three and nine months ended September 30, 2005 of $5 million ($8 million pretax) and $55 million ($84 million pretax), respectively. Basic and diluted net income per common share were each reduced by $.01 per share for the three months ended September 30, 2005 and $.09 per share for the nine months ended September 30, 2005. Additionally, $138 million of cash inflows related to tax deductions in excess of recognized compensation costs have been reclassified from operating cash flows to financing cash flows for the nine months ended September 30, 2005.
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
Future Application of Accounting Standards
Pensions & Other Postretirement Benefits
FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” was issued in September 2006. FAS 158 will require us to recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans as an asset or a liability, respectively, on the balance sheet and recognize changes in that net funded status in the year in which changes occur through other comprehensive income (a component of our shareholders’ equity). FAS 158 will also require that we measure the plan assets and benefit obligations of these plans as of December 31 of each year (currently, we measure the status of these plans on September 30).
In accordance with FAS 158, we will initially recognize the overfunded and underfunded status of our defined benefit pension and other postretirement plans, as applicable, on our consolidated balance sheet and incorporate the required disclosures as of December 31, 2006. Upon adoption of FAS 158 as of December 31, 2006, we will recognize the net underfunded status of our defined benefit pension and other postretirement plans, which will result in an estimated $660 million charge to other comprehensive income. The requirement to measure plan assets and benefit obligations as of December 31 is effective December 31, 2008. We do not expect the adoption of FAS 158 to have a material impact on our results of operations.
Certain Financial Instruments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” which clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income. We will implement FAS 155 beginning with financial instruments acquired on or after January 1, 2007, which is the effective date of FAS 155. We do not expect the adoption of FAS 155 to have a material impact on our financial position at our date of adoption. However, FAS 155 may affect future income recognition for certain financial instruments that contain certain embedded derivatives as any changes in their fair values will be recognized in net income each period.
Uncertain Tax Positions
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition. We will adopt FIN 48 beginning January 1, 2007, which is the effective date of FIN 48. We are currently analyzing the impact of adopting FIN 48.
Fair Value Measurements
In September 2006, the FASB issued FAS 157 “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require new fair value measurements. We will adopt FAS 157 beginning January 1, 2008. We do not expect the adoption of FAS 157 to have a material impact on our financial position or results of operations.

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
3. Acquisition
On March 31, 2006, we acquired the disability and leave management businesses of Broadspire Services, Inc. and Broadspire Management Services, Inc. (collectively, “Broadspire Disability”) for approximately $161 million. Broadspire Disability operates as a third party administrator offering absence management services, including short-term and long-term disability administration and leave management to employers. At September 30, 2006, approximately $10 million of the purchase price will be payable upon the resolution of certain future events. We recorded approximately $99 million of goodwill associated with the acquisition of Broadspire Disability, representing the purchase price in excess of the fair value of the net assets acquired (which includes approximately $48 million of intangible assets, primarily consisting of a customer list and technology).
4. Earnings Per Common Share
Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is computed similar to basic EPS, except that it reflects the potential dilution that could occur if dilutive securities were exercised or converted into common stock.
The computation for basic and diluted EPS from continuing operations for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2006	2005	2006	2005

Income from continuing operations	$476.4	$372.8	$1,251.5	$1,157.0

Weighted average shares used to compute basic EPS	536.6	577.4	554.8	581.8
Dilutive effect of outstanding stock-based compensation awards (1)	21.5	25.2	23.5	24.2

Weighted average shares used to compute diluted EPS	558.1	602.6	578.3	606.0

Basic EPS	$.89	$.65	$2.26	$1.99

Diluted EPS	$.85	$.62	$2.16	$1.91

(1)	Approximately 5.4 million and 5.3 million stock appreciation rights (with exercise prices ranging from $38.43 to $52.11) were not included in the calculation of diluted earnings per common share for the three and nine months ended September 30, 2006, respectively, as their exercise prices were greater than the average market price of our common stock during such periods.

5. Operating Expenses
For the three and nine months ended September 30, 2006 and 2005, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Selling expenses	$231.7	$214.1	$715.3	$623.0

General and administrative expenses:
Salaries and related benefits	583.0	541.0	1,728.5	1,674.9
Other general and administrative expenses	342.6	344.1	1,147.8	998.6

Total general and administrative expenses	925.6	885.1	2,876.3	2,673.5

Total operating expenses	$1,157.3	$1,099.2	$3,591.6	$3,296.5

6. Goodwill and Other Acquired Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 and 2005 were as follows:

(Millions)	2006	2005

Balance, beginning of period	$4,523.2	$3,687.8
Goodwill acquired:
Active Health	—	310.6
HMS	—	240.4
Broadspire Disability	99.0	—
SRC	—	127.7
Other	.5	3.1

Balance, end of the period	$4,622.7	$4,369.6

Other acquired intangible assets at September 30, 2006 and December 31, 2005 were as follows:

		Accumulated		Amortization
(Millions)	Cost	Amortization	Net Balance	Period (Years)

September 30, 2006
Other acquired intangible assets:
Customer lists	$1,169.6	$961.9	$207.7	4-10
Provider networks	696.2	274.8	421.4	12-25
Technology	56.5	17.4	39.1	3-5
Other	32.6	9.6	23.0	3-12
Trademarks	22.3	—	22.3	Indefinite

Total other acquired intangible assets	$1,977.2	$1,263.7	$713.5

December 31, 2005
Other acquired intangible assets:
Customer lists	$1,132.4	$937.5	$194.9	4-9
Provider networks	696.2	253.2	443.0	12-25
Technology	44.1	6.2	37.9	3-5
Other	29.9	3.1	26.8	3-12
Trademarks	22.3	—	22.3	Indefinite

Total other acquired intangible assets	$1,924.9	$1,200.0	$724.9

Annual pretax amortization for other acquired intangible assets over the next five calendar years is estimated to be as follows:

(Millions)

2007	$87.2
2008	79.8
2009	68.8
2010	65.0
2011	60.3

7. Investments
Total investments at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006					December 31, 2005
(Millions)	Current		Long-term		Total	Current		Long-term		Total

Debt securities available for sale:
Available for use in current operations	$13,127.5	(1)	$—		$13,127.5	$13,216.9	(1)	$—		$13,216.9
Loaned securities	895.8		—		895.8	1,115.7		—		1,115.7
On deposit, as required by regulatory authorities	—		501.6	(3)	501.6	—		522.4	(3)	522.4

Debt securities available for sale	14,023.3		501.6		14,524.9	14,332.6		522.4		14,855.0
Equity securities available for sale	31.8	(1)	40.3	(3)	72.1	34.5	(1)	26.7	(3)	61.2
Short-term investments	104.0	(1)	—		104.0	114.8	(1)	—		114.8
Mortgage loans	230.6	(2)	1,381.2		1,611.8	86.7	(2)	1,460.8		1,547.5
Investment real estate	—	(2)	188.1		188.1	7.4	(2)	207.2		214.6
Other investments	3.5	(2)	1,139.7	(3)	1,143.2	2.7	(2)	1,113.0	(3)	1,115.7

Total investments	$14,393.2		$3,250.9		$17,644.1	$14,578.7		$3,330.1		$17,908.8

(1)	Included in investment securities on the Consolidated Balance Sheets totaling $13.3 billion and $13.4 billion at September 30, 2006 and December 31, 2005, respectively.

(2)	Included in other investments on the Consolidated Balance Sheets totaling $234.1 million and $96.8 million at September 30, 2006 and December 31, 2005, respectively.

(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.7 billion at both September 30, 2006 and December 31, 2005.
Components of net investment income for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Debt securities	$193.8	$204.4	$602.0	$634.8
Mortgage loans	36.7	34.5	95.9	98.0
Cash equivalents and other short-term investments	31.6	15.3	85.1	40.4
Other	24.7	35.5	94.5	82.3

Gross investment income	286.8	289.7	877.5	855.5
Less: investment expenses	(8.5)	(9.8)	(25.4)	(27.8)

Net investment income (1)	$278.3	$279.9	$852.1	$827.7

(1)	Includes amounts related to experience-rated contract holders of $32.0 million and $100.0 million during the three and nine months ended September 30, 2006, respectively, and $36.5 million and $110.4 million during the three and nine months ended September 30, 2005, respectively. Interest credited to experience-rated contract holders is included in current and future benefits on the Consolidated Statements of Income.

Net realized capital gains (losses) for the three and nine months ended September 30, 2006 and 2005, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Debt securities	$9.1	$11.1	$1.2	$14.5
Equity securities	.4	—	4.3	—
Derivatives	.6	(4.6)	8.5	(1.6)
Real estate	5.4	2.0	9.3	6.0
Other	—	—	(1.4)	(.3)

Pretax net realized capital gains	$15.5	$8.5	$21.9	$18.6

Net realized capital gains related to experience-rated contract holders of $4 million and $10 million for the three and nine months ended September 30, 2006, respectively, and $5 million and $3 million for the three and nine months ended September 30, 2005, respectively, were deducted from net realized capital gains, and an offsetting amount is reflected in policyholders’ funds. Net realized capital gains related to discontinued products of $8 million and $28 million for the three and nine months ended September 30, 2006, respectively, and $12 million for both the three and nine months ended September 30, 2005 were deducted from net realized capital gains, and an offsetting amount is reflected in the reserve for anticipated future losses on discontinued products (refer to Note 15).
8. Other Comprehensive (Loss) Income
Changes in accumulated other comprehensive (loss) income related to changes in net unrealized (losses) gains on securities (excluding those related to experience-rated contract holders and discontinued products) and derivatives for the nine months ended September 30, 2006 and 2005 were as follows:

(Millions)	2006	2005

Securities:
Net unrealized holding losses arising during the period (1)	$(46.1)	$(108.0)
Less: reclassification adjustment for losses included in net income (2)	(5.1)	(3.2)

Net unrealized losses on securities	$(41.0)	$(104.8)

Derivatives:
Net derivative gains (losses) arising during the period (3)	$14.8	$(4.3)
Less: reclassification adjustment for gains (losses) included in net income (4)	5.7	(1.3)

Net derivative gains (losses)	$9.1	$(3.0)

(1)	Pretax net unrealized holding losses arising during the nine months ended September 30, 2006 and 2005 were $(70.8) million and $(166.2) million, respectively.

(2)	Pretax reclassification adjustments for losses included in net income were $(7.8) million and $(4.9) million for the nine months ended September 30, 2006 and 2005, respectively.

(3)	Pretax net derivative gains (losses) arising during the nine months ended September 30, 2006 and 2005 were $22.8 million and $(6.5) million, respectively.

(4)	Pretax reclassification adjustments for gains (losses) included in net income were $8.8 million and $(2.0) million for the nine months ended September 30, 2006 and 2005, respectively.

9. Employee Benefit Plans
Defined Benefit Retirement Plans
Components of the net periodic benefit cost of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$24.5	$23.2	$73.5	$69.6	$.1	$.1	$.3	$.3
Interest cost	70.8	68.5	212.4	205.5	6.3	7.0	18.9	21.0
Expected return on plan assets	(102.7)	(92.6)	(308.1)	(277.8)	(1.0)	(1.1)	(3.0)	(3.3)
Amortization of prior service cost	1.4	1.3	4.2	3.9	(.5)	(.3)	(1.5)	(.9)
Recognized net actuarial loss	19.3	18.6	57.9	55.8	1.8	1.5	5.4	4.5

Net periodic benefit cost	$13.3	$19.0	$39.9	$57.0	$6.7	$7.2	$20.1	$21.6

Stock-Based Compensation Plans
Our stock-based compensation plans (the “Plans”) provide for awards of stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”), deferred contingent common stock and the ability for employees to purchase common stock at a discount. At September 30, 2006, approximately 101 million common shares were available for issuance under the Plans.
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
We estimate the fair value of stock options and awards of SARs using a modified Black-Scholes option pricing model. The fair value of RSUs is based on the market price of our common stock on the date of grant. Stock options and SARs granted in the three and nine months ended September 30, 2006 had a weighted average fair value of $13.18 and $16.43, respectively, and $13.31 and $10.83, respectively, for the corresponding periods in 2005 using the assumptions noted in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Dividend yield	.1%	.1%	.1%	.1%
Expected volatility	33.1%	30.6%	30.9%	31.3%
Risk-free interest rate	4.8%	4.1%	4.6%	3.7%
Expected term (years)	4.5	4.5	4.5	4.5

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

The stock option and SAR transactions for the nine months ended September 30, 2006 were as follows:

	Number of Stock	Exercise	Contractual	Intrinsic
(Millions, except exercise price)	Options or SARs	Price	Life (Years)	Value

Stock options
Outstanding at December 31, 2005	53.4	$14.80	6.2	$1,727.5
Granted	—	—	—	—
Exercised	(6.9)	10.68	—	231.9
Expired or forfeited	(.4)	22.23	—	—

Outstanding at September 30, 2006	46.1	$15.34	5.6	$1,115.8

Stock options exercisable at September 30, 2006	40.7	$12.97	5.2	$1,082.4

SARs
Outstanding at December 31, 2005	—	$—	—	$—
Granted	5.5	49.91	—	—
Exercised	—	—	—	—
Expired or forfeited	(.1)	50.21	—	—

Outstanding at September 30, 2006	5.4	$49.90	9.1	$—	(1)

SARs exercisable at September 30, 2006	.3	$50.21	4.4	$—

(1)	Amounts rounded to zero.
During the three and nine months ended September 30, 2006 and 2005, the following activity occurred under our Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Cash received from stock option exercises	$19.6	$31.0	$73.5	$210.1
Intrinsic value (the excess of stock price on the date of exercise over the exercise price)	43.0	73.3	231.8	457.0
Tax benefits realized for the tax deductions from stock options exercised (1)	15.1	24.2	81.1	160.7
Fair value of stock options vested (2)	1.6	.4	62.4	69.9

(1)	No SARs were exercised during these periods.

(2)	No SARs vested during these periods.
We settle employee stock options with newly issued common stock and generally utilize the proceeds to repurchase common stock in the open market in the same period.

The following is a summary of information regarding stock options and SARs outstanding and exercisable at September 30, 2006 (number of stock options and SARs and aggregate intrinsic values in millions):

	Outstanding						Exercisable
			Weighted
			Average	Weighted					Weighted
			Remaining	Average	Aggregate				Average	Aggregate
	Number		Contractual	Exercise	Intrinsic		Number		Exercise	Intrinsic
Range of Exercise Prices	Outstanding		Life (Years)	Price	Value		Exercisable		Price	Value

Stock options
$0.00-$5.21	1.3		2.9	$4.95	$43.4		1.3		$4.95	$43.4
5.21-10.42	14.6		4.3	8.19	457.4		14.6		8.19	457.4
10.42-15.63	13.6		5.0	10.63	392.1		13.5		10.63	391.8
15.63-20.84	8.4		6.8	19.36	169.8		8.4		19.37	168.8
20.84-26.06	.3		7.5	21.95	5.4		.3		21.93	4.7
26.06-31.27	—	(1)	8.1	27.54	—	(1)	—		—	—
31.27-36.48	7.7		7.9	33.38	47.5		2.6		33.38	16.2
36.48-41.69	.2		8.6	38.90	.2		—	(1)	38.83	.1
41.69-46.90	—	(1)	8.9	42.16	—		—	(1)	42.16	—

$0.00-$46.90	46.1		5.6	$15.34	$1,115.8		40.7		$12.97	$1,082.4

SARs
$31.27-$36.48	—	(1)	9.9	$35.37	$—	(1)	—		$—	$—
36.48-41.69	.2		9.8	39.90	—	(1)	—		—	—
41.69-46.90	—		—	—	—		—		—	—
46.90-52.11	5.2		9.1	50.20	—		.3		50.21	—

$31.27-$52.11	5.4		9.1	$49.90	$—		.3		$50.21	$—

(1)	Amounts rounded to zero.
RSU transactions for the nine months ended September 30, 2006 were as follows (number of units in millions):

			Weighted
			Average
			Grant Date
	RSUs		Fair Value

RSUs at December 31, 2005	—	(1)	$34.62
Granted	.8		50.12
Vested	—	(1)	35.05
Forfeited	—	(1)	50.21

RSUs at September 30, 2006	.8		$49.80

(1)	Amounts rounded to zero.
For the three and nine months ended September 30, 2006, we recorded pretax stock-based compensation expense of $12 million and $62 million, respectively, and $8 million and $84 million, respectively, for the corresponding periods in 2005, in general and administrative expenses. We also recorded related tax benefits of $4 million and $22 million for the three and nine months ended September 30, 2006, respectively, and $3 million and $29 million, respectively, for the corresponding periods in 2005. As of September 30, 2006, $89 million of total unrecognized compensation costs related to stock options, SARs and RSUs are expected to be recognized over a weighted-average period of 2.1 years.
All of our employees are eligible to participate in our Employee Stock Purchase Plan (the “ESPP”). Employees may contribute a percentage of their base salary through payroll deductions. Contributions are accumulated for a six-month offering period and used to purchase stock at the end of the six-month offering period (the “Purchase Date”). On the Purchase Date, stock is purchased for all participating employees based on the contributions accumulated (subject to a $25,000 annual limit per employee). A six-month accumulation period commenced on December 19, 2005 and ended on June 16, 2006. The purchase price for this offering was at a 5% discount from the closing price of our common stock on the Purchase Date. For the six months ended June 30, 2006, approximately .1 million shares of common stock were purchased under the ESPP at the purchase price of $37.27 per share. On June 19, 2006, another six-month accumulation period commenced. This accumulation period ends on December 15, 2006, and the purchase price for this offering is at a 5% discount from the closing price of our common stock on the Purchase Date.
10. Debt
The carrying value of long-term debt at September 30, 2006 and December 31, 2005 was as follows:

(Millions)	September 30, 2006	December 31, 2005

Senior notes, 7.375%, due 2006 (1)	$—	$450.0
Senior notes, 5.75%, due 2011	449.5	—
Senior notes, 7.875%, due 2011	448.4	448.1
Senior notes, 6.0%, due 2016	745.7	—
Senior notes, 6.625%, due 2036	798.4	—
Senior notes, 8.50%, due 2041 (2)	—	707.6

Total long-term debt	2,442.0	1,605.7
Less current portion of long-term debt (1)	—	(450.0)

Long-term debt, less current portion	$2,442.0	$1,155.7

(1)	The 7.375% senior notes were repaid in February 2006.

(2)	The 8.5% senior notes were redeemed and repaid in June 2006.
In June 2006, we issued $2.0 billion of senior notes, comprised of $450 million of 5.75% senior notes due 2011, $750 million of 6.0% senior notes due 2016 and $800 million of 6.625% senior notes due 2036. The proceeds from these senior notes were used to redeem the entire $700 million aggregate principal amount of our 8.5% senior notes due 2041 and to repay approximately $400 million of commercial paper borrowings, outstanding since the March 1, 2006 maturity of the entire $450 million aggregate principal amount of our 7.375% senior notes. The remainder of the net proceeds were used for general corporate purposes, including share repurchases. In connection with the redemption of the $700 million, 8.5% senior notes, we wrote-off deferred debt issuance costs associated with these senior notes and recognized the deferred gain from the interest rate swaps that hedged these senior notes (in May 2005, we sold these interest rate swaps; the resulting gain from which was to be amortized over the remaining life of these senior notes). As a result of the foregoing, we recorded an $8 million after tax ($12 million pretax) non-cash charge in operating expenses for the nine months ended September 30, 2006.
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
On January 20, 2006, we entered into an amended and restated unsecured $1 billion, five-year revolving credit agreement (the “Facility”) superceding our previously existing credit facility. The Facility also provides for up to $150 million of letters of credit to be issued at our request, which count as usage of the available commitments under the Facility. The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. Various interest rate options are available under the Facility. Any revolving borrowings mature on the termination date of the Facility. We pay facility fees on the Facility ranging from .05% to .175% per annum, depending upon our long-term senior unsecured debt rating. The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2005 at or below .4 to 1.0. For this purpose, consolidated capitalization equals the sum of shareholders’ equity, excluding any minimum pension liability adjustment and any net unrealized capital gains and losses, and total debt (as defined in the Facility). We met this requirement at September 30, 2006.

In January 2006, certain of our subsidiaries entered in a one-year $45 million variable funding credit program with a bank to provide short-term liquidity to those subsidiaries. Borrowings under this program are secured by certain assets of those subsidiaries. At September 30, 2006, there was $1.5 million outstanding under this program at an interest rate of 6.11%.
11. Capital Stock
On September 29, 2005, January 27, 2006, April 28, 2006 and September 29, 2006 the Board authorized four share repurchase programs for the repurchase of up to $750 million, $750 million, $820 million and $750 million, respectively, of common stock ($3.1 billion in aggregate). During the nine month period ended September 30, 2006, we repurchased approximately 52 million shares of common stock at a cost of approximately $2.0 billion (approximately $59 million of these repurchase transactions were settled in early October 2006), completing the September 29, 2005 and January 27, 2006 authorizations and utilizing a portion of the April 28, 2006 authorization. As of September 30, 2006, we had authorization to repurchase up to approximately $937 million of common stock remaining under the April 28, 2006 and September 29, 2006 authorizations.
In connection with the stock split described in Note 1, the Board approved an amendment to our Articles of Incorporation. The amendment increased the number of common shares we may issue to 2.9 billion shares effective February 17, 2006 (which has subsequently been reduced due to our share repurchase activity). This increase is in the same proportion that the shares distributed in the stock dividend increased the number of issued common shares.
On September 29, 2006, the Board declared an annual cash dividend of $.04 per share to shareholders of record at the close of business on November 15, 2006. The dividend will be paid on November 30, 2006.
12. Dividend Restrictions and Statutory Surplus
Under regulatory requirements as of September 30, 2006, the amount of dividends that may be paid through the end of 2006 by our insurance and HMO subsidiaries to Aetna without prior approval by regulatory authorities is approximately $336 million in the aggregate. There are no such restrictions on distributions from Aetna to its shareholders.
At September 30, 2006, the combined statutory capital and surplus of our insurance and HMO subsidiaries was $4.4 billion. At December 31, 2005, such capital and surplus was $4.5 billion.
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

Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, we recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”). During the second quarter of 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation. We have appealed that ruling and intend to continue to vigorously pursue recovery from our third party insurers. However, as a result of that ruling, we concluded that the estimated insurance recoverable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement is no longer probable of collection for accounting purposes, and therefore, during the second quarter of 2006, we wrote-off that recoverable. We continue to work with plaintiffs’ representatives in implementing the Physician Settlement Agreement and the issues that may arise under that agreement.
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
In connection with this industry wide review, we have received, and may receive, additional subpoenas and requests for information from other attorneys general and other regulators, and we have been named in related litigation.
Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investment activities, patent infringement and other intellectual property litigation and other litigation in our Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions. We intend to defend these matters vigorously.
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

14. Segment Information
Summarized financial information of our segments for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company

Three months ended September 30, 2006
Revenue from external customers	$5,503.4	$449.5	$52.8	$—	$6,005.7
Operating earnings (loss) (1)	447.0	34.6	10.6	(25.9)	466.3

Three months ended September 30, 2005
Revenue from external customers	$4,907.3	$445.9	$59.1	$—	$5,412.3
Operating earnings (loss) (1)	346.5	32.3	9.6	(21.1)	367.3

Nine months ended September 30, 2006
Revenue from external customers	$16,361.0	$1,391.1	$160.1	$—	$17,912.2
Operating earnings (loss) (1)	1,160.5	102.8	30.0	(69.6)	1,223.7

Nine months ended September 30, 2005
Revenue from external customers	$14,251.0	$1,361.0	$166.2	$—	$15,778.2
Operating earnings (loss) (1)	1,046.2	92.7	21.2	(58.6)	1,101.5

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

The following table reconciles operating earnings to income from continuing operations in the Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Operating earnings	$466.3	$367.3	$1,223.7	$1,101.5
Net realized capital gains, net of tax	10.1	5.5	14.2	12.1
Reduction of reserve for anticipated future losses on discontinued products (1)	—	—	75.0	43.4
Physician class action settlement insurance-related charge (2)	—	—	(47.1)	—
Debt refinancing charge (3)	—	—	(8.1)	—
Acquisition-related software charge (4)	—	—	(6.2)	—

Income from continuing operations	$476.4	$372.8	$1,251.5	$1,157.0

(1)	We reduced the reserve for anticipated future losses on discontinued products by $75.0 million ($115.4 million pretax) and $43.4 million ($66.7 million pretax) in the nine months ended September 30, 2006 and 2005, respectively. We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited/charged to the reserve and do not affect our results of operations. Refer to Note 15 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

(2)	As a result of a trial court’s ruling in the nine months ended September 30, 2006, we concluded that a $72.4 million pretax receivable from third party insurers related to certain litigation we settled in 2003 was no longer probable of collection for accounting purposes. As a result, we wrote-off this receivable in the nine months ended September 30, 2006. We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006 (refer to Note 13).

(3)	In connection with the issuance of $2.0 billion of our senior notes in the nine months ended September 30, 2006, we redeemed all $700 million of our 8.5% senior notes due 2041. In connection with this redemption, we wrote-off debt issuance costs associated with the 8.5% senior notes due 2041 and recognized the deferred gain from the interest rate swaps that had hedged the 8.5% senior notes due 2041 (in May 2005, we sold these interest rate swaps; the resulting gain from which was to be amortized over the remaining life of the 8.5% senior notes due 2041). As a result of the foregoing, we recorded an $8.1 million ($12.4 million pretax) net charge in the nine months ended September 30, 2006. We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006 (refer to Note 10).

(4)	As a result of the acquisition of Broadspire Disability in the nine months ended September 30, 2006, we acquired certain software which eliminated the need for similar software that we had been developing internally. As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the nine months ended September 30, 2006. This charge does not reflect the underlying business performance of Group Insurance.
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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 2006, the receivable from continuing products, net of related deferred taxes payable of $135 million on accrued interest income, was $311 million. At December 31, 2005, the receivable from continuing products, net of related deferred taxes payable of $127 million on accrued interest income, was $372 million. These amounts were eliminated in consolidation.
Results of discontinued products for the three and nine months ended September 30, 2006 and 2005 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net(1)

Three months ended September 30, 2006
Net investment income	$76.8	$—	$76.8
Net realized capital gains	7.9	(7.9)	—
Interest earned on receivable from continuing products	6.7	—	6.7
Other revenue	2.8	—	2.8

Total revenue	94.2	(7.9)	86.3

Current and future benefits	82.3	.8	83.1
Operating expenses	3.2	—	3.2

Total benefits and expenses	85.5	.8	86.3

Results of discontinued products	$8.7	$(8.7)	$—

Three months ended September 30, 2005
Net investment income	$72.3	$—	$72.3
Net realized capital gains	12.3	(12.3)	—
Interest earned on receivable from continuing products	7.4	—	7.4

Other revenue	3.8	—	3.8

Total revenue	95.8	(12.3)	83.5

Current and future benefits	85.2	(5.1)	80.1
Operating expenses	3.4	—	3.4

Total benefits and expenses	88.6	(5.1)	83.5

Results of discontinued products	$7.2	$(7.2)	$—

Nine months ended September 30, 2006
Net investment income	$236.2	$—	$236.2
Net realized capital gains	28.4	(28.4)	—
Interest earned on receivable from continuing products	22.1	—	22.1
Other revenue	13.9	—	13.9

Total revenue	300.6	(28.4)	272.2

Current and future benefits	249.0	14.4	263.4
Operating expenses	8.8	—	8.8

Total benefits and expenses	257.8	14.4	272.2

Results of discontinued products	$42.8	$(42.8)	$—

Nine months ended September 30, 2005
Net investment income	$248.0	$—	$248.0
Net realized capital gains	12.2	(12.2)	—
Interest earned on receivable from continuing products	23.1	—	23.1
Other revenue	16.3	—	16.3

Total revenue	299.6	(12.2)	287.4

Current and future benefits	258.2	21.1	279.3
Operating expenses	8.1	—	8.1

Total benefits and expenses	266.3	21.1	287.4

Results of discontinued products	$33.3	$(33.3)	$—

(1)	Amounts are reflected in the September 30, 2006 and 2005 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 2006 and December 31, 2005 were as follows: (1)

	September 30,	December 31,
(Millions)	2006	2005

Assets:
Debt securities available for sale	$2,897.0	$3,032.3
Equity securities available for sale	56.4	43.1
Mortgage loans	641.8	644.9
Investment real estate	81.0	103.6
Loaned securities	230.0	289.3
Other investments (2)	662.8	603.3

Total investments	4,569.0	4,716.5
Collateral received under securities loan agreements	237.3	295.4
Current and deferred income taxes	107.8	88.9
Receivable from continuing products (3)	445.9	498.8

Total assets	$5,360.0	$5,599.6

Liabilities:
Future policy benefits	$3,804.7	$3,908.4
Policyholders’ funds	24.6	23.5
Reserve for anticipated future losses on discontinued products	1,021.2	1,052.2
Collateral payable under securities loan agreements	237.3	295.4
Other liabilities	272.2	320.1

Total liabilities	$5,360.0	$5,599.6

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	Includes debt securities on deposit as required by regulatory authorities of $21.8 million and $21.3 million at September 30, 2006 and December 31, 2005, respectively. These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.
At September 30, 2006 and December 31, 2005, net unrealized capital gains on debt securities available for sale are included above in other liabilities and are not reflected in consolidated shareholders’ equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.
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
The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2006 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2005	$1,052.2
Operating income	9.2
Net realized capital gains	28.4
Mortality and other	5.2
Tax benefits (1)	41.6
Reserve reduction	(115.4)

Reserve for anticipated future losses on discontinued products at September 30, 2006	$1,021.2

(1)	Amount represents tax credits primarily from tax advantaged investments which were reclassified within the liabilities supporting discontinued products from deferred tax liabilities.
Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $115 million ($75 million after tax) and $67 million ($43 million after tax) of the reserve was released in the nine months ended September 30, 2006, and 2005, respectively, primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions underlying the reserve calculation.
16. Discontinued Operations
On July 8, 2004, we were notified that the Congressional Joint Committee on Taxation approved a tax refund of approximately $740 million, including interest, relating to businesses that were sold in the 1990s by our former parent company. Also in 2004, we filed for, and were approved for, an additional $35 million tax refund related to other businesses that were sold by our former parent company. The tax refunds were recorded as income from discontinued operations in 2004. We received approximately $666 million of the tax refunds during 2004 and $69 million in 2005. We received the final approximately $50 million payment of these refunds in February 2006, which resulted in an additional $16 million of income from discontinued operations for the nine months ended September 30, 2006.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2006, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005 and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 26, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this MD&A refer to Aetna Inc. (“Aetna”) and its subsidiaries (collectively, the “Company”).
OVERVIEW
We are one of the nation’s leading diversified health care benefits companies, serving approximately 29.8 million people with information and resources to help them make better informed decisions about their health care. We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life, long-term care and disability plans, and medical management capabilities. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans and government-sponsored plans. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
The following MD&A provides a review of our financial condition as of September 30, 2006 and December 31, 2005 and results of operations for the three and nine months ended September 30, 2006 and 2005. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2005 Annual Report on Form 10-K (the “2005 Annual Report”). This Overview is qualified in its entirety by the full MD&A.
Our operating profit for the three and nine months ended September 30, 2006, compared to the corresponding periods in 2005, reflects growth in our Heath Care business. The increase in our operating profit primarily reflects growth in revenue from increases in membership levels and rate increases for renewing membership in 2006 as well as continued general and administrative expense efficiencies. We experienced membership growth in both our Risk (where we assume all or a majority of risk for medical and dental care costs) and administrative services contract (“ASC”) products. As of September 30, 2006, we served approximately 15.4 million medical members (consisting of approximately 34% Risk members and 66% ASC members), 13.4 million dental members, 10.2 million pharmacy members and 15.3 million group insurance members. Our operating profit for the nine months ended September 30, 2006 increased even though we experienced a higher Commercial Risk medical cost ratio in our Health Care segment during 2006.
We continued to generate strong cash flows from operations in 2006. Cash flows provided by operating activities in 2006 reflect the receipt of approximately $50 million, representing the final refund payment from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company (refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information). Operating cash flows were used to fund ordinary course operating activities and to make $245 million in voluntary contributions to our pension plan.
Other sources and uses of cash include the proceeds from our 2006 debt offering and repurchases of our common stock, respectively. In June 2006, we issued $2.0 billion of senior notes, the proceeds of which were used to redeem our 8.5% senior notes, to repay approximately $400 million of commercial paper borrowings and for general corporate purposes, including share repurchases. Refer to Liquidity and Capital Resources – Financings, Financing Capacity and Capitalization and Note 10 of Condensed Notes to Consolidated Financial Statements for additional information. We also continued our share repurchase programs during the nine months ended September 30, 2006, repurchasing 52 million shares of our common stock at a cost of approximately $2.0 billion (approximately $59 million of these repurchase transactions were settled in early October 2006).

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“FAS”) No. 123 Revised, “Share-Based Payment” (“FAS 123R”). FAS 123R requires us to expense the fair value of all stock-based compensation awards issued to employees and non-employees. Stock-based compensation expense is measured at the grant date, based on the fair value of the award. The expense is recognized over the requisite service period, which primarily is the vesting period, except for retirement eligible individuals for whom a majority of the expense is recognized in the year of grant. We applied the modified-retrospective approach of adopting FAS 123R and accordingly, all prior period financial information was adjusted to reflect our stock compensation activity since 1995. We recorded stock-based compensation expense, included in general and administrative expenses, of $8 million ($12 million pretax) and $5 million ($8 million pretax), representing $.01 per common share each, in the third quarter of 2006 and 2005, respectively, and $40 million ($62 million pretax) and $55 million ($84 million pretax), representing $.07 and $.09 per common share, for the nine months ended September 30, 2006 and 2005, respectively. Stock-based compensation expense is recorded in each of our segments (primarily Health Care and Group Insurance). Refer to our segment results below and Notes 2 and 9 of Condensed Notes to Consolidated Financial Statements for additional information.
Summary of Consolidated Results for the Three and Nine Months Ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per share amounts)	2006	2005	2006	2005

Total revenues	$6,299.5	$5,700.7	$18,786.2	$16,624.5
Income from continuing operations (1)	476.4	372.8	1,251.5	1,157.0
Net income (2)	476.4	372.8	1,267.6	1,157.0
Income from continuing operations per common share	.85	.62	2.16	1.91
Net income per common share	.85	.62	2.19	1.91

(1)	Income from continuing operations for the three months ended September 30, 2006 and 2005 reflects favorable development of prior period health care cost estimates of approximately $29 million ($45 million pretax) and $15 million ($24 million pretax), respectively. Income from continuing operations for the nine months ended September 30, 2005 reflects the release of approximately $65 million ($103 million pretax) of reserves related to the New York Market Stabilization Pool. This development was recorded in the Health Care segment and is discussed in further detail below in the discussion of Health Care results. Other items reflected in income from continuing operations include:
➢	For the nine months ended September 30, 2006 and 2005 we reduced the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment by $75.0 million ($115.4 million pretax) and $43.4 million ($66.7 million pretax), respectively.

➢	For the nine months ended September 30, 2006 we recorded a charge of $47.1 million ($72.4 million pretax) in connection with the write off of an insurance recoverable as a result of a trial court summary judgment ruling (refer to Note 13 of Condensed Notes to Consolidated Financial Statements), and a net charge of $8.1 million ($12.4 million pretax) related to the write off of debt issuance costs and the recognition of deferred gains on terminated interest rate swaps in connection with the redemption of our 8.5% senior notes due 2041 (refer to Note 10 of Condensed Notes to Consolidated Financial Statements). Both of these charges are reflected in the Health Care segment.

➢	As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software we had been developing internally. As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the nine months ended September 30, 2006 in the Group Insurance segment.
(2)	Net income for the nine months ended September 30, 2006 includes income from discontinued operations of $16.1 million related to the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company.
Management Update
Effective October 1, 2006, Chief Executive Officer and President Ronald A. Williams was appointed Chairman of the Board succeeding John W. Rowe, M.D. who retired from Aetna and Aetna’s Board of Directors (the “Board”) on that date. In connection with his retirement, Dr. Rowe and Aetna entered into a consulting agreement on terms previously disclosed.
On April 27, 2006, we announced that Alan M. Bennett, Senior Vice President and Chief Financial Officer, plans to retire in the first quarter of 2007. Mr. Bennett has been our Chief Financial Officer since 2001. We are conducting a comprehensive search for a replacement, and Mr. Bennett is assisting us in the process to assure an orderly transition.

Acquisition of Broadspire Disability Business
On March 31, 2006, we acquired the disability and leave management businesses of Broadspire Services, Inc. and Broadspire Management Services, Inc. (collectively, “Broadspire Disability”) for approximately $161 million. Broadspire Disability operates as a third party administrator, offering absence management services, including short-term and long-term disability administration and leave management, to employers.
Severance Charge
In the fourth quarter of 2006, we will record an after tax severance charge of approximately $16 million ($24 million pretax) related to ongoing initiatives intended to streamline our organization, align our resources and reduce general and administrative expenses. This charge will consist of costs related to actions under a plan of involuntary termination of employees and will include the elimination of approximately 650 positions.
Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and is consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements. Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
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
We also display certain medical cost ratios excluding development of prior period health costs estimates. As described in the discussion of “Critical Accounting Estimates – Health Care Costs Payable,” each quarter, we reexamine previously established estimates of health care costs payable based on actual claim submissions and other changes in facts and circumstances. Decreases (increases) in prior periods’ health care cost estimates represent the effect of favorable (unfavorable) development of prior period health care cost estimates on current period results of operations at each financial statement date. We believe excluding development of prior period health care cost estimates better reflects our underlying current period health care costs.
HEALTH CARE
Health Care consists of medical, pharmacy benefits management and dental and vision plans offered on both a Risk basis and an ASC basis (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs). Medical plans include point-of-service (“POS”), health maintenance organization, preferred provider organization (“PPO”) and indemnity benefit products. Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account. Health Care also offers specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

Operating Summary for the Three and Nine Months Ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Premiums:
Commerical Risk (1)	$4,350.2	$4,039.3	$12,972.6	$11,742.0
Medicare	469.0	252.0	1,334.6	748.5
Medicaid	1.1	—	1.1	—

Total premiums	4,820.3	4,291.3	14,308.3	12,490.5
Fees and other revenue	683.1	616.0	2,052.7	1,760.5
Net investment income	84.7	76.9	249.3	218.2
Net realized capital gains	3.5	1.9	2.3	7.7

Total revenue	5,591.6	4,986.1	16,612.6	14,476.9

Health care costs (2)	3,797.4	3,390.4	11,481.9	9,683.6
Operating expenses:
Selling expenses	212.0	193.5	651.2	562.5
General and administrative expenses (3)	862.6	838.3	2,694.9	2,534.5

Total operating expenses	1,074.6	1,031.8	3,346.1	3,097.0
Amortization of other acquired intangible assets	20.2	15.9	60.2	38.1

Total benefits and expenses	4,892.2	4,438.1	14,888.2	12,818.7

Income before income taxes	699.4	548.0	1,724.4	1,658.2
Income taxes	250.1	200.3	617.6	607.0

Net income	$449.3	$347.7	$1,106.8	$1,051.2

(1)	Commercial Risk includes all health care risk products, except Medicare and Medicaid.

(2)	The percentage of health care costs related to capitated arrangements (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 5.8% for both the three and nine months ended September 30, 2006, respectively, compared to 7.8% and 8.1%, respectively, for the corresponding periods in 2005.

(3)	Includes salaries and related benefit expenses of $540.4 million and $1.6 billion for the three and nine months ended September 30, 2006, respectively, and $511.6 million and $1.6 billion, respectively, for the corresponding periods in 2005.
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Net income	$449.3	$347.7	$1,106.8	$1,051.2
Other items included in net income:
Net realized capital gains	(2.3)	(1.2)	(1.5)	(5.0)
Physicians class action settlement insurance-related charge(1)	—	—	47.1	—
Debt refinancing charge (2)	—	—	8.1	—

Operating earnings	$447.0	$346.5	$1,160.5	$1,046.2

(1)	As a result of a trial court’s ruling in the second quarter of 2006, we concluded that a $72.4 million pretax receivable from third party insurers related to certain litigation we settled in 2003 was no longer probable of collection for accounting purposes. As a result, we wrote off this receivable in the second quarter of 2006. We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006.

(2)	In connection with the issuance of $2.0 billion of our senior notes in the second quarter of 2006, we redeemed all $700 million of our 8.5% senior notes due 2041. In connection with this redemption, we wrote off debt issuance costs associated with the 8.5% senior notes due 2041 and recognized the deferred gain from the interest rate swaps that had hedged the 8.5% senior notes due 2041 (in May 2005, we sold these interest rate swaps; the resulting gain from which was to be amortized over the remaining life of the 8.5% senior notes due 2041). As a result of the foregoing, we recorded an $8.1 million ($12.4 million pretax) net charge in the second quarter of 2006. We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006.

The increase in operating earnings for the three and nine months ended September 30, 2006 when compared to the corresponding periods in 2005 reflects growth in premiums and fees and other revenue and improved operating expense efficiencies (total operating expenses divided by total revenue). The growth in premiums and fees and other revenue resulted from increases in membership levels (refer to “Membership”) (including the premiums from our new Medicare Part D product offering, effective January 1, 2006) and rate increases for renewing membership. Total operating expenses for the three months ended September 30, 2006 increased due to higher selling expenses (reflecting an increase in commissionable premiums from membership growth) and increases in general and administrative expenses due to higher employee related costs, outside services and other expenses associated with higher membership. Total operating expenses for the nine months ended September 30, 2006 also reflect the write-off of an insurance recoverable and a net charge related to our 2006 debt issuance. Despite the overall increase in operating expenses (including the other items in net income for the nine months ended September 30, 2006), our operating expense efficiency improved in 2006 when compared to 2005. Additionally, operating earnings for the three months ended September 30, 2006 reflect higher total underwriting margins due to growth in premiums (as discussed above) that outpaced growth in health care costs. For the nine months ended September 30, 2006, underwriting margins were comparable to the corresponding period in 2005, reflecting growth in premiums (as discussed above) offset by higher health care costs. Our operating earnings for the nine months ended September 30, 2005 reflect the release of approximately $103 million pretax of reserves related to the New York Market Stabilization Pool for the nine months ended September 30, 2005. Our medical cost ratios and reserve development are discussed in the Commercial Risk and Medicare results below.
Our Commercial Risk results continued to grow for the three and nine months ended September 30, 2006
Commercial Risk premiums increased approximately $311 million and $1.2 billion for the three and nine months ended September 30, 2006, respectively, when compared to the corresponding periods in 2005. These increases reflect premium rate increases on renewing business and increased membership levels.
Our Commercial Risk medical cost ratio was 78.6% for the three months ended September 30, 2006 and 2005. Health care costs reflect favorable development of prior period health care cost estimates of approximately $33 million and $15 million pretax for the three months ended September 30, 2006 and 2005, respectively. Refer to “Critical Accounting Estimates — Health Care Costs Payable” below for more information on our process for establishing our Health Care Costs Payable. Excluding the favorable development of prior period health care cost estimates, the adjusted Commercial Risk medical cost ratio was 79.3% and 79.0% for the three months ended September 30, 2006 and 2005, respectively (refer to the reconciliations of Commercial Risk health care costs to adjusted Commercial Risk health care costs below). The slight increase in our Commercial Risk medical cost ratio for the third quarter 2006 reflects a percentage increase in our per member health care costs that slightly outpaced the percentage increase in per member premiums. The increase in per member health care costs was driven by increases in costs related to inpatient and outpatient services, as well as physician, pharmacy and ancillary services.

	Three Months Ended
	September 30,
(Millions)	2006	2005

Commercial Risk health care costs (included in total health care costs above)	$3,417.7	$3,174.9
Approximate favorable development of prior period health care cost estimates	33.0	15.0

Adjusted Commercial Risk health care costs	$3,450.7	$3,189.9

Our Commercial Risk medical cost ratio was 79.7% for the nine months ended September 30, 2006, compared to 76.9% for the corresponding period in 2005. The increase in our Commercial Risk medical cost ratio in 2006 when compared to 2005 reflects lower favorable development of prior period health care cost estimates in 2006 when compared to 2005 (which included a release of approximately $103 million pretax of reserves related to the New York Market Stabilization Pool), as well as a percentage increase in our per member health care costs that outpaced the percentage increase in per member premiums. The increase in per member health care costs in 2006 reflects an increase in high dollar claims. Additionally, although per member premiums increased in 2006, when compared to 2005, the increase was moderated by certain observed competitive pricing behaviors of our small group customer competitors.

Medicare results for the three and nine months ended September 30, 2006 reflect growth from the corresponding periods in 2005.
Medicare premiums increased approximately $217 million and $586 million for the three and nine months ended September 30, 2006, respectively, when compared to the corresponding periods in 2005. This increase reflects increases in payments from the Centers for Medicare and Medicaid Services (“CMS”) and members participating in the new Medicare Part D prescription drug program which was effective January 1, 2006, as well as increased payments from both CMS and members for previously existing Medicare Advantage business due to higher membership levels. In the three months ended September 30, 2006, we also received payments from CMS representing a true-up of Medicare Advantage premium rates based on contractually specified risk adjustments. The majority of the premium true-up related to premiums earned in the six months ended June 30, 2006. Medicare premiums for the remainder of 2006 will reflect the higher risk adjusted premium rates.
The Medicare medical cost ratio for the three months ended September 30, 2006 was 80.7%, compared to 85.5% for the corresponding period in 2005. Health care costs for the third quarter of 2006 and 2005 reflect favorable development of prior period health care cost estimates of approximately $12 million and $9 million pretax, respectively. Excluding this development, the adjusted Medicare medical cost ratio was 83.2% and 89.1% for the three months ended September 30, 2006 and 2005, respectively (refer to the reconciliations of Medicare health care costs to adjusted Medicare health care costs below). The decrease in the adjusted Medicare medical cost ratio for the third quarter of 2006 was driven by a change in our product mix as a result of the introduction of the Medicare Prescription Drug Plan (“PDP”) and the premium true-up payments we received from CMS in the three months ended September 30, 2006 (discussed above).

	Three Months Ended
	September 30,
(Millions)	2006	2005

Medicare health care costs (included in total health care costs above)	$378.4	$215.5
Approximate favorable development of prior period health care cost estimates	12.0	9.0

Adjusted Medicare health care costs	$390.4	$224.5

The Medicare medical cost ratio was 85.7% for the nine months ended September 30, 2006, compared to 86.6% for the corresponding period in 2005. The decrease reflects higher reimbursement rates related to our Medicare Advantage business and a change in our product mix as a result of the introduction of the PDP.
Other Sources of Revenue
Fees and other revenue increased approximately $67 million and $292 million for the three and nine months ended September 30, 2006, respectively, when compared to the corresponding periods in 2005, reflecting ASC membership growth, rate increases, sales of add-on services and other revenue from our recent acquisitions.
Net investment income increased approximately $8 million and $31 million for the three and nine months ended September 30, 2006, respectively, when compared to the corresponding periods in 2005, due primarily to higher average yields in our investment portfolio.
Net realized capital gains for the three months ended September 30, 2006 were due primarily to gains on the sale of debt securities from rebalancing our investment portfolio and real estate gains. Net realized capital gains for the nine months ended September 30, 2006 were due primarily to gains from derivatives (refer to “INVESTMENTS — Risk Management and Market-Sensitive Instruments” for a discussion of our use of derivatives) partially offset by losses on the sale of debt securities from rebalancing our investment portfolio. Net realized capital gains for the three months ended September 30, 2005 were due to gains on the sale of debt securities from rebalancing our investment portfolio and interest payments received related to investments previously written-down, partially offset by losses from futures contracts used for correlating the maturities of invested assets with the payment of expected liabilities. Net realized capital gains for the nine months ended September 30, 2005 were due to gains on the sale of debt securities from rebalancing our investment portfolio and interest payments received related to investments previously written-down, as well as real estate gains.

Membership
Health Care’s membership at September 30, 2006 and 2005 was as follows:

	2006			2005
(Thousands)	Risk	ASC	Total	Risk	ASC	Total

Medical:
Commercial	5,085	10,037	15,122	5,014	9,401	14,415
Medicare Advantage	124	—	124	102	—	102
Medicare Health Support Program	—	18	18	—	20	20
Medicaid	7	112	119	—	113	113

Total Medical Membership	5,216	10,167	15,383	5,116	9,534	14,650

Consumer-Directed Health Plans(1)			644			433

Dental	5,022	8,374	13,396	5,038	7,993	13,031

Pharmacy:
Commercial			9,138			8,791
Medicare PDP (stand-alone)			319			—
Medicare Advantage PDP			115			—

Total Pharmacy Benefit Management Services			9,572			8,791
Mail Order (2)			630			546

Total Pharmacy			10,202			9,337

(1)	Represents members in consumer-directed health plans included in Commercial medical membership above.

(2)	Represents members who purchased medications through our mail order pharmacy operations during the third quarter 2006 and 2005, respectively.
Total medical and dental membership as of September 30, 2006 increased by 733 thousand and 365 thousand members, respectively, compared to September 30, 2005. The percentage of Risk and ASC medical membership was approximately 34% and 66% at September 30, 2006 and 35% and 65% at September 30, 2005, respectively.
GROUP INSURANCE
Group Insurance includes primarily group life insurance products offered on a Risk basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group Insurance also includes group disability products offered on both a Risk and an ASC basis which consist primarily of short-term and long-term disability insurance (and products which combine both), as well as long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities, primarily on a Risk basis. Additionally, as a result of the Broadspire Disability acquisition on March 31, 2006, Group Insurance includes absence management services, including short-term and long-term disability administration and leave management, to employers. In the fourth quarter of 2006, we decided to exit the long-term care insurance market and no longer solicit or accept new long-term care customers. Over the next two to three years, we will work with our customers on an orderly transition of this business to other carriers. This decision will not have a material impact on our financial condition or results of operations.

Operating Summary for the Three and Nine Months Ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Premiums:
Life	$297.5	$322.9	$956.0	$985.1
Disability	99.2	91.0	298.1	281.1
Long-term care	25.9	24.2	76.9	70.5

Total premiums	422.6	438.1	1,331.0	1,336.7
Fees and other revenue	26.9	7.8	60.1	24.3
Net investment income	69.5	78.8	219.8	216.2
Net realized capital gains	7.8	5.1	4.2	10.1

Total revenue	526.8	529.8	1,615.1	1,587.3

Current and future benefits	391.4	418.4	1,243.8	1,264.8
Operating expenses:
Selling expenses	19.7	20.6	64.1	60.5
General and administrative expenses (1)	59.6	41.7	168.8	125.7

Total operating expenses	79.3	62.3	232.9	186.2
Amortization of other acquired intangible assets	1.8	—	3.5	—

Total benefits and expenses	472.5	480.7	1,480.2	1,451.0

Income before income taxes	54.3	49.1	134.9	136.3
Income taxes	14.6	13.5	35.6	37.0

Net income	$39.7	$35.6	$99.3	$99.3

(1)	Includes salaries and related benefit expenses of $38.9 million and $95.4 million for the three and nine months ended September 30, 2006, respectively, and $25.7 million and $80.6 million, respectively, for the corresponding periods in 2005.
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, after tax)	2006	2005	2006	2005

Net income	$39.7	$35.6	$99.3	$99.3
Other items included in net income:
Net realized capital gains	(5.1)	(3.3)	(2.7)	(6.6)
Acquisition-related software charge (1)	—	—	6.2	—

Operating earnings	$34.6	$32.3	$102.8	$92.7

(1)	As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software we had been developing internally. As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the nine months ended September 30, 2006. This charge does not reflect the underlying business performance of Group Insurance and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006.
The increase in operating earnings for the three and nine months ended September 30, 2006 when compared to the corresponding periods in 2005, reflects higher fees and other revenue and a lower benefit cost ratio partially offset by higher general and administrative expenses. The operating earnings for the three and nine months ended September 30, 2006 also reflect increases in fees and other revenue as well as general and administrative expenses related to the March 2006 acquisition of Broadspire Disability. Our Group Insurance benefit cost ratio was 92.6% and 93.4% for the three and nine months ended September 30, 2006, respectively, compared to 95.5% and 94.6% for the corresponding periods in 2005. The decrease in our benefit cost ratio for the third quarter of 2006 was primarily due to a decrease in the life benefit cost ratio due to favorable experience. The decrease in our benefit cost ratio for the nine months ended September 30, 2006 was primarily due to a decrease in the disability benefit cost ratio due to favorable experience.

Net realized capital gains for the three months ended September 30, 2006 were due primarily to real estate gains and gains on the sale of debt securities from rebalancing our investment portfolio. Net realized capital gains for the nine months ended September 30, 2006 were due primarily to real estate gains. Net realized capital gains for the three months ended September 30, 2005 were due primarily to gains on the sale of debt securities from rebalancing our investment portfolio, interest payments received related to investments previously written-down and real estate gains partially offset by losses from futures contracts used for correlating the maturities of invested assets with the payment of expected liabilities. Net realized capital gains for the nine months ended September 30, 2005 were due primarily to gains on the sale of debt securities from rebalancing our investment portfolio, interest payments received related to investments previously written-down and real estate gains.
Membership
Group Insurance’s membership at September 30, 2006 and 2005 was as follows:

(Thousands)	2006	2005

Life	10,205	10,872
Disability (1)	4,882	2,568
Long-term care	222	235

Total	15,309	13,675

(1)	Includes approximately 2.1 million members acquired in the Broadspire Disability acquisition on March 31, 2006.
Total Group Insurance membership as of September 30, 2006 increased by 1.6 million members when compared to September 30, 2005. New membership in Group Insurance was 3.9 million for the twelve months ended September 30, 2006, and lapses and in-force membership reductions were 2.3 million for the same period, primarily reflecting new membership from the Broadspire Disability acquisition offset by lapses in several large life cases.
LARGE CASE PENSIONS
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Premiums	$49.9	$56.1	$151.5	$157.7
Net investment income	124.1	124.2	383.0	393.3
Other revenue	2.9	3.0	8.6	8.5
Net realized capital gains	4.2	1.5	15.4	.8

Total revenue	181.1	184.8	558.5	560.3

Current and future benefits (1)	162.7	163.4	489.8	513.6
General and administrative expenses (2)	3.4	5.1	12.6	13.3
Reduction of reserve for anticipated future losses on discontinued products	—	—	(115.4)	(66.7)

Total benefits and expenses	166.1	168.5	387.0	460.2

Income before income taxes	15.0	16.3	171.5	100.1
Income taxes (1)	1.7	5.7	56.5	35.0

Net income	$13.3	$10.6	$115.0	$65.1

Assets under management: (3)
Fully guaranteed discontinued products			$4,409.8	$4,485.7
Experience-rated			3,947.1	4,390.9
Non-guaranteed (4)			14,358.2	11,536.4

Total assets under management			$22,715.1	$20,413.0

(1)	In the third quarter of 2006, we reclassified tax credits primarily from our affordable housing partnership investments which were previously recorded in deferred tax liabilities, to a component of the reserve for anticipated future losses on discontinued products.

(2)	Includes salaries and related benefit expenses of $3.7 million and $10.3 million for the three and nine months ended September 30, 2006, respectively, and $3.7 million and $11.0 million, respectively, for the corresponding periods in 2005.

(3)	Excludes net unrealized capital gains of $220.5 million and $424.6 million at September 30, 2006 and 2005, respectively.

(4)	The increase in non-guaranteed assets under management in 2006 was due primarily to additional deposits and investment appreciation.
The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Net income	$13.3	$10.6	$115.0	$65.1
Other items included in net income:
Net realized capital gains	(2.7)	(1.0)	(10.0)	(.5)
Reduction of reserve for anticipated future losses on discontinued products (1)	—	—	(75.0)	(43.4)

Operating earnings	$10.6	$9.6	$30.0	$21.2

(1)	In 1993, we discontinued the sale of our fully guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly. Changes in this reserve are recognized when deemed appropriate. In the nine months ended September 30, 2006 and 2005, we reduced the reserve for anticipated future losses on discontinued products by $75.0 million ($115.4 million pretax) and $43.4 million ($66.7 million pretax), respectively. We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited/charged to the reserve and do not affect our results of operations.
The increase in operating earnings for the nine months ended September 30, 2006 compared to the corresponding period in 2005 reflects an increase in net investment income in continuing products primarily due to higher income from the receipt of mortgage loan prepayment fees, equity participation income and other investments.
The reductions of the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2006 and 2005 were primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions underlying the reserve calculation.

General account assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawal. Experience-rated contract holder and participant withdrawals for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Scheduled contract maturities and benefit payments (1)	$87.6	$88.7	$261.4	$275.8
Contract holder withdrawals other than scheduled contract maturities and benefit payments	177.1	27.3	198.6	42.3
Participant-directed withdrawals	4.5	4.9	15.6	14.0

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
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
The results of discontinued products for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Interest deficit (1)	$(3.6)	$(8.4)	$(8.3)	$(6.6)
Net realized capital gains	5.2	8.0	18.5	8.0
Interest earned on receivable from continuing products	4.3	4.8	14.3	15.0
Other, net	1.5	1.7	8.7	9.8

Results of discontinued products, after tax	$7.4	$6.1	$33.2	$26.2

Results of discontinued products, pretax	$8.7	$7.2	$42.8	$33.3

Net realized capital gains from bonds, after tax (included above)	$5.5	$5.3	$4.2	$5.2

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to contract holders.
The interest deficit for the three months ended September 30, 2006 decreased compared to the corresponding period in 2005 primarily due to higher private equity partnership income.

Net realized capital gains for the three months ended September 30, 2006 were due primarily to gains on the sale of debt securities from rebalancing our investment portfolio and gains on futures contracts partially offset by losses on the write-down of other investments. Net realized capital gains for the nine months ended September 30, 2006 were due primarily to real estate gains, gains on the sale of debt securities from rebalancing our investment portfolio and the sale of equity securities partially offset by losses on the write-down of other investments. For the three and nine months ended September 30, 2005, net realized capital gains were due primarily to gains on the sale of debt and equity securities partially offset by losses on futures contracts.
At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $311 million at September 30, 2006 and $372 million at December 31, 2005, net of related deferred taxes payable. These amounts were eliminated in consolidation.
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
The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2006 was as follows (pretax):

(Millions)

Reserve for anticipated future losses on discontinued products at December 31, 2005	$1,052.2
Operating income	9.2
Net realized capital gains	28.4
Mortality and other	5.2
Tax benefits (1)	41.6
Reserve reduction	(115.4)

Reserve for anticipated future losses on discontinued products at September 30, 2006	$1,021.2

(1)	Amount represents tax credits primarily from tax advantaged investments which were reclassified within the liabilities supporting discontinued products from deferred tax liabilities.

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
The discontinued products investment portfolio at September 30, 2006 and December 31, 2005 was as follows:

	September 30, 2006		December 31, 2005
(Millions)	Amount	Percent	Amount	Percent

Debt securities available for sale	$2,897.0	63.4%	$3,032.3	64.3%
Loaned securities	230.0	5.0	289.3	6.1

Total debt securities	3,127.0	68.4	3,321.6	70.4
Mortgage loans	641.8	14.1	644.9	13.7
Investment real estate	81.0	1.8	103.6	2.2
Equity securities available for sale	56.4	1.2	43.1	.9
Other (1)	662.8	14.5	603.3	12.8

Total	$4,569.0	100.0%	$4,716.5	100.0%

(1)	Amount includes restricted debt securities on deposit as required by regulatory authorities of $21.8 million at September 30, 2006 and $21.3 million at December 31, 2005, included in long-term investments on the Consolidated Balance Sheets.
Distributions on discontinued products for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2006	2005	2006	2005

Scheduled contract maturities, settlements and benefit payments	$119.5	$121.7	$359.8	$368.8
Participant-directed withdrawals	.1	—	.3	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.
CORPORATE INTEREST
Corporate interest expense represents interest incurred on our debt and is not recorded in our business segments. After tax interest expense was $26 million and $70 million for the three and nine months ended September 30, 2006, respectively, compared to $21 million and $59 million, respectively, for the corresponding periods in 2005. The increase in interest expense for the three and nine months ended September 30, 2006, over the corresponding periods in 2005, was related to higher overall average long-term debt levels as a result of our issuance of $2.0 billion in senior notes in June 2006 and the sale of interest rate swap agreements in 2005.
INVESTMENTS
Investments disclosed in this section relate to our total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006			December 31, 2005
(Millions)	Current	Long-term	Total	Current	Long-term	Total

Debt securities available for sale:
Available for use in current operations	$13,127.5	$—	$13,127.5	$13,216.9	$—	$13,216.9
Loaned securities	895.8	—	895.8	1,115.7	—	1,115.7
On deposit, as required by regulatory authorities	—	501.6	501.6	—	522.4	522.4

Debt securities available for sale	14,023.3	501.6	14,524.9	14,332.6	522.4	14,855.0
Equity securities available for sale	31.8	40.3	72.1	34.5	26.7	61.2
Short-term investments	104.0	—	104.0	114.8	—	114.8
Mortgage loans	230.6	1,381.2	1,611.8	86.7	1,460.8	1,547.5
Investment real estate	—	188.1	188.1	7.4	207.2	214.6
Other investments	3.5	1,139.7	1,143.2	2.7	1,113.0	1,115.7

Total investments	$14,393.2	$3,250.9	$17,644.1	$14,578.7	$3,330.1	$17,908.8

Debt and Equity Securities
Debt securities represented 82% and 83% at September 30, 2006 and December 31, 2005, respectively, of our total invested assets and supported the following types of products:

	September 30,	December 31,
(Millions)	2006	2005

Supporting discontinued products	$3,148.8	$3,342.9
Supporting experience-rated products	1,674.8	1,920.8
Supporting remaining products	9,701.3	9,591.3

Total debt securities (1)	$14,524.9	$14,855.0

(1)	Total debt securities include “Below Investment Grade” Securities of $849 million at September 30, 2006, and $967 million at December 31, 2005, of which 23% at September 30, 2006 and 25% at December 31, 2005 supported discontinued and experience-rated products.
Debt securities reflect net unrealized capital gains of $293 million (comprised of gross unrealized capital gains of $432 million and gross unrealized capital losses of $139 million) at September 30, 2006 compared with net unrealized capital gains of $494 million (comprised of gross unrealized capital gains of $623 million and gross unrealized capital losses of $129 million) at December 31, 2005. Of the net unrealized capital gains at September 30, 2006, $159 million relate to assets supporting discontinued products and $55 million relate to experience-rated products. Of the net unrealized capital gains at December 31, 2005, $250 million relate to assets supporting discontinued products and $103 million relate to experience-rated products.
Equity securities reflect gross unrealized capital gains of $4 million at September 30, 2006 compared with gross unrealized capital gains of $10 million at December 31, 2005.
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
At September 30, 2006 and December 31, 2005, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.

Capital Gains and Losses
For the three and nine months ended September 30, 2006, net realized capital gains were $16 million ($10 million after tax) and $22 million ($14 million after tax), respectively. For the three and nine months ended September 30, 2005, net realized capital gains were $9 million ($6 million after tax) and $19 million ($12 million after tax), respectively. There were no significant investment write downs from other-than-temporary impairments during 2006 or 2005. We had no individually material realized losses on debt or equity securities that impacted our results of operations during the three and nine months ended September 30, 2006 and 2005.
Mortgage Loans
Our mortgage loan investments, net of impairment reserves, supported the following types of products at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
(Millions)	2006	2005

Supporting discontinued products	$641.8	$644.9
Supporting experience-rated products	319.1	320.8
Supporting remaining products	650.9	581.8

Total mortgage loans	$1,611.8	$1,547.5

The mortgage loan portfolio balance represented 9% of our total invested assets at both September 30, 2006 and December 31, 2005. There were no material problem, restructured or potential problem loans included in mortgage loans at September 30, 2006 or December 31, 2005. There were no specific impairment reserves on these loans at September 30, 2006 or December 31, 2005.
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
Management also reviews, on a quarterly basis, the impact of hypothetical net losses on our consolidated near-term financial position, results of operations and cash flows assuming certain reasonably possible changes in market rates and prices were to occur. Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows as of September 30, 2006. Refer to our 2005 Annual Report for a more complete discussion of “Risk Management and Market-Sensitive Instruments.”

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
The following table for the nine months ended September 30, 2006 and 2005 details the operating cash flows of Health Care and Group Insurance separately from Large Case Pensions, as changes in Large Case Pensions’ insurance reserves are funded from the sale of investments, which impact cash flows from investing activities (and not operating cash flows).

(Millions)	2006	2005

Health Care and Group Insurance (1)	$1,378.3	$1,283.5
Large Case Pensions	(235.0)	(174.3)
Discontinued Operations	49.7	—

Net cash provided by operating activities	$1,193.0	$1,109.2

(1)	Includes corporate interest.
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.4 billion and $1.3 billion for the nine months ended September 30, 2006 and 2005, respectively. Included in these amounts were payments of approximately $245 million pretax in voluntary pension contributions in each fiscal period. The cash flows from operating activities for the nine months ended September 30, 2006 also reflect the receipt of the remaining $50 million refund resulting from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company (refer to Note 16 of Condensed Notes to Consolidated Financial Statements for additional information). The cash flows provided by operating activities for the nine months ended September 30, 2005 also include payments of approximately $150 million pretax related to the 2003 physician class action settlement. Refer to the “Consolidated Statements of Cash Flows” for additional information.
Financings, Financing Capacity and Capitalization
In June 2006, we issued $2.0 billion of senior notes, comprised of $450 million of 5.75% senior notes due 2011, $750 million of 6.0% senior notes due 2016 and $800 million of 6.625% senior notes due 2036. The proceeds from these senior notes were used to redeem the entire $700 million aggregate principal amount of our 8.5% senior notes due 2041 and to repay approximately $400 million of commercial paper borrowings, outstanding since the March 1, 2006 maturity of the entire $450 million aggregate principal amount of our 7.375% senior notes. The remainder of the net proceeds raised were used for general corporate purposes, including share repurchases. The maximum amount of commercial paper outstanding during the nine months ended September 30, 2006 was approximately $746 million. We use short-term borrowings from time to time to address timing differences between cash receipts and disbursements. Our committed short-term borrowing capacity consists of a $1 billion revolving credit facility which terminates in January 2011 and a one-year bridge loan facility for certain of our subsidiaries with a borrowing capacity of up to $45 million. The $1 billion revolving credit facility also provides for the issuance of letters of credit at our request, up to $150 million, which count as usage of the available commitments under the facility. At September 30, 2006, there were no borrowings outstanding under our commercial paper program, and $1.5 million was outstanding under the one-year subsidiary bridge loan facility. The $1 billion revolving credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. Our total debt to capital ratio (total debt divided by total debt plus shareholders’ equity), was 20% at September 30, 2006. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.

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
On February 10, 2006, approximately 5.0 million stock appreciation rights (“SARs”) as well as approximately .6 million restricted stock units (“RSUs”) were granted to certain employees. The SARs will be settled in stock, net of taxes, based on the appreciation of our stock price over $50.21 per share, the closing price of our common stock on February 10, 2006. The SARs will become 100% vested three years from the grant date, with one-third of the SARs vesting each year, although 1.0 million of the SARs will vest over a one-year period. For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period. The RSUs will become 100% vested three years from the grant date. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information on our Stock-Based Compensation Plans.
Under our share repurchase programs, approximately 52 million shares were repurchased during the nine months ended September 30, 2006. As of September 30, 2006, the capacity remaining under our share repurchase authorizations was approximately $937 million. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements for more information.
On September 29, 2006, our Board declared an annual cash dividend of $.04 per common share to shareholders of record on the close of business on November 15, 2006. The dividend will be paid on November 30, 2006. Our Board reviews our common stock dividend annually. Among the factors considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.
Ratings
As of October 25, 2006 the credit ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective Nationally Recognized Statistical Rating Organizations (“Rating Agencies”) were as follows:

			Moody’s Investors	Standard
	A.M. Best	Fitch	Service	& Poor’s

Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper) (1)	AMB-2	F2	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A+

(1)	The stated outlook from all Rating Agencies for the senior debt and financial strength ratings of Aetna Inc. and ALIC, respectively, is stable.
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

Health Care Costs Payable
Health care costs payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported and of those which have been reported but not yet paid (collectively “IBNR”). At September 30, 2006 and December 31, 2005, our IBNR reserves represented approximately 80% and 79%, respectively, of total health care costs payable. The remaining amount is primarily comprised of pharmacy and capitation payables and accruals for state assessments. We develop our IBNR estimates using actuarial principles and assumptions that consider numerous factors. Of those factors, we consider the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate to be the most critical assumptions. In developing our estimate of health care costs payable, we consistently apply these actuarial principles and assumptions each period, with consideration to the variability of related factors.
We analyze historical claim payment patterns by comparing claim incurred dates (i.e., the date services were provided) to claim payment dates to estimate “completion factors.” We estimate completion factors by aggregating claim data based on the month of service and month of claim payment and estimating the percentage of claims incurred for a given month that are complete by each month thereafter. For any given month, substantially all claims are paid within six months of the date of service, but it can take up to 48 months or longer before all of the claims are completely resolved and paid. These historically derived completion factors are then applied to claims paid through the financial statement date to estimate the ultimate claim cost for a given month’s incurred claim activity. The difference between the estimated ultimate claim cost and the claims paid through the financial statement date represents our estimate of claims remaining to be paid as of the financial statement date and is included in our health care costs payable.
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
Because claims incurred within three months prior to the financial statement date have less activity (i.e., a large portion of health care claims are not submitted to us and/or processed until after the end of the quarter in which services are rendered by providers to our members), estimates of the ultimate claims incurred for these months are not based primarily on the historically derived completion factors. Rather, the estimates for these months also reflect increased emphasis on the assumed health care cost trend rate (the rate of increase in per member health care costs), which may be influenced by our historical and projected claim submission and processing times as well as seasonal patterns and changes in membership and product mix.
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
For each reporting period, an extensive degree of judgment is used in the process of estimating our health care costs payable, and as a result, considerable variability and uncertainty is inherent in such estimates, and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rate. For each reporting period we recognize our best estimate of health care costs payable. We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations as of September 30, 2006; however, actual claim payments may differ from our estimates. A worsening (or improvement) of our health care cost trend rates or changes in completion factors from those that were assumed in estimating health care costs payable at September 30, 2006 would cause these estimates to change in the near term, and such a change could be material.

Each quarter, we re-examine previously established health care costs payable estimates based on actual claim payments for prior periods and other changes in facts and circumstances. Given the extensive degree of judgment in this estimate, it is possible that our estimates of health care costs payable could develop either favorably (i.e., our actual health care costs for the period were less than we estimated) or unfavorably. We include the impact of changes in estimates in earnings when they are identified. The changes in the estimate of health care costs payable may relate to a prior fiscal quarter, prior fiscal year or earlier periods. The results of these re-examinations are also considered when we determine our current year liabilities. In the three months ended September 30, 2006, we recorded favorable development of prior period health care cost estimates of approximately $45 million pretax (refer to MD&A – HEALTH CARE for additional information).
During the three months ended September 30, 2006, we observed that our health care cost trend rates for claims with dates of service three months or less before the financial statement date were slightly lower than previously estimated, which contributed to the favorable development of prior period health care cost estimates. Specifically, after considering the claims paid in 2006 with dates of service prior to June 30, 2006, we observed health care cost trend rates that were approximately 1.4% lower than previously estimated for claims associated with combined Commercial Risk and Medicare IBNR (approximately 1% when considering all components of health care costs). The lower than anticipated health care cost trend rates we observed during the three months ended September 30, 2006 for claims incurred prior to June 30, 2006 were due to moderating outpatient, ancillary and physician service trends. Historical health care cost trend rates are not necessarily representative of current trends. Therefore, we consider historical trend rates together with our knowledge of recent events that may impact current trends when developing our estimates of current trend rates. When establishing our reserves at September 30, 2006, we decreased our assumed health care cost trend rates to account for the lower than anticipated health care cost trend rates observed during the three months ended September 30, 2006. Based on our historical claim experience, it is reasonably possible that our estimated health care cost trend rates may vary by plus or minus 4.0 percentage points from actual.
After considering the claims paid in the three months ended September 30, 2006 with dates of service prior to June 30, 2006, we observed weighted average completion factors that were consistent with those previously estimated. When establishing our reserves at September 30, 2006, the assumed weighted average completion factors were consistent with those used at June 30, 2006. Based on our historical claim experience, it is reasonably possible that our estimated weighted average completion factors may vary by plus or minus .75 percentage points from actual.
The following table illustrates the sensitivity of our health care costs payable at September 30, 2006 (in millions) to certain reasonably possible changes to the estimated weighted average completion factors and health care cost trend rates. However, it is possible that the actual completion factors and health care cost trend rates will develop differently from our historical patterns and therefore could be outside of the ranges illustrated below.

Completion Factors (1)		Health Care Cost Trend Rates (2)
(Decrease) Increase	(Decrease) Increase in	(Decrease) Increase	(Decrease) Increase in
in Factor	Health Care Costs Payable	in Factor	Health Care Costs Payable
		(4%)	$ (109.9)
(.75%)	$ 54.9	(3%)	(82.4)
(.5%)	36.5	(2%)	(55.0)
(.25%)	18.2	(1%)	(27.5)
.25%	(18.2)	1%	27.5
.5%	(36.4)	2%	55.0
.75%	(54.5)	3%	82.4
		4%	109.9

(1)	Reflects estimated impact of a (decrease) increase in weighted average completion factors prior to the most recent three months.
An increase in the completion factor results in a decrease in the remaining estimated reserves for claims.
(2)	Reflects estimated impact of a (decrease) increase in health care cost trend rates for the most recent three months.
Health care costs payable as of September 30, 2006 and December 31, 2005 consisted of the following:

(Millions)	2006	2005

Commercial Risk	$1,823.6	$1,737.3
Medicare	129.6	79.5
Medicaid	1.3	.2

Total health care costs payable	$1,954.5	$1,817.0

Premium Deficiency Reserves
In cases where we project future health care costs will exceed existing reserves plus anticipated future premiums, we establish premium deficiency reserves for the amount of the expected loss in excess of expected future premiums. Anticipated investment income is considered in the calculation of expected losses for certain contracts. Any such reserves established would normally cover expected losses until the next policy renewal dates for the related policies. We did not have any material premium deficiency reserves at September 30, 2006.
Other Insurance Liabilities
We establish insurance liabilities other than health care costs payable for benefit claims related to our Group Insurance segment. We refer to these liabilities as other insurance liabilities. These liabilities relate to our life, disability and long-term care products.
Life and Disability
The liabilities for our life and disability products reflect benefit claims that have been reported but not yet paid, estimates of claims that have been incurred but not yet reported and future policy benefits earned under insurance contracts. These reserves and the related benefit expenses are developed using actuarial principles and assumptions that consider, among other things, discount, recovery and mortality rates (each discussed below). Completion factors are also evaluated when estimating our reserves for claims incurred but not yet reported for life products. We also consider the benefit payments from the U.S. Social Security Administration for which our disability members may be eligible and which may offset our liability for disability claims (known as the Social Security offset). Each period, we estimate these factors, to the extent relevant, based primarily on historical data, and use these estimates to determine the assumptions underlying our reserve calculations. Given the extensive degree of judgment and uncertainty used in developing these estimates, it is possible that our estimates could develop either favorably or unfavorably.
The discount rate is the interest rate at which future benefit cash flows are discounted to determine the present value of those cash flows. The discount rate we select is a critical estimate, as higher discount rates result in lower reserves. We set the discount rate based on the current investment yield of the portfolio of assets supporting our life and disability reserves. If the discount rate we select in estimating our reserves is lower (higher) than our actual future portfolio returns, our reserves may be higher (lower) than necessary. Our discount rate for life and disability reserves at September 30, 2006 decreased by .22% and .03%, respectively when compared to the rates used at December 31, 2005. The discount rates we selected for disability and life reserves at September 30, 2006 were slightly lower than the rates selected at December 31, 2005 as a result of lower investment yields on the portfolio of assets supporting these reserves. Based on our historical experience, it is reasonably possible that the assumed discount rates for our life and disability reserves may vary by plus or minus .25% from year to year. A .25% decrease in the discount rates selected for our life and disability reserves would have increased current and future life and disability benefit costs by approximately $12 million for the nine months ended September 30, 2006.
For disability claims and a portion of our life claims, we must estimate the timing of benefit payments, which takes into consideration the maximum benefit period and the probabilities of recovery (i.e., recovery rate) or death (i.e., mortality rate) of the member. Benefit payments may also be affected by a change in employment status of a disabled member, for example if the member returns to work on a part-time basis. Estimating the recovery and mortality rates of our members is complex. Our actuaries evaluate our current and historical claim patterns, the timing and amount of any Social Security offset (for disability only), as well as other factors including the relative ages of covered members and the duration of disability when developing these assumptions. For disability reserves, if our actual recovery and mortality rates are lower (higher) than our estimates, our reserves will be lower (higher) than required to cover future disability benefit payments. For certain life reserves, if the actual recovery rates are lower (higher) than our estimates or the actual mortality rates are higher (lower) than our estimates, our reserves will be lower (higher) than required to cover future life benefit payments. We use standard industry tables and our historical claim experience to develop our estimated recovery and mortality rates. Claim reserves for our disability and life claims are sensitive to these assumptions. Our historical experience has been that our recovery or mortality rates for our life and disability reserves may vary by less than one percent during the course of a year. A one percent less (more) favorable assumption for our recovery or mortality rates would have increased (decreased) current and future life and disability benefit costs by approximately $5 million for the nine months ended September 30, 2006. When establishing our reserves at September 30, 2006, we have adjusted our estimates of recovery and mortality rates based on our recent experience.
We estimate a reserve for claims incurred but not yet reported for life products largely based on completion factors. The completion factors we use are based on our historical experience and reflect judgments and possible adjustments for data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. At September 30, 2006, we held approximately $232 million in reserves for life claims incurred but not yet reported.
Long-term Care
We establish a reserve for future policy benefits for our long-term care products at the time each policy is issued based on the present value of future benefit payments less the present value of future premiums. In establishing this reserve, we must evaluate assumptions about mortality, morbidity, lapse rates and the rate at which new claims are submitted to us. We estimate the future policy benefits reserve for long-term care products using these assumptions and actuarial principles. For long-duration insurance contracts, these original assumptions are used throughout the life of the policy and are not subsequently modified unless the reserves are deemed to be inadequate. A portion of our reserves for long-term care products also reflect our estimates relating to members currently receiving benefits. These reserves are estimated primarily using recovery and mortality rates, as described above.
Premium Deficiency Reserves
In cases where we project future policy benefit costs will exceed our existing reserves plus anticipated future premiums, we establish premium deficiency reserves for the amount of the expected loss in excess of expected future premiums. Anticipated investment income is considered in the calculation of expected losses for certain contracts. Any such reserves established would normally cover expected losses until the next policy renewal dates for the related policies. We did not have any material premium deficiency reserves at September 30, 2006.
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
An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.
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
Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. During the second quarter of 2003, we recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance recoverable of $72 million pretax. We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”). During the second quarter of 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation. We have appealed that ruling and intend to continue to vigorously pursue recovery from our third party insurers. However, as a result of that ruling, we concluded that the estimated insurance recoverable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement is no longer probable of collection for accounting purposes, and therefore, during the second quarter of 2006, we wrote-off that recoverable. We continue to work with plaintiffs’ representatives in implementing the Physician Settlement Agreement and the issues that may arise under that agreement.

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
In connection with this industry wide review, we have received, and may receive, additional subpoenas and requests for information from other attorneys general and other regulators, and we have been named in related litigation.
Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims, investment activities, patent infringement and other intellectual property litigation and other litigation in our Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions. We intend to defend these matters vigorously.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended September 30, 2006:

Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

July 1, 2006 - July 31, 2006	1.0	$31.95	1.0	$ 1,127.9
August 1, 2006 - August 31, 2006	21.2	34.94	21.2	388.4
September 1, 2006 - September 30, 2006	5.2	38.69	5.2	937.2

Total	27.4	$35.55	27.4	N/A

On January 27, 2006, April 28, 2006 and September 29, 2006, we announced that our Board authorized share repurchase programs for the repurchase of up to $750 million, $820 million and $750 million, respectively, of common stock ($2.3 billion in aggregate). During the third quarter of 2006, we repurchased approximately 27 million shares of common stock at a cost of $973 million, (approximately $59 million of these repurchase transactions were settled in early October 2006), completing the January 27, 2006 authorization and utilizing a portion of the April 28, 2006 authorization. At September 30, 2006, we had authorization to repurchase up to approximately $937 million of common stock remaining under the April 28, 2006 and September 29, 2006 authorizations.
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

Item 6.	Exhibits
Exhibits to this Form 10-Q are as follows:
10	Material Contracts

10.1	Form of Aetna Inc. 2000 Stock Incentive Plan — Stock Appreciation Right Terms Of Award.

10.2	Form of Aetna Inc. 2000 Stock Incentive Plan — Restricted Stock Unit Terms Of Award.

10.3	Form of Aetna Inc. 2000 Stock Incentive Plan — Aetna Performance Unit Award Agreement.

10.4	Form of Aetna Inc. Non-Employee Director Compensation Plan — Restricted Stock Unit Agreement.

10.5	Consulting Agreement made as of October 1, 2006 between Aetna Inc. and John W. Rowe, M.D.

11	Statements re: computation of per share earnings

11.1	Incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratios.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 26, 2006.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.

Registrant

Date: October 26, 2006	By	/s/ Ronald M. Olejniczak

Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts

10.1	Form of Aetna Inc. 2000 Stock Incentive Plan — Stock Appreciation Right Terms Of Award.	Electronic

10.2	Form of Aetna Inc. 2000 Stock Incentive Plan — Restricted Stock Unit Terms Of Award.	Electronic

10.3	Form of Aetna Inc. 2000 Stock Incentive Plan — Aetna Performance Unit Award Agreement.	Electronic

10.4	Form of Aetna Inc. Non-Employee Director Compensation Plan — Restricted Stock Unit Agreement.	Electronic

10.5	Consulting Agreement made as of October 1, 2006 between Aetna Inc. and John W. Rowe, M.D.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratios.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 26, 2006.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic