Form 10-K
period 2006-12-31
AETNA INC /PA/
filed 2007-02-27
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-16095
Aetna Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2229683 (I.R.S. Employer Identification No.)

151 Farmington Avenue, Hartford, CT (Address of principal executive offices)	06156 (Zip Code)

Registrant’s telephone number, including area code:	(860) 273-0123
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Shares, $.01 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
     None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Large accelerated filer ☑                                                            Accelerated filer ☐                                                   Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                       ☐ Yes ☑ No
The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $21.9 billion.
There were 516.4 million shares of voting common stock with a par value of $.01 outstanding at January 31, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
The 2006 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein. The definitive proxy statement related to Aetna Inc.’s 2007 Annual Meeting of Shareholders, to be filed on or about March 19, 2007 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).
Part I
Item 1. Business
We are one of the nation’s leading diversified health care benefits companies, serving approximately 35.9 million people with information and resources to help them make better informed decisions about their health care. We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life, long-term care and disability plans and medical management capabilities. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans and government-sponsored plans.
We are dedicated to helping people achieve health and financial security by providing easy access to safe, cost-effective, quality health care and protecting their finances against health-related risks. We seek to achieve superior customer satisfaction through innovative products, comprehensive health and related benefits choices, effective service and easy-to-understand information.
The health insurance and related benefits industry continues to experience significant change. Employers, consumers and the government have increased their focus on health care costs, which continue to drive changes in the structure of health insurance and related benefits products and services. Product features continue to evolve that are directed at containing rising health care costs, enhancing access to quality health care services and, for employer-based health coverage, requiring covered employee members to assume a greater portion of the cost of care. These economic factors and greater consumer awareness are also leading to increased popularity of products that offer flexibility in design features such as deductibles and co-payments, more consumer choice of health care providers and quality-based physician networks. The industry is also subject to other forces including federal and state legislative and regulatory reforms, advances in pharmaceutical and medical technology, the increasing convergence of health and wealth considerations, and industry consolidation that can affect the competitiveness of product and service offerings, the range of industry competitors and the bases of competition.
We believe that these factors will continue to exist for some time and will drive a continuing evolution in the health related benefits industry. We place significant emphasis on maintaining and developing our product and service offerings to serve existing and new customer markets and have done so through organic growth and acquisitions. In recent periods this focus has led to the introduction of new products, such as our recently introduced Personal Health Record (which provides members with online access to personal information to help them make informed decisions about their health care), Aetna Health Connections, Health Savings Account (“HSA”) and Aetna HealthFund® plans (consumer directed plans that combine traditional health plan and/or dental coverage, subject to a deductible, with an accumulating benefit account) and Medicare Part D prescription drug plans. We continue to develop and enhance our existing products, such as our AexcelSM physician networks, which are comprised of specialists who have demonstrated effectiveness in the delivery of care based on a balance of measures of clinical performance and efficiency. We are also expanding our transparency initiative to include internet-based access to physician-specific cost, clinical quality and efficiency information in select markets.
Over the past two years, we have continued to invest in the development of our business by acquiring companies that support our strategy as well as continuing the introduction or enhancement of new products and services. In 2006, we acquired a disability and leave management business for approximately $161 million. In 2005, we completed five acquisitions for approximately $1.2 billion, expanding our Health Care product offerings to include group limited benefit plans, as well as other specialty product offerings including specialty pharmacy services, medical management and data analytics services, behavioral health plans, and products that provide access to our provider network in select markets. We funded our acquisitions in 2006 and 2005 with available cash.

During 2006, our emphasis on introducing, developing and enhancing new products and services through organic growth and acquisitions led to the expansion and diversification of both the geographic reach of our operations as well as the customer markets we serve. Our significant expansions and diversifications during 2006 included:
•	expanding our small group product offering into four new states;

•	expanding our Individual market to a total of 17 states;

•	expanded our capabilities to serve the labor market; and,

•	successful implementation of our Medicaid offering into two new geographies in Texas.
As we enhance our product capabilities and geographic presence, we continually evaluate acquisitions and other transactions that present strategic growth opportunities.
Our operations include three business segments: Health Care, Group Insurance and Large Case Pensions.
We derive our revenues primarily from premiums earned on risk-based products (i.e., arrangements under which we assume all or a majority of the financial risk for health care costs or other risks covered by the plan, hereinafter referred to as “Risk”), fees (comprised of administrative services contract (“ASC”) and other fees), investments and other revenue. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) which begins on page 2 and Note 19 which begins on page 82 of Notes to Consolidated Financial Statements of the Annual Report, each of which is incorporated herein by reference, regarding revenue and profit information for each of our business segments. The following is a description of each of our business segments.
Health Care
Products and Services
Health Care products consist of medical, pharmacy benefits management, dental and vision plans offered on both a Risk basis and an employer-funded basis (i.e., arrangements under which the employer or other plan sponsor under an ASC assumes all or a majority of the financial risk for health care costs or other risks covered by the plan). Medical products include point of service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit (“Indemnity”) plans. Medical products also include HSAs and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). We also offer specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider networks in select markets.
Our principal products and services are targeted specifically to small, mid-sized and large multi-site national employers. We also serve individuals and, in certain markets, Medicare and Medicaid beneficiaries. Medicare and Medicaid products and services are categorized separately from our other products and services, which we refer to as Commercial.
The primary Commercial products we offer are HMO, PPO, POS and Indemnity plans. We also offer other products and services. Our other Commercial products and services include:
ActiveHealth Management
Through the use of our patented Care Engine® system, our ActiveHealth Management business provides evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others.
Personal Health Record
We recently introduced our Personal Health Record which provides members with online access to personal information, including individual personalized messages and alerts, detailed health history based on available claims data and voluntarily submitted information, integrated information and resources to help members make informed decisions about their health care.

Network Access
We also maintain a regional health care network with operations in Michigan, Colorado and other states. We provide access to this network to a broad range of customers, including other health plans and employers, for a fee.
Stop Loss
In connection with the administration of ASC plans, we offer stop loss coverage for certain employers. Under this product, we assume the costs associated with large individual claims and/or aggregate loss experience within the ASC plan above a pre-set annual threshold.
Pharmacy
We offer pharmacy benefit management, mail order and specialty pharmacy services to our members. Our pharmacy services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®. ASP compounds and dispenses specialty medications and offers disease management programs associated with certain specialty medications. Specialty medications are generally injectable or infused medications that may not be readily available at the local pharmacy. Aetna Rx Home Delivery® compliments ASP by offering a mail order prescription drug service. Our pharmacy operations are primarily in Missouri and Florida.
Behavioral Health
In 2006, we launched a full-service behavioral health benefits product. Our behavioral health product provides members with a variety of integrated services designed to assist them in effective problem resolution.
Other Commercial Products
We offer a variety of other health care coverage products either as supplements to health products or as stand-alone products. Such products, which may be offered on a Risk or an ASC basis, include Indemnity and managed dental plans and vision programs. We are one of the nation’s largest providers of dental coverage, based on membership at December 31, 2006.
Vital Savings
The Vital Savings by AetnaSM discount program provides members access to networks of independent dental, pharmacy, long-term care and vision participating providers who offer services at a discounted fee. Vital Savings by AetnaSM is not an insurance product.
In addition to Commercial health products, in select markets we also offer HMO, PPO-based and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized Children’s Health Insurance Programs (“CHIP”). CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. Our Medicare and Medicaid products include:
Medicare
Through annual contracts with the Centers for Medicare and Medicaid Services (“CMS”), we offer HMO and PPO plans for Medicare-eligible individuals in certain geographic areas through the Medicare Advantage (formerly Medicare+Choice) program. Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other non-Medicare services. As a result of the changes in Medicare resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003, we expanded our Medicare Advantage program in select markets in 2006 and now offer these plans in 161 counties in 13 states and Washington D.C.
We were selected by CMS to be a national provider of the Medicare Part D Prescription Drug Program (“PDP”) in all 50 states to both individuals and employer groups beginning in 2006 and again in 2007. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment.

Beginning in 2007, we will offer private fee-for-service Medicare plans (“PFFS”) in select markets for individuals and nationally for employer groups. PFFS compliments our PDP product, forming an integrated national fully insured product.
Medicaid and CHIP
We participate on a Risk basis in a CHIP contract in Pennsylvania and in a Medicaid and CHIP contract in Texas, and provide administrative services in connection with a hospital-based Medicaid and CHIP contract in Texas.
Provider Networks
We contract with physicians, hospitals and other health care providers for services provided to our health plan members and the members of our customers. The participating providers in our networks are independent contractors and are neither our employees nor our agents, except for providers who work in our mail-order and specialty pharmacy facilities.
We use a variety of techniques designed to help encourage appropriate utilization of medical resources and maintain affordability of quality coverage. In addition to contracts with health care providers for negotiated rates of reimbursement, these techniques include the development and implementation of guidelines for the appropriate utilization of health care resources and providing health care providers with data in order to help them improve consistency and quality. We also offer, directly or in cooperation with third parties, a variety of disease management programs related to specific conditions including asthma, diabetes, congestive heart failure and lower back pain.
At December 31, 2006, we had extensive nationwide provider networks of more than 774,000 participating health care providers, including over 455,600 primary care and specialist physicians and over 4,400 hospitals.
PCPs
We compensate primary care physicians (“PCPs”) on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas. In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member. During 2006 and 2005, we eliminated or reduced the use of capitation arrangements in many areas. The percentage of health care costs related to capitation arrangements was 5.9% for the year ended December 31, 2006 compared to 7.9% and 9.1% for the years ended December 31, 2005 and 2004, respectively.
Specialist Physicians
Specialist physicians participating in our networks are generally reimbursed at contracted rates per visit or per procedure.
Hospitals
We typically enter into contracts with hospitals that provide for per day and/or per case rates, often with fixed rates for ambulatory, surgery and emergency room services. We also have hospital contracts that provide for reimbursement based on a percentage of the charges billed by the hospital.
Our medical plans generally require notification of elective hospital admissions, and we monitor the length of hospital stays. Physicians who participate in our networks generally admit their HMO and POS patients to participating hospitals using referral procedures that direct the hospital to contact our patient management unit, which confirms the patient’s membership status while obtaining pertinent data. This unit also assists members and providers with related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or “catastrophic” cases is provided by a special case unit.

Other Providers
Our plans generally use fee-for-service payment arrangements for laboratory, imaging, urgent care and other freestanding health facility providers.
Quality Assessment
We seek accreditation for most of our HMO plans from the National Committee for Quality Assurance (“NCQA”), a national organization established to review the quality and medical management systems of health care plans. NCQA accreditation is a nationally recognized standard. As of December 31, 2006, approximately 99% of our HMO members participated in HMOs that had received accreditation by the NCQA.
We also seek accreditation and certification for our PPO-based and other products from NCQA and URAC, a national organization founded to establish standards for the health care industry. Purchasers and consumers look to URAC’s and NCQA’s accreditation and certification as an indication that a health care organization has the necessary structures and processes to promote high quality care and preserve patient rights. In addition, regulators in over half of the states recognize URAC’s and NCQA’s accreditation and certification standards in the regulatory process. Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna that offers our PPO-based products, has received URAC Core and Credentials Verification Organization accreditation extending through October 1, 2007. ALIC has received NCQA Utilization Management Certification through March 7, 2008 and NCQA Credentials Verification Organization Certification through January 29, 2009.
Our quality assessment programs for contracted providers who participate in our networks begin with the initial review of health care practitioners. Practitioners’ licenses and education are verified, and their work history is collected by us or in some cases by the practitioner’s affiliated group or organization. Our credentialing and recredentialing practices are in accordance with applicable URAC and NCQA requirements and state and federal regulations. Participating hospitals generally are required to be certified by CMS or accredited by the Joint Commission on Accreditation of Health Care Organizations or the American Osteopathic Association.
We also offer quality and outcome measurement programs, quality improvement programs and health care data analysis systems to providers and purchasers of health care services.
Principal Markets and Sales
Our medical membership is dispersed throughout the United States. We offer a broad range of traditional and consumer-directed health insurance products and related services, many of which are available in all 50 states. Depending on the product, we market to a range of customers including employer groups (small, mid-sized and large multi-site national accounts), individuals, college students, part-time and hourly workers, health plans and government-sponsored plans.
The following table presents total medical membership by geographic region and funding arrangement at December 31, 2006, 2005 and 2004:

	2006			2005			2004
(Thousands)	Risk	ASC	Total	Risk	ASC	Total	Risk	ASC	Total

Northeast	1,159	1,443	2,602	1,205	1,365	2,570	1,143	1,298	2,441
Mid-Atlantic	1,007	1,642	2,649	1,122	1,505	2,627	1,043	1,470	2,513
Southeast	906	1,681	2,587	894	1,565	2,459	809	1,433	2,242
North Central	571	2,284	2,855	542	2,173	2,715	471	2,079	2,550
Southwest	655	1,719	2,374	596	1,554	2,150	557	1,376	1,933
West	811	1,364	2,175	748	1,312	2,060	673	1,211	1,884
Other	124	67	191	109	65	174	85	8	93

Total medical membership	5,233	10,200	15,433	5,216	9,539	14,755	4,781	8,875	13,656

Additional information on Health Care’s membership is included in the “Membership” section of the MD&A, beginning on page 9 of the Annual Report, which is incorporated herein by reference.
Both Risk and ASC products and services are marketed primarily to employers that sponsor our products (or “plan sponsors”) for the benefit of employees and their dependents. Frequently, employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer, of the monthly premium. Some Health Care products are sold on a fully employee-paid basis, and some billing is done on an individual basis.
Within Risk products, Medicare coverage is sold on an individual basis as well as through employer groups to their retirees. Medicaid and CHIP arrangements are marketed on an individual basis. We also sell Risk plans directly to individual consumers in a number of states.
Health Care products are sold through our sales personnel, as well as independent brokers, agents and consultants who assist in the production and servicing of business. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. We pay brokers, consultants and sales representatives who place business with us commissions, fees and other amounts. Marketing and sales efforts are promoted by an advertising program that includes television, radio, billboards and print media, supported by market research and direct marketing efforts.
Pricing
For Commercial Risk plans, employer group contracts are generally established in advance of the policy period, typically for a duration of one year. We use prospective rating methodologies in determining the premium rates charged to the majority of employer groups, and we also use retrospective rating methodologies for some groups. Premium rates for customers with more than 125 employees generally give consideration to the individual plan sponsor’s historical and anticipated claim experience. Some states may prohibit the use of one or more of these rating methods for some customers, such as small employer groups, or all customers.
Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. We cannot recover unanticipated increases in medical costs in the current policy year; however, we may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods. Where required by state laws, premium rates are filed and approved prior to contract inception. Our future results could be adversely affected if the premium rates we request are not approved or are adjusted downward by state regulators.
Under retrospective rating, we determine a premium rate at the beginning of the policy period. After the policy period has ended, the actual experience is reviewed. If the experience is favorable (i.e., actual claim costs and other expenses are less than expected) we may issue a refund to the plan sponsor. If the experience is unfavorable, we may, in certain instances, recover the resulting deficit through contractual provisions or consider the deficit in setting future premium levels. We cannot recover the deficit if a plan sponsor elects to terminate coverage. Retrospective rating may be used for commercial plans that cover more than 300 lives.

We have Medicare Advantage and PDP contracts with CMS to provide HMO, PPO, PFFS and prescription drug coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays us a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium. Our PDP contracts also provide a risk sharing arrangement with CMS to limit our exposure to unexpected expenses. Amounts payable under the Medicare arrangements are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis. In addition to payments received from CMS, most of our Medicare Advantage products and all of our PDP products require a supplemental premium to be paid by the member or sponsoring employer and in some cases are adjusted based on the member’s income and asset levels. Compared to commercial business, Medicare contracts generate higher per member per month revenues and medical expenses.
We also have HMO and consumer-directed contracts to serve a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit, which can result in retroactive and prospective premium adjustments.
Contracts with plan sponsors to provide administrative services for employer-funded plans are generally for a period of one year. Some of our contracts include guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that claim expenses to be incurred by plan sponsors will fall within a specified range. With any of these guarantees, we are financially at risk if the conditions of the arrangements are not met, although the maximum at risk is typically 10% – 30% of fees for the customer involved.
Competition
The health care industry is highly competitive, primarily due to a large number of competitors, competitor marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the market. New entrants into the marketplace as well as significant consolidation within the industry have contributed to the competitive environment.
We believe that the significant factors that distinguish competing health plans are perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability, the geographic scope of provider networks, the providers available in such networks, and the quality of member support and care management programs. We believe that we are competitive on each of these factors. Our ability to increase the number of persons covered by our plans or to increase revenues is affected by our ability to differentiate ourselves from our competitors on these factors. In addition, our ability to increase the number of persons enrolled in our Risk products is affected by the desire and ability of employers to self fund their health coverage. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.
Within Risk products, we compete with local and regional managed care plans, in addition to managed care and other plans sponsored by other large commercial health benefit insurance companies and Blue Cross/Blue Shield plans. Additional competitors include other types of medical and dental provider organizations, various specialty service providers, integrated health care delivery organizations, and, in certain plans, programs sponsored by the federal or state governments.
With regard to ASC plans, we compete primarily with other large commercial health benefit companies, Blue Cross/Blue Shield plans and third party administrators.
Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Health Care’s business is included in the “Outlook for 2007” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on page 3 and 34 of the Annual Report, respectively, which are incorporated herein by reference.

Group Insurance
Principal Products
Group Insurance products consist primarily of the following:
•	Life Insurance Products consist principally of renewable term life insurance coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic, supplemental or voluntary, spouse and dependent term life coverage, and group universal life and accidental death and dismemberment coverage are also available. Life products are offered on a Risk basis.

•	Disability Insurance Products provide employee income replacement benefits for both short-term and long-term disability. We also offer disability products with additional case management features. Similar to Health Care products, disability benefits are offered on both a Risk and employer-funded basis. Additionally, as a result of the Broadspire Disability acquisition on March 31, 2006, we provide absence management services, including short-term and long-term disability administration and leave management, to employers.

•	Long-Term Care Insurance Products provide benefits to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities. Long-term care benefits are offered primarily on a Risk basis. The product is available on both a service reimbursement and disability basis. In 2006, we announced our intention to exit the long-term care insurance market and no longer solicit or accept new long-term care customers. Over the next two to three years, we expect to work with our customers on an orderly transition of this product to other carriers.
Group Insurance members may utilize more than one of our products, and multi-product cases have been counted in membership totals for each applicable product.
Principal Markets and Sales
Products offered by Group Insurance are available in 49 states (Group Insurance products are not offered in New Mexico) as well as the District of Columbia, Guam, Puerto Rico, the United States Virgin Islands and Canada. Depending on the product, we market to a range of customers from small employer groups to large, multi-site and/or multi-state employer programs.
Group Insurance products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of benefits, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer, of the monthly premium. Some Group Insurance products are sold directly to employees of employer groups where the premiums are not subsidized by the employer group. In some cases, we bill the covered individual directly.
Group Insurance products are sold through our sales personnel, as well as independent brokers and consultants who assist in the production and servicing of business. Sales representatives also sell to employers on a direct basis. For large plan sponsors, independent consultants and brokers are frequently involved in employer plan selection decisions and sales. We pay brokers, consultants and sales representatives who place business with us commissions, fees and other amounts. Marketing and sales efforts are promoted by an advertising program that may include television, radio, billboards and print media, supported by market research and direct marketing efforts.
Pricing
For Risk Group Insurance plans, employer group contracts are generally established in advance of the policy period. We use prospective and retrospective rating methodologies to determine the premium rates charged to employer groups.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. We cannot recover unanticipated increases in mortality or morbidity costs in the current policy period; however, we consider prior experience for the specific customer and/or the product in aggregate, among other factors, in determining premium rates for future policy periods.
Under retrospective rating, we determine a premium rate at the beginning of the policy period. After the policy period has ended, the actual experience is reviewed. If the experience is favorable (i.e., actual claim costs and other expenses are less than expected) we may issue a refund to the plan sponsor. If the experience is unfavorable, we consider the resulting deficit in setting future premium levels, and in certain circumstances, we may recover the deficit through contractual provisions such as offsets against refund credits that develop for future policy periods. However, we may not recover the deficit if a plan sponsor elects to terminate coverage. Retrospective rating is most often used for insured employer funded plans that cover more than 3,000 lives and pay more than $500,000 in annual premiums.
Competition
For the Group Insurance industry, we believe that the most significant factors which distinguish competing companies are price, quality of service, comprehensiveness of coverage, and product array and design. Specialty carriers have increased market penetration in the life and disability business. The group life market remains highly competitive.
Reinsurance
We currently have several reinsurance agreements with nonaffiliated insurers that relate to both group life and long-term disability products, although these agreements do not reduce our exposure to life insurance claims resulting from terrorist attacks or other extreme events. Most reinsurance arrangements are quota share treaties (where a percentage of the insured claims are subject to reinsurance) on large in force customers and are established on a case by case basis, but current agreements also cover closed blocks of business and cancelled cases. We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.
Group Life Insurance In Force and Other Statistical Data
The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)	2006	2005	2004

In force, end of year	$438,303	$559,979	$513,452

Terminations (lapses and all other)	$184,154	$64,768	$50,602

Number of policies and contracts in force, end of year:
Group Life Contracts (1)	19,813	18,292	14,243
Group Conversion Policies (2)	21,405	22,277	23,160

(1)	Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.
(2)	Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.
Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Group Insurance’s business is included in the “Outlook for 2007” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 34, respectively, of the Annual Report, which are incorporated herein by reference.
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

In 1993, we discontinued our fully guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements on page 84 in the Annual Report. Additionally, we do not actively market our other Large Case Pensions products, but continue to manage the run-off of existing business.
Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Large Case Pensions’ business is included in the “Outlook for 2007” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 34, respectively, of the Annual Report, which are incorporated herein by reference.
Other Matters
Access to Reports
Our reports to the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, are available without charge on our website at http://www.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this Form 10-K. Copies are also available, without charge, from Aetna’s Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.
Regulation
Information regarding significant regulations affecting us is included in the “Regulatory Environment” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 28 and 34, respectively, of the Annual Report, which are incorporated herein by reference.
Patents and Trademarks
The patent on our CareEngine® expires in 2021. We own the trademarks Aetna®, Aetna Rx Home Delivery® and CareEngine®, together with the corresponding Aetna design logo. We consider our CareEngine® and these trademarks and our other trademarks and trade names important in the operation of our business. However, our business, including that of each of our individual segments, is not dependent on any individual patents, trademark or trade name.
Ratings
Information regarding our ratings is included in the “Ratings” section of the MD&A patent, on page 21 of the Annual Report, which is incorporated herein by reference.
Miscellaneous
We had approximately 30,000 employees at December 31, 2006.
The federal government is a significant customer of both the Health Care segment and the Company. Premiums and fees and other revenue paid by the federal government accounted for approximately 13% of the Health Care segment’s revenue and 12% of our total consolidated revenue in 2006. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 63% of our federal government premiums and fees and other revenue, with the balance coming from federal employee related benefit programs. No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2006. Our segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or any of our segments. Refer to Note 19 of Notes to Consolidated Financial Statements, which begins on page 82 of the Annual Report, which is incorporated herein by reference, regarding segment information.
We carry excess professional liability insurance.

Item 1A. Risk Factors
The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 34 of the Annual Report, is incorporated herein by reference.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal office is a building complex located at 151 Farmington Avenue, Hartford, Connecticut that is approximately 1.2 million square feet in size. The principal office is used by all of our business segments. We also own or lease other space in the greater Hartford area; Blue Bell, Pennsylvania; and various field locations throughout the country. Such properties are primarily used by our Health Care segment. We believe our properties are adequate and suitable for our business as presently conducted.
The foregoing does not include numerous investment properties that we hold in our general and separate accounts.
Item 3. Legal Proceedings
The information contained in Note 18 of Notes to Consolidated Financial Statements, which begins on page 79 of the Annual Report, is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
None.
EXECUTIVE OFFICERS OF AETNA INC.
The Chairman is elected by the Board of Directors (the “Board”) and all other executive officers listed below are appointed by the Board at its Annual Meeting, and such persons hold office until the next Annual Meeting of the Board or until their successors are elected or appointed. None of these officers has a family relationship with any other executive officer or Director. In addition, there exist no arrangements or understandings, other than those with Directors or officers acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Executive Officer	Position*	Age *
Ronald A. Williams	Chairman, Chief Executive Officer and President	57

Mark T. Bertolini	Executive Vice President, Regional Businesses	50

James K. Foreman	Executive Vice President, National Businesses	48

Alan M. Bennett	Senior Vice President and Chief Financial Officer	56

Troyen A. Brennan, M.D.	Senior Vice President and Chief Medical Officer	52

Craig R. Callen	Senior Vice President, Strategic Planning and Business Development	51

William J. Casazza	Senior Vice President and General Counsel	51

Timothy A. Holt	Senior Vice President, Chief Investment Officer and Chief Enterprise Risk Officer	53

* As of February 27, 2007

Executive Officers’ Business Experience During Past Five Years
Ronald A. Williams became Chairman on October 1, 2006, and has served as Chief Executive Officer since February 14, 2006 and President since May 27, 2002. He served as Executive Vice President and Chief of Health Operations from March 15, 2001 to May 27, 2002.
Mark T. Bertolini became Executive Vice President, Regional Businesses on February 1, 2006, having served as Senior Vice President, Regional Businesses since September 2005. Prior to that, he served as Senior Vice President, Specialty Group from April 2005 to September 2005 and as Senior Vice President, Specialty Products from February 2003 to April 2005. Prior to joining Aetna, Mr. Bertolini served as Senior Vice President, Regional Segment and Middle Market Growth of CIGNA Corporation (“CIGNA”) from November 2002 to February 2003 and as Senior Vice President, National Sales and Delivery of CIGNA from October 2000 to November 2002.
James K. Foreman became Executive Vice President, National Businesses on February 1, 2006, having served as Senior Vice President, National Businesses since September 2005. Prior to that, he served as Senior Vice President, National Accounts and Global Benefits from February 2005 to September 2005. Prior to joining Aetna, Mr. Foreman served as Managing Director, Global Health and Welfare, Towers Perrin from August 2000 to February 2005.
Alan M. Bennett became Senior Vice President and Chief Financial Officer of Aetna on September 28, 2001. He served as Vice President and Corporate Controller from December 2000 to November 2001. On April 27, 2006, we announced that Mr. Bennett plans to retire in the first quarter of 2007.
Troyen A. Brennan, M.D., became Senior Vice President and Chief Medical Officer on February 21, 2006. Prior to joining Aetna, Dr. Brennan served as President and Chief Executive Officer of Brigham and Women’s Physician Organization, a position he assumed in January 2000, as Professor of Medicine, Harvard Medical School, since July 1995 and as Professor of Law and Public Health, Harvard School of Public Health, since July 1992.
Craig R. Callen became Senior Vice President, Strategic Planning and Business Development on April 28, 2004. Prior to joining Aetna, Mr. Callen served as a Managing Director of Credit Suisse First Boston and head of U.S. health care in its Investment Banking Group, positions he assumed in November 2000.
William J. Casazza became Senior Vice President and General Counsel on September 6, 2005. He served as Senior Vice President and Deputy General Counsel from July 6, 2004 to September 6, 2005. Prior to that, he served as Vice President and Deputy General Counsel from December 2000 to July 6, 2004. Mr. Casazza also served as Corporate Secretary from October 2000 to January 27, 2006.
Timothy A. Holt became Senior Vice President, Chief Investment Officer and Chief Enterprise Risk Officer of Aetna on September 24, 2004. He served as Senior Vice President and Chief Investment Officer from December 8, 2000 to September 24, 2004.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET. As of January 31, 2007, there were 11,162 record holders of our common stock.

During each of 2006 and 2005, our common stock split two-for-one. All share and per share amounts in this Form 10-K have been adjusted to reflect both stock splits. Refer to Note 1 of Notes to Consolidated Financial Statements, which begins on page 47 of the Annual Report, which is incorporated herein by reference, for additional information about these two stock splits.
On January 27, 2006, April 28, 2006 and September 29, 2006, we announced that our Board authorized three share repurchase programs for the repurchase of up to $750 million, $820 million and $750 million, respectively, of common stock ($2.3 billion in aggregate).
For the three months ended December 31, 2006, we repurchased approximately 9 million shares of common stock at a cost of $366 million (approximately $27 million of these repurchase transactions were settled in early January 2007), completing the April 28, 2006 authorization and utilizing a portion of the September 29, 2006 authorization. As of December 31, 2006, we had authorization to repurchase up to $571 million of common stock remaining under the September 29, 2006 authorization.
The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended December 31, 2006:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

October 1, 2006 - October 31, 2006	.4	$40.94	.4	$920.6
November 1, 2006 - November 30, 2006	4.2	41.04	4.2	745.6
December 1, 2006 - December 31, 2006	4.1	42.98	4.1	570.9

Total	8.7	$41.94	8.7	N/A

We declared, and subsequently paid, an annual cash dividend in the amount of $.04 per share, $.02 per share and $.01 per share of common stock in 2006, 2005 and 2004, respectively. Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 17 and 78, respectively, of the Annual Report which are incorporated herein by reference. Information regarding quarterly common stock prices is incorporated herein by reference to the Quarterly Data (unaudited) included on page 92 of the Annual Report.

Corporate Performance Graph
The following graph compares the cumulative total shareholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the published Standard & Poor’s 500 Stock Index (“S&P 500”) and the cumulative total return on the published Morgan Stanley Healthcare Payors Index (“MSHPI”) from December 31, 2001 through December 31, 2006. The graph assumes a $100 investment in shares of our common stock on December 31, 2001.
Cumulative Total Return From December 31, 2001 to December 31, 2006 of
Aetna Common Stock, S&P 500 and MSHPI

(1)	At December 31, 2006, the companies included in the MSHPI were: Aetna, Amerigroup Corporation, Centene Corporation, CIGNA Corporation, Coventry Health Care, Inc., Health Net, Inc., Humana Inc., Molina Healthcare, Inc., Sierra Health Services, Inc., UnitedHealth Group Incorporated and Wellpoint, Inc.
SHAREHOLDER RETURNS OVER THE PERIOD SHOWN ON THE CORPORATE PERFORMANCE GRAPH SHOULD NOT BE CONSIDERED INDICATIVE OF FUTURE SHAREHOLDER RETURNS.
Item 6. Selected Financial Data
The information contained in Selected Financial Data on page 42 of the Annual Report is incorporated herein by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information contained in the MD&A, beginning on page 2 of the Annual Report, is incorporated herein by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A, on page 17 of the Annual Report, is incorporated herein by reference.
Item 8. Financial Statements and Supplementary Data
The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited), beginning on page 43 of the Annual Report, is incorporated herein by reference.

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
An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, which begin on pages 89 and 91, respectively, of the Annual Report, are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On February 22, 2007, the Board’s Committee on Compensation and Organization approved, and on February 23, 2007, the Company and Alan M. Bennett entered into, an amendment to the September 22, 2004 letter agreement between the Company and Mr. Bennett to change the date on which Mr. Bennett becomes eligible to vest in certain pension benefits from November 23, 2007 to March 30, 2007. Mr. Bennett is scheduled to retire from Aetna on April 27, 2007, at which time Joseph M. Zubretsky will succeed him as Aetna’s Chief Financial Officer.
Michael H. Jordan, Director of Aetna or one of its predecessors since 1992, will not stand for re-election at the 2007 Annual Meeting of Shareholders and will retire from the Board at that time.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning the Executive Officers of Aetna Inc. is included in Part I pursuant to General Instruction G to Form 10-K.
Information concerning our Directors, our Directors’ compliance with Section 16(a) of the Exchange Act, our Code of Conduct (our written code of ethics), our audit committee and audit committee financial experts, governance guidelines and related matters is incorporated herein by reference to the information under the captions “Nominees for Directorships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Aetna’s Corporate Governance Guidelines,” “Aetna’s Code of Conduct” and “Board and Committee Membership; Committee Descriptions” in the Proxy Statement.

Item 11. Executive Compensation
The information under the captions “Compensation Discussion and Analysis,” “Director Compensation,” “2006 Nonmanagement Director Compensation,” “Additional Director Compensation Information,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Committee on Compensation and Organization” in the Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information under the caption “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” in the Proxy Statement is incorporated herein by reference.
The following table gives information about our common shares that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2006:

Equity Compensation Plan Information
			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	40.9	$19.59	36.5
Equity compensation plans not approved by security holders (2)	9.9	17.69	11.2

Total	50.8	N/A	47.7

(1)	Includes the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.
(2)	Includes the 2002 Stock Incentive Plan and the Non-Employee Director Compensation Plan.
2002 Stock Incentive Plan
The 2002 Stock Incentive Plan is designed to promote our interests and those of our shareholders and to further align the interests of shareholders and employees by tying awards to total return to shareholders, enabling plan participants to acquire additional equity interests in Aetna and providing compensation opportunities dependent upon our performance. The plan has not been submitted to shareholders for approval.
Under the plan, eligible participants may be granted stock options to purchase shares of common stock, stock appreciation rights, time vesting and/or performance vesting incentive stock or incentive units and other stock-based awards. The maximum number of shares of common stock that may be issued under the plan is approximately 20 million shares, subject to adjustment for corporate transactions. If an award is paid solely in cash, no shares are deducted from the number of shares available for issuance.
Non-Employee Director Compensation Plan
The Non-Employee Director Compensation Plan permits our eligible directors to receive shares of common stock in recognition of their contributions. The maximum number of shares of common stock that may be issued under the plan is approximately 1 million shares, subject to adjustment for corporate transactions. The plan has not been submitted to shareholders for approval.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information under the captions “Director Independence” and “Related Party Transaction Policy” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information under the captions “Fees Incurred for 2006 and 2005 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
Financial statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 43, 47 and 90, respectively, of the Annual Report, are incorporated herein by reference.
Financial statement schedule
The supporting schedule of the consolidated entity is included in this Item 15. Refer to Index to Financial Statement Schedules below.
Exhibits*
Exhibits to this Form 10-K are as follows:
3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on February 21, 2006.

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Form 8-K filed on October 4, 2005.

4	Instruments defining the rights of security holders, including indentures

4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2	Senior Indenture between Aetna Inc. and U. S. Bank National Association, successor in interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 10-Q filed on May 10, 2001.

4.3	Form of Subordinated Indenture between Aetna Inc. and U. S. Bank National Association, successor in interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

10	Material contracts

10.1	Form of Distribution Agreement between Aetna’s former parent company and Aetna Inc., incorporated herein by reference to Annex C to Aetna’s former parent company’s definitive proxy statement on Schedule 14A filed on October 18, 2000.

10.2	Term Sheet for Agreement between Aetna’s former parent company and Aetna Inc. in respect of the CityPlace property, situated at 185 Asylum Avenue, Hartford, Connecticut 06103, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Registration Statement on Form 10 filed on September 1, 2000.

10.3	$1,000,000,000 Amended and Restated Five-Year Credit Agreement dated as of January 20, 2006, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on January 23, 2006.

10.4	First Amendment to the Amended and Restated Five-year Revolving Credit Agreement, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on December 19, 2006.

10.5	Extension of the Maturity Date of the Amended and Restated Five-year Revolving Credit Agreement, incorporated herein by reference to Exhibits 99.1 through 99.22 to Aetna Inc.’s Form 8-K filed on January 24, 2007.

10.6	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 27, 2006. **

10.7	Form of Aetna Inc. 2000 Stock Incentive Plan — Stock Appreciation Right Terms Of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.8	Form of Aetna Inc. 2000 Stock Incentive Plan — Restricted Stock Unit Terms Of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.9	Form of Aetna Inc. 2000 Stock Incentive Plan — Aetna Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.10	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 30, 2003. **

10.11	Form of Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Annex H to Aetna’s former parent company’s definitive proxy statement on Schedule 14A filed on October 18, 2000. **

10.12	Aetna Inc. Non-Employee Director Compensation Plan as Amended through January 26, 2007. **

10.13	Form of Aetna Inc. Non-Employee Director Compensation Plan — Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.14	1999 Director Charitable Award Program, as Amended through January 26, 2007. **

10.15	Employment Agreement dated as of September 6, 2000 by and between Aetna’s former parent company and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.16	Memorandum dated December 6, 2002, from Elease E. Wright to John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.11 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.17	Amendment to Employment Agreement dated as of June 27, 2003 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by referenced to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on July 31, 2003. **

10.18	Amendment 2 to Employment Agreement dated as of January 3, 2006 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.12 to Aetna Inc.’s Form 10-K filed on March 1, 2006. **

10.19	Consulting Agreement made as of October 1, 2006 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.5 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.20	Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.21	Amendment to Employment Agreement dated as of January 27, 2006 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on March 1, 2006. **

10.22	Incentive Stock Unit Agreement between Aetna Inc. and Ronald A. Williams dated as of February 14, 2006, pursuant to the Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on March 1, 2006. **

10.23	Employment Agreement dated as of September 28, 2001 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 10.12 to Aetna Inc.’s Form 10-K filed on February 28, 2003.**

10.24	Letter agreement dated September 22, 2004 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 99.1 of Aetna Inc.’s Form 8-K filed on September 24, 2004. **

10.25	Letter agreement dated February 22, 2007 between Aetna Inc. and Alan M. Bennett.**

10.26	Letter agreement dated April 23, 2004 between Aetna Inc. and Craig R. Callen, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on March 1, 2005. **

10.27	Memorandum dated January 6, 1997 from Mary Ann Champlin to Timothy A. Holt, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.28	Memorandum dated July 20, 2000 from Elease E. Wright to Timothy A. Holt, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.29	Letter agreement dated February 6, 2007 between Aetna Inc. and Joseph M. Zubretsky. **

10.30	Description of certain arrangements not embodied in formal documents, as described under the headings “2006 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement. **

*	Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**	Management contract or compensatory plan or arrangement.

11	Statement re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements, which begins on page 57 of the Annual Report.

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, Management’s Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) are incorporated herein by reference to the Annual Report and filed herewith in electronic format.

14	Code of Ethics

14.1	Aetna Inc. Code of Conduct, as amended on December 1, 2006, incorporated herein by reference to Exhibit 14.1 to Aetna Inc.’s Form 8-K filed on December 6, 2006.

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney

24.1	Power of Attorney.

31	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
Under date of February 26, 2007, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, as contained in the Annual Report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (FAS 123(R)). The Company elected to use the modified retrospective approach of adopting FAS 123(R) and, therefore, financial information for 2005 and 2004 has been adjusted. Also, as discussed in Notes 2 and 12 to the consolidated financial statements, effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.
/s/ KPMG LLP
Hartford, Connecticut
February 26, 2007

Schedule I – Condensed Financial Information of Aetna Inc.
Aetna Inc. (Parent Company Only)
Condensed Statements of Income

	For the Years Ended December 31,
(Millions)	2006	2005	2004

Service fees-affiliates *	$—	$51.7	$60.4
Net investment income	29.2	26.2	25.5
Net realized capital gains	5.5	—	1.9

Total revenue	34.7	77.9	87.8

Operating expenses	133.5	184.9	259.8
Interest expense	148.1	122.8	104.7

Total expenses	281.6	307.7	364.5

Loss before income tax benefit and equity in earnings of affiliates, net	(246.9)	(229.8)	(276.7)
Income tax benefit	78.3	78.8	87.4
Equity in earnings of affiliates, net **	1,854.2	1,724.3	1,314.1

Income from continuing operations	1,685.6	1,573.3	1,124.8
Income from discontinued operations	16.1	—	1,030.0

Net income	$1,701.7	$1,573.3	$2,154.8

*	During 2005 and 2004, Aetna Inc. (the “Parent Company”) had a service agreement with an affiliate under which the Parent Company provided certain administrative services. This agreement was terminated effective January 1, 2006.

**	Includes amortization of other acquired intangible assets after tax of $55.6 million for 2006, $37.3 million for 2005 and $27.6 million for 2004.
Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc. (Parent Company Only)
Condensed Balance Sheets

	As of December 31,
(Millions)	2006	2005

Assets
Current assets:
Cash and cash equivalents	$12.4	$58.2
Investment securities	140.5	101.3
Other receivables	134.0	.9
Income taxes receivable	22.0	58.9
Deferred income taxes	59.8	10.5
Other current assets	5.7	37.2

Total current assets	374.4	267.0

Long-term investments	.1	1.1
Investment in affiliates *	11,539.7	11,322.9
Deferred income taxes	121.6	—
Other long-term assets	494.0	1,294.3

Total assets	$12,529.8	$12,885.3

Liabilities and shareholders’ equity
Current liabilities:
Current portion of long-term debt	$—	$450.0
Accrued expenses and other current liabilities	267.5	220.6

Total current liabilities	267.5	670.6

Long-term debt, less current portion	2,442.3	1,155.7
Employee benefit liabilities	651.4	658.5
Deferred income taxes	—	189.6
Other long-term liabilities	23.5	22.2

Total liabilities	3,384.7	2,696.6

Shareholders’ equity:
Common stock and additional paid-in capital ($.01 par value, 2.8 billion shares authorized, 516.0 million shares issued and outstanding in 2006; 1.4 billion shares authorized, 566.5 million shares issued and outstanding in 2005)	366.2	2,414.7
Retained earnings	9,404.6	7,723.7
Accumulated other comprehensive (loss) income	(625.7)	50.3

Total shareholders’ equity	9,145.1	10,188.7

Total liabilities and shareholders’ equity	$12,529.8	$12,885.3

*	Includes goodwill and other acquired intangible assets of $5.3 billion as of December 31, 2006 and $5.2 billion as of December 31, 2005.
Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc. (Parent Company Only)
Condensed Statements of Shareholders’ Equity

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
(Millions)	Outstanding	Capital	Earnings	(Loss) Income	Equity	Income

Balance at December 31, 2003	610.3	$4,387.1	$4,012.9	$(408.0)	$7,992.0
Comprehensive income:
Net income	—	—	2,154.8	—	2,154.8	$2,154.8
Other comprehensive loss:
Net unrealized losses on securities *	—	—	—	(41.9)	(41.9)
Net foreign currency gains	—	—	—	1.5	1.5
Net derivative gains *	—	—	—	1.2	1.2
Pension liability adjustment	—	—	—	(94.3)	(94.3)

Other comprehensive loss	—	—	—	(133.5)	(133.5)	(133.5)

Total comprehensive income						$2,021.3

Common shares issued for benefit plans, including tax benefit	40.2	649.2	—	—	649.2
Repurchases of common shares	(64.5)	(1,494.8)	—	—	(1,494.8)
Dividends declared ($.01 per share)	—	—	(5.9)	—	(5.9)

Balance at December 31, 2004	586.0	3,541.5	6,161.8	(541.5)	9,161.8
Comprehensive income:
Net income	—	—	1,573.3	—	1,573.3	$1,573.3
Other comprehensive income:
Net unrealized losses on securities *	—	—	—	(141.6)	(141.6)
Net foreign currency gains	—	—	—	.7	.7
Net derivative losses *	—	—	—	(.3)	(.3)
Pension liability adjustment	—	—	—	733.0	733.0

Other comprehensive income	—	—	—	591.8	591.8	591.8

Total comprehensive income						$2,165.1

Common shares issued for benefit plans, including tax benefit	22.3	542.3	—	—	542.3
Repurchases of common shares	(41.8)	(1,669.1)	—	—	(1,669.1)
Dividends declared ($.02 per share)	—	—	(11.4)	—	(11.4)

Balance at December 31, 2005	566.5	2,414.7	7,723.7	50.3	10,188.7
Comprehensive income:
Net income	—	—	1,701.7	—	1,701.7	$1,701.7
Other comprehensive loss:
Net unrealized losses on securities *	—	—	—	(37.6)	(37.6)
Net foreign currency losses	—	—	—	(.4)	(.4)
Net derivative gains *	—	—	—	8.7	8.7
Pension liability adjustment	—	—	—	5.7	5.7

Other comprehensive loss	—	—	—	(23.6)	(23.6)	(23.6)

Total comprehensive income						$1,678.1

Adjustment to initially recognize the funded status of pension and OPEB Plans (Note 2)	—	—	—	(652.4)	(652.4)
Common shares issued for benefit plans, including tax benefit	9.8	281.5	—	—	281.5
Repurchases of common shares	(60.3)	(2,330.0)	—	—	(2,330.0)
Dividends declared ($.04 per share)	—	—	(20.8)	—	(20.8)

Balance at December 31, 2006	516.0	$366.2	$9,404.6	$(625.7)	$9,145.1

*	Net of reclassification adjustments.
Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc. (Parent Company Only)
Condensed Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2006	2005	2004

Cash flows from operating activities:
Net income	$1,701.7	$1,573.3	$2,154.8
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Income from discontinued operations	(16.1)	—	(1,030.0)
Physician class action settlement insurance-related charge	72.4	—	—
Equity earnings of affiliates *	(1,854.2)	(1,724.3)	(1,314.1)
Stock-based compensation expense	73.7	94.1	138.9
Net realized capital gains	(5.5)	—	(1.9)
Net change in other assets and other liabilities	(294.9)	(77.9)	(297.0)

Net cash used for operating activities of continuing operations	(322.9)	(134.8)	(349.3)
Discontinued operations, net	49.7	68.8	666.2

Net cash (used for) provided by operating activities	(273.2)	(66.0)	316.9

Cash flows from investing activities:
Proceeds from sales and maturities of investments	46.1	550.4	299.6
Cost of investments	(85.3)	(92.3)	(360.7)
Dividends received from affiliates, net	1,577.8	1,085.2	528.9
Cash used for acquisitions, net of cash acquired	(2.2)	(395.4)	—

Net cash provided by investing activities	1,536.4	1,147.9	467.8

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,978.9	—	—
Repayment of long-term debt	(1,150.0)	—	—
Common shares issued under benefit plans	115.8	271.3	316.0
Stock-based compensation tax benefits	89.6	173.1	152.9
Common shares repurchased	(2,322.5)	(1,650.0)	(1,493.0)
Dividends paid to shareholders	(20.8)	(11.4)	(5.9)

Net cash used for financing activities	(1,309.0)	(1,217.0)	(1,030.0)

Net decrease in cash and cash equivalents	(45.8)	(135.1)	(245.3)
Cash and cash equivalents, beginning of period	58.2	193.3	438.6

Cash and cash equivalents, end of period	$12.4	$58.2	$193.3

Supplemental cash flow information:
Interest paid	$159.2	$121.0	$104.0
Income taxes paid (received)	731.7	246.6	(331.3)

*	Includes amortization of other acquired intangible assets after tax of $55.6 million, $37.3 million and $27.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Refer to accompanying Notes to Condensed Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Condensed Financial Statements
1. Organization
The condensed financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The condensed financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2006 and 2005 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.
All share and per share amounts in the accompanying condensed financial statements have been adjusted to reflect a 2005 and a 2006 two-for-one stock split for all periods presented. Refer to Note 1 of Notes to Consolidated Financial Statements, beginning on page 47 of the Annual Report, for additional information on these stock splits.
2. Summary of Significant Accounting Policies
Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 48 of the Annual Report, for the summary of significant accounting policies.
3. Acquisitions and Dispositions
Refer to Note 3 of Notes to Consolidated Financial Statements, on page 57 of the Annual Report, for a description of acquisitions and dispositions.
4. Other Comprehensive Income (Loss)
Refer to Note 10 of Notes to Consolidated Financial Statements, on page 65 of the Annual Report, for a description of accumulated other comprehensive income (loss).
5. Debt
Refer to Note 13 of Notes to Consolidated Financial Statements, on page 75 of the Annual Report, for a description of debt.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2007	Aetna Inc.
	By:	/s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Ronald A. Williams Ronald A. Williams	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2007

/s/ Alan M. Bennett Alan M. Bennett	Senior Vice President and Chief Financial Officer	February 27, 2007
(Principal Financial Officer)

/s/ Ronald M. Olejniczak Ronald M. Olejniczak	Vice President and Controller (Principal Accounting Officer)	February 27, 2007

Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Earl G. Graves *	Director
Gerald Greenwald *	Director
Ellen M. Hancock *	Director
Michael H. Jordan *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By:	/s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Attorney-in-fact
February 27, 2007

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

10	Material Contracts

10.12	Aetna Inc. Non-Employee Director Compensation Plan as Amended through January 26, 2007.	Electronic

10.14	1999 Director Charitable Award Program as Amended through January 26, 2007.	Electronic

10.25	Letter agreement dated February 22, 2007 between Aetna Inc. and Alan M. Bennett.	Electronic

10.29	Letter agreement dated February 6, 2007 between Aetna Inc. and Joseph M. Zubretsky.	Electronic

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

13	Annual report to security holders

13.1	Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, Management’s Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) sections of the Annual Report.	Electronic

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.	Electronic

24	Power of Attorney

24.1	Power of Attorney.	Electronic

31	Rule 13a — 14(a)/15d — 14(e) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic.