Form 10-Q
period 2007-03-31
AETNA INC /PA/
filed 2007-04-26
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

There were 512.3 million shares of voting common stock with a par value of $.01 per share outstanding at March 31, 2007.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2007

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 18), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2007	2006
Revenue:
Health care premiums	$5,178.5	$4,726.1
Other premiums	495.4	502.1
Fees and other revenue *	732.8	690.9
Net investment income	294.5	298.0
Net realized capital (losses) gains	(1.2)	17.6
Total revenue	6,700.0	6,234.7
Benefits and expenses:
Health care costs **	4,177.1	3,786.2
Current and future benefits	590.4	600.7
Operating expenses:
Selling expenses	269.8	243.5
General and administrative expenses	934.7	953.6
Total operating expenses	1,204.5	1,197.1
Interest expense	42.3	33.5
Amortization of other acquired intangible assets	21.8	19.9
Total benefits and expenses	6,036.1	5,637.4
Income from continuing operations before income taxes	663.9	597.3
Income taxes (benefits):
Current	232.5	227.2
Deferred	(3.2)	(15.5)
Total income taxes	229.3	211.7
Income from continuing operations	434.6	385.6
Discontinued operations, net of tax (Note 15)	-	16.1
Net income	$434.6	$401.7

Earnings per common share:
Basic:
Income from continuing operations	$.84	$.68
Discontinued operations, net of tax	-	.03
Net income	$.84	$.71

Diluted:
Income from continuing operations	$.81	$.65
Discontinued operations, net of tax	-	.03
Net income	$.81	$.68
* Fees and other revenue include administrative service contract member co-payment revenue and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $11.1 million and $8.2 million (net of pharmaceutical and processing costs of $350.7 million and $328.7 million) for the three months ended March 31, 2007 and 2006, respectively.

** Health care costs have been reduced by insured member co-payment revenue related to our mail order and specialty pharmacy operations of $25.4 million and $22.5 million for the three months ended March 31, 2007 and 2006, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At March 31,	At December 31,
(Millions)	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$1,429.8	$880.0
Investment securities	13,298.3	13,437.2
Other investments	93.3	210.4
Premiums receivable, net	453.6	363.1
Other receivables, net	621.9	530.1
Accrued investment income	189.3	183.1
Collateral received under securities loan agreements	1,033.0	1,054.3
Loaned securities	999.5	1,018.1
Deferred income taxes	153.1	120.8
Other current assets	553.5	506.7
Total current assets	18,825.3	18,303.8
Long-term investments	1,928.5	1,840.6
Mortgage loans	1,442.1	1,380.8
Reinsurance recoverables	1,114.9	1,107.4
Goodwill	4,603.6	4,603.6
Other acquired intangible assets, net	669.8	691.6
Property and equipment, net	283.1	283.6
Deferred income taxes	371.1	342.4
Other long-term assets	1,116.6	868.7
Separate Accounts assets	18,281.6	18,203.9
Total assets	$48,636.6	$47,626.4

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,120.6	$1,927.5
Future policy benefits	784.5	786.0
Unpaid claims	603.5	598.3
Unearned premiums	450.2	185.6
Policyholders' funds	594.0	567.6
Collateral payable under securities loan agreements	1,033.0	1,054.3
Short-term debt	9.8	45.0
Income taxes payable	183.5	42.6
Accrued expenses and other current liabilities	1,753.6	1,896.1
Total current liabilities	7,532.7	7,103.0
Future policy benefits	7,432.0	7,463.7
Unpaid claims	1,189.6	1,174.6
Policyholders' funds	1,311.1	1,296.4
Long-term debt	2,442.5	2,442.3
Income taxes payable	154.5	-
Other long-term liabilities	809.2	797.4
Separate Accounts liabilities	18,281.6	18,203.9
Total liabilities	39,153.2	38,481.3
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock and additional paid-in capital ($.01 par value; 2.8 billion shares authorized;
512.3 million and 516.0 million shares issued and outstanding in 2007 and 2006, respectively)	159.2	366.2
Retained earnings	9,838.2	9,404.6
Accumulated other comprehensive loss	(514.0)	(625.7)
Total shareholders' equity	9,483.4	9,145.1
Total liabilities and shareholders' equity	$48,636.6	$47,626.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Three Months Ended March 31, 2007
Balance at December 31, 2006	516.0	$366.2	$9,404.6	$(625.7)	$9,145.1
Cumulative effect of new accounting
standards (Note 2)	-	-	(1.0)	113.9	112.9
Beginning balance at January 1, 2007,
as adjusted	516.0	366.2	9,403.6	(511.8)	9,258.0
Comprehensive income:
Net income	-	-	434.6	-	434.6	$434.6
Other comprehensive loss (Note 7):
Net unrealized losses on securities	-	-	-	(8.1)	(8.1)
Net foreign currency gains	-	-	-	.1	.1
Net derivative gains	-	-	-	.3	.3
Pension and OPEB plans	-	-	-	5.5	5.5
Other comprehensive loss	-	-	-	(2.2)	(2.2)	(2.2
Total comprehensive income						$432.4
Common shares issued for benefit plans,
including tax benefits	3.1	95.5	-	-	95.5
Repurchases of common shares	(6.8)	(302.5)	-	-	(302.5)
Balance at March 31, 2007	512.3	$159.2	$9,838.2	$(514.0)	$9,483.4

Three Months Ended March 31, 2006
Balance at December 31, 2005	566.5	$2,414.7	$7,723.7	$50.3	$10,188.7
Comprehensive income:
Net income	-	-	401.7	-	401.7	$401.7
Other comprehensive loss (Note 7):
Net unrealized losses on securities	-	-	-	(115.0)	(115.0)
Net foreign currency losses	-	-	-	(.3)	(.3)
Net derivative gains	-	-	-	10.7	10.7
Other comprehensive loss	-	-	-	(104.6)	(104.6)	(104.6
Total comprehensive income						$297.1
Common shares issued for benefit plans,
including tax benefits	3.5	118.1	-	-	118.1
Repurchases of common shares	(3.0)	(150.9)	-	-	(150.9)
Balance at March 31, 2006	567.0	$2,381.9	$8,125.4	$(54.3)	$10,453.0

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2007	2006
Cash flows from operating activities:
Net income	$434.6	$401.7
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	-	(16.1)
Depreciation and amortization	72.3	65.2
Amortization of net investment premium	6.8	2.8
Equity in earnings of affiliates, net	(26.9)	(36.4)
Stock-based compensation expense	25.2	38.1
Net realized capital losses (gains)	1.2	(17.6)
Changes in assets and liabilities:
Accrued investment income	(6.2)	(4.5)
Premiums due and other receivables	(151.8)	(93.6)
Income taxes	174.5	58.7
Other assets and other liabilities	(150.5)	(358.8)
Health care and insurance liabilities	450.4	274.7
Other, net	(.9)	.2
Net cash provided by operating activities of continuing operations	828.7	314.4
Discontinued operations (Note 15)	-	49.7
Net cash provided by operating activities	828.7	364.1

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	1,996.6	2,769.4
Other investments	275.6	568.7
Cost of investments in:
Debt securities available for sale	(2,020.3)	(2,783.9)
Other investments	(185.9)	(494.1)
Increase in property, equipment and software	(79.4)	(62.6)
Cash used for acquisitions, net of cash acquired	-	(157.0)
Net cash used for investing activities	(13.4)	(159.5)

Cash flows from financing activities:
Net (repayment) issuance of short-term debt	(35.2)	460.4
Repayment of long-term debt	-	(450.0)
Deposits and interest credited for investment contracts	2.6	9.0
Withdrawals of investment contracts	(1.2)	(5.5)
Common shares issued under benefit plans	40.3	37.8
Stock-based compensation tax benefits	30.2	42.8
Common shares repurchased	(302.2)	(150.9)
Net cash used for financing activities	(265.5)	(56.4)

Net increase in cash and cash equivalents	549.8	148.2
Cash and cash equivalents, beginning of period	880.0	1,192.6
Cash and cash equivalents, end of period	$1,429.8	$1,340.8

Supplemental cash flow information:
Interest paid	$20.6	$50.9
Income taxes paid	24.5	60.3

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

Our operations include three business segments:

•
Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both an insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk).  Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit products.  Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

•
Group Insurance primarily includes group life insurance products offered on an insured basis, including basic group term life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services, including short-term and long-term disability administration and leave management, to employers and (iii) long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities, primarily on an insured basis.  In 2006, we announced that we are exiting the long-term care insurance market, and therefore, we are no longer soliciting or accepting new long-term care customers (this decision did not have a material impact on our financial position or results of operations).  We are working with our customers on an orderly transition of this product to other carriers.

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products (refer to Note 14 beginning on page 15 for additional information).

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2006 Annual Report on Form 10-K (the “2006 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Pensions and Other Postretirement Benefit Plans – Measurement Date Change
Effective December 31, 2006, we adopted certain provisions of Statement of Financial Accounting Standards (“FAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” that required the recognition of an asset or liability for each of our pension and other postretirement (“OPEB”) plans equal to the difference between the fair value of plan assets and the benefit obligation as of the latest measurement date, which we refer to as the plan’s funded status.  Pursuant to FAS 158, the unrecognized net actuarial gains (losses) and unrecognized prior service cost of our plans, which represent the difference between the plan’s funded status and its existing balance sheet position, were recognized, net of tax, as a component of accumulated other comprehensive income.  Refer to our 2006 Annual Report for additional information.

FAS 158 also requires the measurement of the funded status of pension and OPEB plans to occur at the end of our fiscal year, which is December 31. This represents a change for us as we previously used September 30 as our measurement date, as permitted under GAAP.  This provision of FAS 158 is effective at December 31, 2008; however early adoption is encouraged.  We elected to adopt this provision at December 31, 2007.  FAS 158 provides two approaches to transition to a fiscal year end measurement date.  In the first approach, we use the September 30, 2006 measurement date to determine the net periodic benefit cost (income) to be reflected as an adjustment to the opening balance of retained earnings on January 1, 2007 (referred to herein as the “transition net periodic benefit income”).  Additionally, in the first approach, we must remeasure plan assets and benefit obligations at January 1, 2007 to determine the effect of the measurement date change on 2007 expense.  In the second approach, we would continue to use the measurement at September 30, 2006 to estimate the effects of this change.  We applied the first transition approach provided in FAS 158, resulting in adjustments to the beginning balances of retained earnings and accumulated other comprehensive income at January 1, 2007.

As discussed below, we also adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, recognizing a cumulative effect adjustment to the beginning balance of retained earnings at January 1, 2007.  The effect of adopting the measurement date provisions of FAS 158 and the cumulative effect of FIN 48 on the opening balances of retained earnings and accumulated other comprehensive income are illustrated in the table on page 7 under the caption Cumulative Effect of New Accounting Standards in 2007.

Uncertain Tax Positions
FIN 48 clarifies the accounting for uncertainty in income taxes by defining criteria that a tax position on an individual matter must meet before that position is recognized in the financial statements.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition.  At January 1, 2007, we determined that approximately $111 million of tax benefits previously recognized were considered uncertain tax positions, as the timing of these deductions may not be sustained upon examination by taxing authorities. However, we believe these tax benefits will ultimately be recognized. As such, upon the adoption of FIN 48, we recorded additional income taxes payable of approximately $116 million (including approximately $5 million in estimated interest payments), which was offset by a corresponding deferred tax asset of $111 million for the tax position that we believe will ultimately be sustained (either through successful appeals or in future tax years). Recognition of this additional income tax payable resulted in a cumulative effect adjustment to the opening balance of retained earnings at January 1, 2007 of $5 million (after tax) representing interest and penalties (refer to Cumulative Effect of New Accounting Standards in 2007 on page 7).

At January 1, 2007, we had approximately $144 million of income taxes payable related to uncertain tax positions (reflecting amounts previously accrued for uncertain tax positions together with the $116 million recorded upon the adoption of FIN 48 as discussed above), and approximately $19 million of income taxes payable related to estimated interest and penalty payments. We classify interest and penalties as a component of our income tax provision.  We do not believe any of our uncertain tax positions will affect our effective tax rate in future periods, as such amounts primarily relate to timing differences.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our 2004 and 2005 U.S. federal tax years and various state tax years from 1996 through 2005 remain subject to income tax examinations by tax authorities.

Cumulative Effect of New Accounting Standards in 2007
As described above, effective January 1, 2007, we adopted the measurement date provisions of FAS 158 and the provisions of FIN 48, which resulted in a cumulative effect on our shareholders’ equity, as illustrated below:

(Millions, after tax)	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$9,404.6	$(625.7)
Effect of changing measurement date of pension and OPEB plans pursuant to FAS 158:
Transition net periodic benefit income, net of tax:
Amortization of net actuarial losses	(9.0)	9.0
Amortization of prior service cost	(.2)	.2
Other components of net periodic benefit income	13.6	-
Unrecognized actuarial gains arising due to change in measurement date	-	104.7
Net effect of changing measurement date of pension and OPEB plans	4.4	113.9
Cumulative effect of FIN 48	(5.4)	-

Cumulative effect of new accounting standards in 2007	(1.0)	113.9

Beginning balance at January 1, 2007, as adjusted	$9,403.6	$(511.8)

Certain Financial Instruments
In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” which clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income.  Also, in January 2007, the FASB released Statement 133 Implementation Issue B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests In Prepayable Financial Assets” (“DIG B40”).  DIG B40 provides a narrow exception to the provisions of FAS 155 specific to financial instruments that contain embedded derivatives related to underlying prepayable financial assets.  The adoption of FAS 155 on January 1, 2007 did not affect our financial position or results of operations.

Future Application of Accounting Standards
Fair Value Measurements
In September 2006, the FASB issued FAS 157 “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 does not require new fair value measurements.  We will adopt FAS 157 on its effective date, January 1, 2008. We do not expect the adoption of FAS 157 to have a material impact on our financial position or results of operations.

Fair Value Option
In February 2007, the FASB issued FAS 159 “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 allows us the option to report selected financial assets and liabilities at fair value at our discretion.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We will adopt FAS 159 on its effective date, January 1, 2008.  We do not expect the adoption of FAS 159 to have a material impact, if any, on our financial position or results of operations.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (i.e., the numerator) by the weighted average number of common shares outstanding (i.e., the denominator) during the quarter.  Diluted EPS is computed in a manner similar to basic EPS, except that the weighted average number of common shares outstanding are adjusted for the dilutive effects of stock options, stock appreciation rights and other dilutive financial instruments, but only in the quarters in which such effect is dilutive.

The computations for basic and diluted EPS from continuing operations for the three months ended March 31, 2007 and 2006 is as follows:

(Millions, except per common share data)	2007	2006
Income from continuing operations	$434.6	$385.6
Weighted average shares used to compute basic EPS	516.1	567.4
Dilutive effect of stock options, stock appreciation rights and other (1)	20.3	25.7
Weighted average shares used to compute diluted EPS	536.4	593.1
Basic EPS	$.84	$.68
Diluted EPS	$.81	$.65
(1)
Approximately 5.4 million stock appreciation rights (“SARs”) (with exercise prices ranging from $44.22 to $52.11) and 5.3 million SARs (with exercise prices ranging from $49.71 to $52.11) were not included in the calculation of diluted EPS for the three months ended March 31, 2007 and 2006, respectively, as their exercise prices were greater than the average market price of common shares during such period.

4.	Operating Expenses

For the three months ended March 31, 2007 and 2006, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2007	2006
Selling expenses	$269.8	$243.5
General and administrative expenses:
Salaries and related benefits	557.9	597.2
Other general and administrative expenses	376.8	356.4
Total general and administrative expenses	934.7	953.6
Total operating expenses	$1,204.5	$1,197.1

5.	Goodwill and Other Acquired Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 and 2006 were as follows:

(Millions)	2007	2006
Balance, beginning of period	$4,603.6	$4,523.2
Goodwill acquired:
Broadspire Disability	-	87.1
Other	-	.1
Balance, end of the period (1)	$4,603.6	$4,610.4
(1)
$4.5 billion of goodwill was assigned to the Health Care segment at both March 31, 2007 and 2006 and $99.0 million and $87.1 million of goodwill was assigned to the Group Insurance segment at March 31, 2007 and 2006, respectively.

Other acquired intangible assets at March 31, 2007 and December 31, 2006 consisted of the following:

		Accumulated		Amortization
(Millions)	Cost	Amortization	Net Balance	Period (Years)
March 31, 2007
Other acquired intangible assets:
Provider networks	$696.2	$289.2	$407.0	12-25
Customer lists	250.6	60.0	190.6	4-10
Technology	56.5	25.2	31.3	3-5
Other	31.4	12.8	18.6	3-12
Trademarks	22.3	-	22.3	Indefinite
Total other acquired intangible assets	$1,057.0	$387.2	$669.8

December 31, 2006
Other acquired intangible assets:
Provider networks	$696.2	$282.0	$414.2	12-25
Customer lists	250.6	51.3	199.3	4-10
Technology	56.5	21.3	35.2	3-5
Other	31.4	10.8	20.6	3-12
Trademarks	22.3	-	22.3	Indefinite
Total other acquired intangible assets	$1,057.0	$365.4	$691.6

We estimate annual pretax amortization for other acquired intangible assets over the next five calendar years to be as follows:

(Millions)
2008	$79.8
2009	68.8
2010	65.0
2011	60.3
2012	51.7

6.	Investments

Total investments at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007					December 31, 2006
(Millions)	Current		Long-term		Total	Current		Long-term		Total
Debt securities available for sale:
Available for use in current operations	$13,176.0	(1)	$-		$13,176.0	$13,293.8	(1)	$-		$13,293.8
Loaned securities	999.5		-		999.5	1,018.1		-		1,018.1
On deposit, as required by regulatory
authorities	-		558.3	(3)	558.3	-		555.0	(3)	555.0
Debt securities available for sale	14,175.5		558.3		14,733.8	14,311.9		555.0		14,866.9
Equity securities available for sale	31.3	(1)	38.3	(3)	69.6	32.8	(1)	38.3	(3)	71.1
Short-term investments	91.0	(1)	-		91.0	110.6	(1)	-		110.6
Mortgage loans	91.1	(2)	1,442.1		1,533.2	207.4	(2)	1,380.8		1,588.2
Other investments	2.2	(2)	1,331.9	(3)	1,334.1	3.0	(2)	1,247.3	(3)	1,250.3
Total investments	$14,391.1		$3,370.6		$17,761.7	$14,665.7		$3,221.4		$17,887.1
(1)	Included in investment securities on the Consolidated Balance Sheets totaling $13.3 billion and $13.4 billion at March 31, 2007 and December 31, 2006, respectively.
(2)	Included in other investments on the Consolidated Balance Sheets totaling $93.3 million and $210.4 million at March 31, 2007 and December 31, 2006, respectively.
(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.9 billion and $1.8 billion at March 31, 2007 and December 31, 2006, respectively.

Sources of net investment income for the three months ended March 31, 2007 and 2006 were as follows:

(Millions)	2007	2006
Debt securities	$211.1	$207.7
Mortgage loans	29.0	29.5
Cash equivalents and other short-term investments	27.2	23.1
Other	36.2	46.4
Gross investment income	303.5	306.7
Less: investment expenses	(9.0)	(8.7)
Net investment income (1)	$294.5	$298.0
(1)
Includes amounts related to experience-rated contract holders of $31.3 million and $34.7 million during the three months ended March 31, 2007 and 2006, respectively.  Interest credited to experience-rated contract holders is included in current and future benefits in our Consolidated Statements of Income.

Net realized capital (losses) gains on investments for the three months ended March 31, 2007 and 2006, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2007	2006
Debt securities (1)	$(.1)	$7.7
Equity securities	-	3.7
Derivatives	.1	7.8
Other	(1.2)	(1.6)
Pretax net realized capital (losses) gains	$(1.2)	$17.6
(1)
Included in net realized capital losses on debt securities for the three months ended March 31, 2007 were $16.9 million of other-than-temporary impairment charges for securities that were in an unrealized loss position due to interest rate increases and not unfavorable changes in the credit quality of such securities.  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  Refer to Critical Accounting Estimates – Other-Than-Temporary Impairments of Investment Securities in our 2006 Annual Report for additional information.

Net realized capital gains related to experience-rated contract holders of $4 million and $7 million for the three months ended March 31, 2007 and 2006, respectively, were deducted from net realized capital gains and an offsetting amount was reflected in policyholders’ funds.  Net realized capital gains related to discontinued products of $5 million and $16 million for the three months ended March 31, 2007 and 2006, respectively, were deducted from net realized capital gains and an offsetting amount was reflected in the reserve for anticipated future losses on discontinued products (refer to Note 14 beginning on page 15).

7.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) (excluding amounts related to experience-rated contract holders and discontinued products) for the three months ended March 31, 2007.

	Net Unrealized Gains (Losses)			Pension and OPEB Plans
(Millions)	Securities	Foreign Currency	Derivatives	Unrecognized Net Actuarial (Loss) Gain	Unrecognized Prior Service Cost	Total Other Comprehensive (Loss) Income
Balance at December 31, 2006	$66.5	$11.6	$7.6	$(733.7)	$22.3	$(625.7)
Effect of changing measurement
date of pension and OPEB plans
pursuant to FAS 158 (1)	-	-	-	113.7	.2	113.9
Balance at January 1, 2007, as adjusted	66.5	11.6	7.6	(620.0)	22.5	(511.8)
Unrealized net (losses) gains arising
during the period ($(18.3) pretax)	(12.7)	.1	.7	-	-	(11.9)
Reclassification to earnings
($14.9 pretax)	4.6	-	(.4)	5.3	.2	9.7
Other comprehensive (loss) income
during the period	(8.1)	.1	.3	5.3	.2	(2.2)
Balance at March 31, 2007	$58.4	$11.7	$7.9	$(614.7)	$22.7	$(514.0)

(1)
We elected to adopt the measurement date provisions of FAS 158 at December 31, 2007.  Pursuant to the transition provisions of FAS 158, the effects of this change must be recognized as an adjustment to the opening balance of accumulated other comprehensive income on January 1, 2007.  Refer to Note 2 beginning on page 6 for additional details.

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) (excluding amounts related to experience-rated contract holders and discontinued products) for the three months ended March 31, 2006.

	Net Unrealized Gains (Losses)
(Millions)	Securities	Foreign Currency	Derivatives	Minimum Pension Liability (1)	Total Other Comprehensive (Loss) Income
Balance at December 31, 2005	$104.1	$12.0	$(1.1)	$(64.7)	$50.3
Unrealized net (losses) gains arising during the
period ($(144.8) pretax)	(109.4)	(.3)	15.6	-	(94.1)
Reclassification to earnings ($16.2 pretax)	(5.6)	-	(4.9)	-	(10.5)
Other comprehensive (loss) income during the period	(115.0)	(.3)	10.7	-	(104.6)
Balance at March 31, 2006	$(10.9)	$11.7	$9.6	$(64.7)	$(54.3)
(1)
Prior to the adoption of FAS 158 at December 31, 2006, we were required to recognize a minimum pension liability adjustment for our supplemental pension plan in accordance with the provisions of FAS 87, “Employers' Accounting for Pensions.”

8.	Employee Benefit Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our noncontributory defined benefit pension plans and OPEB plans for the three months ended March 31, 2007 and 2006 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2007	2006	2007	2006
Service cost	$10.8	$24.5	$.1	$.1
Interest cost	74.8	70.8	5.4	6.3
Expected return on plan assets	(116.4)	(102.7)	(1.0)	(1.0)
Amortization of prior service costs	1.2	1.4	(.9)	(.5)
Recognized net actuarial loss	6.9	19.3	1.4	1.8
Net periodic benefit (income) cost	$(22.7)	$13.3	$5.0	$6.7

9.	Debt

The carrying value of our long-term debt at March 31, 2007 and December 31, 2006 was as follows:

	March 31,	December 31,
(Millions)	2007	2006
Senior notes, 5.75%, due 2011	$449.6	$449.6
Senior notes, 7.875%, due 2011	448.5	448.4
Senior notes, 6.0%, due 2016	745.9	745.8
Senior notes, 6.625%, due 2036	798.5	798.5
Total long-term debt	$2,442.5	$2,442.3

At March 31, 2007, we had an unsecured $1 billion, five-year revolving credit agreement (the “Facility”) with several financial institutions which terminates in January 2012, which may be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2005 at or below .4 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity (excluding any overfunded or underfunded status of our pension and OPEB plans in accordance with FAS 158 and any net unrealized capital gains and losses) and total debt (as defined in the Facility).  We met this requirement at March 31, 2007.

At March 31, 2007, there was $10 million outstanding under a short-term credit program that is secured by assets of certain of our subsidiaries.

10.	Capital Stock

On September 29, 2006, the Board authorized a share repurchase program for the repurchase of up to $750 million of common stock.  During the first quarter of 2007, we repurchased approximately 7 million shares of common stock at a cost of approximately $303 million (approximately $27 million of these repurchases were settled in early April).  At March 31, 2007, we may repurchase up to $268 million of common stock under the remaining Board authorization.

On February 9, 2007, approximately 4.8 million SARs and approximately .7 million restricted stock units (“RSUs”) were granted to certain employees.  The SARs will be settled in stock, net of taxes, based on the appreciation of our stock price over $42.57 per share.  For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period.  The SARs and RSUs will become 100% vested three years from the grant date, with one-third of the SARs and RSUs vesting each year.

11.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at March 31, 2007, the amount of dividends that may be paid to Aetna through the end of 2007 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $941 million in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

At March 31, 2007, the combined statutory capital and surplus of our insurance and HMO subsidiaries was $4.6 billion.  At December 31, 2006, such capital and surplus was $4.7 billion.

12.	Commitments and Contingencies

Litigation
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

Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”).  We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement.  During the second quarter of 2003, we recorded a charge of $75 million ($115 million pretax) (included in other operating expenses) in connection with the Physician Settlement Agreement, net of an estimated insurance receivable of $72 million pretax.  We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”).  During the second quarter of 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation.  We have appealed that ruling and intend to continue to vigorously pursue recovery from our third party insurers.  However, as a result of that ruling, we concluded that the estimated insurance receivable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement is no longer probable of collection for accounting purposes, and therefore, during the second quarter of 2006, we wrote-off that recoverable.  We continue to work with plaintiffs’ representatives in implementing the Physician Settlement Agreement and the issues that may arise under that agreement.

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

In connection with this industry wide review, we have received, and may receive, additional subpoenas and requests for information from other attorneys general and other regulators.

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

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities.  There also continues to be heightened review by regulatory authorities of the managed health care industry’s business practices, including utilization management, complaint and grievance processing, information privacy, delegated arrangements and claim payment practices.  As a leading national managed care organization, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

We are unable to predict at this time the ultimate outcome of the remaining Provider Cases, the insurance industry brokerage practices matters or other litigation and regulatory proceedings, and it is reasonably possible that their outcome could be material to us.

13.	Segment Information

Summarized financial information of our segments for the three months ended March 31, 2007 and 2006 were as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company
2007
Revenue from external customers	$5,882.0	$465.7	$59.0	$-	$6,406.7
Operating earnings (loss) (1)	422.7	31.1	9.1	(27.5)	435.4
2006
Revenue from external customers	$5,406.6	$455.5	$57.0	$-	$5,919.1
Operating earnings (loss) (1)	360.6	32.2	9.3	(21.8)	380.3

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other item described in the reconciliation below.

A reconciliation of operating earnings to income from continuing operations in the Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 was as follows:

(Millions)	2007	2006
Operating earnings	$435.4	$ 380.3
Net realized capital (losses) gains	(.8)	11.5
Acquisition-related software charge (1)	-	(6.2)
Income from continuing operations	$434.6	$ 385.6
(1)
As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software that we had been developing internally.  As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses in the first quarter of 2006.  This charge does not reflect the underlying business performance of Group Insurance, and therefore, we have excluded it from operating earnings in the first quarter of 2006.

14.	Discontinued Products

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

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss (including mortality and retirement gains or losses) and realized capital gains or losses.  Operating income or loss is equal to revenue less expenses.  Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold and any other-than-temporary impairments.  Mortality and retirement gains or losses reflect our experience related to SPAs.  A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected.  A retirement gain (loss) occurs when an annuitant retires later (earlier) than expected.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products.  Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products.  Interest on the payable generally offsets the investment income on the assets available to fund the shortfall.  At March 31, 2007, the receivable from continuing products, net of related deferred taxes payable of $140 million on accrued interest income, was $320 million.  At December 31, 2006, the receivable from continuing products, net of related deferred taxes payable of $138 million on accrued interest income, was $315 million.  These amounts were eliminated in consolidation.

Results of discontinued products for the three months ended March 31, 2007 and 2006 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net (1)
Three months ended March 31, 2007
Net investment income	$85.0	$-	$85.0
Net realized capital gains	4.9	(4.9)	-
Interest earned on receivable from continuing products	6.9	-	6.9
Other revenue	6.8	-	6.8
Total revenue	103.6	(4.9)	98.7
Current and future benefits	80.8	15.3	96.1
Operating expenses	2.6	-	2.6
Total benefits and expenses	83.4	15.3	98.7
Results of discontinued products	$20.2	$(20.2)	$-

Three months ended March 31, 2006
Net investment income	$88.7	$-	$88.7
Net realized capital gains	15.7	(15.7)	-
Interest earned on receivable from continuing products	7.6	-	7.6
Other revenue	7.8	-	7.8
Total revenue	119.8	(15.7)	104.1
Current and future benefits	83.6	17.4	101.0
Operating expenses	3.1	-	3.1
Total benefits and expenses	86.7	17.4	104.1
Results of discontinued products	$33.1	$(33.1)	$-

(1)	Amounts are reflected in the Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at March 31, 2007 and December 31, 2006 were as follows: (1)

	March 31,	December 31,
(Millions)	2007	2006
Assets:
Debt securities available for sale	$2,826.1	$2,857.4
Equity securities available for sale	54.6	54.9
Mortgage loans	589.4	650.6
Investment real estate	90.6	77.8
Loaned securities	246.2	228.2
Other investments (2)	650.8	625.4
Total investments	4,457.7	4,494.3
Collateral received under securities loan agreements	253.7	236.4
Current and deferred income taxes	120.9	110.3
Receivable from continuing products (3)	459.6	452.7
Total assets	$5,291.9	$5,293.7

Liabilities:
Future policy benefits	$3,727.6	$3,771.1
Policyholders' funds	23.9	23.4
Reserve for anticipated future losses on discontinued products	1,083.8	1,061.1
Collateral payable under securities loan agreements	253.7	236.4
Other liabilities	202.9	201.7
Total liabilities	$5,291.9	$5,293.7

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)
Includes debt securities on deposit as required by regulatory authorities of $22.4 million and $22.0 million at March 31, 2007 and December 31, 2006, respectively.  These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

At March 31, 2007 and December 31, 2006, net unrealized capital gains on debt securities available for sale are included above in other liabilities and are not reflected in consolidated shareholders’ equity.  The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2007 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2006	$1,061.1
Operating income	11.4
Net realized capital gains	4.9
Mortality and other	3.9
Tax benefits	2.5
Reserve for anticipated future losses on discontinued products at March 31, 2007	$1,083.8

Distributions on discontinued products for the three months ended March 31, 2007 and 2006 were as follows:

(Millions)	2007	2006
Scheduled contract maturities, settlements and benefit payments	$118.1	$ 118.9
Participant-directed withdrawals	.1	.1

15.	Discontinued Operations

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

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2007, and the related consolidated statements of income, statements of shareholders’ equity and cash flows for the three-month period ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 26, 2007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 34.9 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life, long-term care and disability plans, and medical management capabilities.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans and government-sponsored plans.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at March 31, 2007 and December 31, 2006 and results of operations for the three months ended March 31, 2007 and 2006.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2006 Annual Report on Form 10-K (the “2006 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2007 and 2006:

(Millions)	2007	2006
Revenue:
Health Care	$5,965.5	$5,495.9
Group Insurance	544.4	535.2
Large Case Pensions	190.1	203.6
Total revenue	6,700.0	6,234.7
Net income	434.6	401.7
Operating earnings: (1)
Health Care	422.7	360.6
Group Insurance	31.1	32.2
Large Case Pensions	9.1	9.3
Cash flows from operations	828.7	364.1
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this Document on page 20 for a discussion of non-GAAP measures.  Refer to pages 21, 24 and 25 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our operating earnings for the three months ended March 31, 2007, compared to the corresponding period in 2006, reflect continued growth in our Health Care business.  The increase in our operating earnings primarily reflects growth in revenue from rate increases for renewing membership in 2007 and increases in membership levels, as well as continued general and administrative expense efficiencies.  We experienced membership growth in both our insured (where we assume all or a majority of risk for medical and dental care costs) and administrative services contract (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) products.  At March 31, 2007, we served approximately 15.7 million medical members (consisting of approximately 34% insured members and 66% ASC members), 13.7 million dental members, and 10.5 million pharmacy members.

We continued to generate strong cash flows from operations in the first quarter of 2007.  These cash flows funded ordinary course operating activities.  Additionally, cash flows for the three months ended March 31, 2007 reflect approximately $202 million of advance payments (for the month of April 2007) from the Centers of Medicare and Medicaid Services (“CMS”) that were not earned in the period.  We also continued our share repurchase program in the first quarter of 2007, repurchasing approximately 7 million shares of our common stock at a cost of approximately $303 million.

Management Update
Joseph Zubretsky, Executive Vice President and Chief Financial Officer, joined Aetna in February 2007, and succeeds Alan M. Bennett, who will retire on April 27, 2007.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information”, and is consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements beginning on page 14.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

Our discussion of the results of operations of each business segment is based on operating earnings, which exclude realized capital gains and losses as well as other items from net income reported in accordance with GAAP.  We believe excluding realized capital gains and losses from net income to arrive at operating earnings provides more useful information about our underlying business performance.  Realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that do not relate to the ordinary course of our business from net income to arrive at operating earnings.  In each segment discussion below, we present a table that reconciles operating earnings to net income reported in accordance with GAAP.  Each table details the realized capital gains and losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

We reexamine our previously established estimates of health care costs payable each period based on actual claim submissions and other changes in facts and circumstances.  Because of the uncertainty involved in establishing estimates of health care costs payable each period, changes in prior period health care costs estimates may be offset by estimates of current period health care costs when we establish our estimate of current period health care costs.  When significant decreases (increases) in prior periods’ health care cost estimates occur that we believe significantly impact our current period results of operations, we disclose that amount as favorable (unfavorable) development of prior period health care cost estimates.  Development of prior period health care cost estimates is recognized immediately if we determine that a portion of the prior period health care costs payable is no longer needed or that additions to health care costs payable are needed.  Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for health care costs payable.  We had no significant development of prior period health care cost estimates for the three months ended March 31, 2007 and 2006.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2006 Annual Report for additional information.

HEALTH CARE

Health Care consists of medical, pharmacy benefits management and dental and vision plans offered on both an insured basis and an ASC basis.  Medical plans include point-of-service (“POS”), health maintenance organization, preferred provider organization (“PPO”) and indemnity benefit products.  Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  Health Care also offers specialty products, such as medical management and data analytic services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

Operating Summary for the Three Months Ended March 31, 2007 and 2006:

(Millions)	2007	2006
Premiums:
Commercial (1)	$ 4,512.6	$ 4,296.5
Medicare	651.4	429.6
Medicaid	14.5	-
Total premiums	5,178.5	4,726.1
Fees and other revenue	703.5	680.5
Net investment income	87.1	83.6
Net realized capital (losses) gains	(3.6)	5.7
Total revenue	5,965.5	5,495.9
Health care costs (2)	4,177.1	3,786.2
Operating expenses:
Selling expenses	247.6	221.4
General and administrative expenses (3)	869.3	899.0
Total operating expenses	1,116.9	1,120.4
Amortization of other acquired intangible assets	20.1	19.9
Total benefits and expenses	5,314.1	4,926.5
Income before income taxes	651.4	569.4
Income taxes	231.0	205.1
Net income	$ 420.4	$ 364.3
(1)	Commercial includes all health care insured products, except Medicare and Medicaid.
(2)
The percentage of health care costs related to capitated arrangements with primary care physicians (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 5.5% for the three months ended March 31, 2007 compared to 5.9% for the corresponding period in 2006.

(3)	Includes salaries and related benefit expenses of $524.1 million and $570.8 million for the three months ended March 31, 2007 and 2006, respectively.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2007 and 2006:

(Millions)	2007	2006
Net income	$420.4	$364.3
Net realized capital losses (gains)	2.3	(3.7)
Operating earnings	$422.7	$360.6

Operating earnings for the first quarter of 2007 when compared to the corresponding period in 2006 reflect growth in premiums and fees and other revenue and improved operating expense efficiencies (operating expenses divided by total revenue).  The growth in premiums and fees and other revenue resulted from rate increases for renewing membership as well as increases in membership levels (refer to Membership beginning on page 22).

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums. For the three months ended March 31, 2007 and 2006, our Commercial, Medicare and total MBR were as follows:

	2007	2006
Commercial MBR	79.6%	79.4%
Medicare MBR	88.0%	87.3%
Total MBR	80.7%	80.1%

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

Our Commercial products continued to grow for the three months ended March 31, 2007
Commercial premiums increased approximately $216 million for the three months ended March 31, 2007, when compared to the corresponding period in 2006.  This increase reflects premium rate increases on renewing business and an increase in membership levels.

Our Commercial medical benefit ratio was 79.6% and 79.4% for the three months ended March 31, 2007 and 2006, respectively.  The slight increase in our Commercial medical benefit ratio for the first quarter 2007 reflects a percentage increase in our per member health care costs that slightly outpaced the percentage increase in per member premiums.  The increase in per member health care costs was driven primarily by increases in costs related to emergency room, ancillary services and pharmacy medical costs, as well as moderate increases in physician and hospital inpatient and outpatient costs. Refer to Critical Accounting Estimates - Health Care Costs Payable in our 2006 Annual Report for a discussion of Health Care Costs Payable.

Medicare results for the first quarter 2007 reflect growth from the corresponding period in 2006
Medicare premiums increased approximately $222 million for the three months ended March 31, 2007, compared to the corresponding period in 2006.  This increase reflects our new private-fee-for-service Medicare plans which were effective January 1, 2007, increases in premiums paid to us by CMS due to higher membership levels in both our Medicare Advantage product and Medicare Part D prescription drug program (“PDP”) and rate increases by CMS.  The Medicare medical benefit ratio for the first quarter of 2007 was 88.0%, compared to 87.3% for the corresponding period in 2006.  The increase in the Medicare medical benefit ratio for the first quarter 2007 reflects a change in our product mix as a result of the introduction of private-fee-for-service Medicare plans.

Other Sources of Revenue
Fees and other revenue increased approximately $23 million for the three months ended March 31, 2007, compared to the corresponding period in 2006, reflecting growth in ASC membership and rate increases.

Net realized capital losses for the three months ended March 31, 2007 were due primarily to other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 27 for additional information) partially offset by net gains on the sale of debt securities.  Net realized capital gains for the three months ended March 31, 2006 were due primarily to gains from derivatives.

Membership
Health Care’s membership at March 31, 2007 and 2006 was as follows:

	2007			2006
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,179	10,172	15,351	5,127	10,049	15,176
Medicare Advantage	178	-	178	117	-	117
Medicare Health Support Program (1)	-	16	16	-	15	15
Medicaid	28	130	158	-	110	110
Total Medical Membership	5,385	10,318	15,703	5,244	10,174	15,418

Consumer-Directed Health Plans (2)			910			614

Dental:
Commercial	5,142	7,215	12,357	4,995	7,217	12,212
Network Access (3)	-	1,298	1,298	-	1,119	1,119
Total Dental Membership	5,142	8,513	13,655	4,995	8,336	13,331

Pharmacy:
Commercial			9,417			9,172
Medicare PDP (stand-alone)			321			278
Medicare Advantage PDP			137			107
Total Pharmacy Benefit Management Services			9,875			9,557
Mail Order (4)			621			594
Total Pharmacy			10,496			10,151

(1)	Represents members who participate in a CMS pilot program under which we provide disease and case management services to selected Medicare fee-for-service beneficiaries in exchange for a fee.
(2)	Represents members in consumer-directed health plans included in Commercial medical membership above.
(3)	Represents members in products that allow these members access to our network for a nominal fee.
(4)	Represents members who purchased medications through our mail order pharmacy operations during the first quarter of 2007 and 2006, respectively, and are included in pharmacy membership above.

Total medical, dental and pharmacy membership at March 31, 2007 increased compared to March 31, 2006.  The increase in medical membership was primarily due to growth in our Commercial and Medicare Advantage membership driven by growth from both new and current customers.  Growth in Medicare Advantage membership was due in part to our new private-fee-for-service Medicare plans effective January 1, 2007.  ASC medical membership accounted for the large majority of the membership increase within Commercial and was driven by membership growth within existing plan sponsors and new customers, net of lapses.  Additionally, our Medicaid membership increased during the same time period predominantly due to the expansion of our Medicaid offering in Texas.

Total dental membership increased in 2007 primarily due to growth from both new and current customers.

Pharmacy membership increased in 2007 primarily due to growth in our pharmacy benefit management services and mail order operations.  Our pharmacy benefit management services growth was due in part to an increase in Commercial pharmacy membership as well as PDP membership.  Commercial pharmacy membership increased reflecting strong cross selling success.  Mail order operations reflected an increase in member utilization during this time period due to sales efforts as well as an increase in the preference by our members to use this form of delivery.

GROUP INSURANCE

Group Insurance includes primarily group life insurance products offered on an insured basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an insured and an ASC basis which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services, including short-term and (iii) long-term disability administration and leave management, to employers and long-term care products, which provide benefits offered to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities, primarily on an insured basis.  In 2006, we announced that we are exiting the long-term care insurance market, and therefore, we are no longer soliciting or accepting new long-term care customers (this decision did not have a material impact on our financial condition or results of operations).  We are currently working with our customers on an orderly transition of this product to other carriers.

Operating Summary for the Three Months Ended March 31, 2007 and 2006:

(Millions)	2007	2006
Premiums:
Life	$295.5	$325.6
Disability	118.2	97.3
Long-term care	25.9	25.0
Total premiums	439.6	447.9
Fees and other revenue	26.1	7.6
Net investment income	78.4	76.4
Net realized capital gains	.3	3.3
Total revenue	544.4	535.2
Current and future benefits	417.2	424.4
Operating expenses:
Selling expenses	22.2	22.1
General and administrative expenses (1)	61.8	50.2
Total operating expenses	84.0	72.3
Amortization of other acquired intangible assets	1.7	-
Total benefits and expenses	502.9	496.7
Income before income taxes	41.5	38.5
Income taxes	10.2	10.3
Net income	$31.3	$28.2

(1)	Includes salaries and related benefit expenses of $30.9 million and $23.3 million for the three months ended March 31, 2007 and 2006, respectively.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2007 and 2006:

(Millions)	2007	2006
Net income	$31.3	$28.2
Net realized capital gains	(.2)	(2.2)
Acquisition-related software charge (1)	-	6.2
Operating earnings	$31.1	$32.2
(1)
As a result of the acquisition of Broadspire Disability in the first quarter of 2006, we acquired certain software which eliminated the need for similar software we had been developing internally.  As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses in the first quarter of 2006.  This charge does not reflect the underlying business performance of Group Insurance, and therefore, we have excluded it from operating earnings in the first quarter of 2006.

Operating earnings for the three months ended March 31, 2007 were comparable to the corresponding period in 2006.  However, these results for 2007 reflect higher premiums from disability products and higher fees and other revenue, offset by lower premiums from life insurance products (primarily reflecting the termination of an assumed life reinsurance contract in the second quarter of 2006), higher general and administrative expenses and a slightly higher group benefit ratio.  The growth in fees and other revenue and general and administrative expenses primarily related to the March 2006 acquisition of Broadspire Disability.  The group benefit ratio was 94.9% for the three months ended March 31, 2007, compared to 94.8% for the corresponding period in 2006.

Net realized capital gains for the three months ended March 31, 2007 were due primarily to net gains on the sale of debt securities substantially offset by losses on other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 27 for additional information).  Net realized capital gains for the three months ended March 31, 2006 were due primarily to net gains on sales of debt securities.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2007 and 2006:

(Millions)	2007	2006
Premiums	$55.8	$54.2
Net investment income	129.0	138.0
Other revenue	3.2	2.8
Net realized capital gains	2.1	8.6
Total revenue	190.1	203.6
Current and future benefits	173.2	176.3
General and administrative expenses (1)	3.6	4.4
Total benefits and expenses	176.8	180.7
Income before income taxes	13.3	22.9
Income taxes	2.9	8.0
Net income	$10.4	$14.9

Assets under management: (2)
Fully guaranteed discontinued products	$4,332.5	$4,467.1
Experience-rated (3)	4,729.7	4,255.8
Non-guaranteed (4)	14,877.9	12,792.6
Total assets under management	$23,940.1	$21,515.5

(1)	Includes salaries and related benefit expenses of $2.9 million and $3.1 million for the three months ended March 31, 2007 and 2006, respectively.
(2)	Excludes net unrealized capital gains of $177.7 million and $172.5 million at March 31, 2007 and 2006, respectively.
(3)	The increase in experience-rated assets under management primarily reflects higher funds required to pay guaranteed benefits.
(4)	The increase in non-guaranteed assets under management primarily reflects additional deposits and investment appreciation.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2007 and 2006:

(Millions)	2007	2006
Net income	$10.4	$14.9
Net realized capital gains	(1.3)	(5.6)
Operating earnings	$9.1	$9.3

Operating earnings for the three months ended March 31, 2007 were comparable to the corresponding period in 2006.

General account assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three months ended March 31, 2007 and 2006 were as follows:

(Millions)	2007	2006
Scheduled contract maturities and benefit payments (1)	$91.1	$87.2
Contract holder withdrawals other than scheduled contract maturities and benefit payments	1.1	6.3
Participant-directed withdrawals	1.1	5.1

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Discontinued Products
We discontinued the sale of our fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”)) in 1993.  We established a reserve for anticipated future losses on these products based on the present value of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet our obligations under these products.

Results of operations of discontinued products, including net realized capital gains (losses), are credited (charged) to the reserve for anticipated future losses.  Our results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and favorably affected to the extent future losses are less than anticipated.

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss (including mortality and retirement gains or losses) and realized capital gains or losses.  Operating income or loss is equal to revenue less expenses.  Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold and any other-than-temporary impairments.  Mortality and retirement gains or losses reflect our experience related to SPAs.  A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected.  A retirement gain (loss) occurs when an annuitant retires later (earlier) than expected.

The results of discontinued products for the three months ended March 31, 2007 and 2006 were as follows:

(Millions)	2007	2006
Interest margin (1)	$2.7	$3.3
Net realized capital gains	3.2	10.2
Interest earned on receivable from continuing products	4.5	4.9
Other, net	5.2	5.1
Results of discontinued products, after tax	$15.6	$23.5

Results of discontinued products, pretax	$20.2	$33.1

Net realized capital gains from sales and other-than-temporary impairments of debt securities,
after tax (included above)	$2.9	$1.8
(1)	The interest margin is the difference between earnings on invested assets and interest credited to contract holders.

Net realized capital gains for the first quarter of 2007 were due primarily to net gains on the sale of debt securities partially offset by other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 27 for additional information).  Net realized capital gains for the first quarter of 2006 were due primarily to net gains on the sale of equity, real estate and debt securities, partially offset by losses on future contracts.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2007 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2006	$1,061.1
Operating income	11.4
Net realized capital gains	4.9
Mortality and other	3.9
Tax benefits	2.5
Reserve for anticipated future losses on discontinued products at March 31, 2007	$1,083.8

Refer to Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 15 for additional information on the assets and liabilities supporting discontinued products at March 31, 2007 and 2006 as well as a discussion of the reserves for anticipated future losses on discontinued products.

INVESTMENTS

Investments disclosed in this section relate to our total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007			December 31, 2006
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale:
Available for use in current operations	$13,176.0	$-	$13,176.0	$13,293.8	$-	$13,293.8
Loaned securities	999.5	-	999.5	1,018.1	-	1,018.1
On deposit, as required by regulatory
authorities	-	558.3	558.3	-	555.0	555.0
Debt securities available for sale	14,175.5	558.3	14,733.8	14,311.9	555.0	14,866.9
Equity securities available for sale	31.3	38.3	69.6	32.8	38.3	71.1
Short-term investments	91.0	-	91.0	110.6	-	110.6
Mortgage loans	91.1	1,442.1	1,533.2	207.4	1,380.8	1,588.2
Other investments	2.2	1,331.9	1,334.1	3.0	1,247.3	1,250.3
Total investments	$14,391.1	$3,370.6	$17,761.7	$14,665.7	$3,221.4	$17,887.1

Debt and Equity Securities
Debt securities represented 83% at March 31, 2007 and December 31, 2006, of our total invested assets and supported the following types of products:

	March 31,	December 31,
(Millions)	2007	2006
Supporting discontinued products	$3,094.7	$3,107.6
Supporting experience-rated products	1,682.2	1,672.8
Supporting remaining products	9,956.9	10,086.5
Total debt securities (1)	$14,733.8	$14,866.9
(1)
Total debt securities include “Below Investment Grade” securities of $860 million at March 31, 2007, and $925 million at December 31, 2006, of which 25% and 23% at March 31, 2007 and December 31, 2006, respectively, supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $239 million (comprised of gross unrealized capital gains of $349 million and gross unrealized capital losses of $110 million) at March 31, 2007 compared with net unrealized capital gains of $276 million (comprised of gross unrealized capital gains of $415 million and gross unrealized capital losses of $139 million) at December 31, 2006.  Of the net unrealized capital gains at March 31, 2007, $125 million relate to assets supporting discontinued products and $46 million relate to experience-rated products.  Of the net unrealized capital gains at December 31, 2006, $142 million relate to assets supporting discontinued products and $52 million relate to experience-rated products.

Equity securities reflect gross unrealized capital gains of $5 million at March 31, 2007 and $6 million at December 31, 2006.

If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss which is reflected in accumulated other comprehensive (loss) income (a component of shareholders’ equity).  If the decline is “other-than-temporary”, the carrying value of the investment is written down and a realized capital loss is recorded in earnings consistent with the guidance of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB Staff Position FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 59, “Accounting for Noncurrent Marketable & Equities Securities”.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Investment Securities in our 2006 Annual Report for additional information.

At March 31, 2007 and December 31, 2006, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.

Capital Gains and Losses
For the three months ended March 31, 2007, net realized capital losses were $1 million ($.8 million after tax) compared to net realized capital gains of $18 million ($12 million after tax) for the corresponding period in 2006.  Included in net realized capital losses for the first quarter of 2007 were $17 million ($11 million after tax) of other-than-temporary impairment charges on debt securities that were in an unrealized loss position due to interest rate increases and not unfavorable changes in the credit quality of such securities.  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Investment Securities in our 2006 Annual Report for more information.  There were no significant investment write-downs from other-than-temporary impairments during the first quarter of 2006.  We had no individually material realized losses on debt or equity securities that materially impacted our results of operations during the three months ended March 31, 2007 or 2006.

Mortgage Loans
Our mortgage loan investments supported the following types of products at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
(Millions)	2007	2006
Supporting discontinued products	$589.4	$650.6
Supporting experience-rated products	257.5	304.3
Supporting remaining products	686.3	633.3
Total mortgage loans	$1,533.2	$1,588.2

The mortgage loan portfolio balance represented 9% of our total invested assets at March 31, 2007 and December 31, 2006.  There were no material problem, restructured or potential problem loans included in mortgage loans at March 31, 2007 or December 31, 2006.  There were no specific impairment reserves on these loans at March 31, 2007 or December 31, 2006.

Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities where appropriate.  We manage credit risk by seeking to maintain high average quality ratings and diversified sector exposure within our debt securities portfolio.  In connection with our investment and risk management objectives, we also use derivative financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  Our use of these derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, warrants, forward contracts and futures contracts.  These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk.  However, when used for hedging, we expect these instruments to reduce overall risk.  Refer to Liquidity and Capital Resources below for additional information.

We regularly evaluate our risk from market-sensitive instruments by examining, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  We also regularly evaluate the appropriateness of investments relative to our management-approved investment guidelines (and operate within those guidelines) and the business objectives of our portfolios.

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by those contract holders and not by us (subject to, among other things, certain minimum guarantees).  Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pensions products are provided for in the reserve for anticipated future losses on discontinued products (refer to Large Case Pensions - Discontinued Products beginning on page 24).

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, results of operations and cash flows assuming the occurrence of certain reasonably possible changes in market rates and prices.  Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows at March 31, 2007.  Refer to the MD&A in our 2006 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Generally, we meet our operating requirements by maintaining appropriate levels of liquidity in our investment portfolio and using overall cash flows from premiums, deposits and income received on investments. We monitor the duration of our portfolio of debt securities (which is highly marketable) and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals and operating expenses.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2007 and 2006.  We present net cash flows used for operating activities of continuing operations and net cash flows provided by investing activities separately for our Large Case Pensions segment, because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2007	2006
Cash flows from operating activities
Health Care and Group Insurance (1)	$904.3	$372.0
Large Case Pensions	(75.6)	(57.6)
Net cash provided by operating activities of continuing operations	828.7	314.4
Discontinued Operations	-	49.7
Net cash provided by operating activities	828.7	364.1

Cash flows from investing activities
Health Care and Group Insurance	(129.6)	(153.7)
Large Case Pensions	116.2	(5.8)
Net cash used for investing activities	(13.4)	(159.5)

Net cash used for financing activities	(265.5)	(56.4)
Net increase in cash and cash equivalents	$549.8	$148.2
(1)	Includes corporate interest.

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $904 million in the three months ended March 31, 2007 and $372 million in the three months ended March 31, 2006.  Cash flows for the three months ended March 31, 2007 reflect approximately $202 million of advance payments (for the month of April 2007) from CMS that were not earned in the period.  The three months ended March 31, 2006 includes a payment of approximately $180 million pretax for a voluntary contribution to our tax-qualified pension plan and the receipt of approximately $50 million, resulting from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company (refer to Note 15 of Condensed Notes to Consolidated Financial Statements on page 17 for additional information).

During the first quarter of 2006, we spent $161 million on acquisitions to enhance our existing product capabilities and future growth opportunities.  This use of cash was reported as cash flows used in investing activities.

We repurchased approximately 7 million shares of common stock at a cost of approximately $303 million during the three months ended March 31, 2007 and 3 million shares of common stock at a cost of approximately $151 million during the three months ended March 31, 2006.  At March 31, 2007, the capacity remaining under our share repurchase program was approximately $268 million.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 12 for more information.

Other Liquidity Information
We currently intend to pay an annual dividend of $.04 per common share, payable in the fourth quarter of 2007.  Our Board reviews our common stock dividend annually.  Among the factors to be considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

Our long-term debt consists of $450 million of 5.75% senior notes due 2011, $450 million of 7.875% senior notes due 2011, $750 million of 6.0% senior notes due 2016 and $800 million of 6.625% senior notes due 2036.

We have significant short-term liquidity supporting our businesses.  Our committed short-term borrowing capacity consists of a $1 billion credit facility which terminates in January 2012 and a one-year bridge loan facility for certain of our subsidiaries with a borrowing capacity of up to $45 million.  The $1 billion revolving credit facility also provides for the issuance of letters of credit at our request, up to $150 million, which count as usage of the available commitments under the facility.  The credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions.  The maximum amount of short-term borrowings outstanding during the first quarter of 2007 was $349 million.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was 21% at March 31, 2007.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 12 for additional information on our short-term and long-term debt.

After tax interest expense was $28 million for the three months ended March 31, 2007 compared to $22 million for the corresponding period in 2006.  The increase in interest expense for the three months ended March 31, 2007 related to higher overall average long-term debt levels as a result of our issuance of $2.0 billion in senior notes in June 2006.

Other Common Stock Transactions
On February 9, 2007, approximately 4.8 million stock appreciation rights (“SARs”) and approximately .7 million restricted stock units (“RSUs”) were granted to certain employees.  The SARs will be settled in stock, net of taxes, based on the appreciation of our stock price over $42.57 per share.  For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period.  The SARs and RSUs will become 100% vested three years from the grant date, with one-third of the SARs and RSUs vesting each year.

Ratings

At April 26, 2007, the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations (“Rating Agencies”) were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper) (1)	AMB-2	F2	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A+

(1)	The stated outlook from all Rating Agencies for the senior debt and financial strength ratings of Aetna Inc. and ALIC, respectively, is stable.

CRITICAL ACCOUNTING ESTIMATES

Refer to Critical Accounting Estimates in our 2006 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we made using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.

REGULATORY ENVIRONMENT

Refer to Regulatory Environment in our 2006 Annual Report for information on regulation of our business.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The Forward-Looking Information/Risk Factors portion of our 2006 Annual Report contains a discussion of important risk factors related to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in MD&A – Investments beginning on page 26.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were adequate and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, which begins on page 13 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January 1, 2007 - January 31, 2007	-	$-	-	$570.9
February 1, 2007 - February 28, 2007	2.4	44.93	2.4	463.1
March 1, 2007 - March 31, 2007	4.4	44.10	4.4	268.4
Total	6.8	$44.39	6.8	N/A

On September 29, 2006, we announced that our Board authorized a share repurchase program for the repurchase of up to $750 million of common stock.  During the first quarter of 2007, we repurchased approximately 7 million shares of common stock at a cost of approximately $303 million (approximately $27 million of these repurchases were settled in early April).  At March 31, 2007, we had authorization to repurchase up to approximately $268 million of common stock remaining under the authorization.

Item 5.	Other Information

Appointment of Chief Financial Officer
Joseph Zubretsky, Executive Vice President and Chief Financial Officer, joined Aetna in February 2007, and succeeds Alan M. Bennett, who will retire on April 27, 2007.  Mr. Zubretsky’s business experience, key terms of his compensation arrangements and any family relationships are described in Item 5.02 of Aetna’s Current Report on Form 8-K filed on February 9, 2007, which description is incorporated herein by reference.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material contracts

10.1	Aetna Inc. Non-Employee Director Compensation Plan as of March 30, 2007.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, which begins on page 8 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 26, 2007.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: April 26, 2007	By /s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material contracts

10.1	Aetna Inc. Non-Employee Director Compensation Plan as of March 30, 2007.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 26, 2007.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic