Form 10-Q
period 2007-06-30
AETNA INC /PA/
filed 2007-07-26
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended June 30, 2007

or

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

There were 511.4 million shares of voting common stock with a par value of $.01 per share outstanding at June 30, 2007.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2007

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 19), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2007	2006	2007	2006
Revenue:
Health care premiums	$5,292.8	$4,761.9	$10,471.3	$9,488.0
Other premiums	503.2	507.9	998.6	1,010.0
Fees and other revenue *	736.2	717.6	1,469.0	1,408.5
Net investment income	308.3	275.8	602.8	573.8
Net realized capital (losses) gains	(46.6)	(11.2)	(47.8)	6.4
Total revenue	6,793.9	6,252.0	13,493.9	12,486.7
Benefits and expenses:
Health care costs **	4,313.9	3,898.3	8,491.0	7,684.5
Current and future benefits	576.7	578.8	1,167.1	1,179.5
Operating expenses:
Selling expenses	256.8	240.1	526.6	483.6
General and administrative expenses	957.6	997.1	1,892.3	1,950.7
Total operating expenses	1,214.4	1,237.2	2,418.9	2,434.3
Interest expense	42.8	33.8	85.1	67.3
Amortization of other acquired intangible assets	21.8	21.8	43.6	41.7
Reduction of reserve for anticipated future losses on discontinued products	(64.3)	(115.4)	(64.3)	(115.4)
Total benefits and expenses	6,105.3	5,654.5	12,141.4	11,291.9
Income from continuing operations before income taxes	688.6	597.5	1,352.5	1,194.8
Income taxes (benefits):
Current	244.3	171.1	476.8	398.3
Deferred	(7.0)	36.9	(10.2)	21.4
Total income taxes	237.3	208.0	466.6	419.7
Income from continuing operations	451.3	389.5	885.9	775.1
Discontinued operations, net of tax (Note 16)	-	-	-	16.1
Net income	$451.3	$389.5	$885.9	$791.2

Earnings per common share:
Basic:
Income from continuing operations	$.88	$.69	$1.72	$1.37
Discontinued operations, net of tax	-	-	-	.03
Net income	$.88	$.69	$1.72	$1.40

Diluted:
Income from continuing operations	$.85	$.67	$1.66	$1.32
Discontinued operations, net of tax	-	-	-	.02
Net income	$.85	$.67	$1.66	$1.34
* Fees and other revenue include administrative services contract member co-payment revenue and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $17.2 million and $28.3 million (net of pharmaceutical and processing costs of $362.9 million and $713.6 million) for the three and six months ended June 30, 2007, respectively, and $7.9 million and $16.1 million (net of pharmaceutical and processing costs of $353.4 million and $682.1 million) for the three and six months ended June 30, 2006, respectively.

** Health care costs have been reduced by insured member co-payment revenue related to our mail order and specialty pharmacy operations of $25.0 million and $50.4 million for the three and six months ended June 30, 2007, respectively, and $23.3 million and $45.8 million for the three and six months ended June 30, 2006, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets
	(Unaudited)
	At June 30,	At December 31,
(Millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,407.4	$880.0
Investment securities	13,155.2	13,437.2
Other investments	99.1	210.4
Premiums receivable, net	474.1	363.1
Other receivables, net	626.8	530.1
Accrued investment income	181.4	183.1
Collateral received under securities loan agreements	1,024.8	1,054.3
Loaned securities	998.3	1,018.1
Income taxes receivable	42.6	-
Deferred income taxes	246.4	120.8
Other current assets	574.5	506.7
Total current assets	18,830.6	18,303.8
Long-term investments	1,944.6	1,840.6
Mortgage loans	1,440.1	1,380.8
Reinsurance recoverables	1,104.8	1,107.4
Goodwill	4,603.6	4,603.6
Other acquired intangible assets, net	648.0	691.6
Property and equipment, net	294.9	283.6
Deferred income taxes	357.2	342.4
Other long-term assets	1,169.2	868.7
Separate Accounts assets	19,179.1	18,203.9
Total assets	$49,572.1	$47,626.4

Liabilities and shareholders' equity
Current liabilities:
Health care costs payable	$2,153.0	$1,927.5
Future policy benefits	781.4	786.0
Unpaid claims	608.4	598.3
Unearned premiums	456.3	185.6
Policyholders' funds	575.5	567.6
Collateral payable under securities loan agreements	1,024.8	1,054.3
Short-term debt	.3	45.0
Income taxes payable	-	42.6
Accrued expenses and other current liabilities	1,845.2	1,896.1
Total current liabilities	7,444.9	7,103.0
Future policy benefits	7,363.4	7,463.7
Unpaid claims	1,196.9	1,174.6
Policyholders' funds	1,301.7	1,296.4
Long-term debt	2,442.7	2,442.3
Income taxes payable	154.5	-
Other long-term liabilities	808.4	797.4
Separate Accounts liabilities	19,179.1	18,203.9
Total liabilities	39,891.6	38,481.3
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock and additional paid-in capital ($.01 par value; 2.8 billion shares authorized;
511.4 million and 516.0 million shares issued and outstanding in 2007 and 2006, respectively)	11.5	366.2
Retained earnings	10,276.6	9,404.6
Accumulated other comprehensive loss	(607.6)	(625.7)
Total shareholders' equity	9,680.5	9,145.1
Total liabilities and shareholders' equity	$49,572.1	$47,626.4
Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Number of	Common		Accumulated
	Common	Stock and		Other	Total
	Shares	Additional	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Paid-in Capital	Earnings	Loss	Equity	Income
Six Months Ended June 30, 2007
Balance at December 31, 2006	516.0	$366.2	$9,404.6	$(625.7)	$9,145.1
Cumulative effect of new accounting
standards (Note 2)	-	-	(1.0)	113.9	112.9
Beginning balance at January 1, 2007,
as adjusted	516.0	366.2	9,403.6	(511.8)	9,258.0
Comprehensive income:
Net income	-	-	885.9	-	885.9	$885.9
Other comprehensive loss (Note 8):
Net unrealized losses on securities	-	-	-	(109.6)	(109.6)
Net foreign currency gains	-	-	-	2.5	2.5
Net derivative gains	-	-	-	.3	.3
Pension and OPEB plans	-	-	-	11.0	11.0
Other comprehensive loss	-	-	-	(95.8)	(95.8)	(95.8)
Total comprehensive income						$790.1
Common shares issued for benefit plans,
including tax benefits	8.2	237.6	-	-	237.6
Repurchases of common shares	(12.8)	(592.3)	(12.9)	-	(605.2)
Balance at June 30, 2007	511.4	$11.5	$10,276.6	$(607.6)	$9,680.5

Six Months Ended June 30, 2006
Balance at December 31, 2005	566.5	$2,414.7	$7,723.7	$50.3	$10,188.7
Comprehensive income:
Net income	-	-	791.2	-	791.2	$791.2
Other comprehensive loss (Note 8):
Net unrealized losses on securities	-	-	-	(201.3)	(201.3)
Net foreign currency gains	-	-	-	.9	.9
Net derivative gains	-	-	-	9.5	9.5
Other comprehensive loss	-	-	-	(190.9)	(190.9)	(190.9)
Total comprehensive income						$600.3
Common shares issued for benefit plans,
including tax benefits	5.4	165.1	-	-	165.1
Repurchases of common shares	(24.2)	(991.0)	-	-	(991.0)
Balance at June 30, 2006	547.7	$1,588.8	$8,514.9	$(140.6)	$9,963.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2007	2006
Cash flows from operating activities:
Net income	$885.9	$791.2
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	-	(16.1)
Physician class action settlement insurance-related charge	-	72.4
Depreciation and amortization	148.3	128.4
Amortization of net investment premium	8.4	8.4
Equity in earnings of affiliates, net	(74.0)	(50.6)
Stock-based compensation expense	45.7	50.0
Net realized capital losses (gains)	47.8	(6.4)
Changes in assets and liabilities:
Accrued investment income	1.7	4.9
Premiums due and other receivables	(157.6)	(134.0)
Income taxes	(57.0)	(72.1)
Other assets and other liabilities	(106.8)	(326.8)
Health care and insurance liabilities	408.2	113.8
Other, net	(1.6)	2.2
Net cash provided by operating activities of continuing operations	1,149.0	565.3
Discontinued operations (Note 16)	-	49.7
Net cash provided by operating activities	1,149.0	615.0

Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	4,603.4	5,285.8
Other investments	635.0	911.5
Cost of investments in:
Debt securities available for sale	(4,724.9)	(5,270.8)
Other investments	(479.0)	(794.5)
Increase in property, equipment and software	(173.8)	(136.9)
Cash used for acquisitions, net of cash acquired	-	(158.8)
Net cash used for investing activities	(139.3)	(163.7)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	-	1,978.9
Repayment of long-term debt	-	(1,150.0)
Net (repayment) issuance of short-term debt	(44.7)	33.0
Deposits and interest credited for investment contracts	4.6	14.3
Withdrawals of investment contracts	(4.4)	(14.5)
Common shares issued under benefit plans	100.0	59.3
Stock-based compensation tax benefits	88.5	53.7
Common shares repurchased	(626.3)	(970.0)
Net cash (used for) provided by financing activities	(482.3)	4.7

Net increase in cash and cash equivalents	527.4	456.0
Cash and cash equivalents, beginning of period	880.0	1,192.6
Cash and cash equivalents, end of period	$1,407.4	$1,648.6

Supplemental cash flow information:
Interest paid	$85.9	$75.9
Income taxes paid	435.1	388.2

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

Our operations include three business segments:

•
Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both an insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor, under an administrative services contract (“ASC”), assumes all or a majority of this risk).  Medical plans include point-of-service (“POS”), health maintenance organization (“HMO”), preferred provider organization (“PPO”) and indemnity benefit products.  Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products (refer to Note 15 beginning on page 15 for additional information).

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2006 Annual Report on Form 10-K (our “2006 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.

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

As discussed below, we also adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, recognizing a cumulative effect adjustment to the beginning balance of retained earnings at January 1, 2007.  The effect of adopting the measurement date provisions of FAS 158 and the cumulative effect of FIN 48 on the opening balances of retained earnings and accumulated other comprehensive income are illustrated in the table on page 7 under the caption Cumulative Effect of New Accounting Standards in 2007.

Uncertain Tax Positions
FIN 48 defines criteria that must be evaluated before an individual tax position is recognized in the financial statements, requiring an assessment of whether the position is more likely than not of being sustained upon examination by taxing authorities, among other criteria.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition.

The adoption of FIN 48 resulted in a cumulative effect adjustment to the opening balance of retained earnings at January 1, 2007 of $5 million (after tax), representing our estimate of interest and penalties on certain previously recognized tax benefits of $111 million that are considered uncertain tax positions in accordance with FIN 48, as the timing of these deductions may not be sustained upon examination by taxing authorities (however, we believe the tax position will ultimately be sustained either through successful appeals or in future tax years).

At January 1, 2007, we had approximately $144 million of income taxes payable related to uncertain tax positions and approximately $19 million related to estimated interest and penalty payments, which are classified as a component of our income tax provision.  We do not believe these uncertain tax positions will materially affect our financial position, results of operations or our effective tax rate in future periods.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our 2004 and 2005 U.S. federal tax years and various state tax years from 1996 through 2005 remain subject to income tax examinations by taxing authorities.

Cumulative Effect of New Accounting Standards in 2007
As described above, effective January 1, 2007, we adopted the measurement date provisions of FAS 158 and the provisions of FIN 48, which resulted in a cumulative effect on our shareholders’ equity, as illustrated below:

	Retained	Accumulated Other Comprehensive
(Millions, after tax)	Earnings	Loss
Balance at December 31, 2006	$9,404.6	$(625.7)
Effect of changing measurement date of pension and OPEB plans pursuant to FAS 158:
Transition net periodic benefit income, net of tax:
Amortization of net actuarial losses	(9.0)	9.0
Amortization of prior service cost	(.2)	.2
Other components of net periodic benefit income	13.6	-
Unrecognized actuarial gains arising due to change in measurement date	-	104.7
Net effect of changing measurement date of pension and OPEB plans	4.4	113.9
Cumulative effect of FIN 48	(5.4)	-
Cumulative effect of new accounting standards in 2007	(1.0)	113.9
Beginning balance at January 1, 2007, as adjusted	$9,403.6	$(511.8)

Certain Financial Instruments
In February 2006, the FASB issued FAS 155, “Accounting for Certain Hybrid Financial Instruments,” which clarifies when certain financial instruments and features of financial instruments must be treated as derivatives and reported on the balance sheet at fair value with changes in fair value reported in net income.  Also, in January 2007, the FASB released FAS 133 Implementation Issue B40, “Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests In Prepayable Financial Assets” (“DIG B40”).  DIG B40 provides a narrow exception to the provisions of FAS 155 specific to financial instruments that contain embedded derivatives related to underlying prepayable financial assets.  The adoption of FAS 155 on January 1, 2007 did not affect our financial position or results of operations.

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

Fair Value Option
In February 2007, the FASB issued FAS 159 “The Fair Value Option for Financial Assets and Liabilities.” FAS 159 allows us to report selected financial assets and liabilities at fair value at our discretion.  FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  We will adopt FAS 159 on its effective date, January 1, 2008.  We do not expect the adoption of FAS 159 to have a material impact on our financial position or results of operations.

3.	Pending Acquisition

In May 2007, we announced an agreement to acquire Schaller Anderson, Incorporated, a leading provider of health care management services for Medicaid plans, for approximately $535 million, which we expect to finance with available resources.  We expect to close this transaction in the third quarter of 2007 after satisfaction of customary closing conditions, including regulatory approvals.

4.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (i.e., the numerator) by the weighted average number of common shares outstanding (i.e., the denominator) during the period.

Diluted EPS is computed in a manner similar to basic EPS, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of stock options, stock appreciation rights and other dilutive financial instruments, but only in the periods in which such effect is dilutive.

The computations for basic and diluted EPS from continuing operations for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2007	2006	2007	2006
Income from continuing operations	$451.3	$389.5	$885.9	$775.1
Weighted average shares used to compute basic EPS	513.3	560.8	514.7	564.1
Dilutive effect of outstanding stock-based compensation awards (1)	18.5	23.4	19.4	24.5
Weighted average shares used to compute diluted EPS	531.8	584.2	534.1	588.6
Basic EPS	$.88	$.69	$1.72	$1.37
Diluted EPS	$.85	$.67	$1.66	$1.32

(1)
Approximately 5.0 million and 5.2 million stock appreciation rights (“SARs”) (with exercise prices ranging from $49.71 to $52.29 and $44.22 to $52.29) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2007, respectively, and approximately 5.2 million and 5.3 million SARs (with exercise prices ranging from $46.94 to $52.11) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2006, respectively, as their exercise prices were greater than the average market price of our common stock during such periods.

5.	Operating Expenses

For the three and six months ended June 30, 2007 and 2006, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Selling expenses	$ 256.8	$ 240.1	$ 526.6	$ 483.6
General and administrative expenses:
Salaries and related benefits	567.5	548.3	1,125.4	1,145.5
Other general and administrative expenses (1)	390.1	448.8	766.9	805.2
Total general and administrative expenses	957.6	997.1	1,892.3	1,950.7
Total operating expenses	$ 1,214.4	$ 1,237.2	$ 2,418.9	$ 2,434.3
(1)
Other general and administrative expenses for the three and six months ended June 30, 2006 includes the following charges: a physician class action settlement insurance-related charge of $47.1 million ($72.4 million pretax); a debt refinancing charge of $8.1 million ($12.4 million pretax) and an acquisition-related software charge of $6.2 million ($8.3 million pretax).  Refer to the reconciliation of operating earnings to income from continuing operations in Note 14 (on page 14) for additional information.

6.	Goodwill and Other Acquired Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 and 2006 were as follows:

(Millions)	2007	2006
Balance, beginning of period	$ 4,603.6	$ 4,523.2
Goodwill acquired:
Broadspire Disability	-	97.6
Other	-	.5
Balance, end of the period (1)	$ 4,603.6	$ 4,621.3
(1)
$4.5 billion of goodwill was assigned to the Health Care segment at June 30, 2007 and 2006, and $99.0 million and $97.6 million of goodwill was assigned to the Group Insurance segment at June 30, 2007 and 2006, respectively.

Other acquired intangible assets at June 30, 2007 and December 31, 2006 were as follows:

		Accumulated	Net	Amortization
(Millions)	Cost	Amortization	Balance	Period (Years)
June 30, 2007
Other acquired intangible assets:
Provider networks	$696.2	$296.4	$399.8	12-25
Customer lists	250.6	68.7	181.9	4-10
Technology	56.5	29.1	27.4	3-5
Other	31.4	14.8	16.6	3-12
Trademarks	22.3	-	22.3	Indefinite
Total other acquired intangible assets	$1,057.0	$409.0	$648.0

December 31, 2006
Other acquired intangible assets:
Provider networks	$696.2	$282.0	$414.2	12-25
Customer lists	250.6	51.3	199.3	4-10
Technology	56.5	21.3	35.2	3-5
Other	31.4	10.8	20.6	3-12
Trademarks	22.3	-	22.3	Indefinite
Total other acquired intangible assets	$1,057.0	$365.4	$691.6

We estimate annual pretax amortization for other acquired intangible assets over the next five calendar years to be as follows:

(Millions)
2008	$79.8
2009	68.8
2010	65.0
2011	60.3
2012	51.7

7.	Investments

Total investments at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007					December 31, 2006
(Millions)	Current		Long-term		Total	Current		Long-term		Total
Debt securities available for sale:
Available for use in current operations	$12,976.1	(1)	$-		$12,976.1	$13,293.8	(1)	$-		$13,293.8
Loaned securities	998.3		-		998.3	1,018.1		-		1,018.1
On deposit, as required by regulatory
authorities	-		552.9	(3)	552.9	-		555.0	(3)	555.0
Debt securities available for sale	13,974.4		552.9		14,527.3	14,311.9		555.0		14,866.9
Equity securities available for sale	27.5	(1)	38.3	(3)	65.8	32.8	(1)	38.3	(3)	71.1
Short-term investments	151.6	(1)	-		151.6	110.6	(1)	-		110.6
Mortgage loans	97.2	(2)	1,440.1		1,537.3	207.4	(2)	1,380.8		1,588.2
Other investments	1.9	(2)	1,353.4	(3)	1,355.3	3.0	(2)	1,247.3	(3)	1,250.3
Total investments	$14,252.6		$3,384.7		$17,637.3	$14,665.7		$3,221.4		$17,887.1
(1)	Included in investment securities on the Consolidated Balance Sheets totaling $13.2 billion and $13.4 billion at June 30, 2007 and December 31, 2006, respectively.
(2)	Included in other investments on the Consolidated Balance Sheets totaling $99.1 million and $210.4 million at June 30, 2007 and December 31, 2006, respectively.
(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.9 billion and $1.8 billion at June 30, 2007 and December 31, 2006, respectively.

Sources of net investment income for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Debt securities	$202.8	$200.5	$414.2	$408.2
Mortgage loans	27.5	29.7	56.5	59.2
Cash equivalents and other short-term investments	33.4	29.8	60.6	52.9
Other	53.9	24.0	89.8	70.4
Gross investment income	317.6	284.0	621.1	590.7
Less: investment expenses	(9.3)	(8.2)	(18.3)	(16.9)
Net investment income(1)	$308.3	$275.8	$602.8	$573.8
(1)
Includes amounts related to experience-rated contract holders of $30.2 million and $61.5 million during the three and six months ended June 30, 2007, respectively, and $33.3 million and $68.0 million during the three and six months ended June 30, 2006, respectively.  Interest credited to experience-rated contract holders is included in current and future benefits in our Consolidated Statements of Income.

Net realized capital (losses) gains for the three and six months ended June 30, 2007 and 2006, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Debt securities(1)	$(44.3)	$(15.5)	$(44.5)	$(7.8)
Equity securities	1.5	.2	1.5	3.9
Derivatives	(3.8)	-	(3.7)	7.8
Real Estate	-	3.9	.3	3.9
Other	-	.2	(1.4)	(1.4)
Pretax net realized capital (losses) gains	$(46.6)	$(11.2)	$(47.8)	$6.4
(1)
Included in net realized capital losses on debt securities for the three and six months ended June 30, 2007 were $53.8 million and $70.8 million, respectively, of other-than-temporary impairment charges for securities that were in an unrealized loss position due to interest rate increases and not unfavorable changes in the credit quality of such securities.  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  There were no significant investment write-downs from other-than-temporary impairments during the three or six months ended June 30, 2006.  Refer to Critical Accounting Estimates-Other-Than-Temporary Impairments of Investment Securities in our 2006 Annual Report for additional information.

Net realized capital (losses) gains related to experience-rated contract holders of $(3) million and $1 million for the three and six months ended June 30, 2007, respectively, and $(1) million and $6 million for the three and six months ended June 30, 2006, respectively, were deducted from net realized capital (losses) gains and an offsetting amount was reflected in policyholders’ funds.  Net realized capital gains related to discontinued products of $23 million and $28 million for the three and six months ended June 30, 2007, respectively, and $5 million and $21 million for the three and six months ended June 30, 2006, respectively, were deducted from net realized capital gains and an offsetting amount was reflected in the reserve for anticipated future losses on discontinued products (refer to Note 15 beginning on page 15).

8.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income (excluding amounts related to experience-rated contract holders and discontinued products) for the six months ended June 30, 2007.

	Net Unrealized Gains (Losses)			Pension and OPEB Plans
(Millions)	Securities	Foreign Currency	Derivatives	Unrecognized Net Actuarial (Losses) Gains	Unrecognized Prior Service Cost	Total Other Comprehensive (Loss) Income
Balance at December 31, 2006	$66.5	$11.6	$7.6	$(733.7)	$22.3	$(625.7)
Effect of changing measurement
date of pension and OPEB plans
pursuant to FAS 158(1)	-	-	-	113.7	.2	113.9
Balance at January 1, 2007, as adjusted	66.5	11.6	7.6	(620.0)	22.5	(511.8)
Unrealized net (losses) gains arising
during the period ($ (218.6) pretax)	(143.0)	2.5	(1.6)	-	-	(142.1)
Reclassification to earnings
($71.2 pretax)	33.4	-	1.9	10.6	.4	46.3
Other comprehensive (loss) income
during the period	(109.6)	2.5	.3	10.6	.4	(95.8)

Balance at June 30, 2007	$(43.1)	$14.1	$7.9	$(609.4)	$22.9	$(607.6)
(1)
We elected to adopt the measurement date provisions of FAS 158 at December 31, 2007.  Pursuant to the transition provisions of FAS 158, the effects of this change must be recognized as an adjustment to the opening balance of accumulated other comprehensive loss on January 1, 2007.  Refer to Note 2 beginning on page 5 for additional details.

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) (excluding amounts related to experience-rated contract holders and discontinued products) for the six months ended June 30, 2006.

	Net Unrealized Gains (Losses)
(Millions)	Securities	Foreign Currency	Derivatives	Minimum Pension Liability (1)	Total Other Comprehensive Income (Loss)
Balance at December 31, 2005	$104.1	$12.0	$(1.1)	$(64.7)	$50.3
Unrealized net (losses) gains arising during the
period ($(298.5) pretax)	(209.4)	.9	14.5	-	(194.0)
Reclassification to earnings ($4.7 pretax)	8.1	-	(5.0)	-	3.1
Other comprehensive (loss) income during the period	(201.3)	.9	9.5	-	(190.9)

Balance at June 30, 2006	$(97.2)	$12.9	$8.4	$(64.7)	$(140.6)
(1)
Prior to the adoption of FAS 158 at December 31, 2006, we were required to recognize a minimum pension liability adjustment for our supplemental pension plan in accordance with the provisions of FAS 87, “Employers' Accounting for Pensions.”

9.	Employee Benefit Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our noncontributory defined benefit pension plans and OPEB plans for the three and six months ended June 30, 2007 and 2006 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$ 10.8	$ 24.5	$ 21.6	$ 49.0	$ .1	$ .1	$ .2	$ .2
Interest cost	74.8	70.8	149.6	141.6	5.4	6.3	10.8	12.6
Expected return on plan assets	(116.4)	(102.7)	(232.8)	(205.4)	(1.0)	(1.0)	(2.0)	(2.0)
Amortization of prior service cost	1.2	1.4	2.4	2.8	(.9)	(.5)	(1.8)	(1.0)
Recognized net actuarial loss	6.9	19.3	13.8	38.6	1.4	1.8	2.8	3.6
Net periodic benefit (income) cost	$ (22.7)	$ 13.3	$ (45.4)	$ 26.6	$ 5.0	$ 6.7	$ 10.0	$ 13.4

10.	Debt

The carrying value of our long-term debt at June 30, 2007 and December 31, 2006 was as follows:

(Millions)	June 30, 2007	December 31, 2006
Senior Notes, 5.75%, due 2011	$ 449.6	$ 449.6
Senior Notes, 7.875%, due 2011	448.6	448.4
Senior Notes, 6.0%, due 2016	746.0	745.8
Senior Notes, 6.625%, due 2036	798.5	798.5
Total long-term debt	2,442.7	2,442.3

At June 30, 2007, we had an unsecured $1 billion, five-year revolving credit agreement (the “Facility”) with several financial institutions which terminates in January 2012, which may be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2005 at or below .4 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity (excluding any overfunded or underfunded status of our pension and OPEB plans in accordance with FAS 158 and any net unrealized capital gains and losses) and total debt (as defined in the Facility).  We met this requirement at June 30, 2007.

At June 30, 2007, there was $.3 million outstanding under a short-term credit program that is secured by assets of certain of our subsidiaries.

11.	Capital Stock

On September 29, 2006 and April 27, 2007, we announced that our Board of Directors (our “Board”) authorized two share repurchase programs for the repurchase of up to $750 million of common stock each ($1.5 billion in aggregate).  During the six month period ended June 30, 2007, we repurchased approximately 13 million shares of common stock at a cost of approximately $605 million (approximately $5 million of these repurchases were settled in early July 2007), completing the September 29, 2006 authorization and utilizing a portion of the April 27, 2007 authorization.  At June 30, 2007, we had authorization to repurchase up to approximately $716 million of common stock remaining under the April 27, 2007 authorization.

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

12.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at June 30, 2007, the amount of dividends that may be paid to Aetna through the end of 2007 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $593 million in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

At June 30, 2007 and December 31, 2006, the combined statutory capital and surplus of our insurance and HMO subsidiaries was $4.7 billion.

13.	Commitments and Contingencies

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

Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”).  We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement.  During the second quarter of 2003, we recorded a charge of $75 million ($115 million pretax) in connection with the Physician Settlement Agreement, net of an estimated insurance receivable of $72 million pretax.  We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”).  During the second quarter of 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation.  We have appealed that ruling and intend to continue to vigorously pursue recovery from our third party insurers.  However, as a result of that ruling, we concluded that the estimated insurance receivable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement is no longer probable of collection for accounting purposes, and therefore, during the second quarter of 2006, we wrote-off that recoverable.  We continue to work with plaintiffs’ representatives to address the issues covered by the Physician Settlement Agreement.

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

Insurance Industry Brokerage Practices Matters
We have received subpoenas and other requests for information from the New York Attorney General, the Connecticut Attorney General, other attorneys general and various insurance and other regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations.  We are cooperating with these inquiries. We may receive additional subpoenas and requests for information from these or other attorneys general and regulators.

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

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities.  There also continues to be heightened review by regulatory authorities of the managed health care industry’s business practices, including utilization management, complaint and grievance processing, information privacy, network structure, delegated arrangements and claim payment practices.  As a leading national managed care organization, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

We are unable to predict at this time the ultimate outcome of the remaining Provider Cases, the insurance industry brokerage practices matters or other litigation and regulatory proceedings, and it is reasonably possible that their outcome could be material to us.

14.	Segment Information

Summarized financial information of our segments for the three and six months ended June 30, 2007 and 2006 is as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company
Three months ended June 30, 2007
Revenue from external customers	$ 6,002.4	$ 471.2	$ 58.6	$ -	$ 6,532.2
Operating earnings (loss)(1)	420.0	39.2	8.4	(27.8)	439.8
Three months ended June 30, 2006
Revenue from external customers	$ 5,451.0	$ 486.1	$ 50.3	$ -	$ 5,987.4
Operating earnings (loss)(1)	352.9	36.0	10.1	(21.9)	377.1
Six months ended June 30, 2007
Revenue from external customers	$ 11,884.4	$ 936.9	$ 117.6	$ -	$ 12,938.9
Operating earnings (loss)(1)	842.7	70.3	17.5	(55.3)	875.2
Six months ended June 30, 2006
Revenue from external customers	$ 10,857.6	$ 941.6	$ 107.3	$ -	$ 11,906.5
Operating earnings (loss)(1)	713.5	68.2	19.4	(43.7)	757.4
(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

A reconciliation of operating earnings to income from continuing operations in the Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Operating earnings	$ 439.8	$ 377.1	$ 875.2	$ 757.4
Net realized capital (losses) gains	(30.3)	(7.4)	(31.1)	4.1
Reduction of reserve for anticipated future losses on discontinued
products (1)	41.8	75.0	41.8	75.0
Physician class action settlement insurance-related charge (2)	-	(47.1)	-	(47.1)
Debt refinancing charge(3)	-	(8.1)	-	(8.1)
Acquisition-related software charge (4)	-	-	-	(6.2)
Income from continuing operations	$ 451.3	$ 389.5	$ 885.9	$ 775.1
(1)
We reduced the reserve for anticipated future losses on discontinued products by $41.8 million ($64.3 million pretax) and $75.0 million ($115.4 million pretax) in the three and six months ended June 30, 2007 and 2006, respectively.  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.  Refer to Note 15 beginning on page 15 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

(2)
As a result of a trial court’s ruling in the second quarter of 2006, we concluded that a $72.4 million pretax receivable from third party insurers related to certain litigation we settled in 2003 was no longer probable of collection for accounting purposes.  As a result, we wrote-off this receivable in the second quarter of 2006.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the three and six months ended June 30, 2006 (refer to Note 13 beginning on page 12).

(3)
In connection with the issuance of $2.0 billion of our senior notes in the second quarter of 2006, we redeemed all $700 million of our 8.5% senior notes due 2041.  In connection with this redemption, we wrote-off debt issuance costs associated with the 8.5% senior notes due 2041 and recognized the deferred gain from the interest rate swaps that had hedged the 8.5% senior notes due 2041 (in May 2005, we sold these interest rate swaps, the resulting gain from which was to be amortized over the remaining life of the 8.5% senior notes due 2041).  As a result of the foregoing, we recorded an $8.1 million ($12.4 million pretax) net charge in the three and six months ended June 30, 2006.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the three and six months ended June 30, 2006.

(4)
As a result of the acquisition of Broadspire Disability in the three months ended March 31, 2006, we acquired certain software which eliminated the need for similar software that we had been developing internally.  As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the six months ended June 30, 2006.  This charge does not reflect the underlying business performance of Group Insurance, and therefore, we have excluded it from operating earnings for the six months ended June 30, 2006.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products.  Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products.  Interest on the payable generally offsets the investment income on the assets available to fund the shortfall.  At June 30, 2007, the receivable from continuing products, net of related deferred taxes payable of $142 million on accrued interest income, was $283 million.  At December 31, 2006, the receivable from continuing products, net of related deferred taxes payable of $138 million on accrued interest income, was $315 million.  These amounts were eliminated in consolidation.

Results of discontinued products for the three and six months ended June 30, 2007 and 2006 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net(1)
Three months ended June 30, 2007
Net investment income	$83.3	$-	$83.3
Net realized capital gains	22.8	(22.8)	-
Interest earned on receivable from continuing products	7.0	-	7.0
Other revenue	6.8	-	6.8
Total revenue	119.9	(22.8)	97.1
Current and future benefits	79.9	14.6	94.5
Operating expenses	2.6	-	2.6
Total benefits and expenses	82.5	14.6	97.1
Results of discontinued products	$37.4	$(37.4)	$-

Three months ended June 30, 2006
Net investment income	$70.7	$-	$70.7
Net realized capital gains	4.8	(4.8)	-
Interest earned on receivable from continuing products	7.8	-	7.8
Other revenue	3.3	-	3.3
Total revenue	86.6	(4.8)	81.8
Current and future benefits	83.1	(3.8)	79.3
Operating expenses	2.5	-	2.5
Total benefits and expenses	85.6	(3.8)	81.8
Results of discontinued products	$1.0	$(1.0)	$-

Six months ended June 30, 2007
Net investment income	$168.3	$-	$168.3
Net realized capital gains	27.7	(27.7)	-
Interest earned on receivable from continuing products	13.9	-	13.9
Other revenue	13.6	-	13.6
Total revenue	223.5	(27.7)	195.8
Current and future benefits	160.7	29.9	190.6
Operating expenses	5.2	-	5.2
Total benefits and expenses	165.9	29.9	195.8
Results of discontinued products	$57.6	$(57.6)	$-

Six months ended June 30, 2006
Net investment income	$159.4	$-	$159.4
Net realized capital gains	20.5	(20.5)	-
Interest earned on receivable from continuing products	15.4	-	15.4
Other revenue	11.1	-	11.1
Total revenue	206.4	(20.5)	185.9
Current and future benefits	166.7	13.6	180.3
Operating expenses	5.6	-	5.6
Total benefits and expenses	172.3	13.6	185.9
Results of discontinued products	$34.1	$(34.1)	$-
(1)	Amounts are reflected in the Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at June 30, 2007 and December 31, 2006 were as follows: (1)

	June 30,	December 31,
(Millions)	2007	2006
Assets:
Debt securities available for sale	$2,739.0	$2,857.4
Equity securities available for sale	52.8	54.9
Mortgage loans	555.0	650.6
Investment real estate	82.1	77.8
Loaned securities	263.7	228.2
Other investments (2)	714.0	625.4
Total investments	4,406.6	4,494.3
Collateral received under securities loan agreements	269.6	236.4
Current and deferred income taxes	108.2	110.3
Receivable from continuing products(3)	424.8	452.7
Total assets	$5,209.2	$5,293.7

Liabilities:
Future policy benefits	$3,689.3	$3,771.1
Policyholders' funds	22.2	23.4
Reserve for anticipated future losses on discontinued products	1,059.4	1,061.1
Collateral payable under securities loan agreements	269.6	236.4
Other liabilities	168.7	201.7
Total liabilities	$5,209.2	$5,293.7
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)
Includes debt securities on deposit as required by regulatory authorities of $22.3 million and $22.0 million at June 30, 2007 and December 31, 2006, respectively.  These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products is eliminated in consolidation.

At June 30, 2007 and December 31, 2006, net unrealized capital gains on debt securities available for sale are included above in other liabilities and are not reflected in consolidated shareholders’ equity.  The reserve for anticipated future losses on discontinued products is included in future policy benefits on the Consolidated Balance Sheets.

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

Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2007 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2006	$1,061.1
Operating income	22.0
Net realized capital gains	27.7
Mortality and other	7.9
Tax benefits	5.0
Reserve reduction	(64.3)
Reserve for anticipated future losses on discontinued products at June 30, 2007	$1,059.4

Management reviews the adequacy of the reserve for anticipated future losses on discontinued products quarterly and, as a result, $64 million ($42 million after tax) and $115 million ($75 million after tax) of the reserve was released in the three and six months ended June 30, 2007 and 2006, respectively.  These releases were primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses.

Distributions on discontinued products for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Scheduled contract maturities, settlements and benefit payments	$118.0	$121.4	$236.1	$240.3
Participant-directed withdrawals	-	.1	.1	.2

16.	Discontinued Operations

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

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2007, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
July 26, 2007

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

The following MD&A provides a review of our financial condition at June 30, 2007 and December 31, 2006 and results of operations for the three and six months ended June 30, 2007 and 2006.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2006 Annual Report on Form 10-K (our “2006 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Revenue:
Health Care	$6,076.7	$5,525.1	$12,042.2	$11,021.0
Group Insurance	532.2	553.1	1,076.6	1,088.3
Large Case Pensions	185.0	173.8	375.1	377.4
Total revenue	6,793.9	6,252.0	13,493.9	12,486.7
Net income	451.3	389.5	885.9	791.2
Operating earnings:(1)
Health Care	420.0	352.9	842.7	713.5
Group Insurance	39.2	36.0	70.3	68.2
Large Case Pensions	8.4	10.1	17.5	19.4
Cash flows from operations			1,149.0	615.0
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this Document on page 21 for a discussion of non-GAAP measures.  Refer to pages 22, 26 and 27 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our operating earnings for the three and six months ended June 30, 2007, compared to the corresponding periods in 2006, reflect continued growth in our Health Care business.  The increase in our operating earnings primarily reflects growth in revenue from rate increases for renewing membership in 2007 and increases in membership levels, continued general and administrative expense efficiencies (operating expenses divided by total revenue) and higher net investment income.  We experienced membership growth in both our insured products (where we assume all or a majority of risk for medical and dental care costs) and administrative services contract products (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs).  At June 30, 2007, we served approximately 15.8 million medical members (consisting of approximately 34% insured members and 66% ASC members), 13.2 million dental members, and 10.6 million pharmacy members.

We continued to generate strong cash flows from operations in 2007.  These cash flows funded ordinary course operating activities.  Cash flows from operations for the six months ended June 30, 2007 reflect approximately $218 million of advance payments (for the month of July 2007) from the Centers of Medicare and Medicaid Services (“CMS”) that were not earned in the period.  We also continued our share repurchase program during the six months ended June 30, 2007, repurchasing approximately 13 million shares of our common stock at a cost of approximately $605 million.

Management Update
Joseph Zubretsky, Executive Vice President and Chief Financial Officer, joined Aetna in February 2007, and succeeded Alan M. Bennett, who retired on April 27, 2007.

On May 3, 2007, we announced that James K. Foreman, Executive Vice President, National Businesses, was leaving the Company.

Effective July 24, 2007, Mark T. Bertolini was appointed President of Aetna.  Mr. Bertolini was appointed Executive Vice President and Head of Business Operations on May 3, 2007, having previously served as Aetna’s Executive Vice President, Regional Businesses since February 1, 2006 and held other positions of increasing responsibility at Aetna since February 2003.

Board of Directors Update
Effective June 28, 2007, Roger N. Farah, President, Chief Operating Officer and a Director of Polo Ralph Lauren Corporation, was appointed to our Board of Directors (our “Board”).  With the addition of Mr. Farah, our Board consists of 12 members.  Mr. Farah also serves as a member of our Board’s Committee on Compensation and Organization and its Investment and Finance Committee.

Pending Acquisition
In May 2007, we announced an agreement to acquire Schaller Anderson, Incorporated, a leading provider of health care management services for Medicaid plans, for approximately $535 million, which we expect to finance with available resources.  We expect to close this transaction in the third quarter of 2007 after satisfaction of customary closing conditions, including regulatory approvals.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information”, and is consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements on page 14.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

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

We reexamine our previously established estimates of health care costs payable each period based on actual claim submissions and other changes in facts and circumstances.  Because of the uncertainty involved in establishing estimates of health care costs payable each period, changes in estimates of prior period health care costs may be offset by estimates of current period health care costs when we establish our estimate of current period health care costs.  When significant decreases (increases) in prior periods’ health care cost estimates occur that we believe significantly impact our current period results of operations, we disclose that amount as favorable (unfavorable) development of prior period health care cost estimates.  Development of prior period health care cost estimates is recognized immediately if we determine that a portion of the prior period health care costs payable is no longer needed or that additions to health care costs payable are needed.  Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for health care costs payable.  We had no significant development of prior period health care cost estimates for the three or six months ended June 30, 2007 or 2006.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2006 Annual Report for additional information.

HEALTH CARE

Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both an insured basis and an ASC basis.  Medical plans include point-of-service (“POS”), health maintenance organization, preferred provider organization (“PPO”) and indemnity benefit products.  Medical plans also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  Health Care also offers specialty products, such as medical management and data analytic services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

Operating Summary for the Three and Six Months Ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Premiums:
Commercial(1)	$4,597.6	$4,325.9	$9,110.2	$8,622.4
Medicare	677.8	436.0	1,329.2	865.6
Medicaid	17.4	-	31.9	-
Total premiums	5,292.8	4,761.9	10,471.3	9,488.0
Fees and other revenue	709.6	689.1	1,413.1	1,369.6
Net investment income	100.3	81.0	187.4	164.6
Net realized capital losses	(26.0)	(6.9)	(29.6)	(1.2)
Total revenue	6,076.7	5,525.1	12,042.2	11,021.0
Health care costs (2)	4,313.9	3,898.3	8,491.0	7,684.5
Operating expenses:
Selling expenses	231.9	217.8	479.5	439.2
General and administrative expenses (3)	887.0	933.3	1,756.3	1,832.3
Total operating expenses	1,118.9	1,151.1	2,235.8	2,271.5
Amortization of other acquired intangible assets	20.1	20.1	40.2	40.0
Total benefits and expenses	5,452.9	5,069.5	10,767.0	9,996.0
Income before income taxes	623.8	455.6	1,275.2	1,025.0
Income taxes	220.7	162.4	451.7	367.5
Net income	$403.1	$293.2	$823.5	$657.5
(1)	Commercial includes all medical, dental and other insured health care products except Medicare and Medicaid.
(2)
The percentage of health care costs related to capitated arrangements with primary care physicians (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 5.7% and 5.6% for the three and six months ended June 30, 2007, respectively, compared to 5.6% and 5.8%, respectively, for the corresponding periods in 2006.

(3)
Includes salaries and related benefit expenses of $529.5 million and $1.1 billion for the three and six months ended June 30, 2007, respectively, and $511.6 million and $1.1 billion, respectively, for the corresponding periods in 2006.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Net income	$403.1	$293.2	$823.5	$657.5
Net realized capital losses	16.9	4.5	19.2	.8
Physician class action settlement insurance-related charge (1)	-	47.1	-	47.1
Debt refinancing charge (2)	-	8.1	-	8.1
Operating earnings	$420.0	$352.9	$842.7	$713.5
(1)
As a result of a trial court’s ruling in the second quarter of 2006, we concluded that a $72.4 million pretax receivable from third party insurers related to certain litigation we settled in 2003 was no longer probable of collection for accounting purposes.  As a result, we wrote-off this receivable in the second quarter of 2006.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the three and six months ended June 30, 2006.

(2)
In connection with the issuance of $2.0 billion of our senior notes in the second quarter of 2006, we redeemed all $700 million of our 8.5% senior notes due 2041.  In connection with this redemption, we wrote-off debt issuance costs associated with the 8.5% senior notes due 2041 and recognized the deferred gain from the interest rate swaps that had hedged the 8.5% senior notes due 2041 (in May 2005, we sold these interest rate swaps, the resulting gain from which was to be amortized over the remaining life of the 8.5% senior notes due 2041).  As a result of the foregoing, we recorded an $8.1 million ($12.4 million pretax) net charge in the three and six months ended June 30, 2006.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the three and six months ended June 30, 2006.

Operating earnings for the three and six months ended June 30, 2007 when compared to the corresponding periods in 2006 reflect growth in premiums and fees and other revenue, improved operating expense efficiencies and higher net investment income.  The growth in premiums and fees and other revenue resulted from rate increases for renewing membership as well as increases in membership levels (refer to Membership beginning on page 24).

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums. For the three and six months ended June 30, 2007 and 2006, our Commercial, Medicare and total MBR were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Commercial MBR	80.5%	81.1%	80.0%	80.3%
Medicare MBR	88.2%	89.5%	88.1%	88.4%
Total MBR	81.5%	81.9%	81.1%	81.0%

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

Our Commercial products continued to grow for the three and six months ended June 30, 2007
Commercial premiums increased approximately $272 million and $488 million for the three and six months ended June 30, 2007, respectively, when compared to the corresponding periods in 2006.  This increase reflects premium rate increases on renewing business and an increase in membership levels.

Our Commercial MBR was 80.5% and 80.0% for the three and six months ended June 30, 2007, respectively, and 81.1% and 80.3%, respectively, for the corresponding periods in 2006.  The decreases in our Commercial MBRs for the three and six months ended June 30, 2007 reflect a percentage increase in our per member premiums that outpaced the percentage increase in per member health care costs.  The increase in per member health care costs was driven primarily by increases in costs related to emergency room, outpatient and pharmacy costs, as well as moderate increases in physician, hospital inpatient and ancillary costs.  Our reported Commercial MBRs for the three and six months ended June 30, 2006 reflected a number of factors including changes in our membership base due to shifts in geographic concentrations along with customer market and product mix changes as well as competitive pricing behavior in certain small group customer markets (Northeast and Mid-Atlantic regions and Florida).  We also observed a rise in the number of high dollar claims experienced by a large government customer and in our stop loss product.  However, in the three months ended September 30, 2006, we noted favorable development of prior period health care costs estimates, primarily related to claims incurred during the three and six months ended June 30, 2006, which resulted in a moderating of the Commercial MBR for the three and six months ended June 30, 2006 to levels more comparable to the Commercial MBR reported in the 2007 periods.

Medicare results for the three and six months ended June 30, 2007 reflect growth from the corresponding periods in 2006.
Medicare premiums increased approximately $242 million and $464 million for the three and six months ended June 30, 2007, respectively, compared to the corresponding periods in 2006.  This increase reflects our new private-fee-for-service Medicare plans which were effective January 1, 2007, increases in premiums paid to us by CMS due to higher membership levels in both our Medicare Advantage product and Medicare Part D prescription drug program (“PDP”) and rate increases by CMS.  The Medicare MBRs for the three and six months ended June 30, 2007 were 88.2% and 88.1% compared to 89.5% and 88.4% for the corresponding periods in 2006, respectively.  The decreases in the Medicare MBRs for the three and six months ended June 30, 2007 reflect rate increases by CMS and a change in our product mix as a result of the introduction of private-fee-for-service Medicare plans.

Other Sources of Revenue
Fees and other revenue increased approximately $21 million and $44 million for the three and six months ended June 30, 2007, respectively, when compared to the corresponding periods in 2006, reflecting growth in ASC membership.

Net investment income increased approximately $19 million and $23 million for the three and six months ended June 30, 2007, respectively, when compared to the corresponding periods in 2006.  The increase in net investment income for the three and six months ended June 30, 2007 was primarily due to higher average asset levels and higher average yields on debt securities.

Net realized capital losses for the three and six months ended June 30, 2007 were due primarily to other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 30 for additional information) partially offset by net gains on the sale of debt securities.  Net realized capital losses for the three months ended June 30, 2006 were due primarily to net losses on the sale of debt securities.  Net realized capital losses for the six months ended June 30, 2006 were due primarily to net losses on the sale of debt securities partially offset by gains from derivatives.

Membership
Health Care’s membership at June 30, 2007 and 2006 was as follows:

	2007			2006
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,209	10,187	15,396	5,103	10,054	15,157
Medicare Advantage	189	-	189	123	-	123
Medicare Health Support Program (1)	-	15	15	-	14	14
Medicaid	26	141	167	-	113	113
Total Medical Membership	5,424	10,343	15,767	5,226	10,181	15,407

Consumer-Directed Health Plans (2)			960			621

Dental:
Commercial	5,138	7,195	12,333	5,022	7,204	12,226
Network Access(3)	-	852	852	-	1,148	1,148
Total Dental Membership	5,138	8,047	13,185	5,022	8,352	13,374

Pharmacy:
Commercial			9,481			9,141
Medicare PDP (stand-alone)			311			323
Medicare Advantage PDP			148			114
Total Pharmacy Benefit Management Services			9,940			9,578
Mail Order (4)			646			635
Total Pharmacy			10,586			10,213
(1)	Represents members who participate in a CMS pilot program under which we provide disease and case management services to selected Medicare fee-for-service beneficiaries in exchange for a fee.
(2)	Represents members in consumer-directed health plans included in Commercial medical membership above.
(3)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(4)	Represents members who purchased medications through our mail order pharmacy operations during the second quarter of 2007 and 2006, respectively, and are included in pharmacy membership above.

Total medical and pharmacy membership at June 30, 2007 increased compared to June 30, 2006.  The increase in medical membership was primarily due to growth in our Commercial and Medicare Advantage membership driven by growth from both new and current customers.  Growth in Medicare Advantage membership was due in part to our new private-fee-for-service Medicare plans effective January 1, 2007.  Growth in Commercial membership was driven by membership growth within existing plan sponsors and new customers, net of lapses.  Additionally, our Medicaid membership increased during the same time period predominantly due to the expansion of our Medicaid offering in the state of Texas.

Total dental membership at June 30, 2007 decreased compared to June 30, 2006 due to the loss of a customer with network access to our dental providers, which resulted in a nominal impact on fees and other revenue.

Pharmacy membership increased in 2007 primarily due to growth in our pharmacy benefit management services and mail order operations.  Our pharmacy benefit management services growth was due in part to an increase in Commercial pharmacy membership reflecting strong cross selling success.  Mail order operations reflected an increase in member utilization during this time period due to sales efforts as well as an increase in the preference by our members to use this form of delivery.

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

Operating Summary for the Three and Six Months Ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Premiums:
Life	$306.3	$332.9	$601.8	$658.5
Disability	118.5	101.6	236.7	198.9
Long-term care	22.5	26.0	48.4	51.0
Total premiums	447.3	460.5	886.9	908.4
Fees and other revenue	23.9	25.6	50.0	33.2
Net investment income	81.9	73.9	160.3	150.3
Net realized capital losses	(20.9)	(6.9)	(20.6)	(3.6)
Total revenue	532.2	553.1	1,076.6	1,088.3
Current and future benefits	406.4	428.0	823.6	852.4
Operating expenses:
Selling expenses	24.9	22.3	47.1	44.4
General and administrative expenses(1)	66.7	59.0	128.5	109.2
Total operating expenses	91.6	81.3	175.6	153.6
Amortization of other acquired intangible assets	1.7	1.7	3.4	1.7
Total benefits and expenses	499.7	511.0	1,002.6	1,007.7
Income before income taxes	32.5	42.1	74.0	80.6
Income taxes	6.9	10.7	17.1	21.0
Net income	$25.6	$31.4	$56.9	$59.6
(1)
Includes salaries and related benefit expenses of $35.1 million and $66.0 million for the three and six months ended June 30, 2007, respectively, and $33.2 million and $56.5 million, respectively, for the corresponding periods in 2006.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, after tax)	2007	2006	2007	2006
Net income	$25.6	$31.4	$56.9	$59.6
Net realized capital losses	13.6	4.6	13.4	2.4
Acquisition-related software charge(1)	-	-	-	6.2
Operating earnings	$39.2	$36.0	$70.3	$68.2
(1)
As a result of the acquisition of Broadspire Disability in the three months ended March 31, 2006, we acquired certain software which eliminated the need for similar software we had been developing internally.  As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the six months ended June 30, 2006.  This charge does not reflect the underlying business performance of Group Insurance, and therefore, we have excluded it from operating earnings for the six months ended June 30, 2006.

The increase in operating earnings for the three and six months ended June 30, 2007, when compared to the corresponding periods in 2006 reflects higher net investment income and a lower group benefit ratio partially offset by higher general and administrative expenses.  Furthermore, premiums decreased due to lower premiums from life insurance products (primarily reflecting the termination of an assumed life reinsurance contract in the second quarter of 2006) partially offset by higher premiums from disability products.  The growth in disability premiums and higher general and administrative expenses primarily related to growth in this product line.  The group benefit ratios were 90.9% and 92.9% for the three and six months ended June 30, 2007, respectively, compared to 92.9% and 93.8% for the corresponding periods in 2006.  The decrease in our group benefit ratio for the three months ended June 30, 2007 was primarily due to a decrease in our life and disability group benefit ratios due to favorable experience.  The decrease in our group benefit ratio for the six months ended June 30, 2007 was primarily due to a decrease in our life group benefit ratio due to favorable experience.

Net realized capital losses for the three and six months ended June 30, 2007 were due primarily to losses on other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 30 for additional information) partially offset by net gains on the sale of debt securities.  Net realized capital losses for the three and six months ended June 30, 2006 were due primarily to net losses on the sale of debt securities.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Premiums	$55.9	$47.4	$111.7	$101.6
Net investment income	126.1	120.9	255.1	258.9
Other revenue	2.7	2.9	5.9	5.7
Net realized capital gains	.3	2.6	2.4	11.2
Total revenue	185.0	173.8	375.1	377.4
Current and future benefits	170.3	150.8	343.5	327.1
General and administrative expenses(1)	3.9	4.8	7.5	9.2
Reduction of reserve for anticipated future losses on discontinued products	(64.3)	(115.4)	(64.3)	(115.4)
Total benefits and expenses	109.9	40.2	286.7	220.9
Income before income taxes	75.1	133.6	88.4	156.5
Income taxes	24.7	46.8	27.6	54.8
Net income	$50.4	$86.8	$60.8	$101.7
(1)
Includes salaries and related benefit expenses of $2.9 million and $5.8 million for the three and six months ended June 30, 2007, respectively, and $3.5 million and $6.6 million, respectively, for the corresponding periods in 2006.

	At June 30,
(Millions)	2007	2006
Assets under management:(1)
Fully guaranteed discontinued products	$4,356.8	$4,443.7
Experience-rated (2)	4,738.2	4,106.7
Non-guaranteed (3)	15,558.9	13,573.7
Total assets under management	$24,653.9	$22,124.1
(1)	Excludes net unrealized capital gains of $64.0 million and $52.9 million at June 30, 2007 and 2006, respectively.
(2)	The increase in experience-rated assets under management primarily reflects higher funds required to pay guaranteed benefits.
(3)	The increase in non-guaranteed assets under management primarily reflects investment appreciation and additional deposits.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Net income	$50.4	$86.8	$60.8	$101.7
Reduction of reserve for anticipated future losses on discontinued products(1)	(41.8)	(75.0)	(41.8)	(75.0)
Net realized capital gains	(.2)	(1.7)	(1.5)	(7.3)
Operating earnings	$8.4	$10.1	$17.5	$19.4
(1)
In 1993, we discontinued the sale of our fully guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly.  Changes in this reserve are recognized when deemed appropriate.  In the three and six months ended June 30, 2007 and 2006, we reduced the reserve for anticipated future losses on discontinued products by $41.8 million ($64.3 million pretax) and $75.0 million ($115.4 million pretax), respectively.  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.

The decrease in operating earnings for the three and six months ended June 30, 2007 compared to the corresponding periods in 2006 reflects lower net investment income in continuing products primarily due to lower equity partnership income.

The reductions of the reserve for anticipated future losses on discontinued products for the three and six months ended June 30, 2007 and 2006 were primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.

General account assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Scheduled contract maturities and benefit payments(1)	$85.6	$86.6	$176.7	$173.8
Contract holder withdrawals other than scheduled contract maturities
and benefit payments	13.3	15.2	14.4	21.5
Participant-directed withdrawals	1.3	6.0	2.4	11.1
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Interest margin (deficit)	$2.2	$(8.0)	$4.9	$(4.7)
Net realized capital gains	14.8	3.1	18.0	13.3
Interest earned on receivable from continuing products	4.5	5.1	9.0	10.0
Other, net	5.3	2.1	10.5	7.2
Results of discontinued products, after tax	$26.8	$2.3	$42.4	$25.8

Results of discontinued products, pretax	$37.4	$1.0	$57.6	$34.1

Net realized capital losses from bond sales and other-than-temporary
impairments, after tax (included above)	$(7.2)	$(3.1)	$(4.3)	$(1.3)

The interest margin (deficit) is the difference between earnings on invested assets and interest credited to contract holders.  The interest margin for the three and six months ended June 30, 2007 increased compared to the interest deficit for the corresponding periods in 2006 primarily due to higher net investment income.

Net realized capital gains for the three and six months ended June 30, 2007, were due primarily to gains from the sale of real estate and net gains on the sale of debt securities partially offset by other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 30 for additional information) and losses on futures contracts.  Net realized capital gains for the three and six months ended June 30, 2006 were due primarily to gains from the sale of real estate partially offset by net losses on the sale of debt securities and on futures contracts.  Additionally, for the six months ended June 30, 2006, gains were also due to the sale of equity securities.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2007 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2006	$ 1,061.1
Operating income	22.0
Net realized capital gains	27.7
Mortality and other	7.9
Tax benefits	5.0
Reserve reduction	(64.3)
Reserve for anticipated future losses on discontinued products at June 30, 2007	$ 1,059.4

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $64 million ($42 million after tax) and $115 million ($75 million after tax) of the reserve was released in the three and six months ended June 30, 2007 and 2006, respectively, primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses.

Refer to Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 15 for additional information on the assets and liabilities supporting discontinued products at June 30, 2007 and 2006 as well as a discussion of the reserves for anticipated future losses on discontinued products.

INVESTMENTS

Investments disclosed in this section relate to our total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007			December 31, 2006
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale:
Available for use in current operations	$12,976.1	$-	$12,976.1	$13,293.8	$-	$13,293.8
Loaned securities	998.3	-	998.3	1,018.1	-	1,018.1
On deposit, as required by regulatory
authorities	-	552.9	552.9	-	555.0	555.0
Debt securities available for sale	13,974.4	552.9	14,527.3	14,311.9	555.0	14,866.9
Equity securities available for sale	27.5	38.3	65.8	32.8	38.3	71.1
Short-term investments	151.6	-	151.6	110.6	-	110.6
Mortgage loans	97.2	1,440.1	1,537.3	207.4	1,380.8	1,588.2
Other investments	1.9	1,353.4	1,355.3	3.0	1,247.3	1,250.3
Total investments	$14,252.6	$3,384.7	$17,637.3	$14,665.7	$3,221.4	$17,887.1

Debt and Equity Securities
Debt securities represented 82% at June 30, 2007 and 83% at December 31, 2006 of our total invested assets and supported the following types of products:

	June 30,	December 31,
(Millions)	2007	2006
Supporting discontinued products	$3,025.0	$3,107.6
Supporting experience-rated products	1,620.5	1,672.8
Supporting remaining products	9,881.8	10,086.5
Total debt securities(1)	$14,527.3	$14,866.9
(1)
Total debt securities include “Below Investment Grade” securities of $750 million at June 30, 2007, and $925 million at December 31, 2006, of which 28% at June 30, 2007 and 23% at December 31, 2006 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital losses of $25 million (comprised of gross unrealized capital gains of $215 million and gross unrealized capital losses of $240 million) at June 30, 2007 compared with net unrealized capital gains of $276 million (comprised of gross unrealized capital gains of $415 million and gross unrealized capital losses of $139 million) at December 31, 2006.  Of the net unrealized capital losses at June 30, 2007, there was $50 million of unrealized capital gains related to assets supporting discontinued products and $10 million of unrealized capital gains related to experience-rated products.  Of the net unrealized capital gains at December 31, 2006, $142 million related to assets supporting discontinued products and $52 million related to experience-rated products.

Equity securities reflect gross unrealized capital gains of $3 million at June 30, 2007 and $6 million at December 31, 2006.

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

At June 30, 2007 and December 31, 2006, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.

Capital Gains and Losses
For the three and six months ended June 30, 2007, net realized capital losses were $47 million ($30 million after tax) and $48 million ($31 million after tax), respectively.  Included in net realized capital losses for the three and six months ended June 30, 2007 were $54 million ($35 million after tax) and $71 million ($46 million after tax), respectively, of other-than-temporary impairment charges on debt securities that were in an unrealized loss position due to interest rate increases rather than unfavorable changes in the credit quality of such securities.  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Investment Securities in our 2006 Annual Report for more information.  For the three and six months ended June 30, 2006, net realized capital (losses) gains were $(11) million ($(7) million after tax) and $6 million ($4 million after tax), respectively.  There were no significant investment write-downs from other-than-temporary impairments during the three or six months ended June 30, 2006.  We had no individually material realized losses on debt or equity securities that materially impacted our results of operations during the three or six months ended June 30, 2007 or 2006.

Mortgage Loans
Our mortgage loan investments supported the following types of products at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
(Millions)	2007	2006
Supporting discontinued products	$555.0	$650.6
Supporting experience-rated products	245.9	304.3
Supporting remaining products	736.4	633.3
Total mortgage loans	$1,537.3	$1,588.2

The mortgage loan portfolio balance represented 9% of our total invested assets at June 30, 2007 and December 31, 2006.  There were no material problem, restructured or potential problem loans included in mortgage loans at June 30, 2007 or December 31, 2006.  There were no specific impairment reserves on these loans at June 30, 2007 or December 31, 2006.

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

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by those contract holders and not by us (subject to, among other things, certain minimum guarantees).  Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pensions products are provided for in the reserve for anticipated future losses on discontinued products (refer to Large Case Pensions - Discontinued Products beginning on page 28).

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, results of operations and cash flows assuming the occurrence of certain reasonably possible changes in market rates and prices.  Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows at June 30, 2007.  Refer to the MD&A in our 2006 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

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

Presented in the table on page 32 is a condensed statement of cash flows for the six months ended June 30, 2007 and 2006.  We present net cash flows used for operating activities of continuing operations and net cash flows provided by investing activities separately for our Large Case Pensions segment, because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2007	2006
Cash flows from operating activities
Health Care and Group Insurance(1)	$1,301.2	$707.4
Large Case Pensions	(152.2)	(142.1)
Net cash provided by operating activities of continuing operations	1,149.0	565.3
Discontinued Operations	-	49.7
Net cash provided by operating activities	1,149.0	615.0

Cash flows from investing activities
Health Care and Group Insurance	(343.0)	(190.4)
Large Case Pensions	203.7	26.7
Net cash used for investing activities	(139.3)	(163.7)

Net cash (used for) provided by financing activities	(482.3)	4.7
Net increase in cash and cash equivalents	$527.4	$456.0
(1)	Includes corporate interest.

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.3 billion for the six months ended June 30, 2007 and $707 million for the six months ended June 30, 2006.  Cash flows for the six months ended June 30, 2007 and 2006 reflect approximately $218 million and $145 million, respectively, of advance payments (for the month of July 2007 and July 2006, respectively) from CMS that were not earned in the period.  Cash flows for the six months ended June 30, 2006 include a payment of approximately $180 million pretax for a voluntary contribution to our tax-qualified pension plan and the receipt of approximately $50 million, resulting from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company (refer to Note 16 of Condensed Notes to Consolidated Financial Statements on page 18 for additional information).

During the six months ended June 30, 2006, we used approximately $160 million on the Broadspire Disability acquisition to enhance our existing product capabilities and future growth opportunities.  This use of cash was reported as cash flows used in investing activities.

We repurchased approximately 13 million shares of common stock at a cost of approximately $605 million during the six months ended June 30, 2007 and 24 million shares of common stock at a cost of approximately $991 million during the six months ended June 30, 2006.  At June 30, 2007, the capacity remaining under our share repurchase program was approximately $716 million.  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements on page 12 for more information.

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

We have significant short-term liquidity supporting our businesses.  Our committed short-term borrowing capacity consists of a $1 billion credit facility which terminates in January 2012 and a one-year credit program for certain of our subsidiaries with a borrowing capacity of up to $45 million.  The $1 billion revolving credit facility also provides for the issuance of letters of credit at our request, up to $150 million, which count as usage of the available commitments under the facility.  The credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions.  The maximum amount of short-term borrowings outstanding during the six months ended June 30, 2007 was $349 million.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was 20.2% at June 30, 2007.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 12 for additional information on our short-term and long-term debt.  We may take certain actions during the remainder of 2007 that could increase our total debt to capital ratio to approximately 25% by December 31, 2007.

After tax interest expense was $28 million and $55 million for the three and six months ended June 30, 2007, respectively, compared to $22 million and $44 million for the corresponding periods in 2006.  The increase in interest expense for the three and six months ended June 30, 2007 related to higher overall average long-term debt levels as a result of our issuance of $2.0 billion in senior notes in June 2006.

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

Ratings
At July 26, 2007, the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations (“Rating Agencies”) were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper)	AMB-2	F1	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A+
(1)	The stated outlook from all Rating Agencies for the senior debt and financial strength ratings of Aetna Inc. and ALIC, respectively, is stable.

CRITICAL ACCOUNTING ESTIMATES

Refer to Critical Accounting Estimates in our 2006 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.

REGULATORY ENVIRONMENT

Legislative Initiatives
There is an increasing focus on health care reform at the state and federal level.  A number of state legislatures, including Connecticut, Illinois and Pennsylvania, recently contemplated but did not enact significant reform of their health insurance markets.  California and other states are currently considering these types of reforms.  These proposals include provisions affecting both public programs and privately-financed health insurance arrangements.  Broadly stated, these proposals attempt to increase the number of insured by expanding eligibility for Medicaid and other public programs and compelling individuals and employers to purchase health insurance coverage.  At the same time, these proposals would reform the underwriting and marketing practices of health plans, for example by placing restrictions on pricing and mandating minimum medical benefit ratios.

Medicare
In addition, the U.S. House of Representatives and U.S. Senate also are currently considering reducing Medicare Advantage funding and/or reducing or capping the rates paid to us and other providers of private-fee-for-service Medicare plans.

Refer to Regulatory Environment in our 2006 Annual Report for additional information on the regulation of our business.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The Forward-Looking Information/Risk Factors portion of our 2006 Annual Report contains a discussion of important risk factors related to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in MD&A – Investments beginning on page 29.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2007 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 13 of Condensed Notes to Consolidated Financial Statements, which begins on page 12 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended June 30, 2007:

Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of	That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April 1, 2007 - April 30, 2007	.2	47.04	.2	$1,011.3
May 1, 2007 - May 31, 2007	3.0	50.74	3.0	859.1
June 1, 2007 - June 30, 2007	2.8	51.01	2.8	715.9
Total	6.0	$50.77	6.0	N/A

On September 29, 2006 and April 27, 2007, we announced that our Board authorized two share repurchase programs for the repurchase of up to $750 million of common stock each ($1.5 billion in the aggregate).  During the three months ended June 30, 2007, we repurchased approximately 6 million shares of common stock at a cost of approximately $303 million (approximately $5 million of these repurchases were settled in early July), completing the September 29, 2006 authorization and utilizing a portion of the April 27, 2007 authorization.  At June 30, 2007, we had authorization to repurchase up to approximately $716 million of common stock remaining under the April 27, 2007 authorization.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held April 27, 2007, the following matters were submitted to a vote of our shareholders:
•	Election of our Board of Directors for a term ending in 2008,
•	Approval of the appointment of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2007,
•	Approval of an amendment to our Articles of Incorporation to provide for majority voting in uncontested elections of Directors,
•	A shareholder proposal to implement cumulative voting in the election of Directors, and
•	A shareholder proposal to nominate or renominate to the Board each year an individual from our executive retiree ranks.

By vote of our shareholders, each of our Director nominees was elected to the Board, KPMG LLP was approved as our independent registered public accounting firm for 2007 and the amendment to our Articles of Incorporation was approved.  The two shareholder proposals were not approved.  We implemented the amendment to our Articles of Incorporation on April 30, 2007.  The detailed results of the voting on these matters were as follows:

Election of Directors:

	Votes	Votes
(Millions)	For	Withheld
Frank M. Clark	460.9	7.9
Betsy Z. Cohen	435.5	33.3
Molly J. Coye, M.D.	461.7	7.1
Barbara H. Franklin	433.9	34.9
Jeffrey E. Garten	459.8	9.0
Earl G. Graves	457.6	11.2
Gerald Greenwald	435.6	33.2
Ellen M. Hancock	455.9	12.9
Edward J. Ludwig	463.1	5.7
Joseph P. Newhouse	463.0	5.8
Ronald A. Williams	460.7	8.1

Other matters voted upon:

	Votes	Votes		Broker
(Millions)	For	Against	Abstentions	Non-Votes
Management Proposals:
Approval of appointment of independent registered public accounting firm	461.5	4.3	3.0	-

Approval of amendment to our Articles of Incorporation	460.7	4.1	4.0	-

Shareholder Proposals:
Requesting implementation of cumulative voting in the election of Directors	76.4	340.2	4.3	47.9

Requesting to nominate or renominate to the Board an individual from
our executive retiree ranks	15.3	401.2	4.4	47.9

Item 5.	Other Information

On July 24, 2007, Mark T. Bertolini, 51, became President of Aetna, having served as Executive Vice President and Head of Business Operations since May 3, 2007.  Mr. Bertolini served as Executive Vice President, Regional Businesses from February 1, 2006, through May 3, 2007.  Prior to that, he served as Senior Vice President, Regional Businesses from September 2005 through February 1, 2006, Senior Vice President, Specialty Group from April 2005 to September 2005, and Senior Vice President, Specialty Products from February 2003 to April 2005.  Prior to joining Aetna, Mr. Bertolini served as Senior Vice President, Regional Segment and Middle Market Growth of CIGNA Corporation (“CIGNA”) from November 2002 to February 2003 and as Senior Vice President, National Sales and Delivery of CIGNA from October 2000 to November 2002.

In connection with Mr. Bertolini’s appointment, we entered into an employment agreement with him dated as of July 24, 2007.  The key terms of Mr. Bertolini’s employment agreement are as follows:

➢	Mr. Bertolini’s base salary will be $900,000 and his target annual bonus opportunity will be at least 120% of his base salary.
➢
In connection with this appointment, Mr. Bertolini will receive a stock appreciation right grant (the “Promotion SAR”) with a grant date of July 27, 2007 (the close of business on the day following the release of our financial results for the second quarter of 2007) and a grant date value of $5,000,000.*  The Promotion SAR will vest in three equal annual installments, with the first installment vesting on July 27, 2008.

➢
In 2008, Mr. Bertolini will receive a long-term equity award opportunity at target performance of at least $4,250,000.  This award will be made at the same time long-term incentive awards are made to other senior executives of the Company.

➢
If Mr. Bertolini’s employment is terminated by the Company other than for “Cause” (as defined in the agreement) or by Mr. Bertolini for “Good Reason” (as defined in the agreement) (each a “Qualifying Event”), Mr. Bertolini will receive a severance payment of twenty-four (24) months of base salary and target bonus continuation following his termination.  In addition, he will be paid a pro-rata bonus at target for the portion of the calendar year preceding his termination.

➢
We have also agreed that all equity awards issued after July 24, 2007 (excluding the Promotion SAR) will provide Mr. Bertolini with retirement treatment upon a Qualifying Event.  Retirement treatment allows for additional vesting rights and a five year exercise period following termination of employment.  In addition, upon a Qualifying Event, the vested portion of the Promotion SAR will have a five year exercise period.

➢
Following a change-in-control of the Company, we will make Mr. Bertolini whole for any excess personal tax liability he incurs as a result of payments by the Company to him in connection with such change in control, although under certain circumstances Mr. Bertolini has agreed to reduce the amounts payable to him to an amount that does not trigger any excess personal tax liability.

➢
The term of the employment agreement ends December 31, 2009, but is subject to automatic one year extensions.  If not otherwise terminated sooner, the employment agreement will terminate on Mr. Bertolini’s 65th birthday.

* Reflects the theoretical grant date value of the SARs to be granted.  The strike price and the number of SARs will be determined using our closing stock price on July 27, 2007 (the grant date) and a SAR valuation factor of 33.3% (i.e., the number of SARs granted will be equal to the dollar value of the theoretical grant date value divided by a factor determined by multiplying our closing stock price on the grant date by 33.3%).

Mr. Bertolini has not been directly or indirectly involved in any transaction, proposed transaction, or series of similar transactions with the Company required to be disclosed pursuant to Item 404(a) of Regulation S-K.  Mr. Bertolini does not have a family relationship with any Director or any other executive officer of Aetna.  There exist no arrangements or understandings, other than those with Mr. Bertolini acting solely in his capacity as an officer of Aetna, pursuant to which Mr. Bertolini was selected as an officer of Aetna.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on May 2, 2007.

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on May 2, 2007.

10	Material contracts

10.1	Employment Agreement dated as of July 24, 2007, between Aetna Inc. and Mark T. Bertolini.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, which begins on page 8 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 26, 2007 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: July 26, 2007	By /s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material contracts

10.1	Employment Agreement dated as of July 24, 2007, between Aetna Inc. and Mark T. Bertolini.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 26, 2007 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic