Form 10-Q
period 2007-09-30
AETNA INC /PA/
filed 2007-10-25
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended September 30, 2007

or

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

There were 500.4 million shares of voting common stock with a par value of $.01 per share outstanding at September 30, 2007.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2007

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 20), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2007	2006	2007	2006
Revenue:
Health care premiums	$5,445.4	$4,820.3	$15,916.7	$14,308.3
Other premiums	494.5	472.5	1,493.1	1,482.5
Fees and other revenue *	775.9	712.9	2,244.9	2,121.4
Net investment income	262.1	278.3	864.9	852.1
Net realized capital (losses) gains	(16.6)	15.5	(64.4)	21.9
Total revenue	6,961.3	6,299.5	20,455.2	18,786.2
Benefits and expenses:
Health care costs **	4,323.1	3,797.4	12,814.1	11,481.9
Current and future benefits	537.6	554.1	1,704.7	1,733.6
Operating expenses:
Selling expense	267.1	231.7	793.7	715.3
General and administrative expenses	1,004.3	925.6	2,896.6	2,876.3
Total operating expenses	1,271.4	1,157.3	3,690.3	3,591.6
Interest expense	44.0	39.9	129.1	107.2
Amortization of other acquired intangible assets	25.9	22.0	69.5	63.7
Reduction of reserve for anticipated future losses on discontinued products	-	-	(64.3)	(115.4)
Total benefits and expenses	6,202.0	5,570.7	18,343.4	16,862.6
Income from continuing operations before income taxes	759.3	728.8	2,111.8	1,923.6
Income taxes:
Current	167.5	213.0	644.3	611.3
Deferred	95.1	39.4	84.9	60.8
Total income taxes	262.6	252.4	729.2	672.1
Income from continuing operations	496.7	476.4	1,382.6	1,251.5
Discontinued operations, net of tax (Note 16)	-	-	-	16.1
Net income	$496.7	$476.4	$1,382.6	$1,267.6

Earnings per common share:
Basic:
Income from continuing operations	$.98	$.89	$2.70	$2.26
Discontinued operations, net of tax	-	-	-	.02
Net income	$.98	$.89	$2.70	$2.28

Diluted:
Income from continuing operations	$.95	$.85	$2.61	$2.16
Discontinued operations, net of tax	-	-	-	.03
Net income	$.95	$.85	$2.61	$2.19
* Fees and other revenue include administrative services contract member co-payment revenue and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $12.6 million and $40.9 million (net of pharmaceutical and processing costs of $357.5 million and $1.1 billion) for the three and nine months ended September 30, 2007, respectively, and $10.3 million and $26.4 million (net of pharmaceutical and processing costs of $342.2 million and $1.0 billion) for the three and nine months ended September 30, 2006, respectively.

** Health care costs have been reduced by insured member co-payment revenue related to our mail order and specialty pharmacy operations of $25.3 million and $75.7 million for the three and nine months ended September 30, 2007, respectively, and $24.4 million and $70.2 million for the three and nine months ended September 30, 2006, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At September 30,	At December 31,
(Millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$1,130.6	$880.0
Investment securities	13,090.5	13,437.2
Other investments	28.7	210.4
Premiums receivable, net	546.1	363.1
Other receivables, net	603.6	530.1
Accrued investment income	184.3	183.1
Collateral received under securities loan agreements	1,143.2	1,054.3
Loaned securities	1,109.3	1,018.1
Deferred income taxes	235.8	120.8
Other current assets	604.8	506.7
Total current assets	18,676.9	18,303.8
Long-term investments	1,912.9	1,840.6
Mortgage loans	1,496.3	1,380.8
Reinsurance recoverables	1,101.4	1,107.4
Goodwill	4,969.4	4,603.6
Other acquired intangible assets, net	809.7	691.6
Property and equipment, net	332.4	283.6
Deferred income taxes	158.9	342.4
Other long-term assets	1,261.3	868.7
Separate Accounts assets	19,343.7	18,203.9
Total assets	$50,062.9	$47,626.4

Liabilities and shareholders' equity
Current liabilities:
Health care costs payable	$2,198.3	$1,927.5
Future policy benefits	776.9	786.0
Unpaid claims	621.3	598.3
Unearned premiums	148.5	185.6
Policyholders' funds	596.0	567.6
Collateral payable under securities loan agreements	1,143.2	1,054.3
Short-term debt	533.4	45.0
Income taxes payable	28.9	42.6
Accrued expenses and other current liabilities	1,993.8	1,896.1
Total current liabilities	8,040.3	7,103.0
Future policy benefits	7,314.9	7,463.7
Unpaid claims	1,209.2	1,174.6
Policyholders' funds	1,294.4	1,296.4
Long-term debt	2,443.0	2,442.3
Income taxes payable	26.1	-
Other long-term liabilities	784.5	797.4
Separate Accounts liabilities	19,343.7	18,203.9
Total liabilities	40,456.1	38,481.3
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock and additional paid-in capital ($.01 par value; 2.8 billion shares authorized;
500.4 million and 516.0 million shares issued and outstanding in 2007 and 2006, respectively)	108.4	366.2
Retained earnings	10,037.7	9,404.6
Accumulated other comprehensive loss	(539.3)	(625.7)
Total shareholders' equity	9,606.8	9,145.1
Total liabilities and shareholders' equity	$50,062.9	$47,626.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

	Number of	Common		Accumulated
	Common	Stock and		Other	Total
	Shares	Additional	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Paid-in Capital	Earnings	(Loss) Income	Equity	Income
Nine Months Ended September 30, 2007
Balance at December 31, 2006	516.0	$366.2	$9,404.6	$(625.7)	$9,145.1
Cumulative effect of new accounting
standards (Note 2)	-	-	(1.0)	113.9	112.9
Beginning balance at January 1, 2007,
as adjusted	516.0	366.2	9,403.6	(511.8)	9,258.0
Comprehensive income:
Net income	-	-	1,382.6	-	1,382.6	$1,382.6
Other comprehensive loss (Note 8):
Net unrealized losses on securities	-	-	-	(49.6)	(49.6)
Net foreign currency gains	-	-	-	4.2	4.2
Net derivative gains	-	-	-	1.4	1.4
Pension and OPEB plans	-	-	-	16.5	16.5
Other comprehensive loss	-	-	-	(27.5)	(27.5)	(27.5)
Total comprehensive income						$1,355.1
Common shares issued for benefit plans,
including tax benefits	11.5	334.6	-	-	334.6
Repurchases of common shares	(27.1)	(592.4)	(728.5)	-	(1,320.9)
Dividends declared	-	-	(20.0)	-	(20.0)
Balance at September 30, 2007	500.4	$108.4	$10,037.7	$(539.3)	$9,606.8

Nine Months Ended September 30, 2006
Balance at December 31, 2005	566.5	$2,414.7	$7,723.7	$50.3	$10,188.7
Comprehensive income:
Net income	-	-	1,267.6	-	1,267.6	$1,267.6
Other comprehensive loss (Note 8):
Net unrealized losses on securities	-	-	-	(41.0)	(41.0)
Net foreign currency gains	-	-	-	.9	.9
Net derivative gains	-	-	-	9.1	9.1
Other comprehensive loss	-	-	-	(31.0)	(31.0)	(31.0)
Total comprehensive income						$1,236.6
Common shares issued for benefit plans,
including tax benefits	7.1	209.4	-	-	209.4
Repurchases of common shares	(51.6)	(1,963.7)	-	-	(1,963.7)
Dividends declared	-	-	(20.9)	-	(20.9)
Balance at September 30, 2006	522.0	$660.4	$8,970.4	$19.3	$9,650.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2007	2006
Cash flows from operating activities:
Net income	$1,382.6	$1,267.6
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	-	(16.1)
Physician class action settlement insurance-related charge	-	72.4
Depreciation and amortization	231.9	197.9
Amortization of net investment premium	5.4	13.3
Equity in earnings of affiliates, net	(65.1)	(61.7)
Stock-based compensation expense	68.8	61.9
Net realized capital losses (gains)	64.4	(21.9)
Changes in assets and liabilities:
Accrued investment income	(1.2)	(1.3)
Premiums due and other receivables	(202.3)	(122.6)
Income taxes	(9.8)	68.5
Other assets and other liabilities	(110.7)	(270.7)
Health care and insurance liabilities	43.1	(36.4)
Other, net	(.6)	(7.6)
Net cash provided by operating activities of continuing operations	1,406.5	1,143.3
Discontinued operations (Note 16)	-	49.7
Net cash provided by operating activities	1,406.5	1,193.0
Cash flows from investing activities:
Proceeds from sales and investment maturities of:
Debt securities available for sale	6,349.9	7,900.9
Other investments	1,127.4	1,160.1
Cost of investments in:
Debt securities available for sale	(6,489.1)	(7,693.6)
Other investments	(783.4)	(1,057.3)
Increase in property, equipment and software	(272.3)	(203.8)
Cash used for acquisitions, net of cash acquired	(505.9)	(159.9)
Net cash used for investing activities	(573.4)	(53.6)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	-	1,978.9
Repayment of long-term debt	-	(1,150.0)
Net issuance of short-term debt	485.4	1.5
Deposits and interest credited for investment contracts	7.1	23.4
Withdrawals of investment contracts	(6.6)	(195.0)
Common shares issued under benefit plans	136.7	81.3
Stock-based compensation tax benefits	129.4	66.5
Common shares repurchased	(1,334.5)	(1,924.3)
Net cash used for financing activities	(582.5)	(1,117.7)
Net increase in cash and cash equivalents	250.6	21.7
Cash and cash equivalents, beginning of period	880.0	1,192.6
Cash and cash equivalents, end of period	$1,130.6	$1,214.3
Supplemental cash flow information:
Interest paid	$104.9	$93.9
Income taxes paid	604.8	487.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Group Insurance primarily includes group life insurance products offered on an insured basis, including basic group term life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management and (iii) long-term care products that were offered primarily on an insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products (refer to Note 15 beginning on page 16 for additional information).

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

New Accounting Standards
Pensions and Other Postretirement Benefit Plans – Measurement Date Change
Effective December 31, 2006, we adopted certain provisions of Statement of Financial Accounting Standards (“FAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” that required the recognition of an asset or liability for each of our pension and other postretirement (“OPEB”) plans equal to the difference between the fair value of plan assets and the benefit obligation as of the latest measurement date, which we refer to as the plan’s funded status.  Pursuant to FAS 158, the unrecognized net actuarial gains (losses) and unrecognized prior service cost of our plans, which represent the difference between the plan’s funded status and its existing balance sheet position, were recognized, net of tax, as a component of accumulated other comprehensive income.  Refer to our 2006 Annual Report for additional information.

FAS 158 also requires the measurement of the funded status of pension and OPEB plans to occur at the end of our fiscal year, which is December 31. This represents a change for us as we previously used September 30 as our measurement date, as permitted under GAAP.  We decided to early adopt FAS 158 in 2007.  The effect of adopting the measurement date provisions of FAS 158 on the opening balances of retained earnings and accumulated other comprehensive income is illustrated in the table on page 7 under the caption Cumulative Effect of New Accounting Standards in 2007.

Uncertain Tax Positions
Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 defines criteria that must be evaluated before a tax position is recognized in the financial statements.  FIN 48 requires, among other things, an assessment of whether the position is more likely than not of being sustained upon examination by taxing authorities.  Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, interim period accounting, disclosures and transition.

As illustrated in the table on page 7 under the caption Cumulative Effect of New Accounting Standards in 2007, the adoption of FIN 48 resulted in a cumulative effect adjustment to the opening balance of retained earnings at January 1, 2007 of $5 million.  This adjustment represented our estimate of interest (after tax) on certain previously recognized tax benefits of $111 million that were considered uncertain tax positions in accordance with FIN 48, as the timing of these deductions was subject to examination by taxing authorities.  During the three months ended September 30, 2007, we effectively settled these uncertain tax positions with taxing authorities.  This settlement did not have a material impact on our financial position or results of operations.

At September 30, 2007 and January 1, 2007, we had approximately $29 million and $144 million, respectively, of income taxes payable related to uncertain tax positions and approximately $12 million and $19 million, respectively, of income taxes payable related to estimated interest and penalty payments, which are classified as a component of our income tax provision.  We do not believe these uncertain tax positions will materially affect our financial position, results of operations or our effective tax rate in future periods.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our 2004 through 2006 U.S. federal tax years and various state tax years from 1996 through 2006 remain subject to income tax examinations by taxing authorities.

Cumulative Effect of New Accounting Standards in 2007
As described above, effective January 1, 2007, we adopted the measurement date provisions of FAS 158 and the provisions of FIN 48, which resulted in the cumulative effect on our shareholders’ equity illustrated below:

Millions, after tax	Retained Earnings	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$9,404.6	$(625.7)
Effect of changing measurement date of pension and OPEB plans pursuant to FAS 158:
Transition net periodic benefit income, net of tax:
Amortization of net actuarial losses	(9.0)	9.0
Amortization of prior service cost	(.2)	.2
Other components of net periodic benefit income	13.6	-
Unrecognized actuarial gains arising due to change in measurement date	-	104.7
Net effect of changing measurement date of pension and OPEB plans	4.4	113.9
Cumulative effect of FIN 48	(5.4)	-
Cumulative effect of new accounting standards in 2007	(1.0)	113.9
Beginning balance at January 1, 2007, as adjusted	$9,403.6	$(511.8)

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

3.	Acquisitions

On July 31, 2007, we acquired Schaller Anderson, Incorporated (“Schaller Anderson”), a leading provider of health care management services for Medicaid plans, for approximately $535 million.  We preliminarily recorded approximately $361 million of goodwill associated with this acquisition, representing the purchase price in excess of the fair value of the net assets acquired (which includes approximately $188 million of intangible assets, primarily consisting of customer lists).  Goodwill recognized in this acquisition is not deductible for tax purposes.  The intangible assets and goodwill associated with this acquisition are subject to adjustment upon completion of a purchase accounting valuation.

On October 1, 2007, we acquired Goodhealth Worldwide (Bermuda) Limited, a leading managing general underwriter (or underwriting agent) for international private medical insurance that offers expatriate benefits to individuals, small and medium-sized enterprises, and large multinational clients around the world.  The purchase price was not material to our financial position.

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

The computations for basic and diluted EPS from continuing operations for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per common share data)	2007	2006	2007	2006
Income from continuing operations	$496.7	$476.4	$1,382.6	$1,251.5
Weighted average shares used to compute basic EPS	507.4	536.6	512.2	554.8
Dilutive effect of outstanding stock-based compensation awards (1)	16.5	21.5	18.4	23.5
Weighted average shares used to compute diluted EPS	523.9	558.1	530.6	578.3
Basic EPS	$.98	$.89	$2.70	$2.26
Diluted EPS	$.95	$.85	$2.61	$2.16
(1)
Approximately 3.5 million stock appreciation rights (“SARs”) (with exercise prices ranging from $44.22 to $52.29) were not included in the calculation of diluted EPS for the nine months ended September 30, 2007 and approximately 5.4 million and 5.3 million SARs (with exercise prices ranging from $38.43 to $52.11) were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2006, respectively, as their exercise prices were greater than the average market price of our common stock during such periods.

5.	Operating Expenses

For the three and nine months ended September 30, 2007 and 2006, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Selling expenses	$267.1	$231.7	$793.7	$715.3
General and administrative expenses:
Salaries and related benefits	599.4	583.0	1,724.8	1,728.5
Other general and administrative expenses (1)	404.9	342.6	1,171.8	1,147.8
Total general and administrative expenses	1,004.3	925.6	2,896.6	2,876.3
Total operating expenses	$1,271.4	$1,157.3	$3,690.3	$3,591.6
(1)
Other general and administrative expenses for the nine months ended September 30, 2006 includes the following charges: a physician class action settlement insurance-related charge of $47.1 million ($72.4 million pretax); a debt refinancing charge of $8.1 million ($12.4 million pretax) and an acquisition-related software charge of $6.2 million ($8.3 million pretax).  Refer to the reconciliation of operating earnings to income from continuing operations in Note 14 on page 15 for additional information.

6.	Goodwill and Other Acquired Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 and 2006 were as follows:

(Millions)	2007	2006
Balance, beginning of period	$4,603.6	$4,523.2
Goodwill acquired:
Schaller Anderson (1)	360.8	-
Broadspire Disability	5.0	99.0
Other	-	.5
Balance, end of the period (2)	$4,969.4	$4,622.7
(1)
Goodwill of $360.8 million related to the acquisition of Schaller Anderson is considered preliminary, pending the finalization of a purchase accounting valuation (refer to Note 3 on page 7 for additional information).

(2)
Approximately $4.9 billion and $4.5 billion of goodwill was assigned to the Health Care segment at September 30, 2007 and 2006, respectively.  Approximately $104.0 million and $99.0 million of goodwill was assigned to the Group Insurance segment at September 30, 2007 and 2006, respectively.

Other acquired intangible assets at September 30, 2007 and December 31, 2006 were as follows:

		Accumulated		Amortization
(Millions)	Cost	Amortization	Net Balance	Period (Years)
September 30, 2007
Other acquired intangible assets:
Provider networks	$698.9	$303.6	$395.3	12-25
Customer lists	410.8	80.6	330.2	4-10
Technology	61.8	33.4	28.4	3-5
Other	50.8	17.3	33.5	3-15
Trademarks	22.3	-	22.3	Indefinite
Total other acquired intangible assets (1)	$1,244.6	$434.9	$809.7

December 31, 2006
Other acquired intangible assets:
Provider networks	$696.2	$282.0	$414.2	12-25
Customer lists	250.6	51.3	199.3	4-10
Technology	56.5	21.3	35.2	3-5
Other	31.4	10.8	20.6	3-12
Trademarks	22.3	-	22.3	Indefinite
Total other acquired intangible assets	$1,057.0	$365.4	$691.6
(1)
Other acquired intangible assets of $187.6 million related to the acquisition of Schaller Anderson are considered preliminary, pending the finalization of a purchase accounting valuation (refer to Note 3 on page 7 for additional information).

We estimate annual pretax amortization for other acquired intangible assets over the next five calendar years to be as follows:

(Millions)
2008	$104.5
2009	93.5
2010	88.3
2011	81.8
2012	73.2

7.	Investments

The composition of our investments at September 30, 2007 and December 31, 2006 was as follows:

	September 30, 2007					December 31, 2006
(Millions)	Current		Long-term		Total	Current		Long-term		Total
Debt securities available for sale:
Available for use in current operations	$ 12,974.3	(1)	$ -		$ 12,974.3	$ 13,293.8	(1)	$ -		$ 13,293.8
Loaned securities	1,109.3		-		1,109.3	1,018.1		-		1,018.1
On deposit, as required by regulatory
authorities	-		561.9	(3)	561.9	-		555.0	(3)	555.0
Debt securities available for sale	14,083.6		561.9		14,645.5	14,311.9		555.0		14,866.9
Equity securities available for sale	6.5	(1)	33.6	(3)	40.1	32.8	(1)	38.3	(3)	71.1
Short-term investments	109.7	(1)	-		109.7	110.6	(1)	-		110.6
Mortgage loans	26.8	(2)	1,496.3		1,523.1	207.4	(2)	1,380.8		1,588.2
Other investments	1.9	(2)	1,317.4	(3)	1,319.3	3.0	(2)	1,247.3	(3)	1,250.3
Total investments	$ 14,228.5		$ 3,409.2		$ 17,637.7	$ 14,665.7		$ 3,221.4		$ 17,887.1
(1)	Included in investment securities on the Consolidated Balance Sheets totaling $13.1 billion and $13.4 billion at September 30, 2007 and December 31, 2006, respectively.
(2)	Included in other investments on the Consolidated Balance Sheets totaling $28.7 million and $210.4 million at September 30, 2007 and December 31, 2006, respectively.
(3)	Included in long-term investments on the Consolidated Balance Sheets totaling $1.9 billion and $1.8 billion at September 30, 2007 and December 31, 2006, respectively.

Sources of net investment income for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Debt securities	$200.8	$193.8	$615.0	$602.0
Mortgage loans	38.1	36.7	94.6	95.9
Cash equivalents and other short-term investments	32.4	31.6	93.0	85.1
Other	(.2)	24.7	89.6	94.5
Gross investment income	271.1	286.8	892.2	877.5
Less: investment expenses	(9.0)	(8.5)	(27.3)	(25.4)
Net investment income (1)	$262.1	$278.3	$864.9	$852.1
(1)
Includes amounts related to experience-rated contract holders of $28.3 million and $89.8 million during the three and nine months ended September 30, 2007, respectively, and $32.0 million and $100.0 million during the three and nine months ended September 30, 2006, respectively.  Interest credited to experience-rated contract holders is included in current and future benefits in our Consolidated Statements of Income.

Net realized capital (losses) gains for the three and nine months ended September 30, 2007 and 2006, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Debt securities (1)	$(21.1)	$9.1	$(65.6)	$1.2
Equity securities	.1	.4	1.7	4.3
Derivatives	4.9	.6	1.2	8.5
Real estate	-	5.4	.3	9.3
Other	(.5)	-	(2.0)	(1.4)
Pretax net realized capital (losses) gains	$(16.6)	$15.5	$(64.4)	$21.9
(1)
Included in net realized capital losses on debt securities for the three and nine months ended September 30, 2007 were $22.3 million and $93.1 million, respectively, of other-than-temporary impairment charges for securities that were in an unrealized loss position due to interest rate increases rather than unfavorable changes in the credit quality of such securities.  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  There were no significant investment write-downs from other-than-temporary impairments during the three or nine months ended September 30, 2006.  Refer to Critical Accounting Estimates-Other-Than-Temporary Impairments of Investment Securities in our 2006 Annual Report for additional information.

Net realized capital (losses) gains related to experience-rated contract holders of $(2) million and $(1) million for the three and nine months ended September 30, 2007, respectively, and $4 million and $10 million for the three and nine months ended September 30, 2006, respectively, were reflected in policyholders’ funds in our Consolidated Balance Sheets.  Net realized capital gains related to discontinued products of $7 million and $35 million for the three and nine months ended September 30, 2007, respectively, and $8 million and $28 million for the three and nine months ended September 30, 2006, respectively, were reflected in the reserve for anticipated future losses on discontinued products in our Consolidated Balance Sheets (refer to Note 15 beginning on page 16).

8.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income (excluding amounts related to experience-rated contract holders and discontinued products) for the nine months ended September 30, 2007.

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total Accumulated
(Millions)	Securities	Foreign Currency	Derivatives	Unrecognized Net Actuarial (Losses) Gains	Unrecognized Prior Service Cost	Other Comprehensive (Loss) Income
Balance at December 31, 2006	$66.5	$11.6	$7.6	$(733.7)	$22.3	$(625.7)
Effect of changing measurement
date of pension and OPEB plans
pursuant to FAS 158 (1)	-	-	-	113.7	.2	113.9
Balance at January 1, 2007, as adjusted	66.5	11.6	7.6	(620.0)	22.5	(511.8)
Unrealized net (losses) gains arising
during the period ($(134.5) pretax)	(94.6)	4.2	3.0	-	-	(87.4)
Reclassification to earnings
($92.2 pretax)	45.0	-	(1.6)	15.9	.6	59.9
Other comprehensive (loss) income
during the period	(49.6)	4.2	1.4	15.9	.6	(27.5)

Balance at September 30, 2007	$16.9	$15.8	$9.0	$(604.1)	$23.1	$(539.3)
(1)
We elected to adopt the measurement date provisions of FAS 158 in 2007.  Pursuant to the transition provisions of FAS 158, the effects of this change must be recognized as an adjustment to the opening balance of accumulated other comprehensive loss on January 1, 2007.  Refer to Note 2 beginning on page 5 for additional details.

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) (excluding amounts related to experience-rated contract holders and discontinued products) for the nine months ended September 30, 2006.

	Net Unrealized Gains (Losses)			Minimum Pension	Total Accumulated Other Comprehensive
(Millions)	Securities	Foreign Currency	Derivatives	Liability (1)	Income (Loss)
Balance at December 31, 2005	$104.1	$12.0	$(1.1)	$(64.7)	$50.3
Unrealized net (losses) gains arising during the
period ($(46.8) pretax)	(46.1)	.9	14.8	-	(30.4)
Reclassification to earnings ($(1.0) pretax)	5.1	-	(5.7)	-	(.6)
Other comprehensive (loss) income during the period	(41.0)	.9	9.1	-	(31.0)

Balance at September 30, 2006	$63.1	$12.9	$8.0	$(64.7)	$19.3
(1)
Prior to the adoption of FAS 158 at December 31, 2006, we were required to recognize a minimum pension liability adjustment for our supplemental pension plan in accordance with the provisions of FAS 87, “Employers' Accounting for Pensions.”

9.	Employee Benefit Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our noncontributory defined benefit pension plans and OPEB plans for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$10.8	$24.5	$32.4	$73.5	$.1	$.1	$.3	$.3
Interest cost	74.8	70.8	224.4	212.4	5.4	6.3	16.2	18.9
Expected return on plan assets	(116.4)	(102.7)	(349.2)	(308.1)	(1.0)	(1.0)	(3.0)	(3.0)
Amortization of prior service cost	1.2	1.4	3.6	4.2	(.9)	(.5)	(2.7)	(1.5)
Recognized net actuarial loss	6.9	19.3	20.7	57.9	1.4	1.8	4.2	5.4
Net periodic benefit (income) cost	$(22.7)	$13.3	$(68.1)	$39.9	$5.0	$6.7	$15.0	$20.1

10.	Debt

The carrying value of our long-term debt at September 30, 2007 and December 31, 2006 was as follows:

(Millions)	September 30, 2007	December 31, 2006
Senior notes, 5.75%, due 2011	$449.7	$449.6
Senior notes, 7.875%, due 2011	448.7	448.4
Senior notes, 6.0%, due 2016	746.1	745.8
Senior notes, 6.625%, due 2036	798.5	798.5
Total long-term debt	$2,443.0	$2,442.3

At September 30, 2007, we had an unsecured $1 billion, five-year revolving credit agreement (the “Facility”) with several financial institutions which terminates in January 2012.  The Facility may be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions. The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2005 at or below .4 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity (excluding any overfunded or underfunded status of our pension and OPEB plans in accordance with FAS 158 and any net unrealized capital gains and losses) and total debt (as defined in the Facility).  We met this requirement at September 30, 2007.

At September 30, 2007, we had $533 million ($535 million principal amount) of commercial paper outstanding with a weighted average interest rate of 5.92%.  We had no commercial paper outstanding at December 31, 2006.

We expect to issue long-term debt in 2007 or 2008.  To mitigate the risk of increases in market interest rates on a portion of the debt we expect to issue, in September 2007 we entered into a forward starting swap with a notional value of $200 million in order to hedge the change in cash flows associated with interest payments generated by the forecasted future issuance of long-term debt.  This transaction qualifies as a cash flow hedge in accordance with our accounting policy for derivatives.  The hedge is considered effective if the changes in the fair value of the forward starting swap are expected to offset changes in the future cash flows (i.e., changes in interest payments) attributable to fluctuations in the benchmark LIBOR swap curve interest rates.  At September 30, 2007, and during the three months then ended, the cash flow hedge did not experience any ineffectiveness.  Based on our assessment, the cash flow hedge remains effective.  As a result, at September 30, 2007, we recorded an asset of $2 million (representing the fair value of the forward starting swap), accumulated other comprehensive income of $1 million, and a deferred tax liability of $1 million.  Subsequent to the issuance of the forecasted future debt, any balance remaining in accumulated other comprehensive income will be amortized or accreted into earnings.

11.	Capital Stock

On September 29, 2006, April 27, 2007 and September 28, 2007, our Board of Directors (our “Board”) authorized three share repurchase programs for the repurchase of up to $750 million, $750 million and $1.25 billion, respectively, of common stock ($2.75 billion in aggregate).  During the nine month period ended September 30, 2007, we repurchased approximately 27 million shares of common stock at a cost of approximately $1.3 billion (approximately $13 million of these repurchases were settled in early October 2007), completing the September 29, 2006 and April 27, 2007 Board authorizations.  At September 30, 2007, we were authorized to repurchase approximately $1.25 billion of common stock under the September 28, 2007 Board authorization.

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

On September 28, 2007, our Board declared an annual cash dividend of $.04 per share to shareholders of record at the close of business on November 15, 2007.  This dividend will be paid on November 30, 2007.

12.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at September 30, 2007, the amount of dividends that may be paid to Aetna through the end of 2007 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $305 million in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $4.8 billion and $4.7 billion at September 30, 2007 and December 31, 2006, respectively.

13.	Commitments and Contingencies

Litigation and Regulatory Proceedings

Michele Cooper, et al. v. Aetna Life Insurance Company, et al.
This purported nationwide class action lawsuit (the “Cooper Case”) was filed in the United States District Court for the District of New Jersey (the “New Jersey Federal Court”) on July 30, 2007 and amended on October 19, 2007.  The plaintiffs allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) in connection with various practices related to the payment of claims for services rendered to our members by providers with whom we do not have a contract (“out-of-network providers”), resulting in increased out-of-pocket payments by our members.  The purported classes together consist of all members in substantially all of our health benefit plans who received services from out-of-network providers from 2001 to date for which we allowed less than the full amount billed by the provider.  The plaintiffs seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.  This case is similar to other actions pending in the New Jersey Federal Court and elsewhere against several of our competitors.  We intend to defend this case vigorously.

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

Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”).  We believe that the Physician Settlement Agreement, which has received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement.  In 2003, we recorded a charge of $75 million ($115 million pretax) in connection with the Physician Settlement Agreement, net of an estimated insurance receivable of $72 million pretax.  We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”).  In May 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation.  We have appealed that ruling, and the oral argument was held on September 18, 2007.  We intend to continue to vigorously pursue recovery from our third party insurers.  However, as a result of that ruling, we concluded that the estimated insurance receivable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement is no longer probable of collection for accounting purposes, and therefore, during the nine months ended September 30, 2006, we wrote-off that recoverable.  We continue to work with plaintiffs’ representatives to address the issues covered by the Physician Settlement Agreement.

Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases, including allegations of violations of the RICO.  These Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.  These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings.  We intend to defend each of these cases vigorously.

Securities Class Action Litigation
A purported class action lawsuit (the “Securities Class Action Litigation”) was filed in the United States District Court for the Eastern District of Pennsylvania on October 24, 2007 by the Southeastern Pennsylvania Transportation Authority on behalf of all purchasers of our common stock between October 27, 2005 and April 27, 2006.  The plaintiff alleges that we and three of our current or former officers and/or directors, John W. Rowe, M.D., Alan M. Bennett and Craig R. Callen (collectively, the “Defendants”), violated federal and state securities laws and applicable common law.  The plaintiff alleges misrepresentations and omissions regarding, among other things, our medical benefit ratios and our health plan pricing policies, as well as insider trading by Dr. Rowe and Messrs. Bennett and Callen.  The plaintiff seeks compensatory damages plus interest and attorneys’ fees, among other remedies.  The Defendants intend to vigorously defend this case, which is in its preliminary stages.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely pay medical claims, investment activities, patent infringement and other intellectual property litigation and other litigation in our Health Care and Group Insurance businesses.  Some of these other lawsuits are or are purported to be class actions.  We intend to defend these matters vigorously.

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and other state and federal authorities.  For example, we have received subpoenas and other requests for information from various attorneys general and various insurance and other regulators with respect to an industry wide investigation into certain insurance brokerage practices, including broker compensation arrangements, bid quoting practices and potential antitrust violations.  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the managed health care industry’s business and reporting practices, including utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements and claim payment practices (including payments to out-of-network providers).  As a leading national managed care organization, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

We are unable to predict at this time the ultimate outcome of the Cooper Case, the remaining Provider Cases, the Securities Class Action Litigation or other litigation and regulatory proceedings, and it is reasonably possible that their outcome could be material to us.

14.	Segment Information

Summarized financial information of our segments for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company
Three months ended September 30, 2007
Revenue from external customers	$6,193.1	$468.7	$54.0	$-	$6,715.8
Operating earnings (loss) (1)	488.6	38.2	9.2	(28.6)	507.4
Three months ended September 30, 2006
Revenue from external customers	$5,503.4	$449.5	$52.8	$-	$6,005.7
Operating earnings (loss) (1)	447.0	34.6	10.6	(25.9)	466.3

Nine months ended September 30, 2007
Revenue from external customers	$18,077.5	$1,405.6	$171.6	$-	$19,654.7
Operating earnings (loss) (1)	1,331.3	108.5	26.7	(83.9)	1,382.6
Nine months ended September 30, 2006
Revenue from external customers	$16,361.0	$1,391.1	$160.1	$-	$17,912.2
Operating earnings (loss) (1)	1,160.5	102.8	30.0	(69.6)	1,223.7
(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

A reconciliation of operating earnings to income from continuing operations in the Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Operating earnings	$507.4	$466.3	$1,382.6	$1,223.7
Net realized capital (losses) gains	(10.7)	10.1	(41.8)	14.2
Reduction of reserve for anticipated future losses on discontinued
products (1)	-	-	41.8	75.0
Physician class action settlement insurance-related charge (2)	-	-	-	(47.1)
Debt refinancing charge (3)	-	-	-	(8.1)
Acquisition-related software charge (4)	-	-	-	(6.2)
Income from continuing operations	$496.7	$476.4	$1,382.6	$1,251.5
(1)
We reduced the reserve for anticipated future losses on discontinued products by $41.8 million ($64.3 million pretax) and $75.0 million ($115.4 million pretax) in the nine months ended September 30, 2007 and 2006, respectively.  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited/charged to the reserve and do not affect our results of operations.  Refer to Note 15 beginning on page 16 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

(2)
As a result of a trial court’s ruling in 2006, we concluded that a $72.4 million pretax receivable from third party insurers related to certain litigation we settled in 2003 was no longer probable of collection for accounting purposes.  As a result, we wrote-off this receivable in the nine months ended September 30, 2006.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006 (refer to Note 13 beginning on page 13).

(3)
In connection with the issuance of $2.0 billion of our senior notes in 2006, we redeemed all $700 million of our 8.5% senior notes due 2041.  In connection with this redemption, we wrote-off debt issuance costs associated with the 8.5% senior notes due 2041 and recognized the deferred gain from the interest rate swaps that had hedged the 8.5% senior notes due 2041 (in May 2005, we sold these interest rate swaps; the resulting gain from which was to be amortized over the remaining life of the 8.5% senior notes due 2041).  As a result of the foregoing, we recorded an $8.1 million ($12.4 million pretax) net charge in the nine months ended September 30, 2006.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006.

(4)
As a result of the acquisition of Broadspire Disability in 2006, we acquired certain software which eliminated the need for similar software that we had been developing internally.  As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the nine months ended September 30, 2006.  This charge does not reflect the underlying business performance of Group Insurance, and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products.  Interest on the receivable is accrued at the discount rate that was used to calculate the reserve.  The offsetting payable, on which interest is similarly accrued, is reflected in continuing products.  Interest on the payable generally offsets the investment income on the assets available to fund the shortfall.  At September 30, 2007, the receivable from continuing products, net of related deferred taxes payable of $144 million on accrued interest income, was $287 million.  At December 31, 2006, the receivable from continuing products, net of related deferred taxes payable of $138 million on accrued interest income, was $315 million.  These amounts were eliminated in consolidation.

Results of discontinued products for the three months ended September 30, 2007 and 2006 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net (1)
Three months ended September 30, 2007
Net investment income	$60.1	$-	$60.1
Net realized capital gains	7.1	(7.1)	-
Interest earned on receivable from continuing products	6.5	-	6.5
Other revenue	1.8	-	1.8
Total revenue	75.5	(7.1)	68.4
Current and future benefits	79.4	(13.6)	65.8
Operating expenses	2.6	-	2.6
Total benefits and expenses	82.0	(13.6)	68.4
Results of discontinued products	$(6.5)	$6.5	$-

Three months ended September 30, 2006
Net investment income	$76.8	$-	$76.8
Net realized capital gains	7.9	(7.9)	-
Interest earned on receivable from continuing products	6.7	-	6.7
Other revenue	2.8	-	2.8
Total revenue	94.2	(7.9)	86.3
Current and future benefits	82.3	.8	83.1
Operating expenses	3.2	-	3.2
Total benefits and expenses	85.5	.8	86.3
Results of discontinued products	$8.7	$(8.7)	$-
(1)	Amounts are reflected in the Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Results of discontinued products for the nine months ended September 30, 2007 and 2006 were as follows (pretax):

		Charged (Credited)
		to Reserve for
(Millions)	Results	Future Losses	Net (1)

Nine months ended September 30, 2007
Net investment income	$228.4	$-	$228.4
Net realized capital gains	34.8	(34.8)	-
Interest earned on receivable from continuing products	20.4	-	20.4
Other revenue	15.4	-	15.4
Total revenue	299.0	(34.8)	264.2
Current and future benefits	240.1	16.3	256.4
Operating expenses	7.8	-	7.8
Total benefits and expenses	247.9	16.3	264.2
Results of discontinued products	$51.1	$(51.1)	$-

Nine months ended September 30, 2006
Net investment income	$236.2	$-	$236.2
Net realized capital gains	28.4	(28.4)	-
Interest earned on receivable from continuing products	22.1	-	22.1
Other revenue	13.9	-	13.9
Total revenue	300.6	(28.4)	272.2
Current and future benefits	249.0	14.4	263.4
Operating expenses	8.8	-	8.8
Total benefits and expenses	257.8	14.4	272.2
Results of discontinued products	$42.8	$(42.8)	$-
(1)	Amounts are reflected in the Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 2007 and December 31, 2006 were as follows: (1)

	September 30,	December 31,
(Millions)	2007	2006
Assets:
Debt securities available for sale	$2,731.1	$2,857.4
Equity securities available for sale	38.3	54.9
Mortgage loans	556.8	650.6
Investment real estate	77.0	77.8
Loaned securities	273.4	228.2
Other investments (2)	652.8	625.4
Total investments	4,329.4	4,494.3
Collateral received under securities loan agreements	280.4	236.4
Current and deferred income taxes	131.0	110.3
Receivable from continuing products (3)	431.3	452.7
Total assets	$5,172.1	$5,293.7

Liabilities:
Future policy benefits	$3,652.9	$3,771.1
Policyholders' funds	22.0	23.4
Reserve for anticipated future losses on discontinued products	1,055.4	1,061.1
Collateral payable under securities loan agreements	280.4	236.4
Other liabilities	161.4	201.7
Total liabilities	$5,172.1	$5,293.7
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)
Includes debt securities on deposit as required by regulatory authorities of $23.2 million and $22.0 million at September 30, 2007 and December 31, 2006, respectively.  These securities are considered restricted assets and were included in long-term investments on the Consolidated Balance Sheets.

(3)	The receivable from continuing products has been eliminated in consolidation.

At September 30, 2007 and December 31, 2006, net unrealized capital gains on debt securities available for sale are included in the table on page 17 in other liabilities and are not reflected in consolidated shareholders’ equity.  The reserve for anticipated future losses on discontinued products is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2007 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2006	$1,061.1
Operating income	9.6
Net realized capital gains	34.8
Mortality and other	6.7
Tax benefits	7.5
Reserve reduction	(64.3)
Reserve for anticipated future losses on discontinued products at September 30, 2007	$1,055.4

Management reviews the adequacy of the reserve for anticipated future losses on discontinued products quarterly and, as a result, $64 million ($42 million after tax) and $115 million ($75 million after tax) of the reserve was released in the nine months ended September 30, 2007, and 2006, respectively.  These releases were primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses.

Distributions on discontinued products for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Scheduled contract maturities, settlements and benefit payments	$117.8	$119.5	$353.9	$359.8
Participant-directed withdrawals	.1	.1	.2	.3

16.	Discontinued Operations

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

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2007, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 24, 2007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 36.4 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, and medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, government-sponsored plans and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at September 30, 2007 and December 31, 2006 and results of operations for the three and nine months ended September 30, 2007 and 2006.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2006 Annual Report on Form 10-K (our “2006 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Revenue:
Health Care	$6,280.4	$5,591.6	$18,322.6	$16,612.6
Group Insurance	526.2	526.8	1,602.8	1,615.1
Large Case Pensions	154.7	181.1	529.8	558.5
Total revenue	6,961.3	6,299.5	20,455.2	18,786.2
Net income	496.7	476.4	1,382.6	1,267.6
Operating earnings: (1)
Health Care	488.6	447.0	1,331.3	1,160.5
Group Insurance	38.2	34.6	108.5	102.8
Large Case Pensions	9.2	10.6	26.7	30.0
Cash flows from operations			1,406.5	1,193.0
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this Document on page 22 for a discussion of non-GAAP measures.  Refer to pages 24, 27 and 29 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our operating earnings for the three and nine months ended September 30, 2007, compared to the corresponding periods in 2006, reflect continued growth in our Health Care business.  The increase in our operating earnings primarily reflects growth in revenue from increases in membership levels and rate increases for renewing membership in 2007, as well as solid underwriting results and continued general and administrative expense efficiencies (operating expenses divided by total revenue).  We experienced membership growth in both our insured products (where we assume all or a majority of risk for medical and dental care costs) and administrative services contract products (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs).  At September 30, 2007, we served approximately 16.6 million medical members (consisting of approximately 34% insured members and 66% ASC members and including approximately .6 million members acquired in the acquisition of Schaller Anderson), 13.3 million dental members, and 10.7 million pharmacy members.

We continued to generate strong cash flows from operations in 2007.  These cash flows funded ordinary course operating activities.  We also continued our share repurchase program during the nine months ended September 30, 2007, repurchasing approximately 27 million shares of our common stock at a cost of approximately $1.3 billion.

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

On August 7, 2007, we announced that Craig R. Callen, Senior Vice President of Strategic Planning and Business Development, was leaving the Company.

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

Acquisitions
On July 31, 2007, we acquired Schaller Anderson, Incorporated (“Schaller Anderson”), a leading provider of health care management services for Medicaid plans, for approximately $535 million.

On October 1, 2007, we acquired Goodhealth Worldwide (Bermuda) Limited, a leading managing general underwriter (or underwriting agent) for international private medical insurance that offers expatriate benefits to individuals, small and medium-sized enterprises, and large multinational clients around the world.  The purchase price was not material to our financial position.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with FAS 131, “Disclosures about Segments of an Enterprise and Related Information”, and is consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements on page 15.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

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

We reexamine our previously established estimates of health care costs payable each period based on actual claim submissions and other changes in facts and circumstances.  Because of the uncertainty involved in establishing estimates of health care costs payable each period, changes in estimates of prior period health care costs may be offset by estimates of current period health care costs when we establish our estimate of current period health care costs.  When significant decreases (increases) in prior periods’ health care cost estimates occur that we believe significantly impact our current period results of operations or trends in operating ratios, we disclose that amount as favorable (unfavorable) development of prior period health care cost estimates.  Development of prior period health care cost estimates is recognized immediately if we determine that a portion of the prior period health care costs payable is no longer needed or that additions to health care costs payable are needed.  Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for health care costs payable.  We had approximately $16 million ($24 million pretax) and $29 million ($45 million pretax) of favorable development of prior period health care cost estimates for the three months ended September 30, 2007 and 2006, respectively, related primarily to the first six months of each year.  This development was recorded in the Health Care segment and is discussed in further detail in the discussion of Health Care results on page 25. We had no significant development of prior period health care cost estimates for the nine months ended September 30, 2007 or 2006.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2006 Annual Report for additional information.

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

Operating Summary for the Three and Nine Months Ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Premiums:
Commerical (1)	$4,720.9	$4,350.2	$13,831.1	$12,972.6
Medicare	634.8	469.0	1,964.0	1,334.6
Medicaid	89.7	1.1	121.6	1.1
Total premiums	5,445.4	4,820.3	15,916.7	14,308.3
Fees and other revenue	747.7	683.1	2,160.8	2,052.7
Net investment income	90.9	84.7	278.3	249.3
Net realized capital (losses) gains	(3.6)	3.5	(33.2)	2.3
Total revenue	6,280.4	5,591.6	18,322.6	16,612.6
Health care costs (2)	4,323.1	3,797.4	12,814.1	11,481.9
Operating expenses:
Selling expenses	243.1	212.0	722.6	651.2
General and administrative expenses (3)	937.1	862.6	2,693.4	2,694.9
Total operating expenses	1,180.2	1,074.6	3,416.0	3,346.1
Amortization of other acquired intangible assets	24.2	20.2	64.4	60.2
Total benefits and expenses	5,527.5	4,892.2	16,294.5	14,888.2
Income before income taxes	752.9	699.4	2,028.1	1,724.4
Income taxes	266.6	250.1	718.3	617.6
Net income	$486.3	$449.3	$1,309.8	$1,106.8
(1)	Commercial includes all medical, dental and other insured health care products except Medicare and Medicaid.
(2)
The percentage of health care costs related to capitated arrangements with primary care physicians (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 5.6% for both the three and nine months ended September 30, 2007, compared to 5.8% for both of the corresponding periods in 2006.

(3)
Includes salaries and related benefit expenses of $550.3 million and $1.6 billion for the three and nine months ended September 30, 2007, respectively, and $540.4 million and $1.6 billion, respectively, for the corresponding periods in 2006.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Net income	$486.3	$449.3	$1,309.8	$1,106.8
Net realized capital losses (gains)	2.3	(2.3)	21.5	(1.5)
Physicians class action settlement insurance-related charge (1)	-	-	-	47.1
Debt refinancing charge (2)	-	-	-	8.1
Operating earnings	$488.6	$447.0	$1,331.3	$1,160.5
(1)
As a result of a trial court’s ruling in 2006, we concluded that a $72.4 million pretax receivable from third party insurers related to certain litigation we settled in 2003 was no longer probable of collection for accounting purposes.  As a result, we wrote-off this receivable in the nine months ended September 30, 2006.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006.

(2)
In connection with the issuance of $2.0 billion of our senior notes in 2006, we redeemed all $700 million of our 8.5% senior notes due 2041.  In connection with this redemption, we wrote-off debt issuance costs associated with the 8.5% senior notes due 2041 and recognized the deferred gain from the interest rate swaps that had hedged the 8.5% senior notes due 2041 (in May 2005, we sold these interest rate swaps, the resulting gain from which was to be amortized over the remaining life of the 8.5% senior notes due 2041).  As a result of the foregoing, we recorded an $8.1 million ($12.4 million pretax) net charge in the nine months ended September 30, 2006.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006.

Operating earnings for the three and nine months ended September 30, 2007 when compared to the corresponding periods in 2006 reflect growth in premiums and fees and other revenue, improved operating expense efficiencies and higher net investment income.  The growth in premiums and fees and other revenue resulted from increases in membership levels (refer to Membership beginning on page 26) as well as rate increases for renewing membership.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums. For the three and nine months ended September 30, 2007 and 2006, our Commercial, Medicare and total MBR were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Commercial MBR	78.6%	78.6%	79.5%	79.7%
Medicare MBR	84.4%	80.7%	86.9%	85.7%
Total MBR	79.4%	78.8%	80.5%	80.2%

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

Our Commercial products continued to grow for the three and nine months ended September 30, 2007
Commercial premiums increased approximately $371 million and $859 million for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding periods in 2006.  This increase reflects premium rate increases on renewing business and an increase in membership levels.

Our Commercial MBR was 78.6% and 79.5% for the three and nine months ended September 30, 2007, respectively, and 78.6% and 79.7%, respectively, for the corresponding periods in 2006.  For the three months ended September 30, 2006 we had approximately $33 million pretax of favorable development of prior period health care cost estimates, primarily related to claims incurred in the six months ended June 30, 2006.  We had no significant development of Commercial prior period health care cost estimates for the three or nine months ended September 30, 2007 or the nine months ended September 30, 2006.

Excluding the favorable development of prior period health care cost estimates, the Commercial MBR for the three months ended September 30, 2006, was higher than the reported 78.6%.  Taking this into account, the Commercial MBR for the three months ended September 30, 2007 was lower than the corresponding period in 2006, reflecting a percentage increase in per member premiums that outpaced the percentage increase in per member health care costs.

Medicare results for the three and nine months ended September 30, 2007 reflect growth from the corresponding periods in 2006
Medicare premiums increased approximately $166 million and $629 million for the three and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006.  This increase reflects the introduction of our new private-fee-for-service Medicare plans, which were effective January 1, 2007, increases in premiums paid to us by the Centers for Medicare and Medicaid Services (“CMS”) due to higher membership levels in both our Medicare Advantage product and Medicare Part D prescription drug program (“PDP”) and rate increases by CMS.  In the three months ended September 30, 2006, we received payments from CMS representing a true-up of Medicare Advantage premium rates based on contractually specified risk adjustments.  The majority of the premium true-up related to premiums earned in the six months ended June 30, 2006.

The Medicare MBRs for the three and nine months ended September 30, 2007 were 84.4% and 86.9% compared to 80.7% and 85.7% for the corresponding periods in 2006, respectively.  For the three months ended September 30, 2007 and 2006 we had approximately $24 million and $12 million pretax, respectively, of favorable development of prior period health care cost estimates, primarily related to claims incurred in the six months ended June 30, 2007 and 2006, respectively.  We had no significant development of prior period health care cost estimates for the nine months ended September 30, 2007 or 2006.  The increase in the Medicare MBR for the three months ended September 30, 2007 compared to the corresponding period in 2006 reflects a change in our product mix as a result of the introduction of private-fee-for-service Medicare plans and the premium true-up payments we received from CMS in the three months ended September 30, 2006 (discussed above), partially offset by higher levels of favorable development of prior period health care cost estimates in 2007.  The increase in the Medicare MBR for the nine months ended September 30, 2007 compared to the corresponding period in 2006 reflects a change in our product mix as a result of the introduction of private-fee-for-service Medicare plans.

Other Sources of Revenue
Fees and other revenue increased approximately $65 million and $108 million for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding periods in 2006, reflecting growth in ASC membership and rate increases, as well as revenue from our recent acquisition of Schaller Anderson.

Net investment income increased approximately $6 million and $29 million for the three and nine months ended September 30, 2007, respectively, when compared to the corresponding periods in 2006.  The increase in net investment income for the three and nine months ended September 30, 2007 was primarily due to higher average asset levels and higher average yields on debt securities.

Net realized capital losses for the three and nine months ended September 30, 2007 were due primarily to other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 32 for additional information) partially offset by net gains on the sale of debt securities and gains on futures contracts.  Net realized capital gains for the three months ended September 30, 2006 were due primarily to net gains on the sale of debt securities and real estate gains.  Net realized capital gains for the nine months ended September 30, 2006 were due primarily to gains from derivatives partially offset by net losses on the sale of debt securities.

Membership
Health Care’s membership at September 30, 2007 and 2006 was as follows:

	2007				2006
(Thousands)	Insured	ASC	Total		Insured	ASC	Total
Medical:
Commercial	5,339	10,321	15,660		5,085	10,037	15,122
Medicare Advantage	191	-	191		124	-	124
Medicare Health Support Program (1)	-	15	15		-	18	18
Medicaid	138	609	747		7	112	119
Total Medical Membership	5,668	10,945	16,613	(2)	5,216	10,167	15,383

Consumer-Directed Health Plans (3)			980				644

Dental:
Commercial	5,156	7,270	12,426		5,022	7,196	12,218
Network Access (4)	-	838	838		-	1,178	1,178
Total Dental Membership	5,156	8,108	13,264		5,022	8,374	13,396

Pharmacy:
Commercial			9,570				9,138
Medicare PDP (stand-alone)			309				319
Medicare Advantage PDP			150				115
Total Pharmacy Benefit Management Services			10,029				9,572
Mail Order (5)			640				630
Total Pharmacy Membership			10,669				10,202
(1)	Represents members who participate in a CMS pilot program under which we provide disease and case management services to selected Medicare fee-for-service beneficiaries in exchange for a fee.
(2)	Includes approximately 575,000 Medicaid (111,000 Insured and 464,000 ASC) and 43,000 Commercial ASC members from the Schaller Anderson acquisition.
(3)	Represents members in consumer-directed health plans included in Commercial medical membership above.
(4)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(5)	Represents members who purchased medications through our mail order pharmacy operations during the third quarter of 2007 and 2006, respectively, and are included in pharmacy membership above.

Total medical and pharmacy membership at September 30, 2007 increased compared to September 30, 2006.  The increase in medical membership was primarily due to growth in our Commercial and Medicaid membership.  Growth in Medicaid membership was primarily due to our acquisition of Schaller Anderson in July 2007, leading to the expansion of our Medicaid plans.  Growth in Commercial membership was driven by membership growth within existing plan sponsors and new customers, net of lapses.  Additionally, our Medicare Advantage membership increased during the same period predominantly due to the introduction of our new private-fee-for-service Medicare plans effective January 1, 2007.

Total dental membership at September 30, 2007 decreased compared to September 30, 2006 primarily due to the loss of a customer with network access to our dental providers, which resulted in a nominal impact on fees and other revenue.

Pharmacy membership increased at September 30, 2007 compared to September 30, 2006 primarily due to growth in our pharmacy benefit management services and mail order operations.  Our pharmacy benefit management services growth was due in part to an increase in Commercial pharmacy membership reflecting strong cross selling success to existing medical plan customers.  Mail order operations reflected an increase in member utilization during this time period due to sales efforts as well as an increase in the preference by our members to use this form of delivery.

GROUP INSURANCE

Group Insurance includes primarily group life insurance products offered on an insured basis, including basic term group life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management and (iii) long-term care products that were offered primarily on an insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

Operating Summary for the Three and Nine Months Ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Premiums:
Life	$299.2	$297.5	$901.0	$956.0
Disability	122.3	99.2	359.0	298.1
Long-term care	21.6	25.9	70.0	76.9
Total premiums	443.1	422.6	1,330.0	1,331.0
Fees and other revenue	25.6	26.9	75.6	60.1
Net investment income	68.4	69.5	228.7	219.8
Net realized capital (losses) gains	(10.9)	7.8	(31.5)	4.2
Total revenue	526.2	526.8	1,602.8	1,615.1
Current and future benefits	396.7	391.4	1,220.3	1,243.8
Operating expenses:
Selling expenses	24.0	19.7	71.1	64.1
General and administrative expenses (1)	63.3	59.6	191.8	168.8
Total operating expenses	87.3	79.3	262.9	232.9
Amortization of other acquired intangible assets	1.7	1.8	5.1	3.5
Total benefits and expenses	485.7	472.5	1,488.3	1,480.2
Income before income taxes	40.5	54.3	114.5	134.9
Income taxes	9.4	14.6	26.5	35.6
Net income	$31.1	$39.7	$88.0	$99.3
(1)
Includes salaries and related benefit expenses of $46.2 million and $112.2 million for the three and nine months ended September 30, 2007, respectively, and $38.9 million and $95.4 million, respectively, for the corresponding periods in 2006.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, after tax)	2007	2006	2007	2006
Net income	$31.1	$39.7	$88.0	$99.3
Net realized capital losses (gains)	7.1	(5.1)	20.5	(2.7)
Acquisition-related software charge (1)	-	-	-	6.2
Operating earnings	$38.2	$34.6	$108.5	$102.8
(1)
As a result of the acquisition of Broadspire Disability in 2006, we acquired certain software which eliminated the need for similar software we had been developing internally.  As a result, we ceased our own software development and impaired amounts previously capitalized, resulting in a $6.2 million ($8.3 million pretax) charge to net income, reflected in general and administrative expenses for the nine months ended September 30, 2006.  This charge does not reflect the underlying business performance of Group Insurance, and therefore, we have excluded it from operating earnings for the nine months ended September 30, 2006.

The increase in operating earnings for the three months ended September 30, 2007 when compared to the corresponding period in 2006 reflects a lower group benefit ratio partially offset by higher general and administrative expenses.  Furthermore, premium revenue increased in this period due to higher premiums from disability products.  The growth in disability premiums and higher general and administrative expenses primarily related to growth in this product line.  The increase in operating earnings for the nine months ended September 30, 2007 when compared to the corresponding period in 2006 reflects a lower group benefit ratio and higher net investment income partially offset by higher general and administrative expenses.  The group benefit ratios were 89.5% and 91.8% for the three and nine months ended September 30, 2007, respectively, compared to 92.6% and 93.4% for the corresponding periods in 2006.  The decrease in our group benefit ratio for the three months ended September 30, 2007 was primarily due to a decrease in our disability group benefit ratio due to favorable experience.  The decrease in our group benefit ratio for the nine months ended September 30, 2007 was primarily due to a decrease in our life and disability group benefit ratios due to favorable experience.

Net realized capital losses for the three and nine months ended September 30, 2007 were due primarily to losses on other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 32 for additional information) partially offset by gains on futures contracts.  Additionally, for the nine months ended September 30, 2007, net realized capital losses were also partially offset by net gains on the sale of debt securities.  Net realized capital gains for the three months ended September 30, 2006 were due primarily to real estate gains and net gains on the sale of debt securities.  Net realized capital gains for the nine months ended September 30, 2006 were due primarily to real estate gains.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Premiums	$51.4	$49.9	$163.1	$151.5
Net investment income	102.8	124.1	357.9	383.0
Other revenue	2.6	2.9	8.5	8.6
Net realized capital (losses) gains	(2.1)	4.2	.3	15.4
Total revenue	154.7	181.1	529.8	558.5
Current and future benefits (1)	140.9	162.7	484.4	489.8
General and administrative expenses (2)	3.9	3.4	11.4	12.6
Reduction of reserve for anticipated future losses on discontinued products	-	-	(64.3)	(115.4)
Total benefits and expenses	144.8	166.1	431.5	387.0
Income before income taxes	9.9	15.0	98.3	171.5
Income taxes (1)	2.0	1.7	29.6	56.5
Net income	$7.9	$13.3	$68.7	$115.0

(1)
In the three months ended September 30, 2006, we reclassified tax credits primarily from our affordable housing partnership investments, which were previously recorded in deferred tax liabilities, to a component of the reserve for future losses on discontinued products.

(2)
Includes salaries and related benefit expenses of $2.9 million and $8.7 million for the three and nine months ended September 30, 2007, respectively, and $3.7 million and $10.3 million, respectively, for the corresponding periods in 2006.

	At September 30,
(Millions)	2007	2006
Assets under management: (1)
Fully guaranteed discontinued products	$4,256.1	$ 4,409.8
Experience-rated (2)	4,574.4	3,947.1
Non-guaranteed (3)	15,790.1	14,358.2
Total assets under management	$24,620.6	$ 22,715.1
(1)	Excludes net unrealized capital gains of $99.2 million and $220.5 million at September 30, 2007 and 2006, respectively.
(2)	The increase in experience-rated assets under management primarily reflects higher funds required to pay guaranteed benefits.
(3)	The increase in non-guaranteed assets under management primarily reflects investment appreciation and additional deposits.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Net income	$7.9	$13.3	$68.7	$115.0
Reduction of reserve for anticipated future losses on discontinued products (1)	-	-	(41.8)	(75.0)
Net realized capital losses (gains)	1.3	(2.7)	(.2)	(10.0)
Operating earnings	$9.2	$10.6	$26.7	$30.0

(1)
In 1993, we discontinued the sale of our fully guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly.  Changes in this reserve are recognized when deemed appropriate.  In the nine months ended September 30, 2007 and 2006, we reduced the reserve for anticipated future losses on discontinued products by $41.8 million ($64.3 million pretax) and $75.0 million ($115.4 million pretax), respectively.  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.

The decrease in operating earnings for the three and nine months ended September 30, 2007 compared to the corresponding periods in 2006 reflects lower net investment income in continuing products primarily due to lower mortgage loan equity participation income.

The reductions of the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2007 and 2006 were primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.

General account assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Scheduled contract maturities and benefit payments (1)	$85.9	$87.6	$262.6	$261.4
Contract holder withdrawals other than scheduled contract maturities
and benefit payments	15.3	177.1	29.7	198.6
Participant-directed withdrawals	1.3	4.5	3.7	15.6
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2007	2006	2007	2006
Interest deficit	$(12.5)	$(3.6)	$(7.6)	$(8.3)
Net realized capital gains	4.6	5.2	22.6	18.5
Interest earned on receivable from continuing products	4.3	4.3	13.3	14.3
Other, net	1.9	1.5	12.4	8.7
Results of discontinued products, after tax	$(1.7)	$7.4	$40.7	$33.2

Results of discontinued products, pretax	$(6.5)	$8.7	$51.1	$42.8

Net realized capital gains from bond sales and other-than-temporary
impairments, after tax (included above)	$(1.2)	$5.5	$(5.5)	$4.2

The interest deficit is the difference between interest credited to contract holders and earnings on invested assets.  The interest deficit for the three months ended September 30, 2007 increased compared to the corresponding period in 2006 primarily due to lower net investment income.

Net realized capital gains for the three and nine months ended September 30, 2007, were due primarily to gains from the sale of real estate and equity securities and net gains on the sale of debt securities partially offset by other-than-temporary impairments of debt securities due to rising interest rates (refer to Investments – Capital Gains and Losses on page 32 for additional information).  Net realized capital gains for the three months ended September 30, 2006 were due primarily to net gains on the sale of debt securities and gains on futures contracts partially offset by losses on the write-down of other investments.  Net realized capital gains for the nine months ended September 30, 2006, were due primarily to real estate gains, net gains on the sale of debt securities and equity securities partially offset by losses on the write-down of other investments.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2007 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2006	$1,061.1
Operating income	9.6
Net realized capital gains	34.8
Mortality and other	6.7
Tax benefits	7.5
Reserve reduction	(64.3)
Reserve for anticipated future losses on discontinued products at September 30, 2007	$1,055.4

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $64 million ($42 million after tax) and $115 million ($75 million after tax) of the reserve was released in the nine months ended September 30, 2007 and 2006, respectively, primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses.

Refer to Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 16 for additional information on the assets and liabilities supporting discontinued products at September 30, 2007 and December 31, 2006 as well as a discussion of the reserves for anticipated future losses on discontinued products.

INVESTMENTS

Investments disclosed in this section relate to our total portfolio (including assets supporting discontinued products and experience-rated products).

Total investments at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007			December 31, 2006
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale:
Available for use in current operations	$ 12,974.3	$ -	$ 12,974.3	$ 13,293.8	$ -	$ 13,293.8
Loaned securities	1,109.3	-	1,109.3	1,018.1	-	1,018.1
On deposit, as required by regulatory
authorities	-	561.9	561.9	-	555.0	555.0
Debt securities available for sale	14,083.6	561.9	14,645.5	14,311.9	555.0	14,866.9
Equity securities available for sale	6.5	33.6	40.1	32.8	38.3	71.1
Short-term investments	109.7	-	109.7	110.6	-	110.6
Mortgage loans	26.8	1,496.3	1,523.1	207.4	1,380.8	1,588.2
Other investments	1.9	1,317.4	1,319.3	3.0	1,247.3	1,250.3
Total investments	$ 14,228.5	$ 3,409.2	$ 17,637.7	$ 14,665.7	$ 3,221.4	$ 17,887.1

Our investment portfolio has not experienced material losses from the sub-prime lending market.

Debt and Equity Securities
Debt securities represented 83% at both September 30, 2007 and December 31, 2006 of our total invested assets and supported the following types of products:

	September 30,	December 31,
(Millions)	2007	2006
Supporting discontinued products	$3,027.7	$3,107.6
Supporting experience-rated products	1,609.0	1,672.8
Supporting remaining products	10,008.8	10,086.5
Total debt securities (1)	$14,645.5	$14,866.9
(1)
Total debt securities include “Below Investment Grade” securities of $794 million at September 30, 2007, and $925 million at December 31, 2006, of which 26% at September 30, 2007 and 23% at December 31, 2006 supported discontinued and experience-rated products.

Debt securities reflect net unrealized capital gains of $103 million (comprised of gross unrealized capital gains of $286 million and gross unrealized capital losses of $183 million) at September 30, 2007 compared with net unrealized capital gains of $276 million (comprised of gross unrealized capital gains of $415 million and gross unrealized capital losses of $139 million) at December 31, 2006.  Of the net unrealized capital gains at September 30, 2007, $73 million related to assets supporting discontinued products and $21 million related to experience-rated products.  Of the net unrealized capital gains at December 31, 2006, $142 million related to assets supporting discontinued products and $52 million related to experience-rated products.

Equity securities reflect gross unrealized capital gains of $1 million at September 30, 2007 and $6 million at December 31, 2006.

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

At September 30, 2007 and December 31, 2006, we had no individually material unrealized losses on debt or equity securities which could have a material impact on our results of operations.

Capital Gains and Losses
For the three and nine months ended September 30, 2007, net realized capital losses were $17 million ($11 million after tax) and $64 million ($42 million after tax), respectively.  Included in net realized capital losses for the three and nine months ended September 30, 2007 were $22 million ($15 million after tax) and $93 million ($61 million after tax), respectively, of other-than-temporary impairment charges on debt securities that were in an unrealized loss position due to interest rate increases rather than unfavorable changes in the credit quality of such securities.  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Investment Securities in our 2006 Annual Report for more information.  For the three and nine months ended September 30, 2006, net realized capital gains were $16 million ($10 million after tax) and $22 million ($14 million after tax), respectively.  There were no significant investment write-downs from other-than-temporary impairments during the three or nine months ended September 30, 2006.  We had no individually material realized losses on debt or equity securities that materially impacted our results of operations during the three or nine months ended September 30, 2007 or 2006.

Mortgage Loans
Our mortgage loan investments supported the following types of products at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(Millions)	2007	2006
Supporting discontinued products	$ 556.8	$ 650.6
Supporting experience-rated products	250.6	304.3
Supporting remaining products	715.7	633.3
Total mortgage loans	$ 1,523.1	$ 1,588.2

The mortgage loan portfolio balance represented 9% of our total invested assets at September 30, 2007 and December 31, 2006.  There were no material problem, restructured or potential problem loans included in mortgage loans at September 30, 2007 or December 31, 2006.  There were no specific impairment reserves on these loans at September 30, 2007 or December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Generally, we meet our operating requirements by maintaining appropriate levels of liquidity in our investment portfolio and using overall cash flows from premiums and income received on investments. We monitor the duration of our portfolio of debt securities (which is highly marketable) and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, operating expenses and share repurchases.

Presented in the table below is a condensed statement of cash flows for the nine months ended September 30, 2007 and 2006.  We present net cash flows used for operating activities of continuing operations and net cash flows provided by investing activities separately for our Large Case Pensions segment, because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2007	2006
Cash flows from operating activities
Health Care and Group Insurance (including corporate interest)	$1,683.6	$1,378.3
Large Case Pensions	(277.1)	(235.0)
Net cash provided by operating activities of continuing operations	1,406.5	1,143.3
Discontinued Operations	-	49.7
Net cash provided by operating activities	1,406.5	1,193.0

Cash flows from investing activities
Health Care and Group Insurance	(833.0)	(403.2)
Large Case Pensions	259.6	349.6
Net cash used for investing activities	(573.4)	(53.6)

Net cash used for financing activities	(582.5)	(1,117.7)
Net increase in cash and cash equivalents	$250.6	$21.7

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.7 billion for the nine months ended September 30, 2007 and $1.4 billion for the nine months ended September 30, 2006.  Cash flows for the nine months ended September 30, 2007 and 2006 include payments of approximately $45 million and $245 million pretax, respectively, for voluntary contributions to our tax-qualified pension plan.  Cash flows for the nine months ended September 30, 2006 also reflect the receipt of approximately $50 million, resulting from the completion of certain Internal Revenue Service audits associated with businesses previously sold by our former parent company (refer to Note 16 of Condensed Notes to Consolidated Financial Statements on page 19 for additional information).

During the nine months ended September 30, 2007 and 2006, we used approximately $535 million and $160 million, respectively, on acquisitions to enhance our existing product capabilities and future growth opportunities.  This use of cash was reported as cash flows used in investing activities.

We repurchased approximately 27 million shares of common stock at a cost of approximately $1.3 billion (approximately $13 million of these repurchases were settled in early October 2007) during the nine months ended September 30, 2007 and 52 million shares of common stock at a cost of approximately $2.0 billion (approximately $59 million of these repurchases were settled in early October 2006) during the nine months ended September 30, 2006.  At September 30, 2007, the capacity remaining under our share repurchase program was approximately $1.25 billion.  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements on page 13 for more information.

On September 28, 2007, our Board declared an annual cash dividend of $.04 per common share payable to shareholders of record on the close of business on November 15, 2007.  The dividend will be paid on November 30, 2007.  Our Board reviews our common stock dividend annually.  Among the factors considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

Other Liquidity Information
Our long-term debt at September 30, 2007 consisted of $450 million of 5.75% senior notes due 2011, $450 million of 7.875% senior notes due 2011, $750 million of 6.0% senior notes due 2016, and $800 million of 6.625% senior notes due 2036.

We have significant short-term liquidity supporting our businesses.  Our committed short-term borrowing capacity consists of a $1 billion credit facility which terminates in January 2012 and a one-year credit program for certain of our subsidiaries with a borrowing capacity of up to $45 million.  The $1 billion revolving credit facility also provides for the issuance of letters of credit at our request, up to $150 million, which count as usage of the available commitments under the facility.  The credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $1.35 billion upon our agreement with one or more financial institutions.  At September 30, 2007, $533 million ($535 million principal amount) of our commercial paper program was outstanding.  The maximum amount of short-term borrowings outstanding during the nine months ended September 30, 2007 was $577 million.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 24% at September 30, 2007.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 12 for additional information on our short-term and long-term debt.

After tax interest expense was $29 million and $84 million for the three and nine months ended September 30, 2007, respectively, compared to $26 million and $70 million for the corresponding periods in 2006.  The increase in interest expense for the three months ended September 30, 2007 compared to the corresponding period in 2006 was due to higher average commercial paper levels.  The increase in interest expense for the nine months ended September 30, 2007 compared to the corresponding period in 2006 related to higher overall average long-term debt levels as a result of our issuance of $2.0 billion in senior notes in June 2006 and higher interest rates on commercial paper.

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

Ratings
At October 25, 2007 the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations (“Rating Agencies”) were as follows:

	A.M. Best	Fitch	Moody's Investors Service	Standard & Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper) (1)	AMB-2	F1	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A+
(1)	The stated outlook from all Rating Agencies for the senior debt and financial strength ratings of Aetna Inc. and ALIC, respectively, is stable.

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

Medicare
In addition, the U.S. House of Representatives and U.S. Senate also are currently considering reducing Medicare Advantage funding and/or reducing or capping the rates paid to us and other providers of private-fee-for-service and other Medicare Advantage plans.

Medicaid
Medicaid premiums are paid by each state and differ from state to state.  The federal government and the states in which we have Medicaid business are presently considering proposals and legislation that would implement certain Medicaid reforms or redesigns, including changes to reimbursement or payment levels or eligibility criteria.  Future levels of Medicaid funding and premium rates may be affected by continuing government efforts to contain health care costs and may be further affected by state and federal budgetary constraints.  In addition, our Medicaid contracts with states are subject to cancellation by the state after a short notice period without cause or in the event of unavailability of state funds.

Refer to Regulatory Environment in our 2006 Annual Report for additional information on the regulation of our business.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The Forward-Looking Information/Risk Factors portion of our 2006 Annual Report contains a discussion of important risk factors related to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have no material changes in our exposures to market risk since December 31, 2006.  Refer to Risk Management and Market-Sensitive Instruments in our 2006 Annual Report for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2007 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The information contained in Note 13 of Condensed Notes to Consolidated Financial Statements, which begins on page 13 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended September 30, 2007:

Issuer Purchases Of Equity Securities
			Total Number	Approximate Dollar
			of Shares	Value of Shares
			Purchased	That May
	Total Number of	Average Price	of Publicly Announced	Yet Be Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
July 1, 2007 - July 31, 2007	.6	$48.77	.6	$686.6
August 1, 2007 - August 31, 2007	9.7	49.24	9.7	209.0
September 1, 2007 - September 30, 2007	4.0	51.70	4.0	1,250.0
Total	14.3	$49.92	14.3	N/A

On April 27, 2007 and September 28, 2007, we announced that our Board authorized two share repurchase programs for the repurchase of up to $750 million and $1.25 billion, respectively, of common stock ($2.0 billion in the aggregate).  During the three months ended September 30, 2007, we repurchased approximately 14 million shares of common stock at a cost of approximately $716 million (approximately $13 million of these repurchases were settled in early October), completing the April 27, 2007 Board authorization.  At September 30, 2007, we were authorized to repurchase up to approximately $1.25 billion of common stock under the September 28, 2007 Board authorization.

Item 5.	Other Information

Aetna’s 2008 Annual Meeting of Shareholders (the “2008 Annual Meeting”) is currently scheduled to be held on May 30, 2008.  As previously disclosed in our 2007 proxy statement, shareholder proposals must be received by Aetna’s Corporate Secretary at Aetna’s principal executive offices on or before November 21, 2007 in order to be considered for inclusion in our proxy statement for the 2008 Annual Meeting under SEC Rule 14a-8 under the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, in order for a shareholder proposal made outside of SEC Rule 14a-8 to be considered timely for purposes of SEC Rule 14a-4(c) under the Exchange Act and under Section 1.02(c) of Aetna’s By-Laws, such proposal must be received by Aetna’s Corporate Secretary at Aetna’s principal executive offices on or before March 1, 2008.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material contracts

10.1	Letter agreement dated August 6, 2007 between Aetna Inc. and Craig R. Callen.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements which begins on page 8 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 24, 2007 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: October 25, 2007	By /s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material contracts

10.1	Letter agreement dated August 6, 2007 between Aetna Inc. and Craig R. Callen.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 24, 2007 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic