Form 10-K
period 2007-12-31
AETNA INC /PA/
filed 2008-02-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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
                                                                                                                                                                                     ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                ☐ Yes  ☑ No

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was $24.6 billion.

There were 496.6 million shares of voting common stock with a par value of $.01 outstanding at January 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The 2007 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein.  The definitive proxy statement related to Aetna Inc.’s 2008 Annual Meeting of Shareholders, to be filed on or about April 21, 2008 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I

Item 1.  Business

We are one of the nation’s leading diversified health care benefits companies, serving approximately 36.7 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, and medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

We are dedicated to helping people achieve health and financial security by providing easy access to safe, cost-effective, quality health care and protecting their finances against health-related risks.  We seek to achieve superior customer satisfaction through innovative products, comprehensive health and related benefits choices, effective service and easy-to-understand information.

The health insurance and related benefits industry continues to experience significant change. Employers, consumers and the federal and state governments have increased their focus on health care costs, which continue to drive changes in the structure of health insurance and related benefits products and services.  Product features continue to evolve that are directed at containing rising health care costs, enhancing access to quality health care services and giving members greater control and responsibility in directing their benefit dollars.  For employer-based health coverage, employers are continuing to require covered employee members to assume a greater portion of the cost of their health care and/or coverage. These economic factors and greater consumer awareness are leading to increased popularity of products that offer flexibility in design features such as deductibles and co-payments, health savings accounts, more consumer choice of health care providers and quality-based physician networks.  The industry is also subject to other forces including federal and state legislative and regulatory reforms, advances in pharmaceutical and medical technology, the increasing convergence of health and wealth considerations and industry consolidation.  All of these factors can affect the competitiveness of product and service offerings, the range of industry competitors and the bases of competition.

We believe that these factors will exist for some time and will drive a continuing evolution in the health insurance and related benefits industry.  We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customer markets and have done so through organic growth and acquisitions.  Over the last five years, this focus has led to the introduction of new products, such as our Personal Health Record (which provides members with online access to personal information to help them make better informed decisions about their health care), Aetna Health ConnectionsSM, Health Savings Account (“HSA”) and Aetna HealthFund® plans (consumer-directed health plans that combine traditional health plan and/or dental coverage, subject to a deductible, with an accumulating benefit account), Medicare Part D prescription drug plans, and private fee-for-service Medicare plans (“PFFS”).  We continue to develop and enhance our existing products, such as our AexcelSM physician networks, which are comprised of specialist providers who have demonstrated effectiveness in the delivery of care based on measures of clinical performance and efficiency.  We are also expanding our transparency initiative by utilizing our Aetna Navigator on-line tool to give our members access to physician-specific cost, clinical quality and efficiency information in select markets.

During 2007, we continued to invest in the development of our business by acquiring companies that support our strategy as well as continuing to introduce or enhance our own new products and services.  We expanded our Health Care product offerings by acquiring a leading provider of health care management services for Medicaid plans and a leading managing general underwriter (or underwriting agent) for international private medical insurance that offers expatriate benefits to individuals, small and medium enterprises, and large multinational clients around the world.  More details about these acquisitions are included in Note 3 on page 54 of Notes to Consolidated Financial Statements of the Annual Report which is incorporated herein by reference.

During 2007, our emphasis on introducing, developing and enhancing new products and services through organic growth and acquisitions led to the expansion and diversification of both the geographic reach of our operations and the customer markets we serve.  Our significant expansions and diversifications during 2007 included:

•	expanding our individual and small group marketing into additional states;
•	expanding our capabilities to serve Government and labor customers;
•	expanding our Medicaid offerings to a total of 10 states, mostly through acquisition;
•	expanding our capabilities to serve retirees, particularly through our relationships with AARP and the HR Policy Association and our enhanced individual and group Medicare offerings; and
•	expanding our expatriate offerings and global capabilities and reach, also through acquisition.

As we enhance our product capabilities and geographic presence, we continually evaluate acquisitions and other transactions that present strategic growth opportunities.

Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
We derive our revenues primarily from premiums earned on insured products (i.e., arrangements under which we assume all or a majority of the financial risk for health care costs or other risks covered by the plan, hereinafter referred to as “Insured”), fees (comprised of administrative services contract (“ASC”) and other fees), investments and other revenue.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 19 of Notes to Consolidated Financial Statements beginning on pages 2 and 76, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue and profit information for each of our business segments. The following is a description of each of our business segments.

Health Care
Products and Services
Health Care products consist of medical, pharmacy benefits management, dental and vision plans offered on both an Insured basis and an employer-funded basis (i.e., arrangements under which the employer or other plan sponsor under an ASC assumes all or a majority of the financial risk for health care costs or other risks covered by the plan).  Medical products include point of service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans.  Medical products also include HSAs and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer Medicare and Medicaid products and services and specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider networks in select markets.

Our principal products and services are targeted specifically to small, mid-sized and large multi-site national employers.  We also serve individual insureds, expatriates and, in certain markets, Medicare and Medicaid beneficiaries.  Medicare and Medicaid products and services are categorized separately from our other Health Care products and services, which we refer to as Commercial.

The primary Commercial products we offer are POS, PPO, HMO and indemnity plans.  We also offer other products and services.  Our other Commercial products and services include:

ActiveHealth Management
Through the use of our patented Care Engine® system, our ActiveHealth Management business provides evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others.

Personal Health Record
Our Personal Health Record provides members with online access to personal information, including individual personalized messages and alerts, detailed health history based on available claims data and voluntarily submitted information and integrated information and resources to help members make informed decisions about their health care.

Network Access
We also maintain a regional health care network with operations in Michigan, Colorado and other states.  We provide access to this network to a broad range of customers, including other health plans and employers, for a fee.

Stop Loss
We offer stop loss insurance coverage for certain employers.  Under this product, we assume the costs associated with large individual claims and/or aggregate loss experience within the employer’s plan above a pre-set annual threshold.

Pharmacy
We offer pharmacy benefit management and specialty and mail order pharmacy services to our members.  Our pharmacy fulfillment services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®.  ASP compounds and dispenses specialty medications and offers disease management programs associated with certain specialty medications.  Specialty medications are generally injectable or infused medications that may not be readily available at local pharmacies.  Aetna Rx Home Delivery® complements ASP by offering a mail order prescription drug service.  Our pharmacy operations are located primarily in Missouri and Florida.

Behavioral Health
Our behavioral health products provide members who experience mental health issues with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs.

Other Commercial Products and Services
We offer a variety of other health care coverage products either as supplements to health products or as stand-alone products.  Such products, which may be offered on an Insured or an ASC basis, include indemnity and managed dental plans and vision programs.  We are one of the nation’s largest providers of dental coverage, based on membership at December 31, 2007.

In addition to Commercial health products, in select markets we also offer HMO, PPO, PFFS and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized State Children’s Health Insurance Programs (“SCHIP”).  SCHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. Our Medicare and Medicaid products include:

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO and PPO plans for Medicare-eligible individuals in certain geographic areas through the Medicare Advantage program.  Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other non-Medicare services.  As a result of the changes in Medicare resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003, we continue to expand our Medicare Advantage program into select markets.  We offered these plans in 205 counties in 16 states and Washington, D.C. in 2007 and are expanding to 214 counties in 18 states and Washington, D.C. in 2008.

We are a national provider of the Medicare Part D Prescription Drug Program (“PDP”) in all 50 states to both individuals and employer groups.  All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan.  Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment.

We offer PFFS in select markets for individuals and nationally for employer groups.  PFFS complements our PDP product, forming an integrated national fully insured Medicare product.

Medicaid and SCHIP
Through primarily annual contracts with states, we offer healthcare management services for Medicaid-eligible individuals on an ASC and Insured basis.  We significantly expanded our Medicaid offerings in 2007 by acquiring Schaller Anderson, Incorporated (refer to Note 3 of Notes to Consolidated Financial Statements, on page 54 of the Annual Report, which is incorporated herein by reference).

We participate on an Insured basis in an SCHIP contract in Pennsylvania and an SCHIP contract in Texas, and provide administrative services in connection with a hospital-based SCHIP contract in Texas. We now offer ASC Medicaid services in 8 states and Insured Medicaid services in 4 states.

Provider Networks
We contract with physicians, hospitals and other health care providers for services provided to our health plan members and the members of our customers.  The providers who participate in our networks are independent contractors and are neither our employees nor our agents, except for providers who work in our mail-order and specialty pharmacy facilities.

We use a variety of techniques designed to help encourage appropriate utilization of health care resources and maintain affordability of quality coverage.  In addition to contracts with health care providers for negotiated rates of reimbursement, these techniques include the development and implementation of guidelines for the appropriate utilization of health care resources and providing health care providers with data in order to help them improve consistency and quality.  We also offer, directly or in cooperation with third parties, our Aetna Health ConnectionsSM disease management program, which addresses 30 chronic conditions, including asthma, diabetes, congestive heart failure and lower back pain.

At December 31, 2007, we had extensive nationwide provider networks of more than 820,000 participating health care providers, including over 478,000 primary care and specialist physicians and over 4,700 hospitals.

PCPs
We compensate primary care physicians (“PCPs”) on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas.  In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule.  Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member. During 2007 we continued to eliminate or reduce the use of capitation arrangements in many areas.  The percentage of health care costs related to capitation arrangements was 5.5% for the year ended December 31, 2007 compared to 5.9% and 7.9% for the years ended December 31, 2006 and 2005, respectively.

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

Our medical plans generally require notification of elective hospital admissions, and we monitor the length of hospital stays.  Physicians who participate in our networks generally admit their HMO and POS patients to participating hospitals using referral procedures that direct the hospital to contact our patient management unit, which confirms the patient’s membership status while obtaining pertinent data.  This unit also assists members and providers with related activities, including, if necessary, the subsequent transition to the home environment and home care.  Case management assistance for complex cases is provided by a special case unit.

Other Providers
Laboratory, imaging, urgent care and other freestanding health facility providers are generally paid under fee-for-service arrangements.

Quality Assessment
We seek accreditation for most of our HMO plans from the National Committee for Quality Assurance (“NCQA”), a national organization established to review the quality and medical management systems of health care plans.  NCQA accreditation is a nationally recognized standard.  At December 31, 2007, approximately 99% of our HMO members participated in HMOs that had received accreditation by the NCQA.

We also seek accreditation and certification for our PPO-based and other products from NCQA and URAC, national organizations founded to establish standards for the health care industry.  Purchasers and consumers look to URAC’s and NCQA’s accreditation and certification as an indication that a health care organization has the necessary structures and processes to promote high quality care and preserve patient rights.  In addition, regulators in over half of the states recognize URAC’s and NCQA’s accreditation and certification standards in the regulatory process.  Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna that offers our PPO-based products, has received NCQA PPO Full Accreditation through December 11, 2010.  ALIC also has received NCQA Utilization Management Certification through March 6, 2008 and NCQA Credentials Verification Organization Certification through January 29, 2009.  Certain of our other subsidiaries, in addition to our HMOs, have additional NCQA and/or URAC accreditations.

Our quality assessment programs for contracted providers who participate in our networks begin with the initial review of health care practitioners.  Practitioners’ licenses and education are verified, and their work history is collected by us or in some cases by the practitioner’s affiliated group or organization.  Our credentialing and recredentialing practices are in accordance with applicable URAC and NCQA requirements and state and federal regulations.  We generally require participating hospitals to be certified by CMS or accredited by the Joint Commission or the American Osteopathic Association.

We also offer quality and outcome measurement programs, quality improvement programs and health care data analysis systems to providers and purchasers of health care services.

Principal Markets and Sales
Our medical membership generally is dispersed throughout the United States, although we serve a limited number of members in countries outside the United States.  We offer a broad range of traditional and consumer-directed health insurance products and related services, many of which are available in all 50 states.  Depending on the product, we market to a range of customers including employer groups (small, mid-sized and large multi-site national accounts), individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by geographic region and funding arrangement at December 31, 2007, 2006 and 2005:

	2007			2006			2005
(Thousands)	Risk	ASC	Total	Risk	ASC	Total	Risk	ASC	Total
Northeast	1,154	1,471	2,625	1,159	1,443	2,602	1,205	1,365	2,570
Mid-Atlantic	1,074	1,767	2,841	1,007	1,642	2,649	1,122	1,505	2,627
Southeast	949	1,726	2,675	906	1,681	2,587	894	1,565	2,459
North Central	783	2,271	3,054	571	2,284	2,855	542	2,173	2,715
Southwest	669	1,880	2,549	655	1,719	2,374	596	1,554	2,150
West	987	1,852	2,839	811	1,364	2,175	748	1,312	2,060
Other	133	137	270	124	67	191	109	65	174
Total medical membership	5,749	11,104	16,853	5,233	10,200	15,433	5,216	9,539	14,755

Additional information on Health Care’s membership is included in the “Membership” section of the MD&A, on page 8 of the Annual Report, which is incorporated herein by reference.

We market both Insured and ASC products and services primarily to employers that sponsor our products (or “plan sponsors”) for the benefit of their employees and their employees’ dependents.  Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period.  Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer.  Some Health Care products are sold on a fully employee-paid basis.  In some cases, we bill the covered individual directly.  We also sell Insured plans directly to individual consumers in a number of states.

We sell Insured Medicare coverage on an individual basis as well as through employer groups to their retirees.  Medicaid and SCHIP members are enrolled on an individual basis.

Health Care products are sold through our sales personnel, as well as independent brokers, agents and consultants who assist in the production and servicing of business.  For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales.  We pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us.  We support our marketing and sales efforts with an advertising program that may include television, radio, billboards and print media, supplemented by market research and direct marketing efforts.

Pricing
For Commercial Insured plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period, typically for a duration of one year.  We use prospective rating methodologies in determining the premium rates charged to the majority of employer groups, and we also use retrospective rating methodologies for some groups.  Premium rates for customers with more than 125 employees generally take into consideration the individual plan sponsor’s historical and anticipated claim experience.  Some states may prohibit the use of one or more of these rating methods for some customers, such as small employer groups, or all customers.

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

Under retrospective rating, we determine a premium rate at the beginning of the policy period.  After the policy period has ended, the actual claim and cost experience is reviewed.  If the experience is favorable (i.e., actual claim costs and other expenses are less than expected), we may issue a refund to the plan sponsor.  If the experience is unfavorable, we may, in certain instances, recover the resulting deficit through contractual provisions or consider the deficit in setting future premium levels. We may not recover the deficit if a plan sponsor elects to terminate coverage.  Retrospective rating may be used for Commercial Insured plans that cover more than 300 lives.

We have Medicare Advantage and PDP contracts with CMS to provide HMO, PPO, PFFS and prescription drug coverage to Medicare beneficiaries in certain geographic areas.  Under these annual contracts, CMS pays us a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors.  CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium.  Our PDP contracts also provide a risk sharing arrangement with CMS to limit our exposure to unexpected expenses.  Amounts payable under the Medicare arrangements are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis.  In addition to payments received from CMS, most of our Medicare Advantage products and all of our PDP products require a supplemental premium to be paid by the member or sponsoring employer.  In some cases these supplemental premiums are adjusted based on the member’s income and asset levels.  Compared to commercial products, Medicare contracts generate higher per member per month revenues and medical expenses.

Under our Insured Medicaid contracts with states, government agencies pay us fixed monthly rates per member that vary by state, line of business and demographics, and we arrange, pay for and manage health care services provided to Medicaid beneficiaries.  These rates are subject to change by each state, however CMS requires these rates to be actuarially sound.  We also receive fee income from our clients where we provide services under ASC Medicaid contracts.  Our ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain performance guarantees regarding reduction of the claim expenses incurred by the plan sponsor.  Under these guarantees, we are financially at risk if the conditions of the arrangements are not met.  Payments to us under each of these Medicaid contracts are subject to the annual appropriation process in the applicable state.

We also serve a variety of federal government employee groups under the Federal Employees Health Benefit Program under HMO and consumer-directed plans.  Premium rates are subject to federal government review and audit, which can result and have resulted in retroactive and prospective premium adjustments.

Our ASC plans are generally for a period of one year.  Some of our ASC contracts include performance guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain performance guarantees that claim expenses to be incurred by plan sponsors will fall within a specified range.  Under these guarantees, we are financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is typically 10% - 30% of fees paid by the customer involved.

Competition
The health care industry is highly competitive, primarily due to a large number of competitors, our competitors’ marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the market.  New entrants into the marketplace as well as significant consolidation within the industry have contributed to the competitive environment.

We believe that the significant factors that distinguish competing health plans are perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability, geographic scope of provider networks, providers available in such networks, and quality of member support and care management programs.  We believe that we are competitive on each of these factors.  Our ability to increase the number of persons covered by our plans or to increase our revenues is affected by our ability to differentiate ourselves from our competitors on these factors.  In addition, our ability to increase the number of persons enrolled in our Insured products is affected by the desire and ability of employers to self fund their health coverage.  Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Our Insured products compete with local and regional health care benefits plans, in addition to health care benefits and other plans sponsored by other large commercial health benefit insurance companies and Blue Cross/Blue Shield plans.  Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit providers), integrated health care delivery organizations, and, for certain plans, programs sponsored by the federal or state governments.

Our ASC plans compete primarily with other large commercial health benefit insurance companies, Blue Cross/Blue Shield plans and third party administrators.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Health Care’s business and our statements concerning future events is included in the “Outlook for 2008” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 30 of the Annual Report, respectively, which are incorporated herein by reference.

Group Insurance
Principal Products
Group Insurance products consist primarily of the following:

•
Life Insurance Products consist principally of renewable group term life insurance coverage, the amounts of which may be fixed or linked to individual employee wage levels.  We also offer basic, supplemental or voluntary spouse and dependent term life coverage, and group universal life and accidental death and dismemberment coverage.  We offer life products on an Insured basis.

•
Disability Insurance Products provide employee income replacement benefits for both short-term and long-term disability.  We also offer disability products with additional case management features.  Similar to Health Care products, we offer disability benefits on both an Insured and employer-funded basis.  We also provide absence management services, including short-term and long-term disability administration and leave management, to employers.

•
Long-Term Care Insurance Products provide benefits to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities.  Long-term care benefits were offered primarily on an Insured basis.  The product was available on both a service reimbursement and disability basis.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

Group Insurance members may utilize more than one of our products, and multi-product cases have been counted in membership totals for each applicable product.

Principal Markets and Sales
We offer our Group Insurance products in 49 states (Group Insurance products will be offered in New Mexico in 2008) as well as the District of Columbia, Guam, Puerto Rico, the United States Virgin Islands and Canada.  Depending on the product, we market to a range of customers from small employer groups to large, multi-site and/or multi-state employer programs.

We market Group Insurance products and services primarily to employers that sponsor our products for the benefit of their employees and their employees’ dependents.  Frequently, employers offer employees a choice of benefits, from which the employee makes his or her selection during a designated annual open enrollment period.  Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage, as determined by the employer.  Some Group Insurance products are sold directly to employees of employer groups on a fully employee-paid basis.  In some cases, we bill the covered individual directly.

Group Insurance products are sold through our sales personnel, as well as independent brokers, agents and consultants who assist in the production and servicing of business.  For large plan sponsors, independent consultants and brokers are frequently involved in employer plan selection decisions and sales.  We pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us.  We support our marketing and sales efforts with an advertising program that may include television, radio, billboards and print media, supplemented by market research and direct marketing efforts.

Pricing
For Insured Group Insurance plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period.  We use prospective and retrospective rating methodologies to determine the premium rates charged to employer groups.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period.   We cannot recover unanticipated increases in mortality or morbidity costs in the current policy period; however, we may consider prior experience for a product in aggregate or a specific customer, among other factors, in determining premium rates for future policy periods.

Under retrospective rating, we determine a premium rate at the beginning of the policy period.  After the policy period has ended, the actual claim and cost experience is reviewed.  If the experience is favorable (i.e., actual claim costs and other expenses are less than expected), we may issue a refund to the plan sponsor.  If the experience is unfavorable, we consider the deficit in setting future premium levels, and in certain circumstances, we may recover the deficit through contractual provisions such as offsets against refund credits that develop for future policy periods.  However, we may not recover the deficit if a plan sponsor elects to terminate coverage.  Retrospective rating is most often used for Insured employer funded plans that cover more than 3,000 lives and pay more than $500,000 in annual premiums.

Competition
For the group insurance industry, we believe that the significant factors that distinguish competing companies are cost, quality of service, comprehensiveness of coverage, and product array and design.  We believe we are competitive on each of these factors.  The group life market remains highly competitive.

Reinsurance
We currently have several reinsurance agreements with nonaffiliated insurers that relate to both group life and long-term disability products, although these agreements do not reduce our exposure to life insurance claims resulting from terrorist attacks or other extreme events.  Most reinsurance arrangements are quota share treaties (where a percentage of the insured claims are subject to reinsurance) on large, in force customers and are established on a case by case basis, but our current agreements also cover closed blocks of business and cancelled cases.  We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

Group Life Insurance In Force and Other Statistical Data
The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)	2007	2006	2005
In force, end of year	$461,952	$438,303	$559,979
Terminations (lapses and all other)	$67,793	$184,154	$64,768
Number of policies and contracts in force, end of year:
Group Life Contracts (1)	21,963	19,813	18,292
Group Conversion Policies (2)	20,439	21,405	22,277
(1)	Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.
(2)	Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Group Insurance’s business and our statements concerning future events is included in the “Outlook for 2008” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 30, respectively, of the Annual Report, which are incorporated herein by reference.

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

In 1993, we discontinued our fully guaranteed Large Case Pensions products.  Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements beginning on page 78 in the Annual Report.  We do not actively market our other Large Case Pensions products, but continue to manage the run-off of existing business.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Large Case Pensions’ business and our statements concerning future events is included in the “Outlook for 2008” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 30, respectively, of the Annual Report, which are incorporated herein by reference.

Other Matters

Access to Reports
Our reports to the United States Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, are available without charge on our website at http://www.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC.  The information on our website is not incorporated by reference in this Form 10-K.  Copies of these reports are also available, without charge, from Aetna’s Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.

Regulation
Information regarding significant regulations affecting us is included in the “Regulatory Environment” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 24 and 30, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
The patent on our CareEngine® expires in 2021.  We own the trademarks Aetna®, Aetna Rx Home Delivery® and CareEngine®, together with the corresponding Aetna design logo.  We consider our CareEngine® and these trademarks and our other trademarks and trade names important in the operation of our business.  However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Ratings
Information regarding our ratings is included in the “Ratings” section of the MD&A, on page 17 of the Annual Report, which is incorporated herein by reference.

Miscellaneous
We had approximately 35,200 employees at December 31, 2007.

The federal government is a significant customer of both the Health Care segment and the Company.  Premiums and fees and other revenue paid by the federal government accounted for approximately 15% of the Health Care segment’s revenue and 14% of our total consolidated revenue in 2007.  Contracts with CMS for coverage of Medicare-eligible individuals accounted for 69% of our federal government premiums and fees and other revenue, with the balance coming from federal employee related benefit programs.  No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2007.  Our segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments.  Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 76 of the Annual Report, which is incorporated herein by reference, regarding segment information.

Item 1A.  Risk Factors

The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 30 of the Annual Report, is incorporated herein by reference.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal office is a building complex located at 151 Farmington Avenue, Hartford, Connecticut that is approximately 1.7 million square feet in size.  Our principal office is used by all of our business segments.  We also own or lease other space in the greater Hartford area; Blue Bell, Pennsylvania; and various field locations in the United States and several foreign countries.  Such properties are primarily used by our Health Care segment.  We believe our properties are adequate and suitable for our business as presently conducted.

The foregoing does not include numerous investment properties that we hold in our general and separate accounts.

Item 3.  Legal Proceedings

The information contained under Litigation and Regulatory Proceedings in Note 18 of Notes to Consolidated Financial Statements, which begins on page 74 of the Annual Report, is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Aetna’s Chairman is elected by Aetna’s Board of Directors (the “Board”) and all of Aetna’s other executive officers listed below are appointed by the Board at its Annual Meeting, and such persons hold office until the next Annual Meeting of the Board or until their successors are elected or appointed.  None of these officers has a family relationship with any other executive officer or Director.  In addition, there exist no arrangements or understandings, other than those with Directors or officers acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Executive Officer	Position*	Age *

Ronald A. Williams	Chairman and Chief Executive Officer	58

Mark T. Bertolini	President	51

Joseph M. Zubretsky	Executive Vice President and Chief Financial Officer	51

Troyen A. Brennan, M.D.	Senior Vice President and Chief Medical Officer	53

William J. Casazza	Senior Vice President and General Counsel	52

*As of February 29, 2008

Executive Officers’ Business Experience During Past Five Years

Ronald A. Williams became Chairman on October 1, 2006, has served as Chief Executive Officer since February 14, 2006 and served as President from May 27, 2002 to July 24, 2007.  Mr. Williams is a Director of American Express Company (financial services) and is a trustee of The Conference Board.  He also serves on the Dean’s Advisory Council at the Massachusetts Institute of Technology and is a member of MIT’s Alfred P. Sloan Management Society.

Mark T. Bertolini became President on July 24, 2007 having served as Executive Vice President and Head of Business Operations since May 3, 2007.  Prior to that, he had served as Executive Vice President, Regional Businesses from February 1, 2006 and as Senior Vice President, Regional Businesses from September 2005 to February 1, 2006.  He served as Senior Vice President, Specialty Group from April 2005 to September 2005 and as Senior Vice President, Specialty Products from February 2003 to April 2005.  Prior to joining Aetna, Mr. Bertolini served as Senior Vice President, Regional Segment and Middle Market Growth of CIGNA Corporation (“CIGNA”) from November 2002 to February 2003.

Joseph M. Zubretsky became Executive Vice President and Chief Financial Officer on April 20, 2007 having served as Executive Vice President, Finance since February 28, 2007.  Mr. Zubretsky also has served as the Company’s Chief Enterprise Risk Officer since April 27, 2007.  Prior to joining Aetna, Mr. Zubretsky served as Senior Executive Vice President for Finance, Investments and Corporate Development at UnumProvident Corporation, a position he assumed in March 2005.  Prior to that, Mr. Zubretsky was Chairman and Chief Executive Officer of GAB Robins Group, a global insurance services company, as well as a partner specializing in insurance industry investments with Brera Capital Partners, a New York-based private equity firm, since 1999.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET.  As of January 31, 2008, there were 10,579 record holders of our common stock.

During each of 2006 and 2005, our common stock split two-for-one.  All share and per share amounts in this Form 10-K have been adjusted to reflect both stock splits.  Refer to Note 1 of Notes to Consolidated Financial Statements, on page 45 of the Annual Report, which is incorporated herein by reference, for additional information about these two stock splits.

On April 27, 2007 and September 28, 2007, we announced that our Board authorized two share repurchase programs for the repurchase of up to $750 million and $1.25 billion, respectively, of common stock ($2.0 billion in aggregate).  During the three months ended December 31, 2007, we repurchased approximately 6 million shares of common stock at a cost of $348 million, completing the April 27, 2007 authorization and utilizing a portion of the September 28, 2007 authorization.  At December 31, 2007, we had authorization to repurchase up to $902 million of common stock remaining under the September 28, 2007 authorization.  On February 29, 2008, the Board authorized an additional $750 million share repurchase program which will commence upon completion of the September 28, 2007 authorization.

The following table provides information about our monthly share repurchases all of which were purchased as part of publicly announced programs for the three months ended December 31, 2007:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
October 1, 2007 - October 31, 2007	.5	$ 55.58	.5	$ 1,225.0
November 1, 2007 - November 30, 2007	.9	54.96	.9	1,173.3
December 1, 2007 - December 31, 2007	4.7	58.21	4.7	901.9
Total	6.1	$ 57.51	6.1	N/A

We declared, and subsequently paid, an annual cash dividend in the amount of $.04 per share of common stock in each of 2007 and 2006.  Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 14 and 72, respectively, of the Annual Report which are incorporated herein by reference.  Information regarding quarterly common stock prices is incorporated herein by reference to the Quarterly Data (unaudited) included on page 86 of the Annual Report.

Item 6.  Selected Financial Data

The information contained in Selected Financial Data on page 40 of the Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the MD&A, beginning on page 2 of the Annual Report, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A, on page 14 of the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited), beginning on page 41 of the Annual Report, is incorporated herein by reference.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, which begin on pages 83 and 84, respectively, of the Annual Report, are incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, identified in connection with the evaluation of such control, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the Executive Officers of Aetna Inc. is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning our Directors, our Directors’ and certain of our executives’ compliance with Section 16(a) of the Exchange Act, our Code of Conduct (our written code of ethics) and our audit committee and audit committee financial experts is incorporated herein by reference to the information under the captions “Nominees for Directorships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Aetna’s Code of Conduct” and “Board and Committee Membership; Committee Descriptions” in the Proxy Statement.

Item 11.  Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation Philosophy and Elements,” “2007 Nonmanagement Director Compensation,” “2007 Director Compensation Table,” “Additional Director Compensation Information,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Committee on Compensation and Organization” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” in the Proxy Statement is incorporated herein by reference.

The following table gives information about our common shares that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information
			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	34,619,271	$ 25.79	33,719,044
Equity compensation plans not approved by security holders (2)	8,093,063	17.93	11,272,995
Total	42,712,334	N/A	44,992,039
(1)	Includes the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.
(2)	Includes the 2002 Stock Incentive Plan and the Non-Employee Director Compensation Plan.

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

Under the plan, eligible participants may be granted stock options to purchase shares of common stock, stock appreciation rights, time vesting and/or performance vesting incentive stock or incentive units and other stock-based awards.  The maximum number of shares of common stock that may be issued under the plan was approximately 18 million shares at December 31, 2007, subject to adjustment for corporate transactions.  If an award is paid solely in cash, no shares are deducted from the number of shares available for issuance.

Non-Employee Director Compensation Plan
The Non-Employee Director Compensation Plan permits Aetna’s eligible Directors to receive shares of common stock in recognition of their contributions.  The maximum number of shares of common stock that may be issued under the plan was approximately 1 million shares at December 31, 2007, subject to adjustment for corporate transactions.  The plan has not been submitted to shareholders for approval.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Director Independence” and “Related Party Transaction Policy” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2007 and 2006 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

F Financial statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 41, 45 and 84, respectively, of the Annual Report, are incorporated herein by reference.

F Financial statement schedule
The Condensed Financial Information of Aetna Inc. (Parent Company Only) is included in this Item 15.  Refer to Index to Financial Statement Schedules below.

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

10.3	$1,000,000,000 Amended and Restated Five-Year Credit Agreement dated as of January 20, 2006, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on January 23, 2006.

10.4	First Amendment to the Amended and Restated Five-Year Credit Agreement, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on December 19, 2006.

10.5
Extension of the Maturity Date of the Amended and Restated Five-Year Credit Agreement, incorporated herein by reference to Exhibits 99.1 through 99.22 to Aetna Inc.’s Form 8-K filed on January 24, 2007.

10.6	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 27, 2006. **

10.7	Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms Of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.8	Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms Of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.9	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.10	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Stock Unit Terms of Award. **

10.11	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 30, 2003. **

10.12	Form of Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Annex H to Aetna’s former parent company’s definitive proxy statement on Schedule 14A filed on October 18, 2000. **

10.13	Aetna Inc. Non-Employee Director Compensation Plan as Amended through March 30, 2007, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 26, 2007. **

10.14	Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.15	1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008. **

10.16
Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.17
Amendment to Employment Agreement dated as of January 27, 2006 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on March 1, 2006. **

10.18
Incentive Stock Unit Agreement between Aetna Inc. and Ronald A. Williams dated as of February 14, 2006, pursuant to the Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on March 1, 2006. **

10.19	Employment Agreement dated as of September 28, 2001 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 10.12 to Aetna Inc.’s Form 10-K filed on February 28, 2003.**

10.20	Letter agreement dated September 22, 2004 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 99.1 of Aetna Inc.’s Form 8-K filed on September 24, 2004. **

10.21	Letter agreement dated February 22, 2007 between Aetna Inc. and Alan M. Bennett, incorporated herein by reference to Exhibit 10.25 to Aetna Inc.’s Form 10-K filed on February 27, 2007. **

10.22	Employment Agreement dated as of July 24, 2007, between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on July 26, 2007. **

10.23	Letter agreement dated April 23, 2004 between Aetna Inc. and Craig R. Callen, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on March 1, 2005. **

10.24	Letter agreement dated August 6, 2007 between Aetna Inc. and Craig R. Callen, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 25, 2007. **

10.25	Memorandum dated January 6, 1997 from Mary Ann Champlin to Timothy A. Holt, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.26	Memorandum dated July 20, 2000 from Elease E. Wright to Timothy A. Holt, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.27	Letter agreement dated January 25, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.’s Form 10-K filed on February 27, 2007. **

10.28
Employment Agreement dated as of September 6, 2000 by and between Aetna’s former parent company and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna Inc.’s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000. **

10.29	Memorandum dated December 6, 2002, from Elease E. Wright to John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.11 to Aetna Inc.’s Form 10-K filed on February 28, 2003. **

10.30
Amendment to Employment Agreement dated as of June 27, 2003 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by referenced to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on July 31, 2003. **

10.31
Amendment 2 to Employment Agreement dated as of January 3, 2006 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.12 to Aetna Inc.’s Form 10-K filed on March 1, 2006. **

10.32	Consulting Agreement made as of October 1, 2006 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.5 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.33
Description of certain arrangements not embodied in formal documents, as described under the headings “2007 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement. **

*	Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.
**	Management contract or compensatory plan or arrangement.

11	Statement re: computation of per share earnings
11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements, on page 54 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders
13.1
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements,  Management’s Report on Internal Control Over Financial Reporting, Management’s Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) are incorporated herein by reference to the Annual Report and filed herewith in electronic format.

14	Code of Ethics
14.1	Aetna Inc. Code of Conduct, as amended on December 1, 2006, incorporated herein by reference to Exhibit 14.1 to Aetna Inc.’s Form 8-K filed on December 6, 2006.

18	Letter re change in accounting principles
18.1	Letter from the Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.

21	Subsidiaries of the registrant
21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney
24.1	Power of Attorney.

31	Rule 13a – 14(a)/15d – 14(e) Certifications
31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications
32.1	Certification.

32.2	Certification.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

Under date of February 28, 2008, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, as contained in the Annual Report on Form 10-K for the year ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 12 to the consolidated financial statements, effective December 31, 2006, the Company adopted the initial recognition provision of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans” and effective January 1, 2007, they adopted the change in measurement date provision in the standard. Also, as discussed in Notes 2 and 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  Also, as discussed in Note 2 of the consolidated financial statements the Company changed its method of classifying investments in 2007.

/s/ KPMG LLP

Hartford, Connecticut
February 28, 2008

Schedule I –Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2007	2006	2005
Service fees-affiliates *	$-	$-	$51.7
Net investment income	26.0	29.2	26.2
Net realized capital (losses) gains	(.9)	5.5	-
Total revenue	25.1	34.7	77.9
Operating expenses	112.7	133.5	184.9
Interest expense	180.3	148.1	122.8
Total expenses	293.0	281.6	307.7
Loss before income tax benefit and equity in earnings of affiliates, net	(267.9)	(246.9)	(229.8)
Income tax benefit	97.1	78.3	78.8
Equity in earnings of affiliates, net **	2,001.8	1,854.2	1,724.3
Income from continuing operations	1,831.0	1,685.6	1,573.3
Income from discontinued operations	-	16.1	-
Net income	$1,831.0	$1,701.7	$1,573.3
*
During 2005, Aetna Inc. (the “Parent Company”) had a service agreement with an affiliate under which the Parent Company provided certain administrative services.  This agreement was terminated effective January 1, 2006.

**	Includes amortization of other acquired intangible assets after tax of $63.4 million for 2007, $55.6 million for 2006 and $37.3 million for 2005.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$12.3	$12.4
Investments	91.3	75.2
Other receivables	114.3	134.0
Income taxes receivable	16.2	22.0
Deferred income taxes	65.2	60.0
Other current assets	38.6	5.7
Total current assets	337.9	309.3
Investment in affiliates *	12,689.3	11,539.7
Long-term investments	67.4	65.4
Deferred income taxes	-	121.4
Other long-term assets	1,184.7	494.0
Total assets	$14,279.3	$12,529.8

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$99.7	$-
Accrued expenses and other current liabilities	258.8	267.5
Total current liabilities	358.5	267.5
Long-term debt	3,138.5	2,442.3
Employee benefit liabilities	601.0	651.4
Deferred income taxes	112.9	-
Income taxes payable	1.1	-
Other long-term liabilities	28.9	23.5
Total liabilities	4,240.9	3,384.7
Shareholders' equity:
Common stock and additional paid-in capital ($.01 par value, 2.8 billion shares authorized;
496.3 million and 516.0 million shares issued and outstanding in 2007 and 2006, respectively)	188.8	366.2
Retained earnings	10,138.0	9,404.6
Accumulated other comprehensive loss	(288.4)	(625.7)
Total shareholders' equity	10,038.4	9,145.1
Total liabilities and shareholders' equity	$14,279.3	$12,529.8
*	Includes goodwill and other acquired intangible assets of $5.8 billion as of December 31, 2007 and $5.3 billion as of December 31, 2006.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders’ Equity

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	(Loss) Income	Equity	Income
Balance at December 31, 2004	586.0	$3,541.5	$6,161.8	$(541.5)	$9,161.8
Comprehensive income:
Net income	-	-	1,573.3	-	1,573.3	$1,573.3
Other comprehensive income:
Net unrealized losses on securities *	-	-	-	(141.6)	(141.6)
Net foreign currency gains	-	-	-	.7	.7
Net derivative losses *	-	-	-	(.3)	(.3)
Pension liability adjustment	-	-	-	733.0	733.0
Other comprehensive income	-	-	-	591.8	591.8	591.8
Total comprehensive income						$2,165.1
Common shares issued for benefit plans,
including tax benefit	22.3	542.3	-	-	542.3
Repurchases of common shares	(41.8)	(1,669.1)	-	-	(1,669.1)
Dividends declared ($.02 per share)	-	-	(11.4)	-	(11.4)

Balance at December 31, 2005	566.5	2,414.7	7,723.7	50.3	10,188.7
Comprehensive income:
Net income	-	-	1,701.7	-	1,701.7	$1,701.7
Other comprehensive loss:
Net unrealized losses on securities *	-	-	-	(37.6)	(37.6)
Net foreign currency losses	-	-	-	(.4)	(.4)
Net derivative gains *	-	-	-	8.7	8.7
Pension liability adjustment	-	-	-	5.7	5.7
Other comprehensive loss	-	-	-	(23.6)	(23.6)	(23.6)
Total comprehensive income						$1,678.1
Adjustment to initially recognize the funded
status of pension and OPEB Plans (Note 2)	-	-	-	(652.4)	(652.4)
Common shares issued for benefit plans,
including tax benefit	9.8	281.5	-	-	281.5
Repurchases of common shares	(60.3)	(2,330.0)	-	-	(2,330.0)
Dividends declared ($.04 per share)	-	-	(20.8)	-	(20.8)

Balance at December 31, 2006	516.0	366.2	9,404.6	(625.7)	9,145.1
Cumulative effect of new accounting
standards (Note 2)	-	-	(1.0)	113.9	112.9
Beginning balance at January 1, 2007,
as adjusted	516.0	366.2	9,406.3	(511.8)	9,258.0
Comprehensive income:
Net income	-	-	1,831.0	-	1,831.0	$1,831.0
Other comprehensive income:
Net unrealized losses on securities *	-	-	-	(13.2)	(13.2)
Net foreign currency gains	-	-	-	3.6	3.6
Net derivative gains *	-	-	-	(15.8)	(15.8)
Pension and OPEB plans *	-	-	-	248.8	248.8
Other comprehensive income	-	-	-	223.4	223.4	223.4
Total comprehensive income						$2,054.4
Common shares issued for benefit plans,
including tax benefits	13.5	415.0	-	-	415.0
Repurchases of common shares	(33.2)	(592.4)	(1,076.6)	-	(1,669.0)
Dividends declared ($.04 per share)	-	-	(20.0)	-	(20.0)
Balance at December 31, 2007	496.3	$188.8	$10,138.0	$(288.4)	$10,038.4
*	Net of reclassification adjustments.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2007	2006	2005
Cash flows from operating activities:
Net income	$1,831.0	$1,701.7	$1,573.3
Adjustments to reconcile net income to net cash used for operating activities:
Equity earnings of affiliates *	(2,001.8)	(1,854.2)	(1,724.3)
Stock-based compensation expense	89.4	73.7	94.1
Physician class action settlement insurance-related charge	-	72.4	-
Net realized capital losses (gains)	.9	(5.5)	-
Discontinued operations	-	(16.1)	-
Net change in other assets and other liabilities	(119.3)	(294.9)	(77.9)
Net cash used for operating activities of continuing operations	(199.8)	(322.9)	(134.8)
Discontinued operations, net	-	49.7	68.8
Net cash used for operating activities	(199.8)	(273.2)	(66.0)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	-	46.1	550.4
Cost of investments	(14.5)	(85.3)	(92.3)
Dividends received from affiliates, net	842.4	1,577.8	1,085.2
Cash used for acquisitions, net of cash acquired	-	(2.2)	(395.4)
Net cash provided by investing activities	827.9	1,536.4	1,147.9

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	663.9	1,978.9	-
Net issuance of short-term debt	99.5	-	-
Repayment of long-term debt	-	(1,150.0)	-
Common shares issued under benefit plans	170.8	115.8	271.3
Stock-based compensation tax benefits	153.2	89.6	173.1
Common shares repurchased	(1,695.6)	(2,322.5)	(1,650.0)
Dividends paid to shareholders	(20.0)	(20.8)	(11.4)
Net cash used for financing activities	(628.2)	(1,309.0)	(1,217.0)

Net decrease in cash and cash equivalents	(.1)	(45.8)	(135.1)
Cash and cash equivalents, beginning of period	12.4	58.2	193.3
Cash and cash equivalents, end of period	$12.3	$12.4	$58.2

Supplemental cash flow information:
Interest paid	$177.6	$159.2	$121.0
Income taxes paid	783.2	731.7	246.6

*	Includes amortization of other acquired intangible assets after tax of $63.4 million, $55.6 million and $37.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1.	Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”).  The financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2007 and 2006 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

All share and per share amounts in the accompanying financial statements have been adjusted to reflect a 2005 and a 2006 two-for-one stock split for all periods presented.  Refer to Note 1 of Notes to Consolidated Financial Statements, on page 45 of the Annual Report, for additional information on these stock splits.

2.	Summary of Significant Accounting Policies

Reclassifications
Certain reclassifications have been made to the 2006 financial information to conform with the 2007 presentation.  These reclassifications include a reclassification of $65 million of certain debt securities to long-term investments that were previously reported in current investments at December 31, 2006.  The reclassifications resulted from a change in the accounting method by which debt securities are classified on the Parent Company’s balance sheets, which previously did not consider contractual maturities and classified all available for sale debt securities as current assets.  At December 31, 2007, we changed our accounting method by which debt securities are classified as current or long-term investments based on their contractual maturities, unless we intend to sell an investment within the next twelve months, in which case it is classified as current.  We believe this method is a preferable accounting method as it better reflects when cash will be realized and is more consistent with how we manage the investment portfolio given the duration of the liabilities that the investments support.  At December 31, 2007, $66 million of debt securities were reclassified to long-term.  Also, in connection with this reclassification, current deferred tax assets of $.4 million and $.2 million at December 31, 2007 and 2006, respectively, have been reclassified to long-term.  There have been no changes in our investment management policies or practices associated with this change in accounting method.

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 45 of the Annual Report, for the summary of significant accounting policies.

3.	Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 54 of the Annual Report, for a description of acquisitions and dispositions.

4.	Other Comprehensive Income (Loss)

Refer to Note 10 of Notes to Consolidated Financial Statements, beginning on page 60 of the Annual Report, for a description of accumulated other comprehensive income (loss).

5.	Debt

Refer to Note 13 of Notes to Consolidated Financial Statements, on page 69 of the Annual Report, for a description of debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 29, 2008                                                                             Aetna Inc.

By:  /s/ Ronald M. Olejniczak
   Ronald M. Olejniczak
                     Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Ronald A. Williams	Chairman and Chief	February 29, 2008
Ronald A. Williams	Executive Officer
(Principal Executive Officer)

/s/ Joseph M. Zubretsky	Executive Vice President and	February 29, 2008
Joseph M. Zubretsky	Chief Financial Officer
(Principal Financial Officer)

/s/ Ronald M. Olejniczak	Vice President and Controller	February 29, 2008
Ronald M. Olejniczak	(Principal Accounting Officer)

Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Earl G. Graves *	Director
Gerald Greenwald *	Director
Ellen M. Hancock *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By: /s/ Ronald M. Olejniczak
Ronald M. Olejniczak Attorney-in-fact February 29, 2008

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

10	Material Contracts

10.10	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Stock Unit Terms of Award.	Electronic

10.15	1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008.	Electronic

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

13	Annual report to security holders

13.1
Management’s Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management’s Report on Internal Control Over Financial Reporting, Management’s Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited) sections of the Annual Report.
Electronic

18	Letter re change in accounting principles

18.1	Letter from the Independent Registered Public Accounting Firm Regarding Change in Accounting Principle.	Electronic

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.	Electronic

24	Power of Attorney

24.1	Power of Attorney.	Electronic

31	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic