Form 10-Q
period 2008-03-31
AETNA INC /PA/
filed 2008-04-24
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

There were 484.8 million shares of voting common stock with a par value of $.01 per share outstanding at March 31, 2008.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2008

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except in the Report of Independent Registered Public Accounting Firm on page 18), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2008	2007
Revenue:
Health care premiums	$6,253.5	$5,178.5
Other premiums	475.2	495.4
Fees and other revenue *	825.3	732.8
Net investment income	243.2	294.5
Net realized capital losses	(58.5)	(1.2)
Total revenue	7,738.7	6,700.0
Benefits and expenses:
Health care costs **	5,086.2	4,177.1
Current and future benefits	508.9	590.4
Operating expenses:
Selling expenses	303.8	269.8
General and administrative expenses	1,097.1	934.7
Total operating expenses	1,400.9	1,204.5
Interest expense	54.4	42.3
Amortization of other acquired intangible assets	27.8	21.8
Total benefits and expenses	7,078.2	6,036.1
Income before income taxes	660.5	663.9
Income taxes (benefits):
Current	240.6	232.5
Deferred	(11.7)	(3.2)
Total income taxes	228.9	229.3
Net income	431.6	434.6

Earnings per common share:
Basic	$.87	$.84

Diluted	$.85	$.81
* Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $13.6 million and $11.1 million (net of pharmaceutical and processing costs of $378.6 million and $350.7 million) for the three months ended March 31, 2008 and 2007, respectively.

** Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $28.1 million and $25.4 million for the three months ended March 31, 2008 and 2007, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At March 31,	At December 31,
(Millions)	2008	2007
Assets:
Current assets:
Cash and cash equivalents	$1,370.7	$1,254.0
Investments	702.3	851.5
Premiums receivable, net	689.7	479.8
Other receivables, net	602.8	589.1
Accrued investment income	194.5	189.2
Collateral received under securities loan agreements	1,096.0	1,142.4
Deferred income taxes	278.8	321.7
Other current assets	433.6	438.7
Total current assets	5,368.4	5,266.4
Long-term investments	17,624.6	17,040.1
Reinsurance recoverables	1,081.1	1,093.2
Goodwill	5,081.0	5,081.0
Other acquired intangible assets, net	752.6	780.4
Property and equipment, net	375.4	364.0
Other long-term assets	1,903.1	1,850.2
Separate Accounts assets (Note 16)	6,972.3	19,249.4
Total assets	$39,158.5	$50,724.7

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,480.3	$2,177.4
Future policy benefits	754.3	763.8
Unpaid claims	537.4	625.9
Unearned premiums	326.5	198.4
Policyholders' funds	791.2	668.2
Collateral payable under securities loan agreements	1,096.0	1,142.4
Short-term debt	379.1	130.7
Income taxes payable	200.1	5.9
Accrued expenses and other current liabilities	2,114.1	1,962.0
Total current liabilities	8,679.0	7,674.7
Future policy benefits	7,213.3	7,253.2
Unpaid claims	1,253.1	1,234.1
Policyholders' funds	1,202.2	1,225.7
Long-term debt	3,138.8	3,138.5
Income taxes payable	17.7	13.0
Deferred income taxes	46.3	146.4
Other long-term liabilities	754.3	751.3
Separate Accounts liabilities (Note 16)	6,972.3	19,249.4
Total liabilities	29,277.0	40,686.3
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock and additional paid-in capital ($.01 par value; 2.8 billion shares authorized;
484.8 million and 496.3 million shares issued and outstanding in 2008 and 2007, respectively)	249.6	188.8
Retained earnings	9,969.7	10,138.0
Accumulated other comprehensive loss	(337.8)	(288.4)
Total shareholders' equity	9,881.5	10,038.4
Total liabilities and shareholders' equity	$39,158.5	$50,724.7

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Three Months Ended March 31, 2008
Balance at January 1, 2008	496.3	$188.8	$10,138.0	$(288.4)	$10,038.4
Comprehensive income:
Net income	-	-	431.6	-	431.6	$431.6
Other comprehensive loss (Note 7):
Net unrealized losses on securities	-	-	-	(49.5)	(49.5)
Net foreign currency gains	-	-	-	.5	.5
Net derivative losses	-	-	-	(.9)	(.9)
Pension and OPEB plans	-	-	-	.5	.5
Other comprehensive loss	-	-	-	(49.4)	(49.4)	(49.4)
Total comprehensive income						$382.2
Common shares issued for benefit plans,
including tax benefits	1.3	60.9	-	-	60.9
Repurchases of common shares	(12.8)	(.1)	(599.9)	-	(600.0)
Balance at March 31, 2008	484.8	$249.6	$9,969.7	$(337.8)	$9,881.5
Three Months Ended March 31, 2007
Balance at January 1, 2007	516.0	$366.2	$9,403.6	$(511.8)	$9,258.0
Comprehensive income:
Net income	-	-	434.6	-	434.6	$434.6
Other comprehensive loss (Note 7):
Net unrealized losses on securities	-	-	-	(8.1)	(8.1)
Net foreign currency gains	-	-	-	.1	.1
Net derivative gains	-	-	-	.3	.3
Pension and OPEB plans	-	-	-	5.5	5.5
Other comprehensive loss	-	-	-	(2.2)	(2.2)	(2.2)
Total comprehensive income						$432.4
Common shares issued for benefit plans,
including tax benefits	3.1	95.5	-	-	95.5
Repurchases of common shares	(6.8)	(302.5)	-	-	(302.5)
Balance at March 31, 2007	512.3	$159.2	$9,838.2	$(514.0)	$9,483.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2008	2007
Cash flows from operating activities:
Net income	$431.6	$434.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88.2	72.3
Equity in earnings of affiliates, net	29.8	(26.9)
Stock-based compensation expense	31.7	25.2
Net realized capital losses	58.5	1.2
Amortization of net investment premium	4.9	6.8
Changes in assets and liabilities:
Accrued investment income	(5.3)	(6.2)
Premiums due and other receivables	(264.2)	(151.8)
Income taxes	187.1	174.5
Other assets and other liabilities	(46.5)	(150.5)
Health care and insurance liabilities	381.4	450.4
Other, net	.4	(.9)
Net cash provided by operating activities	897.6	828.7

Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,803.8	2,272.2
Cost of investments	(3,239.1)	(2,206.2)
Increase in property, equipment and software	(82.7)	(79.4)
Net cash used for investing activities	(518.0)	(13.4)

Cash flows from financing activities:
Net issuance (repayment) of short-term debt	248.7	(35.2)
Deposits and interest credited for investment contracts	2.0	2.6
Withdrawals of investment contracts	(1.1)	(1.2)
Common shares issued under benefit plans	13.0	40.3
Stock-based compensation tax benefits	17.0	30.2
Common shares repurchased	(552.6)	(302.2)
Other, net	10.1	-
Net cash used for financing activities	(262.9)	(265.5)

Net increase in cash and cash equivalents	116.7	549.8
Cash and cash equivalents, beginning of period	1,254.0	880.0
Cash and cash equivalents, end of period	$1,370.7	$1,429.8

Supplemental cash flow information:
Interest paid	$20.4	$20.6
Income taxes paid	24.7	24.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk).  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer Medicare and Medicaid products and services and specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

•
Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic group term life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 15 beginning on page 15 for additional information).

These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2007 Annual Report on Form 10-K (the “2007 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.

2.	Summary of Significant Accounting Policies

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.  Certain reclassifications have been made to the 2007 financial information.

New Accounting Standards
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require new fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for nonfinancial assets and liabilities until January 2009. Refer to Note 12 beginning on page 10 for additional information on our fair value measurements.

Future Application of Accounting Standards
Business Combinations and Noncontrolling Interests
In December 2007, the FASB released FAS 141R, “Business Combinations” and FAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  Both standards will be effective for transactions that occur after January 1, 2009.

FAS 141R applies to all business combinations and will require the acquiring entity to recognize the assets and liabilities acquired at their respective fair value.  This standard changes the accounting for business combinations in several areas.  If we complete an acquisition after the effective date of FAS 141R, some of these changes could result in increased volatility in our results of operations and financial position.  For example, transaction costs, which are currently capitalized in a business combination, will be expensed as incurred.  Additionally, pre-acquisition contingencies (such as in-process lawsuits acquired) and contingent consideration (such as additional consideration contingent on specified events in the future) will be recorded at fair value at the acquisition date, with subsequent changes in fair value reflected in our results of operations.  Under current accounting guidance, adjustments to these contingencies are reflected in the allocation of purchase price if they occur within a certain period of time after the acquisition date.

FAS 160 amends previous guidance and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (often otherwise referred to as the minority interest) and for deconsolidation of the subsidiary.

Enhanced Derivative Disclosures
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities” which will require enhanced disclosures concerning our use of derivative instruments and any related hedging activity. Since this standard affects only disclosures, it will not impact our financial position or results of operations when it becomes effective on January 1, 2009.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (i.e., the numerator) by the weighted average number of common shares outstanding (i.e., the denominator) during the quarter.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding are adjusted for the dilutive effects of stock options, stock appreciation rights and other dilutive financial instruments, but only in the quarters in which such effect is dilutive.

The computations of basic and diluted EPS for the three months ended March 31, 2008 and 2007 are as follows:

(Millions, except per common share data)	2008	2007
Net income	$431.6	$434.6
Weighted average shares used to compute basic EPS	494.2	516.1
Dilutive effect of outstanding stock-based compensation awards (1)	14.9	20.3
Weighted average shares used to compute diluted EPS	509.1	536.4
Basic EPS	$.87	$.84
Diluted EPS	$.85	$.81
(1)
Approximately 5.4 million stock appreciation rights (“SARs”) (with exercise prices ranging from $44.22 to $52.11) were not included in the calculation of diluted EPS for the three months ended March 31, 2007 as their exercise prices were greater than the average market price of common shares during such period.

4.	Operating Expenses

For the three months ended March 31, 2008 and 2007, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2008	2007
Selling expenses	$303.8	$269.8
General and administrative expenses:
Salaries and related benefits	642.9	557.9
Other general and administrative expenses	454.2	376.8
Total general and administrative expenses	1,097.1	934.7
Total operating expenses	$1,400.9	$1,204.5

5.	Other Acquired Intangible Assets

Other acquired intangible assets at March 31, 2008 and December 31, 2007 were comprised of the following:

		Accumulated	Net	Amortization
(Millions)	Cost	Amortization	Balance	Period (Years)
March 31, 2008
Other acquired intangible assets:
Provider networks	$701.0	$318.0	$383.0	12-25
Customer lists	384.4	106.8	277.6	4-10
Technology	61.8	42.4	19.4	3-5
Other	71.0	20.7	50.3	3-15
Trademarks	22.3	-	22.3	Indefinite
Total other acquired intangible assets	$1,240.5	$487.9	$752.6

December 31, 2007
Other acquired intangible assets:
Provider networks	$701.0	$310.8	$390.2	12-25
Customer lists	384.4	93.6	290.8	4-10
Technology	61.8	37.9	23.9	3-5
Other	71.0	17.8	53.2	3-15
Trademarks	22.3	-	22.3	Indefinite
Total other acquired intangible assets	$1,240.5	$460.1	$780.4

We estimate annual pretax amortization for other acquired intangible assets over the next five calendar years to be as follows:

(Millions)
2009	$94.5
2010	89.4
2011	83.0
2012	74.4
2013	65.2

6.	Investments

Total investments at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008			Decmber 31, 2007
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$411.1	$14,785.9	$15,197.0	$686.3	$14,309.0	$14,995.3
Mortgage loans	44.5	1,538.5	1,583.0	27.3	1,485.3	1,512.6
Other investments	246.7	1,300.2	1,546.9	137.9	1,245.8	1,383.7
Total investments	$702.3	$17,624.6	$18,326.9	$851.5	$17,040.1	$17,891.6

Sources of net investment income for the three months ended March 31, 2008 and 2007 were as follows:

(Millions)	2008	2007
Debt securities	$205.2	$211.1
Mortgage loans	27.7	29.0
Cash equivalents and other short-term investments	25.1	27.2
Other	(6.3)	36.2
Gross investment income	251.7	303.5
Less: investment expenses	(8.5)	(9.0)
Net investment income (1)	$243.2	$294.5
(1)
Includes amounts related to experience-rated contract holders of $26.6 million and $31.3 million during the three months ended March 31, 2008 and 2007, respectively.  Interest credited to experience-rated contract holders is included in current and future benefits in our statements of income.

Net realized capital losses were $59 million and $1 million for the three months ended March 31, 2008 and 2007, respectively.  Included in net realized capital losses were $82 million and $17 million for the three months ended March 31, 2008 and 2007, respectively, of other-than-temporary impairment charges for securities that were in an unrealized loss position primarily due to market value declines related to increases in debt security yields in 2008 and 2007 rather than unfavorable changes in the credit quality of such securities.  Increases in these yields can be mainly driven by increases in U.S. Treasury rates (as happened during the first quarter of 2007), or increases in market spreads to U.S. Treasury rates (as happened during the first quarter of 2008).  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairments of Investment Securities in our 2007 Annual Report for additional information.

7.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income (excluding amounts related to experience-rated contract holders and discontinued products) for the three months ended March 31, 2008 and 2007.

	Net Unrealized Gains (Losses)			Pension and OPEB Plans
(Millions)	Securities	Foreign Currency	Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2008
Balance at January 1, 2008	$53.3	$15.2	$(8.2)	$(395.8)	$47.1	$(288.4)
Unrealized net (losses) gains arising
during the period ($(144.9) pretax)	(93.2)	.5	(1.5)	-	-	(94.2)
Reclassification to earnings ($68.9 pretax)	43.7	-	.6	1.4	(.9)	44.8
Other comprehensive (loss) income
during the period	(49.5)	.5	(.9)	1.4	(.9)	(49.4)
Balance at March 31, 2008	$3.8	$15.7	$(9.1)	$(394.4)	$46.2	$(337.8)

Three Months Ended March 31, 2007
Balance at January 1, 2007	$66.5	$11.6	$7.6	$(620.0)	$22.5	$(511.8)
Unrealized net (losses) gains arising
during the period ($(18.3) pretax)	(12.7)	.1	.7	-	-	(11.9)
Reclassification to earnings ($14.9 pretax)	4.6	-	(.4)	5.3	.2	9.7
Other comprehensive (loss) income
during the period	(8.1)	.1	.3	5.3	.2	(2.2)
Balance at March 31, 2007	$58.4	$11.7	$7.9	$(614.7)	$22.7	$(514.0)

8.	Employee Benefit Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our noncontributory defined benefit pension plans and OPEB plans for the three months ended March 31, 2008 and 2007 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2008	2007	2008	2007
Service cost	$10.8	$10.8	$.1	$.1
Interest cost	78.0	74.8	5.0	5.4
Expected return on plan assets	(121.1)	(116.4)	(1.0)	(1.0)
Amortization of prior service costs	(.5)	1.2	(.9)	(.9)
Recognized net actuarial loss	1.6	6.9	.6	1.4
Net periodic benefit (income) cost	$(31.2)	$(22.7)	$3.8	$5.0

9.	Debt

The carrying value of our long-term debt at March 31, 2008 and December 31, 2007 was as follows:

	March 31,	December 31,
(Millions)	2008	2007
Senior notes, 5.75%, due 2011	$449.7	$449.7
Senior notes, 7.875%, due 2011	448.9	448.8
Senior notes, 6.0%, due 2016	746.4	746.2
Senior notes, 6.625%, due 2036	798.5	798.5
Senior notes, 6.75%, due 2037	695.3	695.3
Total long-term debt	$3,138.8	$3,138.5

At March 31, 2008 and December 31, 2007, we had approximately $372 million and $100 million, respectively, of commercial paper outstanding with a weighted average interest rate of 3.13% and 5.44%, respectively.  At March 31, 2008 and December 31, 2007, there was approximately $7 million and $31 million, respectively, outstanding under a short-term credit program that is secured by assets of certain of our subsidiaries.

At March 31, 2008, we had an unsecured $1.5 billion, five-year revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013, which may be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions. The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2007 at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity (excluding any overfunded or underfunded status of our pension and OPEB plans in accordance with FAS 158 and any net unrealized capital gains and losses) and total debt (as defined in the Facility).  We met this requirement at March 31, 2008.  There were no amounts outstanding under the Facility at March 31, 2008.

10.	Capital Stock

On September 28, 2007 and February 29, 2008, our Board of Directors (the “Board”) authorized two share repurchase programs for the repurchase of up to $1.25 billion and $750 million, respectively, of our common stock.  During the first quarter of 2008, we repurchased approximately 13 million shares of common stock at a cost of approximately $600 million (approximately $47 million of these repurchases were settled in early April).  At March 31, 2008, we had remaining authorization to repurchase an aggregate of up to $1.1 billion of common stock under the Board authorizations.

On February 8, 2008, approximately 4.4 million SARs, .2 million restricted stock units (“RSUs”) and .4 million performance stock units (“PSUs”) were granted to certain employees.  The SARs will be settled in stock, net of taxes, based on the appreciation of our stock price over $50.70 per share.  For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period.

The SARs and RSUs will become 100% vested three years from the grant date, with one-third of the SARs and RSUs vesting each year.  The PSUs vest on December 31, 2009.  The number of vested PSUs (which could be as high as 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals as determined by the Board’s Committee on Compensation and Organization.  The value of each vested PSU is equal to one share of common stock, net of taxes.

11.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at March 31, 2008, the amount of dividends that may be paid to Aetna through the end of 2008 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.5 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $5.6 billion and $5.3 billion at March 31, 2008 and December 31, 2007, respectively.

12.	Fair Value Measurements

Effective January 1, 2008, we adopted FAS 157 for our financial assets.  FAS 157 defines fair value, expands disclosure requirements and specifies a hierarchy of valuation techniques. The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset for each level:
o	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.
o
Level 2 – Inputs other than Level 1 that are based on observable market data.  These include: quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs that are observable that are not prices (such as interest rates, credit risks, etc.) and inputs that are derived from or corroborated by observable markets.

o	Level 3 – Developed from unobservable data, reflecting our own assumptions.

When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1.  In other cases where a quoted market price for identical assets in an active market is either not available or not observable, we obtain the fair value from a third party vendor that uses pricing models, such as matrix pricing, to calculate fair value.  These financial assets would then be classified as Level 2.  If quoted market prices are not available, we determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections.  In these instances, financial assets will be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets may be classified in Level 3 even though there may be some significant inputs that may be readily available.

The following is a description of the valuation methodologies used for financial assets measured at fair value, including the general classification of such assets pursuant to the valuation hierarchy.

Debt Securities - Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. government securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which uses quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.  We value our U.S. corporate securities, mortgage-backed and other asset-backed obligations, tax exempt municipal securities and foreign securities based on these Level 2 inputs.  We also value a certain amount of debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced by internal staff. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows. For certain private placement securities, internal staff determine the value of these debt securities by analyzing spreads of corporate and sector indices as well as spreads of comparable public bonds. Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax exempt municipal securities.

Equity Securities - We currently have two classifications of equity securities: those that are publicly traded and those that are privately held.  Our publicly traded securities are classified as Level 1, because quoted prices are available for these securities in an active market.  For privately held equity securities, there is no active market; therefore, we classify these securities as Level 3 because we must price these securities through an internal analysis of each investment’s financial statements and cash flow projections.

Derivatives - Our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.

Our financial assets with changes in fair value that are measured on a recurring basis at March 31, 2008 were as follows (there were no liabilities measured at fair value at March 31, 2008):

(Millions)	Level 1	Level 2	Level 3	Total
Debt Securities	$995.4	$13,516.1	$647.9	$15,159.4
Equity Securities	4.5	-	33.1	37.6
Derivatives	-	.5	-	.5
Total	$999.9	$13,516.6	$681.0	$15,197.5

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2008 were as follows:

(Millions)	Debt Securities	Equity Securities	Total
Beginning balance	$642.5	$38.9	$681.4
Net realized and unrealized (losses) gains:
Included in earnings (1)	(9.1)	-	(9.1)
Included in other comprehensive income	(2.6)	-	(2.6)
Other (2)	(10.5)	10.4	(.1)
Purchases, issuance, and settlements	.7	(22.4)	(21.7)
Transfers in and/or out of Level 3 (3)	26.9	6.2	33.1
Ending Balance	$647.9	$33.1	$681.0
The amount of total gains and losses included in net realized capital losses attributable to the change in unrealized gains or losses relating to Level 3 assets still held	$(9.5)	$-	$(9.5)
(1)	For the three months ended March 31, 2008, $(9.2) million and $.1 million were included in net realized capital losses and net investment income, respectively.
(2)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not affect our results of operations.
(3)
For financial assets that are transferred into Level 3, we use the fair value of the assets at the end of the reporting period.  For financial assets that are transferred out of Level 3, we use the fair value of the assets at the beginning of the reporting period.

Separate Accounts
Separate Account assets in Large Case Pensions represent funds maintained to meet specific objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Account liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Account assets are not reflected in our statements of income or cash flows.

Separate Account assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 10.  Separate Account assets also include investments in real estate that are carried at fair value.  The following is a description of the valuation methodology used to price these investments, including the general classification pursuant to the valuation hierarchy.

Real Estate - The values of the underlying real estate investments are estimated using generally accepted valuation techniques and give consideration to the investment structure.  An independent appraisal of the underlying real estate for each of these investments is performed annually. In the quarters in which an investment is not independently appraised or its valuation updated, the market value is reviewed by a third party asset manager.  The valuation of a real estate investment is adjusted only if there has been a significant change in economic circumstances related to the investment since acquisition or the most recent independent valuation, and upon the independent appraiser’s review and concurrence with the third party asset manager’s valuation. Further, these valuations have been prepared giving consideration to the income, cost and sales comparison approaches of estimating property value. These values do not necessarily represent the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller.  Therefore, these investments are classified as Level 3.

Separate Account financial assets with changes in fair value measured on a recurring basis at March 31, 2008 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Debt Securities	$551.8	$2,596.9	$277.7	$3,426.4
Equity Securities	1,908.1	6.3	-	1,914.4
Derivatives	-	4.6	-	4.6
Real Estate	-	-	914.1	914.1
Total (1)	$2,459.9	$2,607.8	$1,191.8	$6,259.5
(1)	Excludes $712.8 million of cash and cash equivalent Separate Account assets.

The changes in the balances of Level 3 Separate Account financial assets for the three months ended March 31, 2008 were as follows:

(Millions)	Debt Securities	Real Estate	Total
Beginning balance	$291.5	$12,541.8	$12,833.3
Total gains or losses accrued to contract holders	(1.0)	37.9	36.9
Purchases, issuance and settlements	(14.0)	(11.3)	(25.3)
Transfers in and/or out of Level 3	1.2	-	1.2
Transfers of Separate Account assets to UBS (1)	-	(11,654.3)	(11,654.3)
Ending Balance	$277.7	$914.1	$1,191.8
(1)
On February 29, 2008, approximately $11.7 billion of our Separate Account assets were transitioned to entities sponsored by UBS.  Refer to Note 16 on page 17 for additional information concerning this transfer.

13.	Commitments and Contingencies

Litigation and Regulatory Proceedings
Michele Cooper, et al. v. Aetna Life Insurance Company, et al.
This purported nationwide class action lawsuit (the “Cooper Case”) was filed in the United States District Court for the District of New Jersey (the “New Jersey Federal Court”) on July 30, 2007 and subsequently amended.  The plaintiffs allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) in connection with various practices related to the payment of claims for services rendered to our members by providers with whom we do not have a contract (“out-of-network providers”), resulting in increased out-of-pocket payments by our members.  The purported classes together consist of all members in substantially all of our health benefit plans who received services from out-of-network providers from 2001 to date for which we allowed less than the full amount billed by the provider.  The plaintiffs seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.  This case is similar to other actions pending in the New Jersey Federal Court and elsewhere against several of our competitors.  We intend to defend this case vigorously.

Healthcare Payor Industry Class Action Litigation
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

Effective May 21, 2003, we and representatives of over 900,000 physicians, state and other medical societies entered into an agreement (the “Physician Settlement Agreement”) settling the lead physician Provider Case, which was pending in the United States District Court for the Southern District of Florida (the “Florida Federal Court”). We believe that the Physician Settlement Agreement, which received final court approval, resolved all then pending Provider Cases filed on behalf of physicians that did not opt out of the settlement. In 2003, we recorded a charge of $75 million ($115 million pretax) in connection with the Physician Settlement Agreement, net of an estimated insurance receivable of $72 million pretax. We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”). In May 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation.  As a result of the state trial court’s ruling, we concluded in 2006 that the estimated insurance receivable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement was no longer probable of collection for accounting purposes, and therefore, in 2006, we wrote-off that recoverable while continuing to vigorously pursue our claims.  On April 11, 2008, the state intermediate appellate court reversed the state trial court’s 2006 ruling and granted us summary judgment on substantially all of our claims in the Coverage Litigation. Our third party insurers may request further review of that ruling, but that review is at the discretion of the state appellate courts.  Further proceedings also may occur in the state trial court, including proceedings concerning our bad faith claims against certain of our insurers and claims by certain of our insurers to rescind the underlying policies.  We intend to continue to vigorously pursue recovery from our third party insurers in the Coverage Litigation. We continue to work with plaintiffs’ representatives to address the issues covered by the Physician Settlement Agreement.

Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also make factual and legal allegations similar to those contained in the other Provider Cases, including allegations of violations of RICO.  These Provider Cases seek various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.  These Provider Cases have been transferred to the Florida Federal Court for consolidated pretrial proceedings.  We intend to defend each of these cases vigorously.

Securities Class Action Litigation
Two purported class action lawsuits (collectively, the “Securities Class Action Litigation”) are pending in the United States District Court for the Eastern District of Pennsylvania. On October 24, 2007, the Southeastern Pennsylvania Transportation Authority filed suit on behalf of all purchasers of Aetna common stock between October 27, 2005 and April 27, 2006.  The plaintiff alleges that Aetna and three of its former officers and/or directors, John W. Rowe, M.D., Alan M. Bennett and Craig R. Callen (collectively, the “SPTA Defendants”), violated federal and state securities laws and applicable common law.  The plaintiff alleges misrepresentations and omissions regarding, among other things, our medical benefit ratios and health plan pricing policies, as well as insider trading by Dr. Rowe and Messrs. Bennett and Callen.  The plaintiff seeks compensatory damages plus interest and attorneys’ fees, among other remedies.

The second lawsuit was filed on November 27, 2007, by the Plumbers and Pipefitters Local 51 Pension Fund on behalf of all purchasers of Aetna common stock between July 28, 2005 and July 27, 2006.  The plaintiff alleges that Aetna and four of its current or former officers and/or directors, John W. Rowe, M.D., Ronald A. Williams, Alan M. Bennett and Timothy A. Holt (collectively, the “Plumbers Defendants,” and together with the SPTA Defendants, the “Defendants”), violated federal securities laws.  The plaintiff alleges misrepresentations and omissions regarding, among other things, our medical benefit ratios, health plan pricing policies and reserves for incurred but not reported claims, as well as insider trading by Dr. Rowe and Messrs. Bennett and Holt.  The plaintiff seeks compensatory damages plus interest and attorneys’ fees, among other remedies.

The Defendants intend to vigorously defend these cases, both of which are in their preliminary stages.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay medical claims, investment activities, patent infringement and other intellectual property litigation and other litigation in our Health Care and Group Insurance businesses.  Some of these other lawsuits are or are purported to be class actions.  We intend to defend these matters vigorously.

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and attorneys general and other state and federal authorities.  For example, we have received subpoenas from the New York Attorney General (the “NYAG”) with respect to an industry-wide investigation into certain payment practices with respect to out-of-network providers.  The NYAG has stated that he intends to initiate litigation against one of our competitors in connection with this investigation.  It is reasonably possible that the NYAG or others could initiate litigation or additional regulatory action against us and/or one or more of our competitors with respect to provider payment practices.  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements and claim payment practices (including payments to out-of-network providers).  As a leading national health care benefits organization, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

We are unable to predict at this time the ultimate outcome of the Cooper Case, the remaining Provider Cases, the Securities Class Action Litigation or the matters described under “Other Litigation and Regulatory Proceedings,” and it is reasonably possible that their outcome could be material to us.

14.	Segment Information

Summarized financial information of our segments for the three months ended March 31, 2008 and 2007 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company
2008
Revenue from external customers	$7,050.5	$448.5	$55.0	$-	$7,554.0
Operating earnings (loss) (1)	461.6	34.9	8.5	(35.4)	469.6
2007
Revenue from external customers	$5,882.0	$465.7	$59.0	$-	$6,406.7
Operating earnings (loss) (1)	422.7	31.1	9.1	(27.5)	435.4
(1)	Operating earnings (loss) excludes net realized capital gains or losses described in the reconciliation below.

A reconciliation of operating earnings to net income for the three months ended March 31, 2008 and 2007 was as follows:

(Millions)	2008	2007
Operating earnings	$469.6	$ 435.4
Net realized capital losses	(38.0)	(.8)
Net income	$431.6	$ 434.6

15.	Discontinued Products

We discontinued the sale of our fully guaranteed large case pension products (single-premium annuities (“SPAs”) and guaranteed investment contracts) in 1993.  Under our accounting for these discontinued products, we established a reserve for anticipated future losses from these products, and we review it quarterly.  As long as the reserve continues to represent our then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect our results of operations.  Our results of operations would be adversely affected to the extent that future losses on these products are greater than anticipated and favorably affected to the extent that future losses are less than anticipated. The current reserve reflects our best estimate of anticipated future losses.

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss (including investment income and mortality and retirement gains or losses) and realized capital gains or losses.  Operating income or loss is equal to revenue less expenses.  Mortality and retirement gains or losses reflect our experience related to SPAs.  A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected.  A retirement gain (loss) occurs when an annuitant retires later (earlier) than expected.

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products.  Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products.  Interest on the payable generally offsets the investment income on the assets available to fund the shortfall.  At March 31, 2008, the receivable from continuing products, net of related deferred taxes payable of $149 million on accrued interest income, was $296 million.  At December 31, 2007, the receivable from continuing products, net of related deferred taxes payable of $147 million on accrued interest income, was $291 million.  These amounts were eliminated in consolidation.

Results of discontinued products for the three months ended March 31, 2008 and 2007 were as follows (pretax):

(Millions)	Results	Charged (Credit) to Reserve for Future Losses	Net (1)
Three months ended March 31, 2008
Net investment income	$53.1	$-	$53.1
Net realized capital gains	2.0	(2.0)	-
Interest earned on receivable from continuing products	6.7	-	6.7
Other revenue	8.6	-	8.6
Total revenue	70.4	(2.0)	68.4
Current and future benefits	77.6	(11.7)	65.9
Operating expenses	2.5	-	2.5
Total benefits and expenses	80.1	(11.7)	68.4
Results of discontinued products	$(9.7)	$9.7	$-

Three months ended March 31, 2007
Net investment income	$85.0	$-	$85.0
Net realized capital gains	4.9	(4.9)	-
Interest earned on receivable from continuing products	6.9	-	6.9
Other revenue	6.8	-	6.8
Total revenue	103.6	(4.9)	98.7
Current and future benefits	80.8	15.3	96.1
Operating expenses	2.6	-	2.6
Total benefits and expenses	83.4	15.3	98.7
Results of discontinued products	$20.2	$(20.2)	$-
(1)	Amounts are reflected in the statements of income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at March 31, 2008 and December 31, 2007 were as follows: (1)

	March 31,	December 31,
(Millions)	2008	2007
Assets:
Debt and equity securities available for sale	$2,953.9	$3,049.3
Mortgage loans	598.2	554.0
Other investments	624.6	581.0
Total investments	4,176.7	4,184.3
Other assets	74.3	142.6
Collateral received under securities loan agreements	236.6	309.6
Current and deferred income taxes	106.0	121.4
Receivable from continuing products (2)	444.6	437.9
Total assets	$5,038.2	$5,195.8

Liabilities:
Future policy benefits	$3,571.9	$3,614.5
Policyholders' funds	20.9	21.0
Reserve for anticipated future losses on discontinued products	1,045.1	1,052.3
Collateral payable under securities loan agreements	236.6	309.6
Other liabilities	163.7	198.4
Total liabilities	$5,038.2	$5,195.8
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	The receivable from continuing products is eliminated in consolidation.

At March 31, 2008 and December 31, 2007, net unrealized capital gains on debt securities available for sale are included above in other liabilities and are not reflected in consolidated shareholders’ equity on our balance sheets.  The reserve for anticipated future losses is included in future policy benefits on our balance sheets.

The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts.  Calculation of the reserve for anticipated future losses requires the projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates and the cost of asset management and customer service.  Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows, except as noted below.

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate.  Mortgage loan cash flow assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date.  The performance of real estate assets has been consistently estimated using the most recent forecasts available.  Since 1997, a debt security default assumption has been included to reflect historical default experience, since the debt security portfolio increased as a percentage of the overall investment portfolio and reflected more debt security credit risk, concurrent with the declines in the mortgage loan and real estate portfolios.

The previous years’ actual participant withdrawal experience is used for the current year assumption.  Prior to 1995, we used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the “Society”).  In 1995, the Society published the 1994 Uninsured Pensioner’s Mortality table which we have used since then.

Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2008 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2007	$1,052.3
Operating loss	(17.6)
Net realized capital gains	2.0
Mortality and other	5.9
Tax benefits	2.5
Reserve for anticipated future losses on discontinued products at March 31, 2008	$1,045.1

Distributions on discontinued products for the three months ended March 31, 2008 and 2007 were as follows:

(Millions)	2008	2007
Scheduled contract maturities, settlements and benefit payments	$113.1	$118.1
Participant-directed withdrawals	.1	.1

16.	Separate Accounts

In 1996, we entered into a contract with UBS Realty Investors, LLC (“UBS”) (formerly known as Allegis Realty Investors, LLC) under which mortgage loan and real estate Separate Account assets would transition out of our business.   On February 29, 2008, approximately $11.7 billion of our mortgage loan and real estate Separate Account assets transitioned to entities sponsored by UBS.  Mortgage loan and real estate Separate Account assets valued at approximately $919 million at March 31, 2008 are expected to transition to entities sponsored by UBS over the next twelve months.  These transitions did not and will not impact our shareholders’ equity, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2008, and the related consolidated statements of income, statements of shareholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 24, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 37.3 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life, long-term care and disability plans, and medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at March 31, 2008 and December 31, 2007 and results of operations for the three months ended March 31, 2008 and 2007.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented herein, as well as the MD&A contained in our 2007 Annual Report on Form 10-K (the “2007 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2008 and 2007:

(Millions)	2008	2007
Revenue:
Health Care	$7,116.0	$5,965.5
Group Insurance	482.9	544.4
Large Case Pensions	139.8	190.1
Total revenue	7,738.7	6,700.0
Net income	431.6	434.6
Operating earnings: (1)
Health Care	461.6	422.7
Group Insurance	34.9	31.1
Large Case Pensions	8.5	9.1
Cash flows from operations	897.6	828.7
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this MD&A on page 20 for a discussion of non-GAAP measures.  Refer to pages 21, 23 and 24 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our operating earnings for the three months ended March 31, 2008, compared to the corresponding period in 2007, reflects continued growth in our Health Care business.  The increase in our operating earnings primarily reflects growth in revenue primarily from increases in membership levels (including members from our acquisitions (refer to Health Care Membership on page 22)) and premium rate increases for renewing membership in 2008, as well as stable underwriting results.  We experienced membership growth in both our administrative services contract (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Insured (where we assume all or a majority of risk for medical and dental care costs) products.  At March 31, 2008, we served approximately 17.5 million medical members (consisting of approximately 34% Insured members and 66% ASC members), 14.2 million dental members and 11.0 million pharmacy members.

We continued to generate strong cash flows from operations in the first quarter of 2008.  These cash flows funded ordinary course operating activities.  We also continued our share repurchase program in the first quarter of 2008, repurchasing approximately 13 million shares of our common stock at a cost of approximately $600 million.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with Statement of Financial Accounting Standards (“FAS”) 131, “Disclosures about Segments of an Enterprise and Related Information,” and is consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements on page 14.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

Our discussion of the results of operations of each business segment is based on operating earnings, which exclude realized capital gains and losses as well as other items, if any, from net income reported in accordance with GAAP.  We believe excluding realized capital gains and losses from net income to arrive at operating earnings provides more useful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that do not relate to the ordinary course of our business from net income to arrive at operating earnings.  In each segment discussion below, we present a table that reconciles operating earnings to net income reported in accordance with GAAP.  Each table details the realized capital gains and losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

HEALTH CARE

Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both an Insured basis and an ASC basis.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  We also offer Medicare and Medicaid products and services and specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

Operating Summary for the Three Months Ended March 31, 2008 and 2007:

(Millions)	2008	2007
Premiums:
Commercial (1)	$4,883.4	$4,512.6
Medicare	1,227.5	651.4
Medicaid	142.6	14.5
Total premiums	6,253.5	5,178.5
Fees and other revenue	797.0	703.5
Net investment income	87.0	87.1
Net realized capital losses	(21.5)	(3.6)
Total revenue	7,116.0	5,965.5
Health care costs (2)	5,086.2	4,177.1
Operating expenses:
Selling expenses	279.3	247.6
General and administrative expenses (3)	1,030.6	869.3
Total operating expenses	1,309.9	1,116.9
Amortization of other acquired intangible assets	26.1	20.1
Total benefits and expenses	6,422.2	5,314.1
Income before income taxes	693.8	651.4
Income taxes	246.2	231.0
Net income	$447.6	$420.4
(1)	Commercial includes all medical, dental and other Insured products, except Medicare and Medicaid.
(2)
The percentage of health care costs related to capitated arrangements with primary care physicians (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 4.9%  and 5.5% for the three months ended March 31, 2008 and 2007, respectively.

(3)	Includes salaries and related benefit expenses of $601.2 million and $524.1 million for the three months ended March 31, 2008 and 2007, respectively.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2008 and 2007:

(Millions)	2008	2007
Net income	$447.6	$420.4
Net realized capital losses	14.0	2.3
Operating earnings	$461.6	$422.7

Operating earnings for the first quarter of 2008 when compared to the corresponding period in 2007 reflect growth in premiums and fees and other revenue, as well as stable underwriting results and continued operating expense efficiencies (operating expenses divided by total revenue).  The growth in premiums and fees and other revenue resulted from increases in membership levels from current and new customers and from our acquisition of the Medicaid business of Schaller Anderson, Incorporated (“Schaller Anderson”) (refer to Membership beginning on page 22) as well as premium rate increases for renewing membership.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums. For the three months ended March 31, 2008 and 2007, our MBRs by product were as follows:

	2008	2007
Commercial	79.8%	79.6%
Medicare	86.0%	88.0%
Medicaid	92.8%	n/m	(1)
Total	81.3%	80.7%
(1)	Our Medicaid results were not meaningful prior to the acquisition of Schaller Anderson on July 31, 2007.

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

Our Commercial products continued to grow during the three months ended March 31, 2008
Commercial premiums increased approximately $371 million for the three months ended March 31, 2008, when compared to the corresponding period in 2007.  This increase reflects premium rate increases on renewing business and an increase in membership levels.

Our Commercial MBR was 79.8% and 79.6% for the three months ended March 31, 2008 and 2007, respectively.  The slight increase in our Commercial MBR for the first quarter 2008 reflects a percentage increase in our per member health care costs that slightly outpaced the percentage increase in per member premiums.  The increase in per member health care costs was driven primarily by increases in costs related to physician services, emergency room and ancillary services, as well as moderate increases in hospital inpatient and outpatient costs.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2007 Annual Report for a discussion of Health Care Costs Payable.

Medicare results for the first quarter 2008 reflect growth from the corresponding period in 2007
Medicare premiums increased approximately $576 million for the three months ended March 31, 2008, compared to the corresponding period in 2007. This increase primarily reflects growth in our group private-fee-for-service Medicare (“PFFS”) plans, including the conversion of a large customer from a Commercial ASC plan to a Medicare Insured plan, and increases in premiums from our Medicare Advantage product, which reflects higher membership levels, rate increases from the Centers for Medicare & Medicaid Services (“CMS”) and true-ups of premium estimates for specified risk adjustments from CMS. The Medicare MBR for the first quarter of 2008 was 86.0%, compared to 88.0% for the corresponding period in 2007. The true-ups of premium estimates discussed above contributed to the decrease in the MBR for the first quarter of 2008 when compared to the first quarter of 2007.

Medicaid results for the first quarter 2008 reflect growth from the Schaller Anderson acquisition
Medicaid premiums increased approximately $128 million for the three months ended March 31, 2008, when compared to the corresponding period in 2007.  This increase primarily reflects an increase in membership from the acquisition of Schaller Anderson in July 2007. The Medicaid MBR of 92.8% for the first quarter of 2008 reflects catastrophic claims and higher than expected medical costs on one of our Insured Medicaid contracts.

Other Sources of Revenue
Fees and other revenue increased approximately $94 million for the three months ended March 31, 2008, compared to the corresponding period in 2007, reflecting revenue from our acquisitions of Schaller Anderson and Goodhealth Worldwide (Bermuda) Limited (“Goodhealth”) as well as growth in ASC membership.

Net realized capital losses for the three months ended March 31, 2008 and 2007 were due primarily to other-than-temporary impairments of debt securities due to increases in debt security yields (refer to Investments – Capital Gains and Losses on page 27 for additional information) partially offset by net gains on the sale of debt securities.

Membership
Health Care’s membership at March 31, 2008 and 2007 was as follows:

	2008			2007
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial (1)	5,387	10,901	16,288	5,157	10,172	15,329
Medicare Advantage	350	-	350	178	-	178
Medicare Health Support Program (2)	-	14	14	-	16	16
Medicaid (1)	174	641	815	50	130	180
Total Medical Membership	5,911	11,556	17,467	5,385	10,318	15,703

Consumer-Directed Health Plans (3)			1,359			910

Dental:
Commercial	5,008	7,584	12,592	4,987	7,215	12,202
Medicare and Medicaid (1)	216	394	610	155	-	155
Network Access (4)	-	964	964	-	1,298	1,298
Total Dental Membership	5,224	8,942	14,166	5,142	8,513	13,655

Pharmacy:
Commercial			9,746			9,398
Medicare PDP (stand-alone)			369			321
Medicare Advantage PDP			181			137
Medicaid (1)			22			19
Total Pharmacy Benefit Management Services			10,318			9,875
Mail Order (5)			633			621
Total Pharmacy Membership			10,951			10,496
(1)
At March 31, 2008, approximately 22,000 State Children’s Health Insurance Program (“SCHIP”) medical members and 19,000 of both SCHIP pharmacy and dental members at March 31, 2007 were reclassified from Commercial to Medicaid.

(2)	Represents members who participated in a CMS pilot program under which we provide disease and case management services to selected Medicare fee-for-service beneficiaries in exchange for a fee.
(3)	Represents members in consumer-directed health plans also included in Commercial medical membership above.
(4)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(5)	Represents members who purchased medications through our mail order pharmacy operations during the first quarter of 2008 and 2007, respectively, and are included in pharmacy membership above.

Total medical, dental and pharmacy membership at March 31, 2008 increased compared to March 31, 2007.  The increase in medical membership was primarily due to growth in our Commercial and Medicaid products.  Growth in Commercial membership was driven by membership growth within existing plan sponsors and new customers, net of lapses.  Growth in Medicaid membership was primarily due to the acquisition of Schaller Anderson in July 2007.

Total dental membership increased in 2008 primarily due to membership acquired in the Schaller Anderson acquisition as well as growth from both new and current customers.

Pharmacy membership increased in 2008 primarily due to growth in our pharmacy benefit management services and mail order operations.  Our pharmacy benefit management services growth was due in part to an increase in Commercial pharmacy membership as well as Medicare Part D prescription drug program membership.  Commercial pharmacy membership increased reflecting strong cross selling success.  Mail order operations reflected an increase in member utilization during this time period.

GROUP INSURANCE

Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic group term life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

Operating Summary for the Three Months Ended March 31, 2008 and 2007:

(Millions)	2008	2007
Premiums:
Life	$269.2	$295.5
Disability	132.0	118.2
Long-term care	22.1	25.9
Total premiums	423.3	439.6
Fees and other revenue	25.2	26.1
Net investment income	64.0	78.4
Net realized capital (losses) gains	(29.6)	.3
Total revenue	482.9	544.4
Current and future benefits	375.9	417.2
Operating expenses:
Selling expenses	24.5	22.2
General and administrative expenses (1)	62.8	61.8
Total operating expenses	87.3	84.0
Amortization of other acquired intangible assets	1.7	1.7
Total benefits and expenses	464.9	502.9
Income before income taxes	18.0	41.5
Income taxes	2.3	10.2
Net income	$15.7	$31.3
(1)	Includes salaries and related benefit expenses of $38.9 million and $30.9 million for the three months ended March 31, 2008 and 2007, respectively.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2008 and 2007:

(Millions)	2008	2007
Net income	$15.7	$31.3
Net realized capital losses (gains)	19.2	(.2)
Operating earnings	$34.9	$31.1

Operating earnings for the three months ended March 31, 2008 increased compared to the corresponding period in 2007 reflecting a higher underwriting margin due to favorable disability results partially offset by lower net investment income.  Life premiums for the three months ended March 31, 2008 reflect the lapse of several large customers, which had a nominal impact on operating earnings.  The group benefit ratio was 88.8% for the three months ended March 31, 2008, compared to 94.9% for the corresponding period in 2007.  The decrease in our group benefit ratio was primarily due to a decrease in our disability group benefit ratio due to favorable experience.

Net realized capital losses for the three months ended March 31, 2008 were primarily due to other-than-temporary impairments of debt securities due to increases in debt security yields (refer to Investments – Capital Gains and Losses on page 27 for additional information).  Net realized capital gains for the three months ended March 31, 2007 were due primarily to net gains on the sale of debt securities substantially offset by other-than-temporary impairments of debt securities due to increases in debt security yields.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2008 and 2007:

(Millions)	2008	2007
Premiums	$51.9	$55.8
Net investment income	92.2	129.0
Other revenue	3.1	3.2
Net realized capital (losses) gains	(7.4)	2.1
Total revenue	139.8	190.1
Current and future benefits	133.0	173.2
General and administrative expenses (1)	3.7	3.6
Total benefits and expenses	136.7	176.8
Income before income taxes	3.1	13.3
Income taxes (benefits)	(.6)	2.9
Net income	$3.7	$10.4
(1)	Includes salaries and related benefit expenses of $2.8 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively.

	At March 31,
(Millions)	2008	2007
Assets under management: (1)
Fully guaranteed discontinued products	$4,193.5	$4,332.5
Experience-rated	4,374.7	4,729.7
Non-guaranteed (2)	3,723.0	14,877.9
Total assets under management	$12,291.2	$23,940.1
(1)	Excludes net unrealized capital gains of $82.4 million and $177.7 million at March 31, 2008 and 2007, respectively.
(2)
In February 2008, approximately $11.7 billion of our mortgage loan and real estate Separate Account assets transitioned to entities sponsored by UBS.  Refer to Note 16 of Condensed Notes to Consolidated Financial Statements on page 17 for additional information.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2008 and 2007:

(Millions)	2008	2007
Net income	$3.7	$10.4
Net realized capital losses (gains)	4.8	(1.3)
Operating earnings	$8.5	$9.1

General account assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three months ended March 31, 2008 and 2007 were as follows:

(Millions)	2008	2007
Scheduled contract maturities and benefit payments (1)	$85.0	$91.1
Contract holder withdrawals other than scheduled contract maturities and benefit payments	20.1	1.1
Participant-directed withdrawals	.8	1.1
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

Results of operations of discontinued products, including net realized capital gains (losses), are credited (charged) to the reserve for anticipated future losses.  Our results of operations would be adversely affected to the extent that future losses on these products are greater than anticipated and favorably affected to the extent future losses are less than anticipated.

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss (including investment income and mortality and retirement gains or losses) and realized capital gains or losses.  Operating income or loss is equal to revenue less expenses.  Mortality and retirement gains or losses reflect our experience related to SPAs.  A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected.  A retirement gain (loss) occurs when an annuitant retires later (earlier) than expected.

The results of discontinued products for the three months ended March 31, 2008 and 2007 were as follows:

(Millions)	2008	2007
Interest (deficit) margin (1)	$(15.9)	$2.7
Net realized capital gains	1.3	3.2
Interest earned on receivable from continuing products	4.4	4.5
Other, net	6.4	5.2
Results of discontinued products, after tax	$(3.8)	$15.6

Results of discontinued products, pretax	$(9.7)	$20.2

Net realized capital (losses) gains from sales and other-than-temporary impairments of debt securities,
after tax (included above)	$(9.4)	$2.9
(1)	The interest margin (deficit) is the difference between earnings on invested assets and interest credited to the reserves.

The interest deficit for the three months ended March 31, 2008 compared to the interest margin for the corresponding period in 2007 is primarily due to lower net investment income.

Net realized capital gains for the first quarter of 2008 were due primarily to gains on the sale of equity and debt securities and derivatives partially offset by other-than-temporary impairments of debt securities due to increases in debt security yields (refer to Investments – Capital Gains and Losses on page 27 for additional information).  Net realized capital gains for the first quarter of 2007 were due primarily to net gains on the sale of debt securities partially offset by other-than-temporary impairments of debt securities due to increases in debt security yields.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2008 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2007	$1,052.3
Operating loss	(17.6)
Net realized capital gains	2.0
Mortality and other	5.9
Tax benefits	2.5
Reserve for anticipated future losses on discontinued products at March 31, 2008	$1,045.1

Refer to Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 15 for additional information on the assets and liabilities supporting discontinued products at March 31, 2008 and December 31, 2007 as well as a discussion of the reserves for anticipated future losses on discontinued products.

INVESTMENTS

At March 31, 2008 and December 31, 2007, our investment portfolio consisted of the following:

	March 31,	December 31,
(Millions)	2008	2007
Debt and equity securities available for sale	$15,197.0	$14,995.3
Mortgage loans	1,583.0	1,512.6
Short-term and other investments	1,546.9	1,383.7
Total investments	$18,326.9	$17,891.6

Our investment portfolio has not experienced material losses from the sub-prime market.  We have evaluated the composition of our investment portfolio at March 31, 2008 and do not believe it has significant exposure to the sub-prime market.

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees).  Anticipated future losses associated with investments supporting discontinued fully guaranteed Large Case Pensions products are provided for in the reserve for anticipated future losses on discontinued products.

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not affect our results of operations.  Our total investments supported the following products at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(Millions)	2008	2007
Supporting experience-rated products	$1,804.5	$1,854.9
Supporting discontinued products	4,176.7	4,184.3
Supporting remaining products	12,345.7	11,852.4
Total investments	$18,326.9	$17,891.6

Debt and Equity Securities
The debt securities in our portfolio had an average quality rating of A+ at March 31, 2008 and at December 31, 2007, with approximately $5.3 billion rated AAA on each date.  Total debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $778 million and $791 million at March 31, 2008 and December 31, 2007, respectively (of which 21% at March 31, 2008 and 24% at December 31, 2007 supported our discontinued and experience-rated products).

We classify our debt and equity securities as available for sale, carrying them at fair value on our balance sheet.  Approximately 4% of our debt and equity securities at March 31, 2008 are valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with FAS 157, “Fair Value Measurements”).  Refer to Note 12 of Condensed Notes to Consolidated Financial Statements beginning on page 10 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At March 31, 2008 and December 31, 2007, our debt and equity securities had net unrealized gains of $66 million and $209 million, respectively, of which $79 million and $145 million, respectively, related to our experience-rated and discontinued products.  Certain of our individual debt securities, primarily those of issuers in the financial services sector, have higher levels of unrealized capital losses at March 31, 2008 due to increases in debt security yields in 2008, rather than unfavorable changes in the credit quality of such securities.  We have reviewed these individual debt securities for other-than-temporary impairments (see below) and have the intent and ability to hold these securities until market recovery.  We had no material unrealized capital losses on individual debt or equity securities at December 31, 2007.

We regularly review our debt and equity securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, the carrying value of the security is written down, and the amount of the write down is included in our results of operations.  Accounting for other-than-temporary impairments of our investment securities is considered a critical accounting estimate.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Investment Securities in our 2007 Annual Report for additional information.

Capital Gains and Losses
For the three months ended March 31, 2008 and 2007, net realized capital losses were $59 million ($38 million after tax) and $1 million ($.8 million after tax).  Included in net realized capital losses for the first quarter of 2008 and 2007 were $82 million ($53 million after tax) and $17 million ($11 million after tax), respectively, of other-than-temporary impairment charges on debt securities that were in an unrealized loss position primarily due to market value declines related to increases in debt security yields in 2008 and 2007 rather than unfavorable changes in the credit quality of such securities.  Increases in these yields can be mainly driven by increases in U.S. Treasury rates (as happened during 2007), or increases in market spreads to U.S. Treasury rates (as happened during 2008).  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  We had no individually material realized losses on debt or equity securities that materially impacted our results of operations during the three months ended March 31, 2008 or 2007.

Mortgage Loans
Our mortgage loan portfolio (which is primarily secured by commercial real estate) represented 9% and 8% of our total invested assets at March 31, 2008 and December 31, 2007, respectively.  There were no specific impairment reserves on these loans at March 31, 2008 or December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Generally, we meet our operating requirements by maintaining appropriate levels of liquidity in our investment portfolio and using overall cash flows from premiums, deposits and income received on investments. We monitor the duration of our portfolio of debt securities (which is highly marketable) and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses and share repurchases.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2008 and 2007.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment, because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2008	2007
Cash flows from operating activities
Health Care and Group Insurance (including corporate interest)	$960.6	$904.3
Large Case Pensions	(63.0)	(75.6)
Net cash provided by operating activities	897.6	828.7

Cash flows from investing activities
Health Care and Group Insurance	(557.0)	(129.6)
Large Case Pensions	39.0	116.2
Net cash used for investing activities	(518.0)	(13.4)

Net cash used for financing activities	(262.9)	(265.5)
Net increase in cash and cash equivalents	$116.7	$549.8

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $961 million in the three months ended March 31, 2008 and $904 million in the three months ended March 31, 2007.  Cash flows for the three months ended March 31, 2008 reflect the receipt of approximately $127 million in premium stabilization funds from a large customer.  Cash flows for the three months ended March 31, 2007 reflect approximately $202 million of advance payments (for the month of April 2007) from CMS that were not earned in the period.

We repurchased approximately 13 million shares of common stock at a cost of approximately $600 million during the three months ended March 31, 2008 and 7 million shares of common stock at a cost of approximately $303 million during the three months ended March 31, 2007.  At March 31, 2008, the capacity remaining under our share repurchase program was approximately $1.1 billion.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 9 for more information.

Other Liquidity Information
We currently intend to pay an annual dividend of $.04 per common share, payable in the fourth quarter of 2008.  Our Board reviews our common stock dividend annually.  Among the factors to be considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

We use short-term borrowings from time to time to address timing differences between cash receipts and disbursements.  Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 and a one-year credit program for certain of our subsidiaries with a borrowing capacity of up to $45 million.  The $1.5 billion revolving credit facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the facility.  The credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions.  The maximum amount of short-term borrowings outstanding during the first quarter of 2008 was $491 million.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 26% at March 31, 2008.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance and pledging or selling of assets.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 9 for additional information on our short-term and long-term debt.

After tax interest expense was $35 million for the three months ended March 31, 2008 compared to $28 million for the corresponding period in 2007.  The increase in interest expense for the three months ended March 31, 2008 related to higher overall average long-term debt levels as a result of our issuance of senior notes in December 2007.

Other Common Stock Transactions
On February 8, 2008, approximately 4.4 million stock appreciation rights, approximately .2 million restricted stock units and approximately .4 million performance stock units were granted to certain employees.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 9 for additional information.

Ratings

At April 23, 2008, the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations (“Rating Agencies”) were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper) (1)	AMB-2	F1	P-2	A-2

ALIC (1)	A	AA-	Aa3	A	+
(1)	The Rating Agencies have stated that the outlook for Aetna’s senior debt and ALIC’s financial strength is stable.

CRITICAL ACCOUNTING ESTIMATES

Refer to Critical Accounting Estimates in our 2007 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we made using information available at the time the estimates were made.  However, these estimates could change materially if different information or assumptions were used.

REGULATORY ENVIRONMENT

Refer to Regulatory Environment in our 2007 Annual Report for information on regulation of our business.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The Forward-Looking Information/Risk Factors portion of our 2007 Annual Report contains a discussion of important risk factors related to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have no material changes in our exposures to market risk since December 31, 2007.  Refer to Risk Management and Market-Sensitive Instruments in our 2007 Annual Report for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2008 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The following table provides information about our monthly share repurchases as part of publicly announced programs for the three months ended March 31, 2008:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January 1, 2008 - January 31, 2008	-	$-	-	$901.9
February 1, 2008 - February 29, 2008	4.2	50.74	4.2	1,438.8
March 1, 2008 - March 31, 2008	8.6	44.75	8.6	1,051.9
Total	12.8	$46.71	12.8	N/A

On September 28, 2007 and February 29, 2008, we announced that our Board authorized two share repurchase programs for the repurchase of up to $1.25 billion and $750 million, respectively, of our common stock.  During the first quarter of 2008, we repurchased approximately 13 million shares of common stock at a cost of approximately $600 million (approximately $47 million of these repurchases were settled in early April).  At March 31, 2008, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock remaining under the Board authorizations.

Item 6.	Exhibits

Exhibits to this Form 10-Q is as follows:

10	Material contracts

10.1	$1,500,000,000 Amended and Restated Five-Year Credit Agreement dated as of March 27, 2008, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on April 1, 2008.

10.2	Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, which begins on page 6 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 23, 2008 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: April 24, 2008	By /s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Vice President and Controller
(Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method
10	Material contracts

10.2	Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 24, 2008 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic