Form 10-Q/A
period 2008-06-30
AETNA INC /PA/
filed 2008-08-01
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

There were 471.6 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at June 30, 2008.

Aetna Inc.
Form 10-Q/A
For the Quarterly Period Ended June 30, 2008

Due to a computer error during the EDGAR filing process, Aetna Inc.'s Quarterly Report on From 10-Q for the period ended June 30, 2008 filed on July 31, 2008 was incomplete.  This amendment to that Form 10-Q ("10-Q/A") is being filed to provide the information inadvertently omitted due to that computer error from the prior filing.

Aetna Inc.
Form 10-Q/A
For the Quarterly Period Ended June 30, 2008

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q/A (except the Report of Independent Registered Public Accounting Firm on page 20), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2008	2007	2008	2007
Revenue:
Health care premiums	$6,288.9	$5,292.8	$12,542.4	$10,471.3
Other premiums	473.3	503.2	948.5	998.6
Fees and other revenue *	829.3	736.2	1,654.6	1,469.0
Net investment income	258.7	308.3	501.9	602.8
Net realized capital losses	(22.1)	(46.6)	(80.6)	(47.8)
Total revenue	7,828.1	6,793.9	15,566.8	13,493.9
Benefits and expenses:
Health care costs **	5,153.3	4,313.9	10,239.5	8,491.0
Current and future benefits	500.8	576.7	1,009.7	1,167.1
Operating expenses:
Selling expenses	275.6	256.8	579.4	526.6
General and administrative expenses	1,122.4	957.6	2,219.5	1,892.3
Total operating expenses	1,398.0	1,214.4	2,798.9	2,418.9
Interest expense	56.6	42.8	111.0	85.1
Amortization of other acquired intangible assets	27.3	21.8	55.1	43.6
Reduction of reserve for anticipated future losses on discontinued products	(43.8)	(64.3)	(43.8)	(64.3)
Total benefits and expenses	7,092.2	6,105.3	14,170.4	12,141.4
Income before income taxes	735.9	688.6	1,396.4	1,352.5
Income taxes (benefits):
Current	247.3	244.3	487.9	476.8
Deferred	8.1	(7.0)	(3.6)	(10.2)
Total income taxes	255.4	237.3	484.3	466.6
Net income	$480.5	$451.3	$912.1	$885.9
Earnings per common share:
Basic	$1.00	$.88	$1.87	$1.72

Diluted	$.97	$.85	$1.82	$1.66
* Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $16.3 million and $29.9 million (net of pharmaceutical and processing costs of $398.8 million and $777.4 million) for the three and six months ended June 30, 2008, respectively, and $17.2 million and $28.3 million (net of pharmaceutical and processing costs of $362.9 million and $713.6 million) for the three and six months ended June 30, 2007, respectively.

** Health care costs have been reduced by Insured member co-payment revenue related to our mail order and specialty pharmacy operations of $28.3 million and $56.4 million for the three and six months ended June 30, 2008, respectively, and $25.0 million and $50.4 million for the three and six months ended June 30, 2007, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited) At June 30,	At December 31,
(Millions)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$830.8	$1,254.0
Investments	493.6	851.5
Premiums receivable, net	692.7	479.8
Other receivables, net	620.0	589.1
Accrued investment income	195.5	189.2
Collateral received under securities loan agreements	1,001.9	1,142.4
Income taxes receivable	13.2	-
Deferred income taxes	281.7	321.7
Other current assets	441.0	438.7
Total current assets	4,570.4	5,266.4
Long-term investments	17,823.9	17,040.1
Reinsurance recoverables	1,070.1	1,093.2
Goodwill	5,081.3	5,081.0
Other acquired intangible assets, net	725.3	780.4
Property and equipment, net	393.4	364.0
Deferred income taxes	13.8	-
Other long-term assets	1,959.6	1,850.2
Separate Accounts assets (Note 15)	7,054.4	19,249.4
Total assets	$38,692.2	$50,724.7

Liabilities and shareholders' equity
Current liabilities:
Health care costs payable	$2,488.8	$2,177.4
Future policy benefits	753.0	763.8
Unpaid claims	529.3	625.9
Unearned premiums	248.3	198.4
Policyholders' funds	782.3	668.2
Collateral payable under securities loan agreements	1,001.9	1,142.4
Short-term debt	635.6	130.7
Income taxes payable	-	5.9
Accrued expenses and other current liabilities	2,045.7	1,962.0
Total current liabilities	8,484.9	7,674.7
Future policy benefits	7,097.6	7,253.2
Unpaid claims	1,254.8	1,234.1
Policyholders' funds	1,192.5	1,225.7
Long-term debt	3,139.1	3,138.5
Income taxes payable	8.7	13.0
Deferred income taxes	-	146.4
Other long-term liabilities	754.3	751.3
Separate Accounts liabilities (Note 15)	7,054.4	19,249.4
Total liabilities	28,986.3	40,686.3
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock ($.01 par value; 2.8 billion shares authorized; 471.6 million and 496.3 million
shares issued and outstanding in 2008 and 2007, respectively) and additional paid-in capital	288.1	188.8
Retained earnings	9,850.4	10,138.0
Accumulated other comprehensive loss	(432.6)	(288.4)
Total shareholders' equity	9,705.9	10,038.4
Total liabilities and shareholders' equity	$38,692.2	$50,724.7

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Six Months Ended June 30, 2008
Balance at January 1, 2008	496.3	$188.8	$10,138.0	$(288.4)	$10,038.4
Comprehensive income:
Net income	-	-	912.1	-	912.1	$912.1
Other comprehensive loss (Note 6):
Net unrealized losses on securities	-	-	-	(144.7)	(144.7)
Net foreign currency gains	-	-	-	.9	.9
Net derivative losses	-	-	-	(1.4)	(1.4)
Pension and OPEB plans	-	-	-	1.0	1.0
Other comprehensive loss	-	-	-	(144.2)	(144.2)	(144.2)
Total comprehensive income						$767.9
Common shares issued for benefit plans,
including tax benefits	1.8	99.6	-	-	99.6
Repurchases of common shares	(26.5)	(.3)	(1,199.7)	-	(1,200.0)
Balance at June 30, 2008	471.6	$288.1	$9,850.4	$(432.6)	$9,705.9
Six Months Ended June 30, 2007
Balance at January 1, 2007	516.0	$366.2	$9,403.6	$(511.8)	$9,258.0
Comprehensive income:
Net income	-	-	885.9	-	885.9	$885.9
Other comprehensive loss (Note 6):
Net unrealized losses on securities	-	-	-	(109.6)	(109.6)
Net foreign currency gains	-	-	-	2.5	2.5
Net derivative gains	-	-	-	.3	.3
Pension and OPEB plans	-	-	-	11.0	11.0
Other comprehensive loss	-	-	-	(95.8)	(95.8)	(95.8)
Total comprehensive income						$790.1
Common shares issued for benefit plans,
including tax benefits	8.2	237.6	-	-	237.6
Repurchases of common shares	(12.8)	(592.3)	(12.9)	-	(605.2)
Balance at June 30, 2007	511.4	$11.5	$10,276.6	$(607.6)	$9,680.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2008	2007
Cash flows from operating activities:
Net income	$912.1	$885.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	185.9	148.3
Equity in earnings of affiliates, net	34.1	(74.0)
Stock-based compensation expense	55.5	45.7
Net realized capital losses	80.6	47.8
Amortization of net investment premium	.2	8.4
Changes in assets and liabilities:
Accrued investment income	(6.3)	1.7
Premiums due and other receivables	(272.7)	(157.6)
Income taxes	(26.9)	(57.0)
Other assets and other liabilities	(78.5)	(106.8)
Health care and insurance liabilities	201.0	408.2
Other, net	(.9)	(1.6)
Net cash provided by operating activities	1,084.1	1,149.0

Cash flows from investing activities:
Proceeds from sales and maturities of investments	6,326.4	5,238.4
Cost of investments	(7,025.9)	(5,203.9)
Increase in property, equipment and software	(192.9)	(173.8)
Net cash used for investing activities	(892.4)	(139.3)

Cash flows from financing activities:
Net issuance (repayment) of short-term debt	505.8	(44.7)
Deposits and interest credited for investment contracts	4.1	4.6
Withdrawals of investment contracts	(5.9)	(4.4)
Common shares issued under benefit plans	17.9	100.0
Stock-based compensation tax benefits	20.4	88.5
Common shares repurchased	(1,157.2)	(626.3)
Net cash used for financing activities	(614.9)	(482.3)

Net (decrease) increase in cash and cash equivalents	(423.2)	527.4
Cash and cash equivalents, beginning of period	1,254.0	880.0
Cash and cash equivalents, end of period	$830.8	$1,407.4

Supplemental cash flow information:
Interest paid	$112.7	$85.9
Income taxes paid	491.0	435.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 14 beginning on page 16 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2007 Annual Report on Form 10-K (the “2007 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2007 Annual Report, unless the information contained in those disclosures materially changed.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require new fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for nonfinancial assets and liabilities until January 2009. Refer to Note 11 beginning on page 10 for additional information on our fair value measurements.

Future Application of Accounting Standards
Business Combinations and Noncontrolling Interests
In December 2007, the FASB released FAS 141R, “Business Combinations” and FAS 160, “Noncontrolling Interests in Consolidated Financial Statements.”  Both standards will be effective for transactions that occur after January 1, 2009.

FAS 141R applies to all business combinations and will require the acquiring entity to recognize the assets and liabilities acquired at their respective fair values.  This standard changes the accounting for business combinations in several areas.  If we complete an acquisition after the effective date of FAS 141R, some of these changes could result in increased volatility in our results of operations and financial position.  For example, transaction costs, which are currently capitalized in a business combination, will be expensed as incurred.  Additionally, pre-acquisition contingencies (such as in-process lawsuits acquired) and contingent consideration (such as additional consideration that would be payable upon the occurrence of specified events in the future) will be recorded at fair value at the acquisition date, with subsequent changes in fair value reflected in our results of operations.  Under current accounting guidance, adjustments to these contingencies are reflected in the allocation of purchase price if they occur within a certain period of time after the acquisition date.

FAS 160 amends previous guidance and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (often otherwise referred to as the minority interest) and for deconsolidation of the subsidiary.

Enhanced Derivative Disclosures
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will require enhanced disclosures concerning our use of derivative instruments and any related hedging activity. Since this standard affects only disclosures, it will not impact our financial position or results of operations when it becomes effective on January 1, 2009.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (i.e., the numerator) by the weighted average number of common shares outstanding (i.e., the denominator) during the quarter.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of stock options, stock appreciation rights and other dilutive financial instruments, but only in the quarters in which such effect is dilutive.

The computations of basic and diluted EPS for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2008	2007	2008	2007
Net Income	$480.5	$451.3	$912.1	$885.9
Weighted average shares used to compute basic EPS	480.6	513.3	487.4	514.7
Dilutive effect of outstanding stock-based compensation awards (1)	15.2	18.5	15.0	19.4
Weighted average shares used to compute diluted EPS	495.8	531.8	502.4	534.1
Basic EPS	$1.00	$.88	$1.87	$1.72
Diluted EPS	$.97	$.85	$1.82	$1.66
(1)
Approximately 10.4 million and 5.4 million stock appreciation rights (“SARs”) (with exercise prices ranging from $43.45 to $59.76) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2008, respectively, and approximately 5.0 million and 5.2 million SARs (with exercise prices ranging from $49.71 to $52.29 and from $44.22 to $52.29, respectively) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2007, respectively, as their exercise prices were greater than the average market price of common shares during such periods.

4.	Operating Expenses

For the three and six months ended June 30, 2008 and 2007, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Selling expenses	$275.6	$ 256.8	$579.4	$ 526.6
General and administrative expenses:
Salaries and related benefits	631.6	567.5	1,274.5	1,125.4
Other general and administrative expenses	490.8	390.1	945.0	766.9
Total general and administrative expenses	1,122.4	957.6	2,219.5	1,892.3
Total operating expenses	$1,398.0	$ 1,214.4	$2,798.9	$ 2,418.9

5.	Investments

Total investments at June 30, 2008 and December 31, 2007 were as follows:
	June 30, 2008			December 31, 2007
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$433.7	$14,871.1	$15,304.8	$822.9	$14,309.0	$15,131.9
Mortgage loans	59.1	1,590.9	1,650.0	27.3	1,485.3	1,512.6
Other investments	.8	1,361.9	1,362.7	1.3	1,245.8	1,247.1
Total investments	$493.6	$17,823.9	$18,317.5	$851.5	$17,040.1	$17,891.6

Summarized below are our debt and equity securities with gross unrealized losses at June 30, 2008 and December 31, 2007, along with the related fair value, aggregated by the length of time the investments have been in an unrealized loss position:
	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2008
Debt securities:
U.S. government securities	$95.9	$.2	$24.4	$.4	$120.3	$.6
State, municipalities and political subdivisions	922.6	21.8	102.4	5.3	1,025.0	27.1
U.S. corporate securities	2,810.4	87.6	1,268.3	131.7	4,078.7	219.3
Foreign securities	846.3	18.1	155.8	22.0	1,002.1	40.1
Mortgage-backed and other asset-backed securities	1,045.3	31.4	647.2	48.2	1,692.5	79.6
Redeemable preferred securities	85.2	8.3	181.2	41.3	266.4	49.6
Total debt securities	5,805.7	167.4	2,379.3	248.9	8,185.0	416.3
Equity securities	16.5	2.2	.1	-	16.6	2.2
Total debt and equity securities	$5,822.2	$169.6	$2,379.4	$248.9	$8,201.6	$418.5

December 31, 2007
Debt securities:
U.S. government securities	$41.7	$.4	$5.3	$.1	$47.0	$.5
State, municipalities and political subdivisions	246.4	3.1	130.5	2.2	376.9	5.3
U.S. corporate securities	1,699.8	60.5	787.6	37.9	2,487.4	98.4
Foreign securities	278.2	4.7	262.5	13.8	540.7	18.5
Mortgage-backed and other asset-backed securities	330.0	10.1	977.4	18.3	1,307.4	28.4
Redeemable preferred securities	116.4	11.9	100.3	15.3	216.7	27.2
Total debt securities	2,712.5	90.7	2,263.6	87.6	4,976.1	178.3
Equity securities	.3	.4	-	-	.3	.4
Total debt and equity securities	$2,712.8	$91.1	$2,263.6	$87.6	$4,976.4	$178.7
(1)
At June 30, 2008 and December 31, 2007, debt and equity securities in an unrealized loss position of $137.5 million and $60.9 million, respectively, and related fair value of $2.1 billion and $1.4 billion, respectively, related to discontinued and experience-rated products.

Unrealized losses at June 30, 2008 and December 31, 2007 were generally caused by recent increases in U.S. Treasury rates and increases in market spreads to the U.S. Treasury rate.  In accordance with our accounting policy, we record an other-than-temporary impairment unless we determine that sufficient market recovery can occur within a reasonable period of time and that we have the intent and ability to hold the investment until market recovery, which may be until maturity.  In determining our ability to hold a security until full recovery of value, we consider the forecasted recovery period, expected investment returns relative to other funding sources, the credit quality of the investment, our projected cash flow and capital requirements and other factors.  We have the ability and intent to hold the securities in the table above until their cost can be recovered, which we expect will occur at maturity, if not sooner.  Therefore, no other-than-temporary impairment was determined to have occurred on these investments.

Sources of net investment income for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Debt securities	$222.3	$215.0	$431.8	$437.1
Mortgage loans	28.8	27.5	56.5	56.5
Cash equivalents and other short-term investments	14.2	21.2	35.0	37.7
Other	2.3	53.9	(4.0)	89.8
Gross investment income	267.6	317.6	519.3	621.1
Less: investment expenses	(8.9)	(9.3)	(17.4)	(18.3)
Net investment income (1)	$258.7	$308.3	$501.9	$602.8
(1)
Includes amounts related to experience-rated contract holders of $27.8 million and $54.4 million during the three and six months ended June 30, 2008, respectively, and $30.2 million and $61.5 million during the three and six months ended June 30, 2007, respectively.  Interest credited to experience-rated contract holders is included in current and future benefits in our statements of income.

Net realized capital losses were $22 million and $81 million for the three and six months ended June 30, 2008, respectively, and $47 million and $48 million for the three and six months ended June 30, 2007, respectively.  Included in net realized capital losses were $50 million and $132 million for the three and six months ended June 30, 2008, respectively, and $54 million and $71 million for the three and six months ended June 30, 2007, respectively, of other-than-temporary impairment charges for securities that were in an unrealized loss position primarily due to market value declines related to increases in debt security yields in 2008 and 2007 rather than unfavorable changes in the credit quality of such securities.  The increases in debt security yields were driven primarily by increases in U.S. Treasury rates in the three months ended June 30, 2008 and the three and six months ended June 30, 2007 and increases in market spreads to U.S. Treasury rates in the six months ended June 30, 2008.  The market spreads to U.S. Treasury rates tightened in the three months ended June 30, 2008, partially offsetting the increase in U.S. Treasury rates.  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairments of Investment Securities in our 2007 Annual Report for additional information.

6.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income (excluding amounts related to experience-rated contract holders and discontinued products) for the six months ended June 30, 2008 and 2007.

	Net Unrealized Gains (Losses)			Pension and OPEB Plans
(Millions)	Securities	Foreign Currency	Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Six Months Ended June 30, 2008
Balance at January 1, 2008	$53.3	$15.2	$(8.2)	$(395.8)	$47.1	$(288.4)
Unrealized net (losses) gains arising
during the period ($(309.2) pretax)	(205.0)	.9	3.1	-	-	(201.0)
Reclassification to earnings ($87.4 pretax)	60.3	-	(4.5)	2.8	(1.8)	56.8
Other comprehensive (loss) income
during the period	(144.7)	.9	(1.4)	2.8	(1.8)	(144.2)
Balance at June 30, 2008	$(91.4)	$16.1	$(9.6)	$(393.0)	$45.3	$(432.6)

Six Months Ended June 30, 2007
Balance at January 1, 2007	$66.5	$11.6	$7.6	$(620.0)	$22.5	$(511.8)
Unrealized net (losses) gains arising
during the period ($(218.6) pretax)	(143.0)	2.5	(1.6)	-	-	(142.1)
Reclassification to earnings ($71.2 pretax)	33.4	-	1.9	10.6	.4	46.3
Other comprehensive (loss) income
during the period	(109.6)	2.5	.3	10.6	.4	(95.8)
Balance at June 30, 2007	$(43.1)	$14.1	$7.9	$(609.4)	$22.9	$(607.6)

7.	Employee Benefit Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and six months ended June 30, 2008 and 2007 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$10.8	$10.8	$21.6	$21.6	$.1	$.1	$.2	$.2
Interest cost	78.0	74.8	156.0	149.6	5.0	5.4	10.0	10.8
Expected return on plan assets	(121.1)	(116.4)	(242.2)	(232.8)	(1.0)	(1.0)	(2.0)	(2.0)
Amortization of prior service cost	(.5)	1.2	(1.0)	2.4	(.9)	(.9)	(1.8)	(1.8)
Recognized net actuarial loss	1.6	6.9	3.2	13.8	.6	1.4	1.2	2.8
Net periodic benefit (income) cost	$(31.2)	$(22.7)	$(62.4)	$(45.4)	$3.8	$5.0	$7.6	$10.0

8.	Debt

The carrying value of our long-term debt at June 30, 2008 and December 31, 2007 was as follows:
	June 30,	December 31,
(Millions)	2008	2007
Senior Notes, 5.75%, due 2011	$449.7	$449.7
Senior Notes, 7.875%, due 2011	449.0	448.8
Senior Notes, 6.0%, due 2016	746.5	746.2
Senior Notes, 6.625%, due 2036	798.6	798.5
Senior Notes, 6.75%, due 2037	695.3	695.3
Total long-term debt	$3,139.1	$3,138.5

At June 30, 2008 and December 31, 2007, we had approximately $630 million and $100 million, respectively, of commercial paper outstanding with a weighted average interest rate of 2.91% and 5.44%, respectively.  At June 30, 2008 and December 31, 2007, there was approximately $6 million and $31 million, respectively, outstanding under a short-term credit program that is secured by assets of certain of our subsidiaries.

At June 30, 2008, we had an unsecured $1.5 billion, five-year revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013, and may be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions. The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2007 at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity (excluding any overfunded or underfunded status of our pension and OPEB plans in accordance with FAS 158 and any net unrealized capital gains and losses) and total debt (as defined in the Facility).  We met this requirement at June 30, 2008.  There were no amounts outstanding under the Facility at June 30, 2008.

9.	Capital Stock

On September 28, 2007, February 29, 2008 and June 27, 2008, our Board of Directors (the “Board”) authorized share repurchase programs for the repurchase of up to $1.25 billion, $750 million and $750 million, respectively, of our common stock.  During the six month period ended June 30, 2008, we repurchased approximately 27 million shares of common stock at a cost of approximately $1.2 billion (approximately $43 million of these repurchases were settled in early July), completing the September 28, 2007 authorization and utilizing a portion of the February 29, 2008 authorization.  At June 30, 2008, we had remaining authorization to repurchase an aggregate of up to $1.2 billion of common stock under the Board authorizations.

On February 8, 2008, approximately 4.4 million SARs, .2 million restricted stock units (“RSUs”) and .4 million performance stock units (“PSUs”) were granted to certain employees.  If exercised by the employee, the SARs will be settled in stock, net of taxes, based on the appreciation of our stock price over $50.70 per share.  For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period.  The SARs and RSUs will become 100% vested three years from the grant date, with one-third of the SARs and RSUs vesting each year.  The PSUs vest on December 31, 2009.  The number of vested PSUs (which could be as high as 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals as determined by the Board’s Committee on Compensation and Organization.  The value of each vested PSU is equal to one share of common stock, net of taxes.

10.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at June 30, 2008, the amount of dividends that may be paid to Aetna through the end of 2008 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.3 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $5.6 billion and $5.3 billion at June 30, 2008 and December 31, 2007, respectively.

11.	Fair Value Measurements

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

When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1.  In other cases where a quoted market price for identical assets in an active market is either not available or not observable, we estimate fair values using valuation methodologies based on available and observable market information or by using a matrix pricing model.  These financial assets would then be classified as Level 2.  If quoted market prices are not available, we determine fair value using broker quotes or an internal analysis of each investment’s financial statements and cash flow projections.  In these instances, financial assets will be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets may be classified in Level 3 even though there may be some significant inputs that may be readily available.

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

Equity Securities - We currently have two classifications of equity securities: those that are publicly traded and those that are privately held.  Our publicly traded securities are classified as Level 1 because quoted prices are available for these securities in an active market.  For privately held equity securities, there is no active market; therefore, we classify these securities as Level 3 because we must price these securities through an internal analysis of each investment’s financial statements and cash flow projections.

Derivatives - Our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.

Our financial assets with changes in fair value that are measured on a recurring basis at June 30, 2008 were as follows (there were no liabilities measured at fair value at June 30, 2008):

(Millions)	Level 1	Level 2	Level 3	Total
Debt Securities	$946.3	$13,702.4	$609.6	$15,258.3
Equity Securities	4.2	-	42.3	46.5
Derivatives	-	.8	-	.8
Total	$950.5	$13,703.2	$651.9	$15,305.6

The changes in the balances of Level 3 financial assets for the three and six months ended June 30, 2008 were as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
(Millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Beginning balance	$647.9	$33.1	$681.0	$642.5	$38.9	$681.4
Net realized and unrealized (losses) gains:
Included in earnings (1)	(4.6)	-	(4.6)	(11.0)	-	(11.0)
Included in other comprehensive income	(1.7)	-	(1.7)	(4.7)	-	(4.7)
Other (2)	(3.4)	(.2)	(3.6)	(13.5)	10.1	(3.4)
Purchases, issuance, and settlements	(21.8)	-	(21.8)	(28.2)	(22.4)	(50.6)
Transfers in and/or out of Level 3 (3)	(6.8)	9.4	2.6	24.5	15.7	40.2
Ending Balance	$609.6	$42.3	$651.9	$609.6	$42.3	$651.9

The amount of total gains and losses included in net realized capital losses attributable to the change in unrealized gains or losses relating to Level 3 assets still held	$(4.8)	$-	$(4.8)	$(11.7)	$-	$(11.7)
(1)
For the three and six months ended June 30, 2008, $(5.0) million and $(11.7) million, respectively, were included in net realized capital losses and $.4 million and $.7 million, respectively, were included in net investment income.

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

Separate Account assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 11.  Separate Account assets also include investments in real estate that are carried at fair value.  The following is a description of the valuation methodology used to price these real estate investments, including the general classification pursuant to the valuation hierarchy.

Real Estate - The values of the underlying real estate investments are estimated using generally accepted valuation techniques and give consideration to the investment structure.  An appraisal of the underlying real estate for each of these investments is performed annually. In the quarters in which an investment is not appraised or its valuation updated, fair value is based on available market information.  The valuation of a real estate investment is adjusted only if there has been a significant change in economic circumstances related to the investment since acquisition or the most recent independent valuation, and upon the appraiser’s review and concurrence with the valuation. Further, these valuations have been prepared giving consideration to the income, cost and sales comparison approaches of estimating property value. These valuations do not necessarily represent the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller.  Therefore, these investments are classified as Level 3.

Separate Account financial assets with changes in fair value measured on a recurring basis at June 30, 2008 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Debt Securities	$621.3	$2,496.9	$267.6	$3,385.8
Equity Securities	1,976.4	6.8	-	1,983.2
Derivatives	-	1.6	-	1.6
Real Estate	-	-	837.5	837.5
Total (1)	$2,597.7	$2,505.3	$1,105.1	$6,208.1
(1)	Excludes $846.3 million of cash and cash equivalents and other receivables.

The changes in the balances of Level 3 Separate Account financial assets for the three and six months ended June 30, 2008 were as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$277.7	$914.1	$1,191.8	$291.4	$12,541.8	$12,833.2
Total losses accrued to contract holders	(5.5)	(22.6)	(28.1)	(6.3)	(3.7)	(10.0)
Purchases, issuance and settlements	11.5	(54.0)	(42.5)	(6.4)	(46.3)	(52.7)
Transfers in and/or (out) of Level 3	(16.1)	-	(16.1)	(11.1)	-	(11.1)
Transfers of Separate Account assets to UBS (1)	-	-	-	-	(11,654.3)	(11,654.3)
Ending Balance	$267.6	$837.5	$1,105.1	$267.6	$837.5	$1,105.1
(1)
On February 29, 2008, approximately $11.7 billion of our Separate Account assets were transitioned to entities sponsored by UBS.  Refer to Note 15 on page 19 for additional information concerning this transfer.

12.	Commitments and Contingencies

Litigation and Regulatory Proceedings
Out-of-Network Provider Proceedings
Michele Cooper, et al. v. Aetna Life Insurance Company, et al. is a purported nationwide class action lawsuit that was filed in the United States District Court for the District of New Jersey (the “New Jersey Federal Court”) on July 30, 2007 and subsequently amended.  The plaintiffs allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) in connection with various practices related to the payment of claims for services rendered to our members by providers with whom we do not have a contract (“out-of-network providers”), resulting in increased out-of-pocket payments by our members.  The purported classes together consist of all members in substantially all of our health benefit plans who received services from out-of-network providers from 2001 to date for which we allowed less than the full amount billed by the provider.  The plaintiffs seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and seek to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.  This case is similar to other actions pending in the New Jersey Federal Court and elsewhere against us and certain of our competitors.  We intend to defend this case vigorously.

Weintraub, et al. v. Ingenix, et al. is a purported nationwide class action lawsuit that was filed in the United States District Court for the District of Connecticut on April 29, 2008.  The plaintiff alleges that we and the other defendants violated state consumer protection laws, RICO and federal antitrust laws in connection with various practices related to the payment of claims for services rendered to our members by out-of-network providers, resulting in increased out-of-pocket payments by our members.  The purported classes together consist of all members in substantially all of our health benefit plans who received services from out-of-network providers from January 1, 2004 to date for which we determined amounts payable by us based on information provided by Ingenix, Inc.  The plaintiff seeks actual damages, unspecified damages, treble damages, statutory penalties, and injunctive relief, plus interest, costs and attorneys’ fees.  This case is similar to other actions pending in the New Jersey Federal Court and elsewhere against us and certain of our competitors.  We intend to defend this case vigorously.

In addition, we have received subpoenas from the New York Attorney General (the “NYAG”) with respect to an industry-wide investigation into certain payment practices with respect to out-of-network providers.  The NYAG has stated that he intends to initiate litigation against one of our competitors in connection with this investigation.  We also have received requests for documents and other information from other attorneys general.

It is reasonably possible that the NYAG or others could initiate additional litigation or additional regulatory action against us and/or one or more of our competitors with respect to provider payment practices.

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

In 2003, we recorded a charge of $75 million ($115 million pretax) in connection with the Physician Settlement Agreement, net of an estimated insurance receivable of $72 million pretax. We believe our insurance policies with third party insurers apply to this matter and have been vigorously pursuing recovery from those insurers in Pennsylvania state court (the “Coverage Litigation”). In May 2006, the Philadelphia, Pennsylvania state trial court issued a summary judgment ruling dismissing all of our claims in the Coverage Litigation.  As a result of the state trial court’s ruling, we concluded in 2006 that the estimated insurance receivable of $72 million pretax that was recorded in connection with the Physician Settlement Agreement was no longer probable of collection for accounting purposes, and therefore, in 2006, we wrote-off that recoverable while continuing to vigorously pursue our claims.  On April 11, 2008, the state intermediate appellate court reversed the state trial court’s 2006 ruling and granted us summary judgment on substantially all of our claims in the Coverage Litigation.  Our third party insurers have requested further review of that ruling, but that review is at the discretion of the state’s highest court.  Further proceedings also may occur in the state trial court, including proceedings concerning our bad faith claims against certain of our insurers and claims by certain of our insurers to rescind the underlying policies.  We intend to continue to vigorously pursue recovery from our third party insurers in the Coverage Litigation.

Several Provider Cases filed in 2003 on behalf of purported classes of chiropractors and/or all non-physician health care providers also made factual and legal allegations similar to those contained in the other Provider Cases, including allegations of violations of RICO.  These Provider Cases sought various forms of relief, including unspecified damages, treble damages, punitive damages and injunctive relief.  These Provider Cases were transferred to the Florida Federal Court for consolidated pretrial proceedings.  All of these Provider Cases have been either voluntarily withdrawn or dismissed by the Florida Federal Court.

Securities Class Action Litigation
Two purported class action lawsuits were pending in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Federal Court”) against Aetna and certain of its current or former officers and/or directors. On October 24, 2007, the Southeastern Pennsylvania Transportation Authority filed suit on behalf of all purchasers of Aetna common stock between October 27, 2005 and April 27, 2006.  The second lawsuit was filed on November 27, 2007, by the Plumbers and Pipefitters Local 51 Pension Fund on behalf of all purchasers of Aetna common stock between July 28, 2005 and July 27, 2006.  On June 3, 2008, plaintiffs in these two lawsuits filed a consolidated complaint in the Pennsylvania Federal Court on behalf of all purchasers of Aetna common stock between October 27, 2005 and July 27, 2006.  The consolidated complaint (the “Securities Class Action Litigation”) supersedes and replaces the two previous complaints.  The plaintiffs allege that Aetna and four of its current or former officers and/or directors, John W. Rowe, M.D., Ronald A. Williams, Alan M. Bennett and Craig R. Callen (collectively, the “Defendants”), violated federal securities laws.  The plaintiffs allege misrepresentations and omissions regarding, among other things, our medical benefit ratios and health plan pricing practices, as well as insider trading by Dr. Rowe and Messrs. Bennett and Callen.  The plaintiffs seek compensatory damages plus interest and attorneys’ fees, among other remedies.  The Defendants intend to vigorously defend the Securities Class Action Litigation, which is in its preliminary stages.

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

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and attorneys general and other state and federal authorities, including the NYAG’s investigation described above under “Out-of-Network Provider Proceedings.”  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements and claim payment practices (including payments to out-of-network providers).  As a leading national health care benefits organization, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

We are unable to predict at this time the ultimate outcome of the matters described above, and it is reasonably possible that their outcome could be material to us.

13.	Segment Information

Summarized financial information of our segments for the three and six months ended June 30, 2008 and 2007 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company
Three months ended June 30, 2008
Revenue from external customers	$7,091.3	$438.3	$61.9	$-	$7,591.5
Operating earnings (loss) (1)	453.9	39.3	9.9	(36.8)	466.3
Three months ended June 30, 2007
Revenue from external customers	$6,002.4	$471.2	$58.6	$-	$6,532.2
Operating earnings (loss) (1)	420.0	39.2	8.4	(27.8)	439.8
Six months ended June 30, 2008
Revenue from external customers	$14,141.8	$886.8	$116.9	$-	$15,145.5
Operating earnings (loss) (1)	915.5	74.2	18.4	(72.2)	935.9
Six months ended June 30, 2007
Revenue from external customers	$11,884.4	$936.9	$117.6	$-	$12,938.9
Operating earnings (loss) (1)	842.7	70.3	17.5	(55.3)	875.2
(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other item described in the reconciliation below.

The following table reconciles operating earnings to net income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Operating earnings	$466.3	$439.8	$935.9	$875.2
Net realized capital losses	(14.3)	(30.3)	(52.3)	(31.1)
Reduction of reserve for anticipated future losses on
discontinued products (1)	28.5	41.8	28.5	41.8
Net income	$480.5	$451.3	$912.1	$885.9
(1)
We reduced the reserve for anticipated future losses on discontinued products by $28.5 million ($43.8 million pretax) and $41.8 million ($64.3 million pretax) in the three and six months ended June 30, 2008 and 2007, respectively.  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.  Refer to Note 14 below for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products.  Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products.  Interest on the payable generally offsets the investment income on the assets available to fund the shortfall.  The receivable from continuing products was $423 million and $438 million at June 30, 2008 and December 31, 2007, respectively.  These amounts were eliminated in consolidation.

Results of discontinued products for the three and six months ended June 30, 2008 and 2007 were as follows (pretax):

		Charged (Credited)
(Millions)	Results	to Reserve for Future Losses	Net (1)
Three months ended June 30, 2008
Net investment income	$56.1	$-	$56.1
Net realized capital losses	(12.7)	12.7	-
Interest earned on receivable from continuing products	6.8	-	6.8
Other revenue	5.8	-	5.8
Total revenue	56.0	12.7	68.7
Current and future benefits	76.6	(10.2)	66.4
Operating expenses	2.3	-	2.3
Total benefits and expenses	78.9	(10.2)	68.7
Results of discontinued products	$(22.9)	$22.9	$-

Three months ended June 30, 2007
Net investment income	$83.3	$-	$83.3
Net realized capital gains	22.8	(22.8)	-
Interest earned on receivable from continuing products	7.0	-	7.0
Other revenue	6.8	-	6.8
Total revenue	119.9	(22.8)	97.1
Current and future benefits	79.9	14.6	94.5
Operating expenses	2.6	-	2.6
Total benefits and expenses	82.5	14.6	97.1
Results of discontinued products	$37.4	$(37.4)	$-

Six months ended June 30, 2008
Net investment income	$109.2	$-	$109.2
Net realized capital losses	(10.7)	10.7	-
Interest earned on receivable from continuing products	13.5	-	13.5
Other revenue	14.4	-	14.4
Total revenue	126.4	10.7	137.1
Current and future benefits	154.2	(21.9)	132.3
Operating expenses	4.8	-	4.8
Total benefits and expenses	159.0	(21.9)	137.1
Results of discontinued products	$(32.6)	$32.6	$-

Six months ended June 30, 2007
Net investment income	$168.3	$-	$168.3
Net realized capital gains	27.7	(27.7)	-
Interest earned on receivable from continuing products	13.9	-	13.9
Other revenue	13.6	-	13.6
Total revenue	223.5	(27.7)	195.8
Current and future benefits	160.7	29.9	190.6
Operating expenses	5.2	-	5.2
Total benefits and expenses	165.9	29.9	195.8
Results of discontinued products	$57.6	$(57.6)	$-
(1)	Amounts are reflected in the statements of income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at June 30, 2008 and December 31, 2007 were as follows: (1)

	June 30,	December 31,
(Millions)	2008	2007
Assets:
Debt and equity securities available for sale	$2,790.5	$3,049.3
Mortgage loans	607.2	554.0
Other investments	634.3	581.0
Total investments	4,032.0	4,184.3
Other assets	79.3	142.6
Collateral received under securities loan agreements	270.8	309.6
Current and deferred income taxes	95.4	121.4
Receivable from continuing products (2)	422.9	437.9
Total assets	$4,900.4	$5,195.8

Liabilities:
Future policy benefits	$3,528.5	$3,614.5
Policyholders' funds	17.3	21.0
Reserve for anticipated future losses on discontinued products	981.2	1,052.3
Collateral payable under securities loan agreements	270.8	309.6
Other liabilities	102.6	198.4
Total liabilities	$4,900.4	$5,195.8
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	The receivable from continuing products is eliminated in consolidation.

At June 30, 2008 and December 31, 2007, net unrealized capital (losses) gains on debt securities available for sale are included above in other liabilities and are not reflected in consolidated shareholders’ equity on our balance sheets.  The reserve for anticipated future losses on discontinued products is included in future policy benefits on our balance sheets.

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

Our assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2008 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2007	$1,052.3
Operating loss	(30.8)
Net realized capital losses	(10.7)
Mortality and other	8.9
Tax benefits	5.3
Reserve reduction	(43.8)
Reserve for anticipated future losses on discontinued products at June 30, 2008	$981.2

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $44 million ($29 million after tax) and $64 million ($42 million after tax) of the reserve was released in the three and six months ended June 30, 2008 and 2007, respectively.  The 2008 reserve release was primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The 2007 release was primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses.

Distributions on discontinued products for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Scheduled contract maturities, settlements and benefit payments	$117.2	$118.0	$230.3	$236.1
Participant-directed withdrawals	-	-	.1	.1

15.	Separate Accounts

In 1996, we entered into a contract with UBS Realty Investors, LLC (“UBS”) (formerly known as Allegis Realty Investors, LLC) under which mortgage loan and real estate Separate Account assets would transition out of our business.  On February 29, 2008, approximately $11.7 billion of our mortgage loan and real estate Separate Account assets transitioned to entities sponsored by UBS.  Real estate Separate Account assets valued at approximately $841 million at June 30, 2008 are expected to transition out of our business by the end of 2008.  These transitions did not and will not impact our shareholders’ equity, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2008, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
July 31, 2008

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 37.2 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, and medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at June 30, 2008 and December 31, 2007 and results of operations for the three and six months ended June 30, 2008 and 2007.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2007 Annual Report on Form 10-K (the “2007 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Revenue:
Health Care	$7,175.5	$6,076.7	$14,291.5	$12,042.2
Group Insurance	495.8	532.2	978.7	1,076.6
Large Case Pensions	156.8	185.0	296.6	375.1
Total revenue	7,828.1	6,793.9	15,566.8	13,493.9
Net income	480.5	451.3	912.1	885.9
Operating earnings: (1)
Health Care	453.9	420.0	915.5	842.7
Group Insurance	39.3	39.2	74.2	70.3
Large Case Pensions	9.9	8.4	18.4	17.5
Cash flows from operations			1,084.1	1,149.0
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this MD&A on page 22 for a discussion of non-GAAP measures.  Refer to pages 23, 26 and 27 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our operating earnings for the three and six months ended June 30, 2008, compared to the corresponding periods in 2007, reflect continued growth in our Health Care business.  The increase in our operating earnings primarily reflects growth in revenue primarily from increases in membership levels (including members from our acquisitions (refer to Health Care membership on page 25)) and premium rate increases for renewing membership in 2008, as well as solid underwriting results.  We experienced membership growth in both our administrative services contract (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Insured (where we assume all or a majority of risk for medical and dental care costs) products.  At June 30, 2008, we served approximately 17.5 million medical members (consisting of approximately 34% Insured members and 66% ASC members), 14.1 million dental members, and 11.0 million pharmacy members.

We continued to generate strong cash flows from operations in 2008.  These cash flows funded ordinary course operating activities.  Cash flows from operations for the six months ended June 30, 2007 reflect approximately $218 million of advance payments (for the month of July 2007) from the Centers for Medicare & Medicaid Services (“CMS”) that were not earned in the period.  We also continued our share repurchase program during the six months ended June 30, 2008, repurchasing approximately 27 million shares of our common stock at a cost of approximately $1.2 billion.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with Statement of Financial Accounting Standards (“FAS”) 131, “Disclosures about Segments of an Enterprise and Related Information,” and is consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements on page 15.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

Our discussion of the results of operations of each business segment is based on operating earnings, which exclude realized capital gains and losses as well as other items, if any, from net income reported in accordance with GAAP.  We believe excluding realized capital gains and losses from net income to arrive at operating earnings provides more useful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that do not relate to the ordinary course of our business from net income to arrive at operating earnings.  In each segment discussion below, we present a table that reconciles operating earnings to net income reported in accordance with GAAP.  Each table details the realized capital gains and losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income in calculating operating earnings.

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

Operating Summary for the Three and Six Months Ended June 30, 2008 and 2007:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Premiums:
Commercial (1)	$4,954.4	$4,597.6	$9,837.8	$9,110.2
Medicare	1,194.3	677.8	2,421.8	1,329.2
Medicaid	140.2	17.4	282.8	31.9
Total premiums	6,288.9	5,292.8	12,542.4	10,471.3
Fees and other revenue	802.4	709.6	1,599.4	1,413.1
Net investment income	94.4	100.3	181.4	187.4
Net realized capital losses	(10.2)	(26.0)	(31.7)	(29.6)
Total revenue	7,175.5	6,076.7	14,291.5	12,042.2
Health care costs (2)	5,153.3	4,313.9	10,239.5	8,491.0
Operating expenses:
Selling expenses	251.3	231.9	530.6	479.5
General and administrative expenses (3)	1,052.3	887.0	2,082.9	1,756.3
Total operating expenses	1,303.6	1,118.9	2,613.5	2,235.8
Amortization of other acquired intangible assets	25.5	20.1	51.6	40.2
Total benefits and expenses	6,482.4	5,452.9	12,904.6	10,767.0
Income before income taxes	693.1	623.8	1,386.9	1,275.2
Income taxes	245.8	220.7	492.0	451.7
Net income	$447.3	$403.1	$894.9	$823.5
(1)	Commercial includes all medical, dental and other Insured products except Medicare and Medicaid.
(2)
The percentage of health care costs related to capitated arrangements with primary care physicians (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 4.8% and 4.9% for the three and six months ended June 30, 2008, respectively, compared to 5.7% and 5.6%, respectively, for the corresponding periods in 2007.

(3)
Includes salaries and related benefit expenses of $583.5 million and $1.2 billion for the three and six months ended June 30, 2008, respectively, and $529.5 million and $1.1 billion, respectively, for the corresponding periods in 2007.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2008 and 2007:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Net income	$447.3	$403.1	$894.9	$823.5
Net realized capital losses	6.6	16.9	20.6	19.2
Operating earnings	$453.9	$420.0	$915.5	$842.7

Operating earnings for the three and six months ended June 30, 2008 when compared to the corresponding periods in 2007 reflect growth in premiums, fees and other revenue and underwriting results as well as continued operating expense efficiencies (operating expenses divided by total revenue).  The growth in premiums and fees and other revenue resulted from increases in membership levels from current and new customers and from our acquisition of Schaller Anderson, Incorporated (“Schaller Anderson”) (refer to Membership on page 25) as well as premium rate increases for renewing membership.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums. For the three and six months ended June 30, 2008 and 2007, our MBRs by product were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007		2008	2007
Commercial	80.5%	80.5%		80.2%	80.0%
Medicare	86.9%	88.2%		86.4%	88.1%
Medicaid	89.8%	n/m	(1)	91.3%	n/m	(1)
Total	81.9%	81.5%		81.6%	81.1%
(1)	Our Medicaid results were not meaningful prior to the acquisition of Schaller Anderson on July 31, 2007.

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

Our Commercial products continued to grow for the three and six months ended June 30, 2008
Commercial premiums increased approximately $357 million and $728 million for the three and six months ended June 30, 2008, respectively, when compared to the corresponding periods in 2007.  This increase reflects premium rate increases on renewing business and an increase in membership levels.

Our Commercial MBR was 80.5% and 80.2% for the three and six months ended June 30, 2008, respectively, and 80.5% and 80.0%, respectively, for the corresponding periods in 2007.  The slight increase in our Commercial MBR for the six months ended June 30, 2008 reflects a percentage increase in our per member health care costs that slightly outpaced the percentage increase in per member premiums.  The increase in per member health care costs was driven primarily by increases in costs related to physician services, emergency room and ancillary services as well as moderate increases in hospital inpatient and outpatient costs.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2007 Annual Report for a discussion of Health Care Costs Payable.

Medicare results for the three and six months ended June 30, 2008 reflect growth from the corresponding periods in 2007
Medicare premiums increased approximately $517 million and $1.1 billion for the three and six months ended June 30, 2008, respectively, compared to the corresponding periods in 2007.  This increase primarily reflects growth in our group private-fee-for-service Medicare (“PFFS”) plans, including the conversion of a large customer from a Commercial ASC plan to a Medicare Insured plan, and increases in premiums from our Medicare Advantage product as a result of higher membership levels and rate increases from CMS.  The Medicare MBRs for the three and six months ended June 30, 2008 were 86.9% and 86.4%, compared to 88.2% and 88.1% for the corresponding periods in 2007. The decrease in the Medicare MBRs for the three and six months ended June 30, 2008 reflects a percentage increase in our per member premiums that outpaced the percentage increase in per member health care costs.

Medicaid results for the three and six months ended June 30, 2008 reflect growth from the Schaller Anderson acquisition
Medicaid premiums increased approximately $123 million and $251 million for the three and six months ended June 30, 2008, respectively, when compared to the corresponding periods in 2007.  This increase primarily reflects an increase in membership from the acquisition of Schaller Anderson in July 2007.  The Medicaid MBRs were 89.8% and 91.3% for the three and six months ended June 30, 2008 (the Medicaid MBRs for the 2007 periods were not meaningful because the acquisition of Schaller Anderson did not occur until after these periods).  The Medicaid MBR for the six months ended June 30, 2008 reflects catastrophic claims and higher than expected medical costs on one of our Insured Medicaid contracts.

Other Sources of Revenue
Fees and other revenue increased approximately $93 million and $186 million for the three and six months ended June 30, 2008, respectively, when compared to the corresponding periods in 2007, reflecting revenue from our acquisitions of Schaller Anderson and Goodhealth Worldwide (Bermuda) Limited (“Goodhealth”) as well as growth in ASC membership.

Net realized capital losses for the three and six months ended June 30, 2008 and 2007 were due primarily to other-than-temporary impairments of debt securities due to increases in debt security yields (refer to Investments – Capital Gains and Losses beginning on page 30 for additional information) partially offset by net gains on the sale of debt securities.

Membership
Health Care’s membership at June 30, 2008 and 2007 was as follows:

	2008			2007
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial (1)	5,431	10,860	16,291	5,187	10,187	15,374
Medicare Advantage	360	-	360	189	-	189
Medicare Health Support Program (2)	-	13	13	-	15	15
Medicaid (1)	178	657	835	48	141	189
Total Medical Membership	5,969	11,530	17,499	5,424	10,343	15,767

Consumer-Directed Health Plans (3)			1,388			960

Dental:
Commercial	5,007	7,539	12,546	4,979	7,195	12,174
Medicare and Medicaid (1)	222	393	615	159	-	159
Network Access (4)	-	945	945	-	852	852
Total Dental Membership	5,229	8,877	14,106	5,138	8,047	13,185

Pharmacy:
Commercial			9,736			9,461
Medicare PDP (stand-alone)			368			311
Medicare Advantage PDP			189			148
Medicaid (1)			23			20
Total Pharmacy Benefit Management Services			10,316			9,940
Mail Order (5)			652			646
Total Pharmacy Membership			10,968			10,586
(1)
Approximately 22,000 State Children’s Health Insurance Program (“SCHIP”) medical members and 20,000 of both SCHIP pharmacy and dental members at June 30, 2007 were reclassified from Commercial to Medicaid.

(2)	Represents members who participated in a CMS pilot program under which we provide disease and case management services to selected Medicare fee-for-service beneficiaries in exchange for a fee.
(3)	Represents members in consumer-directed health plans also included in Commercial medical membership above.
(4)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(5)	Represents members who purchased medications through our mail order pharmacy operations during the second quarter of 2008 and 2007, respectively, and are included in pharmacy membership above.

Total medical, dental and pharmacy membership at June 30, 2008 increased compared to June 30, 2007.  The increase in medical membership was primarily due to growth in our Commercial, Medicaid and Medicare Advantage products.  Growth in Commercial membership was driven by membership growth within existing plan sponsors and new customers, net of lapses.  Growth in Medicaid membership was primarily due to the acquisition of Schaller Anderson in July 2007.  Growth in Medicare Advantage membership was primarily due to growth in our group PFFS plans, including the conversion of a large customer from a Commercial ASC plan to a Medicare Insured plan.

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

GROUP INSURANCE

Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

Operating Summary for the Three and Six Months Ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Premiums:
Life	$260.0	$306.3	$529.2	$601.8
Disability	132.5	118.5	264.5	236.7
Long-term care	21.9	22.5	44.0	48.4
Total premiums	414.4	447.3	837.7	886.9
Fees and other revenue	23.9	23.9	49.1	50.0
Net investment income	65.5	81.9	129.5	160.3
Net realized capital losses	(8.0)	(20.9)	(37.6)	(20.6)
Total revenue	495.8	532.2	978.7	1,076.6
Current and future benefits	356.0	406.4	731.9	823.6
Operating expenses:
Selling expenses	24.3	24.9	48.8	47.1
General and administrative expenses (1)	66.6	66.7	129.4	128.5
Total operating expenses	90.9	91.6	178.2	175.6
Amortization of other acquired intangible assets	1.8	1.7	3.5	3.4
Total benefits and expenses	448.7	499.7	913.6	1,002.6
Income before income taxes	47.1	32.5	65.1	74.0
Income taxes	13.0	6.9	15.3	17.1
Net income	$34.1	$25.6	$49.8	$56.9
(1)
Includes salaries and related benefit expenses of $45.5 million and $84.4 million for the three and six months ended June 30, 2008, respectively, and $35.1 million and $66.0 million, respectively, for the corresponding periods in 2007.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Net income	$34.1	$25.6	$49.8	$56.9
Net realized capital losses	5.2	13.6	24.4	13.4
Operating earnings	$39.3	$39.2	$74.2	$70.3

Operating earnings for the three and six months ended June 30, 2008 increased compared to the corresponding period in 2007 reflecting a higher underwriting margin due to favorable disability results partially offset by lower net investment income.  Net investment income for the three and six months ended June 30, 2008 decreased compared to the corresponding periods in 2007 primarily due to lower income from alternative investments.  Life premiums for the three and six months ended June 30, 2008 reflect the lapse of several large customers, which had a nominal impact on operating earnings.  The group benefit ratio was 85.9% and 87.4% for the three and six months ended June 30, 2008, compared to 90.9% and 92.9% for the corresponding periods in 2007.  The decrease in our group benefit ratio was primarily due to a decrease in our disability group benefit ratio due to favorable experience.

Net realized capital losses for the three and six months ended June 30, 2008 and 2007 were due primarily to other-than-temporary impairments of debt securities due to increases in debt security yields (refer to Investments – Capital Gains and Losses beginning on page 30 for additional information) partially offset by net gains on the sale of debt securities.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2008 and 2007:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Premiums	$58.9	$55.9	$110.8	$111.7
Net investment income	98.8	126.1	191.0	255.1
Other revenue	3.0	2.7	6.1	5.9
Net realized capital (losses) gains	(3.9)	.3	(11.3)	2.4
Total revenue	156.8	185.0	296.6	375.1
Current and future benefits	144.8	170.3	277.8	343.5
General and administrative expenses (1)	3.5	3.9	7.2	7.5
Reduction of reserve for anticipated future losses on discontinued products	(43.8)	(64.3)	(43.8)	(64.3)
Total benefits and expenses	104.5	109.9	241.2	286.7
Income before income taxes	52.3	75.1	55.4	88.4
Income taxes	16.4	24.7	15.8	27.6
Net income	$35.9	$50.4	$39.6	$60.8
(1)
Includes salaries and related benefit expenses of $2.6 million and $5.4 million for the three and six months ended June 30, 2008, respectively, and $2.9 million and $5.8 million, respectively, for the corresponding periods in 2007.

At June 30, 2008 and 2007, Large Case Pensions assets under management consisted of the following:

(Millions)	2008	2007
Assets under management: (1)
Fully guaranteed discontinued products	$4,115.1	$4,356.8
Experience-rated	4,475.1	4,738.2
Non-guaranteed (2)	3,620.8	15,558.9
Total assets under management	$12,211.0	$24,653.9
(1)	Excludes net unrealized capital (losses) gains of $(2.9) million and $64.0 million at June 30, 2008 and 2007, respectively.
(2)
In February 2008, approximately $11.7 billion of our mortgage loan and real estate Separate Account assets transitioned to entities sponsored by UBS.  Refer to Note 15 of Condensed Notes to Consolidated Financial Statements on page 19 for additional information.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2008 and 2007:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Net income	$35.9	$50.4	$39.6	$60.8
Reduction of reserve for anticipated future losses on discontinued products (1)	(28.5)	(41.8)	(28.5)	(41.8)
Net realized capital losses (gains)	2.5	(.2)	7.3	(1.5)
Operating earnings	$9.9	$8.4	$18.4	$17.5
(1)
In 1993, we discontinued the sale of our fully guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly.  Changes in this reserve are recognized when deemed appropriate.  In the three and six months ended June 30, 2008 and 2007, we reduced the reserve for anticipated future losses on discontinued products by $28.5 million ($43.8 million pretax) and $41.8 million ($64.3 million pretax).  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.

The increase in operating earnings for the three and six months ended June 30, 2008 reflects higher net investment income in continuing products primarily due to higher average asset levels and average yields.

The reduction of the reserve for anticipated future losses on discontinued products for the three and six months ended June 30, 2008 was primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The reduction of this reserve for the three and six months ended June 30, 2007 was primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.

General account assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Scheduled contract maturities and benefit payments (1)	$84.7	$85.6	$169.7	$176.7
Contract holder withdrawals other than scheduled contract maturities
and benefit payments	2.5	13.3	22.6	14.4
Participant-directed withdrawals	.4	1.3	1.2	2.4
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Interest (deficit) margin (1)	$(13.3)	$2.2	$(29.2)	$4.9
Net realized capital (losses) gains	(8.3)	14.8	(7.0)	18.0
Interest earned on receivable from continuing products	4.4	4.5	8.8	9.0
Other, net	5.1	5.3	11.5	10.5
Results of discontinued products, after tax	$(12.1)	$26.8	$(15.9)	$42.4

Results of discontinued products, pretax	$(22.9)	$37.4	$(32.6)	$57.6

Net realized capital losses from sales and other-than-temporary
impairments of debt securities, after tax (included above)	$(7.4)	$(7.2)	$(16.8)	$(4.3)
(1)	The interest (deficit) margin is the difference between earnings on invested assets and interest credited to the reserve.

The interest deficit for the three and six months ended June 30, 2008 compared to the interest margin for the corresponding periods in 2007 is primarily due to lower net investment income.

Net realized capital losses for the three and six months ended June 30, 2008 were due primarily to other-than-temporary impairments of debt securities due to increases in debt security yields (refer to Investments – Capital Gains and Losses beginning on page 30 for additional information) partially offset by net gains on the sale of debt securities.  Additionally, net realized capital losses for the six months ended June 30, 2008 were also partially offset by net gains on the sale of equity securities.  Net realized capital gains for the three and six months ended June 30, 2007 were due primarily to gains from the sale of real estate and net gains on the sale of debt securities partially offset by other-than-temporary impairments of debt securities due to increases in debt security yields.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2008 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2007	$1,052.3
Operating loss	(30.8)
Net realized capital losses	(10.7)
Mortality and other	8.9
Tax benefits	5.3
Reserve reduction	(43.8)
Reserve for anticipated future losses on discontinued products at June 30, 2008	$981.2

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $44 million ($29 million after tax) and $64 million ($42 million after tax) of the reserve was released in the three and six months ended June 30, 2008 and 2007, respectively.  The 2008 reserve release was primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The 2007 release was primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses.

Refer to Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 16 for additional information on the assets and liabilities supporting discontinued products at June 30, 2008 and 2007 as well as a discussion of the reserve for anticipated future losses on discontinued products.

INVESTMENTS

At June 30, 2008 and December 31, 2007, our investment portfolio consisted of the following:

	June 30,	December 31,
(Millions)	2008	2007
Debt and equity securities available for sale	$15,304.8	$15,131.9
Mortgage loans	1,650.0	1,512.6
Other investments	1,362.7	1,247.1
Total investments	$18,317.5	$17,891.6

Our investment portfolio has not experienced material losses from the sub-prime market.  We have evaluated the composition of our investment portfolio at June 30, 2008 and do not believe it has significant exposure to the sub-prime market.

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not affect our results of operations.  Our total investments supported the following products at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(Millions)	2008	2007
Supporting experience-rated products	$1,743.6	$1,854.9
Supporting discontinued products	4,032.0	4,184.3
Supporting remaining products	12,541.9	11,852.4
Total investments	$18,317.5	$17,891.6

Debt and Equity Securities
The debt securities in our portfolio had an average quality rating of A+ at June 30, 2008 and at December 31, 2007, with approximately $4.7 billion and $5.3 billion, respectively, rated AAA on each date.  Total debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $834 million and $791 million at June 30, 2008 and December 31, 2007, respectively (of which 19% at June 30, 2008 and 24% at December 31, 2007 supported our discontinued and experience-rated products).

At June 30, 2008 and December 31, 2007, we held approximately $939 million and $627 million, respectively, of municipal debt securities and $113 million and $142 million, respectively, of structured product debt securities that were guaranteed by third parties, collectively representing approximately 6% and 4%, respectively, of our total investments.  These securities had an average credit rating of AA- at June 30, 2008 and AAA at December 31, 2007 with the guarantee.  Without the guarantee, the average credit rating of the municipal debt securities was A+ on each date.  The structured product debt securities are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, carrying them at fair value on our balance sheet.  Approximately 4% of our debt and equity securities at June 30, 2008 are valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with FAS 157, “Fair Value Measurements”).  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page10 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At June 30, 2008 and December 31, 2007, our debt and equity securities had net unrealized (losses) gains of $(172) million and $209 million, respectively, of which $(9) million and $145 million, respectively, related to our experience-rated and discontinued products.  Certain of our individual debt securities, primarily those of issuers in the financial services sector, have higher levels of unrealized capital losses at June 30, 2008 due to increases in debt security yields in 2008, rather than unfavorable changes in the credit quality of such securities.  We have reviewed these individual debt securities for other-than-temporary impairments (see below) and have the intent and ability to hold these securities until market recovery.  We had no material unrealized capital losses on individual debt or equity securities at December 31, 2007.

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

Capital Gains and Losses
Net realized capital losses were $22 million and $81 million for the three and six months ended June 30, 2008, respectively, and $47 million and $48 million for the three and six months ended June 30, 2007, respectively.  Included in net realized capital losses were $50 million and $132 million for the three and six months ended June 30, 2008, respectively, and $54 million and $71 million for the three and six months ended June 30, 2007, respectively, of other-than-temporary impairment charges for securities that were in an unrealized loss position primarily due to market value declines related to increases in debt security yields in 2008 and 2007 rather than unfavorable changes in the credit quality of such securities.  The increases in debt security yields were driven primarily by increases in U.S. Treasury rates in the three months ended June 30, 2008 and the three and six months ended June 30, 2007 and increases in market spreads to U.S. Treasury rates in the six months ended June 30, 2008.  The market spreads to U.S. Treasury rates tightened in the three months ended June 30, 2008, partially offsetting the increase in U.S. Treasury rates.  Since we could not positively assert our intention to hold such securities until recovery in value, these securities were written down to fair value in accordance with our accounting policy.  We had no individually material realized capital losses on debt or equity securities that impacted our results of operations during the six months ended June 30, 2008 or 2007.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairments of Investment Securities in our 2007 Annual Report for additional information.

Mortgage Loans
Our mortgage loan portfolio (which is primarily secured by commercial real estate) represented 9% and 8% of our total invested assets at June 30, 2008 and December 31, 2007, respectively.  There were no specific impairment reserves on these loans at June 30, 2008 or December 31, 2007.

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

Presented below is a condensed statement of cash flows for the six months ended June 30, 2008 and 2007.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2008	2007
Cash flows from operating activities:
Health Care and Group Insurance (including corporate interest)	$1,198.5	$1,301.2
Large Case Pensions	(114.4)	(152.2)
Net cash provided by operating activities	1,084.1	1,149.0

Cash flows from investing activities:
Health Care and Group Insurance	(1,008.6)	(343.0)
Large Case Pensions	116.2	203.7
Net cash used for investing activities	(892.4)	(139.3)
Net cash used for financing activities	(614.9)	(482.3)
Net (decrease) increase in cash and cash equivalents	$(423.2)	$527.4

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.2 billion in the six months ended June 30, 2008 and $1.3 billion in the six months ended June 30, 2007.  Cash flows for the six months ended June 30, 2008 reflect the receipt of approximately $127 million in premium stabilization funds from a large customer.  Cash flows for the six months ended June 30, 2007 reflect approximately $218 million of advance payments (for the month of July 2007) from CMS that were not earned in the period.

We repurchased approximately 27 million shares of common stock at a cost of approximately $1.2 billion during the six months ended June 30, 2008 and 13 million shares of common stock at a cost of approximately $605 million during the six months ended June 30, 2007.  At June 30, 2008, the capacity remaining under our share repurchase program was approximately $1.2 billion.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 10 for more information.

Other Liquidity Information
We currently intend to pay an annual dividend of $.04 per common share, payable in the fourth quarter of 2008.  Our Board reviews our common stock dividend annually.  Among the factors to be considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

We use short-term borrowings from time to time to address timing differences between cash receipts and disbursements.  Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 and a one-year credit program for certain of our subsidiaries with a borrowing capacity of up to $45 million.  The $1.5 billion revolving credit facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the facility.  The credit facility permits the aggregate commitments under the facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions.  The maximum amount of short-term borrowings outstanding during the six months ended June 30, 2008 was $898 million.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 28% at June 30, 2008.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance and pledging or selling of assets.

Refer to Note 8 of Condensed Notes to Consolidated Financial Statements beginning on page 9 for additional information on our short-term and long-term debt.

After tax interest expense was $37 million and $72 million for the three and six months ended June 30, 2008 compared to $28 million and $55 million for the corresponding periods in 2007.  The increase in interest expense in 2008 related to higher overall average long-term debt levels as a result of our issuance of senior notes in December 2007 and higher commercial paper outstanding.

Other Common Stock Transactions
On February 8, 2008, approximately 4.4 million stock appreciation rights, approximately .2 million restricted stock units and approximately .4 million performance stock units were granted to certain employees.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 10 for additional information.

Ratings
At July 30, 2008, the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations (“Rating Agencies”) were as follows:

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

REGULATORY ENVIRONMENT

The federal and state governments continue to enact and seriously consider many legislative and regulatory proposals that have or could materially impact various aspects of the health care system. For example:

•
On July 15, 2008, the U.S. Congress overrode the President’s veto and passed a Medicare funding bill that reduces amounts payable to health plans that offer Medicare Advantage plans beginning in 2010, requires health plans that offer Medicare Advantage plans to have contracts with the providers their members utilize beginning in 2011, and imposes new marketing requirements for Medicare Advantage and Medicare Part D Prescription Drug plans beginning in 2009.

•
On July 8, 2008, the state of New Jersey enacted legislation mandating a minimum medical benefit ratio of 80% for individual and small group insured health business in that state beginning January 1, 2009.

Refer to Regulatory Environment in our 2007 Annual Report for additional information on regulation of our business.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The Forward-Looking Information/Risk Factors portion of our 2007 Annual Report contains a discussion of important risk factors related to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not had any material changes in our exposures to market risk since December 31, 2007.  Refer to Risk Management and Market-Sensitive Instruments in our 2007 Annual Report for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2008 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this amended report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases for the three months ended June 30, 2008:

Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April 1, 2008 - April 30, 2008	.9	$44.02	.9	$1,012.3
May 1, 2008 - May 31, 2008	6.3	44.35	6.3	732.9
June 1, 2008 - June 30, 2008	6.5	43.52	6.5	1,201.9
Total	13.7	$43.94	13.7	N/A

On September 28, 2007, February 29, 2008 and June 27, 2008, we announced that our Board authorized share repurchase programs for the repurchase of up to $1.25 billion, $750 million and $750 million, respectively, of our common stock.  During the three months ended June 30, 2008, we repurchased approximately 13.7 million shares of common stock at a cost of approximately $600 million (approximately $43 million of these repurchases were settled in early July) completing the September 28, 2007 authorization and utilizing a portion of the February 29, 2008 authorization.  At June 30, 2008, we had remaining authorization to repurchase an aggregate of up to approximately $1.2 billion of common stock remaining under the Board authorizations.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held May 30, 2008, the following matters were submitted to a vote of our shareholders:
•	Election of our Board of Directors for a term ending in 2009,
•	Approval of the appointment of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2008,
•	A shareholder proposal to implement cumulative voting in the election of Directors, and
•	A shareholder proposal to nominate or renominate to the Board each year an individual from our executive retiree ranks.

By vote of our shareholders, each of our Director nominees was elected to the Board and KPMG LLP was approved as our independent registered public accounting firm for 2008.  The two shareholder proposals were not approved.  The detailed results of the voting on these matters were as follows:

Election of Directors:
	Votes	Votes
(Millions)	For	Against	Abstentions
Frank M. Clark	383.1	47.5	4.9
Betsy Z. Cohen	360.9	69.7	4.9
Molly J. Coye, M.D.	421.6	9.2	4.7
Roger N. Farah	383.1	47.6	4.8
Barbara H. Franklin	373.5	57.1	4.9
Jeffrey E. Garten	383.0	47.7	4.8
Earl G. Graves	417.5	12.9	5.1
Gerald Greenwald	417.9	12.6	5.0
Ellen M. Hancock	418.0	12.5	5.0
Edward J. Ludwig	421.6	9.1	4.8
Joseph P. Newhouse	421.5	9.2	4.8
Ronald A. Williams	418.5	12.3	4.7

Other matters voted upon:

	Votes	Votes		Broker
(Millions)	For	Against	Abstentions	Non-Votes
Management Proposals:
Approval of appointment of independent registered public accounting firm	425.3	5.9	4.3	-

Shareholder Proposals:
Requesting implementation of cumulative voting in the election of Directors	174.8	226.3	5.3	29.1

Requesting to nominate or renominate to the Board each year an individual from
our executive retiree ranks	25.8	374.3	6.3	29.1

Item 6.	Exhibits

Exhibits to this Form 10-Q/A are as follows:

10	Material contracts

10.1	Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award.

10.2	Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision).

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, on page 6 in this Form 10-Q/A.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 31, 2008 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: July 31, 2008	By /s/ Ronald M. Olejniczak
Ronald M. Olejniczak
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material contracts

10.1	Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award.	Electronic

10.2	Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision).	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 31, 2008 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic