Form 10-Q
period 2008-09-30
AETNA INC /PA/
filed 2008-10-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended September 30, 2008

or

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

There were 461.1 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at September 30, 2008.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2008

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 22), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2008	2007	2008	2007
Revenue:
Health care premiums	$6,450.8	$5,445.4	$18,993.2	$15,916.7
Other premiums	466.7	494.5	1,415.2	1,493.1
Fees and other revenue *	834.1	775.9	2,488.7	2,244.9
Net investment income	229.8	262.1	731.7	864.9
Net realized capital losses	(356.8)	(16.6)	(437.4)	(64.4)
Total revenue	7,624.6	6,961.3	23,191.4	20,455.2
Benefits and expenses:
Health care costs **	5,216.6	4,323.1	15,456.1	12,814.1
Current and future benefits	464.7	537.6	1,474.4	1,704.7
Operating expenses:
Selling expenses	282.2	267.1	861.6	793.7
General and administrative expenses	1,152.5	1,004.3	3,372.0	2,896.6
Total operating expenses	1,434.7	1,271.4	4,233.6	3,690.3
Interest expense	60.5	44.0	171.5	129.1
Amortization of other acquired intangible assets	25.4	25.9	80.5	69.5
Reduction of reserve for anticipated future losses on discontinued products	-	-	(43.8)	(64.3)
Total benefits and expenses	7,201.9	6,202.0	21,372.3	18,343.4
Income before income taxes	422.7	759.3	1,819.1	2,111.8
Income taxes:
Current	197.9	167.5	685.8	644.3
Deferred	(52.5)	95.1	(56.1)	84.9
Total income taxes	145.4	262.6	629.7	729.2
Net income	$277.3	$496.7	$1,189.4	$1,382.6
Earnings per common share:
Basic	$.59	$.98	$2.47	$2.70

Diluted	$.58	$.95	$2.40	$2.61
* Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $12.8 million and $42.7 million (net of pharmaceutical and processing costs of $403.4 million and $1.2 billion) for the three and nine months ended September 30, 2008, respectively, and $12.6 million and $40.9 million (net of pharmaceutical and processing costs of $357.5 million and $1.1 billion) for the three and nine months ended September 30, 2007, respectively.

** Health care costs have been reduced by Insured member co-payment revenue related to our mail order and specialty pharmacy operations of $27.5 million and $83.9 million for the three and nine months ended September 30, 2008, respectively, and $25.3 million and $75.7 million for the three and nine months ended September 30, 2007, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At September 30,	At December 31,
(Millions)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$864.2	$1,254.0
Investments	695.4	851.5
Premiums receivable, net	672.2	479.8
Other receivables, net	625.5	589.1
Accrued investment income	197.8	189.2
Collateral received under securities loan agreements	1,116.5	1,142.4
Income taxes receivable	32.1	-
Deferred income taxes	311.0	321.7
Other current assets	436.2	438.7
Total current assets	4,950.9	5,266.4
Long-term investments	16,960.9	17,040.1
Reinsurance recoverables	1,034.6	1,093.2
Goodwill	5,082.4	5,081.0
Other acquired intangible assets, net	699.9	780.4
Property and equipment, net	421.8	364.0
Deferred income taxes	209.4	-
Other long-term assets	2,059.3	1,850.2
Separate Accounts assets (Note 15)	5,843.4	19,249.4
Total assets	$37,262.6	$50,724.7

Liabilities and shareholders' equity
Current liabilities:
Health care costs payable	$2,434.8	$2,177.4
Future policy benefits	746.3	763.8
Unpaid claims	527.1	625.9
Unearned premiums	265.4	198.4
Policyholders' funds	778.3	668.2
Collateral payable under securities loan agreements	1,116.5	1,142.4
Short-term debt	482.2	130.7
Income taxes payable	-	5.9
Accrued expenses and other current liabilities	1,982.0	1,962.0
Total current liabilities	8,332.6	7,674.7
Future policy benefits	6,932.6	7,253.2
Unpaid claims	1,274.5	1,234.1
Policyholders' funds	1,205.8	1,225.7
Long-term debt	3,637.9	3,138.5
Income taxes payable	11.4	13.0
Deferred income taxes	-	146.4
Other long-term liabilities	727.8	751.3
Separate Accounts liabilities (Note 15)	5,843.4	19,249.4
Total liabilities	27,966.0	40,686.3
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock ($.01 par value; 2.8 billion shares authorized; 461.1 million and 496.3 million
shares issued and outstanding in 2008 and 2007, respectively) and additional paid-in capital	325.9	188.8
Retained earnings	9,636.6	10,138.0
Accumulated other comprehensive loss	(665.9)	(288.4)
Total shareholders' equity	9,296.6	10,038.4
Total liabilities and shareholders' equity	$37,262.6	$50,724.7

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Nine Months Ended September 30, 2008
Balance at January 1, 2008	496.3	$188.8	$10,138.0	$(288.4)	$10,038.4
Comprehensive income:
Net income	-	-	1,189.4	-	1,189.4	$1,189.4
Other comprehensive loss (Note 6):
Net unrealized losses on securities	-	-	-	(369.7)	(369.7)
Net foreign currency losses	-	-	-	(1.4)	(1.4)
Net derivative losses	-	-	-	(7.9)	(7.9)
Pension and OPEB plans	-	-	-	1.5	1.5
Other comprehensive loss	-	-	-	(377.5)	(377.5)	(377.5)
Total comprehensive income						$811.9
Common shares issued for benefit plans,
including tax benefits	2.4	137.5	-	-	137.5
Repurchases of common shares	(37.6)	(.4)	(1,672.4)	-	(1,672.8)
Dividends declared	-	-	(18.4)	-	(18.4)
Balance at September 30, 2008	461.1	$325.9	$9,636.6	$(665.9)	$9,296.6

Nine Months Ended September 30, 2007
Balance at January 1, 2007	516.0	$366.2	$9,403.6	$(511.8)	$9,258.0
Comprehensive income:
Net income	-	-	1,382.6	-	1,382.6	$1,382.6
Other comprehensive loss (Note 6):
Net unrealized losses on securities	-	-	-	(49.6)	(49.6)
Net foreign currency gains	-	-	-	4.2	4.2
Net derivative gains	-	-	-	1.4	1.4
Pension and OPEB plans	-	-	-	16.5	16.5
Other comprehensive loss	-	-	-	(27.5)	(27.5)	(27.5)
Total comprehensive income						$1,355.1
Common shares issued for benefit plans,
including tax benefits	11.5	334.6	-	-	334.6
Repurchases of common shares	(27.1)	(592.4)	(728.5)	-	(1,320.9)
Dividends declared	-	-	(20.0)	-	(20.0)
Balance at September 30, 2007	500.4	$108.4	$10,037.7	$(539.3)	$9,606.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2008	2007
Cash flows from operating activities:
Net income	$1,189.4	$1,382.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	437.4	64.4
Depreciation and amortization	279.9	231.9
Stock-based compensation expense	80.2	68.8
Equity in earnings of affiliates, net	65.4	(65.1)
Allowance on reinsurance recoverable	42.2	-
(Accretion) amortization of net investment (discount) premium	(5.0)	5.4
Changes in assets and liabilities:
Accrued investment income	(8.6)	(1.2)
Premiums due and other receivables	(261.4)	(202.3)
Income taxes	(95.5)	(9.8)
Other assets and other liabilities	(55.2)	(110.7)
Health care and insurance liabilities	82.7	43.1
Other, net	.9	(.6)
Net cash provided by operating activities	1,752.4	1,406.5
Cash flows from investing activities:
Proceeds from sales and maturities of investments	9,143.2	7,477.3
Cost of investments purchased	(10,195.3)	(7,272.5)
Additions of property, equipment and software	(304.6)	(272.3)
Cash used for acquisitions, net of cash acquired	-	(505.9)
Net cash used for investing activities	(1,356.7)	(573.4)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	484.8	-
Net issuance of short-term debt	352.0	485.4
Deposits and interest credited for investment contracts	5.9	7.1
Withdrawals of investment contracts	(8.0)	(6.6)
Common shares issued under benefit plans	28.8	136.7
Stock-based compensation tax benefits	23.8	129.4
Common shares repurchased	(1,672.8)	(1,334.5)
Net cash used for financing activities	(785.5)	(582.5)
Net (decrease) increase in cash and cash equivalents	(389.8)	250.6
Cash and cash equivalents, beginning of period	1,254.0	880.0
Cash and cash equivalents, end of period	$864.2	$1,130.6
Supplemental cash flow information:
Interest paid	$137.1	$104.9
Income taxes paid	701.8	604.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 14 beginning on page 17 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2007 Annual Report on Form 10-K (our “2007 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2007 Annual Report, unless the information contained in those disclosures materially changed.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Fair Value Measurements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“FAS”) No. 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require new fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) released FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays the effective date of FAS 157 for nonfinancial assets and liabilities until January 2009. Refer to Note 11 beginning on page 12 for additional information on our fair value measurements.

In October 2008, the FASB released FASB Staff Position (“FSP”) FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” which clarifies the application of FAS 157 in situations in which the market for a financial asset is inactive.  FSP FAS 157-3 was effective for us on September 30, 2008, but did not have a material impact on our financial position or results of operations.

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

Enhanced Derivative Disclosures
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” which will require enhanced disclosures concerning our use of derivative instruments and any related hedging activity.  FAS 161 becomes effective on January 1, 2009 and will not impact our financial position or results of operations because it only affects our financial statement disclosures.

Enhanced Disclosures of Credit Derivatives
In September 2008, the FASB released FSP FAS 133-1 and FIN 45-4 “Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  This FSP will require additional financial statement disclosures concerning the sale of credit derivatives and will be effective on December 31, 2008.  This FSP will not impact our financial position or results of operations because it only affects our financial statement disclosures.

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

The computations of basic and diluted EPS for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per common share data)	2008	2007	2008	2007
Net income	$277.3	$496.7	$1,189.4	$1,382.6
Weighted average shares used to compute basic EPS	468.0	507.4	480.9	512.2
Dilutive effect of outstanding stock-based compensation awards (1)	12.3	16.5	14.1	18.4
Weighted average shares used to compute diluted EPS	480.3	523.9	495.0	530.6
Basic EPS	$.59	$.98	$2.47	$2.70
Diluted EPS	$.58	$.95	$2.40	$2.61
(1)
Approximately 14.4 million and 8.2 million stock appreciation rights (“SARs”) (with exercise prices ranging from $40.24 to $59.76) were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2008, respectively, and approximately 3.5 million SARs (with exercise prices ranging from $44.22 to $52.29) were not included in the calculation of diluted EPS for the nine months ended September 30, 2007 as their exercise prices were greater than the average market price of our common stock during such periods.

4.	Operating Expenses

For the three and nine months ended September 30, 2008 and 2007, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Selling expenses	$ 282.2	$ 267.1	$861.6	$ 793.7
General and administrative expenses:
Salaries and related benefits	660.1	599.4	1,934.6	1,724.8
Other general and administrative expenses	492.4	404.9	1,437.4	1,171.8
Total general and administrative expenses	1,152.5	1,004.3	3,372.0	2,896.6
Total operating expenses	$ 1,434.7	$ 1,271.4	$4,233.6	$ 3,690.3

5.	Investments

Total investments at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008			December 31, 2007
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$622.0	$13,965.4	$14,587.4	$822.9	$14,309.0	$15,131.9
Mortgage loans	72.7	1,640.3	1,713.0	27.3	1,485.3	1,512.6
Other investments	.7	1,355.2	1,355.9	1.3	1,245.8	1,247.1
Total investments	$695.4	$16,960.9	$17,656.3	$851.5	$17,040.1	$17,891.6

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Debt securities	$222.3	$210.1	$654.1	$647.2
Mortgage loans	30.1	38.1	86.6	94.6
Other	(13.8)	22.9	17.2	150.4
Gross investment income	238.6	271.1	757.9	892.2
Less: investment expenses	(8.8)	(9.0)	(26.2)	(27.3)
Net investment income (1)	$229.8	$262.1	$731.7	$864.9
(1)
Includes amounts related to experience-rated contract holders of $26.9 million and $81.3 million during the three and nine months ended September 30, 2008, respectively, and $28.3 million and $89.8 million during the three and nine months ended September 30, 2007, respectively.  These amounts generally do not impact our results of operations because this net investment income is credited to experience-rated contract holders and is included in current and future benefits in our statements of income.

Unrealized Capital Losses and Net Realized Capital Losses
When a debt or equity security is in an unrealized capital loss position, we monitor the duration and severity of the loss to determine if sufficient market recovery can occur within a reasonable period of time.  We also determine if we have the intent and ability to hold the investment until it recovers in value.  Summarized below are the debt and equity securities we held at September 30, 2008 and December 31, 2007, that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2008
Debt securities:
U.S. government securities	$253.3	$3.1	$22.5	$.4	$275.8	$3.5
States, municipalities and political subdivisions	1,411.2	58.8	122.1	18.0	1,533.3	76.8
U.S. corporate securities	3,455.0	237.4	1,158.0	253.1	4,613.0	490.5
Foreign securities	1,153.4	58.0	175.3	37.4	1,328.7	95.4
Mortgage-backed and other asset-backed securities	1,271.9	56.3	629.7	85.0	1,901.6	141.3
Redeemable preferred securities	184.1	15.1	141.4	69.7	325.5	84.8
Total debt securities	7,728.9	428.7	2,249.0	463.6	9,977.9	892.3
Equity securities	20.4	3.8	-	-	20.4	3.8
Total debt and equity securities	$7,749.3	$432.5	$2,249.0	$463.6	$9,998.3	$896.1

December 31, 2007
Debt securities:
U.S. government securities	$41.7	$.4	$5.3	$.1	$47.0	$.5
States, municipalities and political subdivisions	246.4	3.1	130.5	2.2	376.9	5.3
U.S. corporate securities	1,699.8	60.5	787.6	37.9	2,487.4	98.4
Foreign securities	278.2	4.7	262.5	13.8	540.7	18.5
Mortgage-backed and other asset-backed securities	330.0	10.1	977.4	18.3	1,307.4	28.4
Redeemable preferred securities	116.4	11.9	100.3	15.3	216.7	27.2
Total debt securities	2,712.5	90.7	2,263.6	87.6	4,976.1	178.3
Equity securities	.3	.4	-	-	.3	.4
Total debt and equity securities	$2,712.8	$91.1	$2,263.6	$87.6	$4,976.4	$178.7

(1)
At September 30, 2008 and December 31, 2007, debt and equity securities in an unrealized loss position of $291.8 million and $60.9 million, respectively, and related fair value of $2.6 billion and $1.4 billion, respectively, related to discontinued and experience-rated products.

We have reviewed the securities in the table on page 8 and have concluded that these are performing assets generating investment income to support the needs of our business.  Furthermore, we have the ability and intent to hold these securities until their cost can be recovered.  Therefore we did not take an other-than-temporary impairment loss on these investments.  Unrealized losses at September 30, 2008 were generally caused by the widening of credit spreads relative to the interest rates on U.S. Treasury securities primarily caused by the recent decline in valuations in the financial sector.  Unrealized losses at December 31, 2007 were generally caused by the widening of credit spreads relative to the interest rates on U.S. Treasury securities and an increase in interest rates on U.S. Treasury securities.

Net realized capital losses for the three and nine months ended September 30, 2008 and 2007, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Other-than-temporary impairments of debt securities-yield related	$(185.2)	$(22.3)	$(302.3)	$(93.1)
Other-than-temporary impairments of debt securities-credit related	(107.4)	(1.5)	(121.9)	(1.1)
Sales of debt securities	(44.1)	2.7	(5.2)	28.6
Other	(20.1)	4.5	(8.0)	1.2
Pretax net realized capital losses	$(356.8)	$(16.6)	$(437.4)	$(64.4)

Recognizing a yield-related other-than-temporary impairment (“OTTI”) loss requires significant diligence and judgment.  We carefully evaluate all relevant facts and circumstances for each investment in our analyses.  We have concluded that the investments for which a yield-related OTTI was recognized continue to be performing assets generating investment income to support the needs of our businesses.  However, accounting guidance requires us to assert our intent and ability to hold such securities until market recovery to avoid loss recognition.  In order to maintain appropriate flexibility in managing our investment portfolio, we do not make this assertion and therefore we recorded these yield-related OTTI losses.

Yield-related OTTI losses were primarily due to the widening of credit spreads relative to the interest rates on U.S. Treasury securities in 2008 and increases in the interest rates on U.S. Treasury securities in 2007.  During 2008, significant declines in the U.S. housing market have resulted in the credit and other capital markets experiencing volatility and limitations on the ability of companies to issue debt or equity securities.  The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity has resulted in credit spreads widening during 2008, particularly during the three months ended September 30, 2008.

The credit-related OTTI losses include $103 million pretax in the three and nine months ended September 30, 2008 related to investments in debt securities of Lehman Brothers Holdings Inc. and Washington Mutual, Inc.

6.	Other Comprehensive Loss

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the nine months ended September 30, 2008 and 2007.

	Net Unrealized Gains (Losses)			Pension and OPEB Plans
(Millions)	Securities	Foreign Currency	Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Nine Months Ended September 30, 2008
Balance at January 1, 2008	$53.3	$15.2	$(8.2)	$(395.8)	$47.1	$(288.4)
Unrealized net losses arising
during the period ($(1,164.2) pretax)	(645.5)	(1.4)	(13.6)	-	-	(660.5)
Reclassification to earnings ($435.4 pretax)	275.8	-	5.7	4.3	(2.8)	283.0
Other comprehensive (loss) income
during the period	(369.7)	(1.4)	(7.9)	4.3	(2.8)	(377.5)
Balance at September 30, 2008	$(316.4)	$13.8	$(16.1)	$(391.5)	$44.3	$(665.9)

Nine Months Ended September 30, 2007
Balance at January 1, 2007	$66.5	$11.6	$7.6	$(620.0)	$22.5	$(511.8)
Unrealized net (losses) gains arising
during the period ($(134.5) pretax)	(94.6)	4.2	3.0	-	-	(87.4)
Reclassification to earnings ($92.2 pretax)	45.0	-	(1.6)	15.9	.6	59.9
Other comprehensive (loss) income
during the period	(49.6)	4.2	1.4	15.9	.6	(27.5)
Balance at September 30, 2007	$16.9	$15.8	$9.0	$(604.1)	$23.1	$(539.3)

7.	Employee Benefit Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$10.8	$10.8	$32.4	$32.4	$.1	$.1	$.3	$.3
Interest cost	78.0	74.8	234.0	224.4	5.0	5.4	15.0	16.2
Expected return on plan assets	(121.1)	(116.4)	(363.3)	(349.2)	(1.0)	(1.0)	(3.0)	(3.0)
Amortization of prior service cost	(.5)	1.2	(1.5)	3.6	(.9)	(.9)	(2.7)	(2.7)
Recognized net actuarial loss	1.6	6.9	4.8	20.7	.6	1.4	1.8	4.2
Net periodic benefit (income) cost	$(31.2)	$(22.7)	$(93.6)	$(68.1)	$3.8	$5.0	$11.4	$15.0

8.	Debt

The carrying value of our long-term debt at September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
(Millions)	2008	2007
Senior notes, 5.75%, due 2011	$449.8	$449.7
Senior notes, 7.875%, due 2011	449.1	448.8
Senior notes, 6.0%, due 2016	746.6	746.2
Senior notes, 6.5%, due 2018	498.5	-
Senior notes, 6.625%, due 2036	798.5	798.5
Senior notes, 6.75%, due 2037	695.4	695.3
Total long-term debt	$3,637.9	$3,138.5

In September 2008, we issued $500 million of 6.5% senior notes due 2018 (the “Senior Notes”) and used the proceeds to repay commercial paper borrowings.  In August 2008, we hedged the change in cash flows associated with the then-anticipated interest payments generated by the issuance of $250 million of the Senior Notes by purchasing forward starting swaps that we terminated in September 2008.  Upon the termination of the swaps, we paid approximately $10 million to our counterparty, which was recorded as an other comprehensive loss and is being amortized as an increase of interest expense over the life of the Senior Notes.

At September 30, 2008 and December 31, 2007, we had approximately $482 million and $100 million, respectively, of commercial paper outstanding with a weighted average interest rate of 4.59% and 5.44%, respectively.  At December 31, 2007, there was approximately $31 million outstanding under a short-term credit program that is secured by assets of certain of our subsidiaries.

At September 30, 2008, we had an unsecured $1.5 billion, five-year revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013, and may be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions. The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2007 at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity (excluding any overfunded or underfunded status of our pension and OPEB plans in accordance with FAS 158 and any net unrealized capital gains and losses) and total debt (as defined in the Facility).  We met this requirement at September 30, 2008.  There were no amounts outstanding under the Facility at September 30, 2008.

9.	Capital Stock

On September 28, 2007, February 29, 2008 and June 27, 2008, our Board of Directors (the “Board”) authorized share repurchase programs for the repurchase of up to $1.25 billion, $750 million and $750 million, respectively, of our common stock.  During the nine month period ended September 30, 2008, we repurchased approximately 38 million shares of common stock at a cost of approximately $1.7 billion, completing the September 28, 2007 and February 29, 2008 authorizations and utilizing a portion of the June 27, 2008 authorization.  At September 30, 2008, we had remaining authorization to repurchase an aggregate of up to approximately $729 million of common stock under the June 27, 2008 Board authorization.

On February 8, 2008, approximately 4.4 million SARs, .2 million restricted stock units (“RSUs”) and .4 million performance stock units (“PSUs”) were granted to certain employees.  If exercised by the employee, the SARs will be settled in common stock, net of taxes, based on the appreciation of our common stock price over $50.70 per share.  For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period.  The SARs and RSUs will become 100% vested three years from the grant date, with one-third of the SARs and RSUs vesting each year.  The PSUs vest on December 31, 2009.  The number of vested PSUs (which could be as high as 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals as determined by the Board’s Committee on Compensation and Organization.  The value of each vested PSU is equal to one share of common stock, net of taxes.

On September 26, 2008, our Board declared an annual cash dividend of $.04 per share to shareholders of record at the close of business on November 13, 2008.  This dividend will be paid on November 28, 2008.

10.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at September 30, 2008, the amount of dividends that may be paid to Aetna through the end of 2008 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.1 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $5.6 billion and $5.3 billion at September 30, 2008 and December 31, 2007, respectively.

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

When quoted prices in active markets for identical assets are available, we use these quoted market prices to determine the fair value of financial assets and classify these assets as Level 1.  In other cases where a quoted market price for identical assets in an active market is either not available or not observable, we estimate fair values using valuation methodologies based on available and observable market information or by using a matrix pricing model.  These financial assets would then be classified as Level 2.  If quoted market prices are not available, we determine fair value using broker quotes or an internal analysis of each investment’s financial performance and cash flow projections.  In these instances, financial assets will be classified based upon the lowest level of input that is significant to the valuation. Thus, financial assets may be classified in Level 3 even though there may be some significant inputs that may be readily available.

The following is a description of the valuation methodologies used for financial assets measured at fair value, including the general classification of such assets pursuant to the valuation hierarchy.

Debt Securities - Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. government securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which uses quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities based on these inputs and did not adjust any prices at September 30, 2008.

We also value a certain amount of debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced by internal staff. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any quotes at September 30, 2008.  The total fair value of our broker quoted securities was approximately $414 million at September 30, 2008.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and structured products.  For certain private placement securities, internal staff determine the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax exempt municipal securities.

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

Our financial assets with changes in fair value that are measured on a recurring basis at September 30, 2008 were as follows (there were no liabilities measured at fair value at September 30, 2008):

(Millions)	Level 1	Level 2	Level 3	Total
Debt Securities	$1,173.0	$12,845.6	$525.3	$14,543.9
Equity Securities	4.2	-	39.3	43.5
Derivatives	-	.7	-	.7
Total	$1,177.2	$12,846.3	$564.6	$14,588.1

The changes in the balances of Level 3 financial assets for the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
(Millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Beginning balance	$609.6	$42.3	$651.9	$642.5	$38.9	$681.4
Net realized and unrealized capital (losses) gains:
Included in earnings	(16.4)	-	(16.4)	(25.9)	-	(25.9)
Included in other comprehensive income	(8.1)	-	(8.1)	(11.8)	-	(11.8)
Other (1)	(11.4)	4.3	(7.1)	(23.5)	14.3	(9.2)
Purchases, sales and maturities	(19.6)	(7.3)	(26.9)	(32.8)	(29.6)	(62.4)
Transfers in or (out) of Level 3 (2)	(28.8)	-	(28.8)	(23.2)	15.7	(7.5)
Ending Balance	$525.3	$39.3	$564.6	$525.3	$39.3	$564.6

Amount of Level 3 net unrealized capital losses included in net income	$(14.3)	$-	$(14.3)	$(24.0)	$-	$(24.0)

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not affect our results of operations.
(2)
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

Separate Account assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 12.  Separate Account assets also include investments in real estate that are carried at fair value.  The following is a description of the valuation methodology used to price these real estate investments, including the general classification pursuant to the valuation hierarchy.

Real Estate - The values of the underlying real estate investments are estimated using generally accepted valuation techniques and give consideration to the investment structure.  An appraisal of the underlying real estate for each of these investments is performed annually. In the quarters in which an investment is not appraised or its valuation is not updated, fair value is based on available market information.  The valuation of a real estate investment is adjusted only if there has been a significant change in economic circumstances related to the investment since acquisition or the most recent independent valuation and upon the appraiser’s review and concurrence with the valuation.  Further, these valuations have been prepared giving consideration to the income, cost and sales comparison approaches of estimating property value. These valuations do not necessarily represent the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller.  Therefore, these investment values are classified as Level 3.

Separate Account financial assets with changes in fair value measured on a recurring basis at September 30, 2008 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Debt Securities	$649.8	$2,378.8	$261.3	$3,289.9
Equity Securities	1,746.9	4.2	-	1,751.1
Derivatives	-	.7	-	.7
Real Estate	-	-	95.4	95.4
Total (1)	$2,396.7	$2,383.7	$356.7	$5,137.1

(1)	Excludes $706.3 million of cash and cash equivalents and other receivables.

The changes in the balances of Level 3 Separate Account financial assets for the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$267.7	$837.5	$1,105.2	$291.4	$12,541.8	$12,833.2
Total gains (losses) accrued to contract holders	.5	(33.1)	(32.6)	(5.4)	(36.8)	(42.2)
Purchases, sales and maturities	(.6)	(42.6)	(43.2)	(12.4)	(88.8)	(101.2)
Net transfers out of Level 3 (1)	(6.3)	-	(6.3)	(12.3)	-	(12.3)
Transfers of Separate Account assets (2)	-	(666.4)	(666.4)	-	(12,320.8)	(12,320.8)
Ending Balance	$261.3	$95.4	$356.7	$261.3	$95.4	$356.7

(1)
For financial assets that are transferred into Level 3, we use the fair value of the assets at the end of the reporting period.  For financial assets that are transferred out of Level 3, we use the fair value of the assets at the beginning of the reporting period.

(2)
On September 30, 2008 and February 29, 2008, approximately $692 million and $11.7 billion, respectively, of our Separate Account assets were transitioned out of our business.  Refer to Note 15 on page 21 for additional information concerning this transfer.

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

Weintraub, et al. v. Ingenix, et al. is a purported nationwide class action lawsuit that was filed in the United States District Court for the District of Connecticut on April 29, 2008 and subsequently amended. The plaintiff alleges that we and the other defendants violated federal antitrust laws and New York state consumer protection laws in connection with the use of information provided by Ingenix, Inc. in paying claims for services rendered to our members by out-of-network providers, resulting in increased out-of-pocket payments by our members.  The purported classes together consist of all persons who at any time since April 29, 2004, have been members in any of our health insurance plans that pay benefits to members who receive services from out-of-network providers. The plaintiff seeks actual damages, treble and other punitive damages, and injunctive relief, plus costs and attorneys’ fees. This case is similar to other actions pending in the New Jersey Federal Court and elsewhere against us and certain of our competitors. We intend to defend this case vigorously.

In addition, we have received subpoenas from the New York Attorney General (the “NYAG”) with respect to an industry-wide investigation into certain payment practices with respect to out-of-network providers.  The NYAG has stated that he intends to initiate litigation against one of our competitors in connection with this investigation.  We also have received a subpoena and/or requests for documents and other information from other attorneys general relating to our out-of-network provider payment practices.

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

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay medical claims, rescission of insurance coverage and other litigation in our Health Care and Group Insurance businesses.  Some of these other lawsuits are or are purported to be class actions.  We intend to defend these matters vigorously.

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and attorneys general and other state and federal authorities, including the investigation by, and subpoenas and requests from, attorneys general described above under “Out-of-Network Provider Proceedings.”  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements and claim payment practices (including payments to out-of-network providers).  As a leading national health care benefits organization, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

We are unable to predict at this time the ultimate outcome of the matters described above, and it is reasonably possible that their outcome could be material to us.

13.	Segment Information

Summarized financial information of our segments for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Interest	Company
Three months ended September 30, 2008
Revenue from external customers	$7,257.7	$448.5	$45.4	$-	$7,751.6
Operating earnings (loss) (1)	520.0	47.2	8.8	(39.3)	536.7
Three months ended September 30, 2007
Revenue from external customers	$6,193.1	$468.7	$54.0	$-	$6,715.8
Operating earnings (loss) (1)	488.6	38.2	9.2	(28.6)	507.4

Nine months ended September 30, 2008
Revenue from external customers	$21,399.5	$1,335.3	$162.3	$-	$22,897.1
Operating earnings (loss) (1)	1,435.5	121.4	27.2	(111.5)	1,472.6
Nine months ended September 30, 2007
Revenue from external customers	$18,077.5	$1,405.6	$171.6	$-	$19,654.7
Operating earnings (loss) (1)	1,331.3	108.5	26.7	(83.9)	1,382.6

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

The following table reconciles operating earnings to net income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Operating earnings	$536.7	$507.4	$1,472.6	$1,382.6
Net realized capital losses	(232.0)	(10.7)	(284.3)	(41.8)
Allowance on reinsurance recoverable (1)	(27.4)	-	(27.4)	-
Reduction of reserve for anticipated future losses on discontinued
products (2)	-	-	28.5	41.8
Net income	$277.3	$496.7	$1,189.4	$1,382.6

(1)
As a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax) in the three and nine months ended September 30, 2008.  This reinsurance is on a closed book of paid-up group whole life insurance business.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the three and nine months ended September 30, 2008.

(2)
We reduced the reserve for anticipated future losses on discontinued products by $28.5 million ($43.8 million pretax) and $41.8 million ($64.3 million pretax) in the nine months ended September 30, 2008 and 2007, respectively.  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.  Refer to Note 14 below for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

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

At the time of discontinuance, a receivable from Large Case Pensions’ continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products.  Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products.  Interest on the payable generally offsets the investment income on the assets available to fund the shortfall.  The receivable from continuing products was $429 million and $438 million at September 30, 2008 and December 31, 2007, respectively.  These amounts were eliminated in consolidation.

Results of discontinued products for the three months ended September 30, 2008 and 2007 were as follows (pretax):

(Millions)	Results	Charged (Credited) to Reserve for Anticipated Future Losses	Net (1)
Three months ended September 30, 2008
Net investment income	$37.8	$-	$37.8
Net realized capital losses	(90.0)	90.0	-
Interest earned on receivable from continuing products	6.5	-	6.5
Other revenue	5.1	-	5.1
Total revenue	(40.6)	90.0	49.4
Current and future benefits	76.0	(29.1)	46.9
Operating expenses	2.5	-	2.5
Total benefits and expenses	78.5	(29.1)	49.4
Results of discontinued products	$(119.1)	$119.1	$-

Three months ended September 30, 2007
Net investment income	$60.1	$-	$60.1
Net realized capital gains	7.1	(7.1)	-
Interest earned on receivable from continuing products	6.5	-	6.5
Other revenue	1.8	-	1.8
Total revenue	75.5	(7.1)	68.4
Current and future benefits	79.4	(13.6)	65.8
Operating expenses	2.6	-	2.6
Total benefits and expenses	82.0	(13.6)	68.4
Results of discontinued products	$(6.5)	$6.5	$-
(1)	Amounts are reflected in the statements of income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Results of discontinued products for the nine months ended September 30, 2008 and 2007 were as follows (pretax):

(Millions)	Results	Charged (Credited) to Reserve for Anticipated Future Losses	Net (1)
Nine months ended September 30, 2008
Net investment income	$147.0	$-	$147.0
Net realized capital losses	(100.7)	100.7	-
Interest earned on receivable from continuing products	20.0	-	20.0
Other revenue	19.5	-	19.5
Total revenue	85.8	100.7	186.5
Current and future benefits	230.2	(51.0)	179.2
Operating expenses	7.3	-	7.3
Total benefits and expenses	237.5	(51.0)	186.5
Results of discontinued products	$(151.7)	$151.7	$-

Nine months ended September 30, 2007
Net investment income	$228.4	$-	$228.4
Net realized capital gains	34.8	(34.8)	-
Interest earned on receivable from continuing products	20.4	-	20.4
Other revenue	15.4	-	15.4
Total revenue	299.0	(34.8)	264.2
Current and future benefits	240.1	16.3	256.4
Operating expenses	7.8	-	7.8
Total benefits and expenses	247.9	16.3	264.2
Results of discontinued products	$51.1	$(51.1)	$-

(1)	Amounts are reflected in the statements of income, except for interest earned on the receivable from continuing products, which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 2008 and December 31, 2007 were as follows: (1)

	September 30,	December 31,
(Millions)	2008	2007
Assets:
Debt and equity securities available for sale	$2,522.4	$3,049.3
Mortgage loans	604.7	554.0
Other investments	622.5	581.0
Total investments	3,749.6	4,184.3
Other assets	101.4	142.6
Collateral received under securities loan agreements	184.9	309.6
Current and deferred income taxes	88.4	121.4
Receivable from continuing products (2)	429.4	437.9
Total assets	$4,553.7	$5,195.8

Liabilities:
Future policy benefits	$3,487.1	$3,614.5
Policyholders funds	17.0	21.0
Reserve for anticipated future losses on discontinued products	864.7	1,052.3
Collateral payable under securities loan agreements	184.9	309.6
Other liabilities	-	198.4
Total liabilities	$4,553.7	$5,195.8
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	The receivable from continuing products is eliminated in consolidation.

At September 30, 2008 and December 31, 2007, net unrealized capital (losses) gains on debt securities available for sale are included in the table on page 19 in other assets and other liabilities, respectively, and are not reflected in consolidated shareholders’ equity on our balance sheets.  The reserve for anticipated future losses on discontinued products is included in future policy benefits on our balance sheets.

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

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate assets.  Mortgage loan cash flow assumptions represent management’s best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date.  The performance of real estate assets has been consistently estimated using the most recent forecasts available.  Since 1997, a debt security default assumption has been included to reflect historical default experience, since the debt security portfolio increased as a percentage of the overall investment portfolio and reflected more debt security credit risk, concurrent with the declines in the commercial mortgage loan and real estate portfolios.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2008 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2007	$1,052.3
Operating loss	(62.0)
Net realized capital losses	(100.7)
Mortality and other	11.0
Tax benefits	7.9
Reserve reduction	(43.8)
Reserve for anticipated future losses on discontinued products at September 30, 2008	$864.7

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, the reserve was reduced by $44 million ($29 million after tax) and $64 million ($42 million after tax) in the nine months ended September 30, 2008 and 2007, respectively.  The 2008 reserve reduction was primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The 2007 reserve reduction was primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses.

Distributions on discontinued products for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Scheduled contract maturities, settlements and benefit payments	$113.3	$117.8	$343.6	$353.9
Participant-directed withdrawals	-	.1	.1	.2

15.	Separate Accounts

In 1996, we entered into a contract with UBS Realty Investors, LLC (“UBS”) (formerly known as Allegis Realty Investors, LLC) under which mortgage loan and real estate Separate Account assets would transition out of our business.  On September 30, 2008 and February 29, 2008, approximately $692 million and $11.7 billion, respectively, of our mortgage loan and real estate Separate Account assets transitioned out of our business.  These transitions did not and will not impact our shareholders’ equity, results of operations or cash flows.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2008, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007 and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 29, 2008

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

The following MD&A provides a review of our financial condition at September 30, 2008 and December 31, 2007 and results of operations for the three and nine months ended September 30, 2008 and 2007.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented herein as well as the MD&A contained in our 2007 Annual Report on Form 10-K (our “2007 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Revenue:
Health Care	$7,132.5	$6,280.4	$21,424.0	$18,322.6
Group Insurance	393.6	526.2	1,372.3	1,602.8
Large Case Pensions	98.5	154.7	395.1	529.8
Total revenue	7,624.6	6,961.3	23,191.4	20,455.2
Net income	277.3	496.7	1,189.4	1,382.6
Operating earnings: (1)
Health Care	520.0	488.6	1,435.5	1,331.3
Group Insurance	47.2	38.2	121.4	108.5
Large Case Pensions	8.8	9.2	27.2	26.7
Cash flows from operations (year-to-date only)			1,752.4	1,406.5

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this MD&A on page 24 for a discussion of non-GAAP measures.  Refer to pages 25, 29 and 30 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our operating earnings for the three and nine months ended September 30, 2008, compared to the corresponding periods in 2007, reflect continued growth in our Health Care business.  The increase in our operating earnings primarily reflects growth in revenue from increases in membership levels (refer to Health Care membership on page 27) and premium rates for renewing membership in 2008 and solid underwriting results partially offset by lower net investment income.  We experienced membership growth in both our Insured (where we assume all or a majority of risk for health care costs) and our administrative services contract (“ASC”) (where the plan sponsor assumes all or a majority of the risk for health care costs) medical products.  At September 30, 2008, we served approximately 17.7 million medical members (consisting of approximately 34% Insured members and 66% ASC members), 14.1 million dental members and 11.1 million pharmacy members.

Net income for the three months ended September 30, 2008 includes after tax net realized capital losses of $232 million, reflecting approximately $120 million of yield-related other-than-temporary impairments (“OTTI”) and approximately $70 million of credit-related OTTI of debt securities.  Refer to Net Realized Capital Gains and Losses beginning on page 33 for additional information.

We continued to generate strong cash flows from operations in 2008.  We also continued our share repurchase program during the nine months ended September 30, 2008, repurchasing approximately 38 million shares of our common stock at a cost of approximately $1.7 billion.

Board of Directors Update
Richard J. Harrington was appointed to our Board of Directors (“Board”) in September 2008.  Mr. Harrington is chairman of the Thomson Reuters Foundation.  He also serves on our Board’s Audit Committee and Investment and Finance Committee.  With the addition of Mr. Harrington, the Board consists of thirteen directors.

Management Update
Rajan Parmeswar, Vice President, Controller and Chief Accounting Officer, joined Aetna in August 2008 and succeeded Ronald M. Olejniczak, who retired in July 2008.

Gery J. Barry, Chief Strategy Officer, joined Aetna in August 2008.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 131 “Disclosures about Segments of an Enterprise and Related Information,” and is consistent with our segment disclosure included in Note 13 of the Condensed Notes to Consolidated Financial Statements on page 17.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

Our discussion of the results of operations of each business segment is based on operating earnings, which exclude realized capital gains and losses as well as other items, if any, from net income reported in accordance with GAAP.  We believe excluding realized capital gains and losses from net income to arrive at operating earnings provides more useful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that do not relate to the ordinary course of our business from net income to arrive at operating earnings.  In each segment discussion below, we present a table that reconciles operating earnings to net income reported in accordance with GAAP.  Each table details the net realized capital gains and losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income in calculating operating earnings.

HEALTH CARE

Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both an Insured basis and an ASC basis.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  We also offer Medicare and Medicaid products and services and specialty products, such as medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

Operating Summary for the Three and Nine Months Ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Premiums:
Commerical (1)	$5,086.6	$4,720.9	$14,924.4	$13,831.1
Medicare	1,209.9	634.8	3,631.7	1,964.0
Medicaid	154.3	89.7	437.1	121.6
Total premiums	6,450.8	5,445.4	18,993.2	15,916.7
Fees and other revenue	806.9	747.7	2,406.3	2,160.8
Net investment income	88.5	90.9	269.9	278.3
Net realized capital losses	(213.7)	(3.6)	(245.4)	(33.2)
Total revenue	7,132.5	6,280.4	21,424.0	18,322.6
Health care costs (2)	5,216.6	4,323.1	15,456.1	12,814.1
Operating expenses:
Selling expenses	259.0	243.1	789.6	722.6
General and administrative expenses (3)	1,041.1	937.1	3,124.0	2,693.4
Total operating expenses	1,300.1	1,180.2	3,913.6	3,416.0
Amortization of other acquired intangible assets	23.7	24.2	75.3	64.4
Total benefits and expenses	6,540.4	5,527.5	19,445.0	16,294.5
Income before income taxes	592.1	752.9	1,979.0	2,028.1
Income taxes	211.0	266.6	703.0	718.3
Net income	$381.1	$486.3	$1,276.0	$1,309.8
(1)	Commercial includes all medical, dental and other Insured products except Medicare and Medicaid.
(2)
The percentage of health care costs related to capitated arrangements with primary care physicians (a fee arrangement where we pay providers a monthly fixed fee for each member, regardless of the medical services provided to the member) was 5.2% and 5.0% for the three and nine months ended September 30, 2008, respectively, compared to 5.6% for both of the corresponding periods in 2007.

(3)
Includes salaries and related benefit expenses of $613.4 million and $1.8 billion for the three and nine months ended September 30, 2008, respectively, and $550.3 million and $1.6 billion, respectively, for the corresponding periods in 2007.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Net income	$381.1	$486.3	$1,276.0	$1,309.8
Net realized capital losses	138.9	2.3	159.5	21.5
Operating earnings	$520.0	$488.6	$1,435.5	$1,331.3

Operating earnings for the three and nine months ended September 30, 2008 when compared to the corresponding periods in 2007 reflect growth in premiums, fees and other revenue and solid underwriting results as well as continued operating expense efficiencies (operating expenses divided by total revenue).  The growth in premiums and fees and other revenue resulted from increases in membership levels from current and new customers (refer to Membership on page 27) as well as premium rate increases for renewing membership.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums. For the three and nine months ended September 30, 2008 and 2007, our MBRs were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Commercial	80.3%	78.6%	80.2%	79.5%
Medicare	83.0%	84.4%	85.3%	86.9%
Medicaid	81.1%	85.5%	87.7%	87.4%
Total	80.9%	79.4%	81.4%	80.5%

Refer to our discussion of Commercial, Medicare and Medicaid results that follows for an explanation of the changes in our MBR.

Our Commercial products continued to grow in 2008
Commercial premiums increased approximately $366 million and $1.1 billion for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007.  This increase reflects premium rate increases on renewing business and an increase in membership levels.

Our Commercial MBR was 80.3% and 80.2% for the three and nine months ended September 30, 2008, respectively, and 78.6% and 79.5%, respectively, for the corresponding periods in 2007.  For the three months ended September 30, 2008, we had approximately $56 million of unfavorable development of prior period health care cost estimates.  This development was driven by unusually high paid claims activity in the third quarter primarily related to second quarter 2008 dates of service.  We had no significant development of prior period health care cost estimates for the nine months ended September 30, 2008 or the three or nine months ended September 30, 2007.  Taking this development into account, the Commercial MBR for the three months ended September 30, 2008 was slightly higher than the corresponding period in 2007, reflecting a percentage increase in our per member health care costs that slightly outpaced the percentage increase in per member premiums.  The increase in per member health care costs was driven primarily by increases in costs related to physician services, emergency room and ancillary services as well as moderate increases in hospital inpatient and outpatient costs.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2007 Annual Report for a discussion of Health Care Costs Payable.

Medicare results for 2008 reflect growth from 2007
Medicare premiums increased approximately $575 million and $1.7 billion for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007.  This increase primarily reflects growth in our group private-fee-for-service Medicare (“PFFS”) plans, including the conversion of a large customer’s membership from a Commercial ASC plan to a Medicare Insured plan, and increases in premiums from our Medicare products as a result of higher membership levels, rate increases from CMS and premium rate increases.

The Medicare MBRs for the three and nine months ended September 30, 2008 were 83.0% and 85.3%, respectively, compared to 84.4% and 86.9%, respectively, for the corresponding periods in 2007. For the three months ended September 30, 2008 and 2007, we had approximately $26 million and $24 million, respectively, of favorable development of prior period health care cost estimates, primarily related to claims incurred in the six months ended June 30, 2008 and 2007, respectively.  We had no significant development of prior period health care cost estimates for the nine months ended September 30, 2008 or 2007.  The decrease in the Medicare MBRs for the three and nine months ended September 30, 2008 reflects a percentage increase in our per member premiums that outpaced the percentage increase in per member health care costs.

Medicaid results for 2008 reflect growth from the Schaller Anderson, Incorporated (“Schaller Anderson”) acquisition.
Medicaid premiums increased approximately $65 million and $316 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007.  This increase primarily reflects an increase in premiums as a result of our acquisition of Schaller Anderson in July 2007.  The Medicaid MBRs were 81.1% and 87.7% for the three and nine months ended September 30, 2008, respectively, compared to 85.5% and 87.4%, respectively, for the corresponding periods in 2007.  For the three months ended September 30, 2008, we had approximately $7 million of favorable development of prior period health care cost estimates primarily related to a large Insured contract.  We had no significant development of Medicaid prior period health care cost estimates for the three months ended September 30, 2007 or the nine months ended September 30, 2008 or 2007.

Other Sources of Revenue
Fees and other revenue increased approximately $59 million and $246 million for the three and nine months ended September 30, 2008, respectively, compared to the corresponding periods in 2007, reflecting revenue from our acquisitions of Schaller Anderson and Goodhealth Worldwide (Bermuda) Limited (“Goodhealth”), as well as growth in ASC membership.

Net realized capital losses for the three and nine months ended September 30, 2008 were due primarily to other-than-temporary impairments of debt securities (refer to Investments – Capital Gains and Losses on page 33 for additional information). Net realized capital losses for the three months ended September 30, 2008 were also due to net losses on the sale of debt securities.  Net realized capital losses for the three and nine months ended September 30, 2007 were due primarily to other-than-temporary impairments of debt securities partially offset by net gains on the sale of debt securities.

Membership
Health Care’s membership at September 30, 2008 and 2007 was as follows:

	2008			2007
(Thousands)	Insured	ASC	Total	Insured	ASC		Total
Medical:
Commercial (1)	5,525	10,931	16,456	5,313	10,321		15,634
Medicare	365	-	365	191	15	(2)	206
Medicaid (1)	180	667	847	164	609		773
Total Medical Membership	6,070	11,598	17,668	5,668	10,945		16,613

Consumer-Directed Health Plans (3)			1,412				980

Dental:
Commercial (1)	4,995	7,543	12,538	4,996	7,270		12,266
Medicare and Medicaid (1)	226	402	628	188	392		580
Network Access (4)	-	951	951	-	838		838
Total Dental Membership	5,221	8,896	14,117	5,184	8,500		13,684

Pharmacy:
Commercial (1)			9,809				9,549
Medicare PDP (stand-alone)			372				309
Medicare Advantage PDP			193				150
Medicaid (1)			23				21
Total Pharmacy Benefit Management Services			10,397				10,029
Mail Order (5)			657				640
Total Pharmacy Membership			11,054				10,669

(1)
Approximately 26,000 State Children’s Health Insurance Program (“SCHIP”) medical members and 21,000 of both SCHIP pharmacy and dental members at September 30, 2007 were reclassified from Commercial to Medicaid.  Additionally, dental membership at September 30, 2007 was revised to include Schaller Anderson (Medicaid) membership to conform with the 2008 presentation.

(2)
Represents members who participated in a CMS pilot program under which we provided disease and care management services to selected Medicare fee-for-service beneficiaries in exchange for a fee.  This program terminated in September 2008.

(3)	Represents members in consumer-directed health plans also included in Commercial medical membership above.
(4)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(5)	Represents members who purchased medications through our mail order pharmacy operations during the third quarter of 2008 and 2007, respectively, and are included in pharmacy membership above.

Total medical, dental and pharmacy membership at September 30, 2008 increased compared to September 30, 2007.  The increase in medical membership was primarily due to growth in our Commercial and Medicare products.  Growth in Commercial membership was driven by membership growth within existing plan sponsors and new customers, net of lapses.  Growth in Medicare membership was primarily due to growth in our group PFFS plans, including the conversion of a large customer from a Commercial ASC plan to a Medicare Insured plan.

Total dental membership increased in 2008 primarily due to membership growth from both new and current customers.

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

Operating Summary for the Three and Nine Months Ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Premiums:
Life	$267.4	$299.2	$796.6	$901.0
Disability	135.3	122.3	399.8	359.0
Long-term care	21.5	21.6	65.5	70.0
Total premiums	424.2	443.1	1,261.9	1,330.0
Fees and other revenue	24.3	25.6	73.4	75.6
Net investment income	62.7	68.4	192.2	228.7
Net realized capital losses	(117.6)	(10.9)	(155.2)	(31.5)
Total revenue	393.6	526.2	1,372.3	1,602.8
Current and future benefits	355.3	396.7	1,087.2	1,220.3
Operating expenses:
Selling expenses	23.2	24.0	72.0	71.1
General and administrative expenses (1)	65.6	63.3	195.0	191.8
Allowance on reinsurance recoverable	42.2	-	42.2	-
Total operating expenses	131.0	87.3	309.2	262.9
Amortization of other acquired intangible assets	1.7	1.7	5.2	5.1
Total benefits and expenses	488.0	485.7	1,401.6	1,488.3
(Loss) income before income taxes	(94.4)	40.5	(29.3)	114.5
Income taxes	(37.7)	9.4	(22.4)	26.5
Net (loss) income	$(56.7)	$31.1	$(6.9)	$88.0

(1)
Includes salaries and related benefit expenses of $43.9 million and $128.3 million for the three and nine months ended September 30, 2008, respectively, and $46.2 million and $112.2 million, respectively, for the corresponding periods in 2007.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, after tax)	2008	2007	2008	2007
Net (loss) income	$(56.7)	$31.1	$(6.9)	$88.0
Net realized capital losses	76.5	7.1	100.9	20.5
Allowance on reinsurance recoverable (1)	27.4	-	27.4	-
Operating earnings	$47.2	$38.2	$121.4	$108.5

(1)
As a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax) in the three and nine months ended September 30, 2008.  This reinsurance is on a closed block of paid-up group whole life insurance business.  We believe this charge neither relates to the ordinary course of our business nor reflects our underlying business performance, and therefore, we have excluded it from operating earnings for the three and nine months ended September 30, 2008.

Operating earnings for the three months ended September 30, 2008 increased compared to the corresponding period in 2007 reflecting a higher underwriting margin due to favorable life and long-term care results partially offset by lower net investment income.  Operating earnings for the nine months ended September 30, 2008 increased compared to the corresponding period in 2007 reflecting a higher underwriting margin due to favorable disability and long-term care results partially offset by lower net investment income.  Net investment income for the three and nine months ended September 30, 2008 decreased compared to the corresponding periods in 2007 primarily due to lower income from alternative investments.  Life premiums for the three and nine months ended September 30, 2008 reflect the lapse of several large customers, which had a nominal impact on operating earnings.

In the three and nine months ended September 30, 2008, we recorded an allowance against our reinsurance recoverable from Lehman Re of $42 million pretax in operating expenses.  The reinsurance recoverable results from a 1999 transaction in which Lehman Re reinsured a closed block of paid-up group whole life insurance policies we issued between 1941 and 1999.  In September 2008, we took possession of assets supporting the reinsurance recoverable, which previously were held as collateral in a trust.  In September 2008, Lehman Re commenced proceedings in Bermuda to liquidate itself.  We intend to pursue our claims in Lehman Re’s liquidation proceedings.

The group benefit ratios were 83.8% and 86.2% for the three and nine months ended September 30, 2008, respectively, compared to 89.5% and 91.8%, respectively, for the corresponding periods in 2007.  The decrease in the group benefit ratio for the three months ended September 30, 2008 compared to the corresponding period in 2007 was primarily due to favorable life and long-term care experience.  The decrease in the group benefit ratio for the nine months ended September 30, 2008 compared to the corresponding period in 2007 was primarily due to favorable disability and long-term care experience.

Net realized capital losses for the three and nine months ended September 30, 2008 were due primarily to other-than-temporary impairments of debt securities (refer to Investments – Capital Gains and Losses on page 33 for additional information) and net losses from the sale of debt securities.  Net realized capital losses for the three and nine months ended September 30, 2007 were due primarily to losses on other-than-temporary impairments of debt securities partially offset by gains on futures contracts.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Premiums	$42.5	$51.4	$153.3	$163.1
Net investment income	78.6	102.8	269.6	357.9
Other revenue	2.9	2.6	9.0	8.5
Net realized capital (losses) gains	(25.5)	(2.1)	(36.8)	.3
Total revenue	98.5	154.7	395.1	529.8
Current and future benefits	109.4	140.9	387.2	484.4
General and administrative expenses (1)	3.6	3.9	10.8	11.4
Reduction of reserve for anticipated future losses on discontinued products	-	-	(43.8)	(64.3)
Total benefits and expenses	113.0	144.8	354.2	431.5
(Loss) income before income taxes	(14.5)	9.9	40.9	98.3
Income taxes	(6.7)	2.0	9.1	29.6
Net (loss) income	$(7.8)	$7.9	$31.8	$68.7

(1) (1)
Includes salaries and related benefit expenses of $2.8 million and $8.2 million for the three and nine months ended September 30, 2008, respectively, and $2.9 million and $8.7 million, respectively, for the corresponding periods in 2007.

At September 30, 2008 and 2007, Large Case Pensions assets under management consisted of the following:

(Millions)	2008	2007
Assets under management: (1)
Fully guaranteed discontinued products	$3,966.6	$4,256.1
Experience-rated	4,245.9	4,574.4
Non-guaranteed (2)	2,713.4	15,790.1
Total assets under management	$10,925.9	$24,620.6

(1)	Excludes net unrealized capital (losses) gains of $(198.9) million and $99.2 million at September 30, 2008 and 2007, respectively.
(2)
In 2008, approximately $12.4 billion of our mortgage loan and real estate Separate Account assets transitioned out of our business.  Refer to Note 15 of Condensed Notes to Consolidated Financial Statements on page 21 for additional information.

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Net (loss) income	$(7.8)	$7.9	$31.8	$68.7
Reduction of reserve for anticipated future losses on discontinued products (1)	-	-	(28.5)	(41.8)
Net realized capital losses (gains)	16.6	1.3	23.9	(.2)
Operating earnings	$8.8	$9.2	$27.2	$26.7
(1)
In 1993, we discontinued the sale of our fully guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly.  Changes in this reserve are recognized when deemed appropriate.  In the nine months ended September 30, 2008 and 2007, we reduced the reserve for anticipated future losses on discontinued products by $28.5 million ($43.8 million pretax) and $41.8 million ($64.3 million pretax), respectively.  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.

The reduction of the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2008 was primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The reduction of this reserve for the nine months ended September 30, 2007 was primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.

General account assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Scheduled contract maturities and benefit payments (1)	$73.2	$85.9	$242.9	$262.6
Contract holder withdrawals other than scheduled contract maturities
and benefit payments	6.4	15.3	29.0	29.7
Participant-directed withdrawals	1.2	1.3	2.4	3.7
(1) (1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

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

The results of discontinued products for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2008	2007	2008	2007
Interest deficit (1)	$(24.9)	$(12.5)	$(54.1)	$(7.6)
Net realized capital (losses) gains	(58.4)	4.6	(65.4)	22.6
Interest earned on receivable from continuing products	4.2	4.3	13.0	13.3
Other, net	4.4	1.9	15.9	12.4
Results of discontinued products, after tax	$(74.7)	$(1.7)	$(90.6)	$40.7

Results of discontinued products, pretax	$(119.1)	$(6.5)	$(151.7)	$51.1

Net realized capital losses from sales and other-than-temporary
impairments of debt securities, after tax (included above)	$(49.8)	$(1.2)	$(66.6)	$(5.5)

(1)	The interest deficit is the difference between earnings on invested assets and interest credited to the reserve.

The interest deficit for the three and nine months ended September 30, 2008 increased compared to the corresponding periods in 2007 primarily due to lower net investment income.

Net realized capital losses for the three and nine months ended September 30, 2008 were due primarily to other-than-temporary impairments of debt securities (refer to Investments – Capital Gains and Losses beginning on page 33 for additional information) and derivative losses partially offset by net gains on the sale of equity securities.  Additionally, net realized capital losses for the three months ended September 30, 2008 were also due to net losses on the sale of debt securities.  Net realized capital gains for the three and nine months ended September 30, 2007 were due primarily to gains from the sale of real estate and equity securities and net gains on the sale of debt securities partially offset by other-than-temporary impairments of debt securities.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2008 was as follows (pretax):

(Millions)
Reserve for anticipated future losses on discontinued products at December 31, 2007	$1,052.3
Operating loss	(62.0)
Net realized capital losses	(100.7)
Mortality and other	11.0
Tax benefits	7.9
Reserve reduction	(43.8)
Reserve for anticipated future losses on discontinued products at September 30, 2008	$864.7

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, the reserve was reduced by $44 million ($29 million after tax) and $64 million ($42 million after tax) in the nine months ended September 30, 2008 and 2007, respectively.  The 2008 reserve reduction was primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The 2007 reserve reduction was primarily due to favorable investment performance and favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses.

Refer to Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 17 for additional information on the assets and liabilities supporting discontinued products at September 30, 2008 and December 31, 2007 as well as a discussion of the reserve for anticipated future losses on discontinued products.

INVESTMENTS

At September 30, 2008 and December 31, 2007 our investment portfolio consisted of the following:

	September 30,	December 31,
(Millions)	2008	2007
Debt and equity securities available for sale	$14,587.4	$15,131.9
Mortgage loans	1,713.0	1,512.6
Other investments	1,355.9	1,247.1
Total investments	$17,656.3	$17,891.6

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not affect our results of operations.  Our total investments supported the following products at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(Millions)	2008	2007
Supporting experience-rated products	$1,627.5	$1,854.9
Supporting discontinued products	3,749.6	4,184.3
Supporting remaining products	12,279.2	11,852.4
Total investments	$17,656.3	$17,891.6

Debt and Equity Securities
The debt securities in our portfolio had an average quality rating of A+ at September 30, 2008 and at December 31, 2007, with approximately $5.0 billion and $5.3 billion, respectively, rated AAA on each date.  Total debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $712 million and $791 million at September 30, 2008 and December 31, 2007, respectively (of which 20% at September 30, 2008 and 24% at December 31, 2007 supported our discontinued and experience-rated products).

At September 30, 2008 and December 31, 2007, we held approximately $871 million and $627 million, respectively, of municipal debt securities and $108 million and $142 million, respectively, of structured product debt securities that were guaranteed by third parties, collectively representing approximately 5% and 4%, respectively, of our total investments.  These securities had an average credit rating of AA- at September 30, 2008 and AAA at December 31, 2007 with the guarantee.  Without the guarantee, the average credit rating of the municipal debt securities was A+ on each date.  The structured product debt securities are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, carrying them at fair value on our balance sheet.  Approximately 4% of our debt and equity securities at September 30, 2008 are valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with FAS 157, “Fair Value Measurements”).  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 12 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At September 30, 2008 and December 31, 2007, our debt and equity securities had net unrealized (losses) gains of $(718) million and $209 million, respectively, of which $(203) million and $145 million, respectively, related to our experience-rated and discontinued products.  Certain of our individual debt securities, primarily those of issuers in the financial services sector, have higher levels of unrealized capital losses at September 30, 2008 due to increases in credit spreads relative to interest rates on U.S. Treasury securities in 2008, rather than unfavorable changes in the credit quality of such securities.  We have reviewed these individual debt securities for other-than-temporary impairments (see below) and have the intent and ability to hold these securities until market recovery.  We had no material unrealized capital losses on individual debt or equity securities at December 31, 2007.

We regularly review our debt and equity securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, the carrying value of the security is written down, and the amount of the write down is included as a realized capital loss in our results of operations.  Accounting for other-than-temporary impairments of our investment securities is considered a critical accounting estimate.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Investment Securities in our 2007 Annual Report for additional information.

Net Realized Capital Gains and Losses
Net realized capital losses were $357 million and $437 million for the three and nine months ended September 30, 2008, respectively, and $17 million and $64 million for the three and nine months ended September 30, 2007, respectively.  Included in net realized capital losses were $185 million and $302 million for the three and nine months ended September 30, 2008, respectively, and $22 million and $93 million for the three and nine months ended September 30, 2007, respectively, of yield-related OTTI losses.

Recognizing a yield-related OTTI loss requires significant diligence and judgment.  We carefully evaluate all relevant facts and circumstances for each investment in our analyses.  We have concluded that the investments for which a yield-related OTTI was recognized continue to be performing assets generating investment income to support the needs of our businesses.  However, accounting guidance requires us to assert our intent and ability to hold such securities until market recovery to avoid loss recognition.  In order to maintain appropriate flexibility in managing our investment portfolio, we do not make this assertion and therefore we recorded these yield-related OTTI losses.

Yield-related OTTI losses were primarily due to the widening of credit spreads relative to the interest rates on U.S. Treasury securities in the three and nine months ended September 30, 2008 and increases in the interest rates on U.S. Treasury securities in the three and nine months ended September 30, 2007.  During 2008, significant declines in the U.S. housing market have resulted in the credit and other capital markets experiencing volatility and limitations on the ability of companies to issue debt or equity securities.  The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity has resulted in credit spreads widening during 2008, particularly during the three months ended September 30, 2008.

Included in net realized capital losses for the three and nine months ended September 30, 2008 were credit-related OTTI losses of $103 million related to investments in debt securities of Lehman Brothers Holdings Inc. and Washington Mutual, Inc.  We had no other individually material realized capital losses on debt or equity securities that impacted our results of operations during the three or nine months ended September 30, 2008 or 2007.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairments of Investment Securities in our 2007 Annual Report for additional information.

Mortgage Loans
Our mortgage loan portfolio (which is primarily secured by commercial real estate) represented 10% and 8% of our total invested assets at September 30, 2008 and December 31, 2007, respectively.  There were no specific impairment reserves on these loans at September 30, 2008 or December 31, 2007.

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

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by those contract holders and not by us (subject to, among other things, certain minimum guarantees).  Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pensions products are provided for in the reserve for anticipated future losses on discontinued products (refer to Large Case Pensions - Discontinued Products beginning on page 31).

Management also reviews, on a quarterly basis, the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, results of operations and cash flows assuming the occurrence of certain reasonably possible changes in market rates and prices.  Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows at September 30, 2008.  Refer to the MD&A in our 2007 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

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

Presented in the table below is a condensed statement of cash flows for the nine months ended September 30, 2008 and 2007.  We present net cash flows used for operating activities of continuing operations and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2008	2007
Cash flows from operating activities
Health Care and Group Insurance (including Corporate Interest)	$1,932.9	$1,683.6
Large Case Pensions	(180.5)	(277.1)
Net cash provided by operating activities	1,752.4	1,406.5

Cash flows from investing activities
Health Care and Group Insurance	(1,629.2)	(833.0)
Large Case Pensions	272.5	259.6
Net cash used for investing activities	(1,356.7)	(573.4)

Net cash used for financing activities	(785.5)	(582.5)
Net (decrease) increase in cash and cash equivalents	$(389.8)	$250.6

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.9 billion in the nine months ended September 30, 2008 and $1.7 billion in the nine months ended September 30, 2007.  Cash flows for the nine months ended September 30, 2008 reflect the receipt of approximately $127 million in premium stabilization funds from a large customer.

We repurchased approximately 38 million shares of common stock at a cost of approximately $1.7 billion during the nine months ended September 30, 2008 and 27 million shares of common stock at a cost of approximately $1.3 billion during the nine months ended September 30, 2007.  At September 30, 2008, the capacity remaining under our share repurchase program was approximately $729 million.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 11 for more information.

In September 2008, we issued $500 million of ten year senior notes and used the proceeds to repay commercial paper borrowings.

Other Liquidity Information
On September 26, 2008, our Board declared an annual cash dividend of $.04 per common share payable to shareholders of record at the close of business on November 13, 2008.  The dividend will be paid on November 28, 2008.  Our Board reviews our common stock dividend annually.  Among the factors considered by the Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

We use short-term commercial paper borrowings from time to time to address timing differences between cash receipts and disbursements.  The maximum amount of commercial paper borrowings outstanding during the nine months ended September 30, 2008 was $978 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”) and a one-year credit program for certain of our subsidiaries with a borrowing capacity of up to $45 million.  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions.  There were no amounts outstanding under the Facility at any time during 2008.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 31% at September 30, 2008.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance and pledging or selling of assets.

Refer to Note 8 of Condensed Notes to Consolidated Financial Statements on page 11 for additional information on our short-term and long-term debt.

After tax interest expense was $39 million and $112 million for the three and nine months ended September 30, 2008, respectively, compared to $29 million and $84 million, respectively, for the corresponding periods in 2007.  The increase in interest expense in 2008 was due to higher overall average long-term debt levels as a result of our issuance of senior notes in September 2008 and December 2007.

Other Common Stock Transactions
On February 8, 2008, approximately 4.4 million stock appreciation rights, approximately .2 million restricted stock units and approximately .4 million performance stock units were granted to certain employees.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 11 for additional information.

Ratings
At October 28, 2008 the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations (“Rating Agencies”) were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper)	AMB-2	F1	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A	+

(1)	The Rating Agencies have stated that the outlook for Aetna’s senior debt and ALIC’s financial strength is stable.

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

REGULATORY ENVIRONMENT

The federal and state governments continue to enact and seriously consider many legislative and regulatory proposals that have or could materially impact various aspects of the health care system.  For example:

•
On October 3, 2008, the Paul Wellstone-Pete Domenici Mental Health Parity and Addiction Equity Act 2008 (the “Mental Health Parity Act”) was enacted into law as part of an end of session package that included the Emergency Economic Stabilization Act of 2008.  The Mental Health Parity Act will become effective for plan years beginning one year after enactment and will require employers that voluntarily provide both medical and mental health benefits to provide such benefits on the same terms and conditions with respect to financial requirements and treatment limitations.   The Mental Health Parity Act does not prescribe the method(s) employers and group health plans may use to achieve this “parity” requirement.

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

•
On September 30, 2008, the state of California enacted legislation requiring health care service plans and health insurers that have rescinded an individual policy to reinstate coverage, on a guarantee issue basis, for the individual(s) whose information in the application for coverage and related communications did not lead to the rescission.

Refer to Regulatory Environment in our 2007 Annual Report for additional information on regulation of our business.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The following risk factors supplement the Forward-Looking Information/Risk Factors portion of our 2007 Annual Report.  You should read that section of our 2007 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

Adverse economic conditions in the United States and abroad can significantly and adversely affect our businesses and profitability, and we do not expect these conditions to improve in the near future.

Serious concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit and other capital, the U.S. mortgage market, consumer spending, a declining U.S. real estate market and other factors have contributed to a slowing global economy and significantly diminished expectations for the global economy, particularly the U.S. economy, and this is expected to continue going forward.  Our customers, medical providers and the other companies we do business with are generally headquartered in the U.S., however many of our largest customers are global companies with operations around the world.  As a result, adverse economic conditions in the U.S. and abroad can significantly and adversely affect our businesses and profitability by:
•	Leading to reductions in force by our customers, which would reduce both our revenues and the number of members we serve.
•
Leading our customers and potential customers, particularly those with the most members, and state and local governments, to force us to compete more vigorously on factors such as price and service to retain or obtain their business.

•	Leading our customers and potential customers to purchase fewer products and/or products that generate less revenue for us than the ones they currently purchase or otherwise would have purchased.
•	Leading our customers and potential customers, particularly smaller employers and individuals, to forego obtaining or renewing their health and other coverage with us.
•
Causing unanticipated increases and volatility in utilization of medical and other covered services by our members and/or increases in medical unit costs, each of which would increase our costs and limit our ability to accurately detect, forecast, manage and reserve for our and our self-insured customers’ medical cost trends and future health care costs.

•
Causing, over time, inflation that could cause interest rates to increase and thereby increase our interest expense and reduce our net income, as well as decrease the value of the debt securities we hold in our investment portfolio, which would reduce our net income and/or shareholders’ equity.

•
Weakening the ability or perceived ability of the issuers and/or guarantors of the debt or other securities we hold in our investment portfolio to perform their obligations to us, which could result in defaults in those securities or reduce the value of those securities and create net realized capital losses for us that reduce our net income.

•
Weakening the ability of our customers, medical providers and the other companies we do business with to perform their obligations to us or causing them not to perform those obligations, either of which could reduce our net income.

Adverse conditions in the United States and global capital markets can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position, and we do not expect these conditions to improve in the near future.

The global capital markets, including credit markets, have experienced extreme volatility, uncertainty and disruption since the beginning of the third quarter of 2008.  As an insurer, we have a substantial investment portfolio, comprised particularly of debt securities of issuers located in the U.S., that support our policy liabilities.  As a result, volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, particularly the easing of U.S. monetary policy, can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:
•
Significantly reducing the value of the debt securities we hold in our investment portfolio, which creates net realized capital losses that reduce our net income and/or net unrealized capital losses that reduce our shareholders’ equity.

•	Reducing interest rates on high quality short-term debt securities and thereby materially reducing our net investment income and net income.
•
Making it more difficult to value certain of our investment securities, for example if trading becomes less frequent, which could lead to significant period-to-period changes in our estimates of the fair values of those securities and cause period-to-period volatility in our net income and shareholders’ equity.

•	Reducing our ability to issue short-term debt securities at attractive interest rates, thereby increasing our interest expense and decreasing our net income.
•	Reducing our ability to issue other securities.
•	Increasing our pension plan expense as a result of unfavorable investment performance and the decrease in the fair value of the assets supporting our pension obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in MD&A – Investments beginning on page 32 for a discussion of our exposures to market risk.

Item 4.	Controls and Procedures

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2008 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, which begins on page 14 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “FORWARD-LOOKING INFORMATION/RISK FACTORS” in the MD&A on page 37 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases for the three months ended September 30, 2008:

Issuer Purchases Of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
July 1, 2008 - July 31, 2008	-	$-	-	$1,201.9
August 1, 2008 - August 31, 2008	7.3	42.91	7.3	888.6
September 1, 2008 - September 30, 2008	3.8	42.23	3.8	729.1
Total	11.1	$42.68	11.1	N/A

On each of February 29, 2008 and June 27, 2008, we announced that our Board authorized a share repurchase program for the repurchase of up to $750 million of our common stock.  During the three months ended September 30, 2008, we repurchased approximately 11 million shares of common stock at a cost of approximately $473 million, completing the February 29, 2008 authorization and utilizing a portion of the June 27, 2008 authorization.  At September 30, 2008, we had remaining authorization to repurchase an aggregate of up to approximately $729 million of common stock remaining under the June 27, 2008 Board authorization.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements which begins on page 6 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 29, 2008 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: October 29, 2008	By /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 29, 2008 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic