Form 10-K
period 2008-12-31
AETNA INC /PA/
filed 2009-02-27
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
☑Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such

reports), and (2) has been subject to such filing requirements for the past 90 days.	☑Yes ☐ No

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

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008) was $18.6 billion.

There were 453.5 million shares of voting common stock with a par value of  $.01 outstanding at January 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The 2008 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein.  The definitive proxy statement related to Aetna Inc.’s 2009 Annual Meeting of Shareholders, to be filed on or about April 20, 2009 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I

Item 1.  Business

We are one of the nation’s leading diversified health care benefits companies, serving approximately 36.5 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, and medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

We are dedicated to helping people achieve health and financial security by providing easy access to safe, cost-effective, quality health care and protecting their finances against health-related risks.  We seek to achieve superior customer satisfaction through innovative products, comprehensive health and related benefits choices, effective service and easy-to-understand information.

The health insurance and related benefits industry continues to experience significant change.  Employers, consumers and the federal and state governments have increased their focus on health care costs and providing health insurance to the uninsured, and continue to drive changes in the structure of health insurance and related benefits products and services.  Product features continue to evolve that are directed at containing rising health care costs, addressing affordability problems, enhancing access to quality health care services and giving members greater control and responsibility in directing their benefit dollars.  For employer-based health coverage, employers are continuing to require covered employee members to assume a greater portion of the cost of their health care and/or coverage.  These economic factors and greater consumer awareness are leading to increased popularity of products that offer flexibility in design features such as deductibles and co-payments, health savings accounts, consumer access to a broader network of health care providers and quality-based physician networks.  The industry is also subject to other forces including adverse economic conditions in the U.S. and abroad, federal and state legislative and regulatory reforms, advances in pharmaceutical and medical technology and industry consolidation.  All of these factors can affect the competitiveness of product and service offerings, the range of industry competitors and the bases of competition.

We believe that these factors will exist for some time and will drive a continuing evolution in the health insurance and related benefits industry.  We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customer markets and have done so through organic growth and acquisitions.  Over the last five years, this focus has led to the introduction of new products, such as our Personal Health Record, which provides members with online access to personal information to help them make better informed decisions about their health care; Aetna Health Connections,SM our integrated disease management program; Medicare Part D prescription drug plans and private fee-for-service Medicare plans (“PFFS”).  We continue to develop and enhance our existing products, such as our AexcelSM physician networks, which are comprised of specialist providers who have demonstrated effectiveness in the delivery of care based on measures of clinical performance and efficiency.  In addition, during 2008 we began offering disease management services to international members.  We are also continuing to expand our initiative to improve the transparency of our products and pricing by utilizing our Aetna Navigator on-line tool to give our members access to physician-specific cost, clinical quality and efficiency information in additional select markets.

During 2008, our emphasis on introducing, developing and enhancing new products and services through organic growth led to the expansion and diversification of both the geographic scope of our operations and the customer markets we serve.  Our significant expansions and diversifications during 2008 included:

•	expanding our individual and small group marketing into additional states;
•	expanding our capabilities to serve Government and labor customers;
•	expanding our Medicaid offerings to a total of 11 states;
•	expanding our capabilities to serve retirees, particularly through our relationship with the HR Policy Association and our enhanced individual and group Medicare offerings; and
•	expanding our expatriate offerings and global capabilities.

As we enhance our product capabilities and geographic presence, we continually evaluate acquisitions and other transactions that present strategic growth opportunities.

Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.
We derive our revenues primarily from insurance premiums, administrative fees, investments and other revenue.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 19 of Notes to Consolidated Financial Statements beginning on pages 2 and 79, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue, profit and total asset information for each of our business segments.  The following is a description of each of our business segments.

Health Care
Products and Services
Health Care products consist of medical, pharmacy benefits management, dental, behavioral health and vision plans offered on both an insured basis and an employer-funded, or administrative, basis.  Medical products include point of service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  We also offer Medicare and Medicaid products and services and specialty products, such as medical management and data analytics services, medical stop loss insurance, as well as products that provide access to our provider networks in select markets.  We refer to insurance products as “Insured” and administrative products as “ASC.”

Our principal products and services are targeted specifically to large multi-site national, mid-sized and small employers.  We also serve individual insureds, expatriates and, in certain markets, Medicare and Medicaid beneficiaries.  Medicare and Medicaid products and services are categorized separately from our other Health Care products and services, which we refer to as Commercial.

The primary Commercial products we offer are POS, PPO, HMO and Indemnity plans.  We also offer other products and services.  Our other Commercial products and services include:

ActiveHealth Management
Through the use of our patented CareEngine® system, our ActiveHealth Management business provides evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others.

Personal Health Record
Our Personal Health Record provides members with online access to personal information, including individual personalized messages and alerts, detailed health history based on available claims data and voluntarily submitted information and integrated information and resources to help members make informed decisions about their health care.

Pharmacy
We offer pharmacy benefit management and specialty and mail order pharmacy services to our members.  Our pharmacy fulfillment services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®.  ASP compounds and dispenses specialty medications and offers certain support services associated with specialty medications.  Specialty medications are generally injectable or infused medications that may not be readily available at local pharmacies.  Aetna Rx Home Delivery® provides mail order prescription drug services.

Dental
We offer managed dental plans on an Insured and ASC basis.  We are one of the nation’s largest providers of dental coverage, based on membership at December 31, 2008.

Behavioral Health
Our behavioral health products provide members who experience mental health issues with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs.

Cofinity
Cofinity provides access to a regional health care provider network to other insurance companies, third party administrators, health plans and employers.  It has operations in Michigan, Colorado and other states.

Stop Loss
We offer stop loss insurance coverage for certain employers.  Under this product, we assume the costs associated with large individual claims and/or aggregate loss experience within the employer’s plan above a pre-set annual threshold.

Other Commercial Products and Services
We offer a variety of other health care coverage products either as supplements to health products or as stand-alone products.  Such products, which may be offered on an Insured or an ASC basis, include indemnity and vision programs.  We also offer, directly or in cooperation with third parties, our Aetna Health ConnectionsSM disease management program, which addresses 30 chronic conditions, including asthma, diabetes, congestive heart failure and lower back pain.

In addition to Commercial health products, in select markets we also offer HMO, PPO, PFFS and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized State Children’s Health Insurance Programs (“SCHIP”).  SCHIP are state-subsidized insurance programs that provide benefits for families with uninsured children.  Our Medicare and Medicaid products include:

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO and PPO plans for eligible individuals in certain geographic areas through the Medicare Advantage program.  Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services.  As a result of the changes in Medicare resulting from the Medicare Prescription Drug Improvement and Modernization Act of 2003, we continue to expand our Medicare Advantage program into select markets.  We offered these plans in 214 counties in 18 states and Washington, D.C. in 2008 and are expanding to 224 counties in 19 states and Washington, D.C. in 2009.

We are a national provider of the Medicare Part D Prescription Drug Program (“PDP”) in all 50 states to both individuals and employer groups.  All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan.  Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment.

We offer PFFS in select markets for individuals and nationally for employer groups.  When combined with our PDP product, PFFS forms an integrated national fully insured Medicare product for employers that provides medical and pharmacy benefits.

Medicaid and SCHIP
We offer healthcare management services for eligible Medicaid and SCHIP individuals under multi-year contracts which are subject to annual appropriations.  We offered these services on an Insured basis in five states, ASC basis in four states and targeted medical management services in five states in 2008.

Provider Networks
We contract with physicians, hospitals and other health care providers for services for our customers.  The health care providers who participate in our networks are independent contractors and are neither our employees nor our agents, except for providers who work in our mail-order and specialty pharmacy facilities.

We use a variety of techniques designed to help encourage appropriate utilization of health care resources and maintain affordability of quality coverage.  In addition to contracts with health care providers for negotiated rates of reimbursement, these techniques include the development and implementation of guidelines for the appropriate utilization of health care resources and the provision of data to providers to enable them to improve health care quality.

At December 31, 2008, we had extensive nationwide provider networks of more than 894,000 participating health care providers, including over 517,000 primary care and specialist physicians and over 5,000 hospitals.

PCPs
We compensate primary care physicians (“PCPs”) on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas.  In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a set fee for the services provided.  Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member.  During 2008, we continued to eliminate or reduce the use of capitation arrangements in many areas.  The percentage of health care costs related to capitation arrangements was 5.0% for the year ended December 31, 2008 compared to 5.5% and 5.9% for the years ended December 31, 2007 and 2006, respectively.

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

Our medical plans generally require notification of elective hospital admissions, and we monitor the length of hospital stays.  Physicians who participate in our networks generally admit their patients in network based products to participating hospitals using referral procedures that direct the hospital to contact our patient management unit in order to confirm the patient’s membership status and facilitate the patient management process.  This unit also assists members and providers with related activities, including, if necessary, the subsequent transition to the home environment and home care.  Case management assistance for complex cases is provided by a special case unit.

Other Providers
Laboratory, imaging, urgent care and other freestanding health facility providers are generally paid under fee-for-service arrangements, except for certain laboratory services.

Quality Assessment
We seek accreditation for most of our HMO plans from the National Committee for Quality Assurance (“NCQA”), a national organization established to review the quality and medical management systems of health care plans.  Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.  As of December 31, 2008, approximately 98% of our HMO members participated in HMOs that had received accreditation by the NCQA.

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna, has received NCQA PPO Full Accreditation through December 11, 2010.

We also seek accreditation and certification for other products from NCQA and URAC, another national organization founded to establish standards for the health care industry.  Purchasers and consumers look to URAC’s and NCQA’s accreditation and certification as an indication that a health care organization has the necessary structures and processes to promote high quality care and preserve patient rights.  In addition, regulators in over half of the states recognize URAC’s or NCQA’s accreditation and certification standards.

Our provider selection and credentialing/recredentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal requirements.  In addition, we are certified under the NCQA Credentials Verification Organization (CVO) certification program for all certification options through January 29, 2011.  Our URAC CVO accreditation is valid through October 1, 2009.

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

Principal Markets and Sales
Our medical membership generally is dispersed throughout the United States, although we serve a limited number of members in countries outside the United States.  Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 79 of the Annual Report, which is incorporated herein by reference, for additional information on our foreign customers.  We offer a broad range of traditional and consumer-directed health insurance products and related services, many of which are available nationwide.  Depending on the product, we market to a range of customers including employer groups (small, mid-sized and large multi-site national accounts), individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by geographic region and funding arrangement at December 31, 2008, 2007 and 2006:

	2008			2007			2006
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	1,138	1,533	2,671	1,154	1,471	2,625	1,159	1,443	2,602
Mid-Atlantic	1,062	1,776	2,838	1,074	1,767	2,841	1,007	1,642	2,649
Southeast	969	1,814	2,783	949	1,726	2,675	906	1,681	2,587
North Central	877	2,227	3,104	783	2,271	3,054	571	2,284	2,855
Southwest	683	2,058	2,741	669	1,880	2,549	655	1,719	2,374
West	1,181	1,990	3,171	987	1,852	2,839	811	1,364	2,175
Other	258	135	393	133	137	270	124	67	191
Total medical membership	6,168	11,533	17,701	5,749	11,104	16,853	5,233	10,200	15,433

Additional information on Health Care’s membership is included in the “Membership” section of the MD&A, on page 8 of the Annual Report, which is incorporated herein by reference.

We market both Insured and ASC products and services primarily to employers that sponsor our products (also called “plan sponsors”) for the benefit of their employees and their employees’ dependents.  Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period.  Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer.  Some Health Care products are sold on a fully employee-paid basis.  In some cases, we bill the covered individual directly.  We also sell Insured plans directly to individual consumers in a number of states.

We sell Insured Medicare coverage on an individual basis as well as through employer groups to their retirees.  Medicaid and SCHIP members are enrolled on an individual basis.

Health Care products are sold through our sales personnel, as well as through independent brokers, agents and consultants who assist in the production and servicing of business.  For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales.  We pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us.  We support our marketing and sales efforts with an advertising program that may include television, radio, billboards and print media, supplemented by market research and direct marketing efforts.

Pricing
For Commercial Insured plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period, typically for a duration of one year.  We use prospective rating methodologies in determining the premium rates charged to the majority of employer groups, and we also use retrospective rating methodologies for some groups.  Premium rates for customers with more than approximately 125 employees generally take into consideration the individual plan sponsor’s historical and anticipated claim experience where permitted by law.  Some states may prohibit the use of one or more of these rating methods for some customers, such as small employer groups, or all customers.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period.  We typically cannot recover unanticipated increases in medical costs in the current policy period; however, we may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods.  Where required by state laws, premium rates are filed and approved prior to contract inception.  Our future results could be adversely affected if the premium rates we request are not approved or are adjusted downward by state regulators.

Under retrospective rating, we determine a premium rate at the beginning of the policy period.  After the policy period has ended, the actual claim and cost experience is reviewed.  If the actual claim costs and other expenses are less than expected, we may issue a refund to the plan sponsor based on this favorable experience.  If the experience is unfavorable, we may, in certain instances, recover the resulting deficit through contractual provisions or consider the deficit in setting future premium levels.  Generally, we may not recover the deficit if a plan sponsor elects to terminate coverage.  Retrospective rating may be used for Commercial Insured plans that cover more than approximately 300 lives.

We have Medicare Advantage and PDP contracts with CMS to provide HMO, PPO, PFFS and prescription drug coverage to Medicare beneficiaries in certain geographic areas.  Under these annual contracts, CMS pays us a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors.  CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium.  Our PDP contracts also provide a risk sharing arrangement with CMS to limit our exposure/benefit to unfavorable or favorable expenses.  Amounts payable under the Medicare arrangements are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis.  In addition to payments received from CMS, most of our Medicare Advantage products and all of our PDP products require a supplemental premium to be paid by the member or sponsoring employer.  In some cases these supplemental premiums are adjusted based on the member’s income and asset levels.  Compared to Commercial products, Medicare contracts generate higher per member per month revenues and medical expenses.

Under our Insured Medicaid contracts with states, government agencies pay us fixed monthly rates per member that vary by state, line of business and demographics, and we arrange, pay for and manage health care services provided to Medicaid beneficiaries.  These rates are subject to change by each state, and in some instances, provide for adjustment for health risk factors.  CMS requires these rates to be actuarially sound.  We also receive fees from our customers where we provide services under ASC Medicaid contracts.  Our ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain guarantees with respect to certain medical, financial and operational metrics, as well as certain performance guarantees regarding reduction of the claim expenses incurred under state government contracts.  Under these guarantees, we are financially at risk if the conditions of the arrangements are not met.  Payments to us under each of these Medicaid contracts are subject to the annual appropriation process in the applicable state.

We offer HMO, consumer directed and dental plans to federal employees under the Federal Employees Health Benefit Program.  Premium rates for those plans are subject to federal government review and audit, which can result and have resulted in retroactive and prospective premium adjustments.

Our ASC plans are generally for a period of one year.  Some of our ASC contracts include performance guarantees ranging generally from one to three years with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain performance guarantees that claim expenses to be incurred by plan sponsors will fall within a specified range.  Under these guarantees, we are financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is generally 20% - 30% of fees paid by the customer involved.

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

In addition to competitive pressures affecting our ability to obtain new customers or retain existing customers, our membership can be affected by reductions in workforce by existing customers due to soft economic conditions, especially in the geographies where our membership is concentrated.

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

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Health Care’s business and our statements concerning future events is included in the “Outlook for 2009” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 32 of the Annual Report, respectively, which are incorporated herein by reference.

Group Insurance
Principal Products
Group Insurance products consist primarily of the following:

•
Life Insurance Products consist principally of group term life insurance coverage, the amounts of which may be fixed or linked to individual employee wage levels.   We also offer voluntary spouse and dependent term life coverage, and group universal life and accidental death and dismemberment coverage.  We offer life products on an Insured basis.

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

Principal Markets and Sales
We offer our Group Insurance products in 49 states as well as Washington, D.C., Guam, Puerto Rico, the United States Virgin Islands and Canada.  Depending on the product, we market to a range of customers from small employer groups to large, multi-site and/or multi-state employer programs.

We market Group Insurance products and services primarily to employers that sponsor our products for the benefit of their employees and their employees’ dependents.  Frequently, employers offer employees a choice of benefits, from which the employee makes his or her selection during a designated annual open enrollment period.  Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer.  Some Group Insurance products are sold directly to employees of employer groups on a fully employee-paid basis.  In some cases, we bill the covered individual directly.

Group Insurance products are sold through our sales personnel, as well as through independent brokers, agents and consultants who assist in the production and servicing of business.  For large plan sponsors, independent consultants and brokers are frequently involved in employer plan selection decisions and sales.  We pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us.  We support our marketing and sales efforts with an advertising program that may include television, radio, billboards and print media, supplemented by market research and direct marketing efforts.

Pricing
For Insured Group Insurance plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period.  We use prospective and retrospective rating methodologies to determine the premium rates charged to employer groups.  These are typically offered with rate guarantees that generally range from one to three years.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period.  We cannot recover unanticipated increases in mortality or morbidity costs in the current policy period; however, we may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods.

Under retrospective rating, we determine a premium rate at the beginning of the policy period.  After the policy period has ended, the actual claim and cost experience is reviewed.  If the experience is favorable (i.e., actual claim costs and other expenses are less than expected), we may issue a refund to the plan sponsor.  If the experience is unfavorable, we consider the deficit in setting future premium levels, and in certain instances, we may recover the deficit through contractual provisions such as offsets against refund credits that develop for future policy periods.  However, we may not recover the deficit if a plan sponsor elects to terminate coverage.  Retrospective rating is most often used for Insured employer funded plans that cover more than 3,000 lives and pay more than $500,000 in annual premiums.

Competition
For the group insurance industry, we believe that the significant factors that distinguish competing companies are cost, quality of service, financial strength of the insurer, comprehensiveness of coverage, and product array and design.  We believe we are competitive on each of these factors.  The group life and group disability markets remain highly competitive.

Reinsurance
We currently have several reinsurance agreements with nonaffiliated insurers that relate to both group life and long-term disability products.  Most reinsurance arrangements are established on a case by case basis and a subset of our reinsurance agreements cover closed blocks of business and cancelled cases.  We also have reinsurance that provides a limited degree of catastrophic risk protection for certain of our life products.  We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

Group Life Insurance In Force and Other Statistical Data
The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)	2008	2007	2006
In force, end of year	$441,306	$461,952	$438,303
Terminations (lapses and all other)	$310,872	$67,793	$184,154
Number of policies and contracts in force, end of year:
Group Life Contracts (1)	22,180	21,963	19,813
Group Conversion Policies (2)	19,493	20,439	21,405
(1)	Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.
(2)	Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Group Insurance’s business and our statements concerning future events is included in the “Outlook for 2009” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 32, respectively, of the Annual Report, which are incorporated herein by reference.

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

In 1993, we discontinued our fully guaranteed Large Case Pensions products.  Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements beginning on page 81 in the Annual Report.  We do not actively market Large Case Pensions products, but continue to accept deposits from existing customers and manage the run-off of our existing business.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Large Case Pensions’ business and our statements concerning future events is included in the “Outlook for 2009” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 32, respectively, of the Annual Report, which are incorporated herein by reference.

Other Matters

Access to Reports
Our reports to the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, are available without charge on our website at 0Hwww.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC.  The information on our website is not incorporated by reference in this Form 10-K.  Copies of these reports are also available, without charge, from Aetna’s Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.

Regulation
Information regarding significant regulations affecting us is included in the “Regulatory Environment” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 24 and 32, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
The patent on our CareEngine® expires in 2021.  We own the trademarks Aetna®, We Want You To Know® and CareEngine®, together with the corresponding Aetna design logo.  We consider our CareEngine® and these trademarks and our other trademarks and trade names important in the operation of our business.  However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Ratings
Information regarding our ratings is included in the “Ratings” section of the MD&A, on page 17 of the Annual Report, which is incorporated herein by reference.

Miscellaneous
We had approximately 35,500 employees at December 31, 2008.

The federal government is a significant customer of both the Health Care segment and the Company.  Premiums and fees and other revenue paid by the federal government accounted for approximately 21% of the Health Care segment’s revenue and 20% of our total consolidated revenue in 2008.  Contracts with CMS for coverage of Medicare-eligible individuals accounted for 78% of our federal government premiums and fees and other revenue, with the balance coming from federal employee related benefit programs.  No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2008.  Our segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments.  Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 79 of the Annual Report, which is incorporated herein by reference, regarding segment information.

Item 1A.  Risk Factors

The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 32 of the Annual Report, is incorporated herein by reference.

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

Item 3.  Legal Proceedings

The information contained under Litigation and Regulatory Proceedings in Note 18 of Notes to Consolidated Financial Statements, which begins on page 77 of the Annual Report, is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Aetna’s Chairman is elected by Aetna’s Board of Directors (the “Board”) and all of Aetna’s other executive officers listed below are appointed by the Board, generally at its Annual Meeting, and such persons hold office until the next Annual Meeting of the Board or until their successors are elected or appointed.  None of these officers has a family relationship with any other executive officer or Director.  In addition, there exist no arrangements or understandings, other than those with Directors or officers acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Executive Officer	Position*	Age *

Ronald A. Williams	Chairman and Chief Executive Officer	59

Mark T. Bertolini	President	52

Joseph M. Zubretsky	Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer	52

William J. Casazza	Senior Vice President and General Counsel	53

Gery J. Barry	Chief Strategy Officer	56

Lonny Reisman, M.D.	Senior Vice President and Chief Medical Officer	53

*As of February 27, 2009

Executive Officers’ Business Experience During Past Five Years

Ronald A. Williams became Chairman on October 1, 2006, has served as Chief Executive Officer since February 14, 2006 and served as President from May 27, 2002 to July 24, 2007.  Mr. Williams is a Director of American Express Company (financial services) and is a trustee of The Conference Board.  He also serves on the Massachusetts Institute of Technology North American Executive Board and is a member of MIT’s Alfred P. Sloan Management Society.

Mark T. Bertolini became President on July 24, 2007, having served as Executive Vice President and Head of Business Operations since May 3, 2007.  Prior to that, he had served as Executive Vice President, Regional Businesses from February 1, 2006, and as Senior Vice President, Regional Businesses from September 2005 to February 1, 2006.  He served as Senior Vice President, Specialty Group from April 2005 to September 2005 and as Senior Vice President, Specialty Products from February 2003 to April 2005.

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

Gery J. Barry became Chief Strategy Officer on August 11, 2008.  Prior to joining Aetna, Mr. Barry was President and Chief Executive Officer of Blue Cross Blue Shield of Louisiana since November 2004.  Prior to that, Mr. Barry served as a consultant for Barry & Associates since 2003.

Lonny Resiman, M.D., became Senior Vice President and Chief Medical Officer on November 12, 2008, having served as ActiveHealth Management’s Chief Executive Officer and as a director of that company since October 1998. Aetna acquired ActiveHealth Management in 2005.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET.  As of January 31, 2009, there were 10,157 record holders of our common stock.

On June 27, 2008, we announced that our Board authorized a share repurchase program for the repurchase of up to $750 million of common stock.  During the three months ended December 31, 2008, we repurchased approximately 5 million shares of common stock at a cost of approximately $115 million under this program.  At December 31, 2008, we had authorization to repurchase up to $614 million of common stock remaining under the June 27, 2008 authorization. On February 27, 2009, the Board authorized an additional $750 million share repurchase program which will commence upon completion of the June 27, 2008 authorization.

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly announced program, for the three months ended December 31, 2008:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
October 1, 2008 - October 31, 2008	-	$-	-	$729.1
November 1, 2008 - November 30, 2008	4.7	21.53	4.7	628.6
December 1, 2008 - December 31, 2008	.7	20.38	.7	614.2
Total	5.4	$21.38	5.4	N/A

We declared, and subsequently paid, an annual cash dividend in the amount of $.04 per share of common stock in each of 2008 and 2007.  Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 14 and 75, respectively, of the Annual Report which are incorporated herein by reference.  Information regarding quarterly common stock prices is incorporated herein by reference to the Quarterly Data (unaudited) included on page 86 of the Annual Report.

Item 6.  Selected Financial Data

The information contained in Selected Financial Data on page 43 of the Annual Report is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data

The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Quarterly Data (unaudited), beginning on page 44 of the Annual Report, is incorporated herein by reference.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting, which begins on page 84 of the Annual Report, is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm, which begins on page 85 of the Annual Report, is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation Philosophy and Elements,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Report of the Committee on Compensation and Organization” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” in the Proxy Statement is incorporated herein by reference.

The following table gives information about our common shares that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
(Millions, except per share amounts)	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	37.6	$ 29.41	28.8
Equity compensation plans not approved by security holders (2)	7.6	18.10	11.3
Total	45.2	N/A	40.1
(1)	Includes the 2000 Stock Incentive Plan and the Employee Stock Purchase Plan.
(2)	Includes the 2002 Stock Incentive Plan and the Non-Employee Director Compensation Plan.

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

Under the plan, eligible participants may be granted stock options to purchase shares of common stock, stock appreciation rights, time vesting and/or performance vesting incentive stock or incentive units and other stock-based awards.  The maximum number of shares of common stock that may be issued under the plan was approximately 18 million shares at December 31, 2008, subject to adjustment for corporate transactions.  If an award is paid solely in cash, no shares are deducted from the number of shares available for issuance.

Non-Employee Director Compensation Plan
The Non-Employee Director Compensation Plan permits Aetna’s eligible Directors to receive shares of common stock in recognition of their contributions.  The maximum number of shares of common stock that may be issued under the plan was approximately .9 million shares at December 31, 2008, subject to adjustment for corporate transactions.  The plan has not been submitted to shareholders for approval.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Director Independence” and “Related Party Transaction Policy” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2008 and 2007 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

Financial statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 44, 48 and 85, respectively, of the Annual Report, are incorporated herein by reference.

Financial statement schedule
The Condensed Financial Information of Aetna Inc. (Parent Company Only) is included in this Item 15.  Refer to Index to Financial Statement Schedules on page 19.

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

10.3	$1,500,000,000 Amended and Restated Five-Year Credit Agreement dated as of March 27, 2008, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on April 1, 2008.

10.4	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan. **

10.5	Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms Of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.6	Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms Of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.7	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.8	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Form 10-K filed on February 29, 2008. **

10.9	Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q/A filed on August 1, 2008. **

10.10
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms Of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q/A filed on August 1, 2008.  **

10.11	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan. **

10.12	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan. **

10.13	Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008. **

10.14	Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.15	1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 29, 2008. **

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

10.18	Amendment No. 2 to Employment Agreement dated as of December 31, 2008 between Aetna Inc. and Ronald A. Williams. **

10.19
Incentive Stock Unit Agreement between Aetna Inc. and Ronald A. Williams dated as of February 14, 2006, pursuant to the Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on March 1, 2006.  **

10.20	Employment Agreement dated as of July 24, 2007, between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on July 26, 2007. **

10.21	Amendment No. 1 to Employment Agreement dated as of December 31, 2008 between Aetna Inc. and Mark T. Bertolini. **

10.22	Letter agreement dated January 25, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.’s Form 10-K filed on February 27, 2007. **

10.23	Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky. **

10.24	Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s From 10-Q filed on April 24, 2008. **

10.25	Memorandum dated January 6, 1997 from Mary Ann Champlin to Timothy A. Holt, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.26	Memorandum dated July 20, 2000 from Elease E. Wright to Timothy A. Holt, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 27, 2004. **

10.27	Consulting agreement made as of October 1, 2006 between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.5 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.28
Description of certain arrangements not embodied in formal documents, as described under the headings “2008 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement.  **

11	Statement re: computation of per share earnings
11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements on page 56 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders
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

14	Code of Ethics
14.1	Aetna Inc. Code of Conduct, as amended on February 8, 2008.

21	Subsidiaries of the registrant
21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney
24.1	Power of Attorney.

31	Rule 13a – 14(a)/15d – 14(e) Certifications
31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications
32.1	Certification.

32.2	Certification.

*	Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.
**	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.

Under the date of February 27, 2009, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, as contained in the Annual Report on Form 10-K for the year ended December 31, 2008.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 27, 2009

Schedule I –Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2008	2007	2006

Net investment income	$10.5	$26.0	$29.2
Net realized capital (losses) gains	(11.6)	(.9)	5.5
Total revenue	(1.1)	25.1	34.7
Operating expenses	69.9	112.7	133.5
Interest expense	236.0	180.3	148.1
Total expenses	305.9	293.0	281.6
Loss before income tax benefit and equity in earnings of affiliates, net	(307.0)	(267.9)	(246.9)
Income tax benefit	86.6	97.1	78.3
Equity in earnings of affiliates, net *	1,604.5	2,001.8	1,854.2
Income from continuing operations	1,384.1	1,831.0	1,685.6
Income from discontinued operations	-	-	16.1
Net income	$1,384.1	$1,831.0	$1,701.7
*	Includes amortization of other acquired intangible assets after tax of $70.3 million, $63.4 million and $55.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$33.8	$12.3
Investments	63.4	91.3
Other receivables	99.3	114.3
Income taxes receivable	16.1	16.2
Deferred income taxes	63.0	65.2
Other current assets	19.2	38.6
Total current assets	294.8	337.9
Investment in affiliates *	12,643.2	12,689.3
Long-term investments	-	67.4
Deferred income taxes	539.7	-
Other long-term assets	27.5	1,184.7
Total assets	$13,505.2	$14,279.3

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$215.7	$99.7
Accrued expenses and other current liabilities	262.3	258.8
Total current liabilities	478.0	358.5
Long-term debt	3,638.3	3,138.5
Employee benefit liabilities	1,169.6	601.0
Deferred income taxes	-	112.9
Other long-term liabilities	32.9	30.0
Total liabilities	5,318.8	4,240.9
Shareholders' equity:
Common stock and additional paid-in capital ($.01 par value, 2.7 billion shares authorized and 456.3 million shares issued and outstanding in 2008; 2.8 billion shares authorized and
496.3 million issued and outstanding in 2007)	351.2	188.8
Retained earnings	9,716.5	10,138.0
Accumulated other comprehensive loss	(1,881.3)	(288.4)
Total shareholders' equity	8,186.4	10,038.4
Total liabilities and shareholders' equity	$13,505.2	$14,279.3
*	Includes goodwill and other acquired intangible assets of $5.8 billion and $5.9 billion at December 31, 2008 and 2007, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders’ Equity

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	(Loss) Income	Equity	Income (Loss)
Balance at December 31, 2005	566.5	$2,414.7	$7,723.7	$50.3	$10,188.7
Comprehensive income:
Net income	-	-	1,701.7	-	1,701.7	$1,701.7
Other comprehensive loss:
Net unrealized losses on securities	-	-	-	(37.6)	(37.6)
Net foreign currency losses	-	-	-	(.4)	(.4)
Net derivative gains	-	-	-	8.7	8.7
Pension liability adjustment	-	-	-	5.7	5.7
Other comprehensive loss	-	-	-	(23.6)	(23.6)	(23.6)
Total comprehensive income						$1,678.1
Adjustment to initially recognize the funded
status of pension and OPEB plans	-	-	-	(652.4)	(652.4)
Common shares issued for benefit plans,
including tax benefit	9.8	281.5	-	-	281.5
Repurchases of common shares	(60.3)	(2,330.0)	-	-	(2,330.0)
Dividends declared ($.04 per share)	-	-	(20.8)	-	(20.8)
Balance at December 31, 2006	516.0	366.2	9,404.6	(625.7)	9,145.1
Cumulative effect of new accounting
standards	-	-	(1.0)	113.9	112.9
Beginning balance at January 1, 2007, as adjusted	516.0	366.2	9,403.6	(511.8)	9,258.0
Comprehensive income:
Net income	-	-	1,831.0	-	1,831.0	$1,831.0
Other comprehensive income:
Net unrealized losses on securities	-	-	-	(13.2)	(13.2)
Net foreign currency gains	-	-	-	3.6	3.6
Net derivative losses	-	-	-	(15.8)	(15.8)
Pension and OPEB plans	-	-	-	248.8	248.8
Other comprehensive income	-	-	-	223.4	223.4	223.4
Total comprehensive income						$2,054.4
Common shares issued for benefit plans,
including tax benefit	13.5	415.0	-	-	415.0
Repurchases of common shares	(33.2)	(592.4)	(1,076.6)	-	(1,669.0)
Dividends declared ($.04 per share)	-	-	(20.0)	-	(20.0)
Balance at December 31, 2007	496.3	188.8	10,138.0	(288.4)	10,038.4
Comprehensive income:
Net income	-	-	1,384.1	-	1,384.1	$1,384.1
Other comprehensive loss:
Net unrealized losses on securities	-	-	-	(282.6)	(282.6)
Net foreign currency losses	-	-	-	(7.3)	(7.3)
Net derivative losses	-	-	-	(8.4)	(8.4)
Pension and OPEB plans	-	-	-	(1,294.6)	(1,294.6)
Other comprehensive loss	-	-	-	(1,592.9)	(1,592.9)	(1,592.9)
Total comprehensive loss						$(208.8)
Common shares issued for benefit plans,
including tax benefit	2.9	162.9	-	-	162.9
Repurchases of common shares	(42.9)	(.5)	(1,787.2)	-	(1,787.7)
Dividends declared ($.04 per share)	-	-	(18.4)	-	(18.4)
Balance at December 31, 2008	456.3	$351.2	$9,716.5	$(1,881.3)	$8,186.4

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2008	2007	2006
Cash flows from operating activities:
Net income	$1,384.1	$1,831.0	$1,701.7
Adjustments to reconcile net income to net cash used for operating activities:
Equity earnings of affiliates *	(1,604.5)	(2,001.8)	(1,854.2)
Stock-based compensation expense	95.7	89.4	73.7
Physician class action settlement insurance-related charge	-	-	72.4
Net realized capital losses (gains)	11.6	.9	(5.5)
Discontinued operations	-	-	(16.1)
Net change in other assets and other liabilities	(150.0)	(119.3)	(294.9)
Net cash used for operating activities of continuing operations	(263.1)	(199.8)	(322.9)
Discontinued operations, net	-	-	49.7
Net cash used for operating activities	(263.1)	(199.8)	(273.2)

Cash flows from investing activities:
Proceeds from sales and maturities of investments	78.0	-	46.1
Cost of investments	(1.3)	(14.5)	(85.3)
Dividends received from affiliates, net	1,355.2	842.4	1,577.8
Cash used for acquisitions, net of cash acquired	-	-	(2.2)
Net cash provided by investing activities	1,431.9	827.9	1,536.4

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	484.8	663.9	1,978.9
Net issuance of short-term debt	116.5	99.5	-
Repayment of long-term debt	-	-	(1,150.0)
Common shares issued under benefit plans	29.7	170.8	115.8
Stock-based compensation tax benefits	27.8	153.2	89.6
Common shares repurchased	(1,787.7)	(1,695.6)	(2,322.5)
Dividends paid to shareholders	(18.4)	(20.0)	(20.8)
Net cash used for financing activities	(1,147.3)	(628.2)	(1,309.0)

Net increase (decrease) in cash and cash equivalents	21.5	(.1)	(45.8)
Cash and cash equivalents, beginning of period	12.3	12.4	58.2
Cash and cash equivalents, end of period	$33.8	$12.3	$12.4

Supplemental cash flow information:
Interest paid	$227.1	$177.3	$159.2
Income taxes refunded	236.6	292.8	171.2
*	Includes amortization of other acquired intangible assets after tax of $70.3 million, $63.4 million and $55.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1.	Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”).  The financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2008 and 2007 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2.	Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 48 of the Annual Report, for the summary of significant accounting policies.

3.	Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 55 of the Annual Report, for a description of acquisitions and dispositions.

4.	Other Comprehensive Income (Loss)

Refer to Note 10 of Notes to Consolidated Financial Statements, beginning on page 62 of the Annual Report, for a description of accumulated other comprehensive income (loss).

5.	Debt

Refer to Note 13 of Notes to Consolidated Financial Statements, beginning on page 70 of the Annual Report, for a description of debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2009	Aetna Inc.

By:	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Ronald A. Williams	Chairman and Chief	February 27, 2009
Ronald A. Williams	Executive Officer
(Principal Executive Officer)

/s/ Joseph M. Zubretsky	Executive Vice President and	February 27, 2009
Joseph M. Zubretsky	Chief Financial Officer
(Principal Financial Officer)

/s/ Rajan Parmeswar	Vice President, Controller and	February 27, 2009
Rajan Parmeswar	Chief Accounting Officer
(Principal Accounting Officer)

Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Earl G. Graves *	Director
Gerald Greenwald *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By: /s/ Rajan Parmeswar
Rajan Parmeswar Attorney-in-fact February 27, 2009

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

10	Material contracts
10.4	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan.	Electronic

10.11	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan.	Electronic

10.12	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan.	Electronic

10.13	Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008.	Electronic

10.18	Amendment No. 2 to Employment Agreement dated as of December 31, 2008 between Aetna Inc. and Ronald A. Williams.	Electronic

10.21	Amendment No. 1 to Employment Agreement dated as of December 31, 2008 between Aetna Inc. and Mark T. Bertolini.	Electronic

10.23	Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky.	Electronic

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

13	Annual report to security holders

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
Electronic

14	Code of Ethics

14.1	Aetna Inc. Code of Conduct, as amended on February 8, 2008.	Electronic

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.	Electronic

24	Power of Attorney

24.1	Power of Attorney.	Electronic

31	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic