Form 10-Q
period 2009-03-31
AETNA INC /PA/
filed 2009-04-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No

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

There were 446.9 million shares of voting common stock with a par value of $.01 per share outstanding at March 31, 2009.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2009

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except in the Report of Independent Registered Public Accounting Firm on page 19), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2009	2008
Revenue:
Health care premiums	$6,992.2	$6,253.5
Other premiums	485.1	475.2
Fees and other revenue *	893.0	825.3
Net investment income	249.2	243.2
Net realized capital losses	(4.8)	(58.5)
Total revenue	8,614.7	7,738.7
Benefits and expenses:
Health care costs **	5,804.2	5,086.2
Current and future benefits	503.3	508.9
Operating expenses:
Selling expenses	322.5	303.8
General and administrative expenses	1,229.8	1,097.1
Total operating expenses	1,552.3	1,400.9
Interest expense	61.5	54.4
Amortization of other acquired intangible assets	24.5	27.8
Total benefits and expenses	7,945.8	7,078.2
Income before income taxes	668.9	660.5
Income taxes (benefits):
Current	208.3	240.6
Deferred	22.8	(11.7)
Total income taxes	231.1	228.9
Net income	$437.8	$431.6

Earnings per common share:
Basic	$.97	$.87

Diluted	$.95	$.85

* Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $14.8 million and $13.6 million (net of pharmaceutical and processing costs of $397.9 million and $378.6 million) for the three months ended March 31, 2009 and 2008, respectively.

** Health care costs have been reduced by insured member co-payments related to our mail order and specialty pharmacy operations of $30.0 million and $28.1 million for the three months ended March 31, 2009 and 2008, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At March 31,	At December 31,
(Millions)	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$1,747.3	$1,179.5
Investments	736.1	706.0
Premiums receivable, net	816.0	616.4
Other receivables, net	664.6	554.3
Accrued investment income	189.6	193.6
Collateral received under securities loan agreements	636.1	749.6
Income taxes receivable	-	164.9
Deferred income taxes	297.2	301.5
Other current assets	630.0	452.6
Total current assets	5,716.9	4,918.4
Long-term investments	15,671.7	16,163.4
Reinsurance recoverables	1,001.4	1,010.3
Goodwill	5,085.6	5,085.6
Other acquired intangible assets, net	642.9	667.4
Property and equipment, net	492.6	467.5
Deferred income taxes	828.4	778.7
Other long-term assets	816.9	841.3
Separate Accounts assets	5,722.4	5,919.9
Total assets	$35,978.8	$35,852.5

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,683.9	$2,393.2
Future policy benefits	743.3	759.7
Unpaid claims	556.2	559.8
Unearned premiums	380.9	238.6
Policyholders' funds	797.1	754.4
Collateral payable under securities loan agreements	636.1	749.6
Short-term debt	100.0	215.7
Accrued expenses and other current liabilities	1,913.4	1,883.8
Total current liabilities	7,810.9	7,554.8
Future policy benefits	6,705.3	6,765.4
Unpaid claims	1,295.3	1,271.2
Policyholders' funds	1,096.6	1,171.7
Long-term debt	3,638.6	3,638.3
Other long-term liabilities	1,345.8	1,344.8
Separate Accounts liabilities	5,722.4	5,919.9
Total liabilities	27,614.9	27,666.1
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock ($.01 par value; 2.7 billion shares authorized; 446.9 million and 456.3 million
shares issued and outstanding in 2009 and 2008, respectively) and additional paid-in capital	396.0	351.2
Retained earnings	9,877.4	9,716.5
Accumulated other comprehensive loss	(1,909.5)	(1,881.3)
Total shareholders' equity	8,363.9	8,186.4
Total liabilities and shareholders' equity	$35,978.8	$35,852.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Three Months Ended March 31, 2009
Balance at January 1, 2009	456.3	$351.2	$9,716.5	$(1,881.3)	$8,186.4
Comprehensive income:
Net income	-	-	437.8	-	437.8	$437.8
Other comprehensive loss (Note 6):
Net unrealized losses on securities	-	-	-	(65.3)	(65.3)
Net foreign currency losses	-	-	-	(1.5)	(1.5)
Net derivative gains	-	-	-	3.9	3.9
Pension and OPEB plans	-	-	-	34.7	34.7
Other comprehensive loss	-	-	-	(28.2)	(28.2)	(28.2)
Total comprehensive income						$409.6
Common shares issued for benefit plans,
including tax benefits	1.0	44.9	-	-	44.9
Repurchases of common shares	(10.4)	(.1)	(276.9)	-	(277.0)
Balance at March 31, 2009	446.9	$396.0	$9,877.4	$(1,909.5)	$8,363.9
Three Months Ended March 31, 2008
Balance at January 1, 2008	496.3	$188.8	$10,138.0	$(288.4)	$10,038.4
Comprehensive income:
Net income	-	-	431.6	-	431.6	$431.6
Other comprehensive loss (Note 6):
Net unrealized losses on securities	-	-	-	(49.5)	(49.5)
Net foreign currency gains	-	-	-	.5	.5
Net derivative losses	-	-	-	(.9)	(.9)
Pension and OPEB plans	-	-	-	.5	.5
Other comprehensive loss	-	-	-	(49.4)	(49.4)	(49.4)
Total comprehensive income						$382.2
Common shares issued for benefit plans,
including tax benefits	1.3	60.9	-	-	60.9
Repurchases of common shares	(12.8)	(.1)	(599.9)	-	(600.0)
Balance at March 31, 2008	484.8	$249.6	$9,969.7	$(337.8)	$9,881.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2009	2008
Cash flows from operating activities:
Net income	$437.8	$431.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.0	88.2
Equity in earnings of affiliates, net	10.2	29.8
Stock-based compensation expense	37.2	31.7
Net realized capital losses	4.8	58.5
(Accretion) amortization of net investment (discount) premium	(16.5)	4.9
Changes in assets and liabilities:
Accrued investment income	4.0	(5.3)
Premiums due and other receivables	(256.9)	(264.2)
Income taxes	216.7	187.1
Other assets and other liabilities	(68.7)	(46.5)
Health care and insurance liabilities	361.7	381.4
Other, net	(1.0)	.4
Net cash provided by operating activities	826.3	897.6

Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,490.7	2,803.8
Cost of investments	(2,287.3)	(3,239.1)
Increase in property, equipment and software	(88.6)	(82.7)
Net cash provided by (used for) investing activities	114.8	(518.0)

Cash flows from financing activities:
Net (repayment) issuance of short-term debt	(114.8)	248.7
Deposits and interest credited for investment contracts	1.9	2.0
Withdrawals of investment contracts	(3.9)	(1.1)
Common shares issued under benefit plans	3.7	13.0
Stock-based compensation tax benefits	3.6	17.0
Common shares repurchased	(263.8)	(552.6)
Other, net	-	10.1
Net cash used for financing activities	(373.3)	(262.9)

Net increase in cash and cash equivalents	567.8	116.7
Cash and cash equivalents, beginning of period	1,179.5	1,254.0
Cash and cash equivalents, end of period	$1,747.3	$1,370.7

Supplemental cash flow information:
Income taxes paid	$10.9	$24.7
Interest paid	36.8	20.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis which consist primarily of short-term and long-term disability insurance, (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim period have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2008 Annual Report on Form 10-K (our “2008 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2008 Annual Report, unless the information contained in those disclosures materially changed.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Noncontrolling Interests
In December 2007, the Financial Accounting Standards Board (“FASB”) released Financial Accounting Standards (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  FAS 160 amends previous guidance and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (often otherwise referred to as minority interests) and for deconsolidation of the subsidiary.  FAS 160 was effective on January 1, 2009.  We do not have material noncontrolling interests, and therefore, the adoption of FAS 160 did not impact our financial position or results of operations.  Refer to Note 5 beginning on page 7 for additional information.

Future Application of Accounting Standards
Fair Value Measurements - Assessing Fair Value in Market Conditions That are Not Orderly
In April 2009, the FASB released FASB Staff Position (“FSP”) No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance as to how to determine the fair value of assets and liabilities in distressed economic conditions.  It also amends the disclosure requirements of FAS 157 “Fair Value Measurements” to require greater disaggregation of debt and equity securities.  FSP FAS 157-4 will be effective for us on June 30, 2009.  We are currently assessing the impact of this FSP to our financial position and results of operations.

Recognition and Presentation of Other-Than-Temporary Impairments
Also in April 2009, the FASB released FSP No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends the accounting for other-than-temporary impairments (“OTTI”) by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional financial statement disclosure.  This FSP will be effective for us on June 30, 2009.  We are currently assessing the impact of this FSP to our financial position and results of operations.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to shareholders (i.e., the numerator) by the weighted average number of common shares outstanding (i.e., the denominator) during the quarter.  Diluted EPS is computed in a similar manner, except that we adjust the weighted average number of common shares outstanding for the dilutive effects of stock options, stock appreciation rights and other dilutive financial instruments, but only in the quarters in which such effect is dilutive.

The computations of basic and diluted EPS for the three months ended March 31, 2009 and 2008 are as follows:

(Millions, except per common share data)	2009	2008
Net income	$437.8	$431.6
Weighted average shares used to compute basic EPS	452.7	494.2
Dilutive effect of outstanding stock-based compensation awards (1)	8.9	14.9
Weighted average shares used to compute diluted EPS	461.6	509.1
Basic EPS	$.97	$.87
Diluted EPS	$.95	$.85

(1)
Approximately 6.2 million stock options (with exercise prices ranging from $35.34 to $42.35) and 19.5 million stock appreciation rights (with exercise prices ranging from $32.11 to $59.76) were not included in the calculation of diluted EPS for the three months ended March 31, 2009 because their exercise prices were greater than the average market price of our common shares during such period.

4.	Operating Expenses

For the three months ended March 31, 2009 and 2008, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2009	2008
Selling expenses	$322.5	$303.8
General and administrative expenses:
Salaries and related benefits	750.2	642.9
Other general and administrative expenses	479.6	454.2
Total general and administrative expenses	1,229.8	1,097.1
Total operating expenses	$1,552.3	$1,400.9

5.	Investments

Total investments at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009			December 31, 2008
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$691.9	$12,906.0	$13,597.9	$633.8	$13,359.5	$13,993.3
Mortgage loans	43.9	1,610.0	1,653.9	70.4	1,609.5	1,679.9
Other investments	.3	1,155.7	1,156.0	1.8	1,194.4	1,196.2
Total investments	$736.1	$15,671.7	$16,407.8	$706.0	$16,163.4	$16,869.4

Net Investment Income
Sources of net investment income for the three months ended March 31, 2009 and 2008 were as follows:

(Millions)	2009	2008
Debt securities	$223.6	$209.5
Mortgage loans	29.2	27.7
Other	3.5	14.5
Gross investment income	256.3	251.7
Less: investment expenses	(7.1)	(8.5)
Net investment income (1)	$249.2	$243.2
(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 14 beginning on page 17 for additional information on our accounting for discontinued products). Net investment income includes $80.5 million and $86.4 million in 2009 and 2008, respectively, related to investments supporting our experience-rated and discontinued products.

Unrealized Capital Losses and Net Realized Capital Losses
When a debt or equity security is in an unrealized capital loss position, we monitor the duration and severity of the loss to determine if sufficient market recovery can occur within a reasonable period of time.  We also determine if we have the intent and ability to hold the investment until it recovers in value.  Summarized below are the debt and equity securities we held at March 31, 2009 and December 31, 2008, that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2009
Debt securities:
U.S. government securities	$1.5	$-	$23.9	$.4	$25.4	$.4
States, municipalities and political subdivisions	526.3	19.9	300.6	28.0	826.9	47.9
U.S. corporate securities	1,742.2	160.7	1,587.8	364.4	3,330.0	525.1
Foreign securities	651.1	54.4	282.1	69.4	933.2	123.8
Mortgage-backed and other asset-backed securities	444.7	76.8	504.4	198.8	949.1	275.6
Redeemable preferred securities	77.8	27.7	123.7	130.6	201.5	158.3
Total debt securities	3,443.6	339.5	2,822.5	791.6	6,266.1	1,131.1
Equity securities	14.6	5.5	9.7	8.8	24.3	14.3
Total debt and equity securities	$3,458.2	$345.0	$2,832.2	$800.4	$6,290.4	$1,145.4

December 31, 2008
Debt securities:
U.S. government securities	$4.0	$-	$24.4	$.4	$28.4	$.4
States, municipalities and political subdivisions	786.9	42.8	175.6	29.6	962.5	72.4
U.S. corporate securities	2,010.4	167.9	1,238.6	248.6	3,249.0	416.5
Foreign securities	777.7	73.6	178.6	51.4	956.3	125.0
Mortgage-backed and other asset-backed securities	616.6	94.7	504.1	204.3	1,120.7	299.0
Redeemable preferred securities	125.3	32.5	139.7	74.5	265.0	107.0
Total debt securities	4,320.9	411.5	2,261.0	608.8	6,581.9	1,020.3
Equity securities	24.5	9.5	.8	2.6	25.3	12.1
Total debt and equity securities	$4,345.4	$421.0	$2,261.8	$611.4	$6,607.2	$1,032.4
(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 14 beginning on page 17 for additional information on our accounting for discontinued products).  At March 31, 2009 and December 31, 2008, debt and equity securities in an unrealized loss position of $403.0 million and $334.7 million, respectively, and related fair value of $1.8 billion at both dates related to discontinued and experience-rated products.

We have reviewed the securities in the table above and have concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by external rating agencies and our internal credit analysts and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  On the basis of these factors, we have the ability and intent to hold these securities until their cost can be recovered.  Therefore we did not take an OTTI loss on these investments.  Unrealized losses at March 31, 2009 and December 31, 2008 were generally caused by the widening of credit spreads relative to the interest rates on U.S. Treasury securities.

Net realized capital losses for the three months ended March 31, 2009 and 2008, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended
	March 31,
(Millions)	2009	2008
Other-than-temporary impairments-yield related	$(38.3)	$(80.1)
Other-than-temporary impairments-credit related	(9.5)	(1.9)
Sales of debt securities	35.7	19.7
Other	7.3	3.8
Pretax net realized capital losses	$(4.8)	$(58.5)

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

Variable Interest Entities (“VIEs”)
We do not have any material relationships with VIEs which require consolidation.  We have relationships with certain real estate and hedge fund partnerships that are considered VIEs.  When determining that these relationships were VIEs, we considered if we should consolidate the entity by determining if we would receive the majority of the expected losses and the expected residual returns.  Based on this analysis, we would not be considered the primary beneficiary of these investments.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at March 31, 2009 and December 31, 2008 of approximately $122 million and $103 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not believe is significant.  We do not have a future obligation to fund losses or to fund debt on behalf of these investments, however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $4.7 billion and $4.4 billion at March 31, 2009 and December 31, 2008, respectively.  The hedge fund partnerships had total assets of approximately $5.8 billion and $7.2 billion at March 31, 2009 and December 31, 2008, respectively.

Noncontrolling Interests
Certain of our investment holdings are partially-owned by third parties.  At March 31, 2009 and December 31, 2008, $85.9 million and $86.3 million, respectively, of our investments were owned by third parties.  The noncontrolling entities’ share of these investments were included in accrued expenses and other current liabilities.  Net investment loss related to these interests was $.3 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.  These noncontrolling interests did not have a material impact on our financial position or results of operations.

6.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income (excluding amounts related to experience-rated contract holders and discontinued products) for the three months ended March 31, 2009 and 2008.

	Net Unrealized Gains (Losses)			Pension and OPEB Plans
(Millions)	Securities	Foreign Currency	Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost	Total Other Comprehensive (Loss) Income
Three Months Ended March 31, 2009
Balance at January 1, 2009	$(229.3)	$7.9	$(16.6)	$(1,686.6)	$43.3	$(1,881.3)
Unrealized net (losses) gains arising
during the period ($(79.1) pretax)	(60.9)	(1.5)	11.0	-	-	(51.4)
Reclassification to earnings ($41.9 pretax)	(4.4)	-	(7.1)	35.7	(1.0)	23.2
Other comprehensive (loss) income
during the period	(65.3)	(1.5)	3.9	35.7	(1.0)	(28.2)
Balance at March 31, 2009	$(294.6)	$6.4	$(12.7)	$(1,650.9)	$42.3	$(1,909.5)

Three Months Ended March 31, 2008
Balance at January 1, 2008	$53.3	$15.2	$(8.2)	$(395.8)	$47.1	$(288.4)
Unrealized net (losses) gains arising
during the period ($(144.9) pretax)	(93.2)	.5	(1.5)	-	-	(94.2)
Reclassification to earnings ($68.9 pretax)	43.7	-	.6	1.4	(.9)	44.8
Other comprehensive (loss) income
during the period	(49.5)	.5	(.9)	1.4	(.9)	(49.4)
Balance at March 31, 2008	$3.8	$15.7	$(9.1)	$(394.4)	$46.2	$(337.8)

7.	Employee Benefit Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit cost (income) of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three months ended March 31, 2009 and 2008 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2009	2008	2009	2008
Service cost	$12.0	$10.8	$.1	$.1
Interest cost	79.1	78.0	5.4	5.0
Expected return on plan assets	(79.7)	(121.1)	(1.0)	(1.0)
Recognized net actuarial loss	54.1	1.6	.8	.6
Amortization of prior service costs	(.5)	(.5)	(.9)	(.9)
Net periodic benefit cost (income)	$65.0	$(31.2)	$4.4	$3.8

The increase in pension benefit cost is primarily attributable to the decline in the plan assets’ fair value of approximately $1.9 billion during 2008.  This decline was due to the deteriorating economic conditions experienced during the past year.

8.	Debt

The carrying value of our long-term debt at March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
(Millions)	2009	2008
Senior notes, 5.75%, due 2011	$449.8	$449.8
Senior notes, 7.875%, due 2011	449.3	449.2
Senior notes, 6.0%, due 2016	746.8	746.7
Senior notes, 6.5%, due 2018	498.7	498.6
Senior notes, 6.625%, due 2036	798.6	798.6
Senior notes, 6.75%, due 2037	695.4	695.4
Total long-term debt	$3,638.6	$3,638.3

At March 31, 2009 and December 31, 2008, we had approximately $100 million and $216 million, respectively, of commercial paper outstanding with a weighted average interest rate of 1.13% and 5.36%, respectively.

At March 31, 2009, we had an unsecured $1.5 billion revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013.  The Facility provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .045% to .175% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .06% at March 31, 2009.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2007 at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans in accordance with FAS 158 and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2009. There were no amounts outstanding under the Facility at March 31, 2009.

During the three months ended March 31, 2009, we entered into four interest rate swaps with a notional value of $100 million each.  We entered into these swaps to hedge interest rate exposure in anticipation of future issuance of long-term debt.  At March 31, 2009, the interest rate swaps had an aggregate fair value of $3.5 million and we recorded a $3.5 million gain in other comprehensive income for the three months ended March 31, 2009.

9.	Capital Stock

On June 27, 2008 and February 27, 2009, our Board of Directors (the “Board”) authorized two share repurchase programs each for the repurchase of up to $750 million of our common stock.  During the first quarter of 2009, we repurchased approximately 10 million shares of common stock at a cost of approximately $277 million (approximately $13 million of these repurchases were settled in early April).  At March 31, 2009, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the Board authorizations.

On February 13, 2009, approximately 5.2 million stock appreciation rights (“SARs”), .5 million restricted stock units (“RSUs”) and .7 million performance stock units (“PSUs”) were granted to certain employees.  If exercised by the employee, the SARs will be settled in common stock, net of taxes, based on the appreciation of our common stock price over $32.11 per share.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals during the performance period as determined by the Board’s Committee on Compensation and Organization.  For each vested RSU and PSU, employees receive one share of common stock, net of taxes, at the end of the vesting period.  The SARs and RSUs will become 100% vested three years from the grant date, with one-third of the SARs and RSUs vesting each year.  The performance period for the PSUs ends on December 31, 2010.

10.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at March 31, 2009, the amount of dividends that may be paid to Aetna through the end of 2009 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.4 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $5.9 billion and $5.7 billion at March 31, 2009 and December 31, 2008, respectively.

11.	Fair Value Measurements

Financial Instruments Measured at Fair Value in our Balance Sheets
Certain of our financial instruments held are measured at fair value in our balance sheets.  The fair value of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by FAS 157.  The following are the levels of the hierarchy and a brief description of the type of valuation information that qualifies a financial asset or liability for each level:
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

When quoted prices in active markets for identical assets and liabilities are available, we use these quoted market prices to determine the fair value of financial assets and liabilities and classify these assets and liabilities as Level 1.  In other cases where a quoted market price for identical assets and liabilities in an active market is either not available or not observable, we estimate fair values using valuation methodologies based on available and observable market information or by using a matrix pricing model.  These financial assets and liabilities would then be classified as Level 2.  If quoted market prices are not available, we determine fair value using broker quotes or an internal analysis of each investment’s financial performance and cash flow projections.  In these instances, financial assets and liabilities will be classified based upon the lowest level of input that is significant to the valuation.  Thus, financial assets and liabilities may be classified in Level 3 even though there may be some significant inputs that may be readily available.

The following is a description of the valuation methodologies used for our financial assets and liabilities measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Debt Securities - Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. government securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which uses quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2009 and December 31, 2008.

We also value a certain amount of debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced by internal staff.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2009 and December 31, 2008.  The total fair value of our broker quoted securities was approximately $331 million at March 31, 2009 and $353 million at December 31, 2008.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and structured products.  For certain private placement securities, internal staff determine the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax exempt municipal securities.

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

Our financial assets and liabilities with changes in fair value that are measured on a recurring basis on our balance sheets at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009				December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities	$654.6	$12,491.0	$422.6	$13,568.2	$669.9	$12,836.2	$455.7	$13,961.8
Equity Securities	1.5	-	28.2	29.7	2.2	-	29.3	31.5
Derivatives	-	3.8	-	3.8	-	1.8	-	1.8
Total investments	$656.1	$12,494.8	$450.8	$13,601.7	$672.1	$12,838.0	$485.0	$13,995.1

Liabilities:
Derivatives	$-	$.2	$-	$.2	$-	$4.0	$-	$4.0

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(Millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Beginning balance	$455.7	$29.3	$485.0	$642.5	$38.9	$681.4
Net realized and unrealized capital (losses) gains:
Included in earnings	1.0	-	1.0	(9.1)	-	(9.1)
Included in other comprehensive income	1.2	1.3	2.5	(2.6)	-	(2.6)
Other (1)	(1.0)	(2.4)	(3.4)	(10.5)	10.4	(.1)
Purchases, sales and maturities	(17.1)	-	(17.1)	.7	(22.4)	(21.7)
Transfers into (out of) Level 3 (2)	(17.2)	-	(17.2)	26.9	6.2	33.1
Ending Balance	$422.6	$28.2	$450.8	$647.9	$33.1	$681.0
Amount of Level 3 net unrealized capital
losses included in net income	$(2.4)	$-	$(2.4)	$(9.5)	$-	$(9.5)

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not affect our results of operations.
(2)
For financial assets that are transferred into Level 3, we use the fair value of the assets at the end of the reporting period.  For financial assets that are transferred out of Level 3, we use the fair value of the assets at the beginning of the reporting period.

Separate Accounts Measured at Fair Value in our Balance Sheets
Separate Account assets in our Large Case Pensions business represent funds maintained to meet specific objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Account liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Account assets are not reflected in our statements of income or cash flows.

Separate Account assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 14.  Separate Account assets also include investments in real estate that are carried at fair value.  The following is a description of the valuation methodology used to price these real estate investments, including the general classification pursuant to the valuation hierarchy.

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

Separate Account financial assets with changes in fair value measured on a recurring basis at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009				December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities	$695.8	$2,322.0	$325.4	$3,343.2	$631.5	$2,412.1	$365.1	$3,408.7
Equity Securities	1,558.2	1.0	-	1,559.2	1,629.2	2.1	-	1,631.3
Derivatives	-	(1.0)	-	(1.0)	-	(.1)	-	(.1)
Real Estate	-	-	79.8	79.8	-	-	86.7	86.7
Total (1)	$2,254.0	$2,322.0	$405.2	$4,981.2	$2,260.7	$2,414.1	$451.8	$5,126.6
(1)	Excludes $741.2 million and $793.3 million of cash and cash equivalents and other receivables at March 31, 2009 and December 31, 2008, respectively.

The changes in the balances of Level 3 Separate Account financial assets for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$365.1	$86.7	$451.8	$291.5	$12,541.8	$12,833.3
Total (losses) gains accrued to contract holders	(77.0)	(6.9)	(83.9)	(1.0)	37.9	36.9
Purchases, sales and maturities	32.3	-	32.3	(14.0)	(11.3)	(25.3)
Net transfers into Level 3 (1)	5.0	-	5.0	1.2	-	1.2
Transfers of Separate Account assets (2)	-	-	-	-	(11,654.3)	(11,654.3)
Ending Balance	$325.4	$79.8	$405.2	$277.7	$914.1	$1,191.8
(1)
For financial assets that are transferred into Level 3, we use the fair value of the assets at the end of the reporting period.  For financial assets that are transferred out of Level 3, we use the fair value of the assets at the beginning of the reporting period.

(2)	During February 2008, approximately $11.7 billion of our Separate Account assets were transitioned out of our business.

12.	Commitments and Contingencies

Litigation and Regulatory Proceedings
Out-of-Network Benefit Proceedings
We are named as a defendant in several purported class actions arising out of our practices related to the payment of claims for services rendered to our members by providers with whom we do not have a contract (“out-of-network providers”). Other major health insurers are also the subject of similar litigation.  Among other things, these lawsuits charge that we paid too little to members and/or providers for these services, among other reasons because of our use of data provided by Ingenix, Inc., a subsidiary of one of our competitors.

The American Medical Association (the “AMA”), Kathy Tisko and Abraham I. Kosma together seek to represent nationwide classes of out-of-network providers who provided services to our members during the period from 2001 to the present. Michele Cooper, Jeffrey M. Weintraub and John Seney together seek to represent nationwide classes of our members who received services from out-of-network providers during the period from 2001 to the present. Taken together, these lawsuits allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act and federal antitrust laws, either acting alone or in concert with our competitors.  The purported classes seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and seek to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.

The Cooper, Weintraub, Seney, AMA and Tisko cases were commenced on July 30, 2007, April 29, 2008, January 28, 2009, February 9, 2009 and April 3, 2009, respectively.  These cases are pending in federal district courts in New Jersey and Connecticut.  On April 8, 2009, the federal Judicial Panel on Multi-District Litigation ordered consolidation of these cases for pre-trial proceedings in federal district court in New Jersey. The Kosma case was commenced in federal district court in New Jersey on April 21, 2009.

We intend to vigorously defend ourselves against the claims brought in these cases, which are in their preliminary stages.

On January 15, 2009, Aetna and the New York Attorney General announced an agreement relating to an industry-wide investigation into certain payment practices with respect to out-of-network providers. The agreement provides that Aetna will contribute $20 million towards the establishment of an independent database system to provide fee information regarding out-of-network reimbursement rates. When the new database is ready, Aetna will cease using databases owned by Ingenix and will use the new database for a period of at least five years in connection with out-of-network reimbursements in those benefit plans that employ a reasonable and customary standard for out-of-network reimbursements. In February 2009, Aetna agreed with the New York Attorney General and the Texas Attorney General to reimburse college student members for approximately $5 million of claims relating to care rendered by out-of-network providers. In March 2009, Aetna paid an administrative penalty of $2.5 million to the New Jersey Department of Banking and Insurance in connection with our out-of-network benefit payment practices.

We also have received subpoenas and/or requests for documents and other information from attorneys general and other state and/or federal regulators and legislators relating to our out-of-network benefit payment practices.

It is reasonably possible that others could initiate additional litigation or additional regulatory action against us with respect to our benefit payment practices.

Securities Class Action Litigation
Two purported class action lawsuits were pending in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Federal Court”) against Aetna and certain of its current or former officers and/or directors. On October 24, 2007, the Southeastern Pennsylvania Transportation Authority filed suit on behalf of all purchasers of Aetna common stock between October 27, 2005 and April 27, 2006. The second lawsuit was filed on November 27, 2007, by the Plumbers and Pipefitters Local 51 Pension Fund on behalf of all purchasers of Aetna common stock between July 28, 2005 and July 27, 2006. On June 3, 2008, plaintiffs in these two lawsuits filed a consolidated complaint in the Pennsylvania Federal Court on behalf of all purchasers of Aetna common stock between October 27, 2005 and July 27, 2006. The consolidated complaint (the “Securities Class Action Litigation”) supersedes and replaces the two previous complaints. The plaintiffs allege that Aetna and four of its current or former officers and/or directors, John W. Rowe, M.D., Ronald A. Williams, Alan M. Bennett and Craig R. Callen (collectively, the “Defendants”), violated federal securities laws. The plaintiffs allege misrepresentations and omissions regarding, among other things, our medical benefit ratios and health plan pricing practices, as well as insider trading by Dr. Rowe and Messrs. Bennett and Callen. The plaintiffs seek compensatory damages plus interest and attorneys’ fees, among other remedies. The Defendants intend to vigorously defend themselves against the claims brought in the Securities Class Action Litigation, which is in its preliminary stages.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay medical and/or group insurance claims, rescission of insurance coverage, patent infringement and other intellectual property litigation and other litigation in our Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions. We intend to vigorously defend ourselves against the claims brought in these matters.

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and attorneys general, the Office of the Inspector General, and other state and federal authorities, including the investigation by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.” There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, pharmacy benefit management practices and claim payment practices (including payments to out-of-network providers). As a leading national health care benefits organization, we regularly are the subject of such reviews. These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

We are unable to predict at this time the ultimate outcome of the matters described above, and it is reasonably possible that their outcome could be material to us.

13.	Segment Information

Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment.  It is added to our business segments in order to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and, beginning on January 1, 2009, the financing components of our pension and other postretirement benefit plan expense (the service cost component of this expense is allocated to our business segments).  Prior periods have been reclassified to reflect this change.

Summarized financial information for our segments for the three months ended March 31, 2009 and 2008 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Financing	Company
2009
Revenue from external customers	$7,854.6	$463.1	$52.6	$-	$8,370.3
Operating earnings (loss) (1)	469.4	42.1	9.2	(78.1)	442.6
2008
Revenue from external customers	$7,050.5	$448.5	$55.0	$-	$7,554.0
Operating earnings (loss) (1)	438.6	34.2	8.3	(11.5)	469.6
(1)	Operating earnings (loss) excludes net realized capital gains or losses described in the reconciliation below.

A reconciliation of operating earnings to net income for the three months ended March 31, 2009 and 2008 was as follows:

(Millions)	2009	2008
Operating earnings	$442.6	$469.6
Net realized capital losses	(4.8)	(38.0)
Net income	$437.8	$431.6

14.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us and we projected that they would continue to generate future losses over their life (which is greater than 30 years), so we established a reserve for anticipated future losses at the time of discontinuance.  This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.  Because we projected anticipated cash shortfalls in our discontinued products, at the time of discontinuance we established a receivable from Large Case Pensions’ continuing products (which is eliminated in consolidation).

Key assumptions in setting this reserve include future investment results, payments to retirees, mortality and retirement rates and the cost of asset management and customer service.  In 1997, we began the use of a bond default assumption to reflect historical default experience.  In 1995, we modified the mortality tables used in order to reflect a more up-to-date 1994 Uninsured Pensioner’s Mortality table.  Other than these changes, since 1993, there have been no significant changes to the assumptions underlying the reserve.

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expectation of future losses remains consistent with prior projections, the results of the discontinued products are applied to the reserve and do not affect net income.  However, if actual or expected future losses are greater than we currently estimate, we may have to increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may have to decrease the reserve, which could favorably impact net income.  The reserve for anticipated future losses is included in future policy benefits on our balance sheets.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2009 and 2008 was as follows (pretax):

(Millions)	2009	2008
Reserve, beginning of period	$790.4	$1,052.3
Operating losses	(13.9)	(9.2)
Net realized capital (losses) gains	(9.4)	2.0
Reserve, end of period	$767.1	$1,045.1

During the first quarter of 2009, our discontinued products reflected an operating loss and net realized capital losses, both attributable to the unfavorable investment conditions that existed from the latter half of 2008 through the first quarter of 2009.  We have evaluated the operating losses in 2009 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at March 31, 2009.

Assets and liabilities supporting discontinued products at March 31, 2009 and December 31, 2008 were as follows: (1)

(Millions)	2009	2008
Assets:
Debt and equity securities available-for-sale	$2,154.4	$2,382.4
Mortgage loans	573.1	585.8
Other investments	619.6	666.9
Total investments	3,347.1	3,635.1
Other assets (2)	314.3	133.4
Collateral received under securities loan agreements	107.3	150.7
Current and deferred income taxes	84.4	82.2
Receivable from continuing products (3)	442.7	436.0
Total assets	$4,295.8	$4,437.4

Liabilities:
Future policy benefits	$3,407.5	$3,446.4
Policyholders' funds	13.9	16.7
Reserve for anticipated future losses on discontinued products	767.1	790.4
Collateral payable under securities loan agreements	107.3	150.7
Other liabilities (2)	-	33.2
Total liabilities	$4,295.8	$4,437.4
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)
Net unrealized capital losses on debt securities available-for-sale are included in other assets at March 31, 2009 and other liabilities at December 31, 2008 and are not reflected in consolidated shareholders’ equity.

(3)	The receivable from continuing products is eliminated in consolidation.

Distributions on discontinued products for the three months ended March 31, 2009 and 2008 were as follows:

(Millions)	2009	2008
Scheduled contract maturities, settlements and benefit payments	$113.2	$113.1
Participant-directed withdrawals	-	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2009, the related consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 29, 2009

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

The following MD&A provides a review of our financial condition at March 31, 2009 and December 31, 2008 and results of operations for the three months ended March 31, 2009 and 2008.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented herein, as well as the MD&A contained in our 2008 Annual Report on Form 10-K (the “2008 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2009 and 2008:

(Millions)	2009	2008
Revenue:
Health Care	$7,946.5	$7,116.0
Group Insurance	531.2	482.9
Large Case Pensions	137.0	139.8
Total revenue	8,614.7	7,738.7
Net income	437.8	431.6
Business Segment operating earnings: (1)
Health Care	469.4	438.6
Group Insurance	42.1	34.2
Large Case Pensions	9.2	8.3
Cash flows from operations	826.3	897.6
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this MD&A on page 21 for a discussion of non-GAAP measures.  Refer to pages 21, 24 and 25 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings for the three months ended March 31, 2009, compared to the corresponding period in 2008, reflect continued growth in our Health Care business.  The changes in our net income primarily reflect growth in revenue from increases in membership levels and premium rate increases for renewing membership in 2009 which was largely offset by higher pension plan and other postretirement benefit plan (“OPEB”) expenses due to 2008 investment losses experienced by the assets supporting our pension obligations.  We experienced membership growth in both our administrative services contract (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Insured (where we assume all or a majority of the risk for medical and dental care costs) products.  At March 31, 2009, we served approximately 19.1 million medical members (consisting of approximately 33% Insured members and 67% ASC members), 14.5 million dental members and 11.2 million pharmacy members.

We continued to generate strong cash flows from operations in the first quarter of 2009.  These cash flows funded ordinary course operating activities.  We also continued our share repurchase program during the first quarter of 2009, repurchasing approximately 10 million shares of our common stock at a cost of approximately $277 million.

Executive Management Update
Gery J. Barry, Chief Strategy Officer, will be leaving Aetna to pursue other interests.  The strategic planning function will report to Joseph M. Zubretsky, Executive Vice President and Chief Financial Officer.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and is consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements on page 16.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment.  It is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and, beginning in 2009, the financing components of our pension plan and OPEB plan expense (the service cost component of this expense is allocated to our business segments).  Prior periods have been reclassified to reflect this change.

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

Operating Summary for the Three Months Ended March 31, 2009 and 2008:

(Millions)	2009	2008
Premiums:
Commercial	$5,322.0	$4,883.4
Medicare	1,461.1	1,227.5
Medicaid	209.1	142.6
Total premiums	6,992.2	6,253.5
Fees and other revenue	862.4	797.0
Net investment income	97.7	87.0
Net realized capital losses	(5.8)	(21.5)
Total revenue	7,946.5	7,116.0
Health care costs	5,804.2	5,086.2
Operating expenses:
Selling expenses	299.1	279.3
General and administrative expenses	1,101.7	1,066.1
Total operating expenses	1,400.8	1,345.4
Amortization of other acquired intangible assets	22.8	26.1
Total benefits and expenses	7,227.8	6,457.7
Income before income taxes	718.7	658.3
Income taxes	255.1	233.7
Net income	$463.6	$424.6

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2009 and 2008:

(Millions)	2009	2008
Net income	$463.6	$424.6
Net realized capital losses	5.8	14.0
Operating earnings	$469.4	$438.6

Operating earnings for the first quarter of 2009 when compared to the corresponding period in 2008 reflect growth in premiums and fees and other revenue, higher net investment income, as well as continued operating expense efficiencies (total operating expenses divided by total revenue).  The growth in premiums and fees and other revenue resulted from increases in membership levels from current and new customers as well as premium rate increases for renewing membership.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums. For the three months ended March 31, 2009 and 2008, our MBRs by product were as follows:

	2009	2008
Commercial	81.7%	79.8%
Medicare	86.8%	86.0%
Medicaid	90.7%	92.8%
Total	83.0%	81.3%

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

The operating results of our Commercial products continued to grow during the three months ended March 31, 2009
Commercial premiums increased approximately $439 million for the three months ended March 31, 2009, when compared to the corresponding period in 2008.  This increase reflects premium rate increases on renewing business and an increase in membership levels (refer to Membership page 24).

Our Commercial MBR was 81.7% and 79.8% for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, we had approximately $38 million of unfavorable development of prior period health care cost estimates.  This development was driven by what we believe is unusually high paid claims activity in the first quarter primarily related to the fourth quarter of 2008.  We had no significant development of prior period health care cost estimates for the three months ended March 31, 2008.  Taking this development into account, the Commercial MBR for the three months ended March 31, 2009 was higher than the corresponding period in 2008, reflecting a percentage increase in our per member health care costs that outpaced the percentage increase in per member premiums.  The increase in per member health care costs was driven primarily by increased intensity of facility services across products (without attendant increases in key utilization metrics) and higher than expected impacts from layoffs and members' election of benefits under the Consolidated Omnibus Budget Reconciliation Act of 1986 ("COBRA").  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2008 Annual Report for a discussion of Health Care Costs Payable.

Medicare results for the first quarter 2009 reflect growth from the corresponding period in 2008
Medicare premiums increased approximately $234 million for the three months ended March 31, 2009, compared to the corresponding period in 2008. This increase primarily reflects growth in our group private-fee-for-service (“PFFS”) Medicare Advantage plans, increases in supplemental premiums across all our Medicare Advantage products, rate increases from the Centers for Medicare & Medicaid Services (“CMS”) and true-ups of premium estimates for specified risk adjustments from CMS.

The Medicare MBR for the first quarter of 2009 was 86.8%, compared to 86.0% for the corresponding period in 2008. For the three months ended March 31, 2009, we had a small amount of unfavorable development of prior period health care cost estimates due to a higher risk profile of the book of business that was largely offset by higher premium estimates for specified risk adjustments from CMS.  We had no significant development of prior period Medicare health care cost estimates in the three months ended March 31, 2008.  Taking this development into account, the Medicare MBR for the three months ended March 31, 2009 was slightly higher than the corresponding period in 2008, reflecting a percentage increase in per member health care costs that slightly outpaced the percentage increase in per member premiums.

Other Sources of Revenue
Fees and other revenue increased approximately $65 million for the three months ended March 31, 2009, compared to the corresponding period in 2008, reflecting growth in ASC membership.

Membership
Health Care’s membership at March 31, 2009 and 2008 was as follows:

	2009			2008
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,656	12,060	17,716	5,387	10,901	16,288
Medicare	419	-	419	350	14	364
Medicaid	284	647	931	174	641	815
Total Medical Membership	6,359	12,707	19,066	5,911	11,556	17,467

Consumer-Directed Health Plans (1)			1,795			1,359

Dental:
Commercial	5,214	7,640	12,854	5,008	7,584	12,592
Medicare and Medicaid	245	381	626	216	394	610
Network Access (2)	-	1,056	1,056	-	964	964
Total Dental Membership	5,459	9,077	14,536	5,224	8,942	14,166

Pharmacy:
Commercial			9,997			9,746
Medicare PDP (stand-alone)			322			369
Medicare Advantage PDP			223			181
Medicaid			26			22
Total Pharmacy Benefit Management Services			10,568			10,318
Mail Order (3)			672			633
Total Pharmacy Membership			11,240			10,951
(1)	Represents members in consumer-directed health plans also included in Commercial medical membership above.
(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(3)	Represents members who purchased medications through our mail order pharmacy operations during the first quarter of 2009 and 2008, respectively, and are included in pharmacy membership above.

Total medical, dental and pharmacy membership at March 31, 2009 increased compared to March 31, 2008.  The increase in medical membership was primarily due to growth in Commercial membership, driven by growth within existing plan sponsors and new customers, net of lapses and Medicaid membership, attributable to a new insured contract.

Total dental membership increased in 2009 primarily due to membership growth from both new and current customers.

Pharmacy membership increased in 2009 primarily due to growth in our pharmacy benefit management services and mail order operations.  Our pharmacy benefit management services growth was due in part to an increase in Commercial pharmacy membership.  Commercial pharmacy membership increased reflecting strong cross selling success.  Mail order operations reflected an increase in member utilization during this time period.

GROUP INSURANCE

Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life insurance, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis, which consist primarily of short-term and long-term disability insurance, (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

Operating Summary for the Three Months Ended March 31, 2009 and 2008:

(Millions)	2009	2008
Premiums:
Life	$276.8	$269.2
Disability	140.4	132.0
Long-term care	18.2	22.1
Total premiums	435.4	423.3
Fees and other revenue	27.7	25.2
Net investment income	64.1	64.0
Net realized capital gains (losses)	4.0	(29.6)
Total revenue	531.2	482.9
Current and future benefits	375.6	375.9
Operating expenses:
Selling expenses	23.4	24.5
General and administrative expenses	68.4	63.8
Total operating expenses	91.8	88.3
Amortization of other acquired intangible assets	1.7	1.7
Total benefits and expenses	469.1	465.9
Income before income taxes	62.1	17.0
Income taxes	16.0	2.0
Net income	$46.1	$15.0

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three months ended March 31, 2009 and 2008:

(Millions)	2009	2008
Net income	$46.1	$15.0
Net realized capital (gains) losses	(4.0)	19.2
Operating earnings	$42.1	$34.2

Operating earnings for the three months ended March 31, 2009 increased compared to the corresponding period in 2008 reflecting a higher underwriting margin (premiums less current and future benefits) in our life products, partially offset by lower underwriting margins in our disability products.

The group benefit ratio was 86.3% for the three months ended March 31, 2009, compared to 88.8% for the corresponding period in 2008.  The decrease in the group benefit ratio for the three months ended March 31, 2009 compared to the corresponding period in 2008 was primarily due to favorable life experience partially offset by unfavorable disability experience.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2009 and 2008:

(Millions)	2009	2008
Premiums	$49.7	$51.9
Net investment income	87.4	92.2
Other revenue	2.9	3.1
Net realized capital losses	(3.0)	(7.4)
Total revenue	137.0	139.8
Current and future benefits	127.7	133.0
General and administrative expenses	.9	4.0
Total benefits and expenses	128.6	137.0
Income before income taxes	8.4	2.8
Income taxes (benefits)	2.2	(.7)
Net income	$6.2	$3.5

The table presented below reconciles operating earnings to net income reported in accordance with GAAP:

(Millions)	2009	2008
Net income	$6.2	$3.5
Net realized capital losses	3.0	4.8
Operating earnings	$9.2	$8.3

Discontinued Products in Large Case Pensions
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us and we projected that they would continue to generate future losses over their life (which is greater than 30 years), so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 17.  Please refer to this note for additional information.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the operating results of our discontinued products are applied against the reserve and do not impact operating earnings or net income for Large Case Pensions.  However, if actual or expected future losses are greater than we currently estimate, we may have to increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may have to decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly.  The current reserve reflects management’s best estimate of anticipated future losses.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2009 and 2008 (pretax) was as follows:

(Millions)	2009	2008
Reserve, beginning of period	$790.4	$1,052.3
Operating losses	(13.9)	(9.2)
Net realized capital (losses) gains	(9.4)	2.0
Reserve, end of period	$767.1	$1,045.1

During the first quarter of 2009, our discontinued products reflected an operating loss and net realized capital losses, both attributable to the unfavorable investment conditions that existed from the latter half of 2008 through the first quarter of 2009.  We have evaluated the operating losses in 2009 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at March 31, 2009.

Assets Managed by Large Case Pensions
At March 31, 2009 and 2008, Large Case Pensions assets under management consisted of the following:

(Millions)	2009	2008
Assets under management: (1)
Fully guaranteed discontinued products	$3,694.4	$4,193.5
Experience-rated	4,239.8	4,374.7
Non-guaranteed	2,514.7	3,723.0
Total assets under management	$10,448.9	$12,291.2
(1)	Excludes net unrealized capital (losses) gains of $(266.7) million and $82.4 million at March 31, 2009 and 2008, respectively.

Assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  For the quarter ended March 31, 2009 and 2008, experience-rated contract holder and participant-directed withdrawals were as follows:

(Millions)	2009	2008
Scheduled contract maturities and benefit payments (1)	$66.8	$85.0
Contract holder withdrawals other than scheduled contract maturities and benefit payments	.4	20.1
Participant-directed withdrawals	.9	.8
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

INVESTMENTS

At March 31, 2009 and December 31, 2008, our investment portfolio consisted of the following:

	March 31,	December 31,
(Millions)	2009	2008
Debt and equity securities available for sale	$13,597.9	$13,993.3
Mortgage loans	1,653.9	1,679.9
Other investments	1,156.0	1,196.2
Total investments	$16,407.8	$16,869.4

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not affect our results of operations.  Our total investments supported the following products at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(Millions)	2009	2008
Supporting experience-rated products	$ 1,490.8	$ 1,582.8
Supporting discontinued products	3,347.1	3,635.1
Supporting remaining products	11,569.9	11,651.5
Total investments	$ 16,407.8	$ 16,869.4

Debt and Equity Securities
The debt securities in our portfolio had an average quality rating of A+ at both March 31, 2009 and December 31, 2008, with approximately $4.1 billion and $4.3 billion, respectively, rated AAA.  Total debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $682 million and $640 million at March 31, 2009 and December 31, 2008, respectively (of which 18% at both March 31, 2009 and December 31, 2008 supported our discontinued and experience-rated products).

At March 31, 2009 and December 31, 2008, we held approximately $501 million and $824 million, respectively, of municipal debt securities and $28 million and $64 million, respectively, of structured product debt securities that were guaranteed by third parties, collectively representing approximately 3% and 5%, respectively, of our total investments.  These securities had an average credit rating of AA- at both March 31, 2009 and  December 31, 2008 with the guarantee.  Without the guarantee, the average credit rating of the municipal debt securities was A+ on each date.  The structured product debt securities are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, carrying them at fair value on our balance sheet.  Approximately 3% of our debt and equity securities at both March 31, 2009 and December 31, 2008 are valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with FAS 157, “Fair Value Measurements”).  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 12 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At March 31, 2009 and December 31, 2008, our debt and equity securities had net unrealized losses of $743 million and $500 million, respectively, of which $278 million and $123 million, respectively, related to our experience-rated and discontinued products.  Certain of our individual debt securities, primarily those of issuers in the financial services sector, have higher levels of unrealized capital losses at March 31, 2009 and December 31, 2008 due to increases in credit spreads relative to interest rates on U.S. Treasury securities in 2008 and through the first quarter of 2009 rather than unfavorable changes in the credit quality of such securities.  We have reviewed these individual debt securities for OTTI (see below) and have the intent and ability to hold these securities until market recovery.

Refer to Note 5 of Condensed Notes to Consolidated Financial Statements beginning on page 7 for details of net unrealized capital gains and losses by major security type, as well as details on our debt and equity securities with unrealized losses at March 31, 2009 and December 31, 2008.  We regularly review our debt and equity securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, the carrying value of the security is written down, and the amount of the write down is included in our results of operations.  Accounting for OTTI of our investment securities is considered a critical accounting estimate.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Investment Securities in our 2008 Annual Report for additional information.

Net Realized Capital Gains and Losses
Net realized capital losses were $5 million and $59 million for the three months ended March 31, 2009 and 2008, respectively.  Included in net realized capital losses were $38 million and $80 million for the first quarter of 2009 and 2008, respectively, of yield-related OTTI losses.

Yield-related OTTI losses were primarily due to the widening of credit spreads relative to the interest rates on U.S. Treasury securities in 2008 and through the first quarter of 2009.  During 2008, significant declines in the U.S. housing market resulted in the credit and other capital markets experiencing volatility and limitations on the ability of companies to issue debt or equity securities.  The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and the continued downturn in the economy resulted in credit spreads widening during 2008 and through the first quarter of 2009.

We had no individually material realized capital losses on debt or equity securities that impacted our results of operations during the first quarter of 2009 or 2008.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairments of Investment Securities in our 2008 Annual Report for additional information.

Mortgage Loans
Our mortgage loan portfolio (which is secured by commercial real estate) represented 10% of our total invested assets at March 31, 2009 and December 31, 2008.  There were no specific impairment reserves on these loans at March 31, 2009 or December 31, 2008.

Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities where appropriate.  We manage credit risk by seeking to maintain high average quality ratings and diversified sector exposure within our debt securities portfolio.  In connection with our investment and risk management objectives, we also use derivative financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  Our use of these derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, warrants, forward contracts, futures contracts and credit default swaps.  These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk.  However, when used for hedging, we expect these instruments to reduce overall risk.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, results of operations and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices.  Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows at March 31, 2009.  Refer to the MD&A in our 2008 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

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

Presented below is a condensed statement of cash flows for the three months ended March 31, 2009 and 2008.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2009	2008
Cash flows from operating activities
Health Care and Group Insurance (including Corporate Financing)	$875.7	$960.6
Large Case Pensions	(49.4)	(63.0)
Net cash provided by operating activities	826.3	897.6
Cash flows from investing activities
Health Care and Group Insurance	(180.3)	(557.0)
Large Case Pensions	295.1	39.0
Net cash provided by (used for) investing activities	114.8	(518.0)
Net cash used for financing activities	(373.3)	(262.9)
Net increase in cash and cash equivalents	$567.8	$116.7

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $876 million in the three months ended March 31, 2009 and $961 million in the three months ended March 31, 2008.  Cash flows for the three months ended March 31, 2008 reflect the receipt of approximately $127 million in premium stabilization funds from a large customer.

We repurchased approximately 10 million shares of common stock at a cost of approximately $277 million during the three months ended March 31, 2009 and approximately 13 million shares of common stock at a cost of approximately $600 million during the three months ended March 31, 2008.  At March 31, 2009, the capacity remaining under our share repurchase programs was approximately $1.1 billion.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 11 for more information.

Other Liquidity Information
While our Board reviews our common stock dividend annually, we currently intend to maintain an annual dividend of $.04 per common share. Among the factors considered by our Board in determining the amount of dividends are our results of operations and the capital requirements, growth and other characteristics of our businesses.

We use short-term commercial paper borrowings from time to time to address timing differences between cash receipts and disbursements.  The maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2009 was $493 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”).  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions.  There were no amounts outstanding under the Facility at any time during the period ending March 31, 2009.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 31% at March 31, 2009.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance and pledging or selling of assets.

Refer to Note 8 of Condensed Notes to Consolidated Financial Statements on page 11 for additional information on our short-term and long-term debt.

After tax interest expense was $40 million for the three months ended March 31, 2009 compared to $35 million for the corresponding period in 2008.  The increase in interest expense for the three months ended March 31, 2009 related to higher overall average long-term debt levels as a result of our issuance of senior notes in September 2008.

Other Common Stock Transactions
On February 13, 2009, approximately 5.2 million stock appreciation rights, .5 million restricted stock units and .7 million performance stock units were granted to certain employees.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 11 for additional information.

Ratings

At April 28, 2009, the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations (“Rating Agencies”) were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper) (1)	AMB-2	F1	P-2	A-2

ALIC (1)	A	AA-	Aa3	A	+
(1)	The Rating Agencies have stated that the outlook for Aetna’s senior debt and ALIC’s financial strength is stable.

CRITICAL ACCOUNTING ESTIMATES

Refer to Critical Accounting Estimates in our 2008 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.

REGULATORY ENVIRONMENT

The federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have or could materially impact various aspects of the health care system.  For example:

•
Addressing the affordability and availability of health insurance, including reducing the number of uninsured, is a major initiative of President Obama and the U.S. Congress, and proposals that would address these issues are pending in many states.  We anticipate that similar measures will be considered by the U.S. Congress during 2009.  The proposals vary, and include a public health plan that would compete with us and other private health plans for individual and small business customers, individual insurance requirements, the expansion of eligibility under existing Medicaid and/or Federal Employees Health Benefit Plan programs, minimum medical benefit ratios for health plans, mandatory issuance of insurance coverage and requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk.  While certain of these measures would adversely affect us, at this time we cannot predict the extent of the impact of these proposals on our business or results of operations.

•
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted into law. ARRA includes a temporary subsidy for health care continuation coverage issued pursuant to COBRA for individuals who were involuntarily terminated from employment on or after September 1, 2008 through December 31, 2009.  If an individual is involuntarily terminated from employment (for reasons other than gross misconduct) during this 16-month period, the individual may elect COBRA coverage and, for a period of up to nine months, receive a subsidy from his or her employer equal to 65% of the otherwise applicable COBRA premium charged to the employee.  The employer is entitled to apply the amount of premium assistance it pays as an offset against its payroll taxes.  The availability of this subsidy may cause more people to elect COBRA coverage from us than we have assumed, which could cause unexpected increases in our medical costs.

•
ARRA also expands and strengthens the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and imposes additional limits on the use and disclosure of Protected Health Information (“PHI”).  Among other things, ARRA requires us and other covered entities to report any unauthorized release or use of or access to PHI to impacted individuals and to the Department of Health and Human Services, regardless of risk of harm to the individuals.  ARRA also requires business associates (e.g., entities that provide services to health plans, such as electronic claims clearinghouses, print and fulfillment vendors, consultants, and us for our ASC customers) to comply with certain HIPAA provisions.  ARRA also establishes greater civil and criminal penalties for covered entities and business associates who fail to comply with HIPAA’s provisions and requires the U.S. Department of Health and Human Services to issue regulations implementing its privacy and security enhancements.  We will assess the impact of these regulations on our business when they are issued.

•	In 2008, the U.S. Congress reduced funding for Medicare Advantage plans beginning in 2010 and imposed new marketing requirements on Medicare Advantage and PDP plans beginning in 2009.

Refer to Regulatory Environment in our 2008 Annual Report for additional information on the regulation of our business and the health care system.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The following risk factors supplement the Forward-Looking Information/Risk Factors portion of our 2008 Annual Report.  You should read that section of our 2008 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

Our business and profitability may continue to be adversely affected by prevailing economic conditions, and there can be no assurance that future health care costs will not continue to exceed our projections.

As described in the Risk Factors section of our 2008 Annual Report, adverse economic conditions and unanticipated increases in our health care costs can significantly and adversely affect our businesses and profitability in a number of ways.  The current economic environment is challenging and less predictable than recently experienced, causing unanticipated increases and volatility in our health care costs.  For example, we had approximately $38 million of unfavorable development of prior period Commercial health care cost estimates in the three months ended March 31, 2009.  As a result of these increases and volatility, our ability to accurately detect, forecast, manage and reserve for our and our self-insured customers’ medical cost trends and future health care costs may be impaired, and our profits are particularly sensitive to the accuracy of our projections of those trends and costs.  Furthermore, reductions in force by our customers in excess of, or occurring at a faster rate than, those we project could reduce both our revenue and membership below our projected levels and cause unanticipated increases in our health care costs because, for example, our business associated with members who have elected to receive benefits under COBRA typically has an MBR that is significantly higher than our Commercial average.  In addition, the operating results associated with our COBRA membership may be subject to a high degree of variability until we are able to gain more experience with the expected increase in COBRA membership resulting from the ARRA subsidy described in Regulatory Environment on page 31.  There can be no assurance that our health care costs, business and profitability will not be adversely affected by these economy-related conditions or other factors.

In addition, legislative and regulatory developments may adversely affect our business and the health care system.  Refer to Regulatory Environment on page 31.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in MD&A – Investments beginning on page 27 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2009 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained under the heading Forward-Looking Information/Risk Factors in the MD&A beginning on page 31 of MD&A is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases for the three months ended March 31, 2009:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January 1, 2009 - January 31, 2009	3.1	$28.82	3.1	$524.2
February 1, 2009 - February 28, 2009	2.8	30.38	2.8	1,187.8
March 1, 2009 - March 31, 2009	4.5	22.61	4.5	1,087.2
Total	10.4	$26.60	10.4	N/A

On June 27, 2008 and February 27, 2009, we announced that our Board authorized two share repurchase programs for the repurchase of up to $750 million each of our common stock.  During the first quarter of 2009, we repurchased approximately 10 million shares of common stock at a cost of approximately $277 million.  At March 31, 2009, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock remaining under the Board authorizations.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material contracts

10.1	Amended and Restated Employment Agreement, dated as of December 21, 2004, between Active Health Management, Inc. and Lonny Reisman, M.D.

10.2	Employment Agreement Amendment, dated as of May 12, 2005, among Aetna Inc., Active Health Management, Inc. and Lonny Reisman, M.D.

10.3	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, between Aetna Inc. and Lonny Reisman, M.D.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, which begins on page 6 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 29, 2009 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: April 29, 2009	By: /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method
10	Material contracts

10.1	Amended and Restated Employment Agreement, dated as of December 21, 2004, between Active Health Management, Inc. and Lonny Reisman, M.D.	Electronic

10.2	Employment Agreement Amendment, dated as of May 12, 2005, among Aetna Inc., Active Health Management, Inc. and Lonny Reisman, M.D.	Electronic

10.3	Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, between Aetna Inc. and Lonny Reisman, M.D.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 29, 2009 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

_______________________________________________________________________________________________________________________________________________________________________________