Form 10-Q
period 2009-06-30
AETNA INC /PA/
filed 2009-07-31
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

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

There were 436.5 million shares of the registrant’s voting common stock with a par value of $ .01 per share outstanding at June 30, 2009.

 Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2009

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 24), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I  Financial Information

Item 1.  Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2009	2008	2009	2008
Revenue:
Health care premiums	$7,030.5	$6,288.9	$14,022.7	$12,542.4
Other premiums	475.9	473.3	961.0	948.5
Fees and other revenue (1)	892.4	829.3	1,785.4	1,654.6
Net investment income	258.8	258.7	508.0	501.9
Net realized capital gains (losses)	13.2	(22.1)	8.4	(80.6)
Total revenue	8,670.8	7,828.1	17,285.5	15,566.8
Benefits and expenses:
Health care costs (2)	6,102.4	5,153.3	11,906.6	10,239.5
Current and future benefits	503.8	500.8	1,007.1	1,009.7
Operating expenses:
Selling expenses	303.8	275.6	626.3	579.4
General and administrative expenses	1,160.2	1,122.4	2,390.0	2,219.5
Total operating expenses	1,464.0	1,398.0	3,016.3	2,798.9
Interest expense	60.7	56.6	122.2	111.0
Amortization of other acquired intangible assets	24.5	27.3	49.0	55.1
Reduction of reserve for anticipated future losses on discontinued products	-	(43.8)	-	(43.8)
Total benefits and expenses	8,155.4	7,092.2	16,101.2	14,170.4
Income before income taxes	515.4	735.9	1,184.3	1,396.4
Income taxes (benefits):
Current	167.7	247.3	376.0	487.9
Deferred	1.1	8.1	23.9	(3.6)
Total income taxes	168.8	255.4	399.9	484.3
Net income	$346.6	$480.5	$784.4	$912.1
Earnings per common share:
Basic	$.78	$1.00	$1.75	$1.87

Diluted	$.77	$.97	$1.72	$1.82
(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $22.3 million and $37.1 million (net of pharmaceutical and processing costs of $408.9 million and $806.8 million) for the three and six months ended June 30, 2009, respectively, and $16.3 million and $29.9 million (net of pharmaceutical and processing costs of $398.8 million and $777.4 million) for the three and six months ended June 30, 2008, respectively.

(2)
Health care costs have been reduced by Insured member co-payment revenue related to our mail order and specialty pharmacy operations of $30.0 million and $60.0 million for the three and six months ended June 30, 2009, respectively, and $28.3 million and $56.4 million for the three and six months ended June 30, 2008, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At June 30,	At December 31,
(Millions)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,207.5	$1,179.5
Investments	2,198.6	706.0
Premiums receivable, net	820.9	616.4
Other receivables, net	704.5	554.3
Accrued investment income	196.7	193.6
Collateral received under securities loan agreements	582.3	749.6
Income taxes receivable	193.3	164.9
Deferred income taxes	438.4	301.5
Other current assets	575.5	452.6
Total current assets	6,917.7	4,918.4
Long-term investments	15,617.2	16,163.4
Reinsurance recoverables	995.8	1,010.3
Goodwill	5,089.4	5,085.6
Other acquired intangible assets, net	618.4	667.4
Property and equipment, net	509.5	467.5
Deferred income taxes	405.6	778.7
Other long-term assets	795.7	841.3
Separate Accounts assets	5,813.3	5,919.9
Total assets	$36,762.6	$35,852.5
Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,765.2	$2,393.2
Future policy benefits	736.2	759.7
Unpaid claims	561.3	559.8
Unearned premiums	301.4	238.6
Policyholders' funds	803.4	754.4
Collateral payable under securities loan agreements	582.3	749.6
Short-term debt	194.7	215.7
Accrued expenses and other current liabilities	1,989.7	1,883.8
Total current liabilities	7,934.2	7,554.8
Future policy benefits	6,649.1	6,765.4
Unpaid claims	1,312.0	1,271.2
Policyholders' funds	1,183.5	1,171.7
Long-term debt	3,638.9	3,638.3
Other long-term liabilities	1,354.4	1,344.8
Separate Accounts liabilities	5,813.3	5,919.9
Total liabilities	27,885.4	27,666.1
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock ($.01 par value; 2.7 billion shares authorized; 436.5 million and 456.3 million
shares issued and outstanding in 2009 and 2008, respectively) and additional paid-in capital	420.8	351.2
Retained earnings	10,006.8	9,716.5
Accumulated other comprehensive loss	(1,550.4)	(1,881.3)
Total shareholders' equity	8,877.2	8,186.4
Total liabilities and shareholders' equity	$36,762.6	$35,852.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders’	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Six Months Ended June 30, 2009
Balance at January 1, 2009	456.3	$351.2	$9,716.5	$(1,881.3)	$8,186.4
Cumulative effect of adopting new accounting
standard at April 1, 2009 (Note 2)	-	-	53.7	(53.7)	-
Comprehensive income:
Net income	-	-	784.4	-	784.4	$784.4
Other comprehensive income (Note 6):
Net unrealized gains on securities	-	-	-	290.7	290.7
Net foreign currency and derivative gains	-	-	-	24.5	24.5
Pension and OPEB plans	-	-	-	69.4	69.4
Other comprehensive income (Note 6):	-	-	-	384.6	384.6	384.6
Total comprehensive income						$1,169.0
Common shares issued for benefit plans,
including tax benefits	1.5	69.8	-	-	69.8
Repurchases of common shares	(21.3)	(.2)	(547.8)	-	(548.0)
Balance at June 30, 2009	436.5	$420.8	$10,006.8	$(1,550.4)	$8,877.2
Six Months Ended June 30, 2008
Balance at January 1, 2008	496.3	$188.8	$10,138.0	$(288.4)	$10,038.4
Comprehensive income:
Net income	-	-	912.1	-	912.1	$912.1
Other comprehensive loss (Note 6):
Net unrealized losses on securities	-	-	-	(144.7)	(144.7)
Net foreign currency and derivative losses	-	-	-	(.5)	(.5)
Pension and OPEB plans	-	-	-	1.0	1.0
Other comprehensive loss	-	-	-	(144.2)	(144.2)	(144.2)
Total comprehensive income						$767.9
Common shares issued for benefit plans,
including tax benefits	1.8	99.6	-	-	99.6
Repurchases of common shares	(26.5)	(.3)	(1,199.7)	-	(1,200.0)
Balance at June 30, 2008	471.6	$288.1	$9,850.4	$(432.6)	$9,705.9

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2009	2008
Cash flows from operating activities:
Net income	$784.4	$912.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(8.4)	80.6
Depreciation and amortization	200.9	185.9
Equity in earnings of affiliates, net	10.8	34.1
Stock-based compensation expense	55.7	55.5
(Accretion) amortization of net investment (discount) premium	(35.5)	.2
Changes in assets and liabilities:
Accrued investment income	(3.1)	(6.3)
Premiums due and other receivables	(294.0)	(272.7)
Income taxes	(2.4)	(26.9)
Other assets and other liabilities	(67.8)	(78.5)
Health care and insurance liabilities	287.5	201.0
Other, net	(1.4)	(.9)
Net cash provided by operating activities	926.7	1,084.1
Cash flows from investing activities:
Proceeds from sales and maturities of investments	4,961.8	6,326.4
Cost of investments	(5,170.3)	(7,025.9)
Increase in property, equipment and software	(168.3)	(192.9)
Cash used for acquisition, net of cash acquired	(6.1)	-
Net cash used for investing activities	(382.9)	(892.4)
Cash flows from financing activities:
Net (repayment) issuance of short-term debt	(20.1)	505.8
Deposits and interest credited for investment contracts	3.4	4.1
Withdrawals of investment contracts	(7.1)	(5.9)
Common shares issued under benefit plans	3.3	17.9
Stock-based compensation tax benefits	4.7	20.4
Common shares repurchased	(533.0)	(1,157.2)
Collateral on interest rate swaps	33.0	-
Net cash used for financing activities	(515.8)	(614.9)
Net increase (decrease) in cash and cash equivalents	28.0	(423.2)
Cash and cash equivalents, beginning of period	1,179.5	1,254.0
Cash and cash equivalents, end of period	$1,207.5	$830.8
Supplemental cash flow information:
Interest paid	$123.2	$112.7
Income taxes paid	397.9	491.0

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis which consist primarily of short-term and long-term disability insurance, (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 14 beginning on page 22 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2008 Annual Report on Form 10-K (our “2008 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2008 Annual Report, unless the information contained in those disclosures materially changed. Subsequent events, if any, are evaluated through the date the financial statements are issued.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Noncontrolling Interests
In December 2007, the Financial Accounting Standards Board (the “FASB”) released Financial Accounting Standards (“FAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  FAS 160 amends previous guidance and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (often otherwise referred to as minority interests) and for deconsolidation of the subsidiary.  FAS 160 was effective on January 1, 2009.  We do not have material noncontrolling interests, and therefore, the adoption of FAS 160 did not impact our financial position or results of operations.  Refer to Note 5 beginning on page 7 for additional information.

Recognition and Presentation of Other-Than-Temporary Impairments
Effective April 1, 2009, we adopted the provisions of FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”).  FSP FAS 115-2 amends the accounting for other-than-temporary impairments (“OTTI”) by establishing new criteria for the recognition of OTTI on debt securities and also requiring additional financial statement disclosure.  The new criteria require OTTI to be recognized if either a credit-related loss is deemed to have occurred or we have the intention to sell a security that is in an unrealized loss position.  Refer to Notes 5 and 6 beginning on pages 7 and 12, respectively.

Upon the adoption of FSP FAS 115-2, we evaluated securities held at April 1, 2009 for which a previous OTTI was recognized, and identified those securities that we do not currently intend to sell.  As a result of this analysis, we recorded a $54 million ($83 million pretax) cumulative effect adjustment to increase retained earnings and accumulated other comprehensive loss as of April 1, 2009.

Fair Value Measurements – Assessing Fair Value in Market Conditions That Are Not Orderly
In April 2009, the FASB released FSP No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides guidance as to how to determine the fair value of assets and liabilities in distressed economic conditions.  It also amends the disclosure requirements of FAS 157 “Fair Value Measurements” to require greater disaggregation of debt and equity securities.  FSP FAS 157-4 was effective on June 30, 2009.  The adoption of this FSP did not impact our financial position or results of operations.

Future Application of Accounting Standards
Codification
In June 2009, the FASB released FAS No. 168,“The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168”).   Beginning in September 2009, all existing accounting standard documents will be superseded, and FASB Accounting Standards CodificationTM will be the single source of authoritative GAAP.   We have assessed this standard and determined that this guidance will not result in any material change in our significant accounting policies.

Variable Interest Entities
In June 2009, the FASB released FAS No. 167, “Amendments to FASB Interpretation FIN 46R”  (“FAS 167”).  FAS 167 removes the quantitative-based risks-and-rewards calculation previously used to assess whether a company must consolidate a variable interest entity (“VIE”) and, instead, requires a variable interest holder to qualitatively assess whether it has a controlling financial interest in the VIE.  This standard is effective on January 1, 2010.  We are currently assessing the impact of FAS 167 to our financial position and results of operations.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (i.e., the numerator) by the weighted average number of common shares outstanding (i.e., the denominator) during the quarter.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of stock options, stock appreciation rights and other dilutive financial instruments, but only in the quarters in which such effect is dilutive.

The computations of basic and diluted EPS for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2009	2008	2009	2008
Net Income	$346.6	$480.5	$784.4	$912.1
Weighted average shares used to compute basic EPS	442.8	480.6	447.7	487.4
Dilutive effect of outstanding stock-based compensation awards (1)	7.9	15.2	8.4	15.0
Weighted average shares used to compute diluted EPS	450.7	495.8	456.1	502.4
Basic EPS	$.78	$1.00	$1.75	$1.87
Diluted EPS	$.77	$.97	$1.72	$1.82
(1)
Approximately 19.4 million stock appreciation rights (“SARs”) (with exercise prices ranging from $25.94 to $59.76) and 6.2 million stock options (with exercise prices ranging from $33.38 to $42.35) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2009 and approximately 10.4 million and 5.4 million SARs (with exercise prices ranging from $43.45 to $59.76 for each period) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2008, respectively, as their exercise prices were greater than the average market price of Aetna common shares during such periods.

4.	Operating Expenses

For the three and six months ended June 30, 2009 and 2008, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Selling expenses	$303.8	$275.6	$626.3	$579.4
General and administrative expenses:
Salaries and related benefits	703.3	631.6	1,453.5	1,274.5
Other general and administrative expenses (1)	456.9	490.8	936.5	945.0
Total general and administrative expenses	1,160.2	1,122.4	2,390.0	2,219.5
Total operating expenses	$1,464.0	$1,398.0	$3,016.3	$2,798.9
(1) Other general and administrative expenses for the three and six months ended June 30, 2009 include $38.2 million of insurance proceeds related to certain litigation we settled in 2003.

5.	Investments

Total investments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009			December 31, 2008
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,090.7	$12,884.8	$14,975.5	$633.8	$13,359.5	$13,993.3
Mortgage loans	100.5	1,533.8	1,634.3	70.4	1,609.5	1,679.9
Other investments	7.4	1,198.6	1,206.0	1.8	1,194.4	1,196.2
Total investments	$2,198.6	$15,617.2	$17,815.8	$706.0	$16,163.4	$16,869.4

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(Millions)	Cost	Gains	Losses		Value
June 30, 2009
Debt securities:
U.S. government securities	$1,039.8	$55.6	$1.1		$1,094.3
States, municipalities and political subdivisions	1,925.3	44.5	47.2		1,922.6
U.S. corporate securities	6,672.8	303.3	257.2		6,718.9
Foreign securities	2,303.0	129.7	67.3		2,365.4
Residential mortgage-backed securities	1,132.2	45.0	.7	(1)	1,176.5
Commercial mortgage-backed securities	1,106.0	17.5	195.3	(1)	928.2
Other asset-backed securities	433.6	14.2	13.2	(1)	434.6
Redeemable preferred securities	370.7	16.9	83.3		304.3
Total debt securities	14,983.4	626.7	665.3		14,944.8
Equity securities	38.7	.5	8.5		30.7
Total debt and equity securities (2)	$15,022.1	$627.2	$673.8		$14,975.5

December 31, 2008
Debt securities:
U.S. government securities	$890.7	$115.3	$.4		$1,005.6
States, municipalities and political subdivisions	1,942.8	23.3	72.5		1,893.6
U.S. corporate securities	6,343.8	228.2	416.5		6,155.5
Foreign securities	2,134.0	103.0	124.9		2,112.1
Residential mortgage-backed securities	1,210.2	39.3	.4		1,249.1
Commercial mortgage-backed securities	1,086.4	15.3	239.3		862.4
Other asset-backed securities	441.3	1.5	59.3		383.5
Redeemable preferred securities	400.4	6.6	107.0		300.0
Total debt securities	14,449.6	532.5	1,020.3		13,961.8
Equity securities	43.4	.2	12.1		31.5
Total debt and equity securities (3)	$14,493.0	$532.7	$1,032.4		$13,993.3
(1)
When we record a credit-related OTTI on a security, we recognize a loss in earnings equal to the difference between the security’s amortized cost and the present value of its cash flows.  If we do not intend to sell the security, the difference between the fair value and the present value of cash flows of the security is considered the non-credit-related impairment, which is reflected in other comprehensive losses rather than earnings.  At June 30, 2009, we held securities for which we recognized a credit-related impairment in the past.  Effective April 1, 2009 and for periods through June 30, 2009, we recognized $38.1 million of non-credit-related impairments in other comprehensive losses (as of June 30, 2009, these securities had a net unrealized capital loss of $12.9 million).

(2)
Includes investments with a fair value of $3.8 billion, gross unrealized gains of $190.8 million and gross unrealized losses of $234.9 million that support our experience-rated and discontinued products at June 30, 2009.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

(3)
Includes investments with a fair value of $3.7 billion, gross unrealized gains of $211.3 million and gross unrealized losses of $334.7 million that support our experience-rated and discontinued products at December 31, 2008.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The fair value of debt securities at June 30, 2009 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

Fair
(Millions)	Value
Due to mature:
One year or less	$698.4
After one year, through five years	3,065.5
After five years, through ten years	4,078.2
After ten years	4,563.4
Residential mortgage-backed securities	1,176.5
Commercial mortgage-backed securities	928.2
Other asset-backed securities	434.6
Total	$14,944.8

The maturity dates for debt securities in an unrealized loss position at June 30, 2009 were as follows:

	Supporting discontinued		Supporting remaining
	and experience-rated products		products		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
Due to mature:
Less than one year	$12.5	$.1	$158.0	$2.6	$170.5	$2.7
One year through five years	162.0	8.6	752.9	56.4	914.9	65.0
After five years through ten years	367.3	35.6	1,023.3	68.9	1,390.6	104.5
Greater than ten years	731.4	131.2	1,342.6	152.7	2,074.0	283.9
Residential mortgage-backed securities	-	-	49.2	.7	49.2	.7
Commercial mortgage-backed securities	175.8	49.0	459.3	146.3	635.1	195.3
Other asset-backed securities	21.3	2.0	78.9	11.2	100.2	13.2
Total	$1,470.3	$226.5	$3,864.2	$438.8	$5,334.5	$665.3

Unrealized Capital Losses and Net Realized Capital Gains (Losses)
When a debt or equity security is in an unrealized capital loss position, we monitor the duration and severity of the loss to determine if sufficient market recovery can occur within a reasonable period of time.  Effective April 1, 2009, we recognize an OTTI when we intend to sell a security that is in an unrealized loss position or if we determine a credit-related loss has occurred.  Prior to April 1, 2009, we would recognize an OTTI if we did not have the intention and ability to hold the security until it recovered its value.

Summarized below are the debt and equity securities we held at June 30, 2009, and December 31, 2008, that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
Debt securities:
U.S. government securities	$199.4	$.7	$23.1	$.4	$222.5	$1.1
States, municipalities and political subdivisions	423.6	19.4	352.5	27.8	776.1	47.2
U.S. corporate securities	684.2	42.6	1,899.7	214.6	2,583.9	257.2
Foreign securities	371.9	17.8	349.0	49.5	720.9	67.3
Residential mortgage-backed securities	39.1	.3	10.1	.4	49.2	.7
Commercial mortgage-backed securities	98.6	33.5	536.5	161.8	635.1	195.3
Other asset-backed securities	57.8	9.6	42.4	3.6	100.2	13.2
Redeemable preferred securities	85.7	16.2	160.9	67.1	246.6	83.3
Total debt securities	1,960.3	140.1	3,374.2	525.2	5,334.5	665.3
Equity securities	15.6	3.8	13.8	4.7	29.4	8.5
Total debt and equity securities	$1,975.9	$143.9	$3,388.0	$529.9	$5,363.9	$673.8

December 31, 2008
Debt securities:
U.S. government securities	$4.0	$-	$24.4	$.4	$28.4	$.4
States, municipalities and political subdivisions	786.9	42.9	175.6	29.6	962.5	72.5
U.S. corporate securities	2,010.4	167.9	1,238.6	248.6	3,249.0	416.5
Foreign securities	777.7	73.5	178.6	51.4	956.3	124.9
Residential mortgage-backed securities	9.0	-	24.3	.4	33.3	.4
Commercial mortgage-backed securities	336.3	59.9	403.6	179.4	739.9	239.3
Other asset-backed securities	271.3	34.8	76.2	24.5	347.5	59.3
Redeemable preferred securities	125.3	32.5	139.7	74.5	265.0	107.0
Total debt securities	4,320.9	411.5	2,261.0	608.8	6,581.9	1,020.3
Equity securities	24.5	9.5	.8	2.6	25.3	12.1
Total debt and equity securities	$4,345.4	$421.0	$2,261.8	$611.4	$6,607.2	$1,032.4
(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 14 beginning on page 22 for additional information on our accounting for discontinued products).  At June 30, 2009 and December 31, 2008, debt and equity securities in an unrealized loss position of $234.9 million and $334.7 million, respectively, and with related fair value of $1.5 billion and $1.8 billion, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by external rating agencies and our internal credit analysts and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  Unrealized losses at June 30, 2009 and December 31, 2008 were generally caused by the widening of credit spreads on these particular securities relative to the interest rates on U.S. Treasury securities.  As of June 30, 2009, we did not have an intention to sell the securities that were in an unrealized loss position.

Net realized capital gains (losses) for the three months and six months ended June 30, 2009 and 2008, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Other-than-temporary impairment losses on securities	$(18.5)	$(49.5)	$(61.4)	$(131.5)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	2.9	-	2.9	-
Net other-than-temporary impairment losses on securities recognized in earnings	(15.6)	(49.5)	(58.5)	(131.5)
Net realized capital gains, excluding other than temporary impairment losses on securities	28.8	27.4	66.9	50.9
Net realized capital gains (losses)	$13.2	$(22.1)	$8.4	$(80.6)

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for three and six months ended 2009 and 2008 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Proceeds on sales	$91.5	$89.0	$151.3	$233.4
Gross realized capital gains	35.3	25.1	89.9	52.8
Gross realized capital losses	(16.7)	(5.9)	(35.6)	(13.9)

Variable Interest Entities
We do not have any material relationships with VIEs which require consolidation, but we do have relationships with certain real estate and hedge fund partnerships that are considered VIEs.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at June 30, 2009 and December 31, 2008 of approximately $131 million and $103 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not believe is significant.  We do not have a future obligation to fund losses or to fund debt on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $4.7 billion and $4.4 billion at June 30, 2009 and December 31, 2008, respectively.  The hedge fund partnerships had total assets of approximately $5.5 billion and $7.2 billion at June 30, 2009 and December 31, 2008, respectively.

Noncontrolling Interests
Certain of our investment holdings are partially-owned by third parties.  At June 30, 2009 and December 31, 2008, $70 million and $86 million, respectively, of our investment holdings were owned by third parties.  The noncontrolling entities’ share of these investments were included in accrued expenses and other current liabilities.  Net investment gain (loss) related to these interests was $1 million for each of the three and six months ended June 30, 2009 and $.3 million and $(1) million for the three and six months ended June 30, 2008, respectively.  These noncontrolling interests did not have a material impact on our financial position or results of operations.

Credit Default Swaps
We sell credit protection via credit default swap contracts to improve the return and diversification profile of our investment portfolio.  Our contracts are limited to credit exposure on individual entities or investment-grade indices and have terms no longer than five years.  We would have to pay under these contracts based on certain defined triggering events such as bankruptcy and failure to pay interest or principal on the underlying obligation.  The fair value and maximum amount of future payments for these credit default swaps at June 30, 2009 were $(.4) million and $10 million, respectively, and at December 31, 2008 were $(1) million and $46 million, respectively.  At June 30, 2009, we were not required to make any payments to our counterparties for risks covered by these credit default swaps.

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Debt securities	$226.8	$222.3	$450.4	$431.8
Mortgage loans	29.1	28.8	58.3	56.5
Other	9.9	16.5	13.4	31.0
Gross investment income	265.8	267.6	522.1	519.3
Less: investment expenses	(7.0)	(8.9)	(14.1)	(17.4)
Net investment income (1)	$258.8	$258.7	$508.0	$501.9
(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 14 beginning on page 22 for additional information on our accounting for discontinued products). Net investment income includes $88.2 million and $168.7 million for the three and six months ended June 30, 2009, respectively, and $90.7 million and $177.1 million for the three and six months ended June 30, 2008, respectively, related to investments supporting our experience-rated and discontinued products.

6.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income (excluding amounts related to experience-rated contract holders and discontinued products) for the six months ended June 30, 2009:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans
	Securities		Foreign Currency and Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost
(Millions)	Previously Impaired (1)	All Other				Total Accumulated Other Comprehensive Loss
Six Months Ended June 30, 2009
Balance at January 1, 2009	$-	$(229.3)	$(8.7)	$(1,686.6)	$43.3	$(1,881.3)
Cumulative effect of adopting a new accounting standard at April 1, 2009 ($83.0 pretax) (2)	(5.3)	(48.4)	-	-	-	(53.7)
Unrealized net gains (losses) arising during the period ($486.4 pretax)	75.9	231.1	9.2	-	-	316.2
Reclassification to earnings ($100.8 pretax)	4.3	(20.6)	15.3	71.4	(2.0)	68.4
Other comprehensive income (loss) during the period	74.9	162.1	24.5	71.4	(2.0)	330.9
Balance at June 30, 2009	$74.9	$(67.2)	$15.8	$(1,615.2)	$41.3	$(1,550.4)
(1)	Represents the non-credit-related component of OTTI on debt securities that we do not intend to sell as well as subsequent changes in fair value related to previously impaired debt securities.
(2)	Effective June 30, 2009, we adopted FSP FAS 115-2. Refer to Note 2 beginning on page 5 for additional information on the cumulative effect adjustment required at April 1, 2009.

Shareholders’ equity included the following activity in accumulated other comprehensive (loss) income (excluding amounts related to experience-rated contract holders and discontinued products) for the six months ended June 30, 2008:

	Net Unrealized Gains (Losses)		Pension and OPEB Plans
(Millions)	Securities	Foreign Currency and Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Six Months Ended June 30, 2008
Balance at January 1, 2008	$53.3	$7.0	$(395.8)	$47.1	$(288.4)
Unrealized net (losses) gains arising during the period ($(309.2) pretax)	(205.0)	4.0	-	-	(201.0)
Reclassification to earnings ($87.4 pretax)	60.3	(4.5)	2.8	(1.8)	56.8
Other comprehensive (loss) income during the period	(144.7)	(.5)	2.8	(1.8)	(144.2)
Balance at June 30, 2008	$(91.4)	$6.5	$(393.0)	$45.3	$(432.6)

7.	Defined Benefit Retirement Plans

Components of the net periodic benefit cost (income) of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and six months ended June 30, 2009 and 2008 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$12.0	$10.8	$24.0	$21.6	$.1	$.1	$.2	$.2
Interest cost	79.1	78.0	158.2	156.0	5.4	5.0	10.8	10.0
Expected return on plan assets	(79.7)	(121.1)	(159.4)	(242.2)	(1.0)	(1.0)	(2.0)	(2.0)
Amortization of prior service cost	(.5)	(.5)	(1.0)	(1.0)	(.9)	(.9)	(1.8)	(1.8)
Recognized net actuarial loss	54.1	1.6	108.2	3.2	.8	.6	1.6	1.2
Net periodic benefit cost (income)	$65.0	$(31.2)	$130.0	$(62.4)	$4.4	$3.8	$8.8	$7.6

The increase in pension benefit cost is primarily attributable to the approximately $1.9 billion decline in the plan assets’ fair value during 2008.  This decline was due to the deteriorating economic conditions experienced during 2008.

8.	Debt

The carrying value of our long-term debt at June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
(Millions)	2009	2008
Senior Notes, 5.75%, due 2011	$449.8	$449.8
Senior Notes, 7.875%, due 2011	449.4	449.2
Senior Notes, 6.0%, due 2016	746.9	746.7
Senior Notes, 6.5%, due 2018	498.7	498.6
Senior Notes, 6.625%, due 2036	798.6	798.6
Senior Notes, 6.75%, due 2037	695.5	695.4
Total long-term debt	$3,638.9	$3,638.3

At June 30, 2009 and December 31, 2008, we had approximately $195 million and $216 million, respectively, of commercial paper outstanding with a weighted average interest rate of .72% and 5.36%, respectively.

At June 30, 2009 we had an unsecured $1.5 billion revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013.  The Facility provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .045% to .175% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was ..06% at June 30, 2009.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2007 at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30, 2009. There were no amounts outstanding under the Facility at June 30, 2009.

During the six months ended June 30, 2009, we entered into four interest rate swaps with a notional value of $100 million each.  We entered into these swaps to hedge interest rate exposure in anticipation of future issuance of long-term debt.  At June 30, 2009, the interest rate swaps had an aggregate fair value of $34.6 million and we recorded a $34.6 million gain in other comprehensive income for the six months ended June 30, 2009.

9.	Capital Stock

On June 27, 2008 and February 27, 2009, our Board of Directors (the “Board”) authorized two share repurchase programs each for the repurchase of up to $750 million of our common stock.  During the six months ended June 30, 2009, we repurchased approximately 21 million shares of common stock at a cost of approximately $548 million (approximately $15 million of these repurchases were settled in early July).  At June 30, 2009, we had remaining authorization to repurchase an aggregate of up to approximately $816 million of common stock under the Board authorizations.

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

10.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at June 30, 2009, the amount of dividends that may be paid to Aetna through the end of 2009 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.3 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $6.1 billion and $5.7 billion at June 30, 2009 and December 31, 2008, respectively.

11.	Financial Instruments

The preparation of our consolidated financial statements in accordance with GAAP requires certain of our assets and liabilities to be reflected at their fair value, and others on other bases, such as an adjusted historical cost basis.  In this note, we provide details on the fair values of financial assets and liabilities and how we determine those fair values.  We present this information for those instruments that are reported at fair value for which the change in fair value impacts net income or other comprehensive income separately from other financial assets and liabilities.

Financial Instruments Measured at Fair Value in our Balance Sheets
Certain of the financial instruments we own are measured at fair value in our balance sheets.  The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by FAS 157.  The following are the levels of the hierarchy and a brief description of the type of valuation information that qualifies a financial asset or liability for each level:

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

When quoted prices in active markets for identical assets and liabilities are available, we use these quoted market prices to determine the fair value of financial assets and liabilities and classify these assets and liabilities as Level 1.  In other cases where a quoted market price for identical assets and liabilities in an active market is either not available or not observable, we estimate fair values using valuation methodologies based on available and observable market information or by using a matrix pricing model.  These financial assets and liabilities would then be classified as Level 2.  If quoted market prices are not available, we determine fair value using broker quotes or an internal analysis of each investment’s financial performance and cash flow projections.  In these instances, financial assets and liabilities will be classified based upon the lowest level of input that is significant to the valuation.  Thus, financial assets and liabilities may be classified in Level 3 even though there may be some significant inputs that may be observable.

The following is a description of the valuation methodologies used for our financial assets and liabilities that are measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Debt Securities - Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. government securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which uses quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2009 and December 31, 2008.

We also value a certain amount of debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced by internal staff.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2009 and December 31, 2008.  The total fair value of our broker quoted securities was approximately $388 million at June 30, 2009 and $353 million at December 31, 2008.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our residential and commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, internal staff determine the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax exempt municipal securities.

Equity Securities - We currently have two classifications of equity securities:  those that are publicly traded and those that are privately held.  Our publicly-traded securities are classified as Level 1 because quoted prices are available for these securities in an active market.  For privately-held equity securities, there is no active market; therefore, we classify these securities as Level 3 because we must price these securities through an internal analysis of each investment’s financial statements and cash flow projections.

Derivatives - Our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.

Our financial assets and liabilities with changes in fair value that are measured on a recurring basis in our balance sheets at June 30, 2009 and December 31, 2008 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2009
Debt securities:
U.S. government securities	$788.9	$305.4	$-	$1,094.3
States, municipalities and political subdivisions	-	1,903.9	18.7	1,922.6
U.S. corporate securities	-	6,567.6	151.3	6,718.9
Foreign securities	-	2,153.4	212.0	2,365.4
Residential mortgage-backed securities	-	1,176.5	-	1,176.5
Commercial mortgage-backed securities	-	876.9	51.3	928.2
Other asset-backed securities	-	415.4	19.2	434.6
Redeemable preferred securities	-	280.3	24.0	304.3
Total debt securities	788.9	13,679.4	476.5	14,944.8
Equity securities	2.8	-	27.9	30.7
Derivatives	-	41.9	-	41.9
Total investments	$791.7	$13,721.3	$504.4	$15,017.4
Liabilities:
Derivatives	$-	$1.3	$-	$1.3

December 31, 2008
Assets:
Total debt securities	$669.9	$12,836.2	$455.7	$13,961.8
Equity securities	2.2	-	29.3	31.5
Derivatives	-	1.8	-	1.8
Total investments	$672.1	$12,838.0	$485.0	$13,995.1
Liabilities:
Derivatives	$-	$4.0	$-	$4.0

The changes in the balances of Level 3 financial assets for the three and six months ended June 30, 2009 were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2009				June 30, 2009
(Millions)	U.S. Corporate Securities	Foreign Securities	Other	Total	U.S. Corporate Securities	Foreign Securities	Other	Total
Beginning balance	$130.0	$186.0	$134.8	$450.8	$157.8	$180.4	$146.8	$485.0
Net realized and unrealized gains (losses):
Included in earnings	2.9	7.4	8.8	19.1	3.3	6.8	6.8	16.9
Included in other comprehensive income	(2.7)	8.6	(.3)	5.6	(2.5)	14.7	(2.0)	10.2
Other (1)	5.0	(2.3)	6.6	9.3	4.8	(2.5)	3.7	6.0
Purchases, issuances and settlements	14.1	16.4	(17.9)	12.6	(.5)	12.6	(24.5)	(12.4)
Transfers in and/or out of Level 3 (2)	2.0	(4.1)	9.1	7.0	(11.6)	-	10.3	(1.3)
Ending Balance	$151.3	$212.0	$141.1	$504.4	$151.3	$212.0	$141.1	$504.4
The amount of total gains and losses included in net realized capital losses attributable to the change in unrealized gains or losses related to Level 3 assets still held	$-	$(.1)	$(.2)	$(.3)	$-	$(.7)	$(.2)	$(.9)
(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not affect our results of operations.
(2)
For financial assets that are transferred into Level 3, we use the fair value of the assets at the end of the reporting period in this table.  For financial assets that are transferred out of Level 3, we use the fair value of the assets at the beginning of the reporting period in this table.

The changes in the balances of Level 3 financial assets for the three and six months ended June 30, 2008 were as follows:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
(Millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Beginning balance	$647.9	$33.1	$681.0	$642.5	$38.9	$681.4
Net realized and unrealized (losses) gains:
Included in earnings	(4.6)	-	(4.6)	(11.0)	-	(11.0)
Included in other comprehensive income	(1.7)	-	(1.7)	(4.7)	-	(4.7)
Other (1)	(3.4)	(.2)	(3.6)	(13.5)	10.1	(3.4)
Purchases, issuances and settlements	(21.8)	-	(21.8)	(28.2)	(22.4)	(50.6)
Transfers in and/or out of Level 3 (2)	(6.8)	9.4	2.6	24.5	15.7	40.2
Ending Balance	$609.6	$42.3	$651.9	$609.6	$42.3	$651.9
The amount of total gains and losses included in net realized capital losses attributable to the change in unrealized gains or losses related to Level 3 assets still held	$(4.8)	$-	$(4.8)	$(11.7)	$-	$(11.7)
(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not affect our results of operations.
(2)
For financial assets that are transferred into Level 3, we use the fair value of the assets at the end of the reporting period in this table.  For financial assets that are transferred out of Level 3, we use the fair value of the assets at the beginning of the reporting period in this table.

Financial Instruments Not Measured at Fair Value in our Balance Sheets
The following is a description of the valuation methodologies used for estimating the fair value of our financial assets and liabilities that are measured at carrying value.

Mortgage loans - Fair values are estimated by discounting expected mortgage loan cash flows at market rates that reflect the rates at which similar loans would be made to similar borrowers.  These rates reflect management’s assessment of the credit quality and the remaining duration of the loans.  Our fair value estimates of mortgage loans of lower credit quality, including problem and restructured loans, are based on the estimated fair value of the underlying collateral.

Investment contract liabilities:
•	With a fixed maturity: Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, us for similar contracts.

•
Without a fixed maturity:  Fair value is estimated as the amount payable to the contract holder upon demand.  However, we have the right under such contracts to delay payment of withdrawals that may ultimately result in paying an amount different than that determined to be payable on demand.

Long-term debt: Fair values are based on quoted market prices for the same or similar issued debt or, if no quoted market prices are available, on the current rates estimated to be available to us for debt of similar terms and remaining maturities.

The carrying value and estimated fair value of certain of our financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Assets:
Mortgage loans	$1,634.3	$1,517.3	$1,679.9	$1,622.9
Liabilities:
Investment contract liabilities:
With a fixed maturity	33.7	34.3	39.1	38.0
Without a fixed maturity	521.8	452.7	525.6	428.8
Long-term debt	3,638.9	3,555.6	3,638.3	3,372.2

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

Separate Account assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 15.  Separate Account assets also include investments in real estate that are carried at fair value.  The following is a description of the valuation methodology used to price these real estate investments, including the general classification pursuant to the valuation hierarchy.

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

Separate Account financial assets with changes in fair value measured on a recurring basis at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009				December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Debt Securities	$782.6	$2,635.3	$172.3	$3,590.2	$631.5	$2,412.1	$365.1	$3,408.7
Equity Securities	1,549.9	.8	-	1,550.7	1,629.2	2.1	-	1,631.3
Derivatives	-	.1	-	.1	-	(.1)	-	(.1)
Real Estate	-	-	71.3	71.3	-	-	86.7	86.7
Total (1)	$2,332.5	$2,636.2	$243.6	$5,212.3	$2,260.7	$2,414.1	$451.8	$5,126.6
(1)	Excludes $601.0 million and $793.3 million of cash and cash equivalents and other receivables at June 30, 2009 and December 31, 2008, respectively.

The changes in the balances of Level 3 Separate Account financial assets for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended
	June 30, 2009			June 30, 2008
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$325.4	$79.8	$405.2	$277.7	$914.1	$1,191.8
Total losses accrued to contract holders	(29.9)	(8.5)	(38.4)	(5.5)	(22.6)	(28.1)
Purchases, issuances and settlements	(141.9)	-	(141.9)	11.5	(54.0)	(42.5)
Transfers in and/or (out) of Level 3 (1)	18.7	-	18.7	(16.1)	-	(16.1)
Ending Balance	$172.3	$71.3	$243.6	$267.6	$837.5	$1,105.1

	Six Months Ended
	June 30, 2009			June 30, 2008
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$365.1	$86.7	$451.8	$291.4	$12,541.8	$12,833.2
Total losses accrued to contract holders	(106.6)	(15.2)	(121.8)	(6.3)	(3.7)	(10.0)
Purchases, issuances and settlements	(109.5)	(.2)	(109.7)	(6.4)	(46.3)	(52.7)
Transfers in and/or (out) of Level 3 (1)	23.3	-	23.3	(11.1)	-	(11.1)
Transfers of Separate Account assets to UBS (2)	-	-	-	-	(11,654.3)	(11,654.3)
Ending Balance	$172.3	$71.3	$243.6	$267.6	$837.5	$1,105.1
(1)
For financial assets that are transferred into Level 3, we use the fair value of the assets at the end of the reporting period in this table.  For financial assets that are transferred out of Level 3, we use the fair value of the assets at the beginning of the reporting period in this table.

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

The American Medical Association (the “AMA”), Kathy Tisko, Abraham I. Kozma and North Peninsula Surgical Center, L.P. (“North Peninsula”) together seek to represent nationwide classes of out-of-network providers who provided services to our members during the period from 2001 to the present.  Michele Cooper, Jeffrey M. Weintraub and John Seney together seek to represent nationwide classes of our members who received services from out-of-network providers during the period from 2001 to the present. Taken together, these lawsuits allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act and federal antitrust laws, either acting alone or in concert with our competitors.  The purported classes seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and seek to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.

The Cooper, Weintraub, Seney, AMA, Tisko and Kozma cases were commenced on July 30, 2007, April 29, 2008, January 28, 2009, February 9, 2009, April 3, 2009 and April 21, 2009, respectively.  The federal Judicial Panel on Multi-District Litigation ordered consolidation of these cases for pre-trial proceedings in federal district court in New Jersey.  The North Peninsula case was commenced in federal district court in California on June 23, 2009 and was conditionally transferred to the consolidated case in federal district court in New Jersey on July 16, 2009.

We intend to vigorously defend ourselves against the claims brought in these cases, which are in their preliminary stages.

On January 15, 2009, Aetna and the New York Attorney General announced an agreement relating to an industry-wide investigation into certain payment practices with respect to out-of-network providers. The agreement provides that Aetna will contribute $20 million towards the establishment of an independent database system to provide fee information regarding out-of-network reimbursement rates. When the new database is operational, Aetna will cease using databases owned by Ingenix and will use the new database for a period of at least five years in connection with out-of-network reimbursements in those benefit plans that employ a reasonable and customary standard for out-of-network reimbursements. In February 2009, Aetna agreed with the New York Attorney General and the Texas Attorney General to reimburse college student members for approximately $5 million of claims relating to care rendered by out-of-network providers. In March 2009, Aetna paid an administrative penalty of $2.5 million to the New Jersey Department of Banking and Insurance in connection with our out-of-network benefit payment practices.

We also have received subpoenas and/or requests for documents and other information from attorneys general and other state and/or federal regulators, legislators and agencies relating to our out-of-network benefit payment practices.

It is reasonably possible that others could initiate additional litigation or additional regulatory action against us with respect to our out-of-network benefit payment practices.

Securities Class Action Litigation
Two purported class action lawsuits were pending in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Federal Court”) against Aetna and certain of its current or former officers and/or directors. On October 24, 2007, the Southeastern Pennsylvania Transportation Authority filed suit on behalf of all purchasers of Aetna common stock between October 27, 2005 and April 27, 2006. The second lawsuit was filed on November 27, 2007, by the Plumbers and Pipefitters Local 51 Pension Fund on behalf of all purchasers of Aetna common stock between July 28, 2005 and July 27, 2006.  On June 3, 2008, plaintiffs in these two lawsuits filed a consolidated complaint in the Pennsylvania Federal Court on behalf of all purchasers of Aetna common stock between October 27, 2005 and July 27, 2006. The consolidated complaint (the “Securities Class Action Litigation”) supersedes and replaces the two previous complaints.  The plaintiffs allege that Aetna and four of its current or former officers and/or directors, John W. Rowe, M.D., Ronald A. Williams, Alan M. Bennett and Craig R. Callen (collectively, the “Defendants”), violated federal securities laws.  The plaintiffs allege misrepresentations and omissions regarding, among other things, our medical benefit ratios and health plan pricing practices, as well as insider trading by Dr. Rowe and Messrs. Bennett and Callen. The plaintiffs seek compensatory damages plus interest and attorneys’ fees, among other remedies.  On June 9, 2009, the Pennsylvania Federal Court granted Aetna’s motion to dismiss the consolidated complaint.  On July 7, 2009, the plaintiffs filed a notice of appeal of the Pennsylvania Federal Court’s order dismissing the consolidated complaint.  The Defendants intend to vigorously defend themselves against the claims brought in the Securities Class Action Litigation.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including employment litigation and claims of bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay medical and/or group insurance claims (including post-payment audit and collection practices), rescission of insurance coverage, improper disclosure of personal information, patent infringement and other intellectual property litigation and other litigation in our Health Care and Group Insurance businesses. Some of these other lawsuits are or are purported to be class actions. We intend to vigorously defend ourselves against the claims brought in these matters.

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and attorneys general, the Office of the Inspector General, and other state and federal authorities, including the investigation by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including utilization management, complaint and grievance processing, information privacy, provider network structure

(including the use of performance-based networks), delegated arrangements, limited benefit health products, pharmacy benefit management practices and claim payment practices (including payments to out-of-network providers).  As a leading national health care benefits organization, we regularly are the subject of such reviews. These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

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

Summarized financial information of our segments for the three and six months ended June 30, 2009 and 2008 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Financing	Company
Three months ended June 30, 2009
Revenue from external customers	$7,892.3	$466.3	$40.2	$-	$8,398.8
Operating earnings (loss) (1)	336.0	42.5	7.7	(77.7)	308.5
Three months ended June 30, 2008
Revenue from external customers	$7,091.3	$438.3	$61.9	$-	$7,591.5
Operating earnings (loss) (1)	430.9	38.5	9.7	(12.8)	466.3
Six months ended June 30, 2009
Revenue from external customers	$15,746.9	$929.4	$92.8	$-	$16,769.1
Operating earnings (loss) (1)	805.4	84.6	16.9	(155.8)	751.1
Six months ended June 30, 2008
Revenue from external customers	$14,141.8	$886.8	$116.9	$-	$15,145.5
Operating earnings (loss) (1)	869.5	72.7	18.0	(24.3)	935.9
(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

A reconciliation of operating earnings to net income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Operating earnings	$308.5	$466.3	$751.1	$935.9
Net realized capital gains (losses)	13.2	(14.3)	8.4	(52.3)
Litigation-related insurance proceeds (1)	24.9	-	24.9	-
Reduction of reserve for anticipated future losses on discontinued products (2)	-	28.5	-	28.5
Net income	$346.6	$480.5	$784.4	$912.1
(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we received $38.2 million ($24.9 million after tax) from one of our liability insurers related to certain litigation we settled in 2003.  We believe these litigation-related insurance proceeds neither relate to the ordinary course of our business nor reflect our underlying business performance, and therefore, we have excluded them from operating earnings in 2009.  We are continuing to litigate similar claims against certain of our other liability insurers.

(2)
We reduced the reserve for anticipated future losses on discontinued products by $28.5 million ($43.8 million pretax) in the three and six months ended June 30, 2008.  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.  Refer to Note 14 beginning on page 22 for additional information on the 2008 reduction of the reserve for anticipated future losses on discontinued products.

14.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us and we projected that they would continue to generate losses over their life (which is greater than 30 years); so we established a reserve for anticipated future losses at the time of discontinuance.  This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.  Because we projected anticipated cash shortfalls in our discontinued products, at the time of discontinuance we established a receivable from Large Case Pensions’ continuing products (which is eliminated in consolidation).

Key assumptions in setting this reserve include future investment results, payments to retirees, mortality and retirement rates and the cost of asset management and customer service.  In 1997, we began the use of a bond default assumption to reflect historical default experience.  In 1995, we modified the mortality tables used in order to reflect a more up-to-date 1994 Uninsured Pensioner’s Mortality table.  Other than these changes, since 1993 there have been no significant changes to the assumptions underlying the reserve.

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

As a result of this review, the reserve at June 30, 2009 reflects management’s best estimate of anticipated future losses.  In the three and six months ended June 30, 2008, $44 million ($29 million after tax) of the reserve was released primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2009 and 2008 was as follows (pretax):

(Millions)	2009	2008
Reserve, beginning of period	$790.4	$1,052.3
Operating losses	(22.2)	(16.6)
Cumulative effect of new accounting standard as of April 1, 2009 (1)	42.1	-
Net realized capital losses	(19.3)	(10.7)
Reserve reduction	-	(43.8)
Reserve, end of period	$791.0	$981.2
(1)
The adoption of FSP FAS 115-2 resulted in a cumulative effect adjustment at April 1, 2009.  Refer to Note 2 beginning on page 5 for additional information.  This amount is not reflected in accumulated other comprehensive loss and retained earnings in our shareholders’ equity since the results of discontinued products do not impact our results of operations.

During the six months ended at June 30, 2009, our discontinued products reflected an operating loss and net realized capital losses, both attributable to the unfavorable investment conditions that existed from the latter half of 2008 through the second quarter of 2009.  We have evaluated the operating losses and net realized capital losses in 2009 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at June 30, 2009.

Assets and liabilities supporting discontinued products at June 30, 2009 and December 31, 2008 were as follows: (1)

(Millions)	2009	2008
Assets:
Debt and equity securities available for sale	$2,396.7	$2,382.4
Mortgage loans	569.3	585.8
Other investments	619.7	666.9
Total investments	3,585.7	3,635.1
Other assets	107.3	133.4
Collateral received under securities loan agreements	80.1	150.7
Current and deferred income taxes	61.9	82.2
Receivable from continuing products (2)	449.5	436.0
Total assets	$4,284.5	$4,437.4

Liabilities:
Future policy benefits	$3,369.2	$3,446.4
Policyholders' funds	12.2	16.7
Reserve for anticipated future losses on discontinued products	791.0	790.4
Collateral payable under securities loan agreements	80.1	150.7
Other liabilities (3)	32.0	33.2
Total liabilities	$4,284.5	$4,437.4
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	The receivable from continuing products is eliminated in consolidation.
(3)	Net unrealized capital losses on debt securities available-for-sale are included in other liabilities at June 30, 2009 and December 31, 2008 and are not reflected in consolidated shareholders’ equity.

Distributions on discontinued products for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Scheduled contract maturities, settlements and benefit payments	$112.3	$117.2	$225.5	$230.3
Participant-directed withdrawals	.1	-	.1	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

15.	Pending Acquisition

On July 31, 2009, we announced an agreement to acquire Horizon Behavioral Services, LLC, a leading provider of employee assistance programs, for approximately $70 million, which we expect to finance with available resources.  We expect to close this transaction after satisfaction of customary closing conditions, including regulatory approvals.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2009, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
July 31, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 36.8 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, and medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at June 30, 2009 and December 31, 2008 and results of operations for the three and six months ended June 30, 2009 and 2008.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2008 Annual Report on Form 10-K (the “2008 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Revenue:
Health Care	$7,989.8	$7,175.5	$15,936.3	$14,291.5
Group Insurance	545.2	495.8	1,076.4	978.7
Large Case Pensions	135.8	156.8	272.8	296.6
Total revenue	8,670.8	7,828.1	17,285.5	15,566.8
Net income	346.6	480.5	784.4	912.1
Operating earnings: (1)
Health Care	336.0	430.9	805.4	869.5
Group Insurance	42.5	38.5	84.6	72.7
Large Case Pensions	7.7	9.7	16.9	18.0
Cash flows from operations			926.7	1,084.1
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this MD&A on page 26 for a discussion of non-GAAP measures.  Refer to pages 27, 30 and 31 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings for the three and six months ended June 30, 2009 were lower than the corresponding periods in 2008.  Lower Commercial underwriting margins in our Health Care segment was the primary driver of these lower operating earnings.

During the three and six months ended June 30, 2009, our Commercial health care costs experienced increased per member per month health care costs and continued prior period reserve development.  Combined, these factors resulted in higher health care costs that outpaced the increase in member premiums which resulted in a higher Commercial medical benefit ratio and a lower Commercial underwriting margin in 2009.

Additionally, operating earnings reflect higher health care revenue for the three and six months ended June 30, 2009 compared with the corresponding periods in 2008, driven by growth in membership and premium rate increases for renewing membership in 2009.  We experienced membership growth in both our administrative services contract (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Insured (where we assume all or a majority of the risk for medical and dental care costs) products.  At June 30, 2009, we served approximately 19.1 million medical members (consisting of approximately 34% Insured members and 66% ASC members), 14.6 million dental members and 11.2 million pharmacy members.

We continued to generate strong cash flows from operations in 2009, generating $1.0 billion of cash flows from operations in our Health Care and Group Insurance businesses during the six months ended June 30, 2009.  These cash flows funded ordinary course operating activities and our share repurchase program.  During the six months ended June 30, 2009, we repurchased approximately 21 million shares of our common stock at a cost of approximately $548 million.

TRICARE Managed Care Support Contract
In July 2009, we were awarded the TRICARE managed care support contract for the North Region by the U.S. Department of Defense.  Under this administrative services contract, which commences in 2010, we expect to support health care delivery to approximately 2.8 million eligible beneficiaries who are active duty service members, retirees and family members based in the 21 states of TRICARE's North Region.  The contract consists of five one year option periods, and the contract award is subject to a pending appeal.

Pending Acquisition
On July 31, 2009, we announced an agreement to acquire Horizon Behavioral Services, LLC, a leading provider of employee assistance programs, for approximately $70 million, which we expect to finance with available resources.  We expect to close this transaction after satisfaction of customary closing conditions, including regulatory approvals.

Executive Management Update
Gery J. Barry, Chief Strategy Officer, left Aetna in May 2009 to pursue other interests.  The strategic planning function now reports to Joseph M. Zubretsky, Executive Vice President and Chief Financial Officer.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with Statement of Financial Accounting Standards (“FAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and is consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements on page 21.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment.  It is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and, beginning in 2009, the financing components of our pension plan and OPEB plan expense (the service cost component of this expense is allocated to our business segments).  Prior periods have been reclassified to reflect this change.

Our discussion of the results of operations of each business segment is based on operating earnings, which exclude realized capital gains and losses as well as other items, if any, from net income reported in accordance with GAAP.  We believe excluding realized capital gains and losses from net income to arrive at operating earnings provides more useful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however, these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that do not relate to the ordinary course of our business from net income to arrive at operating earnings.  In each segment discussion below, we present a table that reconciles operating earnings to net income reported in accordance with GAAP.  Each table details the net realized capital gains and losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

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

Operating Summary for the Three and Six Months Ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Premiums:
Commercial	$5,370.0	$4,954.4	$10,692.0	$9,837.8
Medicare	1,417.9	1,194.3	2,879.0	2,421.8
Medicaid	242.6	140.2	451.7	282.8
Total premiums	7,030.5	6,288.9	14,022.7	12,542.4
Fees and other revenue	861.8	802.4	1,724.2	1,599.4
Net investment income	95.6	94.4	193.3	181.4
Net realized capital gains (losses)	1.9	(10.2)	(3.9)	(31.7)
Total revenue	7,989.8	7,175.5	15,936.3	14,291.5
Health care costs	6,102.4	5,153.3	11,906.6	10,239.5
Operating expenses:
Selling expenses	280.3	251.3	579.4	530.6
General and administrative expenses	1,027.7	1,087.8	2,129.4	2,153.9
Total operating expenses	1,308.0	1,339.1	2,708.8	2,684.5
Amortization of other acquired intangible assets	22.8	25.5	45.6	51.6
Total benefits and expenses	7,433.2	6,517.9	14,661.0	12,975.6
Income before income taxes	556.6	657.6	1,275.3	1,315.9
Income taxes	193.8	233.3	448.9	467.0
Net income	$362.8	$424.3	$826.4	$848.9

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Net income	$362.8	$424.3	$826.4	$848.9
Litigation-related insurance proceeds (1)	(24.9)	-	(24.9)	-
Net realized capital (gains) losses	(1.9)	6.6	3.9	20.6
Operating earnings	$336.0	$430.9	$805.4	$869.5
(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we received $38.2 million ($24.9 million after tax) from one of our liability insurers related to certain litigation we settled in 2003.  We believe these litigation-related insurance proceeds neither relate to the ordinary course of our business nor reflect our underlying business performance, and therefore, we have excluded them from operating earnings in 2009.  We are continuing to litigate similar claims against certain of our other liability insurers.

Operating earnings for the three and six months ended June 30, 2009, when compared to the corresponding periods in 2008, reflect a significantly lower underwriting margin, particularly for Commercial products (refer to discussion of Commercial results on page 28) partially offset by growth in premiums and fees and other revenue, higher net investment income and continued operating expense efficiencies (total operating expenses divided by total revenue).  The growth in premiums and fees and other revenue resulted from increases in membership levels as well as premium rate increases for renewing membership.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums. For the three and six months ended June 30, 2009 and 2008, our MBRs by product were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Commercial	85.9%	80.5%	83.8%	80.2%
Medicare	89.4%	86.9%	88.1%	86.4%
Medicaid	92.2%	89.8%	91.5%	91.3%
Total	86.8%	81.9%	84.9%	81.6%

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

The operating results of our Commercial products reflect significantly lower underwriting margins in the three and six months ended June 30, 2009
Commercial premiums increased approximately $416 million and $854 million for the three and six months ended June 30, 2009, respectively, when compared to the corresponding periods in 2008.  This increase primarily reflects premium rate increases on renewing business.

Our Commercial MBR was 85.9% and 83.8% for the three and six months ended June 30, 2009, respectively, and 80.5% and 80.2%, respectively, for the corresponding periods in 2008.  For the three months ended June 30, 2009, we had approximately $65 million of unfavorable development of prior period health care cost estimates.  This development was primarily driven by what we believe is unusually high paid claims activity in the second quarter primarily related to 2008.  We had no significant development of prior period health care cost estimates for the three months ended June 30, 2008.  The development in 2009 contributed to the higher Commercial MBR for the three months ended June 30, 2009 when compared to the corresponding period in 2008, but it was not the primary driver of the increase.  The Commercial MBR increases reflect a percentage increase in our per member health care costs that outpaced the percentage increase in per member premiums.  The increase in per member health care costs was driven primarily by continued higher claim intensity, particularly in emergency room, ambulatory, laboratory and preventive services, and a higher level of large claims in certain blocks of business.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2008 Annual Report for a discussion of Health Care Costs Payable.

Medicare results for the three and six months ended June 30, 2009 reflect growth from the corresponding periods in 2008
Medicare premiums increased approximately $224 million and $457 million for the three and six months ended June 30, 2009, compared to the corresponding periods in 2008. This increase primarily reflects growth in our group private-fee-for-service (“PFFS”) Medicare Advantage plans, increases in supplemental premiums across all our Medicare Advantage products, rate increases from the Centers for Medicare & Medicaid Services (“CMS”) and true-ups of premium estimates for specified risk adjustments from CMS.

Our Medicare MBRs for the three and six months ended June 30, 2009 were 89.4% and 88.1%, respectively, compared to 86.9% and 86.4% for the corresponding periods in 2008.  The Medicare MBRs for the three and six months ended June 30, 2009 were higher than the corresponding period in 2008, reflecting a percentage increase in per member health care costs that slightly outpaced the percentage increase in per member premiums.  The percentage increase in per member premiums for the three months ended June 30, 2009 reflects a revision to the risk-adjusted premium from CMS that adversely affected our Medicare MBR for this period.  The increase in per member per month health care costs was driven primarily by higher utilization of health care services.

Health Care Costs Payable
We consider the estimate of our health care costs payable to be a critical accounting estimate.  Our 2008 Annual Report contains detailed information about this accounting estimate (refer to Critical Accounting Estimates in our 2008 Annual Report for additional information).  During the three and six months ended June 30, 2009, we experienced increased health care costs, primarily in our Commercial products, as described above and have factored this experience into our current estimates of health care costs payable.  We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations as of June 30, 2009; however, our actual health care costs may differ from our estimates.

Other Sources of Revenue
Fees and other revenue increased approximately $59 million and $125 million for the three and six months ended June 30, 2009, compared to the corresponding periods in 2008, reflecting growth in ASC membership as described in the Membership table below.

Membership
Health Care’s membership at June 30, 2009 and 2008 was as follows:

	2009			2008
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,692	11,960	17,652	5,431	10,860	16,291
Medicare	423	-	423	360	13	373
Medicaid	291	686	977	178	657	835
Total Medical Membership	6,406	12,646	19,052	5,969	11,530	17,499

Consumer-Directed Health Plans (1)			1,827			1,388

Dental:
Commercial	5,262	7,509	12,771	5,007	7,539	12,546
Medicare and Medicaid	249	404	653	222	393	615
Network Access (2)	-	1,145	1,145	-	945	945
Total Dental Membership	5,511	9,058	14,569	5,229	8,877	14,106

Pharmacy:
Commercial			9,969			9,736
Medicare PDP (stand-alone)			328			368
Medicare Advantage PDP			227			189
Medicaid			27			23
Total Pharmacy Benefit Management Services			10,551			10,316
Mail Order (3)			683			652
Total Pharmacy Membership			11,234			10,968
(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.
(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(3)	Represents members who purchased medications through our mail order pharmacy operations during the second quarter of 2009 and 2008, respectively, and are included in pharmacy membership above.

Total medical, dental and pharmacy membership at June 30, 2009 increased compared to June 30, 2008.  The increase in medical membership was primarily due to growth in Commercial membership, driven by growth within existing plan sponsors and new customers, net of lapses, and Medicaid membership attributable to a new insured contract.

Total dental membership increased in 2009 primarily due to membership growth from both new and current customers.

Pharmacy membership increased in 2009 primarily due to growth in our pharmacy benefit management services and mail order operations.  Our pharmacy benefit management services growth was due primarily to an increase in Commercial pharmacy membership.  Commercial pharmacy membership increased reflecting strong cross-selling success.  Mail order operations reflected an increase in member utilization during this time period.

GROUP INSURANCE

Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis, which consist primarily of short-term and long-term disability insurance, (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

Operating Summary for the Three and Six Months Ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Premiums:
Life	$279.8	$260.0	$556.6	$529.2
Disability	140.4	132.5	280.8	264.5
Long-term care	18.3	21.9	36.5	44.0
Total premiums	438.5	414.4	873.9	837.7
Fees and other revenue	27.8	23.9	55.5	49.1
Net investment income	69.4	65.5	133.5	129.5
Net realized capital gains (losses)	9.5	(8.0)	13.5	(37.6)
Total revenue	545.2	495.8	1,076.4	978.7
Current and future benefits	381.6	356.0	757.2	731.9
Operating expenses:
Selling expenses	23.5	24.3	46.9	48.8
General and administrative expenses	71.5	67.6	139.9	131.4
Total operating expenses	95.0	91.9	186.8	180.2
Amortization of other acquired intangible assets	1.7	1.8	3.4	3.5
Total benefits and expenses	478.3	449.7	947.4	915.6
Income before income taxes	66.9	46.1	129.0	63.1
Income taxes	14.9	12.8	30.9	14.8
Net income	$52.0	$33.3	$98.1	$48.3

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Net income	$52.0	$33.3	$98.1	$48.3
Net realized capital (gains) losses	(9.5)	5.2	(13.5)	24.4
Operating earnings	$42.5	$38.5	$84.6	$72.7

Operating earnings for the three and six months ended June 30, 2009 increased compared to the corresponding periods in 2008 reflecting a higher underwriting margin (premiums less current and future benefits) in our life products, partially offset by lower underwriting margins in our disability products.

The group benefit ratio was 87.0% and 86.6% for the three and six months ended June 30, 2009, respectively, compared to 85.9% and 87.4% for the corresponding periods in 2008.  The increase in the group benefit ratio for the three months ended June 30, 2009 compared to the corresponding period in 2008 was primarily due to unfavorable disability experience, partially offset by favorable life experience.  The decrease in the group benefit ratio for the six months ended June 30, 2009 compared to the corresponding period in 2008 was primarily due to favorable life experience partially offset by unfavorable disability experience.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Premiums	$37.4	$58.9	$87.1	$110.8
Net investment income	93.8	98.8	181.2	191.0
Other revenue	2.8	3.0	5.7	6.1
Net realized capital gains (losses)	1.8	(3.9)	(1.2)	(11.3)
Total revenue	135.8	156.8	272.8	296.6
Current and future benefits	122.2	144.8	249.9	277.8
General and administrative expenses	2.3	3.8	3.2	7.8
Reduction of reserve for anticipated future losses on discontinued products	-	(43.8)	-	(43.8)
Total benefits and expenses	124.5	104.8	253.1	241.8
Income before income taxes	11.3	52.0	19.7	54.8
Income taxes	1.8	16.3	4.0	15.6
Net income	$9.5	$35.7	$15.7	$39.2

The table presented below reconciles operating earnings to net income reported in accordance with GAAP for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Net income	$9.5	$35.7	$15.7	$39.2
Reduction of reserve for anticipated future losses on discontinued products (1)	-	(28.5)	-	(28.5)
Net realized capital (gains) losses	(1.8)	2.5	1.2	7.3
Operating earnings	$7.7	$9.7	$16.9	$18.0
(1)
In 1993, we discontinued the sale of our fully-guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly.  Changes in this reserve are recognized when deemed appropriate.  In the three and six months ended June 30, 2008, we reduced the reserve for anticipated future losses on discontinued products by $28.5 million ($43.8 million pretax).  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us and we projected that they would continue to generate losses over their life (which is greater than 30 years), so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 22.  Please refer to this note for additional information.

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

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, the reserve at June 30, 2009 reflects management’s best estimate of anticipated future losses.  In the three and six months ended June 30, 2008, $44 million ($29 million after tax) of the reserve was released primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2009 and 2008 was as follows (pretax):

(Millions)	2009	2008
Reserve, beginning of period	$790.4	$1,052.3
Operating losses	(22.2)	(16.6)
Cumulative effect of new accounting standard as of April 1, 2009 (1)	42.1	-
Net realized capital losses	(19.3)	(10.7)
Reserve reduction	-	(43.8)
Reserve, end of period	$791.0	$981.2
(1)
The adoption of FSP FAS 115-2 resulted in a cumulative effect adjustment.  This adjustment represents OTTI securities held at April 1, 2009 that we do not intend to sell.  Refer to Note 2 beginning on page 5 for additional information.  This amount is not reflected in accumulated other comprehensive loss and retained earnings in our shareholders’ equity since the results of discontinued products do not impact our results of operations.

During the first half of 2009, our discontinued products reflected an operating loss and net realized capital losses, both attributable to the unfavorable investment conditions that existed from the latter half of 2008 through the second quarter of 2009.  We have evaluated the operating losses and net realized capital losses in 2009 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at June 30, 2009.

Assets Managed by Large Case Pensions
At June 30, 2009 and 2008, Large Case Pensions assets under management consisted of the following:

(Millions)	2009	2008
Assets under management: (1)
Fully-guaranteed discontinued products	$3,724.8	$4,115.1
Experience-rated	4,463.5	4,475.1
Non-guaranteed (2)	2,493.9	3,620.8
Total assets under management	$10,682.2	$12,211.0
(1)	Excludes net unrealized capital losses of $37.4 million and $2.9 million at June 30, 2009 and 2008, respectively.
(2)
The decrease in non-guaranteed assets under management was due primarily to the transition of approximately $700 million of real estate separate account assets to entities sponsored by UBS Realty Investors, LLC (formerly known as Allegis Realty Investors, LLC).

Assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Scheduled contract maturities and benefit payments (1)	$67.5	$84.7	$134.3	$169.7
Contract holder withdrawals other than scheduled contract maturities
and benefit payments	.3	2.5	.7	22.6
Participant-directed withdrawals	.8	.4	1.7	1.2
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

INVESTMENTS

At June 30, 2009 and December 31, 2008, our investment portfolio consisted of the following:

	June 30,	December 31,
(Millions)	2009	2008
Debt and equity securities available for sale	$14,975.5	$13,993.3
Mortgage loans	1,634.3	1,679.9
Other investments	1,206.0	1,196.2
Total investments	$17,815.8	$16,869.4

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees).  Anticipated future losses associated with investments supporting discontinued fully-guaranteed Large Case Pensions products are provided for in the reserve for anticipated future losses on discontinued products.

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not affect our results of operations.  Our total investments supported the following products at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(Millions)	2009	2008
Supporting experience-rated products	$1,595.8	$1,582.8
Supporting discontinued products	3,585.7	3,635.1
Supporting remaining products	12,634.3	11,651.5
Total investments	$17,815.8	$16,869.4

Debt and Equity Securities
The debt securities in our portfolio had an average credit quality rating of A+ at both June 30, 2009 and December 31, 2008 with approximately $4.2 billion and $4.3 billion, respectively, rated AAA.  Total debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.0 billion and $640 million at June 30, 2009 and December 31, 2008, respectively (of which 16% at June 30, 2009 and 18% at December 31, 2008, supported our discontinued and experience-rated products).

At June 30, 2009 and December 31, 2008, we held approximately $483 million and $824 million, respectively, of municipal debt securities and $36 million and $64 million, respectively, of structured product debt securities that were guaranteed by third parties, collectively representing approximately 3% and 5%, respectively, of our total investments.  These securities had an average credit quality rating of A+ and AA- at June 30, 2009 and December 31, 2008, respectively, with the guarantee.  Without the guarantee, the average credit quality rating of the municipal debt securities was A+ on each date.  The structured product debt securities are not rated by the rating agencies on a stand alone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, carrying them at fair value on our balance sheet.  Approximately 3% of our debt and equity securities at both June 30, 2009 and December 31, 2008 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with FAS 157, “Fair Value Measurements”).  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 14 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At June 30, 2009, and December 31, 2008, our debt and equity securities had net unrealized losses of $47 million and $500 million, respectively, of which $44 million and $123 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 5 of Condensed Notes to Consolidated Financial Statements beginning on page 7 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized losses at June 30, 2009 and December 31, 2008.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, the carrying value of the security is written down, and the amount of the credit-related impairment is included in our results of operations and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for OTTI of our debt securities is considered a critical accounting estimate.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities beginning on page 36 for additional information.

Net Realized Capital Gains and Losses
Net realized capital gains (losses) were $13 million and $8 million for the three and six months ended June 30, 2009, respectively, and $(22) million and $(81) million for the three and six months ended June 30, 2008, respectively.  We had no individually material realized capital losses on debt or equity securities that impacted our results of operations during the three or six months ended June 30, 2009 or 2008.

Mortgage Loans
Our mortgage loan portfolio (which is secured by commercial real estate) represented 9% and 10% of our total invested assets at June 30, 2009 and December 31, 2008, respectively.  There were no specific impairment reserves on these loans at June 30, 2009 or December 31, 2008.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio to our consolidated near-term financial position, results of operations and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices.  Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows at June 30, 2009.  Refer to the MD&A in our 2008 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Generally, we meet our operating requirements by maintaining appropriate levels of liquidity in our investment portfolio and using cash flows from premiums, deposits and income received on investments. We monitor the duration of our portfolio of debt securities (which is highly marketable) and mortgage loans, and execute purchases and sales of these investments with the objective of having sufficient funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses and share repurchases.

Presented below is a condensed statement of cash flows for the six months ended June 30, 2009 and 2008.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2009	2008
Cash flows from operating activities:
Health Care and Group Insurance (including Corporate Financing)	$1,034.1	$1,198.5
Large Case Pensions	(107.4)	(114.4)
Net cash provided by operating activities	926.7	1,084.1

Cash flows from investing activities:
Health Care and Group Insurance	(630.6)	(1,008.6)
Large Case Pensions	247.7	116.2
Net cash used for investing activities	(382.9)	(892.4)
Net cash used for financing activities	(515.8)	(614.9)
Net increase (decrease) in cash and cash equivalents	$28.0	$(423.2)

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.0 billion in the six months ended June 30, 2009 and $1.2 billion in the six months ended June 30, 2008.  Cash flows for the six months ended June 30, 2008 reflect the receipt of approximately $127 million in premium stabilization funds from a large customer.

We repurchased approximately 21 million shares of common stock at a cost of approximately $548 million during the six months ended June 30, 2009 and approximately 27 million shares of common stock at a cost of approximately $1.2 billion during the six months ended June 30, 2008.  At June 30, 2009, the capacity remaining under our share repurchase programs was approximately $816 million.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 14 for more information.

Other Liquidity Information
While our Board reviews our common stock dividend annually, we currently intend to maintain an annual dividend of $.04 per common share. Among the factors considered by our Board in determining the amount of dividends are our results of operations and the capital requirements, growth and other characteristics of our businesses.

We use short-term commercial paper borrowings from time to time to address timing differences between cash receipts and disbursements.  The maximum amount of commercial paper borrowings outstanding during the six months ended June 30, 2009 was $493 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”).  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions.  There were no amounts outstanding under the Facility at any time during the period ending June 30, 2009.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 30% at June 30, 2009.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance and pledging or selling of assets.

Refer to Note 8 of Condensed Notes to Consolidated Financial Statements beginning on page 13 for additional information on our short-term and long-term debt.

After tax interest expense was $39 million and $79 million for the three and six months ended June 30, 2009 compared to $37 million and $72 million for the corresponding periods in 2008.  The increase in interest expense in 2009 related to higher overall average long-term debt levels as a result of our issuance of senior notes in September 2008.

Other Common Stock Transactions
On February 13, 2009, approximately 5.2 million stock appreciation rights, .5 million restricted stock units and .7 million performance stock units were granted to certain employees.  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 14 for additional information.

Ratings
At July 30, 2009, the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper)	AMB-2	F1	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A+
(1)	Aetna’s senior debt and ALIC’s financial strength have a stable outlook from A.M. Best and Moody's Investors Service and a negative outlook from Fitch and Standard & Poor's.

CRITICAL ACCOUNTING ESTIMATES

As a result of our adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” on April 1, 2009, our analysis to assess our other-than-temporary impairments (“OTTI”) for debt securities has changed.  Below is our updated policy that we have used to determine these impairments.

Other-Than-Temporary Impairment of Debt Securities
We regularly review our debt securities to determine whether a decline in fair value below the carrying value is other-than-temporary.  If a decline in fair value is considered other-than-temporary, the cost basis/carrying amount of the security is written down.  The write-down is then bifurcated into its credit and non-credit related components.  The credit-related component is included in our results of operations and the non-credit related component is included in other comprehensive income (loss) if we do not intend to sell the security.  We analyze all facts and circumstances we believe are relevant for each investment when performing this analysis, in accordance with applicable accounting guidance promulgated by the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission.

Among the factors we consider in evaluating whether a decline is other-than-temporary are whether the decline in fair value results from a change in the quality of the investment security itself, whether the decline results from a downward movement in the market as a whole and the prospects for realizing the carrying value of the security based on the investment’s current and short-term prospects for recovery.  For unrealized losses determined to be the result of market conditions (for example, increasing interest rates and volatility due to conditions in the overall market) or industry-related events, we determine whether we intend to sell the security or if it is more likely than not that we will be required to sell the security before recovery of its cost basis.  If either case is true, we recognize an OTTI and the cost basis/carrying amount of the security is written down to fair value.

Securities in an unrealized loss position for which we believe the decline is a result of the quality of the security or the credit-worthiness of the issuer are categorized as credit-related OTTI.

The risks inherent in assessing the impairment of an investment include the risk that market factors may differ from our projections and the risk that facts and circumstances factored into our assessment may change with the passage of time.  Unexpected changes to market factors and circumstances that were not present in past reporting periods are among the factors that may result in a current period decision to sell securities that were not impaired in prior reporting periods.

Refer to Critical Accounting Estimates in our 2008 Annual Report for additional information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.

REGULATORY ENVIRONMENT

The federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have or could materially impact various aspects of the health care system.  For example:

·
Addressing the affordability and availability of health insurance, including reducing the number of uninsured, is a major initiative of President Obama and the U.S. Congress, and proposals that would address these issues are pending in the U.S. Congress and in many states.  The proposals vary, and include a public health plan that would compete with us and other private health plans for individual and small business customers, individual insurance requirements, the expansion of eligibility under existing Medicaid and/or Federal Employees Health Benefit Plan programs, minimum medical benefit ratios for health plans, mandatory issuance of insurance coverage and requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk.  While certain of these measures would adversely affect us, at this time we cannot predict whether they will be enacted, and if enacted, the extent of the impact of these proposals on our business or results of operations.

·
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted into law.  ARRA includes a temporary subsidy for health care continuation coverage issued pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1986 (“COBRA”) for individuals who were involuntarily terminated from employment on or after September 1, 2008 through December 31, 2009.  If an individual is involuntarily terminated from employment (for reasons other than gross misconduct) during this 16-month period, the individual may elect COBRA coverage and, for a period of up to nine months, receive a subsidy from his or her employer equal to 65% of the otherwise applicable COBRA premium charged to the employee.  The employer is entitled to apply the amount of premium assistance it pays as an offset against its payroll taxes.  The availability of this subsidy may cause more people to elect COBRA coverage from us than we have assumed, which has caused unexpected increases in our medical costs.

·
ARRA also expands and strengthens the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and imposes additional limits on the use and disclosure of Protected Health Information (“PHI”).  Among other things, ARRA requires us and other covered entities to report any unauthorized release or use of or access to PHI to impacted individuals and to the Department of Health and Human Services, regardless of risk of harm to the individuals, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI.  ARRA also requires business associates (e.g., entities that provide services to health plans, such as electronic claims clearinghouses, print and fulfillment vendors, consultants, and us for our ASC customers) to comply with certain HIPAA provisions.  ARRA also establishes greater civil and criminal penalties for covered entities and business associates who fail to comply with HIPAA’s provisions and requires the U.S. Department of Health and Human Services to issue regulations implementing its privacy and security enhancements.  We will assess the impact of these regulations on our business when they are issued.

·
In 2008, the U.S. Congress reduced funding for Medicare Advantage plans beginning in 2010 and imposed new marketing requirements on Medicare Advantage and PDP plans beginning in 2009.  In 2009, the U.S. Congress is considering further reducing funding for Medicare Advantage plans beginning in 2011.

Refer to Regulatory Environment in our 2008 Annual Report for additional information on the regulation of our business and the health care system.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The following risk factors supplement the Forward-Looking Information/Risk Factors portion of our 2008 Annual Report and our 2009 Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (our “March 31, 2009 10-Q”).  You should read that section of our 2008 Annual Report and our March 31, 2009 10-Q and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

Our business and profitability may continue to be adversely affected by prevailing economic conditions, and there can be no assurance that future health care costs will not continue to exceed our projections.

As described in the Risk Factors section of our 2008 Annual Report and our March 31, 2009 10-Q, adverse economic conditions and unanticipated increases in our health care costs can significantly and adversely affect our businesses and profitability in a number of ways.  The current economic environment is challenging and less predictable than recently experienced, causing unanticipated increases and volatility in our health care costs.  For example, we had approximately $38 million ($25 million after tax) of unfavorable development of prior period Commercial health care cost estimates in the three months ended March 31, 2009 and $65 million ($42 million after tax) of unfavorable development of prior period Commercial health care cost estimates in the three months ended June 30, 2009.  As a result of these increases and volatility, our ability to accurately detect, forecast, manage and reserve for our and our self-insured customers’ medical cost trends and future health care costs has been impaired.   In the three and six months ended June 30, 2009, our results were adversely affected by medical costs in excess of our health care cost projections reflected in our pricing.  We cannot recover this excess during 2009 by increasing premiums.  Our profits are particularly sensitive to the accuracy of our projections of those trends and costs.  Furthermore, reductions in workforce by our customers in excess of, or occurring at a faster rate than, those we project could reduce both our revenue and membership below our projected levels and cause unanticipated increases in our health care costs because, for example, our business associated with members who have elected to receive benefits under COBRA typically has an MBR that is significantly higher than our Commercial average.  In addition, the operating results associated with our COBRA membership may be subject to a high degree of variability until we are able to gain more experience with the expected increase in COBRA membership resulting from the ARRA subsidy described in Regulatory Environment on page 37.  There can be no assurance that our health care costs, business and profitability will not be adversely affected by these economy-related conditions or other factors.

In addition, legislative and regulatory developments may adversely affect our business and the health care system.  Refer to Regulatory Environment on page 37.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in the MD&A – Investments beginning on page 33 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2009 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, which begins on page 19 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading Forward-Looking Information/Risk Factors in the MD&A on page 38 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases for the three months ended June 30, 2009:

	Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April 1, 2009 - April 30, 2009	2.5	$24.80	2.5	$1,024.2
May 1, 2009 - May 31, 2009	3.9	25.52	3.9	925.4
June 1, 2009 - June 30, 2009	4.5	24.58	4.5	816.2
Total	10.9	$24.97	10.9	N/A

On June 27, 2008 and February 27, 2009, we announced that our Board authorized two share repurchase programs for the repurchase of up to $750 million each of our common stock.  During the second quarter of 2009, we repurchased approximately 11 million shares of common stock at a cost of approximately $271 million.  At June 30, 2009, we had remaining authorization to repurchase an aggregate of up to approximately $816 million of common stock remaining under the Board authorizations.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held May 29, 2009, the following matters were submitted to a vote of our shareholders:
·	Election of our Board of Directors for a term ending in 2010,
·	Approval of the appointment of KPMG LLP as our independent registered public accounting firm for the year ended December 31, 2009,
·	A shareholder proposal to implement cumulative voting in the election of Directors, and
·	A shareholder proposal to nominate or renominate to the Board each year an individual from our executive retiree ranks.

By vote of our shareholders, each of our Director nominees was elected to the Board and KPMG LLP was approved as our independent registered public accounting firm for 2009.  The two shareholder proposals were not approved.  The detailed results of the voting on these matters were as follows:

Election of Directors:

	Votes	Votes
(Millions)	For	Against	Abstentions
Frank M. Clark	347.6	34.6	19.4
Betsy Z. Cohen	346.7	35.6	19.3
Molly J. Coye, M.D.	398.8	2.0	.8
Roger N. Farah	350.2	32.2	19.2
Barbara H. Franklin	356.4	25.8	19.4
Jeffrey E. Garten	347.4	34.8	19.4
Earl G. Graves	379.9	20.5	1.2
Gerald Greenwald	384.8	15.9	.9
Ellen M. Hancock	395.2	5.4	1.0
Richard J. Harrington	398.7	2.0	.9
Edward J. Ludwig	388.9	11.8	.9
Joseph P. Newhouse	384.4	16.2	1.0
Ronald A. Williams	393.1	7.6	.9

Other matters voted upon:

	Votes	Votes		Broker
(Millions)	For	Against	Abstentions	Non-Votes
Management Proposals:
Approval of appointment of independent registered public accounting firm	392.9	8.2	.5	-

Shareholder Proposals:
Requesting implementation of cumulative voting in the election of Directors	144.6	223.7	1.0	32.3

Requesting to nominate or renominate to the Board each year an individual from
our executive retiree ranks	7.6	359.9	1.9	32.2

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, beginning on page 6 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 31, 2009 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: July 31, 2009	By /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 31, 2009 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents	Electronic

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic