Form 10-Q
period 2009-09-30
AETNA INC /PA/
filed 2009-10-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended September 30, 2009
or

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

(Former name, former address and former fiscal year, if changed since last report)          N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

There were 433.5 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at September 30, 2009.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2009

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 25), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2009	2008	2009	2008
Revenue:
Health care premiums	$7,092.8	$6,450.8	$21,115.5	$18,993.2
Other premiums	471.4	466.7	1,432.4	1,415.2
Fees and other revenue (1)	876.8	834.1	2,662.2	2,488.7
Net investment income	263.4	229.8	771.4	731.7
Net realized capital gains (losses)	18.0	(356.8)	26.4	(437.4)
Total revenue	8,722.4	7,624.6	26,007.9	23,191.4
Benefits and expenses:
Health care costs (2)	6,069.6	5,216.6	17,976.2	15,456.1
Current and future benefits	514.5	464.7	1,521.6	1,474.4
Operating expenses:
Selling expenses	312.2	282.2	938.5	861.6
General and administrative expenses	1,263.3	1,152.5	3,653.3	3,372.0
Total operating expenses	1,575.5	1,434.7	4,591.8	4,233.6
Interest expense	60.6	60.5	182.8	171.5
Amortization of other acquired intangible assets	23.9	25.4	72.9	80.5
Reduction of reserve for anticipated future losses on discontinued products	-	-	-	(43.8)
Total benefits and expenses	8,244.1	7,201.9	24,345.3	21,372.3
Income before income taxes	478.3	422.7	1,662.6	1,819.1
Income taxes:
Current	203.0	197.9	579.0	685.8
Deferred	(50.9)	(52.5)	(27.0)	(56.1)
Total income taxes	152.1	145.4	552.0	629.7
Net income	$326.2	$277.3	$1,110.6	$1,189.4
Earnings per common share:
Basic	$.75	$.59	$2.50	$2.47

Diluted	$.73	$.58	$2.46	$2.40
(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $27.4 million and $64.5 million (net of pharmaceutical and processing costs of $401.8 million and $1.2 billion) for the three and nine months ended September 30, 2009, respectively, and $12.8 million and $42.7 million (net of pharmaceutical and processing costs of $403.4 million and $1.2 billion) for the three and nine months ended September 30, 2008, respectively.

(2)
Health care costs have been reduced by Insured member co-payment revenue related to our mail order and specialty pharmacy operations of $31.0 million and $91.0 million for the three and nine months ended September 30, 2009, respectively, and $27.5 million and $83.9 million for the three and nine months ended September 30, 2008, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At September 30,	At December 31,
(Millions)	2009	2008
Assets:
Current assets:
Cash and cash equivalents	$1,830.1	$1,179.5
Investments	2,125.7	706.0
Premiums receivable, net	687.9	616.4
Other receivables, net	679.2	554.3
Accrued investment income	202.8	193.6
Collateral received under securities loan agreements	468.2	749.6
Income taxes receivable	121.6	164.9
Deferred income taxes	439.4	301.5
Other current assets	545.5	452.6
Total current assets	7,100.4	4,918.4
Long-term investments	16,844.1	16,163.4
Reinsurance recoverables	991.3	1,010.3
Goodwill	5,089.4	5,085.6
Other acquired intangible assets, net	594.5	667.4
Property and equipment, net	532.6	467.5
Deferred income taxes	150.2	778.7
Other long-term assets	782.1	841.3
Separate Accounts assets	6,050.4	5,919.9
Total assets	$38,135.0	$35,852.5

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,890.7	$2,393.2
Future policy benefits	728.8	759.7
Unpaid claims	573.8	559.8
Unearned premiums	292.6	238.6
Policyholders' funds	797.1	754.4
Collateral payable under securities loan agreements	468.2	749.6
Short-term debt	109.8	215.7
Accrued expenses and other current liabilities	2,564.2	1,883.8
Total current liabilities	8,425.2	7,554.8
Future policy benefits	6,554.2	6,765.4
Unpaid claims	1,348.3	1,271.2
Policyholders' funds	1,290.7	1,171.7
Long-term debt	3,639.2	3,638.3
Other long-term liabilities	1,287.0	1,344.8
Separate Accounts liabilities	6,050.4	5,919.9
Total liabilities	28,595.0	27,666.1
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock ($.01 par value; 2.7 billion shares authorized; 433.5 million and 456.3 million
shares issued and outstanding in 2009 and 2008, respectively) and additional paid-in capital	456.8	351.2
Retained earnings	10,201.8	9,716.5
Accumulated other comprehensive loss	(1,118.6)	(1,881.3)
Total shareholders' equity	9,540.0	8,186.4
Total liabilities and shareholders' equity	$38,135.0	$35,852.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Nine Months Ended September 30, 2009
Balance at January 1, 2009	456.3	$351.2	$9,716.5	$(1,881.3)	$8,186.4
Cumulative effect of adopting new accounting
standard at April 1, 2009 (Note 2)	-	-	53.7	(53.7)	-
Comprehensive income:
Net income	-	-	1,110.6	-	1,110.6	$1,110.6
Other comprehensive income (Note 7):
Net unrealized gains on securities	-	-	-	692.0	692.0
Net foreign currency and derivative gains	-	-	-	20.1	20.1
Pension and OPEB plans	-	-	-	104.3	104.3
Other comprehensive income	-	-	-	816.4	816.4	816.4
Total comprehensive income						$1,927.0
Common shares issued for benefit plans,
including tax benefits	2.4	105.9	-	-	105.9
Repurchases of common shares	(25.2)	(.3)	(661.7)	-	(662.0)
Dividends declared	-	-	(17.3)	-	(17.3)
Balance at September 30, 2009	433.5	$456.8	$10,201.8	$(1,118.6)	$9,540.0

Nine Months Ended September 30, 2008
Balance at January 1, 2008	496.3	$188.8	$10,138.0	$(288.4)	$10,038.4
Comprehensive income:
Net income	-	-	1,189.4	-	1,189.4	$1,189.4
Other comprehensive loss (Note 7):
Net unrealized losses on securities	-	-	-	(369.7)	(369.7)
Net foreign currency and derivative losses	-	-	-	(9.3)	(9.3)
Pension and OPEB plans	-	-	-	1.5	1.5
Other comprehensive loss				(377.5)	(377.5)	(377.5)
Total comprehensive income						$811.9
Common shares issued for benefit plans,
including tax benefits	2.4	137.5	-	-	137.5
Repurchases of common shares	(37.6)	(.4)	(1,672.4)	-	(1,672.8)
Dividends declared	-	-	(18.4)	-	(18.4)
Balance at September 30, 2008	461.1	$325.9	$9,636.6	$(665.9)	$9,296.6

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2009	2008
Cash flows from operating activities:
Net income	$1,110.6	$1,189.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(26.4)	437.4
Depreciation and amortization	306.8	279.9
Equity in earnings of affiliates, net	7.0	65.4
Stock-based compensation expense	81.1	80.2
Accretion of net investment discount	(54.6)	(5.0)
Changes in assets and liabilities:
Accrued investment income	(9.2)	(8.6)
Premiums due and other receivables	(157.4)	(219.2)
Income taxes	20.2	(95.5)
Other assets and other liabilities	246.4	(55.2)
Health care and insurance liabilities	335.0	82.7
Other, net	(3.7)	.9
Net cash provided by operating activities	1,855.8	1,752.4
Cash flows from investing activities:
Proceeds from sales and maturities of investments	7,714.8	9,143.2
Cost of investments	(7,934.3)	(10,195.3)
Increase in property, equipment and software	(259.4)	(304.6)
Cash used for acquisitions, net of cash acquired	(6.1)	-
Net cash used for investing activities	(485.0)	(1,356.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	-	484.8
Net (repayment) issuance of short-term debt	(104.9)	352.0
Deposits and interest credited for investment contracts	4.9	5.9
Withdrawals of investment contracts	(8.1)	(8.0)
Common shares issued under benefit plans	10.4	28.8
Stock-based compensation tax benefits	9.6	23.8
Common shares repurchased	(657.2)	(1,672.8)
Collateral on interest rate swaps	25.1	-
Net cash used for financing activities	(720.2)	(785.5)
Net increase (decrease) in cash and cash equivalents	650.6	(389.8)
Cash and cash equivalents, beginning of period	1,179.5	1,254.0
Cash and cash equivalents, end of period	$1,830.1	$864.2
Supplemental cash flow information:
Interest paid	$158.0	$137.1
Income taxes paid	522.2	701.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 15 beginning on page 23 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2008 Annual Report on Form 10-K (our “2008 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2008 Annual Report, unless the information contained in those disclosures materially changed or is required by GAAP.  Subsequent events, if any, are evaluated through October 29, 2009, the date the financial statements are issued.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Non-controlling Interests
On January 1, 2009, we adopted new accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) which establishes accounting and reporting standards for the non-controlling interest in a subsidiary (often otherwise referred to as minority interests) and for deconsolidation of the subsidiary.  We do not have material non-controlling interests, and therefore, the adoption of this accounting guidance did not impact our financial position or results of operations.  Refer to Note 6 beginning on page 7 for additional information.

Recognition and Presentation of Other-Than-Temporary Impairments
Effective April 1, 2009, we adopted new accounting guidance issued by the FASB for other-than-temporary impairments (“OTTI”) of debt securities.  This guidance establishes new criteria for the recognition of OTTI on debt securities and also requires additional financial statement disclosure.  The new criteria requires OTTI to be recognized if either a credit-related loss is deemed to have occurred or we have the intention to sell a security that is in an unrealized loss position.  Refer to Notes 6 and 7 beginning on pages 7 and 13, respectively.

Upon adoption of this new guidance, we evaluated securities held at April 1, 2009 for which a previous OTTI was recognized, and identified those securities that we did not intend to sell.  As a result of this analysis, we recorded a $54 million ($83 million pretax) cumulative effect adjustment that increased retained earnings and accumulated other comprehensive loss as of April 1, 2009.

Fair Value Measurements – Assessing Fair Value in Market Conditions That Are Not Orderly
In April 2009, the FASB released updates to the accounting rules for Fair Value Measurements. These updates provide clarification as to how to determine the fair value of assets and liabilities in distressed economic conditions and also require greater disaggregation of debt and equity securities within our fair value measurements disclosures (refer to Note 12 beginning on page 15).  This accounting guidance was effective on June 30, 2009 and did not impact our financial position or results of operations.

Codification
In June 2009, the FASB released FASB Accounting Standards CodificationTM (“Codification”).  Beginning in September 2009, all existing accounting standard documents were superseded, and Codification became the single source of authoritative GAAP.  Codification did not result in any change in our significant accounting policies.

Future Application of Accounting Standards
Variable Interest Entities
In June 2009, the FASB released revised accounting guidance for variable interest entities (“VIEs”).  This accounting guidance removes the quantitative-based risks-and-rewards calculation previously used to assess whether a company must consolidate a VIE and, instead, requires a variable interest holder to qualitatively assess whether it has a controlling financial interest in the VIE.  This accounting guidance will be effective on January 1, 2010.  We are currently assessing the impact of this new rule to our financial position and results of operations.

3.	Pending Acquisition

On July 31, 2009, we announced an agreement to acquire Horizon Behavioral Services, LLC, a leading provider of employee assistance programs, for approximately $70 million, which we expect to finance with available resources.  We expect to close this transaction after satisfaction of customary closing conditions, including receipt of regulatory approvals.

4.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing income available to common shareholders (i.e., the numerator) by the weighted average number of common shares outstanding (i.e., the denominator) during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of stock options and stock appreciation rights (“SARs”), but only in the quarters in which such effect is dilutive.

The computations of basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per common share data)	2009	2008	2009	2008
Net income	$326.2	$277.3	$1,110.6	$1,189.4
Weighted average shares used to compute basic EPS	436.0	468.0	443.8	480.9
Dilutive effect of outstanding stock-based compensation awards (1)	8.6	12.3	8.4	14.1
Weighted average shares used to compute diluted EPS	444.6	480.3	452.2	495.0
Basic EPS	$.75	$.59	$2.50	$2.47
Diluted EPS	$.73	$.58	$2.46	$2.40
(1)
Approximately 19.2 and 19.3 million SARs (with exercise prices ranging from $25.94 to $59.76) and 6.2 million stock options (with exercise prices ranging from $33.38 to $42.35) were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2009 and approximately 14.4 million and 8.2 million SARs (with exercise prices ranging from $40.24 to $59.76 for each period) were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2008, respectively, as their exercise prices were greater than the average market price of Aetna common shares during such periods.

5.	Operating Expenses

For the three and nine months ended September 30, 2009 and 2008, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Selling expenses	$ 312.2	$ 282.2	$ 938.5	$ 861.6
General and administrative expenses:
Salaries and related benefits	755.8	660.1	2,209.3	1,934.6
Other general and administrative expenses (1)	507.5	492.4	1,444.0	1,437.4
Total general and administrative expenses	1,263.3	1,152.5	3,653.3	3,372.0
Total operating expenses	$ 1,575.5	$ 1,434.7	$ 4,591.8	$ 4,233.6
(1)
Other general and administrative expenses for the nine months ended September 30, 2009 include $38.2 million of insurance proceeds related to certain litigation we settled in 2003.  For the three and nine months ended September 30, 2008, other general and administrative expenses include an allowance against our reinsurance recoverable of $42.2 million from Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc.

6.	Investments

Total investments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009			December 31, 2008
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,030.9	$14,129.8	$16,160.7	$633.8	$13,359.5	$13,993.3
Mortgage loans	91.9	1,511.5	1,603.4	70.4	1,609.5	1,679.9
Other investments	2.9	1,202.8	1,205.7	1.8	1,194.4	1,196.2
Total investments	$2,125.7	$16,844.1	$18,969.8	$706.0	$16,163.4	$16,869.4

Debt and Equity Securities
Debt and equity securities available for sale at September 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(Millions)	Cost	Gains	Losses		Value
September 30, 2009
U.S. government securities	$1,358.0	$70.1	$.7		$1,427.4
States, municipalities and political subdivisions	1,989.6	123.2	14.4		2,098.4
U.S. corporate securities	6,332.8	569.3	68.4		6,833.7
Foreign securities	2,478.8	250.4	23.4		2,705.8
Residential mortgage-backed securities	1,238.7	56.7	.3	(1)	1,295.1
Commercial mortgage-backed securities	1,104.2	39.9	125.7	(1)	1,018.4
Other asset-backed securities	397.2	25.5	9.5	(1)	413.2
Redeemable preferred securities	357.0	21.9	46.8		332.1
Total debt securities	15,256.3	1,157.0	289.2		16,124.1
Equity securities	35.3	4.0	2.7		36.6
Total debt and equity securities (2)	$15,291.6	$1,161.0	$291.9		$16,160.7

December 31, 2008
Debt securities:
U.S. government securities	$890.7	$115.3	$.4		$1,005.6
States, municipalities and political subdivisions	1,942.8	23.3	72.5		1,893.6
U.S. corporate securities	6,343.8	228.2	416.5		6,155.5
Foreign securities	2,134.0	103.0	124.9		2,112.1
Residential mortgage-backed securities	1,210.2	39.3	.4		1,249.1
Commercial mortgage-backed securities	1,086.4	15.3	239.3		862.4
Other asset-backed securities	441.3	1.5	59.3		383.5
Redeemable preferred securities	400.4	6.6	107.0		300.0
Total debt securities	14,449.6	532.5	1,020.3		13,961.8
Equity securities	43.4	.2	12.1		31.5
Total debt and equity securities (2)	$14,493.0	$532.7	$1,032.4		$13,993.3
(1)
When we record a credit-related OTTI on a security, we recognize a loss in earnings equal to the difference between the security’s amortized cost and the present value of its cash flows.  If we do not intend to sell the security, the difference between the fair value and the present value of cash flows of the security is considered the non-credit-related impairment, which is reflected in other comprehensive losses rather than earnings.  At September 30, 2009, we held securities for which we recognized a credit-related impairment in the past.  Effective April 1, 2009 and for periods through September 30, 2009, we recognized $54.7 million of non-credit-related impairments in other comprehensive losses (as of September 30, 2009, these securities had a net unrealized capital loss of $24.1 million).

(2)
Includes investments with a fair value of $3.9 billion, gross unrealized gains of $343.4 million and gross unrealized losses of $93.1 million at September 30, 2009 and investments with a fair value of $3.7 billion, gross unrealized gains of $211.3 million and gross unrealized losses of $334.7 million at December 31, 2008 that support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The fair value of debt securities at September 30, 2009 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

Fair
(Millions)	Value
Due to mature:
Less than one year	$ 575.7
One year through five years	2,984.7
After five years through ten years	4,638.5
Greater than ten years	5,198.5
Residential mortgage-backed securities	1,295.1
Commercial mortgage-backed securities	1,018.4
Other asset-backed securities	413.2
Total	$ 16,124.1

The maturity dates for debt securities in an unrealized loss position at September 30, 2009 were as follows:

	Supporting discontinued		Supporting remaining
	and experience-rated products		products		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
Due to mature:
Less than one year	$2.6	$-	$63.5	$2.2	$66.1	$2.2
One year through five years	52.1	2.0	396.3	19.1	448.4	21.1
After five years through ten years	136.5	7.8	455.5	15.8	592.0	23.6
Greater than ten years	380.5	54.3	608.3	52.5	988.8	106.8
Residential mortgage-backed securities	-	-	8.5	.3	8.5	.3
Commercial mortgage-backed securities	171.6	25.3	353.1	100.4	524.7	125.7
Other asset-backed securities	21.5	1.1	20.9	8.4	42.4	9.5
Total	$764.8	$90.5	$1,906.1	$198.7	$2,670.9	$289.2

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

Summarized below are the debt and equity securities we held at September 30, 2009, and December 31, 2008, that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
Debt securities:
U.S. government securities	$105.2	$.3	$23.5	$.4	$128.7	$.7
States, municipalities and political subdivisions	91.8	2.3	184.0	12.1	275.8	14.4
U.S. corporate securities	291.7	13.1	852.3	55.3	1,144.0	68.4
Foreign securities	155.7	4.2	149.4	19.2	305.1	23.4
Residential mortgage-backed securites	-	-	8.5	.3	8.5	.3
Commercial mortgage-backed securities	95.8	6.5	428.9	119.2	524.7	125.7
Other asset-backed securities	11.8	8.0	30.6	1.5	42.4	9.5
Redeemable preferred securities	37.1	8.3	204.6	38.5	241.7	46.8
Total debt securities	789.1	42.7	1,881.8	246.5	2,670.9	289.2
Equity securities	9.5	1.5	14.0	1.2	23.5	2.7
Total debt and equity securities	$798.6	$44.2	$1,895.8	$247.7	$2,694.4	$291.9

December 31, 2008
Debt securities:
U.S. government securities	$4.0	$-	$24.4	$.4	$28.4	$.4
States, municipalities and political subdivisions	786.9	42.9	175.6	29.6	962.5	72.5
U.S. corporate securities	2,010.4	167.9	1,238.6	248.6	3,249.0	416.5
Foreign securities	777.7	73.5	178.6	51.4	956.3	124.9
Residential mortgage-backed securites	9.0	-	24.3	.4	33.3	.4
Commercial mortgage-backed securities	336.3	59.9	403.6	179.4	739.9	239.3
Other asset-backed securities	271.3	34.8	76.2	24.5	347.5	59.3
Redeemable preferred securities	125.3	32.5	139.7	74.5	265.0	107.0
Total debt securities	4,320.9	411.5	2,261.0	608.8	6,581.9	1,020.3
Equity securities	24.5	9.5	.8	2.6	25.3	12.1
Total debt and equity securities	$4,345.4	$421.0	$2,261.8	$611.4	$6,607.2	$1,032.4
(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 15 beginning on page 23 for additional information on our accounting for discontinued products).  At September 30, 2009 and December 31, 2008, debt and equity securities in an unrealized loss position of $93.1 million and $334.7 million, respectively, and with related fair value of $788.2 million and $1.8 billion, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by external rating agencies and our internal credit analysts and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  Unrealized losses at December 31, 2008 were generally caused by the widening of credit spreads on these particular securities relative to the interest rates on U.S. Treasury securities.  As of September 30, 2009, we did not have an intention to sell the securities that were in an unrealized loss position.

Net realized capital gains (losses) for the three and nine months ended September 30, 2009 and 2008, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
OTTI losses on securities	$(23.1)	$(292.6)	$(84.5)	$(424.2)
Portion of OTTI losses recognized in other comprehensive income	16.6	-	19.5	-
Net OTTI losses on securities recognized in earnings	(6.5)	(292.6)	(65.0)	(424.2)
Net realized capital gains (losses), excluding OTTI losses on securities	24.5	(64.2)	91.4	(13.2)
Net realized capital gains (losses)	$18.0	$(356.8)	$26.4	$(437.4)

The decrease in net OTTI losses recognized in earnings was primarily driven by a significant change in the accounting guidance for the recognition of OTTI of debt securities and an overall general improvement in the economic environment in 2009 compared to 2008.  Prior to the adoption of new accounting guidance for OTTI of debt securities on April 1, 2009, both yield and credit-related OTTI were recognized in earnings.  In contrast, on and after April 1, 2009, only credit-related impairments are recognized in earnings unless we have the intention to sell the security in an unrealized loss position, in which case yield-related OTTI are recognized in earnings.

For the three and nine months ended September 30, 2008, yield-related OTTI losses were $187 million and $317 million, respectively.  These yield-related impairments were generally caused by the widening of credit spreads relative to the interest rates on U.S. Treasury securities in 2008.  During 2008, significant declines in the U.S. housing market resulted in the credit and other capital markets experiencing volatility and limitations on the ability of companies to issue debt or equity securities.  The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity resulted in credit spreads widening during 2008, particularly during the three months ended September 30, 2008.

For the three and nine months ended September 30, 2008, credit-related impairments were $105 million and $107 million, respectively, which includes credit-related OTTI losses of $103 million pretax in the three and nine months ended September 30, 2008 related to investments in debt securities of Lehman Brothers Holdings Inc. and Washington Mutual, Inc.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for three and nine months ended September 30, 2009 and 2008 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Proceeds on sales	$2,402.4	$2,794.8	$7,212.9	$8,887.8
Gross realized capital gains	62.8	13.4	152.8	47.7
Gross realized capital losses	(25.8)	(44.9)	(61.5)	(53.9)

Variable Interest Entities
We do not have any material relationships with VIEs which require consolidation, but we do have relationships with certain real estate and hedge fund partnerships that are considered VIEs.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at September 30, 2009 and December 31, 2008 of approximately $124 million and $103 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not believe to be significant.  We do not have a future obligation to fund losses or debt on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $4.7 billion and $4.4 billion at September 30, 2009 and December 31, 2008, respectively.  The hedge fund partnerships had total assets of approximately $5.6 billion and $7.2 billion at September 30, 2009 and December 31, 2008, respectively.

Non-controlling Interests
Certain of our investment holdings are partially-owned by third parties.  At September 30, 2009 and December 31, 2008, $71 million and $86 million, respectively, of our investment holdings were partially owned by third parties.  The non-controlling entities’ share of these investments was included in accrued expenses and other current liabilities.  Net investment gains (losses) related to these interests were $2 million and $3 million for the three and nine months ended September 30, 2009, respectively, and $(2) million and $(3) million for the three and nine months ended September 30, 2008, respectively.  These non-controlling interests did not have a material impact on our financial position or results of operations.

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Debt securities	$225.2	$222.3	$675.6	$654.1
Mortgage loans	32.2	30.1	90.5	86.6
Other	13.5	(13.8)	26.9	17.2
Gross investment income	270.9	238.6	793.0	757.9
Less: investment expenses	(7.5)	(8.8)	(21.6)	(26.2)
Net investment income (1)	$263.4	$229.8	$771.4	$731.7
(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 15 beginning on page 23 for additional information on our accounting for discontinued products).  Net investment income includes $90.3 million and $259.0 million for the three and nine months ended September 30, 2009, respectively, and $71.2 million and $248.3 million for the three and nine months ended September 30, 2008, respectively, related to investments supporting our experience-rated and discontinued products.

7.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the nine months ended September 30, 2009 and 2008:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans
	Securities		Foreign Currency and Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost
(Millions)	Previously Impaired (1)	All Other				Total Accumulated Other Comprehensive Loss
Nine Months Ended September 30, 2009
Balance at January 1, 2009	$-	$(229.3)	$(8.7)	$(1,686.6)	$43.3	$(1,881.3)
Cumulative effect of adopting a new accounting standard at April 1, 2009
($83.0 pretax) (2)	(5.3)	(48.4)	-	-	-	(53.7)
Unrealized net gains (losses) arising during the period ($1,181.4 pretax)	128.2	622.7	17.0	-	-	767.9
Reclassification to earnings ($85.6 pretax)	(4.9)	(54.0)	3.1	107.1	(2.8)	48.5
Other comprehensive income (loss)	118.0	520.3	20.1	107.1	(2.8)	762.7
Balance at September 30, 2009	$118.0	$291.0	$11.4	$(1,579.5)	$40.5	$(1,118.6)
(1)	Represents the non-credit-related component of OTTI on debt securities that we do not intend to sell as well as subsequent changes in fair value related to previously impaired debt securities.
(2)
Effective April 1, 2009, we adopted a new accounting guidance for other-than-temporary impairments of debt securities.  Refer to Note 2 beginning on page 5 for additional information on the cumulative effect adjustment required.

	Net Unrealized Gains (Losses)		Pension and OPEB Plans
(Millions)	Securities	Foreign Currency and Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost	Total Accumulated Other Comprehensive Loss
Nine months ended September 30, 2008
Balance at January 1, 2008	$53.3	$7.0	$(395.8)	$47.1	$(288.4)
Unrealized net losses
($(1,164.2) pretax)	(645.5)	(15.0)	-	-	(660.5)
Reclassification to earnings ($435.4 pretax)	275.8	5.7	4.3	(2.8)	283.0
Other comprehensive (loss) income	(369.7)	(9.3)	4.3	(2.8)	(377.5)
Balance at September 30, 2008	$(316.4)	$(2.3)	$(391.5)	$44.3	$(665.9)

8.	Defined Benefit Retirement Plans

Components of the net periodic benefit cost (income) of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$12.0	$10.8	$36.0	$32.4	$-	$.1	$.2	$.3
Interest cost	79.1	78.0	237.3	234.0	5.4	5.0	16.2	15.0
Expected return on plan assets	(79.8)	(121.1)	(239.1)	(363.1)	(1.0)	(1.0)	(3.0)	(3.0)
Amortization of prior service cost	(.4)	(.5)	(1.5)	(1.7)	(.9)	(.9)	(2.7)	(2.7)
Recognized net actuarial loss	54.1	1.6	162.3	4.8	.8	.6	2.4	1.8
Net periodic benefit cost (income)	$65.0	$(31.2)	$195.0	$(93.6)	$4.3	$3.8	$13.1	$11.4

The increase in pension benefit cost between 2008 and 2009 is primarily attributable to the approximately $1.9 billion decline in the plan assets’ fair value during 2008.  This decline was due to the deteriorating economic conditions experienced during the latter half of 2008.

9.	Debt

The carrying value of our long-term debt at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
(Millions)	2009	2008
Senior notes, 5.75%, due 2011	$449.8	$449.8
Senior notes, 7.875%, due 2011	449.5	449.2
Senior notes, 6.0%, due 2016	747.0	746.7
Senior notes, 6.5%, due 2018	498.7	498.6
Senior notes, 6.625%, due 2036	798.6	798.6
Senior notes, 6.75%, due 2037	695.6	695.4
Total long-term debt	$3,639.2	$3,638.3

At September 30, 2009 and December 31, 2008, we had approximately $110 million and $216 million, respectively, of commercial paper outstanding with a weighted average interest rate of .31% and 5.36%, respectively.

At September 30, 2009, we had an unsecured $1.5 billion revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013.  The Facility provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .045% to .175% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .06% at September 30, 2009.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter ending on or after December 31, 2007 at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at September 30, 2009. There were no amounts outstanding under the Facility at September 30, 2009.

During the nine months ended September 30, 2009, we entered into four interest rate swaps with a notional value of $100 million each.  We entered into these swaps to hedge interest rate exposure in anticipation of future issuance of long-term debt.  At September 30, 2009, the interest rate swaps had an aggregate fair value of $23.4 million.  We also recorded a $23.4 million gain in other comprehensive income for the nine months ended September 30, 2009.

10.	Capital Stock

On June 27, 2008 and February 27, 2009, our Board of Directors (the “Board”) authorized two share repurchase programs each for the repurchase of up to $750 million of our common stock.  During the nine months ended September 30, 2009, we repurchased approximately 25 million shares of common stock at a cost of approximately $662 million (approximately $5 million of these repurchases were settled in early October).  At September 30, 2009, we had remaining authorization to repurchase an aggregate of up to approximately $702 million of common stock under the February 27, 2009 Board authorization.

On February 13, 2009, approximately 5.2 million SARs, .5 million restricted stock units (“RSUs”) and .7 million performance stock units (“PSUs”) were granted to certain employees.  If exercised by the employee, the SARs will be settled in common stock, net of taxes, based on the appreciation of our common stock price over $32.11 per share.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals during the performance period as determined by the Board’s Committee on Compensation and Organization.  For each vested RSU and PSU, employees receive one share of common stock, net of taxes, at the end of the vesting period.  The SARs and RSUs will become 100%

vested three years from the grant date, with one-third of the SARs and RSUs vesting each year.  The performance period for the PSUs ends on December 31, 2010.

On September 25, 2009, our Board declared an annual cash dividend of $.04 per common share payable to shareholders of record at the close of business on November 13, 2009.  The dividend will be paid on November 30, 2009.

11.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at September 30, 2009, the amount of dividends that may be paid to Aetna through the end of 2009 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.3 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $6.3 billion and $5.7 billion at September 30, 2009 and December 31, 2008, respectively.

12.	Financial Instruments

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

Financial Instruments Measured at Fair Value in our Balance Sheets
Certain of the financial instruments we own are measured at fair value in our balance sheet.  The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP.  The following are the levels of the hierarchy and a brief description of the type of valuation information that qualifies a financial asset or liability for each level:
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

Debt Securities - Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. government securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which uses quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at September 30, 2009 and December 31, 2008.

We also value a certain amount of debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced by internal staff. Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at September 30, 2009 and December 31, 2008.  The total fair value of our broker quoted securities was approximately $406 million at September 30, 2009 and $353 million at December 31, 2008.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our residential and commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, internal staff determine the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds. Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax exempt municipal securities.

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

Our financial assets and liabilities with changes in fair value that are measured on a recurring basis in our balance sheets at September 30, 2009 and December 31, 2008 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
September 30, 2009
Assets:
Debt securities:
U.S. government securities	$1,114.7	$312.7	$-	$1,427.4
States, municipalities and political subdivisions	-	2,080.7	17.7	2,098.4
U.S. corporate securities	-	6,700.1	133.6	6,833.7
Foreign securities	-	2,453.8	252.0	2,705.8
Residential mortgage-backed securities	-	1,295.1	-	1,295.1
Commercial mortgage-backed securities	-	959.5	58.9	1,018.4
Other asset-backed securities	-	402.3	10.9	413.2
Redeemable preferred securities	-	314.9	17.2	332.1
Total debt securities	1,114.7	14,519.1	490.3	16,124.1
Equity securities	1.7	-	34.9	36.6
Derivatives	-	26.2	-	26.2
Total investments	$1,116.4	$14,545.3	$525.2	$16,186.9
Liabilities:
Derivatives	$-	$3.0	$-	$3.0

December 31, 2008
Assets:
Total debt securities	$669.9	$12,836.2	$455.7	$13,961.8
Equity securities	2.2	-	29.3	31.5
Derivatives	-	1.8	-	1.8
Total investments	$672.1	$12,838.0	$485.0	$13,995.1

Liabilities:
Derivatives	$-	$4.0	$-	$4.0

The changes in the balances of Level 3 financial assets for the three and nine months ended September 30, 2009 were as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2009				September 30, 2009
(Millions)	U.S. Corporate Securities	Foreign Securities	Other	Total	U.S. Corporate Securities	Foreign Securities	Other	Total
Beginning balance	$151.3	$212.0	$141.1	$504.4	$144.6	$180.4	$160.0	$485.0
Net realized and unrealized gains (losses):
Included in earnings	(.1)	6.0	3.2	9.1	3.7	11.1	10.0	24.8
Included in other comprehensive income	2.3	10.8	8.9	22.0	(.4)	25.3	6.7	31.6
Other (1)	2.1	6.0	9.8	17.9	7.3	3.4	12.8	23.5
Purchases, issuances and settlements	(2.4)	24.1	(9.3)	12.4	(18.1)	35.5	(43.9)	(26.5)
Transfers out of Level 3 (2)	(19.6)	(6.9)	(14.1)	(40.6)	(3.5)	(3.7)	(6.0)	(13.2)
Ending Balance	$133.6	$252.0	$139.6	$525.2	$133.6	$252.0	$139.6	$525.2
The amount of total gains and losses included in net realized capital gains attributable to the change in unrealized gains or losses related to Level 3 assets still held	$-	$-	$(.4)	$(.4)	$-	$(.1)	$(.7)	$(.8)
(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not affect our results of operations.
(2)	For financial assets that are transferred into (out of) Level 3, we use the fair value of the assets at the end (beginning) of the reporting period in this table.

The changes in the balances of Level 3 financial assets for the three and nine months ended September 30, 2008 were as follows:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
(Millions)	Debt Securities	Equity Securities	Total	Debt Securities	Equity Securities	Total
Beginning balance	$609.6	$42.3	$651.9	$642.5	$38.9	$681.4
Net realized and unrealized (losses) gains:
Included in earnings	(16.4)	-	(16.4)	(25.9)	-	(25.9)
Included in other comprehensive income	(8.1)	-	(8.1)	(11.8)	-	(11.8)
Other (1)	(11.4)	4.3	(7.1)	(23.5)	14.3	(9.2)
Purchases, issuances and settlements	(19.6)	(7.3)	(26.9)	(32.8)	(29.6)	(62.4)
Transfers in and/or (out of) Level 3 (2)	(28.8)	-	(28.8)	(23.2)	15.7	(7.5)
Ending Balance	$525.3	$39.3	$564.6	$525.3	$39.3	$564.6
The amount of total losses included in net realized capital losses attributable to the change in unrealized gains or losses related to Level 3 assets still held	$(14.3)	$-	$(14.3)	$(24.0)	$-	$(24.0)
(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not affect our results of operations.
(2)	For financial assets that are transferred into (out of) Level 3, we use the fair value of the assets at the end (beginning) of the reporting period in this table.

Financial Instruments Not Measured at Fair Value in our Balance Sheets
The following is a description of the valuation methodologies used for estimating the fair value of our financial assets and liabilities that are measured at adjusted cost or contract value.

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

The carrying value and estimated fair value of certain of our financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Assets:
Mortgage loans	$1,603.4	$1,515.8	$1,679.9	$1,622.9
Liabilities:
Investment contract liabilities:
With a fixed maturity	33.3	34.5	39.1	38.0
Without a fixed maturity	521.5	484.6	525.6	428.8
Long-term debt	3,639.2	3,879.2	3,638.3	3,372.2

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

Separate Account financial assets with changes in fair value measured on a recurring basis at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009				December 31, 2008
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt Securities	$866.7	$2,781.2	$145.8	$3,793.7	$631.5	$2,412.1	$365.1	$3,408.7
Equity Securities	1,572.5	1.0	-	1,573.5	1,629.2	2.1	-	1,631.3
Derivatives	-	1.2	-	1.2	-	(.1)	-	(.1)
Real Estate	-	-	71.3	71.3	-	-	86.7	86.7
Total (1)	$2,439.2	$2,783.4	$217.1	$5,439.7	$2,260.7	$2,414.1	$451.8	$5,126.6
(1)	Excludes $610.7 million and $793.3 million of cash and cash equivalents and other receivables at September 30, 2009 and December 31, 2008, respectively.

The changes in the balances of Level 3 Separate Account financial assets for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended
	September 30, 2009			September 30, 2008
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$172.3	$71.3	$243.6	$267.7	$837.5	$1,105.2
Total (losses) gains accrued to contract holders	(3.2)	-	(3.2)	.5	(33.1)	(32.6)
Purchases, issuances and settlements	2.8	-	2.8	(.6)	(42.6)	(43.2)
Transfers out of Level 3 (1)	(26.1)	-	(26.1)	(6.3)	-	(6.3)
Transfers of Separate Account assets to UBS (2)	-	-	-	-	(666.4)	(666.4)
Ending Balance	$145.8	$71.3	$217.1	$261.3	$95.4	$356.7

	Nine Months Ended
	September 30, 2009			September 30, 2008
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$365.1	$86.7	$451.8	$291.4	$12,541.8	$12,833.2
Total losses accrued to contract holders	(109.9)	(15.2)	(125.1)	(5.4)	(36.8)	(42.2)
Purchases, issuances and settlements	(106.7)	(.2)	(106.9)	(12.4)	(88.8)	(101.2)
Transfers out of Level 3 (1)	(2.7)	-	(2.7)	(12.3)	-	(12.3)
Transfers of Separate Account assets to UBS (2)	-	-	-	-	(12,320.8)	(12,320.8)
Ending Balance	$145.8	$71.3	$217.1	$261.3	$95.4	$356.7
(1)	For financial assets that are transferred into (out of) Level 3, we use the fair value of the assets at the end (beginning) of the reporting period in this table.
(2)	On September 30, 2008 and February 28, 2008, approximately $692 million and $11.7 billion, respectively, of our Separate Account assets were transitioned out of our business.

13.	Commitments and Contingencies

Litigation and Regulatory Proceedings
Out-of-Network Benefit Proceedings
We are named as a defendant in several purported class actions and individual lawsuits arising out of our practices related to the payment of claims for services rendered to our members by health care providers with whom we do not have a contract (“out-of-network providers”).  Other major health insurers are also the subject of similar litigation.  Among other things, these lawsuits charge that we paid too little to our health plan members and/or providers for these services, among other reasons because of our use of data provided by Ingenix, Inc., a subsidiary of one of our competitors (“Ingenix”).

Various plaintiffs who are health care providers or medical associations seek to represent nationwide classes of out-of-network providers who provided services to our members during the period from 2001 to the present.  Various plaintiffs who are members in our health plans seek to represent nationwide classes of our members who received services from out-of-network providers during the period from 2001 to the present. Taken together, these lawsuits allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act and federal antitrust laws, either acting alone or in concert with our competitors.  The purported classes seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and seek to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.  Individual lawsuits that generally contain similar allegations and seek similar relief have been brought by a health plan member and an out-of-network provider.

The first class action case was commenced on July 30, 2007.  The federal Judicial Panel on Multi-District Litigation (the “MDL Panel”) has consolidated these class action cases in federal district court in New Jersey under the caption In re: Aetna UCR Litigation, MDL No. 2020 (“MDL 2020”).  In addition, the MDL Panel has transferred the individual lawsuits to MDL 2020.  We intend to vigorously defend ourselves against the claims brought in these cases, which are in their preliminary stages.

On January 15, 2009, Aetna and the New York Attorney General announced an agreement relating to an industry-wide investigation into certain payment practices with respect to out-of-network providers.  In October 2009, pursuant to the agreement, we contributed $20 million towards the establishment of an independent database system to provide fee information regarding out-of-network reimbursement rates.  When the new database is operational, we will cease using databases owned by Ingenix and will use the new database for a period of at least five years in connection with out-of-network reimbursements in those benefit plans that employ a reasonable and customary standard for out-of-network reimbursements.  In February 2009, we agreed with the New York Attorney General and the Texas Attorney General to reimburse college student members for approximately $5 million of claims relating to care rendered by out-of-network providers.  In March 2009, we paid an administrative penalty of $2.5 million to the New Jersey Department of Banking and Insurance in connection with our out-of-network benefit payment practices.

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

Securities Class Action Litigation
Two purported class action lawsuits were pending in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Federal Court”) against Aetna and certain of its current or former officers and/or directors.  On October 24, 2007, the Southeastern Pennsylvania Transportation Authority filed suit on behalf of all purchasers of Aetna common stock between October 27, 2005 and April 27, 2006.  The second lawsuit was filed on November 27, 2007, by the Plumbers and Pipefitters Local 51 Pension Fund on behalf of all purchasers of our common stock between July 28, 2005 and July 27, 2006.  On June 3, 2008, plaintiffs in these two lawsuits filed a consolidated complaint in the Pennsylvania Federal Court on behalf of all purchasers of our common stock between October 27, 2005 and July 27, 2006.  The consolidated complaint (the “Securities Class Action Litigation”) supersedes and replaces the two previous complaints.  The plaintiffs allege that Aetna and four of its current or former officers and/or directors, John W. Rowe, M.D., Ronald A. Williams, Alan M. Bennett and Craig R. Callen (collectively, the “Defendants”), violated federal securities laws. The plaintiffs allege misrepresentations and omissions regarding, among other things, our medical benefit ratios and health plan pricing practices, as well as insider trading by Dr. Rowe and Messrs. Bennett and Callen.  The plaintiffs seek compensatory damages plus interest and attorneys’ fees, among other remedies.  On June 9, 2009, the Pennsylvania Federal Court granted Aetna’s motion to dismiss the consolidated complaint.  On July 7, 2009, the plaintiffs filed a notice of appeal of the Pennsylvania Federal Court’s order dismissing the consolidated complaint.  The Defendants intend to vigorously defend themselves against the claims brought in the Securities Class Action Litigation.

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

In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and attorneys general, the Office of the Inspector General, and other state and federal authorities, including inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our business practices, including our overall claims processing and payment practices, our business practices with respect to our small business customers (such as rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, in connection with their consideration of health care reform legislation, as well as the investigation by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, rescission of insurance coverage, limited benefit health products, pharmacy benefit management practices and claim payment practices (including payments to out-of-network providers).  As a leading national health care benefits company, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

We are unable to predict at this time the ultimate outcome of the matters described above, and it is reasonably possible that their outcome could be material to us.

14.	Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment.  It is added to our business segments in order to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and, beginning on January 1, 2009, the financing components of our pension and other post-retirement benefit plan expense (the service cost components of this expense are allocated to our business segments).  Prior periods have been reclassified to reflect this change.

Summarized financial information of our segments for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Financing	Company
Three months ended September 30, 2009
Revenue from external customers	$7,940.4	$457.1	$43.5	$-	$8,441.0
Operating earnings (loss) (1)	345.7	33.3	6.7	(77.5)	308.2
Three months ended September 30, 2008
Revenue from external customers	$7,257.7	$448.5	$45.4	$-	$7,751.6
Operating earnings (loss) (1)	496.8	46.4	8.8	(15.3)	536.7

Nine months ended September 30, 2009
Revenue from external customers	$23,687.3	$1,386.5	$136.3	$-	$25,210.1
Operating earnings (loss) (1)	1,151.1	117.9	23.6	(233.3)	1,059.3
Nine months ended September 30, 2008
Revenue from external customers	$21,399.5	$1,335.3	$162.3	$-	$22,897.1
Operating earnings (loss) (1)	1,366.3	119.1	26.8	(39.6)	1,472.6
(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

A reconciliation of operating earnings to net income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Operating earnings	$308.2	$536.7	$1,059.3	$1,472.6
Net realized capital gains (losses)	18.0	(232.0)	26.4	(284.3)
Litigation-related insurance proceeds (1)	-	-	24.9	-
Allowance on reinsurance recoverable (1)	-	(27.4)	-	(27.4)
Reduction of reserve for anticipated future losses on discontinued products (1)	-	-	-	28.5
Net income	$326.2	$277.3	$1,110.6	$1,189.4
(1)	The following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:
▪
Following a Pennsylvania Supreme Court ruling in June 2009, we received $24.9 million ($38.2 million pretax) from one of our liability insurers related to certain litigation we settled in 2003.  We are continuing to litigate similar claims against certain of our other liability insurers.

▪
As a result of the liquidation proceedings of Lehman Re, we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax) in the three and nine months ended September 30, 2008.  This reinsurance is on a closed book of paid-up group whole life insurance business.

▪
We reduced the reserve for anticipated future losses on discontinued products by $28.5 million ($43.8 million pretax) in the nine months ended September 30, 2008.  Refer to Note 15 beginning on page 23 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

15.	Discontinued Products

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expectation of future losses remains consistent with prior projections, the results of the discontinued products are applied to the reserve and do not affect net income.  However, if actual or expected future losses are greater than we currently estimate, we may have to increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may have to decrease the reserve, which could favorably impact net income.  The reserve for anticipated future losses is included in future policy benefits on our balance sheet.

As a result of this review, the reserve at September 30, 2009 reflects management’s best estimate of anticipated future losses.  In the nine months ended September 30, 2008, $44 million ($29 million after tax) of the reserve was released primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2009 and 2008 was as follows (pretax):

(Millions)	2009	2008
Reserve, beginning of period	$790.4	$1,052.3
Operating loss	(32.1)	(43.1)
Cumulative effect of new accounting standard as of April 1, 2009 (1)	42.1	-
Net realized capital losses	(12.1)	(100.7)
Reserve reduction	-	(43.8)
Reserve, end of period	$788.3	$864.7
(1)
The adoption of new accounting guidance for other-than-temporary impairments of debt securities resulted in a cumulative effect adjustment at April 1, 2009.  Refer to Note 2 beginning on page 5 for additional information.  This amount is not reflected in accumulated other comprehensive loss and retained earnings in our shareholders’ equity since the results of discontinued products do not impact our results of operations.

During the nine months ended September 30, 2009, our discontinued products reflected an operating loss and net realized capital losses, both attributable to the unfavorable investment conditions that existed from the latter half of 2008 through the second quarter of 2009.  We have evaluated the operating losses and net realized capital losses in 2009 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at September 30, 2009.

Assets and liabilities supporting discontinued products at September 30, 2009 and December 31, 2008 were as follows: (1)

	September 30,	December 31,
(Millions)	2009	2008
Assets:
Debt and equity securities available for sale	$2,528.4	$2,382.4
Mortgage loans	565.9	585.8
Other investments	624.6	666.9
Total investments	3,718.9	3,635.1
Other assets	155.5	133.4
Collateral received under securities loan agreements	68.1	150.7
Current and deferred income taxes	56.0	82.2
Receivable from continuing products (2)	456.4	436.0
Total assets	$4,454.9	$4,437.4

Liabilities:
Future policy benefits	$3,340.6	$3,446.4
Policyholders' funds	12.1	16.7
Reserve for anticipated future losses on discontinued products	788.3	790.4
Collateral payable under securities loan agreements	68.1	150.7
Other liabilities (3)	245.8	33.2
Total liabilities	$4,454.9	$4,437.4
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2) (3)
The receivable from continuing products is eliminated in consolidation.
Net unrealized capital gains and losses on debt securities available for sale are included in other liabilities at September 30, 2009 and  December 31, 2008 and are not reflected in consolidated shareholders’ equity.

Distributions on discontinued products for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Scheduled contract maturities, settlements and benefit payments	$113.1	$113.3	$338.6	$343.6
Participant-directed withdrawals	-	-	.1	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

16.	Subsequent Event

In October 2009, we reached an agreement with Express Scripts, Inc. and one of its subsidiaries to settle certain litigation in which we were the plaintiff.  Under the applicable settlement agreement, we received approximately $30 million, net of fees and expenses, which will be reflected in our results of operations in the fourth quarter of 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2009, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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
October 29, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 36.3 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, and medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at September 30, 2009 and December 31, 2008 and results of operations for the three and nine months ended September 30, 2009 and 2008.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2008 Annual Report on Form 10-K (the “2008 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Revenue:
Health Care	$8,048.6	$7,132.5	$23,984.9	$21,424.0
Group Insurance	541.1	393.6	1,617.5	1,372.3
Large Case Pensions	132.7	98.5	405.5	395.1
Total revenue	8,722.4	7,624.6	26,007.9	23,191.4
Net income	326.2	277.3	1,110.6	1,189.4
Operating earnings: (1)
Health Care	345.7	496.8	1,151.1	1,366.3
Group Insurance	33.3	46.4	117.9	119.1
Large Case Pensions	6.7	8.8	23.6	26.8
Cash flows from operations			1,855.8	1,752.4
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this MD&A on page 27 for a discussion of non-GAAP measures.  Refer to pages 28, 32 and 33 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

The operating earnings of our business segments for the three and nine months ended September 30, 2009 were lower than the corresponding periods in 2008, primarily due to lower Commercial underwriting margins in our Health Care segment.  During the three and nine months ended September 30, 2009, our Commercial health care products experienced increased per member per month health care costs that outpaced the increase in per member premiums, which resulted in a higher Commercial medical benefit ratio and a lower Commercial underwriting margin in 2009.

Additionally, operating earnings reflect higher health care revenue for the three and nine months ended September 30, 2009 compared with the corresponding periods in 2008, driven by growth in membership and premium rate increases for renewing membership in 2009.  We experienced membership growth in both our administrative services contract (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) and Insured (where we assume all or a majority of the risk for medical and dental care costs) products.  At September 30, 2009, we served approximately 19.0 million medical members (consisting of approximately 34% Insured members and 66% ASC members), 14.2 million dental members and 11.2 million pharmacy members.

We continued to generate strong cash flows from operations in 2009, generating $2.0 billion of cash flows from operations in our Health Care and Group Insurance businesses during the nine months ended September 30, 2009.  These cash flows funded ordinary course operating activities and our share repurchase programs.  During the nine months ended September 30, 2009, we repurchased approximately 25 million shares of our common stock at a cost of approximately $662 million.

TRICARE Managed Care Support Contract
In July 2009, we were awarded the TRICARE managed care support contract for the North Region by the U.S. Department of Defense.  Under this administrative services contract, which commences in 2010, we expect to support health care delivery to approximately 2.8 million eligible beneficiaries who are active duty service members, retirees and family members based in the 21 states of TRICARE's North Region.  The contract consists of five one-year option periods.  The contract award is subject to a pending appeal by the incumbent, and a decision on the appeal is expected in early November, 2009.  We cannot predict the outcome of the appeal.

Pending Acquisition
On July 31, 2009, we announced an agreement to acquire Horizon Behavioral Services, LLC, a leading provider of employee assistance programs, for approximately $70 million, which we expect to finance with available resources.  We expect to close this transaction after satisfaction of customary closing conditions, including receipt of regulatory approvals.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements on page 22.  Each segment’s discussion of results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment.  It is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and, beginning in 2009, the financing components of our pension plan and OPEB plan expense (the service cost components of this expense are allocated to our business segments).  Prior periods have been reclassified to reflect this change.

Our discussion of the results of operations of each business segment is based on operating earnings, which exclude realized capital gains and losses as well as other items, if any, from net income reported in accordance with GAAP.  We believe excluding realized capital gains and losses from net income to arrive at operating earnings provides more useful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however, these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that do not relate to the ordinary course of our business from net income to arrive at operating earnings.  In each segment discussion in this MD&A, we present a table that reconciles operating earnings to net income reported in accordance with GAAP.  Each table details the net realized capital gains and losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

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

Operating Summary for the Three and Nine Months Ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Premiums:
Commerical	$5,415.5	$5,086.6	$16,107.5	$14,924.4
Medicare	1,434.2	1,209.9	4,313.2	3,631.7
Medicaid	243.1	154.3	694.8	437.1
Total premiums	7,092.8	6,450.8	21,115.5	18,993.2
Fees and other revenue	847.6	806.9	2,571.8	2,406.3
Net investment income	97.4	88.5	290.7	269.9
Net realized capital gains (losses)	10.8	(213.7)	6.9	(245.4)
Total revenue	8,048.6	7,132.5	23,984.9	21,424.0
Health care costs	6,069.6	5,216.6	17,976.2	15,456.1
Operating expenses:
Selling expenses	289.7	259.0	869.1	789.6
General and administrative expenses	1,132.0	1,076.9	3,261.4	3,230.8
Total operating expenses	1,421.7	1,335.9	4,130.5	4,020.4
Amortization of other acquired intangible assets	22.2	23.7	67.8	75.3
Total benefits and expenses	7,513.5	6,576.2	22,174.5	19,551.8
Income before income taxes	535.1	556.3	1,810.4	1,872.2
Income taxes	178.6	198.4	627.5	665.4
Net income	$356.5	$357.9	$1,182.9	$1,206.8

The table presented below reconciles net income to operating earnings reported in accordance with GAAP for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Net income	$356.5	$357.9	$1,182.9	$1,206.8
Litigation-related insurance proceeds (1)	-	-	(24.9)	-
Net realized capital (gains) losses	(10.8)	138.9	(6.9)	159.5
Operating earnings	$345.7	$496.8	$1,151.1	$1,366.3
(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we received $24.9 million ($38.2 million pretax) from one of our liability insurers related to certain litigation we settled in 2003.  We believe these litigation-related insurance proceeds neither relate to the ordinary course of our business nor reflect our underlying business performance, and therefore, we have excluded them from operating earnings in the nine months ended September 30, 2009.  We are continuing to litigate similar claims against certain of our other liability insurers.

Operating earnings for the three and nine months ended September 30, 2009, when compared to the corresponding periods in 2008, reflect a significantly lower underwriting margin, particularly for Commercial products (refer to discussion of Commercial results on page 29) partially offset by growth in premiums and fees and other revenue, higher net investment income and continued operating expense efficiencies (total operating expenses divided by total revenue).  The growth in premiums and fees and other revenue resulted from increases in membership levels as well as premium rate increases for renewing membership.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three and nine months ended September 30, 2009 and 2008, our MBRs by product were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Commercial	85.6%	80.3%	84.4%	80.2%
Medicare	85.4%	83.0%	87.2%	85.3%
Medicaid	86.6%	81.1%	89.8%	87.7%
Total	85.6%	80.9%	85.1%	81.4%

For the three months ended September 30, 2009, we had approximately $30 million of favorable development of prior-period health care cost estimates.  This development was not significant for our Commercial, Medicare, or Medicaid products when analyzed separately.

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

The operating results of our Commercial products reflect significantly lower underwriting margins in the three and nine months ended September 30, 2009.
Commercial premiums increased approximately $329 million and $1.2 billion for the three and nine months ended September 30, 2009, respectively, when compared to the corresponding periods in 2008.  This increase primarily reflects premium rate increases on renewing business and higher membership levels.

Our Commercial MBR was 85.6% and 84.4% for the three and nine months ended September 30, 2009, respectively, and 80.3% and 80.2%, respectively, for the corresponding periods in 2008.  The Commercial MBRs for the three and nine months ended September 30, 2009 were substantially higher than the corresponding periods in 2008, reflecting a percentage increase in our per member health care costs that outpaced the percentage increase in per member premiums.  The increase in per member health care costs was driven primarily by continued higher claim intensity, higher costs from the H1N1 influenza and higher costs from higher participation rates in health care continuation coverage afforded to individuals under the Consolidated Omnibus Budget Reconciliation Act of 1986 ("COBRA") (refer to our discussion of our Regulatory Environment beginning on page 39).

For the three months ended September 30, 2008, we had approximately $56 million of unfavorable development of prior period Commercial health care cost estimates.  This development was driven by unusually high paid claims activity in the third quarter primarily related to second quarter 2008 dates of service.  We had no significant development of prior period Commercial health care cost estimates for the three months ended September 30, 2009.   Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2008 Annual Report for a discussion of Health Care Costs Payable.

Medicare results for the three and nine months ended September 30, 2009 reflect growth from the corresponding periods in 2008.
Medicare premiums increased approximately $224 million and $682 million for the three and nine months ended September 30, 2009, compared to the corresponding periods in 2008.  This increase primarily reflects growth in our group private-fee-for-service (“PFFS”) Medicare Advantage plans, increases in supplemental premiums across all our Medicare Advantage products, rate increases from the Centers for Medicare & Medicaid Services (“CMS”) and true-ups of premium estimates for specified risk adjustments from CMS.

Our Medicare MBRs for the three and nine months ended September 30, 2009 were 85.4% and 87.2%, respectively, compared to 83.0% and 85.3% for the corresponding periods in 2008.  The Medicare MBRs for the three and nine months ended September 30, 2009 were higher than the corresponding period in 2008.  For the three months ended September 30, 2008, we had approximately $26 million of favorable development of prior period Medicare health care cost estimates.  Excluding this development, our Medicare MBR was consistent in the three months ended September 30, 2009 and 2008.  We had no significant development of prior period Medicare health care cost estimates for the three months ended September 30, 2009.

Health Care Costs Payable
We consider the estimate of our health care costs payable to be a critical accounting estimate.  Our 2008 Annual Report contains detailed information about this accounting estimate (refer to Critical Accounting Estimates in our 2008 Annual Report for additional information).  During the three and nine months ended September 30, 2009, we experienced increased health care costs, primarily in our Commercial products, as described on page 29 and have factored this experience into our current estimates of health care costs payable.  We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations as of September 30, 2009; however, our actual health care costs may differ from our estimates.

Other Sources of Revenue
Fees and other revenue increased approximately $41 million and $166 million for the three and nine months ended September 30, 2009, respectively, compared to the corresponding periods in 2008, reflecting growth in ASC membership as described in the Membership table below.

Net realized capital gains were not significant for the three and nine months ended September 30, 2009.  Net realized capital losses for the three and nine months ended September 30, 2008 were due primarily to other-than-temporary impairments of debt securities (refer to Investments – Net Realized Capital Gains and Losses on page 11 for additional information).  Net realized capital losses for the three months ended September 30, 2008 were also due to net losses on the sale of debt securities.

Membership
Health Care’s membership at September 30, 2009 and 2008 was as follows:

	2009			2008
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,676	11,906	17,582	5,525	10,931	16,456
Medicare	428	-	428	365	-	365
Medicaid	300	717	1,017	180	667	847
Total Medical Membership	6,404	12,623	19,027	6,070	11,598	17,668

Consumer-Directed Health Plans (1)			1,862			1,412

Dental:
Commercial	5,032	7,436	12,468	4,995	7,543	12,538
Medicare and Medicaid	254	422	676	226	402	628
Network Access (2)	-	1,039	1,039	-	951	951
Total Dental Membership	5,286	8,897	14,183	5,221	8,896	14,117

Pharmacy:
Commercial			9,882			9,809
Medicare PDP (stand-alone)			338			372
Medicare Advantage PDP			233			193
Medicaid			29			23
Total Pharmacy Benefit Management Services			10,482			10,397
Mail Order (3)			673			657
Total Pharmacy Membership			11,155			11,054
(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.
(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(3)	Represents members who purchased medications through our mail order pharmacy operations during the third quarter of 2009 and 2008, respectively, and are included in pharmacy membership above.

Total medical, dental and pharmacy membership at September 30, 2009 increased compared to September 30, 2008.  The increase in medical membership was primarily due to growth in Commercial membership, driven by growth within existing plan sponsors and new customers, net of lapses, and Medicaid membership attributable to a new Insured contract.

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

Sequentially, medical, dental and pharmacy membership at September 30, 2009 decreased compared to June 30, 2009.  We project that medical membership will continue to decline sequentially through the first quarter of 2010.

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

Operating Summary for the Three and Nine Months Ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Premiums:
Life	$270.0	$267.4	$826.6	$796.6
Disability	144.2	135.3	425.0	399.8
Long-term care	16.5	21.5	53.0	65.5
Total premiums	430.7	424.2	1,304.6	1,261.9
Fees and other revenue	26.4	24.3	81.9	73.4
Net investment income	71.1	62.7	204.6	192.2
Net realized capital gains (losses)	12.9	(117.6)	26.4	(155.2)
Total revenue	541.1	393.6	1,617.5	1,372.3
Current and future benefits	388.3	355.3	1,145.5	1,087.2
Operating expenses:
Selling expenses	22.5	23.2	69.4	72.0
General and administrative expenses	69.1	66.7	209.0	198.1
Allowance on reinsurance recoverable	-	42.2	-	42.2
Total operating expenses	91.6	132.1	278.4	312.3
Amortization of other acquired intangible assets	1.7	1.7	5.1	5.2
Total benefits and expenses	481.6	489.1	1,429.0	1,404.7
Income (loss) before income taxes	59.5	(95.5)	188.5	(32.4)
Income taxes	13.3	(38.0)	44.2	(23.2)
Net income (loss)	$46.2	$(57.5)	$144.3	$(9.2)

The table presented below reconciles net income to operating earnings reported in accordance with GAAP for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Net income (loss)	$46.2	$(57.5)	$144.3	$(9.2)
Net realized capital (gains) losses	(12.9)	76.5	(26.4)	100.9
Allowance on reinsurance recoverable (1)	-	27.4	-	27.4
Operating earnings	$33.3	$46.4	$117.9	$119.1
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

Operating earnings decreased in the three months ended September 30, 2009 compared to the corresponding period in 2008 primarily reflecting a lower underwriting margin (premiums less current and future benefits) in our life products due to higher death claims.

The group benefit ratio was 90.2% and 87.8% for the three and nine months ended September 30, 2009, respectively, compared to 83.8% and 86.2% for the corresponding periods in 2008.  The increase in the group benefit ratio for the three and nine months ended September 30, 2009 compared to the corresponding periods in 2008 was primarily due to unfavorable life experience.

Net realized capital gains were not significant for the three and nine months ended September 30, 2009.  Net realized capital losses for the three and nine months ended September 30, 2008 were due primarily to other-than-temporary impairments of debt securities (refer to Investments – Net Realized Capital Gains and Losses on page 11 for additional information) and net losses from the sale of debt securities.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Premiums	$40.7	$42.5	$127.8	$153.3
Net investment income	94.9	78.6	276.1	269.6
Other revenue	2.8	2.9	8.5	9.0
Net realized capital losses	(5.7)	(25.5)	(6.9)	(36.8)
Total revenue	132.7	98.5	405.5	395.1
Current and future benefits	126.2	109.4	376.1	387.2
General and administrative expenses	3.6	3.6	6.8	11.4
Reduction of reserve for anticipated future losses on discontinued products	-	-	-	(43.8)
Total benefits and expenses	129.8	113.0	382.9	354.8
Income (loss) before income taxes	2.9	(14.5)	22.6	40.3
Income taxes	1.9	(6.7)	5.9	8.9
Net income (loss)	$1.0	$(7.8)	$16.7	$31.4

The table presented below reconciles net income to operating earnings reported in accordance with GAAP for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Net income (loss)	$1.0	$(7.8)	$16.7	$31.4
Reduction of reserve for anticipated future losses on discontinued products (1)	-	-	-	(28.5)
Net realized capital losses	5.7	16.6	6.9	23.9
Operating earnings	$6.7	$8.8	$23.6	$26.8
(1)
In 1993, we discontinued the sale of our fully-guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly.  Changes in this reserve are recognized when deemed appropriate.  In the nine months ended September 30, 2008, we reduced the reserve for anticipated future losses on discontinued products by $28.5 million ($43.8 million pretax).  We believe excluding any changes to the reserve for anticipated future losses on discontinued products provides more useful information as to our continuing products and is consistent with the treatment of the results of operations of these discontinued products, which are credited or charged to the reserve and do not affect our results of operations.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us and we projected that they would continue to generate losses over their life (which is greater than 30 years), so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 23.  Please refer to this note for additional information.

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

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, the reserve at September 30, 2009 reflects management’s best estimate of anticipated future losses.  During the nine months ended September 30, 2008, $44 million ($29 million after tax) of the reserve was released primarily due to favorable mortality and retirement experience compared to assumptions we previously made in estimating the reserve.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2009 and 2008 was as follows (pretax):

(Millions)	2009	2008
Reserve, beginning of period	$790.4	$1,052.3
Operating loss	(32.1)	(43.1)
Cumulative effect of new accounting standard as of April 1, 2009 (1)	42.1	-
Net realized capital losses	(12.1)	(100.7)
Reserve reduction	-	(43.8)
Reserve, end of period	$788.3	$864.7
(1)
The adoption of new accounting guidance for other-than-temporary impairments (“OTTI”) resulted in a cumulative effect adjustment.  This adjustment represents OTTI securities held at April 1, 2009 that we do not intend to sell.  Refer to Note 2 beginning on page 5 for additional information.  This amount is not reflected in accumulated other comprehensive loss and retained earnings in our shareholders’ equity since the results of discontinued products do not impact our results of operations.

During the nine months ended September 30, 2009, our discontinued products reflected an operating loss and net realized capital losses, both attributable to the unfavorable investment conditions that existed from the latter half of 2008 through the second quarter of 2009.  Net realized capital losses for the three and nine months ended September 30, 2008 were due primarily to other-than-temporary impairments of debt securities (refer to Investments – Net Realized Capital Gains and Losses beginning on page 11 for additional information) and derivative losses partially offset by net gains on the sale of equity securities.  Additionally, net realized capital losses for the three months ended September 30, 2008 were also due to net losses on the sale of debt securities.

We have evaluated the operating losses and net realized capital losses in 2009 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at September 30, 2009.

Assets Managed by Large Case Pensions
At September 30, 2009 and 2008, Large Case Pensions assets under management consisted of the following:

(Millions)	2009	2008
Assets under management: (1)
Fully-guaranteed discontinued products	$3,709.6	$$3,966.6
Experience-rated	4,615.1	4,245.9
Non-guaranteed	2,662.9	2,713.4
Total assets under management	$10,987.6	$10,925.9
(1)	Excludes net unrealized capital gains (losses) of $250.9 million and $(198.9) million at September 30, 2009 and 2008, respectively.

Assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2009	2008	2009	2008
Scheduled contract maturities and benefit payments (1)	$66.2	$73.2	$200.5	$242.9
Contract holder withdrawals other than scheduled contract maturities
and benefit payments	.2	6.4	.9	29.0
Participant-directed withdrawals	.8	1.2	2.5	2.4
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

INVESTMENTS

At September 30, 2009 and December 31, 2008 our investment portfolio consisted of the following:

	September 30,	December 31,
(Millions)	2009	2008
Debt and equity securities available for sale	$16,160.7	$13,993.3
Mortgage loans	1,603.4	1,679.9
Other investments	1,205.7	1,196.2
Total investments	$18,969.8	$16,869.4

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not affect our results of operations.  Our total investments supported the following products at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(Millions)	2009	2008
Supporting experience-rated products	$1,645.3	$1,582.8
Supporting discontinued products	3,718.9	3,635.1
Supporting remaining products	13,605.6	11,651.5
Total investments	$18,969.8	$16,869.4

Debt and Equity Securities
The debt securities in our portfolio had an average credit quality rating of A+ at both September 30, 2009 and December 31, 2008, with approximately $4.6 billion and $4.3 billion, respectively, rated AAA.  Total debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.1 billion and $640 million at September 30, 2009 and December 31, 2008, respectively (of which 14% at September 30, 2009 and 18% at December 31, 2008 supported our discontinued and experience-rated products).

At September 30, 2009 and December 31, 2008, we held approximately $510 million and $824 million, respectively, of municipal debt securities and $35 million and $64 million, respectively, of structured product debt securities that were guaranteed by third parties, collectively representing approximately 3% and 5%, respectively, of our total investments.  These securities had an average credit quality rating of A+ at September 30, 2009 and AA- at December 31, 2008 with the guarantee.  Without the guarantee, the average credit quality rating of the municipal debt securities was A+ on each date.  The structured product debt securities are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, carrying them at fair value on our balance sheet.  Approximately 3% of our debt and equity securities at both September 30, 2009 and December 31, 2008 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 12 of Condensed Notes to Consolidated Financial Statements beginning on page 15 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At September 30, 2009 and December 31, 2008, our debt and equity securities had net unrealized gains (losses) of $869 million and $(500) million, respectively, of which $250 million and $(123) million, respectively, related to our experience-rated and discontinued products.

Refer to Note 6 of Condensed Notes to Consolidated Financial Statements beginning on page 7 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized losses at September 30, 2009 and December 31, 2008.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, the carrying value of the security is written down.  The amount of the credit-related impairment is included in our results of operations and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for OTTI of our debt securities is considered a critical accounting estimate.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities beginning on page 38 for additional information.

Net Realized Capital Gains and Losses
Net realized capital gains (losses) were $18 million and $26 million for the three and nine months ended September 30, 2009, respectively, and $(357) million and $(437) million for the three and nine months ended September 30, 2008, respectively.  We had no individually material realized capital losses on debt or equity securities that impacted our results of operations during the three or nine months ended September 30, 2009.

The decrease in OTTI recognized in earnings was primarily driven by a significant change in the accounting rules for the recognition of OTTI of debt securities and an overall general improvement in the economic environment in the nine months ended September 30, 2009 compared to the corresponding period in 2008.  Prior to the adoption of new accounting guidance for OTTI of debt securities on April 1, 2009, both yield and credit-related OTTI were recognized in earnings.  In contrast, on or after April 1, 2009, only credit-related impairments are recognized in earnings unless we have the intention to sell the security in an unrealized loss position, in which case the yield-related OTTI are also recognized in earnings.

For the three and nine months ended September 30, 2008, yield-related OTTI losses were $187 million and $317 million, respectively.  These yield-related impairments were primarily due to the widening of credit spreads relative to the interest rates on U.S. Treasury securities in 2008.  During 2008, significant declines in the U.S. housing market resulted in the credit and other capital markets experiencing volatility and limitations on the ability of companies to issue debt or equity securities.  The lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity resulted in credit spreads widening during 2008, particularly during the three months ended September 30, 2008.

For the three and nine months ended September 30, 2008, credit-related impairments were $105 million and $107 million, respectively, which includes credit-related OTTI losses of $103 million pretax in the three and nine months ended September 30, 2008 related to investments in debt securities of Lehman Brothers Holdings Inc. and Washington Mutual, Inc.  We had no other individually material realized capital losses on debt or equity securities that impacted our results of operations during the three or nine months ended September 30, 2008.

Mortgage Loans
Our mortgage loan portfolio (which is secured by commercial real estate) represented 8% and 10% of our total invested assets at September 30, 2009 and December 31, 2008, respectively.  There were no specific impairment reserves on these loans at September 30, 2009 or December 31, 2008.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio to our consolidated near-term financial position, results of operations and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices.  Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows at September 30, 2009.  Refer to the MD&A in our 2008 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

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

Presented below is a condensed statement of cash flows for the nine months ended September 30, 2009 and 2008.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2009	2008
Cash flows from operating activities
Health Care and Group Insurance (including Corporate Financing)	$2,040.7	$1,932.9
Large Case Pensions	(184.9)	(180.5)
Net cash provided by operating activities	1,855.8	1,752.4

Cash flows from investing activities
Health Care and Group Insurance	(956.8)	(1,629.2)
Large Case Pensions	471.8	272.5
Net cash used for investing activities	(485.0)	(1,356.7)

Net cash used for financing activities	(720.2)	(785.5)
Net increase (decrease) in cash and cash equivalents	$650.6	$(389.8)

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $2.0 billion in the nine months ended September 30, 2009 and $1.9 billion in the nine months ended September 30, 2008.

We repurchased approximately 25 million shares of common stock at a cost of approximately $662 million during the nine months ended September 30, 2009 and 38 million shares of common stock at a cost of approximately $1.7 billion during the nine months ended September 30, 2008.  At September 30, 2009, the capacity remaining under our share repurchase program was approximately $702 million.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 14 for more information.

Other Liquidity Information
On September 25, 2009, our Board declared an annual cash dividend of $.04 per common share payable to shareholders of record at the close of business on November 13, 2009.  The dividend will be paid on November 30, 2009.  Our Board reviews our common stock dividend annually.  Among the factors considered by our Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

We use short-term commercial paper borrowings from time to time to address timing differences between cash receipts and disbursements.  The maximum amount of commercial paper borrowings outstanding during the nine months ended September 30, 2009 was $493 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”).  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions.  There were no amounts outstanding under the Facility at any time during the period ending September 30, 2009.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 28% at September 30, 2009.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance and pledging or selling of assets.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements on page 14 for additional information on our short-term and long-term debt.

Interest expense was $61 million and $183 million for the three and nine months ended September 30, 2009, respectively, compared to $61 million and $172 million, respectively, for the corresponding periods in 2008.  The increase in interest expense in 2009 related to higher overall average long-term debt levels as a result of our issuance of senior notes in September 2008.

Other Common Stock Transactions
On February 13, 2009, approximately 5.2 million stock appreciation rights, .5 million restricted stock units and .7 million performance stock units were granted to certain employees.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 14 for additional information.

Ratings
At October 28, 2009, the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper)	AMB-2	F1	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A	+
(1)	Aetna’s senior debt and ALIC’s financial strength have a stable outlook from A.M. Best and Moody’s Investors Service and a negative outlook from Fitch and Standard & Poor’s.

CRITICAL ACCOUNTING ESTIMATES

As a result of our adoption of new accounting guidance relating to other-than-temporary impairments (“OTTI”) of debt securities on April 1, 2009, our analysis to assess OTTI for debt securities has changed.  Below is our updated policy.

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

REGULATORY ENVIRONMENT

The federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have or could materially impact various aspects of the health care system.  For example:

●
Addressing the affordability and availability of health insurance, including reducing the number of uninsured, is a major initiative of President Obama and the U.S. Congress.  Proposals that would address these issues are pending in the U.S. Congress and in many states.  The proposals vary, and include a public health plan that would compete with us and other private health plans for individual and small business customers, significant new taxes on the health insurance industry, individual insurance requirements, the expansion of eligibility under existing Medicaid and/or Federal Employees Health Benefit Plan programs, minimum medical benefit ratios for health plans, mandatory issuance of insurance coverage and requirements that would limit the ability of health plans and insurers to vary premiums based on assessments of underlying risk.  Among other things, these proposals may impose new taxes on us that constitute a significant portion of our income, cause premium increases for our Commercial members and reduce the pool of potential insured Commercial members.  In connection with their consideration of health care reform legislation, we have provided, and may continue to provide, information to, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our business practices, including our overall claims processing and payment practices, our business practices with respect to our small business customers (such as rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses.  While certain of these proposals would adversely affect us, at this time we cannot predict whether they will be enacted, and if enacted, the extent of the impact of these proposals on our business or results of operations.

●
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

●
ARRA also expands and strengthens the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and imposes additional limits on the use and disclosure of Protected Health Information (“PHI”).  Among other things, ARRA requires us and other covered entities to report any unauthorized release or use of or access to PHI to any impacted individuals and to the U.S. Department of Health and Human Services in those instances where the unauthorized activity poses a significant risk of financial, reputational or other harm to the individuals, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to

PHI.  ARRA also requires business associates (e.g., entities that provide services to health plans, such as electronic claims clearinghouses, print and fulfillment vendors, consultants, and us for our ASC customers) to comply with certain HIPAA provisions.  ARRA also establishes greater civil and criminal penalties for covered entities and business associates who fail to comply with HIPAA’s provisions and requires the U.S. Department of Health and Human Services to issue regulations implementing its privacy and security enhancements.  We will continue to assess the impact of these regulations on our business as they are issued.

●
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

FORWARD-LOOKING INFORMATION/RISK FACTORS

Certain information in this MD&A is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to our projections as to medical membership on page 31.  Forward-looking statements are subject to uncertainties that are outside our control and could cause actual future results to differ materially from those statements.  You should not place undue reliance on forward-looking statements, and we disclaim any intention or obligation to update or revise forward-looking statements.

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

As described in the Risk Factors section of our 2008 Annual Report, our 2009 Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and our 2009 Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, adverse economic conditions and unanticipated increases in our health care costs can significantly and adversely affect our businesses and profitability in a number of ways.  The current economic environment is challenging and less predictable than recently experienced, causing unanticipated increases and volatility in our health care costs.  For example, during the nine months ended September 30, 2009, medical costs were higher and more volatile than we predicted, which led to health care costs that were significantly higher than we projected and had reserved for in estimating our health care costs payable at March 31, 2009 and June 30, 2009.  As a result of these increases and volatility, accurately detecting, forecasting, managing and reserving for our and our self-insured customers’ medical cost trends and future health care costs has become more challenging.  In the three and nine months ended September 30, 2009, our results were adversely affected by medical costs in excess of our health care cost projections reflected in our pricing.  We cannot recover this excess during 2009 by increasing premiums.  Our profits are particularly sensitive to the accuracy of our projections of those trends and costs.  Furthermore, reductions in workforce by our customers in excess of, or occurring at a faster rate than, those we project could reduce both our revenue and membership below our projected levels and cause unanticipated increases in our health care costs because, for example, our business associated with members who have elected to receive benefits under COBRA typically has an MBR that is significantly higher than our Commercial average.  In addition, the operating results associated with our COBRA membership may be subject to a high degree of variability until we are able to gain more experience with the expected increase in COBRA membership resulting from the ARRA subsidy described in Regulatory Environment beginning on page 39.  There can be no assurance that our health care costs, business and profitability will not be adversely affected by these economy-related conditions or other factors.

In addition, legislative and regulatory developments may adversely affect our business and the health care system.  Refer to Regulatory Environment beginning on page 39.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in the MD&A – Investments beginning on page 34 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2009 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 13 of Condensed Notes to Consolidated Financial Statements, which begins on page 20 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A on page 40 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases for the three months ended September 30, 2009:

	Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
July 1, 2009 - July 31, 2009	.3	$27.66	.3	$808.4
August 1, 2009 - August 31, 2009	1.9	28.36	1.9	753.8
September 1, 2009 - September 30, 2009	1.7	29.68	1.7	702.2
Total	3.9	$28.89	3.9	N/A

On June 27, 2008 and February 27, 2009, we announced that our Board authorized two share repurchase programs each for the repurchase of up to $750 million of our common stock.  During the three months ended September 30, 2009, we repurchased approximately 4 million shares of common stock at a cost of approximately $114 million.  At September 30, 2009, we had remaining authorization to repurchase an aggregate of up to approximately $702 million of common stock remaining under the February 27, 2009 Board authorization.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 6 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 29, 2009 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: October 29, 2009	By /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 29, 2009	Electronic
related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents	Electronic

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic