Form 10-K
period 2009-12-31
AETNA INC /PA/
filed 2010-02-26
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	☐ Yes ☑ No

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009) was $10.6 billion.

There were 431.0 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The 2009 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein.  The definitive proxy statement related to Aetna Inc.’s 2010 Annual Meeting of Shareholders, to be filed on or about April 12, 2010 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2009

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I

Item 1.  Business

We are one of the nation’s leading diversified health care benefits companies, serving approximately 36.1 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, and medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

We are dedicated to helping people achieve health and financial security by providing easy access to safe, cost-effective, quality health care and protecting their finances against health-related risks.  We seek to achieve superior customer satisfaction through innovative products, comprehensive health and related benefits choices, effective service and easy-to-understand information.

The health insurance and related benefits industry continues to experience significant change.  During 2009, the federal government became increasingly focused on broad-based health care reform, and both the U.S. House of Representatives and Senate passed extensive health reform measures in November and December of 2009, respectively.  On February 22, 2010, President Obama published an alternative proposal for broad-based health care reform legislation.  If enacted, this proposal, which is similar to the legislation passed by the U.S. Senate, would significantly affect our business and results of operations.  Some of the proposed changes in this legislation include a provision for guaranteed issue of coverage in the individual and small group market with a weak mandate that requires coverage. It would also specify required benefit designs, limit rating and pricing practices and impose minimum requirements for medical benefit ratios, create new ways in which health insurance is distributed (for example, state-based health insurance exchanges), encourage additional competition (including potential incentives for new market entrants) and expand eligibility for Medicaid programs.  In addition, President Obama’s proposal would create a new federal Health Insurance Rate Authority that would significantly increase federal oversight of health plan premium rates and could adversely affect our ability to appropriately increase health plan premiums.  Financing for these reforms was expected to come, in part, from material additional fees and taxes on us and other health insurers and health plans, as well as reductions in certain levels of reimbursement under Medicare. Given recent political developments in Washington, D.C., the fate of this legislation and the nature and extent of any other new health care reform is uncertain, though it is reasonably possible that federal heath care reform in some form could be enacted. We cannot predict whether federal health care reform will be enacted, and if it is, what provisions it will contain or what effect it will have on our business or results of operations, although it could have a material adverse effect.  If enacted, health care reform would most likely require significant rule making, and we will continue to work with health care policy makers to ensure Americans have access to affordable insurance.

At the state level, forty-four states and the District of Columbia will hold a regular legislative session in 2010.  We expect state legislatures to focus on the impact of federal health care reform legislation and state budget deficits in 2010.  Proposals under consideration in U.S. Congress could significantly alter the federal structure that shapes the state regulation of health insurance.  While the federal debate is ongoing and the outcome uncertain, if federal health care reform legislation is enacted, states may be required to significantly amend numerous existing statutes and regulations.   Independent of federal efforts, we expect many states to consider legislation to, among other things, extend coverage to the uninsured through health insurance exchanges, increase the limiting age for dependent eligibility, restrict health plan rescission of individual coverage, increase mandatory medical benefit ratios, implement rating reforms and enact an autism benefit mandate.  We cannot predict whether health care reform will be enacted at the state level, and if it is, what provisions it will contain in any state or what effect it will have on our business or results of operations.

In addition, employers, consumers and state governments continue to increase their focus on health care costs and providing health insurance to the uninsured; and they continue to drive changes in the structure of health insurance and related benefits products and services.  Product features continue to evolve that are directed at containing rising health care costs, addressing affordability problems, enhancing access to quality health care services and giving members greater control and responsibility in directing their benefit dollars.  For employer-based health coverage, employers are continuing to require covered employee members to assume a greater portion of the cost of their health care and/or coverage.  These economic factors and greater consumer awareness are leading to increased popularity of products that offer flexibility in design features such as deductibles and co-payments, health savings accounts, consumer access to a broader network of health care providers and quality-based physician networks.  The industry is also subject to other forces including adverse economic conditions in the U.S. and abroad, federal and state legislative and regulatory reforms, advances in pharmaceutical and medical technology, and industry consolidation.  All of these factors can affect the competitiveness of product and service offerings, the range of industry competitors and the bases of competition.

We believe that these factors will exist for some time and will drive a continuing evolution in the health insurance and related benefits industry.  We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customer markets and have done so through organic growth and acquisitions.

Over the last five years, this focus has led to the introduction of new products, such as Aetna OneSM, our suite of integrated products such as disease management and prevention, wellness and health promotion, and health, disability and absence assessments, designed to help improve member health and productivity and lower benefit trend over time; our Personal Health Record, which provides members with online access to personal information to help them make better informed decisions about their health care; Aetna Health Connections,SM our integrated disease management program; and Medicare Part D prescription drug plans and private fee-for-service Medicare plans (“PFFS”).  We continue to develop and enhance our existing products, such as our AexcelSM physician networks, which are comprised of specialist providers who have demonstrated effectiveness in the delivery of care based on measures of clinical performance and efficiency.  We are also continuing to expand our initiative to improve the transparency of our products and pricing by utilizing our Aetna Navigator online tool to give our members access to physician-specific cost, clinical quality and efficiency information in additional select markets.

We continually evaluate acquisitions and other transactions that present strategic growth opportunities.  During 2009, we expanded our behavioral health capabilities by acquiring a leading provider of employee assistance programs to mid-sized and large employers.  More details about this acquisition are included in Note 3 of Notes to Consolidated Financial Statements on page 55 of the Annual Report which is incorporated herein by reference.

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue.  Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 19 of Notes to Consolidated Financial Statements beginning on pages 2 and 80, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue, profit and total asset information for each of our business segments.  The following is a description of each of our business segments.

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

Behavioral Health
Our behavioral health products provide members who experience mental health illness with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs.  On November 1, 2009, we acquired Horizon Behavioral Services, LLC (“Horizon”), a leading provider of employee assistance programs to mid-sized and large employers.  Horizon provides customized behavioral health solutions to employees in all 50 states.

Personal Health Record
Our Personal Health Record provides members with online access to personal information, including individual personalized messages and alerts, detailed health history based on available claims data and voluntarily submitted information, and integrated information and resources to help members make informed decisions about their health care.

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

Dental
We offer managed dental plans on an Insured and ASC basis.  We are one of the nation’s largest providers of dental coverage, based on membership at December 31, 2009.

Cofinity
Cofinity provides access to a regional health care provider network to other insurance companies, third party administrators, health plans and employers.  It has operations in Michigan, Colorado and other states.

Stop Loss
We offer medical stop loss insurance coverage for certain employers.  Under this product, we assume the costs associated with large individual claims and/or aggregate loss experience within the employer’s plan above a pre-set annual threshold.

International
We offer comprehensive health benefits and health management solutions worldwide through several different arrangements and offerings that include medical, dental, vision, life, disability and emergency assistance to expatriates, local residents and other constituents.  Our health management business collaborates with health care systems, government entities and plan sponsors around the world to design and build locally-applied health management solutions to improve health, quality and cost outcomes.

Other Commercial Products and Services
We offer a variety of other health care coverage products either as supplements to health products or as stand-alone products.  Such products, which may be offered on an Insured or an ASC basis, include indemnity and vision programs.  We also offer, directly or in cooperation with third parties, our Aetna Health ConnectionsSM disease management program which addresses over 35 chronic conditions, including asthma, diabetes, congestive heart failure and lower back pain.

In addition to Commercial health products, in select markets we also offer HMO, PPO, PFFS and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized State Children’s Health Insurance Programs (“SCHIP”).  SCHIP are state-subsidized insurance programs that provide benefits for families with uninsured children.  Our Medicare and Medicaid products include:

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO and PPO plans for eligible individuals in certain geographic areas through the Medicare Advantage program.  Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services.  We offered these plans in 219 counties in 19 states and Washington, D.C. in 2009 and are expanding to 246 counties in 22 states and Washington, D.C. in 2010.  In anticipation of changes in the PFFS network requirements that will become effective in 2011, we decided to cease offering Medicare Advantage plans in certain geographic areas in 2010.  We sold mainly individual PFFS plans in these geographic areas.

We are a national provider of the Medicare Part D Prescription Drug Program (“PDP”) in all 50 states to both individuals and employer groups.  All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan.  Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment.

We offer PFFS in select markets nationally for employer groups.  When combined with our PDP product, PFFS forms an integrated national fully-insured Medicare product for employers that provides medical and pharmacy benefits.

Medicaid and SCHIP
We offer healthcare management services for eligible Medicaid and SCHIP individuals under multi-year contracts which are subject to annual appropriations.  We offered these services on an Insured basis in five states, ASC basis in four states and targeted medical management services in four states in 2009.

Provider Networks
We contract with physicians, hospitals and other health care providers for services to our customers.  The health care providers who participate in our networks are independent contractors and are neither our employees nor our agents, except for providers who work in our mail-order and specialty pharmacy facilities.

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

At December 31, 2009, we had extensive nationwide provider networks of more than 952 thousand participating health care providers, including over 539 thousand primary care and specialist physicians and over five thousand hospitals.

PCPs
We compensate primary care physicians (“PCPs”) participating in our networks on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas.  In a fee-for-service arrangement, physicians are paid for health care services provided to the member based upon a set fee for the services provided.  Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the medical services provided to the member.  We continue to eliminate or reduce the use of capitation arrangements in many areas.  The percentage of health care costs related to capitation arrangements was 4.7% for the year ended December 31, 2009 compared to 5.0% and 5.5% for the years ended December 31, 2008 and 2007, respectively.

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

Our medical plans generally require notification of elective hospital admissions, and we monitor the length of hospital stays.  Physicians who participate in our networks generally admit their patients in network-based products to participating hospitals using referral procedures that direct the hospital to contact our patient management unit in order to confirm the patient’s membership status and facilitate the patient management process.  This unit also assists members and providers with related activities, including, if necessary, the subsequent transition to the home environment and home care.  Case management assistance for complex cases is provided by a special case unit.

Other Providers
Laboratory, imaging, urgent care and other freestanding health facility providers are generally paid under fee-for-service arrangements, except for certain laboratory services.

Quality Assessment
We seek accreditation for most of our HMO plans from the National Committee for Quality Assurance (“NCQA”), a national organization established to review the quality and medical management systems of health care plans.  Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.  As of December 31, 2009, approximately 99.9% of our HMO members participated in HMOs that had received accreditation by the NCQA.

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna, has received NCQA PPO Full Accreditation through December 11, 2010.  ALIC will undergo its resurvey in September 2010.

We also seek accreditation and certification for other products from NCQA and URAC, another national organization founded to establish standards for the health care industry.  Purchasers and consumers look to URAC’s and NCQA’s accreditation and certification as an indication that a health care organization has the necessary structures and processes to promote high-quality care and preserve patient rights.  In addition, regulators in over 70% of the states recognize NCQA’s accreditation and certification standards.

Our provider selection and credentialing/recredentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal requirements.  In addition, we are certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options through January 29, 2011.  Our URAC CVO accreditation is valid through October 1, 2012.

Our quality assessment programs for contracted providers who participate in our networks begin with the initial review of health care practitioners.  Practitioners’ licenses and education are verified, and their work history is collected by us or in some cases by the practitioner’s affiliated group or organization.  We generally require participating hospitals to be certified by CMS or accredited by the Joint Commission, the American Osteopathic Association, or Det Norske Veritas Healthcare.

We also offer quality and outcome measurement programs, quality improvement programs, and health care data analysis systems to providers and purchasers of health care services.

Principal Markets and Sales
Our medical membership generally is dispersed throughout the United States, although we serve a limited number of members in countries outside the United States.  Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 80 of the Annual Report, which is incorporated herein by reference, for additional information on our foreign customers.  We offer a broad range of traditional and consumer-directed health insurance products and related services, many of which are available nationwide.  Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by geographic region and funding arrangement at December 31, 2009, 2008 and 2007:

	2009			2008			2007
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	1,200	1,624	2,824	1,138	1,533	2,671	1,154	1,471	2,625
Mid-Atlantic	1,107	1,903	3,010	1,062	1,776	2,838	1,074	1,767	2,841
Southeast	947	1,968	2,915	969	1,814	2,783	949	1,726	2,675
North Central	902	2,503	3,405	877	2,227	3,104	783	2,271	3,054
Southwest	672	2,311	2,983	683	2,058	2,741	669	1,880	2,549
West	1,243	2,130	3,373	1,181	1,990	3,171	987	1,852	2,839
Other	286	118	404	258	135	393	133	137	270
Total medical membership	6,357	12,557	18,914	6,168	11,533	17,701	5,749	11,104	16,853

Additional information on Health Care’s membership is included in the “Membership” section of the MD&A, on page 7 of the Annual Report, which is incorporated herein by reference.

We market both Insured and ASC products and services primarily to employers that sponsor our products (also called “plan sponsors”) for the benefit of their employees and their employees’ dependents.  Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period.  Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer.  Some Health Care products are sold directly to employees of employer groups on a fully employee-funded basis.  In some cases, we bill the covered individual directly.  We also sell Insured plans directly to individual consumers in a number of states.

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

Pricing
For Commercial Insured plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period and typically have a duration of one year.  We use prospective rating methodologies in determining the premium rates charged to the majority of employer groups, and we also use retrospective rating methodologies for some groups.  Premium rates for customers with more than approximately 125 employees generally take into consideration the individual plan sponsor’s historical and anticipated claim experience where permitted by law.  Some states may prohibit the use of one or more of these rating methods for some customers, such as small employer groups, or all customers.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period.  We typically cannot recover unanticipated increases in health care costs in the current policy period; however, we may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods.  Where required by state laws, premium rates are filed and approved prior to contract inception.  Our future results could be adversely affected if the premium rates we request are not approved or are adjusted downward by state regulators.

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

We have Medicare Advantage and PDP contracts with CMS to provide HMO, PPO, PFFS and prescription drug coverage to Medicare beneficiaries in certain geographic areas.  Under these annual contracts, CMS pays us a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors.  CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium.  Our PDP contracts also provide a risk-sharing arrangement with CMS to limit our exposure to unfavorable expenses or benefit from favorable expenses.  Amounts payable under the Medicare arrangements are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis.  Premiums paid to us for Medicare products are subject to federal government reviews and audits, which can result and have resulted in retroactive and prospective premium adjustments.  In addition to payments received from CMS, most of our Medicare Advantage products and all of our PDP products require a supplemental premium to be paid by the member or sponsoring employer.  In some cases these supplemental premiums are adjusted based on the member’s income and asset levels.  Compared to Commercial products, Medicare contracts generate higher per member per month revenues and medical costs.

Under our Insured Medicaid contracts with states, government agencies pay us fixed monthly rates per member that vary by state, line of business and demographics; and we arrange, pay for and manage health care services provided to Medicaid beneficiaries.  These rates are subject to change by each state, and in some instances, provide for adjustment for health risk factors.  CMS requires these rates to be actuarially sound.  We also receive fees from our customers where we provide services under ASC Medicaid contracts.  Our ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain guarantees with respect to certain medical, financial and operational metrics, as well as certain performance guarantees regarding reduction of the claim expenses incurred under state government contracts.  Under these guarantees, we are financially at risk if the conditions of the arrangements are not met.  Payments to us under each of these Medicaid contracts are subject to the annual appropriation process in the applicable state.

We offer HMO, consumer-directed and dental plans to federal employees under the Federal Employees Health Benefit Program.  Premium rates for those plans are subject to federal government review and audit, which can result and have resulted in retroactive and prospective premium adjustments.

Our ASC plans are generally for a period of one year, but some last up to three years.  Some of our ASC contracts include performance guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain performance guarantees that claim expenses to be incurred by plan sponsors will fall within a specified range.  Under these guarantees, we are financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is typically limited to a percentage of the fees otherwise payable to us by the customer involved.

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

We believe that the significant factors that distinguish competing health plans include the perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability, geographic scope of provider networks, providers available in such networks, and quality of member support and care management programs.  We believe that we are competitive on each of these factors.  Our ability to increase the number of persons covered by our plans or to increase our revenues is affected by our ability to differentiate ourselves from our competitors on these factors.  In addition, our ability to increase the number of persons enrolled in our Insured products is affected by the desire and ability of employers to self fund their health coverage.  Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

In addition to competitive pressures affecting our ability to obtain new customers or retain existing customers, our membership has been and may continue to be affected by reductions in workforce by existing customers due to soft economic conditions, especially in the geographies where our membership is concentrated.

Our Insured products compete with local and regional health care benefits plans, in addition to health care benefits and other plans sponsored by other large commercial health benefit insurance companies and Blue Cross/Blue Shield plans.  Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit providers), integrated health care delivery organizations, health information technology companies and, for certain plans, programs sponsored by the federal or state governments.

Our ASC plans compete primarily with other large commercial health benefit insurance companies, Blue Cross/Blue Shield plans and third party administrators.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Health Care business and our statements concerning future events is included in the “Outlook for 2010” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 31 of the Annual Report, respectively, which are incorporated herein by reference.

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

•
Disability Insurance Products provide employee income replacement benefits for both short-term and long-term disability.  We also offer disability products with additional case management features.  Similar to Health Care products, we offer disability benefits on both an Insured and employer-funded basis.  We also provide absence management services to employers, including short-term and long-term disability administration and leave management.

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

We market Group Insurance products and services primarily to employers that sponsor our products for the benefit of their employees and their employees’ dependents.  Frequently, employers offer employees a choice of benefits, from which the employee makes his or her selection during a designated annual open enrollment period.  Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer.  Some Group Insurance products are sold directly to employees of employer groups on a fully employee-funded basis.  In some cases, we bill the covered individual directly.

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

Group Life Insurance In Force and Other Statistical Data
The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for 2009, 2008 and 2007:

(Dollars in Millions)	2009	2008	2007
In force, end of year	$467,850	$441,306	$461,952
Terminations (lapses and all other)	$72,180	$94,448	$67,793
Number of policies and contracts in force, end of year:
Life Contracts (1)	22,262	22,180	21,963
Conversion Policies (2)	18,788	19,493	20,439
(1)	Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.
(2)	Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Group Insurance business and our statements concerning future events is included in the “Outlook for 2010” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 31, respectively, of the Annual Report, which are incorporated herein by reference.

Large Case Pensions
Principal Products
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  Contracts provide non-guaranteed, experience-rated and guaranteed investment options through general and separate account products.  Large Case Pensions products that use separate accounts provide contract holders with a vehicle for investments under which the contract holders assume the investment risk.  Large Case Pensions earns a management fee on these separate accounts.

In 1993, we discontinued our fully-guaranteed Large Case Pensions products.  Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements beginning on page 82 in the Annual Report.  We do not actively market Large Case Pensions products, but continue to accept deposits from existing customers and manage the run-off of our existing business.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect Large Case Pensions business and our statements concerning future events is included in the “Outlook for 2010” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 3 and 31, respectively, of the Annual Report, which are incorporated herein by reference.

Other Matters

Access to Reports
Our reports to the United States Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, if any, are available without charge on our website at www.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC.  The information on our website is not incorporated by reference in this Form 10-K.  Copies of these reports are also available, without charge, from Aetna’s Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.

Regulation
Information regarding significant regulations affecting us is included in the “Regulatory Environment” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 22 and 31, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
We own the trademarks Aetna®, We Want You To Know® and CareEngine®, together with the corresponding Aetna design logo.  The patent on our CareEngine® expires in 2021.  We consider our CareEngine® and these trademarks and our other trademarks and trade names important in the operation of our business.  However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Ratings
Information regarding our ratings is included in the “Ratings” section of the MD&A, on page 15 of the Annual Report, which is incorporated herein by reference.

Miscellaneous
We had approximately 35,000 employees at December 31, 2009.

The United States federal government is a significant customer of both the Health Care segment and the Company.  Premiums and fees and other revenue paid by the federal government accounted for approximately 22% of the Health Care segment’s revenue and 21% of our consolidated revenue in 2009.  Contracts with CMS for coverage of Medicare-eligible individuals accounted for 80% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs.  No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2009.  Our segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments.  Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 80 of the Annual Report, which is incorporated herein by reference, regarding segment information.

Item 1A.  Risk Factors

The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 31 of the Annual Report, is incorporated herein by reference.

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

Item 3.  Legal Proceedings

The information contained under Litigation and Regulatory Proceedings in Note 18 of Notes to Consolidated Financial Statements, which begins on page 78 of the Annual Report, is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Aetna’s Chairman is elected by Aetna’s Board of Directors (the “Board”) and all of Aetna’s other executive officers listed on page 12 are appointed by the Board, generally at its Annual Meeting, and such persons hold office until the next Annual Meeting of the Board or until their successors are elected or appointed.  None of these officers has a family relationship with any other executive officer or Director.  In addition, there exist no arrangements or understandings, other than those with Directors or executive officers acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Executive Officer	Position*	Age *

Ronald A. Williams	Chairman and Chief Executive Officer	60

Mark T. Bertolini	President	53

Joseph M. Zubretsky	Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer	53

William J. Casazza	Senior Vice President and General Counsel	54

Margaret M. McCarthy	Chief Information Officer and Senior Vice President Innovation, Technology and Service Operations	56

Lonny Reisman, M.D.	Senior Vice President and Chief Medical Officer	54

*As of February 26, 2010

Executive Officers’ Business Experience During Past Five Years

Ronald A. Williams became Chairman on October 1, 2006, has served as Chief Executive Officer since February 14, 2006, and served as President from May 27, 2002 to July 24, 2007.  Mr. Williams is a director of American Express Company (financial services), chairman of the Council for Affordable Quality Healthcare, vice chairman of The Business Council, and is a trustee of The Conference Board and the Connecticut Science Center Board.  He also serves on the Massachusetts Institute of Technology (“MIT”) North American Executive Board and is a member of MIT’s Alfred P. Sloan Management Society.

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

Joseph M. Zubretsky became Executive Vice President and Chief Financial Officer on April 20, 2007 having served as Executive Vice President, Finance since February 28, 2007.  Mr. Zubretsky has also served as the Company’s Chief Enterprise Risk Officer since April 27, 2007.  Prior to joining Aetna, Mr. Zubretsky served as Senior Executive Vice President for Finance, Investments and Corporate Development at UnumProvident Corporation, a position he assumed in March 2005.  Prior to that, Mr. Zubretsky was Chairman and Chief Executive Officer of GAB Robins Group, a global insurance services company, as well as a partner specializing in insurance industry investments with Brera Capital Partners, a New York-based private equity firm, since 1999.

William J. Casazza became Senior Vice President and General Counsel on September 6, 2005.  He served as Senior Vice President and Deputy General Counsel from July 6, 2004 to September 6, 2005.  Mr. Casazza also served as Corporate Secretary from October 2000 to January 27, 2006.

Margaret M. McCarthy became Chief Information Officer and Senior Vice President Innovation, Technology and Service Operations on January 1, 2010.  She served as Chief Information Officer and Senior Vice President of Procurement and Real Estate from January 30, 2008 to December 31, 2009.  Prior to that, Ms. McCarthy was Senior Vice President and Chief Information Officer from June 3, 2005 to January 29, 2008 and Vice President for Business Solutions Delivery since 2003.

Lonny Reisman, M.D., became Senior Vice President and Chief Medical Officer on November 12, 2008, having served as Chief Executive Officer and as a director of ActiveHealth Management Inc. since October, 1998.  We acquired ActiveHealth Management in 2005.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET.  As of January 31, 2010, there were 9,984 record holders of our common stock.

On February 27, 2009, we announced that our Board authorized a share repurchase program for the repurchase of up to $750 million of common stock.  During the three months ended December 31, 2009, we repurchased approximately 3.7 million shares of common stock at a cost of approximately $111 million under this program.  At December 31, 2009, we had authorization to repurchase up to $591 million of common stock remaining under the February 27, 2009 authorization.

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended December 31, 2009:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
October 1, 2009 - October 31, 2009	-	$-	-	$702.2
November 1, 2009 - November 30, 2009	2.1	28.92	2.1	642.2
December 1, 2009 - December 31, 2009	1.6	31.67	1.6	591.2
Total	3.7	$30.12	3.7	N/A

We declared, and subsequently paid, an annual cash dividend in the amount of $.04 per share of common stock in each of 2009 and 2008.  Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 13 and 76, respectively, of the Annual Report, which are incorporated herein by reference.  Information regarding quarterly common stock prices is incorporated herein by reference to the Quarterly Data (unaudited) included on page 87 of the Annual Report.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A, on page 13 of the Annual Report, is incorporated herein by reference.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2009 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting, on page 85 of the Annual Report, is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm, on page 86 of the Annual Report, is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation of such control that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

Information concerning the Executive Officers of Aetna Inc. is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning our Directors, our Directors’ and certain of our executives’ compliance with Section 16(a) of the Exchange Act, our Code of Conduct (our written code of ethics) and our audit committee and audit committee financial experts is incorporated herein by reference to the information under the captions “Nominees for Directorships,” “Certain Transactions and Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Aetna’s Code of Conduct” and “Board and Committee Membership; Committee Descriptions” in the Proxy Statement.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the caption “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” and “Equity Compensation Plans” in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Director Independence” and “Related Party Transaction Policy” in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2009 and 2008 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

Financial statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 44, 48 and 86, respectively, of the Annual Report, are incorporated herein by reference.

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

10.2	$1,500,000,000 Amended and Restated Five-Year Credit Agreement dated as of March 27, 2008, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on April 1, 2008.

10.3	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-K filed on February 27, 2009. **

10.4	Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.5	Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.6	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.7	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Form 10-K filed on February 29, 2008. **

10.8	Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q/A filed on August 1, 2008. **

1 10.9
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms Of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q/A filed on August 1, 2008.  **

10.10	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated by reference to Exhibit 10.11 to Aetna Inc.’s Form 10-K filed February 27, 2009. **

10.11	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated by reference to Exhibit 10.12 to Aetna Inc.’s Form 10-K filed on February 27, 2009. **

10.12	Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated by reference to Exhibit 10.13 to Aetna Inc.'s Form 10-K filed on February 27, 2009. **

10.13	Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.14	1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 29, 2008. **

10.15
Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Form 10-K filed on February 27, 2004.  **

1 10.16
Amendment to Employment Agreement dated as of January 27, 2006 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on March 1, 2006.  **

1 10.17
Amendment No. 2 to Employment Agreement dated as of December 31, 2008 between Aetna Inc. and Ronald A. Williams, incorporated by reference to Exhibit 10.18 to Aetna Inc.’s Form 10-K filed on February 27, 2009.  **

10.18	Amendment No. 3 to Employment Agreement dated as of December 11, 2009 between Aetna Inc. and Ronald A. Williams. **

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

10.21
Amendment No. 1 to Employment Agreement dated as of December 31, 2008 between Aetna Inc. and Mark T. Bertolini, incorporated by reference to Exhibit 10.21 to Aetna Inc.’s Form 10-K filed on February 27, 2009.  **

10.22	Amendment No. 2 to Employment Agreement dated as of December 22, 2009 between Aetna Inc. and Mark T. Bertolini. **

10.23	Letter agreement dated January 25, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.’s Form 10-K filed on February 27, 2007. **

10.24
Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky, incorporated by reference to Exhibit 10.23 to Aetna Inc.’s Form 10-K filed on February 27, 2009.  **

10.25	Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 24, 2008. **

10.26
Amended and Restated Employment Agreement, dated as of December 21, 2004, between ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 29, 2009.  **

10.27
Employment Agreement Amendment, dated as of May 12, 2005, among Aetna Inc., ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 29, 2009.  **

10.28
Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, between Aetna Inc. and Lonny Reisman, M.D., incorporated by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 29, 2009.  **

10.29
Description of certain arrangements not embodied in formal documents, as described under the headings “2009 Non-management Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement. **

11	Statement re: computation of per share earnings
11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements on page 55 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

1 13	Annual report to security holders
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

14	Code of Ethics
14.1	Aetna Inc. Code of Conduct, as amended on December 4, 2009.

21	Subsidiaries of the registrant
21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney
24.1	Power of Attorney.

31	Rule 13a – 14(a)/15d – 14(e) Certifications
31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications
32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Copies of exhibits will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.
**	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.

Under the date of February 26, 2010, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, as contained in the Annual Report on Form 10-K for the year ended December 31, 2009.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2 and 5 to the financial statements, effective April 1, 2009, the Company changed its method of accounting for other-than-temporary impairments of debt securities due to the adoption of new accounting guidance issued by the Financial Accounting Standards Board.

/s/ KPMG LLP

Hartford, Connecticut
February 26, 2010

Schedule I – Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2009	2008	2007
Net investment income	$2.8	$10.5	$26.0
Other income	30.2	-	-
Net realized capital losses	(3.5)	(11.6)	(.9)
Total revenue	29.5	(1.1)	25.1
Operating expenses	95.8	69.9	112.7
Interest expense	243.5	236.0	180.3
Total expenses	339.3	305.9	293.0
Loss before income tax benefit and equity in earnings of affiliates, net	(309.8)	(307.0)	(267.9)
Income tax benefit	104.7	86.6	97.1
Equity in earnings of affiliates, net (1)	1,481.6	1,604.5	2,001.8
Net income	$1,276.5	$1,384.1	$1,831.0
(1)	Includes amortization of other acquired intangible assets after tax of $63.2 million, $70.3 million and $63.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$75.3	$33.8
Investments	43.7	63.4
Other receivables	142.5	99.3
Income taxes receivable	-	16.1
Deferred income taxes	70.4	63.0
Other current assets	13.0	19.2
Total current assets	344.9	294.8
Investment in affiliates (1)	14,285.1	12,643.2
Long-term investments	42.2	-
Deferred income taxes	578.7	539.7
Other long-term assets	26.0	27.5
Total assets	$15,276.9	$13,505.2

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$480.8	$215.7
Income tax payable	6.4	-
Accrued expenses and other current liabilities	341.4	262.3
Total current liabilities	828.6	478.0
Long-term debt	3,639.5	3,638.3
Employee benefit liabilities	1,269.3	1,169.6
Other long-term liabilities	35.7	32.9
Total liabilities	5,773.1	5,318.8
Shareholders' equity:
Common stock ($.01 par value; 2.7 billion shares authorized; 430.8 million and 456.3 million shares issued and outstanding in 2009 and 2008, respectively) and additional
paid-in capital	470.1	351.2
Retained earnings	10,256.7	9,716.5
Accumulated other comprehensive loss	(1,223.0)	(1,881.3)
Total shareholders' equity	9,503.8	8,186.4
Total liabilities and shareholders' equity	$15,276.9	$13,505.2
(1)	Includes goodwill and other acquired intangible assets of $5.7 billion and $5.8 billion at December 31, 2009 and 2008, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders’ Equity

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	(Loss) Income	Equity	Income (Loss)
Balance at December 31, 2006	516.0	$366.2	$9,404.6	$(625.7)	$9,145.1
Cumulative effect of new accounting standards (Note 2)	-	-	(1.0)	113.9	112.9
Beginning balance at January 1, 2007, as adjusted	516.0	366.2	9,403.6	(511.8)	9,258.0
Comprehensive income:
Net income	-	-	1,831.0	-	1,831.0	$1,831.0
Other comprehensive income:
Net unrealized losses on securities	-	-	-	(13.2)	(13.2)
Net foreign currency and derivative losses	-	-	-	(12.2)	(12.2)
Pension and OPEB plans	-	-	-	248.8	248.8
Other comprehensive income	-	-	-	223.4	223.4	223.4
Total comprehensive income						$2,054.4
Common shares issued for benefit plans,
including tax benefits	13.5	415.0	-	-	415.0
Repurchases of common shares	(33.2)	(592.4)	(1,076.6)	-	(1,669.0)
Dividends declared ($.04 per share)	-	-	(20.0)	-	(20.0)

Balance at December 31, 2007	496.3	188.8	10,138.0	(288.4)	10,038.4
Comprehensive income:
Net income	-	-	1,384.1	-	1,384.1	$1,384.1
Other comprehensive loss:
Net unrealized losses on securities	-	-	-	(282.6)	(282.6)
Net foreign currency and derivative losses	-	-	-	(15.7)	(15.7)
Pension and OPEB plans	-	-	-	(1,294.6)	(1,294.6)
Other comprehensive loss	-	-	-	(1,592.9)	(1,592.9)	(1,592.9)
Total comprehensive loss						$(208.8)
Common shares issued for benefit plans,
including tax benefits	2.9	162.9	-	-	162.9
Repurchases of common shares	(42.9)	(.5)	(1,787.2)	-	(1,787.7)
Dividends declared ($.04 per share)	-	-	(18.4)	-	(18.4)

Balance at December 31, 2008	456.3	351.2	9,716.5	(1,881.3)	8,186.4
Cumulative effect of adopting new accounting standard at April 1, 2009 (Note 2)	-	-	53.7	(53.7)	-
Comprehensive income:
Net income	-	-	1,276.5	-	1,276.5	$1,276.5
Other comprehensive income:
Net unrealized gains on securities	-	-	-	619.0	619.0
Net foreign currency and derivative gains	-	-	-	34.0	34.0
Pension and OPEB plans	-	-	-	59.0	59.0
Other comprehensive income	-	-	-	712.0	712.0	712.0
Total comprehensive income						$1,988.5
Common shares issued for benefit plans,
including tax benefits	3.4	119.2	-	-	119.2
Repurchases of common shares	(28.9)	(.3)	(772.7)	-	(773.0)
Dividends declared ($.04 per share)	-	-	(17.3)	-	(17.3)
Balance at December 31, 2009	430.8	$470.1	$10,256.7	$(1,223.0)	$9,503.8

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2009	2008	2007
Cash flows from operating activities:
Net income	$1,276.5	$1,384.1	$1,831.0
Adjustments to reconcile net income to net cash used for operating activities:
Equity earnings of affiliates (1)	(1,481.6)	(1,604.5)	(2,001.8)
Stock-based compensation expense	90.7	95.7	89.4
Net realized capital losses	3.5	11.6	.9
Net change in other assets and other liabilities	151.0	(150.0)	(119.3)
Net cash provided by (used for) operating activities	40.1	(263.1)	(199.8)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	20.9	78.0	-
Cost of investments	(1.0)	(1.3)	(14.5)
Dividends received from affiliates, net	444.1	1,355.2	842.4
Net cash provided by investing activities	464.0	1,431.9	827.9
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	-	484.8	663.9
Net issuance of short-term debt	266.1	116.5	99.5
Common shares issued under benefit plans	14.8	29.7	170.8
Stock-based compensation tax benefits	5.1	27.8	153.2
Common shares repurchased	(773.0)	(1,787.7)	(1,695.6)
Collateral held on interest rate swaps	41.7	-	-
Dividends paid to shareholders	(17.3)	(18.4)	(20.0)
Net cash used for financing activities	(462.6)	(1,147.3)	(628.2)
Net increase (decrease) in cash and cash equivalents	41.5	21.5	(.1)
Cash and cash equivalents, beginning of period	33.8	12.3	12.4
Cash and cash equivalents, end of period	$75.3	$33.8	$12.3
Supplemental cash flow information:
Interest paid	$244.4	$227.1	$177.3
Income taxes refunded	62.9	236.6	292.8
(1)	Includes amortization of other acquired intangible assets after tax of $63.2 million, $70.3 million and $63.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1.	Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”).  The financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2009 and 2008 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2.	Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 48 of the Annual Report, for the summary of significant accounting policies.

3.	Dividends

Cash dividends received from subsidiaries and included in net cash provided by (used for) operating entities in the Statements of Cash Flows were $961 million, $1.8 billion and $1.5 billion in 2009, 2008 and 2007, respectively.

4.	Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 55 of the Annual Report, for a description of acquisitions and dispositions.

5.	Other Comprehensive Income (Loss)

Refer to Note 9 of Notes to Consolidated Financial Statements, beginning on page 62 of the Annual Report, for a description of accumulated other comprehensive income (loss).

6.	Debt

Refer to Note 14 of Notes to Consolidated Financial Statements, on page 75 of the Annual Report, for a description of debt.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2010	Aetna Inc.

By: /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Ronald A. Williams	Chairman and Chief	February 26, 2010
Ronald A. Williams	Executive Officer
(Principal Executive Officer)

/s/ Joseph M. Zubretsky	Executive Vice President and	February 26, 2010
Joseph M. Zubretsky	Chief Financial Officer
(Principal Financial Officer)

/s/ Rajan Parmeswar	Vice President, Controller and	February 26, 2010
Rajan Parmeswar	Chief Accounting Officer
(Principal Accounting Officer)

Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Earl G. Graves *	Director
Gerald Greenwald *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By: /s/ Rajan Parmeswar
Rajan Parmeswar Attorney-in-fact February 26, 2010

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

10	Material contracts

10.18	Amendment No. 3 to Employment Agreement dated as of December 11, 2009 between Aetna Inc. and Ronald A. Williams.	Electronic

10.22	Amendment No. 2 to Employment Agreement dated as of December 22, 2009 between Aetna Inc. and Mark T. Bertolini.	Electronic

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

13	Annual report to security holders

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
Electronic

14	Code of Ethics

14.1	Aetna Inc. Code of Conduct, as amended on December 4, 2009.	Electronic

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.	Electronic

24	Power of Attorney

24.1	Power of Attorney.	Electronic

31	Rule 13a – 14(a)/15d – 14(e) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.