Form 10-Q
period 2010-03-31
AETNA INC /PA/
filed 2010-04-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended March 31, 2010

or

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

There were 424.9 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at March 31, 2010.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2010

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

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2010	2009
Revenue:
Health care premiums	$ 6,895.1	$ 6,992.2
Other premiums	474.7	485.1
Fees and other revenue (1)	899.8	893.0
Net investment income	275.2	249.2
Net realized capital gains (losses)	76.7	(4.8)
Total revenue	8,621.5	8,614.7
Benefits and expenses:
Health care costs (2)	5,691.0	5,804.2
Current and future benefits	527.0	503.3
Operating expenses:
Selling expenses	321.5	322.5
General and administrative expenses	1,195.7	1,229.8
Total operating expenses	1,517.2	1,552.3
Interest expense	60.9	61.5
Amortization of other acquired intangible assets	24.4	24.5
Total benefits and expenses	7,820.5	7,945.8
Income before income taxes	801.0	668.9
Income taxes:
Current	216.1	208.3
Deferred	22.3	22.8
Total income taxes	238.4	231.1
Net income	$ 562.6	$ 437.8
Earnings per common share:
Basic	$ 1.30	$ .97
Diluted	$ 1.28	$ .95
(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $20.4 million and $14.8 million (net of pharmaceutical and processing costs of $353.6 million and $397.9 million) for the three months ended March 31, 2010 and 2009, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $31.2 million and $30.0 million for the three months ended March 31, 2010 and 2009, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At March 31,	At December 31,
(Millions)	2010	2009
Assets:
Current assets:
Cash and cash equivalents	$ 1,570.4	$ 1,203.6
Investments	2,851.9	2,922.7
Premiums receivable, net	758.8	630.4
Other receivables, net	634.0	626.7
Accrued investment income	216.0	209.2
Collateral received under securities loan agreements	422.4	210.0
Income taxes receivable	-	89.5
Deferred income taxes	284.7	383.4
Other current assets	688.2	551.4
Total current assets	7,426.4	6,826.9
Long-term investments	17,809.5	17,051.1
Reinsurance recoverables	978.0	986.9
Goodwill	5,145.7	5,146.2
Other acquired intangible assets, net	566.3	590.7
Property and equipment, net	556.3	551.0
Deferred income taxes	350.5	333.4
Other long-term assets	770.6	781.1
Separate Accounts assets	5,369.5	6,283.1
Total assets	$ 38,972.8	$ 38,550.4
Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$ 2,965.4	$ 2,895.3
Future policy benefits	736.0	739.6
Unpaid claims	579.0	559.5
Unearned premiums	411.2	306.4
Policyholders' funds	831.9	788.3
Collateral payable under securities loan agreements	422.4	210.0
Short-term debt	479.6	480.8
Current portion of long-term debt	449.7	-
Income taxes payable	117.3	-
Accrued expenses and other current liabilities	2,851.9	2,484.3
Total current liabilities	9,844.4	8,464.2
Future policy benefits	6,433.2	6,470.1
Unpaid claims	1,470.8	1,453.0
Policyholders' funds	1,307.1	1,294.1
Long-term debt	3,190.1	3,639.5
Other long-term liabilities	1,433.8	1,442.6
Separate Accounts liabilities	5,369.5	6,283.1
Total liabilities	29,048.9	29,046.6
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock ($.01 par value; 2.7 billion shares authorized; 424.9 million and 430.8 million
shares issued and outstanding in 2010 and 2009, respectively) and additional paid-in capital	499.2	470.1
Retained earnings	10,567.4	10,256.7
Accumulated other comprehensive loss	(1,142.7)	(1,223.0)
Total shareholders' equity	9,923.9	9,503.8
Total liabilities and shareholders' equity	$ 38,972.8	$ 38,550.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Three Months Ended March 31, 2010
Balance at December 31, 2009	430.8	$ 470.1	$ 10,256.7	$ (1,223.0)	$ 9,503.8
Comprehensive income:
Net income	-	-	562.6	-	562.6	$ 562.6
Other comprehensive income (Note 6):
Net unrealized gains on securities	-	-	-	52.4	52.4
Net foreign currency and derivative losses	-	-	-	(4.6)	(4.6)
Pension and OPEB plans	-	-	-	32.5	32.5
Other comprehensive income	-	-	-	80.3	80.3	80.3
Total comprehensive income						$ 642.9
Common shares issued for benefit plans,
including tax benefits	1.3	29.2	-	-	29.2
Repurchases of common shares	(7.2)	(.1)	(251.9)	-	(252.0)
Balance at March 31, 2010	424.9	$ 499.2	$ 10,567.4	$ (1,142.7)	$ 9,923.9

Three Months Ended March 31, 2009
Balance at December 31, 2008	456.3	$ 351.2	$ 9,716.5	$ (1,881.3)	$ 8,186.4
Comprehensive income:
Net income	-	-	437.8	-	437.8	$ 437.8
Other comprehensive loss (Note 6):
Net unrealized losses on securities	-	-	-	(65.3)	(65.3)
Net foreign currency and derivative gains	-	-	-	2.4	2.4
Pension and OPEB plans	-	-	-	34.7	34.7
Other comprehensive loss	-	-	-	(28.2)	(28.2)	(28.2)
Total comprehensive income						$ 409.6
Common shares issued for benefit plans,
including tax benefits	1.0	44.9	-	-	44.9
Repurchases of common shares	(10.4)	(.1)	(276.9)	-	(277.0)
Balance at March 31, 2009	446.9	$ 396.0	$ 9,877.4	$ (1,909.5)	$ 8,363.9

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2010	2009
Cash flows from operating activities:
Net income	$ 562.6	$ 437.8
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(76.7)	4.8
Depreciation and amortization	102.3	97.0
Equity in earnings of affiliates, net	(11.4)	10.2
Stock-based compensation expense	27.6	37.2
Accretion of net investment discount	(11.6)	(16.5)
Changes in assets and liabilities:
Accrued investment income	(6.8)	4.0
Premiums due and other receivables	(93.3)	(256.9)
Income taxes	235.6	216.7
Other assets and other liabilities	(66.1)	(68.7)
Health care and insurance liabilities	174.7	361.7
Other, net	.4	(1.0)
Net cash provided by operating activities	837.3	826.3
Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,462.2	2,490.7
Cost of investments	(2,686.4)	(2,287.3)
Increase in property, equipment and software	(74.5)	(88.6)
Cash used for acquisition, net of cash acquired	(.1)	-
Net cash (used for) provided by investing activities	(298.8)	114.8
Cash flows from financing activities:
Net repayment of short-term debt	(1.3)	(114.8)
Deposits and interest credited for investment contracts	1.6	1.9
Withdrawals of investment contracts	(3.7)	(3.9)
Common shares issued under benefit plans	3.6	3.7
Stock-based compensation tax benefits	(1.0)	3.6
Common shares repurchased	(162.0)	(263.8)
Collateral on interest rate swaps	(8.9)	-
Net cash used for financing activities	(171.7)	(373.3)
Net increase in cash and cash equivalents	366.8	567.8
Cash and cash equivalents, beginning of period	1,203.6	1,179.5
Cash and cash equivalents, end of period	$ 1,570.4	$ 1,747.3
Supplemental cash flow information:
Interest paid	$ 35.0	$ 36.8
Income taxes paid	3.7	10.9

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 14 beginning on page 20 or additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2009 Annual Report on Form 10-K (our “2009 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2009 Annual Report, unless the information contained in those disclosures materially changed or is required by GAAP.  We have evaluated subsequent events from the balance sheet date through the date the financials were issued and determined there were no other items to disclose.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) released revised accounting guidance for variable interest entities (“VIEs”).  This accounting guidance removes the quantitative-based risks-and-rewards calculation previously used to assess whether a company must consolidate a VIE and, instead, requires a variable interest holder to qualitatively assess whether it has a controlling financial interest in the VIE.  This accounting guidance was effective on January 1, 2010.  The adoption of this new accounting guidance did not impact our financial position or results of operations.  Refer to Note 5 beginning on page 7 for additional information.

Recognition and Presentation of Other-Than-Temporary Impairments
Effective April 1, 2009, we adopted new accounting guidance issued by the FASB for other-than-temporary impairments (“OTTI”) of debt securities. This guidance establishes new criteria for the recognition of OTTI on debt securities and also requires additional financial statement disclosure. The new criteria require OTTI to be recognized if either we determine a credit-related loss has occurred or we have the intention to sell a security that is in an unrealized capital loss position. Refer to Note 5 beginning on page 7 for additional information.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (i.e., the numerator) by the weighted average number of common shares outstanding (i.e., the denominator) during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of stock options and stock appreciation rights (“SARs”), but only if the effect is dilutive.

The computations of basic and diluted EPS for the three months ended March 31, 2010 and 2009 are as follows:

(Millions, except per common share data)	2010	2009
Net income	$ 562.6	$ 437.8
Weighted average shares used to compute basic EPS	431.4	452.7
Dilutive effect of outstanding stock-based compensation awards (1)	8.2	8.9
Weighted average shares used to compute diluted EPS	439.6	461.6
Basic EPS	$ 1.30	$ .97
Diluted EPS	$ 1.28	$ .95
(1)
Approximately 18.9 and 19.5 million SARs (with exercise prices ranging from $32.11 to $59.76) and 5.8 and 6.2 million stock options (with exercise prices ranging from $33.38 to $42.35 and $35.34 to $42.35) were not included in the calculation of diluted EPS for the three months ended March 31, 2010 and 2009, respectively, as their exercise prices were greater than the average market price of Aetna common shares during such periods.

4.	Operating Expenses

For the three months ended March 31, 2010 and 2009, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2010		2009
Selling expenses	$ 321.5		$ 322.5
General and administrative expenses:
Salaries and related benefits	767.8		750.2
Other general and administrative expenses	427.9	(1)	479.6
Total general and administrative expenses	1,195.7		1,229.8
Total operating expenses	$ 1,517.2		$ 1,552.3
(1)	Includes litigation-related insurance proceeds of $70.0 million for 2010. Refer to the reconciliation of operating earnings to net income in Note 13 beginning on page 19 for additional information.

5.	Investments

Total investments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010			December 31, 2009
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$ 2,750.7	$ 15,098.1	$ 17,848.8	$ 2,834.8	$ 14,324.9	$ 17,159.7
Mortgage loans	98.4	1,457.6	1,556.0	86.1	1,507.9	1,594.0
Other investments	2.8	1,253.8	1,256.6	1.8	1,218.3	1,220.1
Total investments	$ 2,851.9	$ 17,809.5	$ 20,661.4	$ 2,922.7	$ 17,051.1	$ 19,973.8

Debt and Equity Securities
Debt and equity securities available for sale at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(Millions)	Cost	Gains	Losses		Value
March 31, 2010
Debt securities:
U.S. government securities	$ 1,947.6	$ 56.3	$ (.9)		$ 2,003.0
States, municipalities and political subdivisions	2,159.9	80.6	(20.5)		2,220.0
U.S. corporate securities	6,866.9	484.5	(32.1)		7,319.3
Foreign securities	2,690.7	210.7	(15.4)		2,886.0
Residential mortgage-backed securities	1,337.0	54.8	(3.3)	(1)	1,388.5
Commercial mortgage-backed securities	1,146.0	68.4	(59.8)	(1)	1,154.6
Other asset-backed securities	475.0	25.5	(5.7)	(1)	494.8
Redeemable preferred securities	347.5	21.5	(26.2)		342.8
Total debt securities	16,970.6	1,002.3	(163.9)		17,809.0
Equity securities	35.3	7.3	(2.8)		39.8
Total debt and equity securities (2)	$ 17,005.9	$ 1,009.6	$ (166.7)		$ 17,848.8

December 31, 2009
Debt securities:
U.S. government securities	$ 1,801.3	$ 50.7	$ (5.2)		$1,846.8
States, municipalities and political subdivisions	2,022.2	80.7	(27.5)		2,075.4
U.S. corporate securities	6,741.9	497.1	(54.4)		7,184.6
Foreign securities	2,554.5	210.9	(20.9)		2,744.5
Residential mortgage-backed securities	1,375.8	49.4	(5.0)	(1)	1,420.2
Commercial mortgage-backed securities	1,109.8	37.6	(104.0)	(1)	1,043.4
Other asset-backed securities	419.6	25.0	(8.2)	(1)	436.4
Redeemable preferred securities	381.9	27.8	(41.0)		368.7
Total debt securities	16,407.0	979.2	(266.2)		17,120.0
Equity securities	35.3	7.9	(3.5)		39.7
Total debt and equity securities (2)	$ 16,442.3	$ 987.1	$ (269.7)		$ 17,159.7
(1)
At March 31, 2010 and December 31, 2009, we held securities for which we had recognized a credit-related impairment in the past.  For the three months ended March 31, 2010, we recognized $6.0 million of non-credit-related impairments in other comprehensive loss related to these securities (as of March 31, 2010 and December 31, 2009, these securities had a net unrealized capital loss of $12.0 million and $17.2 million, respectively).

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 14 beginning on page 20 for additional information on our accounting for discontinued products).  At March 31, 2010, investments with a fair value of $4.0 billion, gross unrealized capital gains of $303.5 million and gross unrealized capital losses of $50.0 million and, at December 31, 2009, investments with a fair value of $4.0 billion, gross unrealized capital gains of $285.6 million and gross unrealized capital losses of $78.2 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The fair value of debt securities at March 31, 2010 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.
Fair
(Millions)	Value
Due to mature:
Less than one year	$ 721.1
One year through five years	3,614.2
After five years through ten years	5,351.7
Greater than ten years	5,084.1
Residential mortgage-backed securities	1,388.5
Commercial mortgage-backed securities	1,154.6
Other asset-backed securities	494.8
Total	$ 17,809.0

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2010 were as follows:

	Supporting discontinued		Supporting remaining
	and experience-rated products		products		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
Due to mature:
Less than one year	$ 1.2	$ -	$ 32.1	$ 1.3	$ 33.3	$ 1.3
One year through five years	22.6	.4	460.1	5.7	482.7	6.1
After five years through ten years	160.2	2.2	622.1	8.3	782.3	10.5
Greater than ten years	490.8	34.7	881.2	42.5	1,372.0	77.2
Residential mortgage-backed securities	-	-	363.2	3.3	363.2	3.3
Commercial mortgage-backed securities	63.6	9.4	207.1	50.4	270.7	59.8
Other asset-backed securities	18.2	.5	73.2	5.2	91.4	5.7
Total	$ 756.6	$ 47.2	$ 2,639.0	$ 116.7	$ 3,395.6	$ 163.9

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2010 were agency (e.g., Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) issued and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2010, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of 3.1 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At March 31, 2010, these securities had an average quality rating of AA+ and a weighted average duration of 3.4 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans, etc.).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2010, these securities had an average quality rating of AA- and a weighted average duration of 2.1 years.

Unrealized Capital and Net Realized Capital Gains (Losses)
When a debt or equity security is in an unrealized capital loss position, we monitor the duration and severity of the loss to determine if sufficient market recovery can occur within a reasonable period of time. As described in Note 2 beginning on page 5, effective April 1, 2009, we recognize an OTTI when we intend to sell a security that is in an unrealized capital loss position or if we determine a credit-related loss has occurred. Prior to April 1, 2009, we would recognize an OTTI on a security in an unrealized capital loss position if we did not have the intention and ability to hold the security until it recovered its value.

Summarized below are the debt and equity securities we held at March 31, 2010, and December 31, 2009, that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Debt securities:
U.S. government securities	$ 103.0	$ .3	$ 24.2	$ .6	$ 127.2	$ .9
States, municipalities and political subdivisions	300.0	6.4	213.5	14.1	513.5	20.5
U.S. corporate securities	754.9	12.0	543.5	20.1	1,298.4	32.1
Foreign securities	403.3	5.7	105.5	9.7	508.8	15.4
Residential mortgage-backed securites	355.0	3.0	8.2	.3	363.2	3.3
Commercial mortgage-backed securities	18.6	.4	252.1	59.4	270.7	59.8
Other asset-backed securities	76.8	5.3	14.6	.4	91.4	5.7
Redeemable preferred securities	39.3	3.6	183.1	22.6	222.4	26.2
Total debt securities	2,050.9	36.7	1,344.7	127.2	3,395.6	163.9
Equity securities	.6	.2	23.4	2.6	24.0	2.8
Total debt and equity securities (1)	$ 2,051.5	$ 36.9	$ 1,368.1	$ 129.8	$ 3,419.6	$ 166.7

December 31, 2009
Debt securities:
U.S. government securities	$ 1,062.5	$ 4.8	$ 19.3	$ .4	$ 1,081.8	$ 5.2
States, municipalities and political subdivisions	292.2	10.6	216.7	16.9	508.9	27.5
U.S. corporate securities	730.2	16.8	681.4	37.6	1,411.6	54.4
Foreign securities	418.1	9.0	110.4	11.9	528.5	20.9
Residential mortgage-backed securites	383.0	4.7	8.2	.3	391.2	5.0
Commercial mortgage-backed securities	129.7	3.1	401.6	100.9	531.3	104.0
Other asset-backed securities	46.6	7.5	16.7	.7	63.3	8.2
Redeemable preferred securities	49.1	8.8	198.5	32.2	247.6	41.0
Total debt securities	3,111.4	65.3	1,652.8	200.9	4,764.2	266.2
Equity securities	3.9	1.6	18.8	1.9	22.7	3.5
Total debt and equity securities (1)	$ 3,115.3	$ 66.9	$ 1,671.6	$ 202.8	$ 4,786.9	$ 269.7
(1)
At March 31, 2010 and December 31, 2009, debt and equity securities in an unrealized capital loss position of $50.0 million and $78.2 million, respectively, and with related fair value of $780.2 million and $1.0 billion, respectively, related to discontinued and experience-rated products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by external rating agencies and our internal credit analysts and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  Unrealized capital losses at March 31, 2010 and December 31, 2009 were generally caused by the widening of credit spreads on these particular securities relative to the interest rates on U.S. Treasury securities.  As of March 31, 2010, we did not have an intention to sell the securities that were in an unrealized capital loss position.

Net realized capital gains (losses) for the three months ended March 31, 2010 and 2009, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:
	Three Months Ended
	March 31,
(Millions)	2010	2009
OTTI losses on securities	$ (19.8)	$ (42.9)
Portion of OTTI losses recognized in other comprehensive income	6.0	-
Net OTTI losses on securities recognized in earnings	(13.8)	(42.9)
Net realized capital gains, excluding OTTI losses on securities	90.5	38.1
Net realized capital gains (losses)	$ 76.7	$ (4.8)

The decrease in OTTI recognized in earnings in 2010 compared to 2009 was primarily related to a change in the accounting guidance for the recognition of OTTI of debt securities.  Prior to the adoption of new accounting guidance for OTTI of debt securities on April 1, 2009, both yield- and credit-related OTTI were recognized in earnings if we could not assert our intention to hold the security until recovery.  In contrast, after April 1, 2009, only credit-related impairments are recognized in earnings unless we have the intention to sell the security in an unrealized capital loss position, in which case the yield-related OTTI is also recognized in earnings.  Refer to Note 2 beginning on page 5 for more information.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for three months ended March 31, 2010 and 2009 were as follows:

	For the Three Months Ended March 31,
(Millions)	2010	2009
Proceeds on sales	$2,365.4	$2,430.9
Gross realized capital gains	108.7	54.6
Gross realized capital losses	(8.2)	(18.9)

Variable Interest Entities (“VIEs”)
We have relationships with certain real estate and hedge fund partnerships that are considered VIEs.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at March 31, 2010 and December 31, 2009 of approximately $116 million and $125 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not believe to be significant.  We do not have a future obligation to fund losses or debt on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.0 billion and $5.1 billion at March 31, 2010 and December 31, 2009, respectively.  The hedge fund partnerships had total assets of approximately $6.6 billion and $5.7 billion at March 31, 2010 and December 31, 2009, respectively.

Credit Default Swaps
We sell credit protection via credit default swap contracts to improve the return and diversification profile of our investment portfolio.  Our contracts are limited to credit exposure on individual entities or investment-grade indices and have terms no longer than five years.  We would have to pay under these contracts based on certain defined triggering events such as bankruptcy and failure to pay interest or principal on the underlying obligation.  The fair value and maximum amount of future payments for these credit default swaps at March 31, 2010 were $0 and $9 million, respectively, and at December 31, 2009 were $.1 million and $18 million, respectively.  At March 31, 2010, we were not required to make any payments to our counterparties for risks covered by these credit default swaps.

Non-controlling Interests
Certain of our investment holdings are partially-owned by third parties.  At March 31, 2010 and December 31, 2009, $79 million and $77 million, respectively, of our investment holdings were partially owned by third parties.  The non-controlling entities’ share of these investments was included in accrued expenses and other current liabilities.  Net investment gains (losses) related to these interests were $1.6 million and $(.3) million for the three months ended March 31, 2010 and 2009, respectively.  These non-controlling interests did not have a material impact on our financial position or results of operations.

Net Investment Income
Sources of net investment income for the three months ended March 31, 2010 and 2009 were as follows:

(Millions)	2010	2009
Debt securities	$ 236.4	$ 223.6
Mortgage loans	26.7	29.2
Other	18.6	3.5
Gross investment income	281.7	256.3
Less: investment expenses	(6.5)	(7.1)
Net investment income (1)	$ 275.2	$ 249.2
(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 14 beginning on page 20 for additional information on our accounting for discontinued products).  Net investment income includes $89.5 million and $80.5 million for the three months ended March 31, 2010 and 2009, respectively, related to investments supporting our experience-rated and discontinued products.

The increase in net investment income in 2010 from 2009 is primarily due to higher average asset levels and higher returns on alternative investments, partially offset by lower average yields.

6.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the three months ended March 31, 2010 and 2009:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total
	Securities		Foreign			Accumulated
			Currency	Unrecognized	Unrecognized	Other
	Previously		and	Net Actuarial	Prior Service	Comprehensive
(Millions)	Impaired (1)	All Other	Derivatives	Losses	Cost	Income (Loss)
Three months ended March 31, 2010
Balance at December 31, 2009	$ 100.3	$ 235.7	$ 25.3	$ (1,623.8)	$ 39.5	$ (1,223.0)
Net unrealized gains (losses) ($226.6 pretax)	33.6	118.4	(4.7)	-	-	147.3
Reclassification to earnings ($43.2 pretax)	(51.1)	(48.5)	.1	33.4	(.9)	(67.0)
Other comprehensive (loss) income	(17.5)	69.9	(4.6)	33.4	(.9)	80.3
Balance at March 31, 2010	$ 82.8	$ 305.6	$ 20.7	$ (1,590.4)	$ 38.6	$ (1,142.7)
(1)	Represents the non-credit-related component of previously impaired debt securities that we do not intend to sell and subsequent appreciation in the fair value of securities that we intend to sell.

	Net Unrealized Gains (Losses)		Pension and OPEB Plans		Total Accumulated Other Comprehensive (Loss) Income
(Millions)	Securities	Foreign Currency and Derivatives	Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost
Three months ended March 31, 2009
Balance at December 31, 2008	$ (229.3)	$ (8.7)	$ (1,686.6)	$ 43.3	$ (1,881.3)
Net unrealized losses ($(79.1) pretax)	(60.9)	9.5	-	-	(51.4)
Reclassification to earnings ($41.9 pretax)	(4.4)	(7.1)	35.7	(1.0)	23.2
Other comprehensive (loss) income	(65.3)	2.4	35.7	(1.0)	(28.2)
Balance at March 31, 2009	$ (294.6)	$ (6.3)	$ (1,650.9)	$ 42.3	$ (1,909.5)

7.	Financial Instruments

The preparation of our consolidated financial statements in accordance with GAAP requires certain of our assets and liabilities to be reflected at their fair value, and others on another basis, such as an adjusted historical cost basis.  In this note, we provide details on the fair values of financial assets and liabilities and how we determine those fair values.  We present this information for those instruments that are reported at fair value for which the change in fair value impacts net income or other comprehensive income separately from other financial assets and liabilities.

Financial Instruments Measured at Fair Value in our Balance Sheets
Certain of our financial instruments are measured at fair value in our balance sheet.  The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP.  The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset or liability for each level:
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

Financial assets and liabilities are classified based upon the lowest level of input that is significant to the valuation.  When quoted prices in active markets for identical assets and liabilities are available, we use these quoted market prices to determine the fair value of financial assets and liabilities and classify these assets and liabilities as Level 1.  In other cases where a quoted market price for identical assets and liabilities in an active market is either not available or not observable, we estimate fair value using valuation methodologies based on available and observable market information or by using a matrix pricing model.  These financial assets and liabilities would then be classified as Level 2.  If quoted market prices are not available, we determine fair value using broker quotes or an internal analysis of each investment’s financial performance and cash flow projections.  Thus, financial assets and liabilities may be classified in Level 3 even though there may be some significant inputs that may be readily available.

The following is a description of the valuation methodologies used for our financial assets and liabilities that are measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which uses quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2010 or December 31, 2009.

We also value a certain amount of debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced by our internal staff.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2010 or December 31, 2009.  The total fair value of our broker quoted securities was approximately $398 million at March 31, 2010 and $364 million at December 31, 2009.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our residential and commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determine the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – We currently have two classifications of equity securities:  those that are publicly traded and those that are privately held.  Our publicly-traded securities are classified as Level 1 because quoted prices are available for these securities in an active market.  For privately-held equity securities, there is no active market; therefore, we classify these securities as Level 3 because we must price these securities through an internal analysis of each investment’s financial statements and cash flow projections.

Derivatives – Our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.

Our financial assets and liabilities with changes in fair value that are measured on a recurring basis in our balance sheets at March 31, 2010 and December 31, 2009 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2010
Assets:
Debt securities:
U.S. government securities	$ 1,686.8	$ 316.2	$ -	$ 2,003.0
States, municipalities and political subdivisions	-	2,208.2	11.8	2,220.0
U.S. corporate securities	-	7,197.5	121.8	7,319.3
Foreign securities	-	2,648.6	237.4	2,886.0
Residential mortgage-backed securities	-	1,388.5	-	1,388.5
Commercial mortgage-backed securities	-	1,081.8	72.8	1,154.6
Other asset-backed securities	-	490.5	4.3	494.8
Redeemable preferred securities	-	317.1	25.7	342.8
Total debt securities	1,686.8	15,648.4	473.8	17,809.0
Equity securities	1.6	-	38.2	39.8
Derivatives	-	37.3	-	37.3
Total investments	$ 1,688.4	$ 15,685.7	$ 512.0	$ 17,886.1
Liabilities:
Derivatives	$ -	$ 1.5	$ -	$ 1.5

December 31, 2009
Debt securities:
U.S. government securities	$ 1,529.4	$ 317.4	$ -	$ 1,846.8
States, municipalities and political subdivisions	-	2,062.7	12.7	2,075.4
U.S. corporate securities	-	7,056.5	128.1	7,184.6
Foreign securities	-	2,545.5	199.0	2,744.5
Residential mortgage-backed securities	-	1,420.2	-	1,420.2
Commercial mortgage-backed securities	-	971.6	71.8	1,043.4
Other asset-backed securities	-	425.4	11.0	436.4
Redeemable preferred securities	-	345.8	22.9	368.7
Total debt securities	1,529.4	15,145.1	445.5	17,120.0
Equity securities	1.7	-	38.0	39.7
Derivatives	-	44.0	-	44.0
Total investments	$ 1,531.1	$ 15,189.1	$ 483.5	$ 17,203.7

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended				Three Months Ended
	March 31, 2010				March 31, 2009
	U.S. Corporate	Foreign			Debt	Equity
(Millions)	Securities	Securities	Other	Total	Securities	Securities	Total
Beginning balance	$ 128.1	$ 199.0	$ 156.4	$ 483.5	$ 455.7	$ 29.3	$ 485.0
Net realized and unrealized gains (losses):
Included in earnings	(.2)	5.0	1.1	5.9	1.0	-	1.0
Included in other comprehensive income	(.6)	2.4	8.2	10.0	1.2	1.3	2.5
Other (1)	.2	.9	.3	1.4	(1.0)	(2.4)	(3.4)
Purchases, sales and maturities	(5.7)	14.3	(.5)	8.1	(17.1)	-	(17.1)
Transfers into (out of) Level 3 (2)	-	15.8	(12.7)	3.1	(17.2)	-	(17.2)
Ending Balance	$ 121.8	$ 237.4	$ 152.8	$ 512.0	$ 422.6	$ 28.2	$ 450.8
Amount of Level 3 net unrealized losses included in net income	$ -	$ -	$ .2	$ .2	$ (2.4)	$ -	$ (2.4)
(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our results of operations.
(2)
At January 1, 2010, we changed our practice for reporting transfers into (out of) Level 3.  Effective January 1, 2010, we use the fair value of these assets at the end of the reporting period for all financial asset transfers.  Prior to January 1, 2010, for financial assets that were transferred into (out of) Level 3, we used the fair value of the assets at the end (beginning) of the reporting period.

Financial Instruments Not Measured at Fair Value in our Balance Sheets
The following is a description of the valuation methodologies used for estimating the fair value of our financial assets and liabilities that are measured at adjusted cost or contract value.

Mortgage loans: Fair values are estimated by discounting expected mortgage loan cash flows at market rates that reflect the rates at which similar loans would be made to similar borrowers.  These rates reflect our assessment of the credit quality and the remaining duration of the loans.  The fair value estimates of mortgage loans of lower credit quality, including problem and restructured loans, are based on the estimated fair value of the underlying collateral.

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

The carrying value and estimated fair value of certain of our financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Assets:
Mortgage loans	$ 1,556.0	$ 1,521.0	$ 1,594.0	$ 1,506.5
Liabilities:
Investment contract liabilities:
With a fixed maturity	31.9	33.0	32.4	33.5
Without a fixed maturity	525.0	498.6	530.6	503.7
Long-term debt	3,639.8	3,899.5	3,639.5	3,865.9

Separate Accounts Measured at Fair Value in our Balance Sheets
Separate Account assets represent funds maintained to meet specific objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Account liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Net investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Account assets are not reflected in our statements of income, shareholders’ equity or cash flows.

Separate Account assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 12.  Separate Account assets also include investments in common/collective trusts and real estate that are carried at fair value.  The following are descriptions of the valuation methodologies used to price these investments, including the general classification pursuant to the valuation hierarchy.

Common/Collective Trusts – Common trusts invest in other collective investment funds otherwise known as the underlying funds.  The Separate Accounts’ interests in the common trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2.  The underlying assets primarily consist of foreign equity securities.  Investments in common trust funds are valued at their respective net asset value per share/unit on the valuation date.

Real Estate – The values of the underlying real estate investments are estimated using generally accepted valuation techniques and give consideration to the investment structure.  An appraisal of the underlying real estate for each of these investments is performed annually.  In the quarters in which an investment is not appraised or its valuation is not updated, fair value is based on available market information.  The valuation of a real estate investment is adjusted only if there has been a significant change in economic circumstances related to the investment since acquisition or the most recent independent valuation and upon the appraiser’s review and concurrence with the valuation.  Further, these valuations have been prepared giving consideration to the income, cost and sales comparison approaches of estimating property value.  These valuations do not necessarily represent the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller.  Therefore, these investment values are classified as Level 3.

Separate Account financial assets at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010				December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$ 937.0	$ 2,460.6	$ 101.1	$ 3,498.7	$ 752.3	$ 2,508.0	$ 97.3	$ 3,357.6
Equity securities	1,259.0	.4	-	1,259.4	1,215.1	.9	-	1,216.0
Derivatives	-	1.1	-	1.1	-	1.2	-	1.2
Common/Collective trusts	-	.1	-	.1	-	1,152.6	-	1,152.6
Real estate	-	-	70.3	70.3	-	-	71.4	71.4
Total (1)	$ 2,196.0	$ 2,462.2	$ 171.4	$ 4,829.6	$ 1,967.4	$ 3,662.7	$ 168.7	$ 5,798.8
(1)	Excludes $539.9 million and $484.3 million of cash and cash equivalents and other receivables at March 31, 2010 and December 31, 2009, respectively.

The changes in the balances of Level 3 Separate Account financial assets for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$ 97.3	$ 71.4	$ 168.7	$ 365.1	$ 86.7	$ 451.8
Total gains (losses) accrued to contract holders	(14.7)	(1.1)	(15.8)	(77.0)	(6.9)	(83.9)
Purchases, sales and maturities	18.9	-	18.9	32.3	-	32.3
Transfers (out of) into Level 3 (1)	(.4)	-	(.4)	5.0	-	5.0
Ending Balance	$ 101.1	$ 70.3	$ 171.4	$ 325.4	$ 79.8	$ 405.2
(1)
At January 1, 2010, we changed our practice for reporting transfers into (out of) Level 3.  Effective January 1, 2010, we use the fair value of these assets at the end of the reporting period for all financial asset transfers.  Prior to January 1, 2010, for financial assets that were transferred into (out of) Level 3, we used the fair value of the assets at the end (beginning) of the reporting period.

8.	Defined Benefit Retirement Plans

Components of the net periodic benefit cost of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three months ended March 31, 2010 and 2009 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2010	2009	2010	2009
Operating component:
Service cost	$ 15.3	$ 12.0	$ .1	$ .1
Amortization of prior service cost	(.5)	(.5)	(.9)	(1.0)
Total operating component (1)	14.8	11.5	(.8)	(.9)

Financing component:
Interest cost	76.6	79.1	4.5	5.5
Expected return on plan assets	(88.3)	(79.7)	(.9)	(1.0)
Recognized net actuarial loss	50.3	54.1	1.1	.8
Total financing component (1)	38.6	53.5	4.7	5.3

Net periodic benefit cost	$ 53.4	$ 65.0	$ 3.9	$ 4.4
(1)
The operating component of this expense is allocated to our business segments and the financing component is allocated to our Corporate Financing segment.  Our Corporate Financing segment is not a business segment.  It is added to our business segments to reconcile to our consolidated results.  Refer to Note 13 beginning on page 19 for additional information on our business segments.

9.	Debt

The carrying value of our long-term debt at March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
(Millions)	2010	2009
Senior notes, 5.75%, due 2011	$ 449.9	$ 449.9
Senior notes, 7.875%, due 2011	449.7	449.5
Senior notes, 6.0%, due 2016	747.2	747.1
Senior notes, 6.5%, due 2018	498.8	498.8
Senior notes, 6.625%, due 2036	798.6	798.6
Senior notes, 6.75%, due 2037	695.6	695.6
Total long-term debt	3,639.8	3,639.5
Less current portion of long-term debt (1)	449.7	-
Long-term debt, less current portion	$ 3,190.1	$ 3,639.5
(1)	At March 31, 2010, the 7.875% senior notes due March 2011 have been classified as current in the accompanying consolidated balance sheet at March 31, 2010.

At March 31, 2010 and December 31, 2009, we had approximately $480 million and $481 million, respectively, of commercial paper outstanding with a weighted average interest rate of .32% and .38%, respectively.

At March 31, 2010, we had an unsecured $1.5 billion revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013.  The Facility provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .045% to .175% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .06% at March 31, 2010.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below .5 to 1.0.  For this purpose, consolidated capitalization equals total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2010. There were no amounts outstanding under the Facility at March 31, 2010.

During 2010 and 2009, we entered into five interest rate swaps with a notional value of $100 million each.  We entered into these swaps to hedge interest rate exposure in anticipation of future issuance of long-term debt.  At March 31, 2010 and December 31, 2009, the interest rate swaps had an aggregate fair value of $34.6 million and $42.2 million, respectively.  We also recorded a $7.6 million unrealized capital loss and $3.5 million unrealized capital gain related to these interest rate swaps in other comprehensive income for the three months ended March 31, 2010 and 2009, respectively.

10.	Capital Stock

On February 27, 2009, our Board of Directors (the “Board”) authorized a share repurchase program for the repurchase of up to $750 million of our common stock.  During the three months ended March 31, 2010, we repurchased approximately 7 million shares of common stock at a cost of approximately $252 million (approximately $90 million of these repurchases were settled in early April).  At March 31, 2010, we had remaining authorization to repurchase an aggregate of up to approximately $339 million of common stock under the February 27, 2009 Board authorization.

On February 8, 2010, approximately .8 million performance stock units (“PSUs”), 1.6 million market stock units (“MSUs”) and 1.1 million restricted stock units (“RSUs”) were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals during the performance period as determined by the Board’s Committee on Compensation and Organization. The performance period for the PSUs ends on December 31, 2010, and the vesting period ends on February 8, 2012.   The number of vested MSUs (which could range from zero to 150% of the original number of units granted) is based on the weighted average closing price of our common stock for the thirty trading days prior to the vesting date.  The MSUs have a two-year vesting period.  For each vested RSU, employees receive one share of common stock, net of taxes, at the end of the vesting period.  The RSUs will become 100% vested approximately three years from the grant date, with one-third vesting each December.

11.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at March 31, 2010, the amount of dividends that may be paid to Aetna through the end of 2010 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.1 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $7.0 billion and $6.8 billion at March 31, 2010 and December 31, 2009, respectively.

12.	Commitments and Contingencies

Litigation and Regulatory Proceedings
Out-of-Network Benefit Proceedings
We are named as a defendant in several purported class actions and individual lawsuits arising out of our practices related to the payment of claims for services rendered to our members by health care providers with whom we do not have a contract (“out-of-network providers”).  Other major health insurers are also the subject of similar litigation or have settled similar litigation.  Among other things, these lawsuits allege that we paid too little to our health plan members and/or providers for these services, among other reasons, because of our use of data provided by Ingenix, Inc., a subsidiary of one of our competitors (“Ingenix”).

Various plaintiffs who are health care providers or medical associations seek to represent nationwide classes of out-of-network providers who provided services to our members during the period from 2001 to the present.  Various plaintiffs who are members in our health plans seek to represent nationwide classes of our members who received services from out-of-network providers during the period from 2001 to the present.  Taken together, these lawsuits allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act and federal antitrust laws, either acting alone or in concert with our competitors.  The purported classes seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and seek to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.  Individual lawsuits that generally contain similar allegations and seek similar relief have been brought by a health plan member and by out-of-network providers.

The first class action case was commenced on July 30, 2007.  The federal Judicial Panel on Multi-District Litigation (the “MDL Panel”) has consolidated these class action cases in federal district court in New Jersey under the caption In re: Aetna UCR Litigation, MDL No. 2020 (“MDL 2020”).   In addition, the MDL Panel has transferred the individual lawsuits to MDL 2020.  Discovery has commenced in MDL 2020, and the court has not set a trial date.  We intend to vigorously defend ourselves against the claims brought in these cases.

On January 15, 2009, Aetna and the New York Attorney General announced an agreement relating to an industry-wide investigation into certain payment practices with respect to out-of-network providers.  In October 2009, pursuant to that agreement, we contributed $20 million towards the establishment of an independent database system to provide fee information regarding out-of-network reimbursement rates.  When the new database is operational, we will cease using databases owned by Ingenix and will use the new database for a period of at least five years in connection with out-of-network reimbursements in those benefit plans that employ a reasonable and customary standard for out-of-network reimbursements.  During 2009, we also agreed to pay approximately $7.5 million in claims and administrative penalties in connection with our out-of-network benefit payment practices as a result of agreements with state attorneys general and a state insurance department.

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

CMS Actions
In April 2010, CMS imposed intermediate sanctions on us suspending the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan Contracts, effective April 21, 2010. The sanctions relate to compliance with certain Medicare Part D requirements, primarily those relating to changes in the drugs covered by certain plans from 2009 to 2010.  The suspension does not affect our current Medicare enrollees who stay in their existing plans.  Also in April 2010, CMS granted us a limited waiver of these sanctions to allow us to continue to enroll eligible members into existing, contracted group Aetna Medicare Advantage Plans and Standalone Prescription Drug Plans through July 21, 2010.

Securities Class Action Litigation
Two purported class action lawsuits were pending in the United States District Court for the Eastern District of Pennsylvania (the “Pennsylvania Federal Court”) against Aetna and certain of its current or former officers and/or directors.  On October 24, 2007, the Southeastern Pennsylvania Transportation Authority filed suit on behalf of all purchasers of Aetna common stock between October 27, 2005 and April 27, 2006.  The second lawsuit was filed on November 27, 2007, by the Plumbers and Pipefitters Local 51 Pension Fund on behalf of all purchasers of our common stock between July 28, 2005 and July 27, 2006.  On June 3, 2008, plaintiffs in these two lawsuits filed a consolidated complaint in the Pennsylvania Federal Court on behalf of all purchasers of our common stock between October 27, 2005 and July 27, 2006.  The consolidated complaint (the “Securities Class Action Litigation”) supersedes and replaces the two previous complaints.  The plaintiffs allege that Aetna and four of its current or former officers and/or directors, John W. Rowe, M.D., Ronald A. Williams, Alan M. Bennett and Craig R. Callen (collectively, the “Defendants”), violated federal securities laws. The plaintiffs allege misrepresentations and omissions regarding, among other things, our medical benefit ratios and health plan pricing practices, as well as insider trading by Dr. Rowe and Messrs. Bennett and Callen.  The plaintiffs seek compensatory damages plus interest and attorneys’ fees, among other remedies.  On June 9, 2009, the Pennsylvania Federal Court granted Aetna’s motion to dismiss the consolidated complaint.  On July 7, 2009, the plaintiffs filed a notice of appeal to the Pennsylvania Federal Court’s order dismissing the consolidated complaint.  On February 11, 2010, the Third Circuit Court of Appeals conducted oral arguments on the plaintiff's appeal.  The Defendants intend to vigorously defend themselves against the claims brought in the Securities Class Action Litigation.

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

In addition, our current and past business practices are subject to audit and review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and attorneys general, the Office of the Inspector General, and other state and federal authorities.  These audits, reviews, subpoenas, and other requests include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our business practices, including our overall claims processing and payment practices, our business practices with respect to our small business or individual customers (such as rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, in connection with their consideration of health care reform measures, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including premium rate increases, utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices and claim payment practices (including payments to out-of-network providers).  As a leading national health care benefits company, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions, including the actions taken by CMS that are described above under “CMS Actions.”

We are unable to predict at this time the ultimate outcome of the matters described above, and it is reasonably possible that their outcome could be material to us.

13.	Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment.  It is added to our business segments in order to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other post-retirement benefit plan expense (the service cost components of this expense are allocated to our business segments).

Summarized financial information of our segments for the three months ended March 31, 2010 and 2009 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Financing	Company
2010
Revenue from external customers	$ 7,765.4	$ 458.9	$ 45.3	$ -	$ 8,269.6
Operating earnings (loss) (1)	460.1	28.5	9.7	(67.7)	430.6
2009
Revenue from external customers	$ 7,854.6	$ 463.1	$ 52.6	$ -	$ 8,370.3
Operating earnings (loss) (1)	469.4	42.1	9.2	(78.1)	442.6
(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other item described in the reconciliation below.

A reconciliation of operating earnings to net income for the three months ended March 31, 2010 and 2009 was as follows:

(Millions)	2010	2009
Operating earnings	$ 430.6	$ 442.6
Litigation-related insurance proceeds (1)	45.5	-
Net realized capital gains (losses) (2)	86.5	(4.8)
Net income	$ 562.6	$ 437.8
(1)
In addition to net realized capital gains (losses) the following other item is excluded from first quarter 2010 operating earnings because we believe it neither relates to the ordinary course of our business nor reflects our underlying business performance:

• Following a Pennsylvania Supreme Court ruling in June 2009, we received $45.5 million ($70.0 million pretax) in April 2010 from one of our liability insurers related to certain litigation we settled in 2003.  We are continuing to litigate similar claims against certain of our other liability insurers.

(2)	At March 31, 2010, we released a $9.8 million valuation allowance previously established on our deferred tax assets related to realized capital gains (losses).

14.	Discontinued Products

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expectation of future losses remains consistent with prior projections, the results of the discontinued products are applied to the reserve and do not affect net income.  However, if actual or expected future losses are greater than we currently estimate, we may have to increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may have to decrease the reserve, which could favorably impact net income.  The current reserve reflects management’s best estimate of anticipated future losses.  The reserve for anticipated future losses is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2010 and 2009 was as follows (pretax):

(Millions)	2010	2009
Reserve, beginning of period	$ 789.2	$ 790.4
Operating income (loss)	3.0	(13.9)
Net realized capital gains (losses)	16.1	(9.4)
Reserve, end of period	$ 808.3	$ 767.1

During the three months ended March 31, 2010, our discontinued products reflected operating income and net realized capital gains, both primarily attributable to the favorable investment conditions that existed from the latter half of 2009 through the first quarter of 2010.  We have evaluated the operating income in 2010 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at March 31, 2010.

Assets and liabilities supporting discontinued products at March 31, 2010 and December 31, 2009 were as follows: (1)

(Millions)	2010	2009
Assets:
Debt and equity securities available for sale	$ 2,554.0	$ 2,507.7
Mortgage loans	528.7	543.9
Other investments	652.0	630.2
Total investments	3,734.7	3,681.8
Other assets	75.0	118.6
Collateral received under securities loan agreements	88.7	33.4
Current and deferred income taxes	53.3	51.5
Receivable from continuing products (2)	470.5	463.4
Total assets	$ 4,422.2	$ 4,348.7

Liabilities:
Future policy benefits	$ 3,256.8	$ 3,301.0
Policyholders' funds	11.7	12.1
Reserve for anticipated future losses on discontinued products	808.3	789.2
Collateral payable under securities loan agreements	88.7	33.4
Other liabilities (3)	256.7	213.0
Total liabilities	$ 4,422.2	$ 4,348.7
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2) (3)
The receivable from continuing products is eliminated in consolidation.
Net unrealized capital gains and losses on the available-for-sale debt securities are included in other liabilities and are not reflected in consolidated shareholders’ equity.

Distributions on discontinued products for the three months ended March 31, 2010 and 2009 were as follows:

(Millions)	2010	2009
Scheduled contract maturities, settlements and benefit payments	$ 107.2	$ 113.2
Participant-directed withdrawals	-	-

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2010, the related consolidated statements of income for the three-month periods ended March 31, 2010 and 2009, and the related consolidated statements of shareholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

  /s/ KPMG LLP

Hartford, Connecticut

April 29, 2010

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 36.1 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at March 31, 2010 and December 31, 2009 and results of operations for the three months ended March 31, 2010 and 2009.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2009 Annual Report on Form 10-K (the “2009 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2010 and 2009:

(Millions)	2010	2009
Revenue:
Health Care	$ 7,918.6	$ 7,946.5
Group Insurance	556.1	531.2
Large Case Pensions	146.8	137.0
Total revenue	8,621.5	8,614.7
Net income	562.6	437.8
Operating earnings: (1)
Health Care	460.1	469.4
Group Insurance	28.5	42.1
Large Case Pensions	9.7	9.2
Cash flows from operations	837.3	826.3
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures on page 25 for a discussion of non-GAAP measures.  Refer to pages 26, 29 and 30 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segments’ operating earnings declined in 2010 compared to 2009, primarily due to lower underwriting margins in our Health Care and Group Insurance segments largely offset by favorable prior period reserve development in our Health Care Segment.

Underwriting margins in our Health Care segment reflect approximately $143 million of favorable development of prior period health care cost estimates in 2010 including approximately $92 million of favorable development in our Commercial products.  Excluding this reserve development, the Commercial underwriting margin was lower in 2010 than 2009 due to lower membership and higher per member health care costs.  In addition, our Group Insurance underwriting margins were lower in 2010 than 2009.

In our Health Care segment, we experienced lower Insured membership (where we assume all or a majority of the risk for medical and dental care costs) and slightly higher membership in our administrative services contract (“ASC”) (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) products.  At March 31, 2010, we served approximately 18.7 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 14.0 million dental members and 10.4 million pharmacy members.  At March 31, 2009, we served approximately 19.1 million medical members (consisting of approximately 33% Insured members and 67% ASC members), 14.5 million dental members, and 11.2 million pharmacy members.

We continued to generate strong cash flows from operations in 2010 and 2009, generating $901 million and $876 million of cash flows from operations in our Health Care and Group Insurance businesses during the three months ended March 31, 2010 and 2009, respectively.  These cash flows funded ordinary course operating activities and the repurchase of approximately 7 million and 10 million shares of our common stock under our share repurchase programs at a cost of approximately $252 million and $277 million for the three months ended March 31, 2010 and 2009, respectively.

Health Care Reform Legislation
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) legislating broad-based changes to the U.S. health care system which will significantly affect the U.S. economy.  Health Care Reform will significantly impact our business operations and financial results, including our medical benefit ratios.  Components of the legislation will be phased in over the next eight years.  We will be required to dedicate material resources and incur material expenses during that time to implement Health Care Reform.  Many significant parts of the legislation require further guidance and clarification in the form of regulations.  As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

The expansion of health care coverage contemplated in Health Care Reform will be funded in part by material additional fees and taxes on us and other health insurers and health plans and reductions to the reimbursements we are paid by the government for our Medicare members, among other sources.  While not all-inclusive, we are evaluating the impact of the following key provisions of Health Care Reform to determine the impact that Health Care Reform will have on our business operations and financial results:

•	Requirements beginning in 2010 for health plans to submit and justify rates, provide dependent coverage up to age 26 and eliminate lifetime maximums on the dollar value of coverage.
•
Requirement for minimum medical benefit ratios of 85% for the large group market and 80% for the individual and small group markets beginning in 2011, with rebates issued to our enrollees for the amount under the minimum.

•	Freezing 2011 Medicare Advantage payment rates to us based on 2010 levels, with additional reductions over a multi-year period beginning in 2012 based on regionally-adjusted benchmarks.
•	Significant annual taxes on health insurance providers beginning in 2014.
•	Multiple insurance reforms beginning in 2014, including rating limits and benefit requirements, guaranteed issue and renewability.
•	Establishment of a health insurance exchange for the individual and small group markets by 2014.
•	Expansion of state-based Medicaid coverages beginning in 2014.
•	Establishment of individual and employer mandates for insurance coverage beginning in 2014.
•	Significant excise taxes on employer-sponsored health benefits above a certain threshold beginning in 2018.

Health Care Reform presents us with new business opportunities and new financial and other challenges.  At this time, the impact of Health Care Reform on our business is uncertain because, among other things, additional regulations will need to be enacted in order to clarify significant parts of the legislation; however, it is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.  For additional information on health care reform, refer to Regulatory Environment beginning on page 35 and Forward-Looking Information/Risk Factors beginning on page 37.

TRICARE Managed Care Support Contract
In July 2009, we were awarded the TRICARE managed care support contract for the North Region by the United States Department of Defense.  Under this administrative services contract, which was to commence in 2010, we were to support health care delivery to approximately 2.8 million eligible beneficiaries who are active duty service members, retirees, and family members based in the 21 states of TRICARE’s North Region.  The contract consists of five one-year option periods.

The contract award was protested by an unsuccessful bidder. The United States Government Accountability Office (the “GAO”) sustained the protest in November 2009.  Based upon procurement protocol, the United States Department of Defense will review the recommendations issued by the GAO and determine how to proceed with the procurement.  We cannot predict how the United States Department of Defense will implement the GAO’s recommendations or their timing.  The United States Department of Defense has notified us that the incumbent’s contract has been extended through March 31, 2011 to ensure continuity of beneficiary care while the protest process continues.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements beginning on page 19.  Each segment’s discussion of results is based on operating earnings.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment.  It is added to our business segments to reconcile our consolidated results.  The Corporate Financing segment includes interest expense for our outstanding debt and the financing components of our pension and other post-retirement benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Our discussion of the results of operations of each business segment is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing the segment’s financial performance and making operating decisions, such as allocating resources to the segment.  Operating earnings exclude net realized capital gains and losses as well as other items, if any, from net income reported in accordance with GAAP.  We believe excluding realized capital gains and losses from net income to arrive at operating earnings provides more meaningful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however, these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that do not relate to the ordinary course of our business from net income to arrive at operating earnings.  In each segment discussion in this MD&A, we present a table that reconciles operating earnings to net income reported in accordance with GAAP.  Each table details the net realized capital gains and losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

HEALTH CARE

Health Care consists of medical, pharmacy benefits management, dental, behavioral health and vision plans offered on both an Insured basis and an ASC basis.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  We also offer Medicare and Medicaid products and services, as well as specialty products, such as medical management and data analytics services, stop loss insurance, and products that provide access to our provider network in select markets.  We separately track premiums and health care costs for Medicare and Medicaid products; all other medical, dental and other insured products are referred to as Commercial.

Operating Summary for the Three Months Ended March 31, 2010 and 2009:

(Millions)	2010	2009
Premiums:
Commerical	$ 5,143.4	$ 5,322.0
Medicare	1,519.3	1,461.1
Medicaid	232.4	209.1
Total premiums	6,895.1	6,992.2
Fees and other revenue	870.3	862.4
Net investment income	107.8	97.7
Net realized capital gains (losses)	45.4	(5.8)
Total revenue	7,918.6	7,946.5
Health care costs	5,691.0	5,804.2
Operating expenses:
Selling expenses	298.2	299.1
General and administrative expenses	1,083.4	1,101.7
Total operating expenses	1,381.6	1,400.8
Amortization of other acquired intangible assets	22.7	22.8
Total benefits and expenses	7,095.3	7,227.8
Income before income taxes	823.3	718.7
Income taxes	261.4	255.1
Net income	$ 561.9	$ 463.6

The table presented below reconciles net income, in accordance with GAAP, to operating earnings for the three months ended March 31, 2010 and 2009:

(Millions)	2010	2009
Net income	$ 561.9	$ 463.6
Litigation-related insurance proceeds (1)	(45.5)	-
Net realized capital (gains) losses (2)	(56.3)	5.8
Operating earnings	$ 460.1	$ 469.4
(1)
In addition to net realized capital gains (losses), the following other item is excluded from first quarter 2010 operating earnings because we believe it neither relates to the ordinary course of our business nor reflects our underlying business performance:

• Following a Pennsylvania Supreme Court ruling in June 2009, we received $45.5 million ($70.0 million pretax) in April 2010 from one of our liability insurers related to certain litigation we settled in 2003.  We are continuing to litigate similar claims against certain of our other liability insurers.

(2)	At March 31, 2010, we released a $10.9 million valuation allowance previously established on our deferred tax assets related to realized capital gains (losses).

Operating earnings for the three months ended March 31, 2010 decreased marginally when compared to the corresponding period in 2009, primarily due to lower Commercial underwriting margins and lower Insured membership largely offset by favorable development of prior period health care cost estimates.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three months ended March 31, 2010 and 2009, our MBRs by product were as follows:

	2010	2009
Commercial	81.1%	81.7%
Medicare	87.0%	86.8%
Medicaid	85.9%	90.7%
Total	82.5%	83.0%

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

The operating results of our Commercial products reflect lower underwriting margins in the three months ended March 31, 2010 and lower membership.
Commercial premiums decreased approximately $179 million for the three months ended March 31, 2010, when compared to the corresponding period in 2009, reflecting a decline in Insured membership levels in 2010 partially offset by higher premium rates.

Our Commercial MBR for the first quarter of 2010 was 81.1%, compared to 81.7% for the corresponding period in 2009.  Included in these amounts were approximately $92 million of favorable and $38 million of unfavorable development of prior period health care cost estimates for the three months ended March 31, 2010 and 2009, respectively.   The 2010 development was primarily due to lower-than-expected flu costs in the fourth quarter of 2009 and a lower-than-projected medical cost trend for the month of December 2009 and the partial release of a previously disclosed provision for certain provider costs related to prior years.  The 2009 development was driven by unusually high paid claims activity in the first quarter of 2009.  Excluding this development, the Commercial MBR was higher in 2010 than 2009, reflecting a percentage increase in per member health care costs that exceeded the percentage increase in per member premiums.  The higher per member health care costs were attributable to higher flu and Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) participation in 2010.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2009 Annual Report for a discussion of Health Care Costs Payable at December 31, 2009.

Medicare results for the first quarter 2010 reflect growth from the corresponding period in 2009.
Medicare premiums increased approximately $58 million for the three months ended March 31, 2010, compared to the corresponding period in 2009.  This increase is primarily a reflection of the increase in Medicare membership in 2010.

Our Medicare MBR for the first quarter of 2010 was 87.0%, compared to 86.8% for the corresponding period in 2009.  For the three months ended March 31, 2010, we had approximately $38 million of favorable development of prior period Medicare health care cost estimates.  For the three months ended March 31, 2009, we had a small amount of unfavorable development of prior period health care cost estimates.  Excluding this development, the Medicare MBR for the three months ended March 31, 2010 was higher than the corresponding period in 2009, reflecting a percentage increase in per member health care costs that outpaced the percentage increase in per member premiums.

Other Sources of Revenue
Net realized capital gains (losses) for 2010 increased by approximately $51 million when compared to the corresponding period in 2009.  This increase primarily reflects net gains from the sales of debt securities and lower impairments of invested assets.

Membership
Health Care’s membership at March 31, 2010 and 2009 was as follows:

	2010			2009
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,198	11,978	17,176	5,656	12,060	17,716
Medicare	451	-	451	419	-	419
Medicaid	315	746	1,061	284	647	931
Total Medical Membership	5,964	12,724	18,688	6,359	12,707	19,066

Consumer-Directed Health Plans (1)			2,206			1,795

Dental:
Commercial	5,042	7,339	12,381	5,214	7,640	12,854
Medicare and Medicaid	137	435	572	245	381	626
Network Access (2)	-	1,000	1,000	-	1,056	1,056
Total Dental Membership	5,179	8,774	13,953	5,459	9,077	14,536

Pharmacy:
Commercial			8,921			9,997
Medicare PDP (stand-alone)			601			322
Medicare Advantage PDP			233			223
Medicaid			30			26
Total Pharmacy Benefit Management Services			9,785			10,568
Mail Order (3)			625			672
Total Pharmacy Membership			10,410			11,240
(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.
(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(3)	Represents members who purchased medications through our mail order pharmacy operations during the first quarter of 2010 and 2009, respectively, and are included in pharmacy membership above.

Total medical membership at March 31, 2010 decreased compared to March 31, 2009, reflecting a reduction in Commercial membership due primarily to lapsed customers that was partially offset by growth in Medicare and Medicaid membership.

Total dental membership decreased in 2010 primarily due to lapses exceeding new sales and membership declines from existing customers.

Total pharmacy membership decreased in 2010 compared to 2009 primarily due to lower cross-selling of our Commercial pharmacy benefit management services, partially offset by growth in Medicare PDP membership.

GROUP INSURANCE

Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life insurance, group universal life, supplemental or voluntary programs, and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

Operating Summary for the Three Months Ended March 31, 2010 and 2009:

(Millions)	2010	2009
Premiums:
Life	$ 278.9	$ 276.8
Disability	139.2	140.4
Long-term care	14.0	18.2
Total premiums	432.1	435.4
Fees and other revenue	26.8	27.7
Net investment income	71.0	64.1
Net realized capital gains	26.2	4.0
Total revenue	556.1	531.2
Current and future benefits	399.5	375.6
Operating expenses:
Selling expenses	23.3	23.4
General and administrative expenses	67.2	68.4
Total operating expenses	90.5	91.8
Amortization of other acquired intangible assets	1.7	1.7
Total benefits and expenses	491.7	469.1
Income before income taxes	64.4	62.1
Income taxes	11.0	16.0
Net income	$ 53.4	$ 46.1

The table presented below reconciles net income, in accordance with GAAP, to operating earnings for the three months ended March 31, 2010 and 2009:

(Millions)	2010	2009
Net income	$ 53.4	$ 46.1
Net realized capital gains	(24.9)	(4.0)
Operating earnings	$ 28.5	$ 42.1

Operating earnings decreased in the three months ended March 31, 2010 compared to the corresponding period in 2009, primarily due to lower gains on long-term care reserve transfers and unfavorable group life claim experience, partially offset by higher net investment income.

The group benefit ratio was 92.5% for the three months ended March 31, 2010, compared to 86.3% for the corresponding period in 2009.  The increase in the group benefit ratio for the three months ended March 31, 2010 compared to the corresponding period in 2009 was primarily due to the lower long-term care transfer gains and the unfavorable life experience in 2010.

Net realized capital gains for 2010 increased by approximately $22 million when compared to the corresponding period in 2009.  This increase primarily reflects net gains from the sales of debt securities.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2010 and 2009:

(Millions)	2010	2009
Premiums	$ 42.6	$ 49.7
Net investment income	96.4	87.4
Other revenue	2.7	2.9
Net realized capital gains (losses)	5.1	(3.0)
Total revenue	146.8	137.0
Current and future benefits	127.5	127.7
General and administrative expenses	1.8	.9
Total benefits and expenses	129.3	128.6
Income before income taxes	17.5	8.4
Income taxes	2.5	2.2
Net income	$ 15.0	$ 6.2

The table presented below reconciles net income, in accordance with GAAP, to operating earnings for the three months ended March 31, 2010 and 2009:

(Millions)	2010	2009
Net income	$ 15.0	$ 6.2
Net realized capital (gains) losses (1)	(5.3)	3.0
Operating earnings	$ 9.7	$ 9.2
(1)	At March 31, 2010, we released a $.2 million valuation allowance previously established on our deferred tax assets related to realized capital gains (losses).

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate future losses over their life (which is greater than 30 years); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 20.  Please refer to this note for additional information.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the operating results of our discontinued products are applied against the reserve and do not impact operating earnings or net income for Large Case Pensions.  However, if actual or expected future losses are greater than we currently estimate, we may have to increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may have to decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary. Management reviews the adequacy of the discontinued products reserve quarterly.  The current reserve reflects management's best estimate of anticipated future losses.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2010 and 2009 was as follows (pretax):

(Millions)	2010	2009
Reserve, beginning of period	$ 789.2	$ 790.4
Operating income (loss)	3.0	(13.9)
Net realized capital gains (losses)	16.1	(9.4)
Reserve, end of period	$ 808.3	$ 767.1

During the three months ended March 31, 2010, our discontinued products reflected operating income and net realized capital gains, both primarily attributable to the favorable investment conditions that existed from the latter half of 2009 through the first quarter of 2010.  We have evaluated the operating income in 2010 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at March 31, 2010.

Assets Managed by Large Case Pensions
At March 31, 2010 and 2009, Large Case Pensions assets under management consisted of the following:

(Millions)	2010	2009
Assets under management: (1)
Fully-guaranteed discontinued products	$ 3,645.8	$ 3,694.4
Experience-rated	4,088.1	4,239.8
Non-guaranteed	2,611.5	2,514.7
Total assets under management	$ 10,345.4	$ 10,448.9
(1)	Excludes net unrealized capital gains (losses) of $252.4 million and $(266.7) million at March 31, 2010 and 2009, respectively.

Assets supporting experience-rated products (where the contract holder, not us, assumes investment and other risks subject to, among other things, certain minimum guarantees) may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three months ended March 31, 2010 and 2009 were as follows:

(Millions)	2010	2009
Scheduled contract maturities and benefit payments (1)	$ 65.6	$ 66.8
Contract holder withdrawals other than scheduled contract maturities and benefit payments	3.2	.4
Participant-directed withdrawals	.5	.9
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

INVESTMENTS

At March 31, 2010 and December 31, 2009 our investment portfolio consisted of the following:

	March 31,	December 31,
(Millions)	2010	2009
Debt and equity securities available for sale	$ 17,848.8	$ 17,159.7
Mortgage loans	1,556.0	1,594.0
Other investments	1,256.6	1,220.1
Total investments	$ 20,661.4	$ 19,973.8

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations.  Our total investments supported the following products at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(Millions)	2010	2009
Supporting experience-rated products	$ 1,707.2	$ 1,681.1
Supporting discontinued products	3,734.7	3,681.8
Supporting remaining products	15,219.5	14,610.9
Total investments	$ 20,661.4	$ 19,973.8

Debt and Equity Securities
The debt securities in our portfolio had an average credit quality rating of A+ at both March 31, 2010 and December 31, 2009, with approximately $5.2 billion and $4.9 billion, respectively, rated AAA.  Total debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.3 billion at both March 31, 2010 and December 31, 2009 (of which 15%, in both periods, supported our discontinued and experience-rated products).

At March 31, 2010 and December 31, 2009, we held approximately $806 million and $486 million, respectively, of municipal debt securities and $29 million and $34 million, respectively, of structured product debt securities that were guaranteed by third parties, collectively representing approximately 4% and 3%, respectively, of our total investments.  These securities had an average credit quality rating of A+ at both March 31, 2010 and December 31, 2009 with the guarantee.  Without the guarantee, the average credit quality rating of the municipal debt securities was A and A+ on each respective date.  The structured product debt securities are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, carrying them at fair value on our balance sheet.  Approximately 3% of our debt and equity securities at both March 31, 2010 and December 31, 2009 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 11 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At March 31, 2010 and December 31, 2009, our debt and equity securities had net unrealized capital gains of $843 million and $717 million, respectively, of which $254 million and $207 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 5 of Condensed Notes to Consolidated Financial Statements beginning on page 7 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at March 31, 2010 and December 31, 2009.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, the carrying value of the security is written down.  The amount of the credit-related impairment is included in our results of operations and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary impairments ("OTTI") of our debt securities is considered a critical accounting estimate.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities in our 2009 Annual Report for more information.

Net Realized Capital Gains and Losses
For the three months ended March 31, 2010, net realized capital gains were $77 million ($87 million after tax) compared to net realized capital losses of $5 million ($5 million after tax) for the corresponding period in 2009.  Included in these amounts were $14 million and $43 million of OTTI losses on debt and equity securities for the three months ended March 31, 2010 and 2009, respectively. There were no significant investment write-downs from other-than-temporary impairments during the first quarter of 2010 or 2009.  We had no individually material realized losses on debt or equity securities that materially impacted our results of operations during the three months ended March 31, 2010 or 2009.

The decrease in OTTI recognized in earnings in 2010 compared to 2009 was primarily related to a change in the accounting guidance for the recognition of OTTI of debt securities.  Prior to the adoption of new accounting guidance for OTTI of debt securities on April 1, 2009, both yield- and credit-related OTTI were recognized in earnings if we could not assert our intention to hold the security until recovery.  In contrast, after April 1, 2009, only credit-related impairments are recognized in earnings unless we have the intention to sell the security in an unrealized capital loss position, in which case the yield-related OTTI is also recognized in earnings.  Refer to Note 2 of Condensed Notes to Consolidated Financial Statements beginning on page 5 and Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities in our 2009 Annual Report for more information.

Mortgage Loans
Our mortgage loan portfolio (which is secured by commercial real estate) represented 8% of our total invested assets at both March 31, 2010 and December 31, 2009.  At March 31, 2010, approximately 99% of our mortgage loans continued to be performing assets. In accordance with our accounting policies, there were no material impairment reserves on these loans at March 31, 2010 or December 31, 2009.

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

We regularly evaluate our risk from market-sensitive instruments by examining, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/ spreads.  We also regularly evaluate the appropriateness of investments relative to our management-approved investment guidelines (and operate within those guidelines) and the business objectives of our portfolios.

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio to our consolidated near-term financial position, results of operations and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices.  Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows at March 31, 2010.  Refer to the MD&A in our 2009 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
Generally, we meet our operating cash requirements by maintaining appropriate levels of liquidity in our investment portfolio and using overall cash flows from premiums, deposits and income received on investments.  We monitor the duration of our portfolio of debt securities (which is highly marketable) and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses and share repurchases.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2010 and 2009.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2010	2009
Cash flows from operating activities
Health Care and Group Insurance (including Corporate Financing)	$ 901.1	$ 875.7
Large Case Pensions	(63.8)	(49.4)
Net cash provided by operating activities	837.3	826.3

Cash flows from investing activities
Health Care and Group Insurance	(364.3)	(180.3)
Large Case Pensions	65.5	295.1
Net cash (used for) provided by investing activities	(298.8)	114.8

Net cash used for financing activities	(171.7)	(373.3)
Net increase in cash and cash equivalents	$ 366.8	$ 567.8

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $901 million in the three months ended March 31, 2010 and $876 million in the three months ended March 31, 2009.

We repurchased approximately 7 million shares of common stock at a cost of approximately $252 million during the three months ended March 31, 2010 and 10 million shares of common stock at a cost of approximately $277 million during the three months ended March 31, 2009.  At March 31, 2010, the capacity remaining under our share repurchase program was approximately $339 million.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 17 for more information.

Other Liquidity Information
While our Board reviews our common stock dividend annually, we currently intend to maintain an annual dividend of $.04 per common share.  Among the factors considered by our Board in determining the amount of each dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

We use short-term commercial paper borrowings from time to time to address timing differences between cash receipts and disbursements.  The maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2010 was $575 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”).  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions.  There were no amounts outstanding under the Facility at any time during the period ending March 31, 2010.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 29% at March 31, 2010.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance and pledging or selling of assets.

Interest expense was $61 million for the three months ended March 31, 2010, compared to $62 million for the corresponding period in 2009.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 16 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 8, 2010, approximately .8 million performance stock units ("PSUs"), 1.6 million market stock units ("MSUs") and 1.1 million restricted stock units ("RSUs") were granted to certain employees.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 17 for additional information.

Ratings
At April 28, 2010, the ratings of Aetna Inc. and Aetna Life Insurance Company (“ALIC”) from the respective nationally recognized statistical rating organizations were as follows:

			Moody's Investors	Standard
	A.M. Best	Fitch	Service	& Poor's
Aetna Inc. (senior debt) (1)	bbb+	A-	A3	A-

Aetna Inc. (commercial paper)	AMB-2	F1	P-2	A-2

ALIC (financial strength) (1)	A	AA-	Aa3	A+
(1)
Aetna’s senior debt and ALIC’s financial strength have a stable outlook from A.M. Best and a negative outlook from Fitch and Standard & Poor’s.  Moody’s Investors Service has Aetna’s senior debt and ALIC’s financial strength ratings under review for possible downgrade.

CRITICAL ACCOUNTING ESTIMATES

Refer to Critical Accounting Estimates in our 2009 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used.

REGULATORY ENVIRONMENT

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislating broad-based changes to the U.S. health care system which will significantly affect the U.S. economy.   Health Care Reform will significantly impact our business operations and financial results, including our medical benefit ratios.  Components of the legislation will be phased in over the next eight years.  We will be required to dedicate material resources and incur material expenses during that time to implement Health Care Reform.   Many significant parts of the legislation require further guidance and clarification in the form of regulations.  As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

Beginning in 2010, the gap in coverage for Medicare Part D prescription drug coverage (the so-called “donut hole”) will incrementally close until the coverage gap is eliminated by 2020.  Some of the changes effective for plan years beginning on or after September 23, 2010 include:  restrictions on pre-existing condition exclusions for enrollees under age 19, elimination of lifetime maximums on the dollar value of coverage, restricted annual limits on the dollar value of coverage, a requirement to provide dependent coverage until age 26, elimination of  payments by members for covered preventive services, a prohibition on eligibility waiting periods beyond 90 days and new claim appeal requirements.  Effective January 1, 2011, insured health plans are required to provide rebates to enrollees if medical loss ratios are less than 85% in the large group market and less than 80% in the small group and individual markets.  Medicare Advantage regionally-adjusted benchmarks will begin to phase in during 2012.  Beginning in 2014, the legislation requires:  guaranteed issue of coverage in the individual and small group markets, rating limits and minimum benefit requirements, an individual mandate to purchase insurance, federal assistance to purchase health coverage for individuals meeting certain criteria, creation of state-based insurance exchanges for the delivery of coverage, elimination of pre-existing condition exclusions for all enrollees, elimination of annual limits on the dollar value of coverage and detailed public reporting and disclosure requirements.  In 2018, the law imposes a 40% excise tax on employer-sponsored health benefits above a certain threshold (the so-called “Cadillac Tax”).  Some provisions may not apply to certain grandfathered plans in effect on the date of enactment, and many provisions apply to both fully-insured and self-funded health plans.

The law also specifies required benefit designs, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and expands eligibility for Medicaid programs.  In addition, the law has created a new federal Health Insurance Rate Authority that will significantly increase federal oversight of health plan premium rates beginning in 2010 and could adversely affect our ability to appropriately increase health plan premiums.  Financing for these reforms will come, in part, from material additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare which are described below.

At the state level, forty-four states and the District of Columbia will be holding regular legislative sessions in 2010.  We expect state legislatures to focus on the impact of federal health care reform legislation and state budget deficits in 2010.  Health care reform will significantly alter the federal structure that shapes the state regulation of health insurance, and states will be required to significantly amend numerous existing statutes and regulations.  Independent of federal efforts, we expect many states to consider legislation to extend coverage to the uninsured through health insurance exchanges, increase the limiting age for dependent eligibility, restrict health plan rescission of individual coverage, mandate minimum medical benefit ratios, implement rating reforms and enact an autism benefit mandate.  We cannot predict whether additional health care reforms will be enacted at the state level, and if they are, what provisions they will contain in any state or what effect they will have on our business operations or financial results, but the effect could be materially adverse.

We will need to dedicate material resources and incur material expenses over the next several years to implement Health Care Reform at both the state and federal level, including implementing the future regulations that will provide guidance and clarification on significant parts of the legislation; however, it is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.

In addition to the health care reform measures discussed above, the federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have or could materially impact various aspects of the health care system.  For example:

•
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted into law.  Under ARRA, as amended, if an individual is involuntarily terminated from employment (for reasons other than gross misconduct) before May 31, 2010, the individual may elect COBRA coverage and, for a period of up to fifteen months, receive a subsidy from his or her employer equal to 65% of the otherwise applicable COBRA premium charged to the employee.  The employer is entitled to apply the amount of premium assistance it pays as an offset against its payroll taxes.  Congress may further extend the end date of this subsidy or make additional changes to the benefits.  During 2009, the availability of this subsidy caused more people to elect COBRA coverage from us than we assumed, which caused unexpected increases in our medical costs.  Any further changes to COBRA may cause unexpected increases in our medical costs.

•
ARRA also expands and strengthens the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and imposes additional limits on the use and disclosure of Protected Health Information (“PHI”).  Among other things, ARRA requires us and other covered entities to report any unauthorized release of, use of, or access to PHI to any impacted individuals and to the U.S. Department of Health and Human Services in those instances where the unauthorized activity poses a significant risk of financial, reputational or other harm to the individuals, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI.  Business associates (e.g., entities that provide services to health plans, such as electronic claims clearinghouses, print and fulfillment vendors, consultants, and us for the administrative services we provide to our ASC customers) must also comply with certain HIPAA provisions.  In addition, ARRA establishes greater civil and criminal penalties for covered entities and business associates who fail to comply with HIPAA’s provisions and requires the U.S. Department of Health and Human Services to issue regulations implementing its privacy and security enhancements.  We will continue to assess the impact of these regulations on our business operations as they are issued.

•
In 2008, the U.S. Congress reduced funding for Medicare Advantage plans beginning in 2010 and imposed new marketing requirements on Medicare Advantage and PDP plans beginning in 2009.  The federal health reform legislation contains significant reductions in reimbursements we receive for our Medicare Advantage members, including freezing 2011 rates based on 2010 levels, with additional reductions in future years based on regionally-adjusted benchmarks.

There also continues to be a heightened review by federal and state regulators of the health care insurance industry’s business and reporting practices.  In April 2010, the Centers for Medicare & Medicaid Services (“CMS”) imposed intermediate sanctions on us suspending the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan Contracts, effective April 21, 2010.  The sanctions relate to compliance with certain Medicare Part D requirements, primarily those relating to changes in the drugs covered by certain plans from 2009 to 2010.  The suspension does not affect our current Medicare enrollees who stay in their existing plans.  Also in April 2010, CMS granted us a limited waiver of these sanctions to allow us to continue to enroll eligible members into existing, contracted group Aetna Medicare Advantage Plans and Standalone Prescription Drug Plans through July 21, 2010.

Refer to Regulatory Environment in our 2009 Annual Report for additional information on the regulation of our business and the health care system.

FORWARD-LOOKING INFORMATION/RISK FACTORS

Certain information in this MD&A is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that are outside our control and could cause actual future results to differ materially from those statements.  You should not place undue reliance on forward-looking statements, and we disclaim any intention or obligation to update or revise forward-looking statements.

The following risk factors supplement the Forward-Looking Information/Risk Factors portion of our 2009 Annual Report.  You should read that section of our 2009 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

The federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory measures that have and will continue to materially impact various aspects of the health care system and our business.
In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system.   Components of the legislation will be phased in over the next eight years and there are many parts of the legislation that will require further guidance in the form of regulations.  In addition, at the state level, forty-four states and the District of Columbia will be holding regular legislative sessions in 2010.  We expect state legislatures to focus on the impact of federal health care reform legislation and state budget deficits in 2010.  For more information on these matters, refer to Regulatory Environment beginning on page 35.

We will need to dedicate material resources and incur material expenses to implement health care reform at both the state and federal level, including implementing the future regulations that will provide guidance and clarification on significant parts of the legislation.  In addition, we cannot predict whether additional health care reforms will be enacted at the state level, and if they are, what provisions they will contain in any state or what effect they will have on our business or operations.  While health care reform at the state and federal level presents us with new business opportunities and new financial and other challenges and may, for example, cause membership in our health plans to increase or decrease, it is reasonably possible that our business operations and financial results could be materially adversely affected by such reform.

Our business activities are highly regulated; new laws or regulations or changes in existing laws or regulations or their enforcement could also materially adversely affect our business and profitability.
Our business is subject to extensive regulation and oversight by state, federal and international governmental authorities.  The laws and regulations governing our operations change frequently and generally are designed to benefit and protect members and providers rather than our investors.  The federal and many state governments have enacted and continue to consider legislative and regulatory changes related to health products and changes in the interpretation and/or enforcement of existing laws and regulations, and the likelihood of adverse changes is increasing due to state and federal budgetary pressures.  We must monitor these changes and promptly implement any revisions to our business processes that these changes require.  At this time, we are unable to predict the impact of future changes, although we anticipate that some of these measures, if enacted, could materially adversely affect our health care operations and/or operating results including:

•	Reducing our ability to obtain adequate premium rates (including regulatory approval for and implementation of those rates),
•	Restricting our ability to price for the risk we assume and/or reflect reasonable costs or profits in our pricing, including mandating minimum medical benefit ratios,
•	Reducing our ability to manage health care costs,
•	Increasing health care costs and operating expenses,
•	Increasing our exposure to lawsuits and other adverse legal proceedings,
•	Regulating levels and permitted lines of business,
•	Restricting our ability to underwrite and operate our individual health business,
•	Imposing new or increasing taxes and financial assessments, and/or
•	Regulating business practices.

For example, premium rates generally must be filed with state insurance regulators and are subject to their approval, either before or after rates take effect.  The new federal health legislation will require review of unreasonable premium rate increases by the Department of Health and Human Services in conjunction with state regulators.  Regulators or legislatures in a number of states have implemented or are considering limits on premium rate increases, either enforcing existing legal requirements more stringently or proposing different regulatory standards.  We anticipate additional regulatory or legislative action with respect to regulation of premium rates in our Insured business, some of which could materially and adversely affect our ability to earn adequate returns on Insured business in one or more states.

Decisions by health plans to rescind coverage and decline payment to treating providers after a member has received medical services also have generated public attention, particularly in California.  As a result, there has been both legislative and regulatory action in connection with this issue.  On September 30, 2008, the state of California enacted legislation requiring health care service plans and health insurers that have rescinded an individual policy to reinstate coverage, on a guarantee issue basis, for the individual(s) whose information in the application for coverage and related communications did not lead to the rescission.  In 2009, California enacted legislation that limits the time period in which health plans and health insurers can rescind an individual policy to two years.  In addition, in 2009 Illinois issued a bulletin requiring a health carrier who is seeking to rescind an individual policy to provide the state with a complete copy of its underwriting guidelines so the state can determine whether the false information provided in the individual policy application materially affected the acceptance of the risk assumed by the health carrier.

In addition, our Medicare, Medicaid and specialty and mail order pharmacy products are more highly regulated than our Commercial products.  In April 2010, CMS imposed intermediate sanctions on us suspending the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan Contracts, effective April 21, 2010.  The sanctions relate to compliance with certain Medicare Part D requirements, primarily those relating to changes in the drugs covered by certain plans from 2009 to 2010.  The suspension does not affect our current Medicare enrollees who stay in their existing plans.  Also in April 2010, CMS granted us a limited waiver of these sanctions to allow us to continue to enroll eligible members into existing, contracted group Aetna Medicare Advantage Plans and Standalone Prescription Drug Plans through July 21, 2010.  We are cooperating fully with CMS on its review and are working to resolve the issues CMS has raised as soon as possible.  Any failure of our prevention, detection or control systems related to regulatory compliance and/or compliance with our internal policies could adversely affect our reputation and also expose us to litigation and other proceedings, fines, sanctions and/or penalties, any of which could adversely affect our business, operating results or financial condition.

There continues to be a heightened review by federal and state regulators of the health care insurance industry’s business and reporting practices, including utilization management, payment of providers with whom the payor does not have contracts and other claim payment practices, as well as heightened review of the general insurance industry’s brokerage practices.  As one of the largest national health and related benefits providers, we are regularly the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare departments and attorneys general, CMS, the Office of the Inspector General, the Office of Personnel Management, the U.S. Department of Justice and U.S. Attorneys.  Several such reviews, audits and investigations currently are pending, some of which may be resolved during 2010.  These regulatory reviews, audits and investigations could result in changes to or clarifications of our business practices, and also could result in significant or material fines, penalties, civil liabilities, criminal liabilities or other sanctions, including exclusion from participation in government programs.  For example, in January 2009, Aetna and the New York Attorney General announced an agreement relating to an industry-wide investigation into certain payment practices with respect to out-of-network providers.  As a result of that 2009 agreement, Aetna contributed $20 million towards the establishment of an independent database system to provide fee information regarding out-of-network reimbursement rates.  Our business also may be adversely impacted by judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA, or reduce the scope of ERISA pre-emption of state law claims.

For more information regarding these matters, refer to Regulatory Environment beginning on page 35 and Litigation and Regulatory Proceedings in Note 12 of Condensed Notes to Consolidated Financial Statements beginning on page 18.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the information contained in the MD&A – Investments beginning on page 31 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2010 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, beginning on page 18 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A beginning on page 37 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases for the three months ended March 31, 2010:

Issuer Purchases Of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January 1, 2010 - January 31, 2010	-	$ -	-	$ 591.2
February 1, 2010 - February 28, 2010	-	-	-	591.2
March 1, 2010 - March 31, 2010	7.2	34.78	7.2	339.2
Total	7.2	$ 34.78	7.2	N/A

On February 27, 2009, we announced that our Board authorized a share repurchase program for the repurchase of up to $750 million of our common stock.  During the three months ended March 31, 2010, we repurchased approximately 7 million shares of common stock at a cost of approximately $252 million.  At March 31, 2010, we had remaining authorization to repurchase an aggregate of up to approximately $339 million of common stock remaining under the February 27, 2009 Board authorization.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contracts
10.1	Form of Aetna Inc. 2000 Stock Incentive Plan – Market Stock Unit Terms of Award.
10.2	Form of Aetna Inc. 2000 Stock Incentive Plan – Performance Stock Unit Terms of Award.
10.3	Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2010, with retirement vesting).
10.4	Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2010, without retirement vesting).
10.5	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, beginning on page 6 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 29, 2010 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: April 29, 2010	By /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts

10.1	Form of Aetna Inc. 2000 Stock Incentive Plan – Market Stock Unit Terms of Award.	Electronic

10.2	Form of Aetna Inc. 2000 Stock Incentive Plan – Performance Stock Unit Terms of Award.	Electronic

10.3	Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2010, with retirement vesting).	Electronic

10.4	Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2010, without retirement vesting).	Electronic

10.5	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 29, 2010 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents	Electronic

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic