Form 10-Q
period 2010-06-30
AETNA INC /PA/
filed 2010-07-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended June 30, 2010
or

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

There were 417.4 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at June 30, 2010.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2010

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 24), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2010	2009	2010	2009
Revenue:
Health care premiums	$6,915.2	$7,030.5	$13,810.3	$14,022.7
Other premiums	460.5	475.9	935.2	961.0
Fees and other revenue (1)	873.0	892.4	1,772.8	1,785.4
Net investment income	253.7	258.8	528.9	508.0
Net realized capital gains	43.4	13.2	120.1	8.4
Total revenue	8,545.8	8,670.8	17,167.3	17,285.5
Benefits and expenses:
Health care costs (2)	5,658.6	6,102.4	11,349.6	11,906.6
Current and future benefits	480.7	503.8	1,007.7	1,007.1
Operating expenses:
Selling expenses	302.5	303.8	624.0	626.3
General and administrative expenses	1,255.6	1,160.2	2,451.3	2,390.0
Total operating expenses	1,558.1	1,464.0	3,075.3	3,016.3
Interest expense	60.7	60.7	121.6	122.2
Amortization of other acquired intangible assets	24.2	24.5	48.6	49.0
Total benefits and expenses	7,782.3	8,155.4	15,602.8	16,101.2
Income before income taxes	763.5	515.4	1,564.5	1,184.3
Income taxes:
Current	238.8	167.7	454.9	376.0
Deferred	33.7	1.1	56.0	23.9
Total income taxes	272.5	168.8	510.9	399.9
Net income	$491.0	$346.6	$1,053.6	$784.4
Earnings per common share:
Basic	$1.16	$.78	$2.47	$1.75
Diluted	$1.14	$.77	$2.42	$1.72
(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $17.8 million and $38.2 million (net of pharmaceutical and processing costs of $349.1 million and $702.7 million) for the three and six months ended June 30, 2010, respectively, and $22.3 million and $37.1 million (net of pharmaceutical and processing costs of $408.9 million and $806.8 million) for the three and six months ended June 30, 2009, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $37.5 million and $77.5 million for the three and six months ended June 30, 2010, respectively, and $30.0 million and $60.0 million for the three and six months ended June 30, 2009, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

(Millions)	(Unaudited) At June 30, 2010	At December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$1,406.0	$1,203.6
Investments	2,380.5	2,922.7
Premiums receivable, net	847.6	630.4
Other receivables, net	714.3	626.7
Accrued investment income	212.5	209.2
Collateral received under securities loan agreements	430.7	210.0
Income taxes receivable	91.8	89.5
Deferred income taxes	201.4	383.4
Other current assets	629.2	551.4
Total current assets	6,914.0	6,826.9
Long-term investments	18,067.2	17,051.1
Reinsurance recoverables	968.7	986.9
Goodwill	5,145.7	5,146.2
Other acquired intangible assets, net	542.1	590.7
Property and equipment, net	550.9	551.0
Deferred income taxes	321.8	333.4
Other long-term assets	765.6	781.1
Separate Accounts assets	5,071.8	6,283.1
Total assets	$38,347.8	$38,550.4
Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,685.7	$2,895.3
Future policy benefits	728.1	739.6
Unpaid claims	559.5	559.5
Unearned premiums	364.2	306.4
Policyholders' funds	848.0	788.3
Collateral payable under securities loan agreements	430.8	210.0
Short-term debt	450.0	480.8
Current portion of long-term debt	899.7	-
Accrued expenses and other current liabilities	2,602.9	2,484.3
Total current liabilities	9,568.9	8,464.2
Future policy benefits	6,386.4	6,470.1
Unpaid claims	1,470.1	1,453.0
Policyholders' funds	1,330.8	1,294.1
Long-term debt	2,740.5	3,639.5
Other long-term liabilities	1,433.0	1,442.6
Separate Accounts liabilities	5,071.8	6,283.1
Total liabilities	28,001.5	29,046.6
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock ($.01 par value; 2.7 billion shares authorized; 417.4 million and 430.8 million
shares issued and outstanding in 2010 and 2009, respectively) and additional paid-in capital	542.4	470.1
Retained earnings	10,829.5	10,256.7
Accumulated other comprehensive loss	(1,025.6)	(1,223.0)
Total shareholders' equity	10,346.3	9,503.8
Total liabilities and shareholders' equity	$38,347.8	$38,550.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Six Months Ended June 30, 2010
Balance at December 31, 2009	430.8	$470.1	$10,256.7	$(1,223.0)	$9,503.8
Comprehensive income:
Net income	-	-	1,053.6	-	1,053.6	$1,053.6
Other comprehensive income (Note 6):
Net unrealized gains on securities	-	-	-	165.7	165.7
Net foreign currency and derivative losses	-	-	-	(33.2)	(33.2)
Pension and OPEB plans	-	-	-	64.9	64.9
Other comprehensive income	-	-	-	197.4	197.4	197.4
Total comprehensive income						$1,251.0
Common shares issued for benefit plans,
including tax benefits	1.7	72.5	-	-	72.5
Repurchases of common shares	(15.1)	(.2)	(480.8)	-	(481.0)
Balance at June 30, 2010	417.4	$542.4	$10,829.5	$(1,025.6)	$10,346.3

Six Months Ended June 30, 2009
Balance at December 31, 2008	456.3	$351.2	$9,716.5	$(1,881.3)	$8,186.4
Cumulative effect of adopting new accounting
standard at April 1, 2009 (Note 2)	-	-	53.7	(53.7)	-
Comprehensive income:
Net income	-	-	784.4	-	784.4	$784.4
Other comprehensive income (Note 6):
Net unrealized gains on securities	-	-	-	290.7	290.7
Net foreign currency and derivative gains	-	-	-	24.5	24.5
Pension and OPEB plans	-	-	-	69.4	69.4
Other comprehensive income	-	-	-	384.6	384.6	384.6
Total comprehensive income						$1,169.0
Common shares issued for benefit plans,
including tax benefits	1.5	69.8	-	-	69.8
Repurchases of common shares	(21.3)	(.2)	(547.8)	-	(548.0)
Balance at June 30, 2009	436.5	$420.8	$10,006.8	$(1,550.4)	$8,877.2

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

   Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2010	2009
Cash flows from operating activities:
Net income	$1,053.6	$784.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(120.1)	(8.4)
Depreciation and amortization	206.3	200.9
Equity in earnings of affiliates, net	(9.7)	10.8
Stock-based compensation expense	57.3	55.7
Accretion of net investment discount	(14.4)	(35.5)
Changes in assets and liabilities:
Accrued investment income	(3.3)	(3.1)
Premiums due and other receivables	(219.5)	(294.0)
Income taxes	56.9	(2.4)
Other assets and other liabilities	27.2	(67.8)
Health care and insurance liabilities	(278.9)	287.5
Other, net	(.6)	(1.4)
Net cash provided by operating activities	754.8	926.7
Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,475.1	4,961.8
Cost of investments	(5,356.3)	(5,170.3)
Additions to property, equipment and software	(144.5)	(168.3)
Cash used for acquisition, net of cash acquired	(.1)	(6.1)
Net cash used for investing activities	(25.8)	(382.9)
Cash flows from financing activities:
Net repayment of short-term debt	(30.8)	(20.1)
Deposits and interest credited for investment contracts	3.1	3.4
Withdrawals of investment contracts	(5.8)	(7.1)
Common shares issued under benefit plans	9.3	3.3
Stock-based compensation tax benefits	3.1	4.7
Common shares repurchased	(466.5)	(533.0)
Collateral on interest rate swaps	(39.0)	33.0
Net cash used for financing activities	(526.6)	(515.8)
Net increase in cash and cash equivalents	202.4	28.0
Cash and cash equivalents, beginning of period	1,203.6	1,179.5
Cash and cash equivalents, end of period	$1,406.0	$1,207.5
Supplemental cash flow information:
Interest paid	$121.4	$123.2
Income taxes paid	450.8	397.9

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 14 beginning on page 21 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2009 Annual Report on Form 10-K (our “2009 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally- accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2009 Annual Report, unless the information contained in those disclosures materially changed or is required by GAAP.  We have evaluated subsequent events from the balance sheet date through the date the financials were issued and determined there were no other items to disclose.

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

Recognition and Presentation of Other-Than-Temporary Impairments
Effective April 1, 2009, we adopted new accounting guidance issued by the FASB for other-than-temporary impairments (“OTTI”) of debt securities. This guidance establishes new criteria for the recognition of OTTI on debt securities and also requires additional financial statement disclosure. The new criteria require OTTI on debt securities to be recognized if either we determine a credit-related loss has occurred or we have the intention to sell a security that is in an unrealized capital loss position. Refer to Note 5 beginning on page 7 for additional information.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of our stock awards, but only if the effect is dilutive.

The computations of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2010	2009	2010	2009
Net income	$491.0	$346.6	$1,053.6	$784.4
Weighted average shares used to compute basic EPS	423.0	442.8	427.2	447.7
Dilutive effect of outstanding stock-based compensation awards (1)	7.2	7.9	7.7	8.4
Weighted average shares used to compute diluted EPS	430.2	450.7	434.9	456.1
Basic EPS	$1.16	$.78	$2.47	$1.75
Diluted EPS	$1.14	$.77	$2.42	$1.72
(1)
Approximately 18.7 million and 18.8 million stock appreciation rights ("SARs") (with exercise prices ranging from $32.11 to $59.76) respectively, and 5.8 million stock options (with exercise prices ranging from $33.38 to $42.35) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2010, and approximately 19.4 million SARs (with exercise prices ranging from $25.94 to $59.76) and 6.2 million stock options (with exercise prices ranging from $33.38 to $42.35) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2009, respectively, as their exercise prices were greater than the average market price of Aetna common shares during such periods.

4.	Operating Expenses

For the three and six months ended June 30, 2010 and 2009, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2010	2009	2010	2009
Selling expenses	$302.5	$303.8	$624.0	$626.3
General and administrative expenses:
Salaries and related benefits	762.9	703.3	1,530.7	1,453.5
Other general and administrative expenses (1)	492.7	456.9	920.6	936.5
Total general and administrative expenses	1,255.6	1,160.2	2,451.3	2,390.0
Total operating expenses	$1,558.1	$1,464.0	$3,075.3	$3,016.3
(1)
Includes litigation-related insurance proceeds of $20.0 million and $90.0 million for the three and six months ended June 30, 2010, respectively, and $38.2 million for the three and six months ended June 30, 2009.  Refer to the reconciliation of operating earnings to net income in Note 13 beginning on page 20 for additional information.

5.	Investments

Total investments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010			December 31, 2009
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,252.5	$15,481.2	$17,733.7	$2,834.8	$14,324.9	$17,159.7
Mortgage loans	114.1	1,406.3	1,520.4	86.1	1,507.9	1,594.0
Other investments	13.9	1,179.7	1,193.6	1.8	1,218.3	1,220.1
Total investments	$2,380.5	$18,067.2	$20,447.7	$2,922.7	$17,051.1	$19,973.8

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(Millions)	Cost	Gains	Losses		Value
June 30, 2010
Debt securities:
U.S. government securities	$1,708.4	$119.2	$(.4)		$1,827.2
States, municipalities and political subdivisions	2,268.7	97.1	(16.9)		2,348.9
U.S. corporate securities	6,680.5	613.4	(28.4)		7,265.5
Foreign securities	2,676.9	239.0	(14.5)		2,901.4
Residential mortgage-backed securities	1,260.7	76.3	(.3)	(1)	1,336.7
Commercial mortgage-backed securities	1,197.6	73.3	(54.0)	(1)	1,216.9
Other asset-backed securities	531.2	31.3	(5.6)	(1)	556.9
Redeemable preferred securities	262.0	9.5	(25.9)		245.6
Total debt securities	16,586.0	1,259.1	(146.0)		17,699.1
Equity securities	35.4	3.0	(3.8)		34.6
Total debt and equity securities (2)	$16,621.4	$1,262.1	$(149.8)		$17,733.7

December 31, 2009
Debt securities:
U.S. government securities	$1,801.3	$50.7	$(5.2)		$1,846.8
States, municipalities and political subdivisions	2,022.2	80.7	(27.5)		2,075.4
U.S. corporate securities	6,741.9	497.1	(54.4)		7,184.6
Foreign securities	2,554.5	210.9	(20.9)		2,744.5
Residential mortgage-backed securities	1,375.8	49.4	(5.0)	(1)	1,420.2
Commercial mortgage-backed securities	1,109.8	37.6	(104.0)	(1)	1,043.4
Other asset-backed securities	419.6	25.0	(8.2)	(1)	436.4
Redeemable preferred securities	381.9	27.8	(41.0)		368.7
Total debt securities	16,407.0	979.2	(266.2)		17,120.0
Equity securities	35.3	7.9	(3.5)		39.7
Total debt and equity securities (2)	$16,442.3	$987.1	$(269.7)		$17,159.7
(1)
At June 30, 2010 and December 31, 2009, we held securities for which we had recognized a credit-related impairment in the past.  For the six months ended June 30, 2010 and 2009, we recognized $5.2 million and $38.1 million, respectively, of non-credit-related impairments in other comprehensive loss related to these securities (as of June 30, 2010 and December 31, 2009, these securities had a net unrealized capital loss of $6.6 million and $17.2 million, respectively.)

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 14 beginning on page 21 for additional information on our accounting for discontinued products).  At June 30, 2010, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $394.6 million and gross unrealized capital losses of $47.3 million and, at December 31, 2009, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $285.6 million and gross unrealized capital losses of $78.2 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The fair value of debt securities at June 30, 2010 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

Fair
(Millions)	Value
Due to mature:
Less than one year	$598.4
One year through five years	3,964.1
After five years through ten years	5,147.3
Greater than ten years	4,878.8
Residential mortgage-backed securities	1,336.7
Commercial mortgage-backed securities	1,216.9
Other asset-backed securities	556.9
Total	$17,699.1

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2010 were as follows:

	Supporting discontinued		Supporting remaining
	and experience-rated products		products		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
Due to mature:
Less than one year	$3.3	$-	$22.0	$1.2	$25.3	$1.2
One year through five years	36.3	.3	357.3	7.2	393.6	7.5
After five years through ten years	69.9	2.1	384.4	7.6	454.3	9.7
Greater than ten years	318.6	30.8	627.6	36.9	946.2	67.7
Residential mortgage-backed securities	-	-	7.8	.3	7.8	.3
Commercial mortgage-backed securities	40.6	10.1	204.2	43.9	244.8	54.0
Other asset-backed securities	12.8	.4	46.8	5.2	59.6	5.6
Total	$481.5	$43.7	$1,650.1	$102.3	$2,131.6	$146.0

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2010 were agency (e.g., Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) issued and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2010, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of 2.1 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At June 30, 2010, these securities had an average quality rating of AA+ and a weighted average duration of 3.6 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2010, these securities had an average quality rating of AA- and a weighted average duration of 2.5 years.

Unrealized and Net Realized Capital Gains (Losses)
When a debt or equity security is in an unrealized capital loss position, we monitor the duration and severity of the loss to determine if sufficient market recovery can occur within a reasonable period of time. As described in Note 2 beginning on page 5, effective April 1, 2009, we recognize an OTTI on debt securities when we intend to sell a security that is in an unrealized capital loss position or if we determine a credit-related loss has occurred. Prior to April 1, 2009, we recognized an OTTI on a security in an unrealized capital loss position if we could not assert our intention and ability to hold the security until it recovered its value.

Summarized below are the debt and equity securities we held at June 30, 2010 and December 31, 2009 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Debt securities:
U.S. government securities	$-	$-	$20.6	$.4	$20.6	$.4
States, municipalities and political subdivisions	292.9	5.9	174.6	11.0	467.5	16.9
U.S. corporate securities	469.3	13.6	354.6	14.8	823.9	28.4
Foreign securities	265.4	6.6	62.6	7.9	328.0	14.5
Residential mortgage-backed securites	-	-	7.8	.3	7.8	.3
Commercial mortgage-backed securities	49.8	2.1	195.0	51.9	244.8	54.0
Other asset-backed securities	27.3	.2	32.3	5.4	59.6	5.6
Redeemable preferred securities	16.7	.3	162.7	25.6	179.4	25.9
Total debt securities	1,121.4	28.7	1,010.2	117.3	2,131.6	146.0
Equity securities	.8	.3	22.5	3.5	23.3	3.8
Total debt and equity securities (1)	$1,122.2	$29.0	$1,032.7	$120.8	$2,154.9	$149.8

December 31, 2009
Debt securities:
U.S. government securities	$1,062.5	$4.8	$19.3	$.4	$1,081.8	$5.2
States, municipalities and political subdivisions	292.2	10.6	216.7	16.9	508.9	27.5
U.S. corporate securities	730.2	16.8	681.4	37.6	1,411.6	54.4
Foreign securities	418.1	9.0	110.4	11.9	528.5	20.9
Residential mortgage-backed securites	383.0	4.7	8.2	.3	391.2	5.0
Commercial mortgage-backed securities	129.7	3.1	401.6	100.9	531.3	104.0
Other asset-backed securities	46.6	7.5	16.7	.7	63.3	8.2
Redeemable preferred securities	49.1	8.8	198.5	32.2	247.6	41.0
Total debt securities	3,111.4	65.3	1,652.8	200.9	4,764.2	266.2
Equity securities	3.9	1.6	18.8	1.9	22.7	3.5
Total debt and equity securities (1)	$3,115.3	$66.9	$1,671.6	$202.8	$4,786.9	$269.7
(1)
At June 30, 2010 and December 31, 2009, debt and equity securities in an unrealized capital loss position of $47.3 million and $78.2 million, respectively, and with related fair value of $504.2 million and $1.0 billion, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by external rating agencies and our internal credit analysts and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  Unrealized capital losses at June 30, 2010 and December 31, 2009 were generally caused by the widening of credit spreads on these particular securities relative to the interest rates on U.S. Treasury securities.  At June 30, 2010, we did not have an intention to sell the securities that were in an unrealized capital loss position.

Net realized capital gains for the three and six months ended June 30, 2010 and 2009, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
OTTI losses on securities	$(2.4)	$(18.5)	$(22.2)	$(61.4)
Portion of OTTI losses recognized in other comprehensive income	(.8)	2.9	5.2	2.9
Net OTTI losses on securities recognized in earnings	(3.2)	(15.6)	(17.0)	(58.5)
Net realized capital gains, excluding OTTI losses on securities	46.6	28.8	137.1	66.9
Net realized capital gains	$43.4	$13.2	$120.1	$8.4

Net realized capital gains, excluding OTTI losses on securities for the three and six months ended June 30, 2010 were primarily attributable to gains from the sale of debt securities partially offset by losses from derivative transactions.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for three and six months ended June 30, 2010 and 2009 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Millions)	2010	2009	2010	2009
Proceeds on sales	$3,012.9	$2,379.6	$5,378.3	$4,810.5
Gross realized capital gains	86.7	35.3	195.4	89.9
Gross realized capital losses	(11.8)	(16.7)	(20.0)	(35.6)

Variable Interest Entities
We have relationships with certain real estate and hedge fund partnerships that are considered VIEs.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at June 30, 2010 and December 31, 2009 of approximately $114 million and $125 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debt on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $4.9 billion and $5.1 billion at June 30, 2010 and December 31, 2009, respectively.  The hedge fund partnerships had total assets of approximately $6.6 billion and $5.7 billion at June 30, 2010 and December 31, 2009, respectively.

Non-controlling Interests
Certain of our investment holdings are partially-owned by third parties.  At June 30, 2010 and December 31, 2009, $77 million of our investment holdings were owned by third parties.  The non-controlling entities’ share of these investments was included in accrued expenses and other current liabilities.  Net income attributable to these interests was $1 million for each of the three and six months ended June 30, 2010 and 2009.  These non-controlling interests did not have a material impact on our financial position or results of operations.

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Debt securities	$232.1	$226.8	$468.5	$450.4
Mortgage loans	26.3	29.1	53.0	58.3
Other	2.5	9.9	21.1	13.4
Gross investment income	260.9	265.8	542.6	522.1
Less: investment expenses	(7.2)	(7.0)	(13.7)	(14.1)
Net investment income (1)	$253.7	$258.8	$528.9	$508.0
(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations (refer to Note 14 beginning on page 21 for additional information on our accounting for discontinued products).  Net investment income includes $78.9 million and $168.4 million for the three and six months ended June 30, 2010, respectively, and $88.2 million and $168.7 million for the three and six months ended June 30, 2009, respectively, related to investments supporting our experience-rated and discontinued products.

6.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the six months ended June 30, 2010 and 2009:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total
	Securities		Foreign			Accumulated
			Currency	Unrecognized	Unrecognized	Other
	Previously		and	Net Actuarial	Prior Service	Comprehensive
(Millions)	Impaired (1)	All Other	Derivatives	Losses	Cost	(Loss) Income
Six months ended June 30, 2010
Balance at December 31, 2009	$100.3	$235.7	$25.3	$(1,623.8)	$39.5	$(1,223.0)
Net unrealized gains (losses) ($449.4 pretax)	48.7	276.8	(33.4)	-	-	292.1
Reclassification to earnings ($72.8 pretax)	(77.4)	(82.4)	.2	66.8	(1.9)	(94.7)
Other comprehensive (loss) income	(28.7)	194.4	(33.2)	66.8	(1.9)	197.4
Balance at June 30, 2010	$71.6	$430.1	$(7.9)	$(1,557.0)	$37.6	$(1,025.6)

Six months ended June 30, 2009
Balance at December 31, 2008	$-	$(229.3)	$(8.7)	$(1,686.6)	$43.3	$(1,881.3)
Cumulative effect of adopting a new accounting
standard at April 1, 2009 ($83.0 pretax) (2)	(5.3)	(48.4)	-	-	-	(53.7)
Net unrealized gains ($486.4 pretax)	75.9	231.1	9.2	-	-	316.2
Reclassification to earnings ($100.8 pretax)	4.3	(20.6)	15.3	71.4	(2.0)	68.4
Other comprehensive income (loss)	74.9	162.1	24.5	71.4	(2.0)	330.9
Balance at June 30, 2009	$74.9	$(67.2)	$15.8	$(1,615.2)	$41.3	$(1,550.4)
(1)
Represents unrealized losses on the non-credit-related component of impaired debt securities that we do not intend to sell and subsequent appreciation in the fair value of those securities as well as those that we intend to sell.

(2)
Effective April 1, 2009, we adopted accounting guidance relating to the recognition and presentation of other-than-temporary impairments.  Refer to Note 2 beginning on page 5 for additional information on the cumulative effect adjustment required.

7.	Financial Instruments

The preparation of our consolidated financial statements in accordance with GAAP requires certain of our assets and liabilities to be reflected at their fair value, and others on another basis, such as adjusted historical cost.  In this note, we provide details on the fair values of financial assets and liabilities and how we determine those fair values.  We present this information for those instruments that are reported at fair value for which the change in fair value impacts net income or other comprehensive income separately from other financial assets and liabilities.

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which uses quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2010 or December 31, 2009.

We also value a certain amount of debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced by our internal staff.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2010 or December 31, 2009.  The total fair value of our broker quoted securities was approximately $196 million at June 30, 2010 and $364 million at December 31, 2009.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our residential and commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determine the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities with changes in fair value that are measured on a recurring basis in our balance sheets at June 30, 2010 and December 31, 2009 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2010
Assets:
Debt securities:
U.S. government securities	$1,503.3	$323.9	$-	$1,827.2
States, municipalities and political subdivisions	-	2,343.4	5.5	2,348.9
U.S. corporate securities	-	7,180.4	85.1	7,265.5
Foreign securities	-	2,850.5	50.9	2,901.4
Residential mortgage-backed securities	-	1,336.7	-	1,336.7
Commercial mortgage-backed securities	-	1,170.9	46.0	1,216.9
Other asset-backed securities	-	490.9	66.0	556.9
Redeemable preferred securities	-	227.2	18.4	245.6
Total debt securities	1,503.3	15,923.9	271.9	17,699.1
Equity securities	1.4	-	33.2	34.6
Derivatives	-	14.0	-	14.0
Total investments	$1,504.7	$15,937.9	$305.1	$17,747.7
Liabilities:
Derivatives	$-	$4.9	$-	$4.9

December 31, 2009
Assets:
Debt securities:
U.S. government securities	$1,529.4	$317.4	$-	$1,846.8
States, municipalities and political subdivisions	-	2,062.7	12.7	2,075.4
U.S. corporate securities	-	7,056.5	128.1	7,184.6
Foreign securities	-	2,545.5	199.0	2,744.5
Residential mortgage-backed securities	-	1,420.2	-	1,420.2
Commercial mortgage-backed securities	-	971.6	71.8	1,043.4
Other asset-backed securities	-	425.4	11.0	436.4
Redeemable preferred securities	-	345.8	22.9	368.7
Total debt securities	1,529.4	15,145.1	445.5	17,120.0
Equity securities	1.7	-	38.0	39.7
Derivatives	-	44.0	-	44.0
Total investments	$1,531.1	$15,189.1	$483.5	$17,203.7

The changes in the balances of Level 3 financial assets for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended				Six Months Ended
	June 30, 2010				June 30, 2010
(Millions)	U.S. Corporate Securities	Foreign Securities	Other	Total	U.S. Corporate Securities	Foreign Securities	Other	Total
Beginning balance	$69.5	$237.4	$205.1	$512.0	$75.3	$199.0	$209.2	$483.5
Net realized and unrealized gains (losses):
Included in earnings	(.1)	2.7	2.1	4.7	(.3)	7.5	3.5	10.7
Included in other comprehensive income	1.6	(4.9)	3.4	.1	.1	(2.8)	12.3	9.6
Other (1)	.2	.3	(6.0)	(5.5)	(.1)	.8	(5.6)	(4.9)
Purchases, sales and maturities	20.5	(54.2)	(33.7)	(67.4)	11.4	(66.9)	(35.7)	(91.2)
Transfers out of Level 3 (2) (3) (4)	(6.6)	(130.4)	(1.8)	(138.8)	(1.3)	(86.7)	(14.6)	(102.6)
Ending Balance	$85.1	$50.9	$169.1	$305.1	$85.1	$50.9	$169.1	$305.1
Amount of Level 3 net unrealized losses included in net income	$-	$(.9)	$-	$(.9)	$-	$(.9)	$(.2)	$(1.1)

	Three Months Ended				Six Months Ended
	June 30, 2009				June 30, 2009
(Millions)	U.S. Corporate Securities	Foreign Securities	Other	Total	U.S. Corporate Securities	Foreign Securities	Other	Total
Beginning balance	$130.0	$186.0	$134.8	$450.8	$157.8	$180.4	$146.8	$485.0
Net realized and unrealized gains (losses):
Included in earnings	2.9	7.4	8.8	19.1	3.3	6.8	6.8	16.9
Included in other comprehensive income	(2.7)	8.6	(.3)	5.6	(2.5)	14.7	(2.0)	10.2
Other (1)	5.0	(2.3)	6.6	9.3	4.8	(2.5)	3.7	6.0
Purchases, sales and maturities	14.1	16.4	(17.9)	12.6	(.5)	12.6	(24.5)	(12.4)
Transfers into (out of) Level 3 (2)	2.0	(4.1)	9.1	7.0	(11.6)	-	10.3	(1.3)
Ending Balance	$151.3	$212.0	$141.1	$504.4	$151.3	$212.0	$141.1	$504.4
Amount of Level 3 net unrealized losses included in net income	$-	$(.1)	$(.2)	$(.3)	$-	$(.7)	$(.2)	$(.9)
(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our results of operations.
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

(3)	There were no transfers into Level 3 during the three and six months ended June 30, 2010.
(4)	During 2010, certain investments previously classified as Level 3 were reclassified to Level 2 because we were able to obtain observable market data.

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

The carrying value and estimated fair value of certain of our financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Assets:
Mortgage loans	$1,520.4	$1,545.2	$1,594.0	$1,506.5
Liabilities:
Investment contract liabilities:
With a fixed maturity	30.3	31.4	32.4	33.5
Without a fixed maturity	529.3	512.2	530.6	503.7
Long-term debt	3,640.2	4,075.6	3,639.5	3,865.9

Separate Accounts Measured at Fair Value in our Balance Sheets
Separate Account assets in our Large Case Pensions business represent funds maintained to meet specific investment objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Account liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Net investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Account assets are not reflected in our statements of income, shareholders’ equity or cash flows.

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

Real Estate – The values of the underlying real estate investments are estimated using generally-accepted valuation techniques and give consideration to the investment structure.  An appraisal of the underlying real estate for each of these investments is performed annually.  In the quarters in which an investment is not appraised or its valuation is not updated, fair value is based on available market information.  The valuation of a real estate investment is adjusted only if there has been a significant change in economic circumstances related to the investment since acquisition or the most recent independent valuation and upon the appraiser’s review and concurrence with the valuation.  Further, these valuations have been prepared giving consideration to the income, cost and sales comparison approaches of estimating property value.  These valuations do not necessarily represent the prices at which the real estate investments would sell, since market prices of real estate investments can only be determined by negotiation between a willing buyer and seller.  Therefore, these investment values are classified as Level 3.

Separate Account financial assets at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010				December 31, 2009
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$947.4	$2,555.1	$87.7	$3,590.2	$752.3	$2,508.0	$97.3	$3,357.6
Equity securities	1,167.9	-	-	1,167.9	1,215.1	.9	-	1,216.0
Derivatives	-	.3	-	.3	-	1.2	-	1.2
Common/Collective trusts	-	-	-	-	-	1,152.6	-	1,152.6
Real estate	-	-	-	-	-	-	71.4	71.4
Total (1)	$2,115.3	$2,555.4	$87.7	$4,758.4	$1,967.4	$3,662.7	$168.7	$5,798.8
(1)	Excludes $313.4 million and $484.3 million of cash and cash equivalents and other receivables at June 30, 2010 and December 31, 2009, respectively.

The changes in the balances of Level 3 Separate Account financial assets for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$101.1	$70.3	$171.4	$97.3	$71.4	$168.7
Total (losses) gains accrued to contract holders	(15.7)	6.2	(9.5)	(30.4)	5.1	(25.3)
Purchases, sales and maturities	2.3	.2	2.5	21.2	.2	21.4
Transfers out of Level 3 (1) (2)	-	(76.7)	(76.7)	(.4)	(76.7)	(77.1)
Ending Balance	$87.7	$-	$87.7	$87.7	$-	$87.7

	Three Months Ended			Six Months Ended
		June 30, 2009		June 30, 2009
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$325.4	$79.8	$405.2	$365.1	$86.7	$451.8
Total losses accrued to contract holders	(29.9)	(8.5)	(38.4)	(106.6)	(15.2)	(121.8)
Purchases, sales and maturities	(141.9)	-	(141.9)	(109.5)	(.2)	(109.7)
Transfers into Level 3 (1)	18.7	-	18.7	23.3	-	23.3
Ending Balance	$172.3	$71.3	$243.6	$172.3	$71.3	$243.6
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

(2)	The transfers out of Level 3 for 2010 primarily represent real estate Separate Account assets that were transitioned out of our business.

8.	Defined Benefit Retirement Plans

Components of the net periodic benefit cost of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and six months ended June 30, 2010 and 2009 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Operating component:
Service cost	$15.4	$12.0	$30.7	$24.0	$-	$.1	$.1	$.2
Amortization of prior service cost	(.6)	(.5)	(1.1)	(1.1)	(.9)	(.9)	(1.8)	(1.8)
Total operating component (1)	14.8	11.5	29.6	22.9	(.9)	(.8)	(1.7)	(1.6)

Financing component:
Interest cost	76.7	79.1	153.3	158.2	4.4	5.4	8.9	10.8
Expected return on plan assets	(88.2)	(79.7)	(176.5)	(159.3)	(.9)	(1.0)	(1.8)	(2.0)
Recognized net actuarial loss	50.2	54.1	100.5	108.2	1.2	.8	2.3	1.6
Total financing component (1)	38.7	53.5	77.3	107.1	4.7	5.2	9.4	10.4

Net periodic benefit cost	$53.5	$65.0	$106.9	$130.0	$3.8	$4.4	$7.7	$8.8
(1)
The operating component of this expense is allocated to our business segments and the financing component is allocated to our Corporate Financing segment.  Our Corporate Financing segment is not a business segment.  It is added to our business segments to reconcile to our consolidated results.  Refer to Note 13 beginning on page 20 for additional information on our business segments.

9.	Debt

The carrying value of our long-term debt at June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
(Millions)	2010	2009
Senior notes, 5.75%, due 2011	$449.9	$449.9
Senior notes, 7.875%, due 2011	449.8	449.5
Senior notes, 6.0%, due 2016	747.4	747.1
Senior notes, 6.5%, due 2018	498.8	498.8
Senior notes, 6.625%, due 2036	798.6	798.6
Senior notes, 6.75%, due 2037	695.7	695.6
Total long-term debt	3,640.2	3,639.5
Less current portion of long-term debt (1)	899.7	-
Long-term debt, less current portion	$2,740.5	$3,639.5
(1)	At June 30, 2010, the 7.875% senior notes due March 2011 and the 5.75% senior notes due June 2011 are classified as current in the accompanying consolidated balance sheet at June 30, 2010.

At June 30, 2010 and December 31, 2009, we had approximately $450 million and $481 million, respectively, of commercial paper outstanding with a weighted average interest rate of .45% and .38%, respectively.

At June 30, 2010, we had an unsecured $1.5 billion revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013.  The Facility provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .045% to .175% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .06% at June 30, 2010.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30, 2010.  There were no amounts outstanding under the Facility at June 30, 2010.

During 2010 and 2009, we entered into five interest rate swaps with a notional value of $100 million each.  We entered into these swaps to hedge interest rate exposure in anticipation of future issuance of long-term debt.  At June 30, 2010 and December 31, 2009, the interest rate swaps had an aggregate fair value of $(5) million and $42 million, respectively.  We also recorded a $47 million unrealized capital loss and a $35 million unrealized capital gain related to these interest rate swaps in other comprehensive income for the six months ended June 30, 2010 and 2009, respectively.

10.	Capital Stock

On February 27, 2009, our Board of Directors (the “Board”) authorized a share repurchase program for the repurchase of up to $750 million of our common stock.  During the six months ended June 30, 2010, we repurchased approximately 15 million shares of common stock at a cost of approximately $481 million (approximately $15 million of these repurchases were settled in early July).  At June 30, 2010, we had remaining authorization to repurchase an aggregate of up to approximately $110 million of common stock under the Board authorization.

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

11.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at June 30, 2010, the amount of dividends that may be paid to Aetna through the end of 2010 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $764 million in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $7.2 billion and $6.8 billion at June 30, 2010 and December 31, 2009, respectively.

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

The first class action case was commenced on July 30, 2007.  The federal Judicial Panel on Multi-District Litigation (the “MDL Panel”) has consolidated these class action cases in the United States District Court for the District of New Jersey under the caption In re: Aetna UCR Litigation, MDL No. 2020 (“MDL 2020”).   In addition, the MDL Panel has transferred the individual lawsuits to MDL 2020.  Discovery has commenced in MDL 2020, and the court has not set a trial date.  We intend to vigorously defend ourselves against the claims brought in these cases.

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

Centers for Medicare & Medicaid Services (“CMS”) Actions
In April 2010, CMS imposed intermediate sanctions on us suspending the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan Contracts, effective April 21, 2010. The sanctions relate to compliance with certain Medicare Part D requirements, primarily those relating to changes in the drugs covered by certain plans from 2009 to 2010.  The suspension does not affect our current Medicare enrollees who stay in their existing plans.  CMS has granted us a limited waiver of these sanctions to allow us to continue to enroll eligible members into existing, contracted group Aetna Medicare Advantage Plans and Standalone Prescription Drug Plans through September 10, 2010.

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

In addition, our current and past business practices are subject to audit and review by, and from time to time we receive subpoenas and other requests for information from, various state insurance and health care regulatory authorities and attorneys general, the Office of the Inspector General, CMS, and other state and federal authorities.  These audits, reviews, subpoenas, and other requests include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our business practices, including our overall claims processing and payment practices, our business practices with respect to our small business, student health business or individual customers (such as rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, in connection with their consideration of health care reform measures, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including premium rate increases, utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices and claim payment practices (including payments to out-of-network providers).  As a leading national health care benefits company, we regularly are the subject of such reviews.  These reviews may result, and have resulted, in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions, including the actions taken by CMS that are described above under “CMS Actions” and may prevent or delay us from implementing planned premium rate increases.

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

Summarized financial information of our segments for the three and six months ended June 30, 2010 and 2009 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Financing	Company
Three months ended June 30, 2010
Revenue from external customers	$7,759.4	$450.4	$38.9	$-	$8,248.7
Operating earnings (loss) (1)	467.4	44.4	6.1	(67.7)	450.2
Three months ended June 30, 2009
Revenue from external customers	$7,892.3	$466.3	$40.2	$-	$8,398.8
Operating earnings (loss) (1)	336.0	42.5	7.7	(77.7)	308.5
Six months ended June 30, 2010
Revenue from external customers	$15,524.8	$909.3	$84.2	$-	$16,518.3
Operating earnings (loss) (1)	927.5	72.9	15.8	(135.4)	880.8
Six months ended June 30, 2009
Revenue from external customers	$15,746.9	$929.4	$92.8	$-	$16,769.1
Operating earnings (loss) (1)	805.4	84.6	16.9	(155.8)	751.1
(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other item described in the reconciliation below.

A reconciliation of operating earnings to net income for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Operating earnings	$450.2	$308.5	$880.8	$751.1
Litigation-related insurance proceeds (1)	13.0	24.9	58.5	24.9
Net realized capital gains	27.8	13.2	114.3	8.4
Net income	$491.0	$346.6	$1,053.6	$784.4
(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we recorded proceeds of $13.0 million ($20.0 million pretax) and $58.5 million ($90.0 million pretax), respectively, for the three and six months ended June 30, 2010, respectively, and $24.9 million ($38.2 million pretax) for the three and six months ended June 30, 2009 from our liability insurers related to certain litigation we settled in 2003.  We are continuing to litigate similar claims against certain of our other liability insurers.  We excluded this item and net realized capital gains (losses) from our operating earnings because they neither relate to the ordinary course of our business nor reflect our underlying business performance.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2010 and 2009 was as follows (pretax):

(Millions)	2010	2009
Reserve, beginning of period	$789.2	$790.4
Operating losses	(7.4)	(22.2)
Cumulative effect of new accounting standard as of April 1, 2009 (1)	-	42.1
Net realized capital gains (losses)	66.9	(19.3)
Reserve, end of period	$848.7	$791.0
(1)
The adoption of new accounting guidance issued by the FASB for OTTI resulted in a cumulative effect adjustment at April 1, 2009.  Refer to Note 2 beginning on page 5 for additional information.  This amount is not reflected in accumulated other comprehensive loss and retained earnings in our shareholders’ equity since the results of discontinued products do not impact our results of operations.

During the six months ended June 30, 2010, our discontinued products reflected net realized capital gains primarily attributable to gains from the sale of investment real estate and debt securities.  We evaluated the operating loss in 2010 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at June 30, 2010.

Assets and liabilities supporting discontinued products at June 30, 2010 and December 31, 2009 were as follows: (1)

(Millions)	2010	2009
Assets:
Debt and equity securities available for sale	$2,572.2	$2,507.7
Mortgage loans	506.1	543.9
Other investments	621.3	630.2
Total investments	3,699.6	3,681.8
Other assets	148.4	118.6
Collateral received under securities loan agreements	49.0	33.4
Current and deferred income taxes	54.3	51.5
Receivable from continuing products (2)	477.7	463.4
Total assets	$4,429.0	$4,348.7

Liabilities:
Future policy benefits	$3,214.9	$3,301.0
Policyholders' funds	11.0	12.1
Reserve for anticipated future losses on discontinued products	848.7	789.2
Collateral payable under securities loan agreements	49.0	33.4
Other liabilities (3)	305.4	213.0
Total liabilities	$4,429.0	$4,348.7
(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2) (3)
The receivable from continuing products is eliminated in consolidation.
Net unrealized capital gains and losses on the available-for-sale debt securities are included in other liabilities and are not reflected in consolidated shareholders’ equity.

Distributions on discontinued products for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Scheduled contract maturities, settlements and benefit payments	$107.0	$112.3	$214.2	$225.5
Participant-directed withdrawals	-	.1	-	.1

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

15.	Subsequent Event

On July 27, 2010, we entered into a Pharmacy Benefit Management Subcontract Agreement (the “PBM Agreement”) with CVS Caremark Corporation (“CVS Caremark”).  The PBM Agreement is for a term of up to 12 years, subject to certain termination rights for Aetna commencing January 2018.  Under the PBM Agreement, we will retain and operate our mail order and specialty pharmacies.  CVS Caremark will provide the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order pharmacy and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services.   We will continue to maintain and manage our pharmacy benefit management organization.  All necessary regulatory approvals are expected to be obtained before January 1, 2011, the date CVS Caremark is expected to begin performing services for us under the PBM Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2010, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009, and the related consolidated statement of shareholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company’s management.

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
July 28, 2010

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 35.8 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities and health care management services for Medicaid plans.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at June 30, 2010 and December 31, 2009 and results of operations for the three and six months ended June 30, 2010 and 2009.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our results of operations and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2009 Annual Report on Form 10-K (the “2009 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Revenue:
Health Care	$7,886.7	$7,989.8	$15,805.3	$15,936.3
Group Insurance	526.5	545.2	1,082.6	1,076.4
Large Case Pensions	132.6	135.8	279.4	272.8
Total revenue	8,545.8	8,670.8	17,167.3	17,285.5
Net income	491.0	346.6	1,053.6	784.4
Operating earnings: (1)
Health Care	467.4	336.0	927.5	805.4
Group Insurance	44.4	42.5	72.9	84.6
Large Case Pensions	6.1	7.7	15.8	16.9
Cash flows from operations			754.8	926.7
(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures on page 27 for a discussion of non-GAAP measures.  Refer to pages 28, 31 and 32 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segments’ operating earnings for the three and six months ended June 30, 2010 were higher than the corresponding periods in 2009, primarily due to higher Commercial underwriting margins from favorable prior period reserve development and improved underlying performance partially offset by lower Commercial Insured membership.

Underwriting margins in our Health Care segment reflect approximately $199 million of favorable development and $65 million of unfavorable development of prior period health care cost estimates for the three months ended June 30, 2010 and 2009, respectively.  Excluding this reserve development, underwriting margins were higher in 2010 than 2009 due to increases in per member health care premiums that exceeded the increase in per member health care costs partially offset by lower Commercial Insured membership.

In our Health Care segment, we experienced lower Commercial Insured membership (where we assume all or a majority of the risk for medical and dental care costs) and slightly higher membership in our administrative services contract (“ASC”) products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs).  At June 30, 2010, we served approximately 18.6 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.9 million dental members and 9.7 million pharmacy benefit management services members.  At June 30, 2009, we served approximately 19.1 million medical members (consisting of approximately 34% Insured members and 66% ASC members), 14.6 million dental members, and 10.6 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2010 and 2009, generating $890 million and $1 billion of cash flows from operations in our Health Care and Group Insurance businesses during the six months ended June 30, 2010 and 2009, respectively.  These cash flows funded ordinary course operating activities and the repurchase of approximately 15 million and 21 million shares of our common stock under our share repurchase programs at a cost of approximately $481 million and $548 million for the six months ended June 30, 2010 and 2009, respectively.

On July 27, 2010, we entered into a Pharmacy Benefit Management Subcontract Agreement (the “PBM Agreement”) with CVS Caremark Corporation (“CVS Caremark”).  The PBM Agreement is for a term of up to 12 years, subject to certain termination rights for Aetna commencing January 2018.  Under the PBM Agreement, we will retain and operate our mail order and specialty pharmacies.  CVS Caremark will provide the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order pharmacy and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services.   We will continue to maintain and manage our pharmacy benefit management organization.  All necessary regulatory approvals are expected to be obtained before January 1, 2011, the date CVS Caremark is expected to begin performing services for us under the PBM Agreement.  We expect the PBM Agreement to allow us to preserve and enhance our integrated value proposition, integrate medical, clinical and pharmacy programs and data to improve quality of care while lowering costs, and enhance the affordability of our Health Care products through improved retail, mail order and specialty pharmacy drug pricing.  We also expect to incur one-time transaction costs associated with the PBM Agreement during 2010 and integration costs associated with the PBM Agreement during 2010 and 2011.

Health Care Reform Legislation
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) legislating broad-based changes to the U.S. health care system which will significantly affect the U.S. economy.  Health Care Reform will significantly impact our business operations and financial results, including our medical benefit ratios.  Components of the legislation will be phased in over the next eight years.  We are and will continue to be required to dedicate material resources and incur material expenses during that time to implement Health Care Reform.  While the federal government has begun to issue regulations implementing Health Care Reform, many significant parts of the legislation require further guidance and clarification in the form of regulations.  As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

The expansion of health care coverage contemplated in Health Care Reform will be funded in part by material additional fees and taxes on us and other health insurers and health plans and reductions to the reimbursements we are paid by the federal government for our Medicare members, among other sources.  While not all-inclusive, we are evaluating the impact of the following key provisions of Health Care Reform to determine the impact that it will have on our business operations and financial results:

•
Requirements beginning in 2010 for health plans to submit and justify rates, provide dependent coverage up to age 26 and eliminate certain lifetime and annual maximum limits on the dollar value of coverage.  Regulations issued to date, among other things:  permit specified minimum annual coverage limits, which will be phased out by 2014; and effectively guarantee issuance of insurance coverage for enrollees under age 19 beginning in 2010.

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
•
Non-deductibility of employee compensation in excess of $500,000 beginning in 2013.  Additionally, there will be significant annual taxes and assessments on health insurance providers beginning in 2014.

•	Multiple insurance reforms beginning in 2014, including rating limits and benefit requirements, guaranteed issue and renewability.
•	Establishment of a health insurance exchange for the individual and small group markets by 2014.
•	Expansion of state-based Medicaid coverage beginning in 2014.
•	Establishment of individual and employer mandates for insurance coverage beginning in 2014.
•	Significant excise taxes on employer-sponsored health benefits above a certain threshold beginning in 2018.

Health Care Reform presents us with new business opportunities and new financial and other challenges.  At this time, the impact of Health Care Reform on our business is uncertain because, among other things, additional regulations will need to be enacted in order to clarify significant parts of the legislation; however, it is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.  For additional information on health care reform, refer to Regulatory Environment beginning on page 37 and Forward-Looking Information/Risk Factors beginning on page 39.

TRICARE Managed Care Support Contract
In July 2009, we were awarded the TRICARE managed care support contract for the North Region.  The contract award was protested by an unsuccessful bidder. The United States Government Accountability Office (the “GAO”) sustained the protest in November 2009.  Based upon procurement protocol, the United States Department of Defense reviewed the recommendations issued by the GAO and awarded the contract to the incumbent contractor.

Segment Results and Use of Non-GAAP Measures in this Document
The discussion of our results of operations that follows is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements beginning on page 20.  Each segment’s discussion of results is based on operating earnings.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment.  It is added to our business segments to reconcile our consolidated results.  The Corporate Financing segment includes interest expense for our outstanding debt and the financing components of our pension and other post-retirement benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

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

Operating Summary for the Three and Six Months Ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Premiums:
Commerical	$5,148.4	$5,370.0	$10,291.8	$10,692.0
Medicare	1,507.2	1,417.9	3,026.5	2,879.0
Medicaid	259.6	242.6	492.0	451.7
Total premiums	6,915.2	7,030.5	13,810.3	14,022.7
Fees and other revenue	844.2	861.8	1,714.5	1,724.2
Net investment income	104.9	95.6	212.7	193.3
Net realized capital gains (losses)	22.4	1.9	67.8	(3.9)
Total revenue	7,886.7	7,989.8	15,805.3	15,936.3
Health care costs	5,658.6	6,102.4	11,349.6	11,906.6
Operating expenses:
Selling expenses	282.8	280.3	581.0	579.4
General and administrative expenses	1,144.1	1,027.7	2,227.5	2,129.4
Total operating expenses	1,426.9	1,308.0	2,808.5	2,708.8
Amortization of other acquired intangible assets	22.5	22.8	45.2	45.6
Total benefits and expenses	7,108.0	7,433.2	14,203.3	14,661.0
Income before income taxes	778.7	556.6	1,602.0	1,275.3
Income taxes	284.1	193.8	545.5	448.9
Net income	$494.6	$362.8	$1,056.5	$826.4

The table presented below reconciles net income, in accordance with GAAP, to operating earnings for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Net income	$494.6	$362.8	$1,056.5	$826.4
Litigation-related insurance proceeds (1)	(13.0)	(24.9)	(58.5)	(24.9)
Net realized capital (gains) losses	(14.2)	(1.9)	(70.5)	3.9
Operating earnings	$467.4	$336.0	$927.5	$805.4
(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we recorded proceeds of $13.0 million ($20.0 million pretax) and $58.5 million ($90.0 million pretax), respectively, for the three and six months ended June 30, 2010 and $24.9 million ($38.2 million pretax) for the three and six months ended June 30, 2009 from our liability insurers related to certain litigation we settled in 2003.  We are continuing to litigate similar claims against certain of our other liability insurers.  We excluded this item from our operating earnings as it neither relates to the ordinary course of our business nor reflects our underlying business performance.

Operating earnings for the three and six months ended June 30, 2010 were higher than the corresponding periods in 2009, primarily due to higher underwriting margins.  Our underwriting margins in 2010 reflect favorable development of prior-period health care cost estimates and improved underlying performance primarily in our Commercial products, partially offset by lower Commercial Insured membership.  Included in these amounts are $199 million ($128 million after tax) of favorable and $65 million ($42 million after tax) of unfavorable development of prior period health care costs estimates for the three months ended June 30, 2010 and 2009, respectively.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three and six months ended June 30, 2010 and 2009, our MBRs by product were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Commercial	80.1%	85.9%	80.6%	83.8%
Medicare	86.4%	89.4%	86.7%	88.1%
Medicaid	89.2%	92.2%	87.6%	91.5%
Total	81.8%	86.8%	82.2%	84.9%

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

The operating results of our Commercial products reflect higher underwriting margins and lower Insured membership in 2010 compared to 2009.
Commercial premiums decreased approximately $222 million and $400 million for the three and six months ended June 30, 2010, when compared to the corresponding periods in 2009, reflecting a decline in Insured medical membership and a slight decline due to product mix partially offset by premium rate increases.

Our Commercial MBRs were 80.1% and 80.6% for the three and six months ended June 30, 2010, respectively compared to 85.9% and 83.8%, respectively, for the corresponding periods in 2009.  The lower Commercial MBRs in 2010 reflect favorable development of prior period health care costs estimates and a percentage increase in our per member health care premiums that exceeded the increase in per member health care costs.

Included in these amounts were approximately $160 million of favorable and $65 million of unfavorable development of prior period health care cost estimates for the three months ended June 30, 2010 and 2009, respectively.  The 2010 development was primarily from health care costs incurred in the first quarter of 2010 and a result of flu costs and utilization that were lower than we anticipated in our first quarter 2010 reserve estimates including the impact of severe weather in the Northeast. The 2009 development was primarily driven by unusually high paid claims activity in the second quarter primarily related to 2008.   Excluding this development, the Commercial MBR was lower in 2010 than 2009, reflecting a percentage increase in per member health care premiums that exceeded the percentage increase in per member health care costs, reflecting our continued disciplined pricing actions and effective medical quality and cost management.  Refer to Critical Accounting Estimates – Health Care Costs Payable in our 2009 Annual Report for a discussion of Health Care Costs Payable at December 31, 2009.

Medicare results for the three and six months ended June 30, 2010 reflect growth in membership from the corresponding periods in 2009.
Medicare premiums increased approximately $89 million and $148 million for the three and six months ended June 30, 2010, when compared to the corresponding periods in 2009.  This increase is attributable to the increase in Medicare membership in 2010 and revisions to premium estimates for specified risk adjustments that reduced Medicare premiums in the second quarter of 2009.

Our Medicare MBRs for the three and six months ended June 30, 2010 were 86.4% and 86.7%, respectively, compared to 89.4% and 88.1%, respectively, for the corresponding periods in 2009.  The improvement in Medicare MBRs from the prior year is due primarily to favorable prior period reserve development in the quarter.  For the three months ended June 30, 2010 and 2009, we had approximately $34 million and $13 million, respectively, of favorable development of prior period Medicare health care cost estimates.

Other Sources of Revenue
Net realized capital gains (losses) for the three and six months ended June 30, 2010 increased by approximately $21 million and $72 million when compared to the corresponding periods in 2009.  This increase primarily reflects net gains from the sales of debt securities partially offset by losses from derivative transactions.

Membership
Health Care’s membership at June 30, 2010 and 2009 was as follows:

	2010			2009
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,133	11,887	17,020	5,692	11,960	17,652
Medicare	451	-	451	423	-	423
Medicaid	343	788	1,131	291	686	977
Total Medical Membership	5,927	12,675	18,602	6,406	12,646	19,052

Consumer-Directed Health Plans (1)			2,221			1,827

Dental:
Commercial	5,016	7,293	12,309	5,262	7,509	12,771
Medicare and Medicaid	155	450	605	249	404	653
Network Access (2)	-	998	998	-	1,145	1,145
Total Dental Membership	5,171	8,741	13,912	5,511	9,058	14,569

Pharmacy:
Commercial			8,794			9,969
Medicare PDP (stand-alone)			637			328
Medicare Advantage PDP			234			227
Medicaid			30			27
Total Pharmacy Benefit Management Services			9,695			10,551
Mail Order (3)			638			683
Total Pharmacy Membership			10,333			11,234
(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.
(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.
(3)	Represents members who purchased medications through our mail order pharmacy operations during the second quarter of 2010 and 2009, respectively, and are included in pharmacy membership above.

Total medical membership at June 30, 2010 decreased compared to June 30, 2009, reflecting a reduction in Commercial membership due primarily to lapsed customers that was partially offset by growth in Medicare and Medicaid membership.

Total dental membership decreased in 2010 primarily due to lapses exceeding new sales and membership declines from existing customers.

Total pharmacy benefit management services membership decreased in 2010 compared to 2009 primarily due to lower cross-selling of our Commercial pharmacy benefit management services, partially offset by growth in Medicare PDP membership.

GROUP INSURANCE

Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life, group universal life, supplemental or voluntary programs, and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers, and we are working with our customers on an orderly transition of this product to other carriers.

Operating Summary for the Three and Six Months Ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Premiums:
Life	$277.8	$279.8	$556.7	$556.6
Disability	133.1	140.4	272.3	280.8
Long-term care	13.4	18.3	27.4	36.5
Total premiums	424.3	438.5	856.4	873.9
Fees and other revenue	26.1	27.8	52.9	55.5
Net investment income	66.6	69.4	137.6	133.5
Net realized capital gains	9.5	9.5	35.7	13.5
Total revenue	526.5	545.2	1,082.6	1,076.4
Current and future benefits	370.8	381.6	770.3	757.2
Operating expenses:
Selling expenses	19.7	23.5	43.0	46.9
General and administrative expenses	64.5	71.5	131.7	139.9
Total operating expenses	84.2	95.0	174.7	186.8
Amortization of other acquired intangible assets	1.7	1.7	3.4	3.4
Total benefits and expenses	456.7	478.3	948.4	947.4
Income before income taxes	69.8	66.9	134.2	129.0
Income taxes	19.3	14.9	30.3	30.9
Net income	$50.5	$52.0	$103.9	$98.1

The table presented below reconciles net income, in accordance with GAAP, to operating earnings for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Net income	$50.5	$52.0	$103.9	$98.1
Net realized capital gains	(6.1)	(9.5)	(31.0)	(13.5)
Operating earnings	$44.4	$42.5	$72.9	$84.6

Operating earnings for the three months ended June 30, 2010 increased compared to the corresponding period in 2009, primarily due to lower operating expenses partially offset by slightly lower underwriting margins.  Operating earnings for the six months ended June 30, 2010 decreased compared to the corresponding period in 2009, primarily due to lower underwriting margins from our long-term care and life products, partially offset by lower operating expenses.

The group benefit ratio (which represents current and future benefits divided by premiums) was 87.4% and 89.9% for the three and six months ended June 30, 2010, compared to 87.0% and 86.6% for the corresponding periods in 2009.  The increase in the group benefit ratio for the three and six months ended June 30, 2010 compared to the corresponding periods in 2009 was primarily due to more favorable long-term care and life underwriting experience in 2009.

Net realized capital gains for the six months ended June 30, 2010 increased by approximately $22 million when compared to the corresponding period in 2009.  This increase primarily reflects net gains from the sales of debt securities partially offset by losses from derivative transactions.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Premiums	$36.2	$37.4	$78.8	$87.1
Net investment income	82.2	93.8	178.6	181.2
Other revenue	2.7	2.8	5.4	5.7
Net realized capital gains (losses)	11.5	1.8	16.6	(1.2)
Total revenue	132.6	135.8	279.4	272.8
Current and future benefits	109.9	122.2	237.4	249.9
General and administrative expenses	3.6	2.3	5.4	3.2
Total benefits and expenses	113.5	124.5	242.8	253.1
Income before income taxes	19.1	11.3	36.6	19.7
Income taxes	5.5	1.8	8.0	4.0
Net income	$13.6	$9.5	$28.6	$15.7

The table presented below reconciles net income, in accordance with GAAP, to operating earnings for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Net income	$13.6	$9.5	$28.6	$15.7
Net realized capital (gains) losses	(7.5)	(1.8)	(12.8)	1.2
Operating earnings	$6.1	$7.7	$15.8	$16.9

Operating earnings in 2010 declined compared to 2009, consistent with the run-off nature of this segment.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate future losses over their life (which is greater than 30 years); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 21.  Please refer to this note for additional information.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2010 and 2009 was as follows (pretax):

(Millions)	2010	2009
Reserve, beginning of period	$789.2	$790.4
Operating losses	(7.4)	(22.2)
Cumulative effect of new accounting standard as of April 1, 2009 (1)	-	42.1
Net realized capital gains (losses)	66.9	(19.3)
Reserve, end of period	$848.7	$791.0
(1)
The adoption of new accounting guidance issued by the FASB for OTTI resulted in a cumulative effect adjustment at April 1, 2009.  Refer to Note 2 beginning on page 5 for additional information.  This amount is not reflected in accumulated other comprehensive loss and retained earnings in our shareholders’ equity since the results of discontinued products do not impact our results of operations.

During the six months ended June 30, 2010, our discontinued products reflected net realized capital gains primarily attributable to gains from the sale of investment real estate and debt securities.  We have evaluated the operating loss in 2010 against our expectations of future cash flows assumed in estimating the reserve and do not believe an adjustment to the reserve is required at June 30, 2010.

INVESTMENTS

At June 30, 2010 and December 31, 2009 our investment portfolio consisted of the following:

	June 30,	December 31,
(Millions)	2010	2009
Debt and equity securities available for sale	$17,733.7	$17,159.7
Mortgage loans	1,520.4	1,594.0
Other investments	1,193.6	1,220.1
Total investments	$20,447.7	$19,973.8

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not impact our results of operations.  Our total investments supported the following products at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(Millions)	2010	2009
Supporting experience-rated products	$1,706.7	$1,681.1
Supporting discontinued products	3,699.6	3,681.8
Supporting remaining products	15,041.4	14,610.9
Total investments	$20,447.7	$19,973.8

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant withdrawals for the three and six months ended June 30, 2010 and 2009 were as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2010	2009	2010	2009
Scheduled contract maturities and benefit payments (1)	$66.9	$67.5	$132.5	$134.3
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	1.6	.3	4.8	.7
Participant-directed withdrawals	.7	.8	1.2	1.7
(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our portfolio had an average credit quality rating of A+ at June 30, 2010 and December 31, 2009, with approximately $5.2 billion and $4.9 billion, respectively, rated AAA.  Total debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.2 billion and $1.3 billion at June 30, 2010 and December 31, 2009, respectively (of which 15%, at June 30, 2010 and December 31, 2009, supported our discontinued and experience-rated products).

At June 30, 2010 and December 31, 2009, we held approximately $823 million and $486 million, respectively, of municipal debt securities and $23 million and $34 million, respectively, of structured product debt securities that were guaranteed by third parties, collectively representing approximately 4% and 3%, respectively, of our total investments.  These securities had an average credit quality rating of A+ at both June 30, 2010 and December 31, 2009 with the guarantee.  Without the guarantee, the average credit quality rating of the municipal debt securities was A+ on each respective date.  The structured product debt securities without guarantees are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, carrying them at fair value on our balance sheet.  Approximately 2% and 3% of our debt and equity securities at June 30, 2010 and December 31, 2009, respectively, were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 11 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At June 30, 2010 and December 31, 2009, our debt and equity securities had net unrealized capital gains of $1.1 billion and $717 million, respectively, of which $347 million and $207 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 5 of Condensed Notes to Consolidated Financial Statements beginning on page 7 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at June 30, 2010 and December 31, 2009.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, the carrying value of the security is written down.  The amount of the credit-related impairment is included in our results of operations and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary-impairments ("OTTI") of our debt securities is considered a critical accounting estimate.  Refer to Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities in our 2009 Annual Report for more information.

Net Realized Capital Gains and Losses
Net realized capital gains were $43 million and $120 million for the three and six months ended June 30, 2010, respectively, and $13 million and $8 million for the corresponding periods in 2009, respectively.  Included in these amounts were $3 million and $17 million for the three and six months ended June 30, 2010, respectively, and $16 million and $59 million for the three and six months ended for the corresponding periods in 2009, respectively, of OTTI losses on debt and equity securities.  We had no individually material realized capital losses on debt or equity securities that materially impacted our results of operations during the three and six months ended June 30, 2010 or 2009.

Mortgage Loans
Our mortgage loan portfolio (which is secured by commercial real estate) represented 7% and 8% of our total invested assets at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, approximately 99% of our mortgage loans continued to be performing assets.  In accordance with our accounting policies, there were no material impairment reserves on these loans at June 30, 2010 or December 31, 2009.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio to our consolidated near-term financial position, results of operations and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices.  Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, results of operations or cash flows at June 30, 2010.  Refer to the MD&A in our 2009 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

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

Presented below is a condensed statement of cash flows for the six months ended June 30, 2010 and 2009.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2010	2009
Cash flows from operating activities
Health Care and Group Insurance (including Corporate Financing)	$889.8	$1,034.1
Large Case Pensions	(135.0)	(107.4)
Net cash provided by operating activities	754.8	926.7

Cash flows from investing activities
Health Care and Group Insurance	(197.9)	(630.6)
Large Case Pensions	172.1	247.7
Net cash (used for) provided by investing activities	(25.8)	(382.9)

Net cash used for financing activities	(526.6)	(515.8)
Net increase in cash and cash equivalents	$202.4	$28.0

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $890 million in the six months ended June 30, 2010 and $1.0 billion in the six months ended June 30, 2009.

We repurchased approximately 15 million shares of common stock at a cost of approximately $481 million during the six months ended June 30, 2010 and 21 million shares of common stock at a cost of approximately $548 million during the six months ended June 30, 2009.  At June 30, 2010, the capacity remaining under our share repurchase program was approximately $110 million.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 18 for more information.

Other Liquidity Information
While our Board reviews our common stock dividend annually, we currently intend to maintain an annual dividend of $.04 per common share.  Among the factors considered by our Board in determining the amount of our dividend are our results of operations and the capital requirements, growth and other characteristics of our businesses.

We use short-term commercial paper borrowings from time to time to address timing differences between cash receipts and disbursements.  The maximum amount of commercial paper borrowings outstanding during the six months ended June 30, 2010 was $575 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”).  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions. There were no amounts outstanding under the Facility at any time during the period ending June 30, 2010.

Our total debt to capital ratio (total debt divided by shareholders’ equity plus total debt) was approximately 28% at June 30, 2010.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance and pledging or selling of assets.

Interest expense was $61 million and $122 million for both the three and six months ended June 30, 2010 and 2009, respectively.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 17 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 8, 2010, approximately .8 million performance stock units ("PSUs"), 1.6 million market stock units ("MSUs") and 1.1 million restricted stock units ("RSUs") were granted to certain employees.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 18 for additional information.

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

REGULATORY ENVIRONMENT

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively “Health Care Reform”) legislating broad-based changes to the U.S. health care system which will significantly affect the U.S. economy.   Health Care Reform will significantly impact our business operations and financial results, including our medical benefit ratios.  Components of the legislation will be phased in over the next eight years.  We are and will continue to be required to dedicate material resources and incur material expenses during that time to implement Health Care Reform.  While the federal government has begun to issue regulations implementing Health Care Reform, many significant parts of the legislation require further guidance and clarification in the form of regulations.  As a result, many of the impacts of Health Care Reform will not be known until those regulations are enacted, which we expect to occur over the next several years.

Beginning in 2010, the gap in coverage for Medicare Part D prescription drug coverage (the so-called “donut hole”) will incrementally close until the coverage gap is eliminated by 2020.  Some of the changes effective for plan years beginning on or after September 23, 2010 include:  restrictions on pre-existing condition exclusions and coverage denials for enrollees under age 19, elimination of lifetime maximums on the dollar value of coverage, restricted annual limits on the dollar value of coverage, a requirement to provide dependent coverage until age 26, elimination of payments by members for covered preventive services, emergency services reimbursement requirements, a prohibition on eligibility waiting periods beyond 90 days and new claim appeal requirements.  Effective January 1, 2011, insured health plans are required to provide rebates to enrollees if medical benefit ratios are less than 85% in the large group market and less than 80% in the small group and individual markets.  2011 Medicare Advantage payment rates to us will be frozen based on 2010 levels, and Medicare Advantage regionally-adjusted benchmarks will begin to phase in during 2012.  Beginning in 2014, the legislation requires:  guaranteed issue of coverage in the individual and small group markets (although the regulations on pre-existing conditions exclusions effectively guarantee issuance of insurance coverage for enrollees under age 19 beginning in 2010), rating limits and minimum benefit requirements, an individual mandate to purchase insurance, federal assistance to purchase health coverage for individuals meeting certain criteria, creation of state-based insurance exchanges for the delivery of coverage, elimination of pre-existing condition exclusions for all enrollees, elimination of annual limits on the dollar value of coverage and detailed public reporting and disclosure requirements.  In 2018, the law imposes a 40% excise tax on employer-sponsored health benefits above a certain threshold (the so-called “Cadillac Tax”).  Some provisions may not apply to certain grandfathered plans in effect on the date of enactment, and many provisions apply to both fully-insured and self-funded health plans.

The law also specifies required benefit designs, limits rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and, beginning in 2014, expands eligibility for Medicaid programs.  In addition, the law has created a new federal Health Insurance Rate Authority that will significantly increase federal oversight of health plan premium rates beginning in 2010 and could adversely affect our ability to appropriately increase health plan premiums.  Financing for these reforms will come, in part, from material additional fees and taxes on us and other health insurers, health plans and individuals beginning in 2014, as well as reductions in certain levels of payments to us and other health plans under Medicare which are described below.

At the state level, forty-four states and the District of Columbia held regular legislative sessions in 2010.  All but nine of these legislatures have adjourned for the year.  In 2010 state legislatures focused on the impact of federal health care reform legislation and state budget deficits.  Most states chose to respond to Health Care Reform by creating commissions and advisory groups to discuss the potential impact on the state health care community and systems as well as to evaluate new requirements applicable to the state itself.  Health Care Reform will significantly alter the federal structure that shapes the state regulation of health insurance, and states will be required to significantly amend numerous existing statutes and regulations.

Independent of federal efforts, we expect many states to continue to consider legislation to extend coverage to the uninsured through health insurance exchanges and Medicaid expansions, increase the limiting age for dependent eligibility, restrict health plan rescission of individual coverage, mandate minimum medical benefit ratios, implement rating reforms and enact an autism benefit mandate.  For example, regulators or legislatures in a number of states have implemented or are considering limits on premium rate increases, either enforcing existing legal requirements more stringently or proposing different regulatory standards.  We cannot predict whether additional health care reforms will be enacted at the state level, and if they are, what provisions they will contain in any state or what effect they will have on our business operations or financial results, but the effect could be materially adverse.

We will need to dedicate material resources and incur material expenses over the next several years to implement Health Care Reform at both the state and federal level, including implementing additional regulations that will provide guidance and clarification on significant parts of the legislation; however, it is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.

In addition to the Health Care Reform measures discussed above, the federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory proposals that have or could materially impact various aspects of the health care system.  For example:

●
On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted into law.  Under ARRA, as amended, if an individual is involuntarily terminated from employment (for reasons other than gross misconduct) on or before May 31, 2010, the individual may elect COBRA coverage and, for a period of up to fifteen months, receive a subsidy from his or her employer equal to 65% of the otherwise applicable COBRA premium charged to the employee.  The employer is entitled to apply the amount of premium assistance it pays as an offset against its payroll taxes.  Congress may further extend the end date of this subsidy or make additional changes to the benefits.  During 2009, the availability of this subsidy caused more people to elect COBRA coverage from us than we assumed, which caused unexpected increases in our medical costs.  Any further changes to COBRA may cause unexpected increases in our medical costs.

●
ARRA also expands and strengthens the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and imposes additional limits on the use and disclosure of Protected Health Information (“PHI”).  Among other things, ARRA requires us and other covered entities to report any unauthorized release of, use of, or access to PHI to any impacted individuals and to the U.S. Department of Health and Human Services in those instances where the unauthorized activity poses a significant risk of financial, reputational or other harm to the individuals, and to notify the media in any states where 500 or more people are impacted by any unauthorized release or use of or access to PHI.  Business associates (e.g., entities that provide services to health plans, such as electronic claims clearinghouses, print and fulfillment vendors, consultants, and us for the administrative services we provide to our ASC customers) must also comply with certain HIPAA provisions.  In addition, ARRA establishes greater civil and criminal penalties for covered entities and business associates who fail to comply with HIPAA’s provisions and requires the U.S. Department of Health and Human Services ("HHS") to issue regulations implementing its privacy and security enhancements.  We will continue to assess the impact of these regulations on our business operations as they are issued.

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

There also continues to be a heightened review by federal and state regulators of the health care insurance industry’s business and reporting practices.  In April 2010, the Centers for Medicare & Medicaid Services (“CMS”) imposed intermediate sanctions on us suspending the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan Contracts, effective April 21, 2010.  The sanctions relate to compliance with certain Medicare Part D requirements, primarily those relating to changes in the drugs covered by certain plans from 2009 to 2010.  The suspension does not affect our current Medicare enrollees who stay in their existing plans.  CMS has granted us a limited waiver of these sanctions to allow us to continue to enroll eligible members into existing, contracted group Aetna Medicare Advantage Plans and Standalone Prescription Drug Plans through September 10, 2010.

In addition, the regulations under the administrative simplification provisions of HIPAA have imposed a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors.  For example, HHS has released rules pursuant to HIPAA which mandate the use of standard formats in electronic health care transactions (for example, health care claims submission and payment, plan eligibility, precertification, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits).  HHS also has published rules requiring the use of standardized code sets and unique identifiers for employers and providers.  By 2013, the federal government will require that healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for describing health conditions.  These new standardized code sets, known as ICD-10, will require substantial investments from health care organizations, including us.  We currently estimate that our ICD-10 project costs will be approximately $50 million in 2010.

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

The following risk factors supplement the Forward-Looking Information/Risk Factors portion of our 2009 Annual Report and our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (the “1st Quarter 2010 10-Q”).  You should read that section of our 2009 Annual Report, our 1st Quarter 2010 10-Q and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

The federal and state governments continue to enact and seriously consider many broad-based legislative and regulatory measures that have and will continue to materially impact various aspects of the health care system and our business.
In March 2010, President Obama signed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act legislating broad-based changes to the U.S. health care system.   Components of the legislation will be phased in over the next eight years and there are many parts of the legislation that will require further guidance in the form of regulations.  In addition, at the state level, forty-four states and the District of Columbia held regular legislative sessions in 2010.  All but nine of these legislatures have adjourned for the year.  The state legislatures focused on the impact of federal health care reform legislation and state budget deficits in 2010.  For more information on these matters, refer to Regulatory Environment beginning on page 37.

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

For example, premium rates generally must be filed with state insurance regulators and are subject to their approval, either before or after rates take effect.  The new federal health legislation will require review of unreasonable premium rate increases by HHS in conjunction with state regulators.  Regulators or legislatures in a number of states have implemented or are considering limits on premium rate increases, either enforcing existing legal requirements more stringently or proposing different regulatory standards.  We anticipate additional regulatory or legislative action with respect to regulation of premium rates in our Insured business, some of which could materially and adversely affect our ability to earn adequate returns on Insured business in one or more states or cause us to withdraw from certain markets.

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

In addition, our Medicare, Medicaid and specialty and mail order pharmacy products are more highly regulated than our Commercial products.  In April 2010, CMS imposed intermediate sanctions on us suspending the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan Contracts, effective April 21, 2010.  The sanctions relate to compliance with certain Medicare Part D requirements, primarily those relating to changes in the drugs covered by certain plans from 2009 to 2010.  The suspension does not affect our current Medicare enrollees who stay in their existing plans.  CMS has granted us a limited waiver of these sanctions to allow us to continue to enroll eligible members into existing, contracted group Aetna Medicare Advantage Plans and Standalone Prescription Drug Plans through September 10, 2010.  We are cooperating fully with CMS on its review and are working to resolve the issues CMS has raised as soon as possible.  Any failure of our prevention, detection or control systems related to regulatory compliance and/or compliance with our internal policies could adversely affect our reputation and also expose us to litigation and other proceedings, fines, sanctions and/or penalties, any of which could adversely affect our business, operating results or financial condition.

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

We outsource and obtain certain information technology systems or other services from independent third parties and also delegate selected functions to independent practice associations and specialty service providers; portions of our operations are subject to their performance.
Although we take steps to monitor and regulate the performance of independent third parties who provide services to us or to whom we delegate selected functions, these arrangements may make our operations vulnerable if those third parties fail to satisfy their obligations to us, whether because of our failure to adequately monitor and regulate their performance, or changes in their own financial condition or other matters outside our control.  In recent years, certain third parties to whom we delegated selected functions, such as independent practice associations and specialty services providers, have experienced financial difficulties, including bankruptcy, which may subject us to increased costs and potential health benefits provider network disruptions, and in some cases cause us to incur duplicative claims expense.  In addition, certain of our vendors have been responsible for releases of sensitive information of our members and employees, which has caused us to incur additional expenses and given rise to litigation against us.  Certain legislative authorities have in recent years also discussed or proposed legislation that would restrict outsourcing and, if enacted, could materially increase our costs.  We also could become overly dependent on key vendors, which could cause us to lose core competencies if not properly monitored.

We have also entered into a Pharmacy Benefit Management Subcontract Agreement with CVS Caremark to provide certain PBM services to us and our customers and members.  This agreement is for a term of up to 12 years, subject to certain termination rights for Aetna commencing January, 2018.  CVS Caremark is expected to begin providing services under this agreement on January 1, 2011.  If this agreement were to terminate for any reason, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms.  As a result, we may not be able to meet the full demands of our customers, which could have a material adverse effect on our business, reputation and results of operations.

Our business may be impacted by the new financial reform legislation.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was signed into law on July 21, 2010.  Although few provisions of the Financial Reform Act became effective immediately upon signing, and many of its provisions require the adoption of rules to implement, there can be no assurance that the Financial Reform Act and the related rules will not impact our business.  For instance, the Financial Stability Oversight Council (the “Council”) created by the Financial Reform Act will be empowered to identify “systemically important” nonbank financial companies, thus bringing such companies under regulation by the Federal Reserve, and to recommend heightened prudential standards for the Federal Reserve to impose on these companies.  We believe that we fall within the Financial Reform Act's definition of “nonbank financial company,” but we cannot predict whether the Council will designate us a “systemically important” company, which the Financial Reform Act identifies as those that could pose a threat to financial stability either due to the potential of material financial distress at the company or due to the company’s ongoing activities.  Designation as “systemically important” requires the approval of at least two-thirds of the Council, including the Treasury Secretary, and requires the Council to consider a number of factors.  Many of the systemic risk provisions give regulators discretion to modify the statutory standards or issue exemptions.  Furthermore, the Council is not yet operational and has not yet adopted internal rules and procedures.  As a result, it is difficult to predict the scope and content of systemic risk regulations or their effect on us, should we be designated a “systemically important” nonbank financial company.

In addition, the Financial Reform Act creates a Federal Insurance Office (“FIO”) within the Department of Treasury, with limited powers that include information-gathering and subpoena authority.  Although the FIO does not have authority over health insurance, it will have authority over other parts of our business, primarily life insurance.

Furthermore, to the extent the Financial Reform Act limits the operations of banks and other financial services companies, it may impair their profitability, which could, in turn, affect the market value of their securities.  To the extent that we hold securities of such entities, the market value of our investments may be adversely affected.

For more information regarding these matters, refer to Regulatory Environment beginning on page 37 and Litigation and Regulatory Proceedings in Note 12 of Condensed Notes to Consolidated Financial Statements beginning on page 18.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2010 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A beginning on page 39 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended June 30, 2010:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April 1, 2010 - April 30, 2010	-	$-	-	$339.2
May 1, 2010 - May 31, 2010	3.7	29.33	3.7	229.2
June 1, 2010 - June 30, 2010	4.1	29.27	4.1	110.2
Total	7.8	$29.30	7.8	N/A

On February 27, 2009, we announced that our Board authorized a share repurchase program for the repurchase of up to $750 million of our common stock.  During the second quarter of 2010, we repurchased approximately 8 million shares of common stock at a cost of approximately $229 million.  At June 30, 2010, we had remaining authorization to repurchase an aggregate of up to approximately $110 million of common stock remaining under the Board authorization.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contacts
10.1	Aetna Inc. 2010 Stock Incentive Plan.
11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, beginning on page 6 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 28, 2010 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: July 28, 2010	By /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts
10.1	Aetna Inc. 2010 Stock Incentive Plan.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 28, 2010 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents	Electronic

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic