Form 10-K
period 2010-12-31
AETNA INC /PA/
filed 2011-02-25
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)	☐ Yes ☑ No

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010) was $10.7 billion.

There were 384.5 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at January 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The 2010 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein.  The definitive proxy statement related to Aetna Inc.’s 2011 Annual Meeting of Shareholders, to be filed on or about April 11, 2011 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2010

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I

Item 1.  Business

We are one of the nation’s leading diversified health care benefits companies, serving approximately 35.3 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, and medical management capabilities and Medicaid health care management services.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

We are strategically positioned for future success with the goal of participating in the shaping of more effective health care systems by empowering people to live healthier lives.  Our operational, financial and strategically-important accomplishments in the last year include:
•	Our long-term pharmacy benefit management subcontract with CVS Caremark Corporation ("CVS Caremark"), which commenced operations on January 1, 2011,
•	The acquisition of Medicity Inc. ("Medicity"), a leading health information exchange company to bolster our health care information technology strategy in January 2011,
•	The expansion of our Medicaid footprint by launching operations in Florida and expanding within Pennsylvania, and winning a fully-insured Aged Blind and Disabled contract in Illinois,
•
The win by our ActiveHealth Management business of a contract to cover approximately 500,000 state employees and their beneficiaries in North Carolina, which includes facilitating the roll-out of a Patient Centered Medical Home model of care statewide,

•	Achieving our short-term goal of a high single digit pretax operating margin, and
•
Issuing $750 million of debt, generating approximately $1.4 billion of cash flow from operations, and launching the industry's first collateralized reinsurance transaction that was financed by health insurance linked debt securities.

We believe these achievements strategically position us for future success with the goal of participating in the shaping of more effective health care systems.

The health care benefits industry continues to experience significant change.  In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) was enacted legislating broad-based changes to the U.S. health care benefit system.  The political environment remains uncertain, and there are pending efforts to repeal, and/or decline to fund implementation of various aspects of Health Care Reform and pending legal challenges to the constitutionality of Health Care Reform.  For additional information on federal and state health care reform, refer to the "Overview," "Regulatory Environment" and "Forward-Looking Information/Risk Factors" sections of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), beginning on pages 2, 23 and 35 of the Annual Report, respectively, which are incorporated herein by reference.

In addition, employers, consumers and the federal and state governments continue to increase their focus on health care costs and providing health insurance to the uninsured; and they continue to drive changes in the structure of health insurance and related benefits products and services.  Product features continue to evolve that are directed at containing rising health care costs, addressing affordability problems, enhancing access to quality health care services and giving members greater control and responsibility in directing their benefit dollars.  For employer-based health coverage, employers are continuing to require covered employee members to assume a greater portion of the cost of their health care and/or coverage.  These economic factors and greater consumer awareness are leading to increased popularity of products that offer flexibility in design features such as deductibles and co-payments, health savings accounts, consumer access to a broader network of health care providers and quality-based physician networks.  The industry is also subject to other forces including adverse economic conditions in the U.S. and abroad, federal and state legislative and regulatory reforms, advances in pharmaceutical and medical technology and industry consolidation.  All of these factors can affect the competitiveness of product and service offerings, the range of industry competitors and the bases of competition.  We believe that these factors will exist for some time and will drive a continuing evolution in the health care benefits industry.

We continue to invest in our company through the development of new products, strategic acquisitions and new business alliances.  We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customer markets and have done so through organic growth, acquisitions and new business alliances.

Over the last five years, this focus has led to the introduction of new products, such as Aetna One®, our suite of integrated products such as disease management and prevention, wellness and health promotion, and health, disability and absence assessments designed to help improve member health and productivity and lower medical and other benefit cost trend over time; our Personal Health Record, which provides members with online access to personal information to help them make better informed decisions about their health care; Aetna Health ConnectionsSM, our integrated disease management program and Aetna Vision PreferredSM, which will provide members with access to one of the largest vision networks in the U.S. starting in 2011.  We also continue to develop and enhance our existing products, such as our AexcelSM physician networks, which are comprised of specialist providers who have demonstrated effectiveness in the delivery of care based on measures of clinical performance and efficiency.  We are also continuing to expand our initiative to improve the transparency of our products and pricing by utilizing our Aetna Navigator online tool to give our members access to physician-specific cost, clinical quality and efficiency information.

During 2010 and 2009, we acquired companies that support our strategy.  In December 2010, we entered into an agreement to acquire Medicity.  We completed this acquisition in January 2011.  A leading innovator in provider solutions, Medicity offers a broad range of products and services that enable health systems, hospitals, physician practices and health information exchanges to securely access and exchange health care information, improving the quality and efficiency of patient care and reducing unnecessary health care costs.  Additionally, in 2009, we acquired Horizon Behavioral Services, LLC (“Horizon”), a leading provider of employee assistance programs to mid-sized and large employers.  More details on these acquisitions are included in Note 3 of Notes to Consolidated Financial Statements on page 64 of the Annual Report, which is incorporated herein by reference.

In July 2010, we entered into a Pharmacy Benefit Management Subcontract Agreement (the “PBM Agreement”) with CVS Caremark that we believe will further enhance value and service for our customers and members.  CVS Caremark began providing services under the PBM Agreement on January 1, 2011.  Under the PBM Agreement, we continue to maintain and manage our pharmacy benefit management (“PBM”) organization and retain and operate our mail order and specialty pharmacies.  CVS Caremark provides the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order pharmacy and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services.  We expect the PBM Agreement to allow us to preserve and enhance our integrated value proposition, integrate medical, clinical and pharmacy programs and data to improve quality of care while lowering costs, and enhance the affordability of our Health Care products through improved retail, mail order and specialty pharmacy drug pricing.  Additional information on the PBM Agreement is included in the Overview section of the MD&A, on page 2 of the Annual Report.

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue.  Refer to the MD&A and Note 19 of Notes to Consolidated Financial Statements beginning on pages 2 and 95, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue, profit and total asset information for each of our business segments and revenue and asset information about geographic areas.  The following is a description of each of our business segments.

Health Care
Products and Services
Health Care products consist of medical, pharmacy benefits management, dental, behavioral health and vision plans offered on both an insured basis and an employer-funded, or administrative, basis.  Medical products include point of service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  We also offer Medicare and Medicaid products and services, as well as specialty products, such as medical management and data analytics services, medical stop loss insurance and products that provide access to our provider networks in select markets.  We refer to insurance products as “Insured” and administrative products as “ASC.”

Our principal products and services are targeted specifically to large multi-site national, mid-sized and small employers.  We also serve individual insureds, expatriates and, in certain markets, Medicare and Medicaid beneficiaries.  Medicare and Medicaid products and services are categorized separately from the Health Care products and services we sell to employers, other groups and individuals, which we refer to as Commercial.

The primary Commercial products we offer are POS, PPO, HMO and Indemnity plans.  We also offer other Commercial products and services including:

ActiveHealth Management
Through the use of our patented CareEngine® system, our ActiveHealth Management business provides evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others.  In 2010, ActiveHealth Management won a contract to cover approximately 500,000 state employees and their beneficiaries in North Carolina, which includes facilitating the roll-out of a Patient Centered Medical Home model of care statewide.

Behavioral Health
Our behavioral health products provide members who experience mental health illness with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs.  On November 1, 2009, we acquired Horizon.  Horizon provides customized behavioral health solutions to employees in all 50 states.

Personal Health Record
Our Personal Health Record provides members with online access to personal information, including individual personalized messages and alerts, detailed health history based on available claims data and voluntarily submitted information, and integrated information and resources to help members make informed decisions about their health care.

Pharmacy
We offer pharmacy benefit management and specialty and mail order pharmacy services to our members.  Our pharmacy fulfillment services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®.  ASP compounds and dispenses specialty medications and offers certain support services associated with specialty medications.  Specialty medications are generally injectable or infused medications that may not be readily available at local pharmacies.  Aetna Rx Home Delivery® provides mail order prescription drug services.  Beginning on January 1, 2011, CVS Caremark began to perform the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services for us.  Additional information on this arrangement is included in the “Overview” section of the MD&A, on page 2 of the Annual Report.

Dental
We offer managed dental plans on an Insured and ASC basis.  We are one of the nation’s largest providers of dental coverage, based on membership at December 31, 2010.

Provider Network Rental (“Cofinity”)
Through our Cofinity products, we provide access to a regional health care provider network to other insurance companies, third party administrators, health plans and employers.  It has operations in Michigan, Colorado and other states.

Stop Loss
We offer medical stop loss insurance coverage for certain employers.  Under this product, we assume the costs associated with large individual claims and/or aggregate loss experience within the employer’s plan above a pre-set annual threshold.

Aetna VisionSM Preferred
Effective January 1, 2011, we offer vision benefits that provide members with access to one of the largest vision networks in the U.S.  The vision program can be customized with a wide range of benefit levels and copayments.  We are collaborating with EyeMed Vision Care LLC, a national vision benefits company, to offer this product to our customers.

Other Commercial Products and Services
We offer a variety of other health care coverage products either as supplements to health products or as stand-alone products, such as indemnity programs, which may be offered on an Insured or an ASC basis.  We also offer, directly or in cooperation with third parties, our Aetna Health ConnectionsSM disease management program which addresses over 35 chronic conditions, including asthma, diabetes, congestive heart failure and lower back pain.

We also offer comprehensive health care benefits and health management solutions worldwide through several different arrangements and offerings that include medical, dental, vision, life, disability and emergency assistance to expatriates, foreign nationals and other constituents.  Our health management business collaborates with health care systems, government entities and plan sponsors around the world to design and build locally-applied health management solutions to improve health, quality and cost outcomes.

The recent acquisition of Medicity allows us to further the adoption of electronic health records and contribute to initiatives that foster administrative simplicity in health care, a key issue for consumers, patients and providers.  Using Medicity in concert with ActiveHealth Management’s clinical decision support tools, we are developing a suite of solutions designed to facilitate delivery system reforms.

In addition to Commercial health products, in select markets we also offer HMO, PPO, private fee-for-service (“PFFS”) Medicare plans and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized State Children’s Health Insurance Programs (“SCHIP”).  SCHIP are state-subsidized insurance programs that provide benefits for families with uninsured children.  Our Medicare and Medicaid products include:

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO, PPO and PFFS plans for eligible individuals in certain geographic areas through the Medicare Advantage program.  Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services.  We offered network-based HMO and/or PPO plans in 237 counties in 22 states and Washington, D.C. in 2010; and are expanding to 374 counties in 33 states and Washington, D.C. in 2011.  In 2010, we offered non-network PFFS plans nationally for employer groups and in selected markets for individuals.  As a result of changes in the PFFS requirements that became effective in 2011, we ceased offering our remaining PFFS products in 2011.

We are a national provider of the Medicare Part D Prescription Drug Program (“PDP”) in all 50 states and Washington, D.C. to both individuals and employer groups.  All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan.  Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or copayment.

For certain qualifying employer groups, we offer our Medicare PPO products nationally.  When combined with our PDP product, these national PPO plans form an integrated national fully-insured Medicare product for employers that provides medical and pharmacy benefits.

Medicaid and SCHIP
We offer health care management services to individuals eligible for Medicaid and SCHIP under multi-year contracts which are subject to annual appropriations.  We offered these services on an Insured or ASC basis in nine states and targeted medical management services in five states in 2010, and expanded our offerings in Florida and within Pennsylvania.  We were also awarded a new Aged Blind and Disabled contract in Illinois that is expected to commence during 2011.

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

At December 31, 2010, we had an extensive nationwide provider network with approximately one million participating health care providers, including over 561,000 primary care and specialist physicians and over 5,000 hospitals.

Primary Care Physicians
We compensate primary care physicians (“PCPs”) participating in our networks on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas and representing approximately five percent of health care costs in each of the last three years.  In a fee-for-service arrangement, physicians are paid for health care services provided to the member based upon a set fee for the services provided.  Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the health care services provided to the member.

Specialist Physicians
Specialist physicians participating in our networks are generally reimbursed at contracted rates per visit or per procedure.

Hospitals
We typically enter into contracts with hospitals that provide for per-day and/or per-case rates, often with fixed rates for ambulatory, surgery and emergency room services.  We also have hospital contracts that provide for reimbursement based on a percentage of the charges billed by the hospital.

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

Quality Assessment
We seek Health Plan accreditation for our HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of health care plans.  Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.  At December 31, 2010, all of our Commercial HMO members participated in HMOs that had received accreditation by the NCQA.

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna, has received nationwide NCQA PPO Health Plan accreditation, through December 20, 2013.

We also seek accreditation and certification for other products from NCQA and URAC, another national organization founded to establish standards for the health care industry.  Purchasers and consumers look to URAC’s and NCQA’s accreditation and certification as an indication that a health care organization has the necessary structures and processes to promote high-quality care and preserve patient rights.  In addition, regulators in over 74% of the states recognize NCQA’s accreditation and certification standards.

Our provider selection and credentialing/recredentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal requirements.  In addition, we are certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options through January 27, 2013.  Our URAC CVO accreditation is valid through October 1, 2012.

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

Principal Markets and Sales
Our medical membership is dispersed throughout the U.S., and we serve a limited number of members in certain countries outside the U.S.  Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 95 of the Annual Report, which is incorporated herein by reference, for additional information on our foreign customers.  We offer a broad range of traditional and consumer-directed health insurance products and related services, many of which are available nationwide.  Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by geographic region and funding arrangement at December 31, 2010, 2009 and 2008:

	2010			2009			2008
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	1,839	2,709	4,548	1,952	2,669	4,621	1,870	2,511	4,381
Southeast	1,125	2,902	4,027	1,302	2,826	4,128	1,300	2,611	3,911
Mid-America	1,306	4,522	5,828	1,426	4,423	5,849	1,412	3,965	5,377
West	1,286	2,356	3,642	1,391	2,521	3,912	1,328	2,311	3,639
Other	285	138	423	286	118	404	258	135	393
Total medical membership	5,841	12,627	18,468	6,357	12,557	18,914	6,168	11,533	17,701

Additional information on Health Care’s membership is included in the “Membership” section of the MD&A, on page 9 of the Annual Report, which is incorporated herein by reference.

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

We offer Insured Medicare coverage on an individual basis as well as through employer groups to their retirees.  Medicaid and SCHIP members are enrolled on an individual basis.

Health Care products are sold through our sales personnel, as well as through independent brokers, agents and consultants who assist in the production and servicing of business.  For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales.  In some instances, we may pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us.  In certain cases, our customer pays the broker for services rendered, and we may facilitate that arrangement by collecting the funds from the customer and transmitting them to the broker.  We support our marketing and sales efforts with an advertising program that may include television, radio, billboards and print media, supplemented by market research and direct marketing efforts.

Pricing
For Commercial Insured plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period and typically have a duration of one year.  We use prospective rating methodologies in determining the premium rates charged to the majority of employer groups, and we also use retrospective rating methodologies for a limited number of groups.  Premium rates for customers with more than approximately 125 employees generally take into consideration the individual plan sponsor’s historical and anticipated claim experience where permitted by law.  Some states may prohibit the use of one or more of these rating methods for some customers, such as small employer groups, or all customers.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period.  We typically cannot recover unanticipated increases in health care costs in the current policy period; however, we may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods.  Where required by state laws, premium rates are filed and approved by state regulators prior to contract inception.  Our future results could be adversely affected if the premium rates we request are not approved, are adjusted downward or are delayed by state or federal regulators.

Under retrospective rating, we determine a premium rate at the beginning of the policy period.  After the policy period has ended, the actual claim and cost experience is reviewed.  If the actual claim costs and other expenses are less than expected, we may issue a refund to the plan sponsor based on this favorable experience.  If the experience is unfavorable, in certain instances, we may recover the resulting deficit through contractual provisions or consider the deficit in setting future premium levels.  However, we may not recover the deficit if a plan sponsor elects to terminate coverage.  Retrospective rating may be used for Commercial Insured plans that cover more than approximately 300 lives.

We have Medicare Advantage and PDP contracts with CMS to provide HMO, PPO, PFFS and prescription drug coverage to Medicare beneficiaries in certain geographic areas.  Under these annual contracts, CMS pays us a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors.  CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium.  Our PDP contracts also provide a risk-sharing arrangement with CMS to limit our exposure to unfavorable expenses or benefit from favorable expenses.  Amounts payable to us under the Medicare arrangements are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis.  Premiums paid to us for Medicare products are subject to federal government reviews and audits, which can result, and have resulted in retroactive and prospective premium adjustments.  In addition to payments received from CMS, most of our Medicare Advantage products and all of our PDP products require a supplemental premium to be paid by the member or sponsoring employer.  In some cases these supplemental premiums are adjusted based on the member’s income and asset levels.  Compared to Commercial products, Medicare contracts generate higher per member per month revenues and health care costs.

Under our Insured Medicaid contracts, state government agencies pay us fixed monthly rates per member that vary by state, line of business and demographics; and we arrange, pay for and manage health care services provided to Medicaid beneficiaries.  These rates are subject to change by each state, and in some instances, provide for adjustment for health risk factors.  CMS requires these rates to be actuarially sound.  We also receive fees from our customers where we provide services under ASC Medicaid contracts.  Our ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain guarantees, including financial guarantees, with respect to certain medical, financial and operational metrics.  Under these guarantees, we are financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is typically limited to a percentage of the fees otherwise payable to us by the state involved.  Payments to us under each of these Medicaid contracts are subject to the annual appropriation process in the applicable state.

We offer HMO, consumer-directed and dental plans to federal employees under the Federal Employees Health Benefit Program.  Premium rates for those plans are subject to federal government review and audit, which can result, and have resulted in retroactive and prospective premium adjustments.

Our ASC plans are generally for a period of one year, but some last up to three years.  Some of our ASC contracts include performance guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that a plan sponsor's claim experience will fall within a specified range.  Under these guarantees, we are financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is typically limited to a percentage of the fees otherwise payable to us by the customer involved.

Competition
The health care benefits industry is highly competitive, primarily due to a large number of competitors, our competitors’ marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the market.  New entrants into the marketplace, as well as significant consolidation within the industry, have contributed to the competitive environment.

We believe that the significant factors that distinguish competing health plans include the perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability and ratings, breadth and quality of provider networks, providers available in such networks, and quality of member support and care management programs.  We believe that we are competitive on each of these factors.  Our ability to increase the number of persons covered by our plans or to increase our revenues is affected by our ability to differentiate ourselves from our competitors on these factors.  Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Our Insured products compete with local and regional health care benefits plans, in addition to health care benefits and other plans sponsored by other large commercial health care benefit insurance companies and Blue Cross/Blue Shield plans.  Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management providers), integrated health care delivery organizations, health information technology ("HIT") companies and, for certain plans, programs sponsored by the federal or state governments.  Our ability to increase the number of persons enrolled in our Insured product also is affected by the desire and ability of employers to self-fund their health coverage.

Our ASC plans compete primarily with other large commercial health care benefit companies, Blue Cross/Blue Shield plans and third party administrators.

Our international products compete with local, global and U.S.-based health plans and commercial health care benefit insurance companies, many of whom have greater scale, a longer operating history and better brand recognition in one or more geographies.

The HIT product space is evolving rapidly.  We compete for HIT business with other large health plans and commercial health care benefit insurance companies as well as information technology companies and companies that specialize in HIT.  Many of our competitors have a longer operating and research and development history in, and greater financial and other resources devoted to, information technology products.

In addition to competitive pressures affecting our ability to obtain new customers or retain existing customers, our membership has been and may continue to be affected by reductions in workforce by existing customers due to unfavorable general economic conditions, especially in the U.S. and industries where our membership is concentrated.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect our Health Care business and our statements concerning future events is included in the “Outlook for 2011” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 5 and 35 of the Annual Report, respectively, which are incorporated herein by reference.

Group Insurance
Principal Products
Group Insurance products consist primarily of the following:

•
Life Insurance Products consist principally of group term life insurance, the amounts of which may be fixed or linked to individual employee wage levels.  We also offer voluntary spouse and dependent term life insurance, and group universal life and accidental death and dismemberment insurance.  We offer life insurance products on an Insured basis.

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

•
Long-Term Care Insurance Products provide benefits to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities.  Long-term care benefits were offered primarily on an Insured basis.  The product was available on both a service reimbursement and disability basis.  We no longer solicit or accept new long-term care customers.

Principal Markets and Sales
We offer our Group Insurance products in 49 states as well as Washington, D.C., Guam, Puerto Rico, the U.S. Virgin Islands and Canada.  Depending on the product, we market to a range of customers from small employer groups to large, multi-site and/or multi-state employer programs.

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

Under retrospective rating, we determine a premium rate at the beginning of the policy period.  After the policy period has ended, the actual claim and cost experience is reviewed.  If the actual claim costs and other expenses are less than expected, we may issue a refund to the plan sponsor based on this favorable experience.  If the experience is unfavorable, we consider the deficit in setting future premium levels, and in certain instances, we may recover the deficit through contractual provisions such as offsets against refund credits that develop for future policy periods.  However, we may not recover the deficit if a plan sponsor elects to terminate coverage.  Retrospective rating is most often used for Insured employer-funded plans that cover more than approximately 3,000 lives.

Competition
For the group insurance industry, we believe that the significant factors that distinguish competing companies are cost, quality of service, financial strength of the insurer, comprehensiveness of coverage, and product array and design.  We believe we are reasonably competitive on each of these factors; however, many of our competitors have greater scale, financial and other resources, financial strength and brand recognition and lower expenses.  The group life and group disability markets remain highly competitive.

Reinsurance
We currently have several reinsurance agreements with nonaffiliated insurers that relate to both group life and long-term disability products.  Most reinsurance arrangements are established on a case-by-case basis and a subset of our reinsurance agreements cover closed blocks of business and cancelled cases.  We also have reinsurance that provides a limited degree of catastrophic risk protection for certain of our life products.  We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect our Group Insurance business and our statements concerning future events is included in the “Outlook for 2011” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 5 and 35, respectively, of the Annual Report, which are incorporated herein by reference.

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

In 1993, we discontinued our fully-guaranteed Large Case Pensions products.  Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements beginning on page 97 in the Annual Report.  We do not actively market Large Case Pensions products, but continue to accept deposits from existing customers and manage the run-off of our existing business.

Factors Affecting Forward-Looking Information
Information regarding certain important factors that may materially affect our Large Case Pensions business and our statements concerning future events is included in the “Outlook for 2011” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 5 and 35, respectively, of the Annual Report, which are incorporated herein by reference.

Other Matters

Access to Reports
Our reports to the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available without charge on our website at www.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC.  The information on our website is not incorporated by reference in this Form 10-K.  Copies of these reports are also available, without charge, from Aetna’s Investor Relations Department, 151 Farmington Avenue, Hartford, CT  06156.

Regulation
Information regarding significant regulations affecting us is included in the “Regulatory Environment” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 23 and 35, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
We own the trademarks Aetna®, We Want You To Know®, Medicity®and CareEngine®, together with the corresponding Aetna design logo.  The patent on our CareEngine® expires in 2021.  We consider our CareEngine® and these trademarks and our other trademarks and trade names important in the operation of our business.  However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Miscellaneous
We had approximately 34,000 employees at December 31, 2010.

The U.S. federal government is a significant customer of both the Health Care segment and the Company.  Premiums and fees and other revenue paid by the federal government accounted for approximately 24% of the Health Care segment’s revenue and 22% of our consolidated revenue in 2010.  Contracts with CMS for coverage of Medicare-eligible individuals accounted for 79% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs.  No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2010.  Our segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment.  The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments.  Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 95 of the Annual Report, which is incorporated herein by reference, regarding segment information.

Item 1A.  Risk Factors

The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 35 of the Annual Report, is incorporated herein by reference.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal office is a building complex that is approximately 1.7 million square feet in size and is located at 151 Farmington Avenue, Hartford, Connecticut.  Our principal office is used by all of our business segments.  We also own or lease other space in the greater Hartford area, Blue Bell, Pennsylvania and various field locations in the U.S. and several foreign countries.  Such properties are primarily used by our Health Care segment.  We believe our properties are adequate and suitable for our business as presently conducted.

Item 3.  Legal Proceedings

The information contained under “Litigation and Regulatory Proceedings” in Note 18 of Notes to Consolidated Financial Statements, which begins on page 91 of the Annual Report, is incorporated herein by reference.

Item 4.  Removed and Reserved

EXECUTIVE OFFICERS OF THE REGISTRANT
Aetna’s Chairman is elected by Aetna’s Board of Directors (our “Board”).  All of Aetna’s other executive officers listed below are appointed by our Board, generally at its Annual Meeting, and such persons hold office until the next Annual Meeting of our Board or until their successors are elected or appointed.  None of these officers has a family relationship with any other executive officer or Director.  In addition, there are no arrangements or understandings, other than those with Directors or executive officers acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Executive Officer	Position*	Age *
Ronald A. Williams	Chairman	61

Mark T. Bertolini	Chief Executive Officer and President	54

Joseph M. Zubretsky	Senior Executive Vice President and Chief Financial Officer and Chief Enterprise Risk Officer	54

William J. Casazza	Senior Vice President and General Counsel	55

Margaret M. McCarthy	Executive Vice President, Operations and Technology	57

Lonny Reisman, M.D.	Senior Vice President and Chief Medical Officer	55

*As of February 25, 2011

Executive Officers’ Business Experience During Past Five Years

Ronald A. Williams serves as Aetna’s Chairman, having held that position since October 1, 2006.  Mr. Williams served as Chief Executive Officer from February 14, 2006 to November 29, 2010, and served as President from May 27, 2002 to July 24, 2007.  Mr. Williams will retire from Aetna and our Board in April 2011.  Mr. Williams is a director of American Express Company (financial services) and The Boeing Company (leading manufacturer of commercial airplanes) and is a trustee of The Conference Board and the Connecticut Science Center Board.  He also serves on the Massachusetts Institute of Technology (“MIT”) North American Executive Board.  He served as chairman of the Council for Affordable Quality Healthcare from 2007 to 2010, and served as vice chairman of The Business Council from 2008 to 2010.

Mark T. Bertolini became Chief Executive Officer on November 29, 2010 and continues to serve as President, having held that position since July 24, 2007.  Mr. Bertolini is expected to become Aetna’s Chairman upon Mr. Williams’ retirement in April 2011.  Mr. Bertolini was elected to our Board on November 29, 2010.  Prior to becoming President, Mr. Bertolini served as Executive Vice President and Head of Business Operations from May 3, 2006 to July 24, 2007.  Before that, Mr. Bertolini served as Executive Vice President, Regional Businesses from February 1, 2006, and as Senior Vice President, Regional Businesses from September 2005 to February 1, 2006.

Joseph M. Zubretsky became Senior Executive Vice President and Chief Financial Officer on November 29, 2010, having served as Executive Vice President and Chief Financial Officer since April 20, 2007, and Executive Vice President, Finance since February 28, 2007.  Mr. Zubretsky has also served as the Company’s Chief Enterprise Risk Officer since April 27, 2007.  Prior to joining Aetna, Mr. Zubretsky served as Senior Executive Vice President for Finance, Investments and Corporate Development at UnumProvident Corporation, a position he assumed in March 2005.

William J. Casazza became Senior Vice President and General Counsel on September 6, 2005.  Mr. Casazza also served as Corporate Secretary from October 2000 to January 27, 2006.

Margaret M. McCarthy became Executive Vice President, Operations and Technology on November 29, 2010, having served as Chief Information Officer and Senior Vice President Innovation, Technology and Service Operations since January 1, 2010.  She also served as Chief Information Officer and Senior Vice President of Procurement and Real Estate from January 30, 2008 to December 31, 2009.  Before that, Ms. McCarthy was Senior Vice President and Chief Information Officer from June 3, 2005 to January 29, 2008.

Lonny Reisman, M.D., became Senior Vice President and Chief Medical Officer on November 12, 2008, having served as Chief Executive Officer and as a director of ActiveHealth Management, Inc. since October, 1998.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET.  As of January 31, 2011, there were 9,062 record holders of our common stock.

On July 30, 2010 and December 3, 2010, our Board authorized two share repurchase programs for the repurchase of up to $1 billion and $750 million, respectively, of our common stock.  During the three months ended December 31, 2010, we repurchased approximately 20 million shares of our common stock at a cost of approximately $599 million under these programs.  At December 31, 2010, we had remaining authorization to repurchase approximately $735 million of common stock under the December 3, 2010 authorization.

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended December 31, 2010:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
October 1, 2010 - October 31, 2010	-	$ -	-	$ 583.8
November 1, 2010 - November 30, 2010	9.5	30.77	9.5	291.4
December 1, 2010 - December 31, 2010	10.0	30.49	10.0	735.2
Total	19.5	$ 30.63	19.5	N/A

On February 3, 2011, our Board moves us to a quarterly dividend payment cycle and declared a cash divident of $.15 per common share that will be paid on April 29, 2011 to shareholders of record at the close of business on April 14, 2011.  Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.  We declared, and subsequently paid, an annual cash dividend in the amount of $.04 per share of common stock in each of 2010 and 2009.  Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 15 and 90, respectively, of the Annual Report, which are incorporated herein by reference.  Information regarding quarterly common stock prices is incorporated herein by reference to the “Quarterly Data (unaudited)” included on page 102 of the Annual Report.

Item 6.  Selected Financial Data

The information contained in “Selected Financial Data” on page 52 of the Annual Report is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data

The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and “Quarterly Data (unaudited)”, beginning on page 53 of the Annual Report, is incorporated herein by reference.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting, on page 100 of the Annual Report, is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm, on page 101 of the Annual Report, is incorporated herein by reference.

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

Item 14.  Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2010 and 2009 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

Financial statements
The “Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 53, 57 and 101, respectively, of the Annual Report, are incorporated herein by reference.

Financial statement schedule
The “Condensed Financial Information of Aetna Inc. (Parent Company Only)” is included in this Item 15.  Refer to Index to Financial Statement Schedules on page 20.

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

4.2
Senior Indenture between Aetna Inc. and U.S. Bank National Association, successor in interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 10-Q filed on May 10, 2001.  (SEC file number 001-16095).

4.3
Form of Subordinated Indenture between Aetna Inc. and U.S. Bank National Association, successor in interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Registration Statement on Form S-3 filed on January 19, 2001.

10	Material contracts
10.1	$1,500,000,000 Amended and Restated Five-Year Credit Agreement dated as of March 27, 2008, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on April 1, 2008.

10.2	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-K filed on February 27, 2009. **

10.3	Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.4	Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.5	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **
10.6	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.’s Form 10-K filed on February 29, 2008. **
10.7	Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q/A filed on August 1, 2008. **

10.8
Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q/A filed on August 1, 2008.  **

10.9	Form of Aetna Inc. 2000 Stock Incentive Plan – Market Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 29, 2010. **

10.10	Form of Aetna Inc. 2000 Stock Incentive Plan – Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 29, 2010. **

10.11
Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2010, with retirement vesting), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 29, 2010.  **

10.12
Form of Aetna Inc. 2000 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2010, without retirement vesting), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on April 29, 2010.  **

10.13	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.11 to Aetna Inc.’s Form 10-K filed February 27, 2009. **

10.14	Aetna Inc. 2010 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on July 28, 2010. **

10.15	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.’s Form 10-Q filed on April 29, 2010. **

10.16	Aetna Inc. 2010 Non-Employee Director Compensation Plan, incorporated herein by reference to Annex C to Aetna Inc.'s definitive proxy statement on Schedule 14A filed on April 12, 2010. **

10.17	Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.’s Form 10-K filed on February 27, 2009. **

10.18	Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on October 26, 2006. **

10.19	1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 29, 2008. **

10.20
Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.24 to Aetna Inc.’s Form 10-K filed on February 27, 2004 (SEC file number 001-16095).  **

10.21
Amendment to Employment Agreement dated as of January 27, 2006 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.’s Form 10-K filed on March 1, 2006.  **

10.22
Amendment No.  2 to Employment Agreement dated as of December 31, 2008 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.18 to Aetna Inc.’s Form 10-K filed on February 27, 2009.  **

10.23
Amendment No. 3 to Employment Agreement dated as of December 11, 2009 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to exhibit 10.18 to Aetna Inc.’s Form 10-K filed on February 26, 2010. **

10.24	Amendment No. 4 to Employment Agreement dated as of October 19, 2010 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on November 3, 2010. **

10.25	Incentive Stock Unit Agreement between Aetna Inc. and Ronald A. Williams dated as of February 14, 2006, pursuant to the Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on March 1, 2006. **

10.26	Consulting Agreement dated as of October 19, 2010 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on November 3, 2010. **

10.27
Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on November 3, 2010.  **

10.28	Letter agreement dated January 25, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.’s Form 10-K filed on February 27, 2007. **

10.29
Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.23 to Aetna Inc.’s Form 10-K filed on February 27, 2009.  **

10.30	Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 24, 2008. **

10.31
Amended and Restated Employment Agreement, dated as of December 21, 2004, between ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 29, 2009.  **

10.32
Employment Agreement Amendment, dated as of May 12, 2005, among Aetna Inc., ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 29, 2009.  **

10.33
Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, between Aetna Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 29, 2009.  **

10.34
Description of certain arrangements not embodied in formal documents, as described under the headings “2010 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement. **

11	Statement re: computation of per share earnings
11.1	“Computation of per share earnings” is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements on page 64 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders
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

21	Subsidiaries of the registrant
21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney
24.1	Power of Attorney

31	Rule 13a – 14(a)/15d – 14(e) Certifications
31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications
32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Under the date of February 25, 2011, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010, as contained in the Annual Report on Form 10-K for the year ended December 31, 2010.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 25, 2011

Schedule I – Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2010	2009	2008
Net investment income	$ 1.5	$ 2.8	$ 10.5
Other income	-	30.2	-
Net realized capital gains (losses)	3.0	(3.5)	(11.6)
Total revenue	4.5	29.5	(1.1)
Operating expenses	(27.8)	95.8	69.9
Interest expense	254.6	243.5	236.0
Total expenses	226.8	339.3	305.9
Loss before income tax benefit and equity in earnings of affiliates, net	(222.3)	(309.8)	(307.0)
Income tax benefit	66.6	104.7	86.6
Equity in earnings of affiliates, net (1)	1,922.5	1,481.6	1,604.5
Net income	$ 1,766.8	$ 1,276.5	$ 1,384.1
(1)	Includes amortization of other acquired intangible assets after tax of $61.9 million, $63.2 million and $70.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$ 479.5	$ 75.3
Investments	90.0	43.7
Other receivables	73.1	142.5
Income taxes receivable	24.6	-
Deferred income taxes	50.8	70.4
Other current assets	14.3	13.0
Total current assets	732.3	344.9
Investment in affiliates (1)	14,293.3	14,285.1
Long-term investments	-	42.2
Deferred income taxes	471.4	578.7
Other long-term assets	28.1	26.0
Total assets	$ 15,525.1	$ 15,276.9

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$ -	$ 480.8
Income tax payable	-	6.4
Current portion of long-term debt	899.9	-
Accrued expenses and other current liabilities	316.2	341.4
Total current liabilities	1,216.1	828.6
Long-term debt, less current portion	3,482.6	3,639.5
Employee benefit liabilities	897.1	1,269.3
Other long-term liabilities	38.5	35.7
Total liabilities	5,634.3	5,773.1
Shareholders' equity:
Common stock ($.01 par value; 2.7 billion shares authorized; 384.4 million and 430.8 million shares issued and outstanding in 2010 and 2009, respectively) and additional
paid-in capital	651.5	470.1
Retained earnings	10,401.9	10,256.7
Accumulated other comprehensive loss	(1,162.6)	(1,223.0)
Total shareholders' equity	9,890.8	9,503.8
Total liabilities and shareholders' equity	$ 15,525.1	$ 15,276.9
(1)	Includes goodwill and other acquired intangible assets of $5.6 billion and $5.7 billion at December 31, 2010 and 2009, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders’ Equity

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	(Loss) Income	Equity	Income (Loss)

Balance at December 31, 2007	496.3	$ 188.8	$ 10,138.0	$ (288.4)	$ 10,038.4
Comprehensive income:
Net income	-	-	1,384.1	-	1,384.1	$ 1,384.1
Other comprehensive loss:
Net unrealized loss on securities	-	-	-	(282.6)	(282.6)
Net foreign currency and derivative losses	-	-	-	(15.7)	(15.7)
Pension and OPEB plans	-	-	-	(1,294.6)	(1,294.6)
Other comprehensive loss	-	-	-	(1,592.9)	(1,592.9)	(1,592.9)
Total comprehensive loss						$ (208.8)
Common shares issued for benefit plans,
including tax benefit	2.9	162.9	-	-	162.9
Repurchases of common shares	(42.9)	(.5)	(1,787.2)	-	(1,787.7)
Dividends declared ($.04 per share)	-	-	(18.4)	-	(18.4)
Balance at December 31, 2008	456.3	351.2	9,716.5	(1,881.3)	8,186.4
Cumulative effect of adopting new accounting standard at April 1, 2009 (Note 2)	-	-	53.7	(53.7)	-
Comprehensive income:
Net income	-	-	1,276.5	-	1,276.5	$ 1,276.5
Other comprehensive income:
Net unrealized gain on securities	-	-	-	619.0	619.0
Net foreign currency and derivative gains	-	-	-	34.0	34.0
Pension and OPEB plans	-	-	-	59.0	59.0
Other comprehensive income	-	-	-	712.0	712.0	712.0
Total comprehensive income						$ 1,988.5
Common shares issued for benefit plans,
including tax benefit	3.4	119.2	-	-	119.2
Repurchases of common shares	(28.9)	(.3)	(772.7)	-	(773.0)
Dividends declared ($.04 per share)	-	-	(17.3)	-	(17.3)
Balance at December 31, 2009	430.8	470.1	10,256.7	(1,223.0)	9,503.8
Comprehensive income:
Net income	-	-	1,766.8	-	1,766.8	$ 1,766.8
Other comprehensive income:
Net unrealized gain on securities	-	-	-	114.3	114.3
Net foreign currency and derivative losses	-	-	-	(52.6)	(52.6)
Pension and OPEB plans	-	-	-	(1.3)	(1.3)
Other comprehensive income	-	-	-	60.4	60.4	60.4
Total comprehensive income						$ 1,827.2
Common shares issued for benefit plans,
including tax benefit	6.0	181.9	-	-	181.9
Repurchases of common shares	(52.4)	(.5)	(1,605.5)	-	(1,606.0)
Dividends declared ($.04 per share)	-	-	(16.1)	-	(16.1)
Balance at December 31, 2010	384.4	$ 651.5	$ 10,401.9	$ (1,162.6)	$ 9,890.8

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2010	2009	2008
Cash flows from operating activities:
Net income	$1,766.8	$1,276.5	$1,384.1
Adjustments to reconcile net income to net cash used for operating activities:
Equity earnings of affiliates (1)	(1,922.5)	(1,481.6)	(1,604.5)
Stock-based compensation expense	110.4	90.7	95.7
Net realized capital (gains) losses	(3.0)	3.5	11.6
Net change in other assets and other liabilities	(165.9)	151.0	(150.0)
Net cash (used for) provided by operating activities	(214.2)	40.1	(263.1)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	1.1	20.9	78.0
Cost of investments	(42.2)	(1.0)	(1.3)
Dividends received from affiliates, net	2,040.6	444.1	1,355.2
Net cash provided by investing activities	1,999.5	464.0	1,431.9
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	697.8	-	484.8
Net (repayment) issuance of short-term debt	(480.8)	266.1	116.5
Common shares issued under benefit plans	43.2	14.8	29.7
Stock-based compensation tax benefits	22.5	5.1	27.8
Common shares repurchased	(1,606.0)	(773.0)	(1,787.7)
Collateral held on interest rate swaps	(41.7)	41.7	-
Dividends paid to shareholders	(16.1)	(17.3)	(18.4)
Net cash used for financing activities	(1,381.1)	(462.6)	(1,147.3)
Net increase in cash and cash equivalents	404.2	41.5	21.5
Cash and cash equivalents, beginning of period	75.3	33.8	12.3
Cash and cash equivalents, end of period	$479.5	$75.3	$33.8
Supplemental cash flow information:
Interest paid	$242.9	$244.4	$227.1
Income taxes refunded	198.5	62.9	236.6
(1)	Includes amortization of other acquired intangible assets after tax of $61.9 million, $63.2 million and $70.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1.	Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”).  The financial information presented herein includes the balance sheet of Aetna Inc. as of December 31, 2010 and 2009 and the related statements of income, shareholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008.  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2.	Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 57 of the Annual Report, for the summary of significant accounting policies.

3.	Dividends

Cash dividends received from subsidiaries and included in net cash provided by investing activities in the Statements of Cash Flows were $2.1 billion, $961 million and $1.8 billion in 2010, 2009 and 2008, respectively.

4.	Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 64 of the Annual Report, for a description of acquisitions and dispositions.

5.	Other Comprehensive Income (Loss)

Refer to Note 9 of Notes to Consolidated Financial Statements, beginning on page 72 of the Annual Report, for a description of accumulated other comprehensive income (loss).

6.	Debt

Refer to Note 14 of Notes to Consolidated Financial Statements, on page 89 of the Annual Report, for a description of debt.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011	Aetna Inc.

By: /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Ronald A. Williams	Chairman and Director	February 25, 2011
Ronald A. Williams

/s/ Mark T. Bertolini	Chief Executive Officer,	February 25, 2011
Mark T. Bertolini	President and Director
(Principal Executive Officer)

/s/ Joseph M. Zubretsky	Senior Executive Vice President and	February 25, 2011
Joseph M. Zubretsky	Chief Financial Officer
(Principal Financial Officer)

/s/ Rajan Parmeswar	Vice President, Controller and	February 25, 2011
Rajan Parmeswar	Chief Accounting Officer
(Principal Accounting Officer)

Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Earl G. Graves *	Director
Gerald Greenwald *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By: /s/ Rajan Parmeswar
Rajan Parmeswar Attorney-in-fact February 25, 2011

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

13	Annual report to security holders

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