Form 10-Q
period 2011-03-31
AETNA INC /PA/
filed 2011-04-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended March 31, 2011

or

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

There were 379.5 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at March 31, 2011.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

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

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2011	2010
Revenue:
Health care premiums	$6,750.6	$6,895.1
Other premiums	445.3	474.7
Fees and other revenue (1)	899.6	899.8
Net investment income	252.6	275.2
Net realized capital gains	39.7	76.7
Total revenue	8,387.8	8,621.5
Benefits and expenses:
Health care costs (2)	5,348.0	5,691.0
Current and future benefits	485.5	527.0
Operating expenses:
Selling expenses	290.7	321.5
General and administrative expenses	1,272.8	1,195.7
Total operating expenses	1,563.5	1,517.2
Interest expense	66.1	60.9
Amortization of other acquired intangible assets	26.3	24.4
Total benefits and expenses	7,489.4	7,820.5
Income before income taxes	898.4	801.0
Income taxes:
Current	337.3	216.1
Deferred	(24.9)	22.3
Total income taxes	312.4	238.4
Net income	$586.0	$562.6
Earnings per common share:
Basic	$1.53	$1.30
Diluted	$1.50	$1.28

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $15.6 million and $20.4 million (net of pharmaceutical and processing costs of $309.3 million and $353.6 million) for the three months ended March 31, 2011 and 2010, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $37.1 million and $31.2 million for the three months ended March 31, 2011 and 2010, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At March 31,	At December 31,
(Millions)	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$1,444.4	$1,867.6
Investments	2,083.0	2,169.7
Premiums receivable, net	821.1	661.9
Other receivables, net	841.9	692.6
Accrued investment income	202.6	203.4
Collateral received under securities loan agreements	71.8	210.6
Income taxes receivable	-	210.1
Deferred income taxes	279.0	327.0
Other current assets	682.8	651.3
Total current assets	6,426.6	6,994.2
Long-term investments	17,563.2	17,546.3
Reinsurance recoverables	949.4	960.1
Goodwill	5,541.7	5,146.4
Other acquired intangible assets, net	608.9	495.5
Property and equipment, net	521.2	529.3
Deferred income taxes	91.4	29.9
Other long-term assets	732.4	742.4
Separate Accounts assets	5,366.5	5,295.3
Total assets	$37,801.3	$37,739.4

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,665.5	$2,630.9
Future policy benefits	721.7	728.4
Unpaid claims	593.8	593.3
Unearned premiums	404.3	318.7
Policyholders' funds	1,019.3	918.1
Collateral payable under securities loan agreements	71.9	210.8
Short-term debt	85.0	-
Current portion of long-term debt	450.0	899.9
Income taxes payable	111.6	-
Accrued expenses and other current liabilities	2,384.9	2,436.8
Total current liabilities	8,508.0	8,736.9
Future policy benefits	6,247.8	6,276.4
Unpaid claims	1,513.1	1,514.3
Policyholders' funds	1,302.4	1,316.6
Long-term debt, less current portion	3,483.0	3,482.6
Other long-term liabilities	1,177.3	1,226.5
Separate Accounts liabilities	5,366.5	5,295.3
Total liabilities	27,598.1	27,848.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock ($.01 par value; 2.7 billion shares authorized; 379.5 million and 384.4 million
shares issued and outstanding in 2011 and 2010, respectively) and additional paid-in capital	709.8	651.5
Retained earnings	10,680.6	10,401.9
Accumulated other comprehensive loss	(1,187.2)	(1,162.6)
Total shareholders' equity	10,203.2	9,890.8
Total liabilities and shareholders' equity	$37,801.3	$37,739.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
   (Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Three Months Ended March 31, 2011
Balance at December 31, 2010	384.4	$651.5	$10,401.9	$(1,162.6)	$9,890.8
Comprehensive income:
Net income	-	-	586.0	-	586.0	$586.0
Other comprehensive loss (Note 8):
Net unrealized losses on securities	-	-	-	(36.5)	(36.5)
Net foreign currency and derivative gains	-	-	-	2.3	2.3
Pension and OPEB plans	-	-	-	9.6	9.6
Other comprehensive loss	-	-	-	(24.6)	(24.6)	(24.6)
Total comprehensive income						$561.4
Common shares issued for benefit plans,
including tax benefits	1.8	58.4	-	-	58.4
Repurchases of common shares	(6.7)	(.1)	(249.9)	-	(250.0)
Dividend declared	-	-	(57.4)	-	(57.4)
Balance at March 31, 2011	379.5	$709.8	$10,680.6	$(1,187.2)	$10,203.2

Three Months Ended March 31, 2010
Balance at December 31, 2009	430.8	$470.1	$10,256.7	$(1,223.0)	$9,503.8
Comprehensive income:
Net income	-	-	562.6	-	562.6	$562.6
Other comprehensive income (Note 8):
Net unrealized gains on securities	-	-	-	52.4	52.4
Net foreign currency and derivative losses	-	-	-	(4.6)	(4.6)
Pension and OPEB plans	-	-	-	32.5	32.5
Other comprehensive income	-	-	-	80.3	80.3	80.3
Total comprehensive income						$642.9
Common shares issued for benefit plans,
including tax benefits	1.3	29.2	-	-	29.2
Repurchases of common shares	(7.2)	(.1)	(251.9)	-	(252.0)
Balance at March 31, 2010	424.9	$499.2	$10,567.4	$(1,142.7)	$9,923.9

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

   Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2011	2010
Cash flows from operating activities:
Net income	$586.0	$562.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(39.7)	(76.7)
Depreciation and amortization	106.6	102.3
Equity in earnings of affiliates, net	(18.9)	(11.4)
Stock-based compensation expense	36.8	27.6
Accretion of net investment discount	(1.5)	(11.6)
Changes in assets and liabilities:
Accrued investment income	.8	(6.8)
Premiums due and other receivables	(286.2)	(93.3)
Income taxes	297.5	235.6
Other assets and other liabilities	(219.3)	(66.1)
Health care and insurance liabilities	114.2	174.7
Other, net	(4.1)	.4
Net cash provided by operating activities	572.2	837.3
Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,605.2	2,462.2
Cost of investments	(2,456.2)	(2,686.4)
Additions to property, equipment and software	(62.5)	(74.5)
Cash used for acquisition, net of cash acquired	(493.7)	(.1)
Net cash used for investing activities	(407.2)	(298.8)
Cash flows from financing activities:
Net repayment of long-term debt	(450.0)	-
Net issuance (repayment) of short-term debt	85.0	(1.3)
Deposits and interest credited for investment contracts	1.2	1.6
Withdrawals of investment contracts	(2.1)	(3.7)
Common shares issued under benefit plans	14.6	3.6
Stock-based compensation tax benefits	8.1	(1.0)
Common shares repurchased	(245.0)	(162.0)
Collateral on interest rate swaps	-	(8.9)
Net cash used for financing activities	(588.2)	(171.7)
Net (decrease) increase in cash and cash equivalents	(423.2)	366.8
Cash and cash equivalents, beginning of period	1,867.6	1,203.6
Cash and cash equivalents, end of period	$1,444.4	$1,570.4
Supplemental cash flow information:
Interest paid	$49.9	$35.0
Income taxes paid	6.6	3.7

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

·
Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk).  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer Medicare and Medicaid products and services and specialty products, such as health information exchange technology services, medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select markets.

·
Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis which consist primarily of short-term and long-term disability insurance, (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers.

·
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 16 beginning on page 23 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2010 Annual Report on Form 10-K (our “2010 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2010 Annual Report, unless the information contained in those disclosures materially changed or is required by GAAP.  We have evaluated subsequent events from the balance sheet date through the date the financials were issued and determined there were no other items to disclose.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

Future Application of Accounting Standards
Deferred Acquisition Costs
In October 2010, the Financial Accounting Standards Board ("FASB") released new accounting guidance for costs associated with acquiring or renewing insurance contracts.  This guidance clarifies that such costs qualify for capitalization when affiliated with the successful acquisition of new and renewed insurance contracts.  The new guidance is effective beginning January 1, 2012.  Since our acquisition costs related to our Health Care and Group Insurance products are expensed as incurred, we do not expect the adoption of this accounting guidance to have an impact to our financial position or operating results.

Troubled Debt Restructurings
In April 2011, the FASB released new accounting guidance and additional disclosure requirements relating to a creditor’s restructuring of receivables including mortgage loans.  The new guidance is effective beginning July 1, 2011.  Since we have no material problem, restructured or potential problem mortgage loans, we do not expect the adoption of this accounting guidance to have an impact on our financial position or operating results.

3.	Acquisition

In January 2011, we acquired Medicity Inc. (“Medicity”), a health information exchange company, for approximately $500 million using available resources.  We recorded goodwill related to this transaction of approximately $395 million, a majority of which will not be tax deductible.  All of the goodwill related to this acquisition was assigned to our Health Care segment.  Refer to Note 6 on page 7 for additional information.

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

The computations of basic and diluted EPS for the three months ended March 31, 2011 and 2010 are as follows:

(Millions, except per common share data)	2011	2010
Net income	$586.0	$562.6
Weighted average shares used to compute basic EPS	383.5	431.4
Dilutive effect of outstanding stock-based compensation awards (1)	7.7	8.2
Weighted average shares used to compute diluted EPS	391.2	439.6
Basic EPS	$1.53	$1.30
Diluted EPS	$1.50	$1.28

(1)
Approximately 12.9 million and 18.9 million stock appreciation rights (with exercise prices ranging from $36.87 to $59.76 and $32.11 to $59.76), and approximately .2 million and 5.8 million stock options (with exercise prices ranging from $36.89 to $42.35 and $33.38 to $42.35) were not included in the calculation of diluted EPS for the three months ended March 31, 2011 and 2010, respectively, as their exercise prices were greater than the average market price of Aetna common shares during such periods.

5.	Operating Expenses

For the three months ended March 31, 2011 and 2010, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2011	2010
Selling expenses	$290.7	$321.5
General and administrative expenses:
Salaries and related benefits	763.8	767.8
Other general and administrative expenses	509.0	427.9	(1)
Total general and administrative expenses	1,272.8	1,195.7
Total operating expenses	$1,563.5	$1,517.2

(1)	Includes litigation-related insurance proceeds of $70.0 million for 2010. Refer to the reconciliation of operating earnings to net income in Note 15 beginning on page 22 for additional information.

6.	Goodwill and Other Acquired Intangible Assets

The increase in goodwill for the three months ended March 31, 2011 and 2010 were as follows:

(Millions)	2011	2010
Balance, beginning of the period	$5,146.4	$5,146.2
Goodwill acquired:
Medicity (1)	395.3	-
Horizon Behavioral Services, LLC	-	(.5)
Balance, end of the period (2)	$5,541.7	$5,145.7

(1)	Goodwill related to the acquisition of Medicity is considered preliminary, pending the final allocation of purchase price.
(2)
At March 31, 2011 and 2010, approximately $5.4 billion and $5.0 billion of goodwill was assigned to the Health Care segment, respectively, and approximately $104 million of goodwill was assigned to the Group Insurance segment at each date.

Other acquired intangible assets at March 31, 2011 and December 31, 2010 were comprised of the following:

			Accumulated		Amortization
(Millions)	Cost		Amortization	Net Balance	Period (Years)
March 31, 2011
Other acquired intangible assets:
Provider networks	$703.2		$406.3	$296.9	12-25	(1)
Customer lists	482.2	(2)	278.4	203.8	4-10	(1)
Technology	92.9	(2)	27.4	65.5	3-10
Other	48.4	(2)	28.0	20.4	2-15
Trademarks	22.3		-	22.3	Indefinite
Total other acquired intangible assets	$1,349.0		$740.1	$608.9

December 31, 2010
Other acquired intangible assets:
Provider networks	$703.2		$398.9	$304.3	12-25	(1)
Customer lists	420.4		262.6	157.8	4-10	(1)
Technology	25.3		25.0	.3	3-5
Other	38.1		27.3	10.8	2-15
Trademarks	22.3		-	22.3	Indefinite
Total other acquired intangible assets	$1,209.3		$713.8	$495.5

(1)
The amortization period for our customer lists and provider networks includes an assumption of renewal or extension of these arrangements. At March 31, 2011 and December 31, 2010, the periods prior to next renewal or extension for our provider networks primarily ranged from 1 to 3 years and the period prior to the next renewal or extension for our customer lists is approximately one year.  Any cost related to the renewal or extension of these contracts is expensed as incurred.

(2)	As a result of our acquisition of Medicity in 2011, we preliminarily assigned $61.8 million to customer lists, $67.6 million to technology and $10.3 million to other.

We estimate annual pretax amortization for other acquired intangible assets for 2011 and over the next five years to be as follows:

(Millions)
2011	$102.3
2012	90.8
2013	81.6
2014	62.4
2015	48.9
2016	46.8

7.	Investments

Total investments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011			December 31, 2010
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,052.1	$14,735.4	$16,787.5	$2,111.9	$14,849.7	$16,961.6
Mortgage loans	27.6	1,512.6	1,540.2	55.2	1,454.6	1,509.8
Other investments	3.3	1,315.2	1,318.5	2.6	1,242.0	1,244.6
Total investments	$2,083.0	$17,563.2	$19,646.2	$2,169.7	$17,546.3	$19,716.0

Debt and Equity Securities
Debt and equity securities available for sale at March 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(Millions)	Cost	Gains	Losses		Value
March 31, 2011
Debt securities:
U.S. government securities	$1,360.5	$68.7	$(.6)		$1,428.6
States, municipalities and political subdivisions	2,263.9	55.1	(40.4)		2,278.6
U.S. corporate securities	6,516.1	497.4	(23.7)		6,989.8
Foreign securities	2,764.2	207.2	(19.4)		2,952.0
Residential mortgage-backed securities	1,043.6	45.0	(2.1)	(1)	1,086.5
Commercial mortgage-backed securities	1,257.7	97.9	(6.7)	(1)	1,348.9
Other asset-backed securities	459.5	17.3	(5.6)	(1)	471.2
Redeemable preferred securities	193.7	13.7	(9.6)		197.8
Total debt securities	15,859.2	1,002.3	(108.1)		16,753.4
Equity securities	35.4	5.4	(6.7)		34.1
Total debt and equity securities (2)	$15,894.6	$1,007.7	$(114.8)		$16,787.5

December 31, 2010
Debt securities:
U.S. government securities	$1,293.5	$80.8	$(.6)		$1,373.7
States, municipalities and political subdivisions	2,288.8	54.4	(46.9)		2,296.3
U.S. corporate securities	6,731.5	553.0	(21.9)		7,262.6
Foreign securities	2,667.4	231.1	(21.2)		2,877.3
Residential mortgage-backed securities	1,089.2	53.6	(2.8)	(1)	1,140.0
Commercial mortgage-backed securities	1,226.4	99.5	(13.7)	(1)	1,312.2
Other asset-backed securities	447.6	21.1	(4.8)	(1)	463.9
Redeemable preferred securities	196.7	12.3	(12.7)		196.3
Total debt securities	15,941.1	1,105.8	(124.6)		16,922.3
Equity securities	35.3	5.6	(1.6)		39.3
Total debt and equity securities (2)	$15,976.4	$1,111.4	$(126.2)		$16,961.6

(1)
At March 31, 2011 and December 31, 2010, we held securities for which we had recognized a credit-related impairment in the past.  For the three months ended March 31, 2011, we released $10.3 million of non-credit related impairments in the statement of income upon the sale of such securities and in the three months ended March 31, 2010, we recognized $6.0 million, net, of non-credit-related impairments in other comprehensive loss related to these securities (as of March 31, 2011 and December 31, 2010, these securities had a net unrealized capital gain of $10.3 million and $3.9 million, respectively).

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 beginning on page 23 for additional information on our accounting for discontinued products).  At March 31, 2011, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $305.8 million and gross unrealized capital losses of $41.6 million and, at December 31, 2010, debt and equity securities with a fair value of $4.1 billion, gross unrealized capital gains of $339.5 million and gross unrealized capital losses of $38.1 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The fair value of debt securities at March 31, 2011 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

Fair
(Millions)	Value
Due to mature:
Less than one year	$685.1
One year through five years	3,467.8
After five years through ten years	4,993.4
Greater than ten years	4,700.5
Residential mortgage-backed securities	1,086.5
Commercial mortgage-backed securities	1,348.9
Other asset-backed securities	471.2
Total	$16,753.4

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2011 were agency issued (e.g., Government National Mortgage Association, Federal National Mortgage Association and Federal Home Loan Mortgage Corporation) and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2011, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of 3.4 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At March 31, 2011, these securities had an average quality rating of AA+ and a weighted average duration of 3.9 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2011, these securities had an average quality rating of AA and a weighted average duration of 3.3 years.

Unrealized Capital Losses and Net Realized Capital Gains (Losses)
When a debt or equity security is in an unrealized capital loss position, we monitor the duration and severity of the loss to determine if sufficient market recovery can occur within a reasonable period of time.  We recognize an other-than-temporary impairment (“OTTI”) on debt securities when we intend to sell a security that is in an unrealized capital loss position or if we determine a credit-related loss has occurred.

Summarized below are the debt and equity securities we held at March 31, 2011 and December 31, 2010 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
Debt securities:
U.S. government securities	$89.5	$.2	$17.6	$.4	$107.1	$.6
States, municipalities and political subdivisions	816.3	30.5	78.3	9.9	894.6	40.4
U.S. corporate securities	839.6	20.8	119.1	2.9	958.7	23.7
Foreign securities	512.4	13.5	35.5	5.9	547.9	19.4
Residential mortgage-backed securities	188.3	2.0	3.3	.1	191.6	2.1
Commercial mortgage-backed securities	151.6	1.7	48.5	5.0	200.1	6.7
Other asset-backed securities	116.5	2.6	4.7	3.0	121.2	5.6
Redeemable preferred securities	-	-	87.8	9.6	87.8	9.6
Total debt securities	2,714.2	71.3	394.8	36.8	3,109.0	108.1
Equity securities	18.3	5.1	9.5	1.6	27.8	6.7
Total debt and equity securities (1)	$2,732.5	$76.4	$404.3	$38.4	$3,136.8	$114.8

December 31, 2010
Debt securities:
U.S. government securities	$8.4	$.2	$19.8	$.4	$28.2	$.6
States, municipalities and political subdivisions	964.9	37.6	82.7	9.3	1,047.6	46.9
U.S. corporate securities	665.8	17.0	210.2	4.9	876.0	21.9
Foreign securities	375.9	14.6	34.6	6.6	410.5	21.2
Residential mortgage-backed securites	103.7	2.6	6.6	.2	110.3	2.8
Commercial mortgage-backed securities	103.7	2.4	78.5	11.3	182.2	13.7
Other asset-backed securities	85.9	2.0	4.9	2.8	90.8	4.8
Redeemable preferred securities	4.5	-	94.3	12.7	98.8	12.7
Total debt securities	2,312.8	76.4	531.6	48.2	2,844.4	124.6
Equity securities	.5	-	9.5	1.6	10.0	1.6
Total debt and equity securities (1)	$2,313.3	$76.4	$541.1	$49.8	$2,854.4	$126.2

(1)
At March 31, 2011 and December 31, 2010, debt and equity securities in an unrealized capital loss position of $41.6 million and $38.1 million, respectively, and with related fair value of $765.2 million and $650.5 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by external rating agencies and our internal credit analysts and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. At March 31, 2011, we did not have the intention to sell the securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2011 were as follows:

	Supporting discontinued		Supporting remaining
	and experience-rated products		products		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
Due to mature:
Less than one year	$1.9	$-	$57.3	$1.3	$59.2	$1.3
One year through five years	11.7	.1	342.9	3.2	354.6	3.3
After five years through ten years	190.5	5.3	547.5	11.3	738.0	16.6
Greater than ten years	454.0	27.5	990.3	45.0	1,444.3	72.5
Residential mortgage-backed securities	9.6	.5	182.0	1.6	191.6	2.1
Commercial mortgage-backed securities	42.8	.8	157.3	5.9	200.1	6.7
Other asset-backed securities	27.3	.7	93.9	4.9	121.2	5.6
Total	$737.8	$34.9	$2,371.2	$73.2	$3,109.0	$108.1

Net realized capital gains for the three months ended March 31, 2011 and 2010, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2011	2010
OTTI losses on securities	$(2.8)	$(20.2)
Portion of OTTI losses recognized in other comprehensive income	-	6.4
Net OTTI losses on securities recognized in earnings	(2.8)	(13.8)
Net realized capital gains, excluding OTTI losses on securities	42.5	90.5
Net realized capital gains	$39.7	$76.7

The net realized capital gains for the three months ended March 31, 2011 and 2010 were primarily attributable to the sale of debt securities.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2011 and 2010 were as follows:

(Millions)	2011	2010
Proceeds on sales	$1,514.4	$1,590.9
Gross realized capital gains	53.8	108.7
Gross realized capital losses	18.8	8.2

Mortgage loans
Our mortgage loans are collateralized by commercial real estate.  During the three months ended March 31, 2011 and 2010 we had the following activity in our mortgage loan portfolio:

(Millions)	2011	2010
New mortgage loans	$75.7	$-
Mortgage loans fully repaid	34.5	14.3
Mortgage loans foreclosed	-	11.5

At March 31, 2011 and December 31, 2010, we had no material problem, restructured or potential problem loans included in mortgage loans.  We also had no material reserves on our mortgage loans at March 31, 2011 or December 31, 2010.

We assess our mortgage loans on a regular basis for credit impairments, and annually we assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are doubtful.  Most of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, borrower quality and deal structure.  Based upon our most recent assessment at March 31, 2011 and December 31, 2010, our mortgage loans were given the following ratings:

	March 31,	December 31,
(In millions, except credit ratings indicator)	2011	2010
1	$100.5	$99.4
2 to 4	1,325.0	1,301.5
5	92.0	86.1
6 and 7	22.7	22.8
Total	$1,540.2	$1,509.8

Variable Interest Entities
In determining whether to consolidate a variable interest entity ("VIE"), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We have relationships with certain real estate and hedge fund partnerships that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at March 31, 2011 and December 31, 2010 of approximately $159 million and $153 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.1 billion at both March 31, 2011 and December 31, 2010.  The hedge fund partnerships had total assets of approximately $6.5 billion and $6.1 billion at March 31, 2011 and December 31, 2010, respectively.

Non-controlling Interests
Certain of our investment holdings are partially-owned by third parties.  At March 31, 2011 and December 31, 2010, $78 million and $74 million, respectively, of our investment holdings were owned by third parties.  The non-controlling entities’ share of these investments was included in accrued expenses and other current liabilities.  Net income attributable to these interests was $2 million and $1 million for the three months ended March 31, 2011 and 2010, respectively.  These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three months ended March 31, 2011 and 2010 were as follows:

(Millions)	2011	2010
Debt securities	$211.3	$236.4
Mortgage loans	24.7	26.7
Other investments	24.1	18.6
Gross investment income	260.1	281.7
Less: investment expenses	(7.5)	(6.5)
Net investment income (1)	$252.6	$275.2

(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 beginning on page 23 for additional information on our accounting for discontinued products).  Net investment income includes $86.6 million and $89.5 million for the three months ended March 31, 2011 and 2010, respectively, related to investments supporting our experience-rated and discontinued products.

Net investment income decreased in the three months ended March 31, 2011 compared to 2010 as a result of lower average yields partially offset by higher returns from our alternative investments.

8.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the three months ended March 31, 2011 and 2010:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total
	Securities		Foreign			Accumulated
			Currency	Unrecognized	Unrecognized	Other
	Previously		and	Net Actuarial	Prior Service	Comprehensive
(Millions)	Impaired (1)	All Other	Derivatives	Losses	Cost	(Loss) Income
Three months ended March 31, 2011
Balance at December 31, 2010	$75.1	$375.2	$(27.3)	$(1,614.0)	$28.4	$(1,162.6)
Net unrealized (losses) gains ($(19.7) pretax)	(.3)	(14.2)	1.7	-	-	(12.8)
Reclassification to earnings ($18.0 pretax)	(8.8)	(13.2)	.6	10.3	(.7)	(11.8)
Other comprehensive (loss) income	(9.1)	(27.4)	2.3	10.3	(.7)	(24.6)
Balance at March 31, 2011	$66.0	$347.8	$(25.0)	$(1,603.7)	$27.7	$(1,187.2)

Three months ended March 31, 2010
Balance at December 31, 2009	$100.3	$235.7	$25.3	$(1,623.8)	$39.5	$(1,223.0)
Net unrealized gains (losses) ($226.6 pretax)	33.6	118.4	(4.7)	-	-	147.3
Reclassification to earnings ($43.2 pretax)	(51.1)	(48.5)	.1	33.4	(.9)	(67.0)
Other comprehensive (loss) income	(17.5)	69.9	(4.6)	33.4	(.9)	80.3
Balance at March 31, 2010	$82.8	$305.6	$20.7	$(1,590.4)	$38.6	$(1,142.7)

(1)
Represents unrealized losses on the non-credit-related component of impaired debt securities that we do not intend to sell and subsequent appreciation in the fair value of those securities as well as those that we intend to sell.

9.	Financial Instruments

The preparation of our consolidated financial statements in accordance with GAAP requires certain of our assets and liabilities to be reflected at their fair value, and others on another basis, such as an adjusted historical cost basis.  In this note, we provide details on the fair value of financial assets and liabilities and how we determine those fair values.  We present this information for those financial instruments that are measured at fair value for which the change in fair value impacts net income or other comprehensive income separately from other financial assets and liabilities.

Financial Instruments Measured at Fair Value in our Balance Sheets
Certain of our financial instruments are measured at fair value in our balance sheets.  The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP.  The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset or liability for each level:
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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which uses quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2011 or December 31, 2010.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2011 or December 31, 2010.  The total fair value of our broker quoted securities was approximately $174 million at March 31, 2011 and $153 million at December 31, 2010.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities with changes in fair value that are measured on a recurring basis in our balance sheets at March 31, 2011 and December 31, 2010 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2011
Assets:
Debt securities:
U.S. government securities	$1,149.1	$279.5	$-	$1,428.6
States, municipalities and political subdivisions	-	2,276.0	2.6	2,278.6
U.S. corporate securities	-	6,929.7	60.1	6,989.8
Foreign securities	-	2,883.6	68.4	2,952.0
Residential mortgage-backed securities	-	1,086.5	-	1,086.5
Commercial mortgage-backed securities	-	1,305.7	43.2	1,348.9
Other asset-backed securities	-	414.0	57.2	471.2
Redeemable preferred securities	-	179.2	18.6	197.8
Total debt securities	1,149.1	15,354.2	250.1	16,753.4
Equity securities	1.5	-	32.6	34.1
Derivatives	-	4.0	-	4.0
Total investments	$1,150.6	$15,358.2	$282.7	$16,791.5
Liabilities:
Derivatives	$-	$.6	$-	$.6

December 31, 2010
Assets:
Debt securities:
U.S. government securities	$1,081.0	$292.7	$-	$1,373.7
States, municipalities and political subdivisions	-	2,292.7	3.6	2,296.3
U.S. corporate securities	-	7,201.9	60.7	7,262.6
Foreign securities	-	2,822.4	54.9	2,877.3
Residential mortgage-backed securities	-	1,140.0	-	1,140.0
Commercial mortgage-backed securities	-	1,275.3	36.9	1,312.2
Other asset-backed securities	-	407.4	56.5	463.9
Redeemable preferred securities	-	178.5	17.8	196.3
Total debt securities	1,081.0	15,610.9	230.4	16,922.3
Equity securities	1.4	-	37.9	39.3
Derivatives	-	2.6	-	2.6
Total investments	$1,082.4	$15,613.5	$268.3	$16,964.2
Liabilities:
Derivatives	$-	$6.5	$-	$6.5

The changes in the balances of Level 3 financial assets for the three months ended March 31, 2011 and 2010 were as follows:

(Millions)	Foreign Securities	Commercial Mortgage- backed Securities	Equity Securities	Other	Total
Three Months Ended March 31, 2011
Beginning balance	$54.9	$36.9	$37.9	$138.6	$268.3
Net realized and unrealized capital gains (losses):
Included in earnings	.1	.7	-	(.6)	.2
Included in other comprehensive income	(.2)	2.2	-	(1.2)	.8
Other (1)	(.1)	-	(5.5)	.1	(5.5)
Purchases	17.5	-	.2	10.5	28.2
Sales	(3.5)	-	-	-	(3.5)
Settlements	(.3)	3.4	-	(9.1)	(6.0)
Transfers into Level 3	-	-	-	.2	.2
Ending Balance	$68.4	$43.2	$32.6	$138.5	$282.7

(Millions)		U.S. Corporate Securities	Foreign Securities	Other	Total
Three Months Ended March 31, 2010
Beginning balance		$128.1	$199.0	$156.4	$483.5
Net realized and unrealized capital gains (losses):
Included in earnings		(.2)	5.0	1.1	5.9
Included in other comprehensive income		(.6)	2.4	8.2	10.0
Other (1)		.2	.9	.3	1.4
Purchases, sales and settlements		(5.7)	14.3	(.5)	8.1
Transfers into (out of) Level 3		-	15.8	(12.7)	3.1
Ending Balance		$121.8	$237.4	$152.8	$512.0
Amount of Level 3 net unrealized capital losses included in net income		$-	$-	$.2	$.2

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our operating results.

There were no material transfers into or out of Level 3 during the three months ended March 31, 2011 and 2010.

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

The carrying value and estimated fair value of certain of our financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Assets:
Mortgage loans	$1,540.2	$1,576.9	$1,509.8	$1,526.1
Liabilities:
Investment contract liabilities:
With a fixed maturity	41.4	42.1	41.7	42.7
Without a fixed maturity	508.6	506.0	511.5	510.9
Long-term debt	3,933.0	4,270.4	4,382.5	4,728.9

Separate Accounts Measured at Fair Value in our Balance Sheets
Separate Accounts assets in our Large Case Pensions business represent funds maintained to meet specific objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Net investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Accounts assets are not reflected in our statements of income, shareholders’ equity or cash flows.

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 14.  In the first quarter of 2010, Separate Accounts assets also included investments in real estate that were carried at fair value.  The following is a description of the valuation methodology used to price these investments, including the general classification pursuant to the valuation hierarchy.

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

Separate Accounts financial assets at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011				December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$426.6	$3,087.3	$45.5	$3,559.4	$1,059.7	$2,524.9	$56.0	$3,640.6
Equity securities	1,103.2	-	-	1,103.2	1,231.9	-	-	1,231.9
Derivatives	-	(.4)	-	(.4)	-	.2	-	.2
Total (1)	$1,529.8	$3,086.9	$45.5	$4,662.2	$2,291.6	$2,525.1	$56.0	$4,872.7

(1)	Excludes $704.3 million and $422.6 million of cash and cash equivalents and other receivables at March 31, 2011 and December 31, 2010, respectively.

The changes in the balances of Level 3 Separate Accounts financial assets for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended		Three Months Ended
	March 31, 2011		March 31, 2010
(Millions)	Debt Securities	Total	Debt Securities	Real Estate	Total
Beginning balance	$56.0	$56.0	$97.3	$71.4	$168.7
Total losses accrued to contract holders	(10.1)	(10.1)	(14.7)	(1.1)	(15.8)
Purchases, sales and settlements	(.1)	(.1)	18.9	-	18.9
Transfers out of Level 3	(.3)	(.3)	(.4)	-	(.4)
Ending Balance	$45.5	$45.5	$101.1	$70.3	$171.4

10.	Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three months ended March 31, 2011 and 2010 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2011	2010	2011	2010
Operating component:
Service cost	$-	$15.3	$.1	$.1
Amortization of prior service cost	(.1)	(.5)	(1.0)	(.9)
Total operating component (1)	(.1)	14.8	(.9)	(.8)

Financing component:
Interest cost	78.1	76.6	4.2	4.5
Expected return on plan assets	(96.0)	(88.3)	(.9)	(.9)
Recognized net actuarial losses	14.6	50.3	1.2	1.1
Total financing component (1)	(3.3)	38.6	4.5	4.7
Net periodic benefit (income) cost	$(3.4)	$53.4	$3.6	$3.9

(1)
The operating component of this expense is allocated to our business segments and the financing component is allocated to our Corporate Financing segment.  Our Corporate Financing segment is not a business segment but is added to our business segments to reconcile to our consolidated results.  Refer to Note 15 beginning on page 22 for additional information on our business segments.

The decrease in pension cost for the three months ended March 31, 2011 when compared to the corresponding period in 2010 was caused by the freezing of our tax qualified pension plan in 2010.

11.	Debt

The carrying value of our long-term debt at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
(Millions)	2011	2010
Senior notes, 5.75%, due 2011	$450.0	$450.0
Senior notes, 7.875%, due 2011 (1)	-	449.9
Senior notes, 6.0%, due 2016	747.7	747.6
Senior notes, 6.5%, due 2018	498.9	498.9
Senior notes, 3.95%, due 2020	741.9	741.7
Senior notes, 6.625%, due 2036	798.7	798.7
Senior notes, 6.75%, due 2037	695.8	695.7
Total long-term debt	3,933.0	4,382.5
Less current portion of long-term debt (2)	450.0	899.9
Total long-term debt, less current portion	$3,483.0	$3,482.6

(1)	The 7.875% senior notes due March 2011 were repaid in March 2011.
(2)
At March 31, 2011, our 5.75% senior notes due June 2011 are classified as current in the accompanying consolidated balance sheet.  At December 31, 2010, our 7.875% senior notes due March 2011 and our 5.75% senior notes due June 2011 are classified as current in the accompanying consolidated balance sheet.

During the three months ended March 31, 2011, we entered into an interest rate swap with a notional value of $100 million. We entered into this swap to hedge interest rate exposure in anticipation of future issuance of long-term debt.  At March 31, 2011, this interest rate swap had an aggregate fair value of $1 million, which was recorded as an unrealized capital gain in other comprehensive income during the three months ended March 31, 2011.

At March 31, 2011 we had approximately $85 million of commercial paper outstanding with a weighted average interest rate of .33%.  As of December 31, 2010, we did not have any commercial paper outstanding.

At March 31, 2011, we had an unsecured $1.5 billion revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013.  The Facility provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .045% to .175% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .06% at March 31, 2011.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2011.  There were no amounts outstanding under the Facility at March 31, 2011.

12.	Capital Stock

On December 3, 2010, our Board of Directors (our “Board”) authorized a share repurchase program for the repurchase of up to $750 million of our common stock.  During the three months ended March 31, 2011, we repurchased approximately 7 million shares of common stock at a cost of approximately $250 million (approximately $5 million of these repurchases were settled in early April).  At March 31, 2011, we had remaining authorization to repurchase an aggregate of up to approximately $485 million of common stock under the December 3, 2010 program.

On February 3, 2011, we moved to a quarterly dividend payment cycle and declared a cash dividend of $0.15 per common share that will be paid on April 29, 2011 to shareholders of record at the close of business on April 14, 2011.  Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.  Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share.

On February 7, 2011, approximately .6 million performance stock units (“PSUs”), 1.2 million market stock units (“MSUs”) and 1.0 million restricted stock units (“RSUs”) were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals during the performance period as determined by our Board’s Committee on Compensation and Organization. The performance period for the PSUs ends on December 31, 2011, and the vesting period ends on December 7, 2012.   The number of vested MSUs (which could range from zero to 150% of the original number of units granted) is based on the change between the closing price of our common stock on the grant date and the weighted average closing price of our common stock for the thirty trading days prior to the vesting date.  The MSUs have a twenty-two month vesting period.  Each vested PSU, MSU and RSU represents one share of common stock and will be paid in shares of common stock, net of taxes, at the end of the vesting period.  The RSUs will become 100% vested approximately three years from the grant date, with one-third vesting each December.

13.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at March 31, 2011, the amount of dividends that may be paid to Aetna through the end of 2011 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.6 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $6.9 billion and $6.2 billion at March 31, 2011 and December 31, 2010, respectively.

14. Commitments and Contingencies

Guaranty Fund Assessments
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers.  Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow recoverability of assessments as offsets to premium taxes.  Some states have similar laws relating to HMOs.  The Pennsylvania Insurance Commissioner has placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation.  We cannot predict when a decision will be made, although we believe it is likely that the state court will rule within the next twelve months.  If Penn Treaty is declared insolvent and placed in liquidation, we and other insurers likely would be assessed over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders.  We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict when the state court will render a decision, the amount of the insolvency, if any, the amount and timing of associated guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets.  It is reasonably possible that in future reporting periods we may record a liability and expense relating to Penn Treaty or other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows.  While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future recovery of these assessments.

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

The first class action case was commenced on July 30, 2007.  The federal Judicial Panel on Multi-District Litigation (the “MDL Panel”) has consolidated these class action cases in the U.S. District Court for the District of New Jersey under the caption In re: Aetna UCR Litigation, MDL No. 2020 (“MDL 2020”).   In addition, the MDL Panel has transferred the individual lawsuits to MDL 2020.  Discovery is substantially complete in MDL 2020, several motions are pending, and briefing on class certification has been completed.  The court has not set a trial date or a timetable for deciding class certification.  We intend to vigorously defend ourselves against the claims brought in these cases.

We also have received subpoenas and/or requests for documents and other information from, and been investigated by, attorneys general and other state and/or federal regulators, legislators and agencies relating to our out-of-network benefit payment practices.  It is reasonably possible that others could initiate additional litigation or additional regulatory action against us with respect to our out-of-network benefit payment practices.

CMS Actions
Effective April 21, 2010, the Centers for Medicare & Medicaid Services ("CMS") imposed intermediate sanctions on us, suspending the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan ("PDP") contracts.  The sanctions relate to our compliance with certain Medicare Part D requirements.  The suspension does not affect our current Medicare enrollees who stay in their existing plans.  CMS has granted us a limited waiver of these sanctions to allow us to continue to enroll eligible members into existing, contracted group Aetna Medicare Advantage Plans and Standalone PDPs through May 31, 2011.  As a result of these sanctions, our 2011 Medicare membership and operating results have been adversely affected because we did not participate in the 2010 open enrollment for individual 2011 Medicare plans, which occurred between November 15, 2010 and December 31, 2010.  We are cooperating fully with CMS on its review and are working to resolve the issues CMS has raised as soon as possible.  If the CMS sanctions remain in effect or we fail to obtain extensions of the limited waiver through the end of those sanctions, our Medicare membership and operating results could continue to be adversely affected.

CMS regularly audits our performance to determine our compliance with CMS’s regulations, our contracts with CMS and the quality of services we provide to our Medicare members.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions and document their medical records.  Medicare Advantage plans and PDPs receive increased premiums for members who have certain medical conditions identified with specific health condition codes.  Federal regulators review and audit the providers’ medical records and related health condition codes that determine the members’ health status and the resulting premium payments to us.  CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including two of Aetna’s contracts for the 2007 contract year.  Although these two audits are ongoing, we do not believe that they will have a material impact on our operating results, financial position or cash flows.

We believe that the OIG also is auditing risk adjustment data, and we expect CMS and the OIG to continue auditing risk adjustment data for the 2007 contract year and beyond.  Aetna and other Medicare Advantage organizations have provided comments to CMS in response to CMS’s December 2010 proposed RADV sampling and payment error calculation methodology by which CMS proposes to calculate and extrapolate RADV audit payment error rates for, and determine premium refunds payable by, Medicare Advantage plans.  Our concerns with CMS’s proposed methodology include the fact that the proposed methodology does not take into account the “error rate” in the original Medicare fee-for-service data that was used to develop the risk adjustment system and that retroactive audit and payment adjustments undermine the actuarial soundness of Medicare Advantage bids.  CMS has indicated that it may make retroactive contract-level premium payment adjustments based on the results of these RADV audits, which could occur as early as 2011.  CMS’s premium adjustments could be implemented prior to our, or other Medicare Advantage plans, having an opportunity to appeal the audit or payment error calculation results or methodology.  We are unable to predict the ultimate outcome of CMS’s final RADV audit methodology, other audits for the 2007 contract year or subsequent contract years, the amounts of any retroactive refunds of, or prospective adjustments to, premium payments made to us, or whether any audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years.  Any premium refunds or adjustments resulting from regulatory audits, including those resulting from CMS’s selection of its final RADV audit methodology, whether as a result of RADV or other audits by CMS or OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

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

In addition, our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, CMS, various state insurance and health care regulatory authorities, state attorneys general, the Center for Consumer Information and Insurance Oversight, the Office of the Inspector General, the Office of Personnel Management, committees, subcommittees and members of the U.S. Congress, the U.S. Department of Justice, U.S. attorneys and other state and federal governmental authorities.  These government actions include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our current and past business practices, including our overall claims processing and payment practices, our business practices with respect to our small group products, student health products or individual customers (such as market withdrawals, rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, in connection with their consideration of health care reform measures, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care benefits industry’s business and reporting practices, including premium rate increases, utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices and claim payment practices (including payments to out-of-network providers).  As a leading national health care benefits company, we regularly are the subject of such government actions.  These government actions may prevent or delay us from implementing planned premium rate increases and may result, and have resulted, in restrictions on our business, changes to or clarifications of our business practices, retroactive adjustments to premiums, refunds to members, assessments of damages, civil or criminal fines or penalties, or other sanctions, including the possible loss of licensure or suspension or exclusion from participation in government programs, including the actions taken by CMS that are described above under “CMS Actions.”

Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties or punitive damages that are discretionary in amount, involve a large number of claimants or regulatory authorities, represent a change in regulatory policy, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices.  In addition, because most legal proceedings are resolved over long periods of time, potential losses are subject to change due to, among other things, new developments, changes in litigation strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us.  Except as specifically noted above under "CMS Actions" with respect to the two ongoing RADV audits for the 2007 contract year, we are currently unable to predict the ultimate outcome of, or reasonably estimate the losses or a range of losses resulting from, the matters described above, and it is reasonably possible that their outcome could be material to us.

15.	Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments in order to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the service cost components of this expense are allocated to our business segments).

Summarized financial information of our segments for the three months ended March 31, 2011 and 2010 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Financing	Company
2011
Revenue from external customers	$7,620.6	$430.3	$44.6	$-	$8,095.5
Operating earnings (loss) (1)	555.3	42.9	5.8	(43.8)	560.2
2010
Revenue from external customers	$7,765.4	$458.9	$45.3	$-	$8,269.6
Operating earnings (loss) (1)	460.1	28.5	9.7	(67.7)	430.6
(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other item described in the reconciliation below.

A reconciliation of operating earnings to net income for the three months ended March 31, 2011 and 2010 was as follows:

(Millions)	2011	2010
Operating earnings	$560.2	$430.6
Litigation-related insurance proceeds (1)	-	45.5
Net realized capital gains	25.8	86.5
Net income	$586.0	$562.6

(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we received $45.5 million ($70.0 million pretax) in April 2010 from one of our liability insurers related to certain litigation we settled in 2003, which we recognized in the first quarter of 2010.  We excluded this item and net realized capital gains from our operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance.

16.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is greater than 30 years); so we established a reserve for anticipated future losses at the time of discontinuance.  This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.  Because we projected anticipated cash shortfalls in our discontinued products, at the time of discontinuance we established a receivable from Large Case Pensions’ continuing products (which is eliminated in consolidation).

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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2011 and 2010 was as follows (pretax):

(Millions)	2011	2010
Reserve, beginning of period	$884.8	$789.2
Operating income	5.4	3.0
Net realized capital gains	12.5	16.1
Reserve, end of period	$902.7	$808.3

During the three months ended March 31, 2011, our discontinued products reflected net realized capital gains primarily attributable to gains from the sale of debt securities and operating income. We evaluated the operating income in the first quarter of 2011 against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve is required at March 31, 2011.

Assets and liabilities supporting discontinued products at March 31, 2011 and December 31, 2010 were as follows: (1)

(Millions)	2011	2010
Assets:
Debt and equity securities available for sale	$2,573.3	$2,610.3
Mortgage loans	470.6	498.8
Other investments	654.8	603.2
Total investments	3,698.7	3,712.3
Other assets	98.1	90.4
Collateral received under securities loan agreements	17.0	35.1
Current and deferred income taxes	22.7	20.7
Receivable from continuing products (2)	499.9	492.4
Total assets	$4,336.4	$4,350.9

Liabilities:
Future policy benefits	$3,117.3	$3,162.2
Policyholders' funds	10.0	10.2
Reserve for anticipated future losses on discontinued products	902.7	884.8
Collateral payable under securities loan agreements	17.0	35.1
Other liabilities (3)	289.4	258.6
Total liabilities	$4,336.4	$4,350.9

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	The receivable from continuing products is eliminated in consolidation.
(3)	Net unrealized capital gains on the available-for-sale debt securities are included in other liabilities and are not reflected in consolidated shareholders’ equity.

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $104 million and $107 million for the three months ended March 31, 2011 and 2010, respectively.  There were no participant-directed withdrawals of our discontinued products during the three months ended March 31, 2011 or 2010.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

17.	Subsequent Events

In April 2011, we entered into an agreement to acquire Prodigy Health Group, a third party administrator of self-funded health care plans, for approximately $600 million.  We expect to finance this transaction with available resources.

Additionally in April 2011, we entered into a three-year reinsurance agreement with Vitality Re II Limited, an unrelated insurer.  The agreement allows us to reduce our required statutory capital and provides $150 million of collateralized excess of loss reinsurance coverage on a portion of Aetna’s group Commercial Insured Health Care business.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
April 28, 2011

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 33.8 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services and health information exchange technology services.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at March 31, 2011 and December 31, 2010 and operating results for the three months ended March 31, 2011 and 2010.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2010 Annual Report on Form 10-K (the “2010 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2011 and 2010:

(Millions)	2011	2010
Revenue:
Health Care	$7,743.4	$7,918.6
Group Insurance	510.9	556.1
Large Case Pensions	133.5	146.8
Total revenue	8,387.8	8,621.5
Net income	586.0	562.6
Operating earnings: (1)
Health Care	555.3	460.1
Group Insurance	42.9	28.5
Large Case Pensions	5.8	9.7
Cash flows from operations	572.2	837.3

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to Segment Results and Use of Non-GAAP Measures in this document beginning on page 28 for a discussion of non-GAAP measures.  Refer to pages 29, 32 and 33 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings for the three months ended March 31, 2011 were higher than the corresponding period in 2010, primarily due to higher Commercial underwriting margins from favorable development of prior period health care costs estimates and improved underlying performance, partially offset by lower Commercial Insured membership.  This result also reflects higher Group Insurance operating earnings primarily from higher disability underwriting margins and higher net investment income.

Total revenue in our Health Care segment declined during the three months ended March 31, 2011 when compared to the corresponding period in 2010 primarily as a result of lower Commercial Insured membership as well as a decline due to changes in the customer market, product and geographic mix of business partially offset by premium rate increases.  The Commercial underwriting margins improved for the three months ended March 31, 2011 when compared to the corresponding period in 2010 primarily due to favorable development of prior-period health care cost estimates and improved underlying performance, partially offset by the effect of lower Commercial Insured membership in 2011.  Our underwriting margins reflect approximately $174 million and $143 million of favorable development of prior period health care cost estimates for the three months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, we served approximately 17.8 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.5 million dental members and 8.6 million pharmacy benefit management services members.  At March 31, 2010, we served approximately 18.7 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 14.0 million dental members and 9.8 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2011 and 2010, generating $642 million and $901 million of cash flows from operations in our Health Care and Group Insurance businesses during the three months ended March 31, 2011 and 2010, respectively.  During 2011, these cash flows funded ordinary course operating activities, the acquisition of Medicity Inc. ("Medicity"), a health information exchange company, for approximately $500 million and the repayment of the entire $450 million aggregate principal amount of our 7.875% senior notes due March 2011.  Additionally, we repurchased approximately 7 million shares of common stock and 7 million shares of common stock under our share repurchase programs at a cost of approximately $250 million and $252 million for the three months ended March 31, 2011 and 2010, respectively.  Refer to “Liquidity and Capital Resources” beginning on page 36 and Note 11 of Notes to Consolidated Financial Statements on page 18 for additional information.

Prodigy Health Group
In April 2011, we entered into an agreement to acquire Prodigy Health Group, a third party administrator of self-funded health care plans, for approximately $600 million.  We expect to finance this transaction with available resources.

Medicare Update
Effective April 21, 2010, the Centers for Medicare & Medicaid Services (“CMS”) imposed intermediate sanctions on us, suspending the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan (“PDP”) contracts.  The sanctions relate to our compliance with certain Medicare Part D requirements.  The suspension does not affect our current Medicare enrollees who stay in their existing plans.  CMS has granted us a limited waiver of these sanctions to allow us to continue to enroll eligible members into existing, contracted group Aetna Medicare Advantage Plans and Standalone PDPs through May 31, 2011.  As a result of these sanctions, our 2011 Medicare membership and operating results have been adversely affected because we did not participate in the 2010 open enrollment for individual 2011 Medicare plans, which occurred between November 15, 2010 and December 31, 2010.  We are cooperating fully with CMS on its review and are working to resolve the issues CMS has raised as soon as possible.  If the CMS sanctions remain in effect or we fail to obtain extensions of the limited waiver through the end of those sanctions, our Medicare membership and operating results could continue to be adversely affected.

Management Update
On February 25, 2011, our Board of Directors (the “Board”) elected Mark T. Bertolini, Chairman of the Board and Chairman of the Board’s Executive Committee, each effective April 8, 2011, upon the retirement of Ronald A. Williams, our previous executive Chairman.

Health Care Reform Legislation
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”), which makes broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and will significantly impact our business operations and financial results, including our pricing and medical benefit ratios.  Health Care Reform presents us with new business opportunities, but also with new financial and other challenges.  It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.

Components of the legislation will be phased in over the next seven years.  We are and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state-level health care reform.  While the federal government has begun to issue regulations implementing Health Care Reform, many significant parts of the legislation, including minimum medical loss ratios (“MLRs”), require further guidance and clarification both at the federal level and in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years.  Pending efforts in the U.S. Congress to repeal, amend or restrict funding for various aspects of Health Care Reform and the pending litigation challenging the constitutionality of Health Care Reform create additional uncertainty about the ultimate impact of the legislation.

For additional information on Health Care Reform, refer to “MD&A - Overview – Health Care Reform Legislation”, “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2010 Annual Report.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 15 of Notes to Consolidated Financial Statements beginning on page 22.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).  Effective December 31, 2010, our employees no longer earn future pension service credits in our tax-qualified defined benefit pension plan (the “Aetna Pension Plan”).  The Aetna Pension Plan will continue to operate and account balances will continue to earn annual interest credits.  The decrease in our pension cost for the three months ended March 31, 2011 compared to the corresponding period in 2010 was caused by this freezing of the Aetna Pension Plan.  We expect our future pension expense to continue to be lower than 2010.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 18.

Our discussion of our operating results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as allocating resources to each segment.  Operating earnings exclude net realized capital gains or losses as well as other items, if any, from net income reported in accordance with GAAP.  We believe excluding realized capital gains or losses from net income to arrive at operating earnings provides more meaningful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however, these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that do not relate to the ordinary course of our business from net income to arrive at operating earnings.  In each segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income.  Each table details the net realized capital gains or losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

HEALTH CARE

Health Care consists of medical, pharmacy benefits management, dental, behavioral health and vision plans offered on both an Insured basis and an ASC basis.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  We also offer Medicare and Medicaid products and services, as well as specialty products, such as health information exchange technology services, medical management and data analytics services, medical stop loss insurance and products that provide access to our provider networks in select markets.  We separately track premiums and health care costs for Medicare and Medicaid products; all other medical, dental and other Health Care products are referred to as Commercial.

Operating Summary for the Three Months Ended March 31, 2011 and 2010:

(Millions)	2011	2010
Premiums:
Commercial	$5,013.6	$5,143.4
Medicare	1,408.8	1,519.3
Medicaid	328.2	232.4
Total premiums	6,750.6	6,895.1
Fees and other revenue	870.0	870.3
Net investment income	89.1	107.8
Net realized capital gains	33.7	45.4
Total revenue	7,743.4	7,918.6
Health care costs	5,348.0	5,691.0
Operating expenses:
Selling expenses	271.5	298.2
General and administrative expenses	1,204.5	1,083.4
Total operating expenses	1,476.0	1,381.6
Amortization of other acquired intangible assets	24.6	22.7
Total benefits and expenses	6,848.6	7,095.3
Income before income taxes	894.8	823.3
Income taxes	317.6	261.4
Net income	$577.2	$561.9

The table presented below reconciles net income to operating earnings for the three months ended March 31, 2011 and 2010:

(Millions)	2011	2010
Net income	$577.2	$561.9
Litigation-related insurance proceeds (1)	-	(45.5)
Net realized capital gains	(21.9)	(56.3)
Operating earnings	$555.3	$460.1

(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we received $45.5 million ($70.0 million pretax) in April 2010 from one of our liability insurers related to certain litigation we settled in 2003, which we recognized in the first quarter of 2010.  We excluded this item and net realized capital gains from our operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance.

Operating earnings for the three months ended March 31, 2011 were higher than the corresponding period in 2010, primarily due to higher Commercial underwriting margins from favorable development of prior-period health care cost estimates and improved underlying performance, partially offset by the effect of lower Commercial Insured membership in 2011.  Included in these amounts are approximately $112 million ($174 million pretax) and $93 million ($143 million pretax) of favorable development of prior period health care costs estimates for the three months ended March 31, 2011 and 2010, respectively.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three months ended March 31, 2011 and 2010, our MBRs by product were as follows:
	2011	2010
Commercial	77.0%	81.1%
Medicare	85.1%	87.0%
Medicaid	88.5%	85.9%
Total	79.2%	82.5%

Refer to our discussion of Commercial and Medicare results that follows for an explanation of the changes in our MBR.

The operating results of our Commercial products reflect higher underwriting margins and lower Insured membership in 2011 compared to 2010.
Commercial premiums decreased approximately $130 million for the three months ended March 31, 2011, when compared to the corresponding period in 2010, primarily due to lower Commercial Insured membership and a decline from changes in the customer market, product and geographic mix of business, partially offset by premium rate increases.

Our Commercial MBRs were 77.0% for the three months ended March 31, 2011 compared to 81.1% for the corresponding period in 2010.  Included in these amounts were approximately $143 million and $92 million of favorable development of prior period health care cost estimates for the three months ended March 31, 2011 and 2010, respectively.  The 2011 development was primarily caused by lower than projected utilization of most categories of medical services.  Excluding this development, the Commercial MBR remains lower in 2011 than 2010, reflecting a percentage increase in our per member health care premiums that exceeded the percentage increase in per member health care costs.  Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2010 Annual Report for a discussion of Health Care Costs Payable at December 31, 2010.

Medicare results for the first quarter 2011 reflect a decline in membership from the corresponding period in 2010.
Medicare premiums decreased approximately $111 million for the three months ended March 31, 2011, when compared to the corresponding period in 2010, primarily attributable to a decrease in Medicare membership in 2011 caused by the enrollment and marketing sanctions imposed on us by CMS, which did not allow us to participate in open enrollment for individual 2011 Medicare plans.

Our Medicare MBRs were 85.1% for the three months ended March 31, 2011 compared to 87.0% for the corresponding period in 2010.  Included in these amounts were approximately $25 million and $38 million of favorable development of prior period Medicare health care cost estimates for the three months ended March 31, 2011 and 2010, respectively.  Excluding this development, the Medicare MBR remains lower in 2011 than 2010, primarily reflecting changes in mix of business and lower than projected utilization of medical services.

Other Sources of Revenue
Fees and other revenue for the three months ended March 31, 2011 was flat compared to the corresponding period in 2010 due to lower ASC membership offset by higher pharmacy fee revenues and the inclusion of revenues from Medicity.

Net realized capital gains for the three months ended March 31, 2011 decreased by approximately $12 million when compared to the corresponding period in 2010.  This decrease primarily reflects lower net gains from the sales of debt securities partially offset by gains from derivative transactions during the first quarter of 2011 compared to derivative losses in the comparable period in 2010.

Membership
Health Care’s membership at March 31, 2011 and 2010 was as follows:

	2011			2010
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,822	11,353	16,175	5,198	11,978	17,176
Medicare	407	-	407	451	-	451
Medicaid	388	824	1,212	315	746	1,061
Total Medical Membership	5,617	12,177	17,794	5,964	12,724	18,688

Consumer-Directed Health Plans (1)			2,412			2,206

Dental:
Commercial	4,798	7,083	11,881	5,042	7,339	12,381
Medicare and Medicaid	163	463	626	137	435	572
Network Access (2)	-	982	982	-	1,000	1,000
Total Dental Membership	4,961	8,528	13,489	5,179	8,774	13,953

Pharmacy:
Commercial			7,901			8,923
Medicare PDP (stand-alone)			447			601
Medicare Advantage PDP			190			233
Medicaid			27			30
Total Pharmacy Benefit Management Services			8,565			9,787

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.
(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.

Total medical membership at March 31, 2011 decreased compared to March 31, 2010, reflecting a reduction in Commercial membership due primarily to lapsed customers exceeding new sales and in-group attrition as well as lower Medicare enrollment primarily due to CMS sanctions that was partially offset by growth in Medicaid membership.

Total dental membership at March 31, 2011 decreased compared to March 31, 2010 primarily due to lapses exceeding new sales.

Total pharmacy benefit management services membership decreased at March 31, 2011 compared to March 31, 2010 primarily due to a decrease in Commercial medical enrollment and a decline in Medicare PDP membership.

GROUP INSURANCE

Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life, group universal life, supplemental or voluntary programs, and accidental death and dismemberment coverage.  Group Insurance also includes (i) group disability products offered to employers on both an Insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers.

Operating Summary for the Three Months Ended March 31, 2011 and 2010:

(Millions)	2011	2010
Premiums:
Life	$257.9	$278.9
Disability	134.1	139.2
Long-term care	11.5	14.0
Total premiums	403.5	432.1
Fees and other revenue	26.8	26.8
Net investment income	74.1	71.0
Net realized capital gains	6.5	26.2
Total revenue	510.9	556.1
Current and future benefits	361.8	399.5
Operating expenses:
Selling expenses	19.2	23.3
General and administrative expenses	63.4	67.2
Total operating expenses	82.6	90.5
Amortization of other acquired intangible assets	1.7	1.7
Total benefits and expenses	446.1	491.7
Income before income taxes	64.8	64.4
Income taxes	17.7	11.0
Net income	$47.1	$53.4

The table presented below reconciles net income to operating earnings for the three months ended March 31, 2011 and 2010:

(Millions)	2011	2010
Net income	$47.1	$53.4
Net realized capital gains	(4.2)	(24.9)
Operating earnings	$42.9	$28.5

Operating earnings for the three months ended March 31, 2011 increased compared to the corresponding period in 2010, primarily due to higher underwriting margins from our disability products and higher net investment income.

The group benefit ratio (which represents current and future benefits divided by premiums) was 89.7% and 92.5% for the three months ended March 31, 2011 and 2010, respectively.

Net realized capital gains for the three months ended March 31, 2011 decreased by approximately $20 million when compared to the corresponding period in 2010.  This decrease primarily reflects lower net gains from the sales of debt securities partially offset by gains from derivative transactions during the first quarter of 2011 compared to derivative losses in the comparable period in 2010.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2011 and 2010:

(Millions)	2011	2010
Premiums	$41.8	$42.6
Net investment income	89.4	96.4
Other revenue	2.8	2.7
Net realized capital (losses) gains	(.5)	5.1
Total revenue	133.5	146.8
Current and future benefits	123.7	127.5
General and administrative expenses	3.7	1.8
Total benefits and expenses	127.4	129.3
Income before income taxes	6.1	17.5
Income taxes	.6	2.5
Net income	$5.5	$15.0

The table presented below reconciles net income to operating earnings for the three months ended March 31, 2011 and 2010:

(Millions)	2011	2010
Net income	$5.5	$15.0
Net realized capital losses (gains)	.3	(5.3)
Operating earnings	$5.8	$9.7

Operating earnings in 2011 declined compared to 2010 due primarily to lower net investment income and the run-off nature of this segment.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate future losses over their life (which is greater than 30 years); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 16 of Condensed Notes to Consolidated Financial Statements beginning on page 23.  Please refer to this note for additional information.

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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2011 and 2010 was as follows (pretax):

(Millions)	2011	2010
Reserve, beginning of period	$884.8	$789.2
Operating income	5.4	3.0
Net realized capital gains	12.5	16.1
Reserve, end of period	$902.7	$808.3

During the three months ended March 31, 2011, our discontinued products reflected net realized capital gains primarily attributable to gains from sales of debt securities and operating income.  We have evaluated the operating income in 2011 against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve is required at March 31, 2011.

INVESTMENTS

At March 31, 2011 and December 31, 2010 our investment portfolio consisted of the following:

	March 31,	December 31,
(Millions)	2011	2010
Debt and equity securities available for sale	$16,787.5	$16,961.6
Mortgage loans	1,540.2	1,509.8
Other investments	1,318.5	1,244.6
Total investments	$19,646.2	$19,716.0

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Investments supported the following products at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(Millions)	2011	2010
Experience-rated products	$1,646.6	$1,690.2
Discontinued products	3,698.7	3,712.3
Remaining products	14,300.9	14,313.5
Total investments	$19,646.2	$19,716.0

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant-directed withdrawals for the three months ended March 31, 2011 and 2010 were as follows:

(Millions)	2011	2010
Scheduled contract maturities and benefit payments (1)	$63.6	$65.6
Contract holder withdrawals other than scheduled contract maturities and benefit payments	.5	3.2
Participant-directed withdrawals	1.7	.5

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both March 31, 2011 and December 31, 2010, with approximately $4.5 billion at March 31, 2011 and $4.4 billion at December 31, 2010 rated AAA.  The debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.2 billion at both March 31, 2011 and December 31, 2010 (of which 20% and 17% at March 31, 2011 and December 31, 2010, respectively, supported our discontinued and experience-rated products).

At March 31, 2011 and December 31, 2010, we held approximately $675 million and $707 million, respectively, of municipal debt securities and $2 million on each date of structured product debt securities that were guaranteed by third parties, collectively representing approximately 3% and 4%, respectively, of our total investments.  These securities had an average credit quality rating of A+ at both March 31, 2011 and December 31, 2010 with the guarantee.  Without the guarantee, the average credit quality rating of the municipal debt securities was A at both March 31, 2011 and December 31, 2010.  The structured product debt securities without guarantees are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 2% of our debt and equity securities at both March 31, 2011 and December 31, 2010 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 13 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At March 31, 2011 and December 31, 2010, our debt and equity securities had net unrealized capital gains of $893 million and $985 million, respectively, of which $264 million and $301 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 8 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at March 31, 2011 and December 31, 2010.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary-impairments ("OTTI") of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2010 Annual Report for more information.

Net Realized Capital Gains and Losses
Net realized capital gains were $26 million ($40 million pretax) for the three months ended March 31, 2011, and $87 million ($77 million pretax) for the corresponding period in 2010.  Included in these amounts were $3 million and $14 million of OTTI losses on debt and equity securities for the three months ended March 31, 2011 and 2010, respectively.  We had no individual realized capital losses on debt or equity securities that materially impacted our operating results during the three months ended March 31, 2011 or 2010.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented 8% of our total invested assets at both March 31, 2011 and December 31, 2010.  There were no material impairment reserves on these loans at March 31, 2011 or December 31, 2010.  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements on page 8 for additional information on our mortgage loan portfolio.

Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities where appropriate.  We manage credit risk by seeking to maintain high average quality ratings and diversified sector exposure within our debt securities portfolio.  In connection with our investment and risk management objectives, we also use derivative financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  Our use of these derivatives is generally limited to hedging risk and has principally consisted of using interest rate swap agreements, forward contracts, futures contracts and credit default swaps.  Additionally, from time to time, we receive warrants from our vendors.  These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk.  However, when used for hedging, we expect these instruments to reduce overall risk.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices.  Based upon this analysis, there have been no material changes in our exposure to these risks since December 31, 2010.  Refer to the MD&A in our 2010 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, deposits and income received on investments and issuing commercial paper from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses, share repurchases and shareholder dividends.  We maintain a committed short-term borrowing capacity of $1.5 billion through our revolving credit facility.  During the first quarter of 2011, we also used our cash flows to acquire Medicity and repay maturing long-term debt.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2011 and 2010.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2011	2010
Cash flows from operating activities
Health Care and Group Insurance (including Corporate Financing)	$642.0	$901.1
Large Case Pensions	(69.8)	(63.8)
Net cash provided by operating activities	572.2	837.3

Cash flows from investing activities
Health Care and Group Insurance	(501.4)	(364.3)
Large Case Pensions	94.2	65.5
Net cash used for investing activities	(407.2)	(298.8)

Net cash used for financing activities	(588.2)	(171.7)
Net (decrease) increase in cash and cash equivalents	$(423.2)	$366.8

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $642 million for the three months ended March 31, 2011 and $901 million for the three months ended March 31, 2010.  The decrease for the three months ended March 31, 2011 compared with the corresponding period in 2010 is attributable to the timing of collection of pharmacy rebates and other receivables as well as the impact on claim payments of higher pended claim inventory levels in 2010.

During the three months ended March 31, 2011, we acquired Medicity for approximately $500 million using available resources and repaid the entire $450 million aggregate principal amount of our 7.875% senior notes due March 2011.

We also repurchased approximately 7 million shares of common stock and 7 million shares of common stock at a cost of approximately $250 million and $252 million during the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, the capacity remaining under our share repurchase program was approximately $485 million.  Refer to Note 12 of the Condensed Notes to Consolidated Financial Statements on page 19 for more information on our share repurchases.

On February 3, 2011, we moved to a quarterly dividend payment cycle and declared a cash dividend of $.15 per common share that will be paid on April 29, 2011 to shareholders of record at the close of business on April 14, 2011.  Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.  Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share.

Debt
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  The maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2011 was $260 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”).  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions. There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2011.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of shareholders’ equity plus total debt) was approximately 28% at March 31, 2011.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $66 million and $61 million for the three months ended March 31, 2011 and 2010, respectively.

Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 18 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 7, 2011, approximately .6 million performance stock units, 1.2 million market stock units and 1.0 million restricted stock units were granted to certain employees.  Refer to Note 12 of Condensed Notes to Consolidated Financial Statements on page 19 for additional information.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2010 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used and these estimates may not reflect the actual amounts of the final transactions that occur.

REGULATORY ENVIRONMENT

There were no material changes in the regulation of our business since December 31, 2010.  Refer to the "Regulatory Environment" section in our 2010 Annual Report for information on the regulation of our business.

FORWARD-LOOKING INFORMATION/RISK FACTORS

Certain information in this MD&A is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that are outside our control and could cause actual future results to differ materially from those statements.  You should not place undue reliance on forward-looking statements, and we disclaim any intention or obligation to update or revise forward-looking statements.  The "Forward-Looking Information/Risk Factors" section of our 2010 Annual Report contains a discussion of important risk factors related to our business.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have no material changes in exposures to market risk since December 31, 2010.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 35 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2011 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting, identified in connection with the evaluation of such control that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The information contained in Note 14 of Condensed Notes to Consolidated Financial Statements, beginning on page 20 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A above is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended March 31, 2011:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January 1, 2011 - January 31, 2011	-	$-	-	$735.2
February 1, 2011 - February 28, 2011	3.7	37.64	3.7	595.2
March 1, 2011 - March 31, 2011	3.0	36.70	3.0	485.2
Total	6.7	$37.22	6.7	N/A

On December 3, 2010, our Board of Directors (the “Board”) authorized a share repurchase program for the repurchase of up to $750 million of our common stock.  During the first quarter of 2011, we repurchased approximately 7 million shares of common stock at a cost of approximately $250 million (approximately $5 million of these repurchases were settled in early April).  At March 31, 2011, we had remaining authorization to repurchase an aggregate of up to approximately $485 million of common stock under that program.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contracts

10.1	Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision).**

10.2	Form of Aetna Inc. 2010 Stock Incentive Plan – Market Stock Unit Terms of Award. **

10.3	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award. **

10.4	Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, with retirement vesting). **

10.5	Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, without retirement vesting). **

10.6	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement. **

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 6 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 28, 2011 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: April 28, 2011	By /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts

10.1	Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision).	Electronic

10.2	Form of Aetna Inc. 2010 Stock Incentive Plan – Market Stock Unit Terms of Award.	Electronic

10.3	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award.	Electronic

10.4	Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, with retirement vesting).	Electronic

10.5	Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, without retirement vesting).	Electronic

10.6	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 28, 2011 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic