Form 10-Q
period 2011-06-30
AETNA INC /PA/
filed 2011-07-27
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

For the quarterly period ended June 30, 2011

or

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

There were 372.9 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at June 30, 2011.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 28), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Table of Contents	Page

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2011	2010	2011	2010
Revenue:
Health care premiums	$6,733.4	$6,915.2	$13,484.0	$13,810.3
Other premiums	451.8	460.5	897.1	935.2
Fees and other revenue (1)	896.5	873.0	1,796.1	1,772.8
Net investment income	241.3	253.7	493.9	528.9
Net realized capital gains	21.4	43.4	61.1	120.1
Total revenue	8,344.4	8,545.8	16,732.2	17,167.3
Benefits and expenses:
Health care costs (2)	5,366.8	5,658.6	10,714.8	11,349.6
Current and future benefits	477.7	480.7	963.2	1,007.7
Operating expenses:
Selling expenses	267.2	302.5	557.9	624.0
General and administrative expenses	1,324.5	1,255.6	2,597.3	2,451.3
Total operating expenses	1,591.7	1,558.1	3,155.2	3,075.3
Interest expense	61.5	60.7	127.6	121.6
Amortization of other acquired intangible assets	25.6	24.2	51.9	48.6
Total benefits and expenses	7,523.3	7,782.3	15,012.7	15,602.8
Income before income taxes	821.1	763.5	1,719.5	1,564.5
Income taxes:
Current	226.7	238.8	564.0	454.9
Deferred	57.7	33.7	32.8	56.0
Total income taxes	284.4	272.5	596.8	510.9
Net income	$536.7	$491.0	$1,122.7	$1,053.6
Earnings per common share:
Basic	$1.42	$1.16	$2.94	$2.47
Diluted	$1.39	$1.14	$2.88	$2.42

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $14.4 million and $30.0 million (net of pharmaceutical and processing costs of $311.6 million and $620.9 million) for the three and six months ended June 30, 2011, respectively, and $17.8 million and $38.2 million (net of pharmaceutical and processing costs of $349.1 million and $702.7 million) for the three and six months ended June 30, 2010, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $32.5 million and $69.6 million for the three and six months ended June 30, 2011, respectively, and $37.5 million and $77.5 million for the three and six months ended June 30, 2010, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
	At June 30,	At December 31,
(Millions)	2011	2010
Assets:
Current assets:
Cash and cash equivalents	$910.5	$1,867.6
Investments	2,077.3	2,169.7
Premiums receivable, net	918.2	661.9
Other receivables, net	811.8	692.6
Accrued investment income	204.6	203.4
Collateral received under securities loan agreements	38.1	210.6
Income taxes receivable	79.3	210.1
Deferred income taxes	349.4	327.0
Other current assets	686.5	651.3
Total current assets	6,075.7	6,994.2
Long-term investments	17,968.9	17,546.3
Reinsurance recoverables	943.2	960.1
Goodwill	5,983.0	5,146.4
Other acquired intangible assets, net	802.3	495.5
Property and equipment, net	535.4	529.3
Deferred income taxes	-	29.9
Other long-term assets	724.3	742.4
Separate Accounts assets	5,185.4	5,295.3
Total assets	$38,218.2	$37,739.4
Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,570.7	$2,630.9
Future policy benefits	712.0	728.4
Unpaid claims	582.9	593.3
Unearned premiums	368.2	318.7
Policyholders' funds	1,072.7	918.1
Collateral payable under securities loan agreements	38.1	210.8
Short-term debt	549.9	-
Current portion of long-term debt	-	899.9
Accrued expenses and other current liabilities	2,428.9	2,436.8
Total current liabilities	8,323.4	8,736.9
Future policy benefits	6,160.5	6,276.4
Unpaid claims	1,508.7	1,514.3
Policyholders' funds	1,313.0	1,316.6
Long-term debt, less current portion	3,976.5	3,482.6
Deferred income taxes	155.3	-
Other long-term liabilities	1,171.9	1,226.5
Separate Accounts liabilities	5,185.4	5,295.3
Total liabilities	27,794.7	27,848.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 372.9 million shares issued and outstanding in 2011; 2.7 billion shares authorized and 384.4 million shares issued and
outstanding in 2010) and additional paid-in capital	841.0	651.5
Retained earnings	10,676.0	10,401.9
Accumulated other comprehensive loss	(1,093.5)	(1,162.6)
Total shareholders' equity	10,423.5	9,890.8
Total liabilities and shareholders' equity	$38,218.2	$37,739.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Common
	Number of	Stock and		Accumulated
	Common	Additional		Other	Total
	Shares	Paid-in	Retained	Comprehensive	Shareholders'	Comprehensive
(Millions)	Outstanding	Capital	Earnings	Loss	Equity	Income
Six Months Ended June 30, 2011
Balance at December 31, 2010	384.4	$651.5	$10,401.9	$(1,162.6)	$9,890.8
Comprehensive income:
Net income	-	-	1,122.7	-	1,122.7	$1,122.7
Other comprehensive income (Note 8):
Net unrealized gains on securities	-	-	-	52.2	52.2
Net foreign currency and derivative losses	-	-	-	(2.3)	(2.3)
Pension and OPEB plans	-	-	-	19.2	19.2
Other comprehensive income	-	-	-	69.1	69.1	69.1
Total comprehensive income (Note 8):						$1,191.8
Common shares issued for benefit plans,
including tax benefits	6.4	189.7	-	-	189.7
Repurchases of common shares	(17.9)	(.2)	(734.8)	-	(735.0)
Dividend declared	-	-	(113.8)	-	(113.8)
Balance at June 30, 2011	372.9	$841.0	$10,676.0	$(1,093.5)	$10,423.5

Six Months Ended June 30, 2010
Balance at December 31, 2009	430.8	$470.1	$10,256.7	$(1,223.0)	$9,503.8
Comprehensive income:
Net income	-	-	1,053.6	-	1,053.6	$1,053.6
Other comprehensive income (Note 8):
Net unrealized gains on securities	-	-	-	165.7	165.7
Net foreign currency and derivative losses	-	-	-	(33.2)	(33.2)
Pension and OPEB plans	-	-	-	64.9	64.9
Other comprehensive income	-	-	-	197.4	197.4	197.4
Total comprehensive income						$1,251.0
Common shares issued for benefit plans,
including tax benefits	1.7	72.5	-	-	72.5
Repurchases of common shares	(15.1)	(.2)	(480.8)	-	(481.0)
Balance at June 30, 2010	417.4	$542.4	$10,829.5	$(1,025.6)	$10,346.3

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

   Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2011	2010
Cash flows from operating activities:
Net income	$1,122.7	$1,053.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(61.1)	(120.1)
Depreciation and amortization	214.9	206.3
Equity in earnings of affiliates, net	(24.5)	(9.7)
Stock-based compensation expense	74.7	57.3
Accretion of net investment discount	(2.6)	(14.4)
Changes in assets and liabilities:
Accrued investment income	(1.2)	(3.3)
Premiums due and other receivables	(313.0)	(219.5)
Income taxes	168.7	56.9
Other assets and other liabilities	(189.0)	27.2
Health care and insurance liabilities	(103.4)	(278.9)
Other, net	10.3	(.6)
Net cash provided by operating activities	896.5	754.8
Cash flows from investing activities:
Proceeds from sales and maturities of investments	4,947.1	5,475.1
Cost of investments	(5,046.5)	(5,356.3)
Additions to property, equipment and software	(137.1)	(144.5)
Cash used for acquisition, net of cash acquired	(1,098.2)	(.1)
Net cash used for investing activities	(1,334.7)	(25.8)
Cash flows from financing activities:
Net repayment of long-term debt	(900.0)	-
Net issuance of long-term debt	480.1	-
Net issuance (repayment) of short-term debt	549.8	(30.8)
Deposits and interest credited for investment contracts	2.6	3.1
Withdrawals of investment contracts	(5.3)	(5.8)
Common shares issued under benefit plans	96.6	9.3
Stock-based compensation tax benefits	15.3	3.1
Common shares repurchased	(701.0)	(466.5)
Dividends paid to shareholders	(57.0)	-
Collateral on interest rate swaps	-	(39.0)
Net cash used for financing activities	(518.9)	(526.6)
Net (decrease) increase in cash and cash equivalents	(957.1)	202.4
Cash and cash equivalents, beginning of period	1,867.6	1,203.6
Cash and cash equivalents, end of period	$910.5	$1,406.0
Supplemental cash flow information:
Interest paid	$136.4	$121.4
Income taxes paid	413.6	450.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefits management, dental and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk).  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer Medicare and Medicaid products and services and specialty products, such as health information exchange technology services, medical management and data analytics services, behavioral health plans and stop loss insurance, as well as products that provide access to our provider network in select geographies.

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 17 beginning on page 26 for additional information).

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

New Accounting Standards
Troubled Debt Restructurings
In April 2011, the Financial Accounting Standards Board (the “FASB”) released new accounting guidance and additional disclosure requirements relating to a creditor’s restructuring of receivables including mortgage loans.  The new guidance is effective beginning July 1, 2011.  Since we have no material problem, restructured or potential problem mortgage loans, we do not expect the adoption of this accounting guidance to have a material impact on our financial position or operating results.

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

Reconsideration of Effective Control for Repurchase Agreements
In April 2011, the FASB released new accounting guidance relating to repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before maturity.  The guidance prescribes when an entity may recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The new guidance is effective beginning January 1, 2012.  Since we treat these transactions as secured borrowings rather than sales, we do not expect the adoption of this accounting guidance to have a material impact on our financial position or operating results.

Fair Value Measurements
In May 2011, the FASB released new guidance relating to fair value measurements.  This new guidance amends and clarifies certain existing fair value measurement principles and requires additional disclosures for all Level 3 assets, including a qualitative discussion about the sensitivity of Level 3 fair value measurements.  The new requirements are effective beginning January 1, 2012 and are not expected to have a material impact on our financial position or operating results.

Presentations of Comprehensive Income
In June 2011, the FASB released new requirements for the presentation of other comprehensive income in financial statements.  The new requirements eliminate the option that previously existed to present other comprehensive income within the statement of shareholder’s equity and require the presentation of other comprehensive income in the statements of income or as a separate statement.  The new requirements are effective beginning January 1, 2012.

Fees Paid to the Federal Government by Health Insurers
In July 2011, the FASB released new accounting guidance relating to mandated fees to be paid to the federal government by health insurers.  The guidance prescribes how to recognize and classify these fees in the statement of income.  The new guidance is effective beginning January 1, 2014.

3.	Acquisitions

In June 2011, we entered into an agreement with Genworth Financial, Inc. (“Genworth”) to acquire Genworth’s Medicare Supplement business and related blocks of in-force business for approximately $290 million.  We expect to finance the acquisition using available resources.

In June 2011, we acquired Prodigy Health Group (“Prodigy”), a third party administrator of self-funded health care plans, for approximately $600 million using available resources.  We recorded goodwill related to this transaction of approximately $442 million, of which approximately $52 million will be tax deductible.  All of the goodwill related to this acquisition was assigned to our Health Care segment.  Refer to Note 6 on page 7 for additional information.

In January 2011, we acquired Medicity Inc. (“Medicity”), a health information exchange company, for approximately $500 million using available resources.  We recorded goodwill related to this transaction of approximately $394 million, a majority of which will not be tax deductible.  All of the goodwill related to this acquisition was assigned to our Health Care segment.  Refer to Note 6 on page 7 for additional information.

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

The computations of basic and diluted EPS for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2011	2010	2011	2010
Net income	$536.7	$491.0	$1,122.7	$1,053.6
Weighted average shares used to compute basic EPS	379.2	423.0	381.3	427.2
Dilutive effect of outstanding stock-based compensation awards (1)	8.1	7.2	7.9	7.7
Weighted average shares used to compute diluted EPS	387.3	430.2	389.2	434.9
Basic EPS	$1.42	$1.16	$2.94	$2.47
Diluted EPS	$1.39	$1.14	$2.88	$2.42

(1)
Stock based compensation awards are not included in the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period.  Approximately 12.6 million and 12.8 million stock appreciation rights (with exercise prices ranging from $41.92 to $59.76 and $36.87 to $59.76) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2011, respectively.  Stock options not included in the calculation of diluted EPS for the three and six months ended June 30, 2011 were not material.  Approximately 18.7 million and 18.8 million stock appreciation rights (with exercise prices ranging from $32.11 to $59.76), respectively, and 5.8 million stock options (with exercise prices ranging from $33.38 to $42.35) were not included in the calculation of diluted EPS for the three and six months ended June 30, 2010.

5.	Operating Expenses

For the three and six months ended June 30, 2011 and 2010, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Selling expenses	$267.2	$302.5	$557.9	$624.0
General and administrative expenses:
Salaries and related benefits	786.8	762.9	1,550.6	1,530.7
Other general and administrative expenses (1)	537.7	492.7	1,046.7	920.6
Total general and administrative expenses	1,324.5	1,255.6	2,597.3	2,451.3
Total operating expenses	$1,591.7	$1,558.1	$3,155.2	$3,075.3

(1)
Includes litigation-related insurance proceeds of $20.0 million and $90.0 million for the three and six months ended June 30, 2010, respectively.  Refer to the reconciliation of operating earnings to net income in Note 15 beginning on page 25 for additional information.

6.	Goodwill and Other Acquired Intangible Assets

The increase in goodwill for the six months ended June 30, 2011 and 2010 is as follows:

(Millions)	2011	2010
Balance, beginning of the period	$5,146.4	$ 5,146.2
Goodwill acquired:
Prodigy (1)	441.7	-
Medicity (1)	394.3	-
Other	.6	(.5)
Balance, end of the period (2)	$5,983.0	$ 5,145.7

(1)	Goodwill related to the acquisitions of Prodigy and Medicity is considered preliminary, pending the final allocation of the applicable purchase price.
(2)	At June 30, 2011 and 2010, $104 million of goodwill was assigned to the Group Insurance segment with the remaining balance assigned to the Health Care segment.

Other acquired intangible assets at June 30, 2011 and December 31, 2010 were comprised of the following:

			Accumulated		Amortization
(Millions)	Cost		Amortization	Net Balance	Period (Years)
June 30, 2011
Other acquired intangible assets:
Provider networks	$703.2		$413.8	$289.4	12-25	(1)
Customer lists	660.8	(2)	293.7	367.1	4-10	(1)
Technology	114.9	(2)	29.9	85.0	3-10
Other	19.9	(2)	16.5	3.4	2-15
Definite-lived trademarks	46.9	(2)	11.8	35.1	2-15
Indefinite-lived trademarks	22.3		-	22.3
Total other acquired intangible assets	$1,568.0		$765.7	$802.3

December 31, 2010
Other acquired intangible assets:
Provider networks	$703.2		$398.9	$304.3	12-25	(1)
Customer lists	420.4		262.6	157.8	4-10	(1)
Technology	25.3		25.0	.3	3-5
Other	17.1		16.8	.3	2-15
Definite-lived trademarks	21.0		10.5	10.5	2-15
Indefinite-lived trademarks	22.3		-	22.3
Total other acquired intangible assets	$1,209.3		$713.8	$495.5

(1)
The amortization period for our customer lists and provider networks includes an assumption of renewal or extension of these arrangements.  At June 30, 2011 and December 31, 2010, the periods prior to next renewal or extension for our provider networks primarily ranged from 1 to 3 years and the period prior to the next renewal or extension for our customer lists, excluding customer lists associated with Prodigy, is approximately one year.  At June 30, 2011, the period prior to the next renewal or extension for our customer lists associated with Prodigy primarily ranged from 2 to 3 years.  Any cost related to the renewal or extension of these contracts is expensed as incurred.

(2)
As a result of our acquisition of Medicity in 2011, we preliminarily assigned $79.6 million to technology, $50.4 million to customer lists, and $10.9 million to definite-lived trademarks.  As a result of our acquisition of Prodigy in 2011, we preliminarily assigned $190.0 million to customer lists, $15.0 million to definite-lived trademarks, $10.0 million to technology and $4.0 million to other.

We estimate annual pretax amortization for other acquired intangible assets for 2011 and over the next five years to be as follows:

(Millions)
2011	$114.1
2012	114.4
2013	105.2
2014	86.0
2015	70.7
2016	66.9

7.	Investments

Total investments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011				December 31, 2010
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,023.9	$15,126.4	$17,150.3	$2,111.9	$14,849.7	$16,961.6
Mortgage loans	51.2	1,525.1	1,576.3	55.2	1,454.6	1,509.8
Other investments	2.2	1,317.4	1,319.6	2.6	1,242.0	1,244.6
Total investments	$2,077.3	$17,968.9	$20,046.2	$2,169.7	$17,546.3	$19,716.0

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized		Fair
(Millions)	Cost	Gains	Losses		Value
June 30, 2011
Debt securities:
U.S. government securities	$1,340.8	$88.3	$(.7)		$1,428.4
States, municipalities and political subdivisions	2,474.4	97.1	(18.1)		2,553.4
U.S. corporate securities	6,450.4	533.8	(17.6)		6,966.6
Foreign securities	2,804.9	227.8	(14.2)		3,018.5
Residential mortgage-backed securities	1,046.5	56.0	(1.2)	(1)	1,101.3
Commercial mortgage-backed securities	1,318.1	102.1	(6.2)	(1)	1,414.0
Other asset-backed securities	428.3	17.9	(4.1)	(1)	442.1
Redeemable preferred securities	187.1	13.7	(9.0)		191.8
Total debt securities	16,050.5	1,136.7	(71.1)		17,116.1
Equity securities	35.1	5.2	(6.1)		34.2
Total debt and equity securities (2)	$16,085.6	$1,141.9	$(77.2)		$17,150.3

December 31, 2010
Debt securities:
U.S. government securities	$1,293.5	$80.8	$(.6)		$1,373.7
States, municipalities and political subdivisions	2,288.8	54.4	(46.9)		2,296.3
U.S. corporate securities	6,731.5	553.0	(21.9)		7,262.6
Foreign securities	2,667.4	231.1	(21.2)		2,877.3
Residential mortgage-backed securities	1,089.2	53.6	(2.8)	(1)	1,140.0
Commercial mortgage-backed securities	1,226.4	99.5	(13.7)	(1)	1,312.2
Other asset-backed securities	447.6	21.1	(4.8)	(1)	463.9
Redeemable preferred securities	196.7	12.3	(12.7)		196.3
Total debt securities	15,941.1	1,105.8	(124.6)		16,922.3
Equity securities	35.3	5.6	(1.6)		39.3
Total debt and equity securities (2)	$15,976.4	$1,111.4	$(126.2)		$16,961.6

(1)
At June 30, 2011 and December 31, 2010, we held securities for which we had recognized a credit-related impairment in the past.  For the six months ended June 30, 2011, we sold securities for which we previously recognized $10.3 million of non-credit related impairments, and in the six months ended June 30, 2010, we recognized $5.2 million, net, of non-credit-related impairments in other comprehensive loss related to these securities (as of June 30, 2011 and December 31, 2010, these securities had a net unrealized capital gain of $11.3 million and $3.9 million, respectively).

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 26 for additional information on our accounting for discontinued products).  At June 30, 2011, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $335.7 million and gross unrealized capital losses of $32.5 million and, at December 31, 2010, debt and equity securities with a fair value of $4.1 billion, gross unrealized capital gains of $339.5 million and gross unrealized capital losses of $38.1 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive loss.

The fair value of debt securities at June 30, 2011 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

Fair
(Millions)	Value
Due to mature:
Less than one year	$697.3
One year through five years	3,244.2
After five years through ten years	5,227.0
Greater than ten years	4,990.2
Residential mortgage-backed securities	1,101.3
Commercial mortgage-backed securities	1,414.0
Other asset-backed securities	442.1
Total	$17,116.1

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2011 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2011, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of 3.2 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At June 30, 2011, these securities had an average quality rating of AA+ and a weighted average duration of 3.9 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2011, these securities had an average quality rating of AA and a weighted average duration of 3.4 years.

Unrealized Capital Losses and Net Realized Capital Gains (Losses)
When a debt or equity security is in an unrealized capital loss position, we monitor the duration and severity of the loss to determine if sufficient market recovery can occur within a reasonable period of time.  We recognize an other-than-temporary impairment (“OTTI”) when we intend to sell a debt security that is in an unrealized capital loss position or if we determine a credit-related loss on a debt or equity security has occurred.

Summarized below are the debt and equity securities we held at June 30, 2011 and December 31, 2010 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
June 30, 2011
Debt securities:
U.S. government securities	$86.8	$.3	$14.4	$.4	$101.2	$.7
States, municipalities and political subdivisions	543.6	10.6	91.2	7.5	634.8	18.1
U.S. corporate securities	781.7	15.5	67.4	2.1	849.1	17.6
Foreign securities	395.7	8.5	34.2	5.7	429.9	14.2
Residential mortgage-backed securities	90.5	1.1	3.3	.1	93.8	1.2
Commercial mortgage-backed securities	135.4	1.8	41.2	4.4	176.6	6.2
Other asset-backed securities	60.1	.9	4.5	3.2	64.6	4.1
Redeemable preferred securities	40.0	.6	50.7	8.4	90.7	9.0
Total debt securities	2,133.8	39.3	306.9	31.8	2,440.7	71.1
Equity securities	17.0	5.8	10.9	.3	27.9	6.1
Total debt and equity securities (1)	$2,150.8	$45.1	$317.8	$32.1	$2,468.6	$77.2

December 31, 2010
Debt securities:
U.S. government securities	$8.4	$.2	$19.8	$.4	$28.2	$.6
States, municipalities and political subdivisions	964.9	37.6	82.7	9.3	1,047.6	46.9
U.S. corporate securities	665.8	17.0	210.2	4.9	876.0	21.9
Foreign securities	375.9	14.6	34.6	6.6	410.5	21.2
Residential mortgage-backed securites	103.7	2.6	6.6	.2	110.3	2.8
Commercial mortgage-backed securities	103.7	2.4	78.5	11.3	182.2	13.7
Other asset-backed securities	85.9	2.0	4.9	2.8	90.8	4.8
Redeemable preferred securities	4.5	-	94.3	12.7	98.8	12.7
Total debt securities	2,312.8	76.4	531.6	48.2	2,844.4	124.6
Equity securities	.5	-	9.5	1.6	10.0	1.6
Total debt and equity securities (1)	$2,313.3	$76.4	$541.1	$49.8	$2,854.4	$126.2

(1)
At June 30, 2011 and December 31, 2010, debt and equity securities in an unrealized capital loss position of $32.5 million and $38.1 million, respectively, and with related fair value of $669.3 million and $650.5 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At June 30, 2011, we did not have the intention to sell the debt securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2011 were as follows:

	Supporting discontinued		Supporting remaining
	and experience-rated products		products		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Millions)	Value	Losses	Value	Losses	Value	Losses
Due to mature:
Less than one year	$.7	$-	$72.8	$1.2	$73.5	$1.2
One year through five years	11.5	.1	98.1	.8	109.6	.9
After five years through ten years	190.7	3.2	578.2	8.8	768.9	12.0
Greater than ten years	364.5	21.5	789.2	24.0	1,153.7	45.5
Residential mortgage-backed securities	19.5	.3	74.3	.9	93.8	1.2
Commercial mortgage-backed securities	29.6	.9	147.0	5.3	176.6	6.2
Other asset-backed securities	25.1	.4	39.5	3.7	64.6	4.1
Total	$641.6	$26.4	$1,799.1	$44.7	$2,440.7	$71.1

Net realized capital gains for the three and six months ended June 30, 2011 and 2010, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
OTTI losses on debt securities	$(1.7)	$(3.5)	$(4.5)	$(23.7)
Portion of OTTI losses on debt securities recognized in other comprehensive income	-	.3	-	6.7
Net OTTI losses on debt securities recognized in earnings	(1.7)	(3.2)	(4.5)	(17.0)
Net realized capital gains, excluding OTTI losses on debt securities	23.1	46.6	65.6	137.1
Net realized capital gains	$21.4	$43.4	$61.1	$120.1

The net realized capital gains for the three and six months ended June 30, 2011 and 2010 were primarily attributable to the sale of debt securities, partially offset by losses from derivative transactions.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2011 and 2010 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Proceeds on sales	$1,577.5	$1,974.1	$3,091.9	$3,565.0
Gross realized capital gains	55.4	86.7	109.2	195.4
Gross realized capital losses	6.3	11.8	25.1	20.0

Mortgage loans
Our mortgage loans are collateralized by commercial real estate.  During the three and six months ended June 30, 2011 and 2010 we had the following activity in our mortgage loan portfolio:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
New mortgage loans	$52.8	$15.1	$128.5	$15.1
Mortgage loans fully repaid	4.7	38.8	39.2	53.1
Mortgage loans foreclosed	-	-	-	11.5

At June 30, 2011 and December 31, 2010, we had no material problem, restructured or potential problem mortgage loans.  We also had no material reserves on our mortgage loans at June 30, 2011 or December 31, 2010.

We assess our mortgage loans on a regular basis for credit impairments, and annually we assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  Most of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, borrower quality and deal structure.  Based upon our most recent assessment at June 30, 2011 and December 31, 2010, our mortgage loans were given the following ratings:

	June 30,	December 31,
(In millions, except credit ratings indicator)	2011	2010
1	$99.6	$99.4
2 to 4	1,349.4	1,301.5
5	94.8	86.1
6 and 7	32.5	22.8
Total	$1,576.3	$1,509.8

Variable Interest Entities
In determining whether to consolidate a variable interest entity ("VIE"), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate and hedge fund partnerships that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at June 30, 2011 and December 31, 2010 of approximately $169 million and $153 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.3 billion and $5.1 billion at June 30, 2011 and December 31, 2010, respectively.  The hedge fund partnerships had total assets of approximately $6.7 billion and $6.1 billion at June 30, 2011 and December 31, 2010, respectively.

Non-controlling Interests
Certain of our investment holdings are partially-owned by third parties.  At June 30, 2011 and December 31, 2010, $71 million and $74 million, respectively, of our investment holdings were owned by third parties.  The non-controlling entities’ share of these investments was included in accrued expenses and other current liabilities.  Net income attributable to these interests was $1 million and $3 million for the three and six months ended June 30, 2011, respectively, and $1 million for each of the three and six months ended June 30, 2010.  These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Debt securities	$212.1	$232.1	$423.4	$468.5
Mortgage loans	24.6	26.3	49.3	53.0
Other investments	11.8	2.5	35.9	21.1
Gross investment income	248.5	260.9	508.6	542.6
Less: investment expenses	(7.2)	(7.2)	(14.7)	(13.7)
Net investment income (1)	$241.3	$253.7	$493.9	$528.9

(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 26 for additional information on our accounting for discontinued products).  Net investment income includes $80.4 million and $167.0 million for the three and six months ended June 30, 2011, respectively, and $78.9 million and $168.4 million for the three and six months ended June 30, 2010, respectively, related to investments supporting our experience-rated and discontinued products.

8.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the six months ended June 30, 2011 and 2010:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total
	Securities		Foreign			Accumulated
			Currency	Unrecognized	Unrecognized	Other
	Previously		and	Net Actuarial	Prior Service	Comprehensive
(Millions)	Impaired (1)	All Other	Derivatives	Losses	Cost	(Loss) Income
Six months ended June 30, 2011
Balance at December 31, 2010	$75.1	$375.2	$(27.3)	$(1,614.0)	$28.4	$(1,162.6)
Net unrealized gains (losses) ($155.5 pretax)	2.1	102.7	(3.7)	-	-	101.1
Reclassification to earnings ($49.3 pretax)	(14.4)	(38.2)	1.4	20.5	(1.3)	(32.0)
Other comprehensive (loss) income	(12.3)	64.5	(2.3)	20.5	(1.3)	69.1
Balance at June 30, 2011	$62.8	$439.7	$(29.6)	$(1,593.5)	$27.1	$(1,093.5)

Six months ended June 30, 2010
Balance at December 31, 2009	$100.3	$235.7	$25.3	$(1,623.8)	$39.5	$(1,223.0)
Net unrealized gains (losses) ($449.4 pretax)	48.7	276.8	(33.4)	-	-	292.1
Reclassification to earnings ($72.8 pretax)	(77.4)	(82.4)	.2	66.8	(1.9)	(94.7)
Other comprehensive (loss) income	(28.7)	194.4	(33.2)	66.8	(1.9)	197.4
Balance at June 30, 2010	$71.6	$430.1	$(7.9)	$(1,557.0)	$37.6	$(1,025.6)

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2011 or December 31, 2010.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2011 or December 31, 2010.  The total fair value of our broker quoted securities was approximately $149 million at June 30, 2011 and $153 million at December 31, 2010.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at June 30, 2011 and December 31, 2010 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets:
Debt securities:
U.S. government securities	$1,099.3	$329.1	$-	$1,428.4
States, municipalities and political subdivisions	-	2,551.8	1.6	2,553.4
U.S. corporate securities	-	6,909.5	57.1	6,966.6
Foreign securities	-	2,968.4	50.1	3,018.5
Residential mortgage-backed securities	-	1,101.3	-	1,101.3
Commercial mortgage-backed securities	-	1,374.2	39.8	1,414.0
Other asset-backed securities	-	389.3	52.8	442.1
Redeemable preferred securities	-	173.3	18.5	191.8
Total debt securities	1,099.3	15,796.9	219.9	17,116.1
Equity securities	1.0	-	33.2	34.2
Derivatives	-	2.2	-	2.2
Total	$1,100.3	$15,799.1	$253.1	$17,152.5
Liabilities:
Derivatives	$-	$1.2	$-	$1.2

December 31, 2010
Assets:
Debt securities:
U.S. government securities	$1,081.0	$292.7	$-	$1,373.7
States, municipalities and political subdivisions	-	2,292.7	3.6	2,296.3
U.S. corporate securities	-	7,201.9	60.7	7,262.6
Foreign securities	-	2,822.4	54.9	2,877.3
Residential mortgage-backed securities	-	1,140.0	-	1,140.0
Commercial mortgage-backed securities	-	1,275.3	36.9	1,312.2
Other asset-backed securities	-	407.4	56.5	463.9
Redeemable preferred securities	-	178.5	17.8	196.3
Total debt securities	1,081.0	15,610.9	230.4	16,922.3
Equity securities	1.4	-	37.9	39.3
Derivatives	-	2.6	-	2.6
Total	$1,082.4	$15,613.5	$268.3	$16,964.2

Liabilities:
Derivatives	$-	$6.5	$-	$6.5

The change in the balance of Level 3 financial assets for the three and six months ended June 30, 2011 is as follows:

(Millions)	Foreign Securities	Commercial Mortgage-backed Securities	Equity Securities	Other	Total
Three Months Ended June 30, 2011
Beginning balance	$68.4	$43.2	$32.6	$138.5	$282.7
Net realized and unrealized capital gains (losses):
Included in earnings	1.0	.8	-	(1.0)	.8
Included in other comprehensive income	(.1)	.7	-	1.3	1.9
Other (1)	.6	(.1)	.6	(.1)	1.0
Purchases	2.7	-	-	.1	2.8
Sales	(12.9)	(3.7)	-	-	(16.6)
Settlements	(.6)	(1.1)	-	(8.8)	(10.5)
Transfers out of Level 3	(9.0)	-	-	-	(9.0)
Ending balance	$50.1	$39.8	$33.2	$130.0	$253.1
Amount of Level 3 net unrealized losses
included in net income	$-	$-	$-	$(.2)	$(.2)

(Millions)	Foreign Securities	Commercial Mortgage-backed Securities	Equity Securities	Other	Total
Six Months Ended June 30, 2011
Beginning balance	$54.9	$36.9	$37.9	$138.6	$268.3
Net realized and unrealized capital gains (losses):
Included in earnings	.8	1.5	-	(1.6)	.7
Included in other comprehensive income	(.5)	2.9	-	.4	2.8
Other (1)	.7	(.1)	(4.9)	-	(4.3)
Purchases	5.3	4.6	.2	10.6	20.7
Sales	(10.2)	(3.7)	-	(5.9)	(19.8)
Settlements	(.9)	(2.3)	-	(12.1)	(15.3)
Transfers into Level 3	-	-	-	-	-
Ending balance	$50.1	$39.8	$33.2	$130.0	$253.1
Amount of Level 3 net unrealized losses
included in net income	$-	$-	$-	$(.2)	$(.2)

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our operating results.

The change in the balance of Level 3 financial assets for the three and six months ended June 30, 2010 was as follows:

	Three Months Ended				Six Months Ended
	June 30, 2010				June 30, 2010
(Millions)	U.S. Corporate Securities	Foreign Securities	Other	Total	U.S. Corporate Securities	Foreign Securities	Other	Total
Beginning balance	$69.5	$237.4	$205.1	$512.0	$75.3	$199.0	$209.2	$483.5
Net realized and unrealized gains (losses):
Included in earnings	(.1)	2.7	2.1	4.7	(.3)	7.5	3.5	10.7
Included in other comprehensive income	1.6	(4.9)	3.4	.1	.1	(2.8)	12.3	9.6
Other (1)	.2	.3	(6.0)	(5.5)	(.1)	.8	(5.6)	(4.9)
Purchases, sales and maturities	20.5	(54.2)	(33.7)	(67.4)	11.4	(66.9)	(35.7)	(91.2)
Transfers out of Level 3	(6.6)	(130.4)	(1.8)	(138.8)	(1.3)	(86.7)	(14.6)	(102.6)
Ending balance	$85.1	$50.9	$169.1	$305.1	$85.1	$50.9	$169.1	$305.1
Amount of Level 3 net unrealized losses included in net income	$-	$(.9)	$-	$(.9)	$-	$(.9)	$(.2)	$(1.1)

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our operating results.

There were no transfers into Level 3 during the three and six months ended June 30, 2011 and 2010.

Financial Instruments Not Measured at Fair Value in our Balance Sheets
The following is a description of the valuation methodologies used for estimating the fair value of our financial assets and liabilities that are carried on our balance sheets at adjusted cost or contract value.

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

The carrying value and estimated fair value of certain of our financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Millions)	Value	Value	Value	Value
Assets:
Mortgage loans	$1,576.3	$1,625.7	$1,509.8	$1,526.1
Liabilities:
Investment contract liabilities:
With a fixed maturity	38.2	38.7	41.7	42.7
Without a fixed maturity	528.0	540.3	511.5	510.9
Long-term debt	3,976.5	4,363.6	4,382.5	4,728.9

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 15.  During the second quarter of 2010, Separate Accounts assets also included investments in real estate that were carried at fair value.  The following is a description of the valuation methodology used to price these investments, including the general classification pursuant to the valuation hierarchy.

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

Separate Accounts financial assets at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011				December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$1,120.8	$2,603.2	$39.0	$3,763.0	$1,059.7	$2,524.9	$56.0	$3,640.6
Equity securities	1,120.6	-	-	1,120.6	1,231.9	-	-	1,231.9
Derivatives	-	(1.4)	-	(1.4)	-	.2	-	.2
Total (1)	$2,241.4	$2,601.8	$39.0	$4,882.2	$2,291.6	$2,525.1	$56.0	$4,872.7

(1)	Excludes $303.2 million and $422.6 million of cash and cash equivalents and other receivables at June 30, 2011 and December 31, 2010, respectively.

The change in the balance of Level 3 Separate Accounts financial assets for the three and six months ended June 30, 2011 and 2010 was as follows:

	Debt Securities
	Three Months Ended	Six Months Ended
(Millions)	June 30, 2011	June 30, 2011
Beginning balance	$ 45.5	$ 56.0
Total losses accrued to contract holders	(5.4)	(15.6)
Purchases, sales and settlements	.4	(.9)
Transfers out of Level 3	(1.5)	(.5)
Ending balance	$ 39.0	$ 39.0

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
(Millions)	Debt Securities	Real Estate	Total	Debt Securities	Real Estate	Total
Beginning balance	$101.1	$70.3	$171.4	$97.3	$71.4	$168.7
Total (losses) gains accrued to contract holders	(15.7)	6.2	(9.5)	(30.4)	5.1	(25.3)
Purchases, sales and maturities	2.3	.2	2.5	21.2	.2	21.4
Transfers out of Level 3 (1)	-	(76.7)	(76.7)	(.4)	(76.7)	(77.1)
Ending balance	$87.7	$-	$87.7	$87.7	$-	$87.7

(1)	The transfers out of Level 3 for 2010 primarily represent real estate Separate Account assets that were transitioned out of our business.

10.	Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and six months ended June 30, 2011 and 2010 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Operating component:
Service cost	$-	$15.4	$-	$30.7	$-	$-	$.1	$.1
Amortization of prior service cost	(.1)	(.6)	(.2)	(1.1)	(.8)	(.9)	(1.8)	(1.8)
Total operating component (1)	(.1)	14.8	(.2)	29.6	(.8)	(.9)	(1.7)	(1.7)

Financing component:
Interest cost	78.1	76.7	156.2	153.3	4.1	4.4	8.3	8.9
Expected return on plan assets	(95.9)	(88.2)	(191.9)	(176.5)	(.9)	(.9)	(1.8)	(1.8)
Recognized net actuarial losses	14.6	50.2	29.2	100.5	1.2	1.2	2.4	2.3
Total financing component (1)	(3.2)	38.7	(6.5)	77.3	4.4	4.7	8.9	9.4
Net periodic benefit (income) cost	$(3.3)	$53.5	$(6.7)	$106.9	$3.6	$3.8	$7.2	$7.7

(1)
The operating component of this expense is allocated to our business segments and the financing component is allocated to our Corporate Financing segment.  Our Corporate Financing segment is not a business segment but is added to our business segments to reconcile to our consolidated results.  Refer to Note 15 beginning on page 25 for additional information on our business segments.

Effective December 31, 2010, our employees no longer earn future pension service credits in our tax-qualified defined benefit pension plan (the “Aetna Pension Plan”).  The Aetna Pension Plan will continue to operate and account balances will continue to earn annual interest credits.  The decrease in our pension cost for the three and six months ended June 30, 2011 compared to the corresponding periods in 2010 was caused by this freezing of the Aetna Pension Plan.

11.	Debt

The carrying value of our long-term debt at June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
(Millions)	2011	2010
Senior notes, 5.75%, due 2011 (1)	$-	$450.0
Senior notes, 7.875%, due 2011 (1)	-	449.9
Senior notes, 6.0%, due 2016	747.8	747.6
Senior notes, 6.5%, due 2018	499.0	498.9
Senior notes, 3.95%, due 2020	742.1	741.7
Senior notes, 4.125%, due 2021	493.1	-
Senior notes, 6.625%, due 2036	798.7	798.7
Senior notes, 6.75%, due 2037	695.8	695.7
Total long-term debt	3,976.5	4,382.5
Less current portion of long-term debt	-	899.9	(2)
Total long-term debt, less current portion	$3,976.5	$3,482.6

(1)	The 5.75% senior notes due June 2011 were repaid in June 2011. The 7.875% senior notes due March 2011 were repaid in March 2011.
(2)	At December 31, 2010, the 7.875% senior notes due March 2011 and the 5.75% senior notes due June 2011 were classified as current in the accompanying consolidated balance sheet.

In May 2011, we issued $500 million of 4.125% senior notes due 2021 (the “2011 senior notes”) in anticipation of the  scheduled maturity of our 5.75% senior notes due June 2011.  In the first half of 2011, prior to issuing the 2011 senior notes, we entered into two interest rate swaps with an aggregate notional value of $250 million and designated those interest rate swaps as a hedge against interest rate exposure related to the forecast issuance of that fixed-rate debt.  We terminated the swaps prior to issuing the 2011 senior notes and upon termination of the swaps, paid $9 million to the swap counterparty.  The related $9 million loss is recorded in other comprehensive income and is being amortized as an increase to interest expense over the life of the 2011 senior notes.

At June 30, 2011, we had approximately $550 million of commercial paper outstanding with a weighted average interest rate of .31%.  As of December 31, 2010, we did not have any commercial paper outstanding.

At June 30, 2011, we had an unsecured $1.5 billion revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013.  The Facility provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .045% to .175% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .06% at June 30, 2011.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30, 2011.  There were no amounts outstanding under the Facility at any time during the three or six months ended June 30, 2011.

12.	Capital Stock

On December 3, 2010 and May 20, 2011, our Board of Directors (our “Board”) authorized two share repurchase programs.  Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the six months ended June 30, 2011, we repurchased approximately 18 million shares of common stock at a cost of approximately $735 million (approximately $34 million of these repurchases were settled in early July).  At June 30, 2011, we had remaining authorization to repurchase an aggregate of up to approximately $750 million of common stock under the December 3, 2010 and May 20, 2011 programs.

In February 2011, we announced that our Board increased our cash dividend to shareholders to $.15 per share and moved us to a quarterly dividend payment cycle.  Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share.

During the six months ended June 30, 2011 our Board declared the following cash dividends:

	Dividend Amount	Stockholders of	Date Paid/	Total Dividends
Date Declared	Per Share	Record Date	To be Paid	(Millions)
February 3, 2011	$.15	April 14, 2011	April 29, 2011	$57.0
May 20, 2011	.15	July 14, 2011	July 29, 2011	56.8

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

13.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at June 30, 2011, the amount of dividends that may be paid to the Company through the end of 2011 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.1 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.  In the second quarter of 2011, our insurance and HMO subsidiaries paid approximately $500 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $7.1 billion and $6.2 billion at June 30, 2011 and December 31, 2010, respectively.

14.	Commitments and Contingencies

Guaranty Fund Assessments
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers.  Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered as offsets to premium taxes.  Some states have similar laws relating to HMOs.  The Pennsylvania Insurance Commissioner has placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation.  We cannot predict when a decision will be made, although we believe it is likely that the state court will rule within the next twelve months.  If Penn Treaty is declared insolvent and placed in liquidation, we and other insurers likely would be assessed over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders.  We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict when the state court will render a decision, the amount of the insolvency, if any, the amount and timing of associated guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets.  It is reasonably possible that in future reporting periods we may record a liability and expense relating to Penn Treaty or other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows.  While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future recovery of these assessments as regulatory actions may limit future offsets.

Litigation and Regulatory Proceedings
Out-of-Network Benefit Proceedings
We are named as a defendant in several purported class actions and individual lawsuits arising out of our practices related to the payment of claims for services rendered to our members by health care providers with whom we do not have a contract (“out-of-network providers”).   Among other things, these lawsuits allege that we paid too little to our health plan members and/or providers for these services, among other reasons, because of our use of data provided by Ingenix, Inc., a subsidiary of one of our competitors (“Ingenix”). Other major health insurers are the subject of similar litigation or have settled similar litigation.

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

The first class action case was commenced on July 30, 2007.  The federal Judicial Panel on Multi-District Litigation (the “MDL Panel”) has consolidated these class action cases in the U.S. District Court for the District of New Jersey (the “New Jersey District Court”) under the caption In re: Aetna UCR Litigation, MDL No. 2020 (“MDL 2020”).   In addition, the MDL Panel has transferred the individual lawsuits to MDL 2020.  On May 9, 2011, the New Jersey District Court dismissed the physician plaintiffs from MDL 2020 without prejudice.  The New Jersey District Court’s action followed a ruling by the United States District Court for the Southern District of Florida (the “Florida District Court”) that the physician plaintiffs were enjoined from participating in MDL 2020 due to a prior settlement and release.  The physician plaintiffs have attempted to appeal the Florida District Court’s ruling to the United States Court of Appeals for the Eleventh Circuit.

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

CMS Actions
On June 13, 2011, the Centers for Medicare & Medicaid Services (“CMS”) lifted the intermediate sanctions it had previously imposed on us that required us to suspend the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan (“PDP”) contracts.  The sanctions related to our compliance with certain Medicare Part D requirements.  We have resumed marketing our Medicare Advantage and PDP products and are enrolling beneficiaries with effective dates on and after July 1, 2011.  CMS still is not assigning any new low income subsidy members to our PDPs at this time.  However, low income subsidy members can make their own choice to enroll in Aetna products during the upcoming annual enrollment period.  As a result of these sanctions, our 2011 Medicare membership and operating results have been adversely affected because we did not participate in the 2010 open enrollment for individual 2011 Medicare plans, which occurred between November 15,

2010 and December 31, 2010.  We continue to cooperate fully with CMS to address residual matters identified in connection with the sanction review.

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

We believe that the Office of the Inspector General (the “OIG”) also is auditing risk adjustment data, and we expect CMS and the OIG to continue auditing risk adjustment data for the 2007 contract year and beyond.  Aetna and other Medicare Advantage organizations have provided comments to CMS in response to CMS’s December 2010 proposed RADV sampling and payment error calculation methodology by which CMS proposes to calculate and extrapolate RADV audit payment error rates for, and determine premium refunds payable by, Medicare Advantage plans.  Our concerns with CMS’s proposed methodology include the fact that the proposed methodology does not take into account the “error rate” in the original Medicare fee-for-service data that was used to develop the risk adjustment system and that retroactive audit and payment adjustments undermine the actuarial soundness of Medicare Advantage bids.  CMS has indicated that it may make retroactive contract-level premium payment adjustments based on the results of these RADV audits, which could occur as early as 2011.  CMS’s premium adjustments could be implemented prior to our, or other Medicare Advantage plans, having an opportunity to appeal the audit or payment error calculation results or methodology.  We are unable to predict the ultimate outcome of CMS’s final RADV audit methodology, other audits for the 2007 contract year or subsequent contract years, the amounts of any retroactive refunds of, or prospective adjustments to, premium payments made to us, or whether any audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years.  Any premium refunds or adjustments resulting from regulatory audits, including those resulting from CMS’s selection of its final RADV audit methodology, whether as a result of RADV or other audits by CMS or OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

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

In addition, our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, CMS, various state insurance and health care regulatory authorities, state attorneys general, the Center for Consumer Information and Insurance Oversight, the Office of the Inspector General, the Office of Personnel Management, committees, subcommittees and members of the U.S. Congress, the U.S. Department of Justice, U.S. attorneys and other state and federal governmental authorities.  These government actions include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our current and past business practices, including our overall claims processing and payment practices, our business practices with respect to our small group products, student health products or individual customers (such as market withdrawals, rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”  There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, complaint and grievance processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).  As a leading national health and related benefits company, we regularly are the subject of such government actions.  These government actions may prevent or delay us from implementing planned premium rate increases and may result, and have resulted, in restrictions on our business, changes to or clarifications of our business practices, retroactive adjustments to premiums, refunds or other payments to members, beneficiaries or states, assessments of damages, civil or criminal fines or penalties, or other sanctions, including the possible loss of licensure or suspension or exclusion from participation in government programs, such as the intermediate sanctions previously imposed on us by CMS that are described above under “CMS Actions.”

Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties or punitive damages that are discretionary in amount, involve a large number of claimants or regulatory authorities, represent a change in regulatory policy, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices.  In addition, because most legal proceedings are resolved over long periods of time, potential losses are subject to change due to, among other things, new developments, changes in litigation strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us.  Except as specifically noted above under “CMS Actions” with respect to the two ongoing RADV audits for the 2007 contract year, we are currently unable to predict the ultimate outcome of, or reasonably estimate the losses or a range of losses resulting from, the matters described above, and it is reasonably possible that their outcome could be material to us.

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

Summarized financial information of our segments for the three and six months ended June 30, 2011 and 2010 was as follows:

	Health	Group	Large Case	Corporate	Total
(Millions)	Care	Insurance	Pensions	Financing	Company
Three months ended June 30, 2011
Revenue from external customers	$7,602.6	$431.2	$47.9	$-	$8,081.7
Operating earnings (loss) (1)	512.9	44.4	6.2	(40.7)	522.8
Three months ended June 30, 2010
Revenue from external customers	$7,759.4	$450.4	$38.9	$-	$8,248.7
Operating earnings (loss) (1)	467.4	44.4	6.1	(67.7)	450.2
Six months ended June 30, 2011
Revenue from external customers	$15,223.2	$861.5	$92.5	$-	$16,177.2
Operating earnings (loss) (1)	1,068.2	87.3	12.0	(84.5)	1,083.0
Six months ended June 30, 2010
Revenue from external customers	$15,524.8	$909.3	$84.2	$-	$16,518.3
Operating earnings (loss) (1)	927.5	72.9	15.8	(135.4)	880.8

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other item described in the reconciliation on page 26.

A reconciliation of operating earnings to net income for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Operating earnings	$522.8	$450.2	$1,083.0	$880.8
Litigation-related insurance proceeds (1)	-	13.0	-	58.5
Net realized capital gains	13.9	27.8	39.7	114.3
Net income	$536.7	$491.0	$1,122.7	$1,053.6

(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we recorded litigation-related insurance proceeds of $13.0 million ($20.0 million pretax) and $58.5 million ($90.0 million pretax), respectively, for the three and six months ended June 30, 2010, respectively, from our liability insurers related to certain litigation we settled in 2003.  We excluded this item and net realized capital gains from our operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance.

16.	Reinsurance

In April 2011, we entered into  three-year reinsurance agreements with Vitality Re II Limited, an unrelated insurer.  These agreements allow us to reduce our required statutory capital and provide an aggregate of $150 million of collateralized excess of loss reinsurance coverage on a portion of Aetna’s group Commercial Insured Health Care business.

17.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs and less than 5 years for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.  Because we projected anticipated cash shortfalls in our discontinued products, at the time of discontinuance we established a receivable from Large Case Pensions’ continuing products (which is eliminated in consolidation).

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expectation of future losses remains consistent with prior projections, the results of the discontinued products are applied to the reserve and do not affect net income.  However, if actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  The current reserve reflects management’s best estimate of anticipated future losses.  The reserve for anticipated future losses is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2011 and 2010 was as follows (pretax):

(Millions)	2011	2010
Reserve, beginning of period	$884.8	$789.2
Operating income (loss)	1.5	(7.4)
Net realized capital gains	19.7	66.9
Reserve, end of period	$906.0	$848.7

During the six months ended June 30, 2011, our discontinued products reflected net realized capital gains primarily attributable to gains from the sale of debt securities partially offset by losses from derivative transactions. We evaluated the operating income in 2011 against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve is required at June 30, 2011.

Assets and liabilities supporting discontinued products at June 30, 2011 and December 31, 2010 were as follows: (1)

(Millions)	2011	2010
Assets:
Debt and equity securities available for sale	$2,543.3	$2,610.3
Mortgage loans	466.3	498.8
Other investments	658.7	603.2
Total investments	3,668.3	3,712.3
Other assets	82.7	90.4
Collateral received under securities loan agreements	13.7	35.1
Current and deferred income taxes	36.1	20.7
Receivable from continuing products (2)	507.5	492.4
Total assets	$4,308.3	$4,350.9

Liabilities:
Future policy benefits	$3,080.0	$3,162.2
Policyholders' funds	9.1	10.2
Reserve for anticipated future losses on discontinued products	906.0	884.8
Collateral payable under securities loan agreements	13.7	35.1
Other liabilities (3)	299.5	258.6
Total liabilities	$4,308.3	$4,350.9

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.
(2)	The receivable from continuing products is eliminated in consolidation.
(3)	Net unrealized capital gains on the available-for-sale debt securities are included in other liabilities and are not reflected in consolidated shareholders’ equity.

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $105 million and $209 million for the three and six months ended June 30, 2011, respectively, and $107 million and $214 million for the three and six months ended June 30, 2010, respectively.  There were no participant-directed withdrawals of our discontinued products during each of the three and six months ended June 30, 2011 or 2010.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

18.	Subsequent Event

In July 2011, we entered into an agreement to acquire PayFlex Holdings, Inc., one of the nation’s largest independent account-based health plan administrators, for approximately $202 million.  We expect to finance this transaction using available resources.

In July 2011, we offered a Voluntary Early Retirement Program to eligible employees.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:

We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2011, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
July 27, 2011

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

The following MD&A provides a review of our financial condition at June 30, 2011 and December 31, 2010 and operating results for the three and six months ended June 30, 2011 and 2010.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2010 Annual Report on Form 10-K (the “2010 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Revenue:
Health Care	$7,706.4	$7,886.7	$15,449.8	$15,805.3
Group Insurance	503.9	526.5	1,014.8	1,082.6
Large Case Pensions	134.1	132.6	267.6	279.4
Total revenue	8,344.4	8,545.8	16,732.2	17,167.3
Net income	536.7	491.0	1,122.7	1,053.6
Operating earnings: (1)
Health Care	512.9	467.4	1,068.2	927.5
Group Insurance	44.4	44.4	87.3	72.9
Large Case Pensions	6.2	6.1	12.0	15.8
Cash flows from operations			896.5	754.8

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to “Segment Results and Use of Non-GAAP Measures” in this document beginning on page 31 for a discussion of non-GAAP measures.  Refer to pages 32, 35 and 36 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

The total of our business segment operating earnings improved for the three and six months ended June 30, 2011 when compared to the corresponding periods in 2010 primarily due to higher Commercial underwriting margins in the Health Care segment, partially offset by the effect of lower Commercial Insured membership in 2011.  Our underwriting margins reflect approximately $188 million pretax and $199 million pretax of favorable development of prior period health care cost estimates for the three months ended June 30, 2011 and 2010, respectively.

Total revenue in our Health Care segment declined during the three and six months ended June 30, 2011 when compared to the corresponding periods in 2010 primarily as a result of lower Commercial Insured membership in 2011 as well as a decline due to changes in the customer market, product and geographic mix of business partially offset by premium rate increases.

At June 30, 2011, we served approximately 18.2 million medical members (consisting of approximately 31% Insured members and 69% ASC members), 13.8 million dental members and 8.8 million pharmacy benefit management services members.  Membership at June 30, 2011 included approximately 523 thousand, 392 thousand and 292 thousand medical, dental and pharmacy benefit management services members, respectively, from the Prodigy Health

Group ("Prodigy") acquisition on June 28, 2011.  At June 30, 2010, we served approximately 18.6 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.9 million dental members and 9.7 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2011 and 2010, generating $1.0 billion and $890 million of cash flows from operations in our Health Care and Group Insurance businesses during the six months ended June 30, 2011 and 2010, respectively.  During 2011, these cash flows funded ordinary course operating activities, two acquisitions at an aggregate purchase price of $1.1 billion, and the repayment of the entire $450 million aggregate principal amount of our 7.875% senior notes due March 2011.  Additionally, we repurchased approximately 18 million and 15 million shares of common stock under our share repurchase programs at a cost of approximately $735 million and $481 million during the six months ended June 30, 2011 and 2010, respectively.  Refer to “Liquidity and Capital Resources” beginning on page 39 and Note 11 of Condensed Notes to Consolidated Financial Statements on page 21 for additional information.

During 2011, we issued $500 million aggregate principal amount of 4.125% senior notes due in 2021 and used the majority of the proceeds to repay the $450 million aggregate principal amount of our 5.75% senior notes due June 2011.  Refer to “Liquidity and Capital Resources” beginning on page 39 and Note 11 of Condensed Notes to Consolidated Financial Statements on page 21 for additional information.

Acquisitions
PayFlex Holdings, Inc.
In July 2011, we entered into an agreement to acquire PayFlex Holdings, Inc., one of the nation’s largest independent account-based health plan administrators, for approximately $202 million.  We expect to finance this transaction using available resources.

Genworth Financial Inc.’s Medicare Supplement Business and Related Blocks of In-Force Business
In June 2011, we entered into an agreement with Genworth Financial, Inc. (“Genworth”) to acquire Genworth’s Medicare Supplement business and related blocks of in-force business for approximately $290 million.  We expect to finance this transaction using available resources.

Prodigy Health Group
In June 2011, we acquired Prodigy, a third party administrator of self-funded health care plans, for approximately $600 million using available resources.

Medicity Inc.
In January 2011, we acquired Medicity Inc. (“Medicity”), a health information exchange company, for approximately $500 million using available resources.

Refer to Note 3 and Note 18 of Condensed Notes to Consolidated Financial Statements beginning on pages 6 and 27, respectively, for additional information.

Voluntary Early Retirement Program
In July 2011, we offered a Voluntary Early Retirement Program (the “Program”) to eligible employees.  The Company expects to incur a one-time charge associated with the Program during the third quarter of 2011.

Medicare Update
On June 13, 2011, the Centers for Medicare & Medicaid Services (“CMS”) lifted the intermediate sanctions it had previously imposed on us that required us to suspend the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan (“PDP”) contracts.  The sanctions related to our compliance with certain Medicare Part D requirements.  We have resumed marketing our Medicare Advantage and PDP products and are enrolling beneficiaries with effective dates on and after July 1, 2011.  CMS still is not assigning any new low income subsidy members to our PDPs at this time.  However, low income subsidy members can make their own choice to enroll in Aetna products during the upcoming annual enrollment period.  As a result of these sanctions, our 2011 Medicare membership and operating results have been adversely affected because we did not participate in the 2010 open enrollment for individual 2011 Medicare plans, which occurred between November 15,

2010 and December 31, 2010.  We continue to cooperate fully with CMS to address residual matters identified in connection with the sanction review.

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

Components of the legislation will be phased in over the next seven years.  We are and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state-level health care reform.  While the federal government has begun to issue regulations implementing Health Care Reform, many significant parts of the legislation, including health insurance exchanges and the implementation of minimum medical loss ratios (“MLRs”), require further guidance and clarification both at the federal level and in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years.  Pending efforts in the U.S. Congress to repeal, amend or restrict funding for various aspects of Health Care Reform and pending litigation challenging the constitutionality of Health Care Reform create additional uncertainty about the ultimate impact of the legislation.

For additional information on Health Care Reform, refer to "Regulatory Environment" and "Forward-Looking Information/Risk Factors" beginning on page 41 and “MD&A - Overview – Health Care Reform Legislation”, “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2010 Annual Report.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 25.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).  Effective December 31, 2010, our employees no longer earn future pension service credits in our tax-qualified defined benefit pension plan (the “Aetna Pension Plan”).  The Aetna Pension Plan will continue to operate and account balances will continue to earn annual interest credits.  The decrease in our pension cost for the three and six months ended June 30, 2011 compared to the corresponding periods in 2010 was caused by this freezing of the Aetna Pension Plan.  We expect our future pension expense to continue to be lower than 2010.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 20.

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

Operating Summary for the Three and Six Months Ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Premiums:
Commercial	$5,031.4	$5,148.4	$10,045.0	$10,291.8
Medicare	1,358.3	1,507.2	2,767.1	3,026.5
Medicaid	343.7	259.6	671.9	492.0
Total premiums	6,733.4	6,915.2	13,484.0	13,810.3
Fees and other revenue	869.2	844.2	1,739.2	1,714.5
Net investment income	88.8	104.9	177.9	212.7
Net realized capital gains	15.0	22.4	48.7	67.8
Total revenue	7,706.4	7,886.7	15,449.8	15,805.3
Health care costs	5,366.8	5,658.6	10,714.8	11,349.6
Operating expenses:
Selling expenses	250.9	282.8	522.4	581.0
General and administrative expenses	1,253.8	1,144.1	2,458.3	2,227.5
Total operating expenses	1,504.7	1,426.9	2,980.7	2,808.5
Amortization of other acquired intangible assets	24.5	22.5	49.1	45.2
Total benefits and expenses	6,896.0	7,108.0	13,744.6	14,203.3
Income before income taxes	810.4	778.7	1,705.2	1,602.0
Income taxes	287.8	284.1	605.4	545.5
Net income	$522.6	$494.6	$1,099.8	$1,056.5

The table presented below reconciles net income to operating earnings for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Net income	$522.6	$494.6	$1,099.8	$1,056.5
Litigation-related insurance proceeds (1)	-	(13.0)	-	(58.5)
Net realized capital gains	(9.7)	(14.2)	(31.6)	(70.5)
Operating earnings	$512.9	$467.4	$1,068.2	$927.5

(1)
Following a Pennsylvania Supreme Court ruling in June 2009, we recorded litigation-related insurance proceeds of $13.0 million ($20.0 million pretax) and $58.5 million ($90.0 million pretax) for the three and six months ended June 30, 2010, respectively.  We excluded this item and net realized capital gains from our operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance.

Operating earnings for the three and six months ended June 30, 2011 were higher than the corresponding periods in 2010, primarily due to higher Commercial underwriting margins from improved underlying performance, partially offset by the effect of lower Commercial Insured membership in 2011.  Included in these amounts are approximately

$121 million ($188 million pretax) and $128 million ($199 million pretax) of favorable development of prior period health care costs estimates for the three months ended June 30, 2011 and 2010, respectively.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three and six months ended June 30, 2011 and 2010, our MBRs by product were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Commercial	77.9%	80.1%	77.4%	80.6%
Medicare	84.6%	86.4%	84.8%	86.7%
Medicaid	87.2%	89.2%	87.8%	87.6%
Total	79.7%	81.8%	79.5%	82.2%

Refer to our discussion of Commercial and Medicare results below for an explanation of the changes in our MBRs.

Commercial results reflect higher underwriting margins and lower Insured membership in 2011 compared to 2010.
Commercial premiums decreased approximately $117 million and $247 million for the three and six months ended June 30, 2011, respectively, when compared to the corresponding periods in 2010, primarily due to lower Commercial Insured membership in 2011 as well as a decline due to changes in the customer market, product and geographic mix of business, partially offset by premium rate increases.

Our Commercial MBRs were 77.9% and 77.4% for the three and six months ended June 30, 2011, respectively, compared to 80.1% and 80.6% for the corresponding periods in 2010.  Included in these amounts were approximately $167 million and $160 million of favorable development of prior period health care cost estimates for the three months ended June 30, 2011 and 2010, respectively.  The favorable development of prior-period Commercial health care cost estimates for the three months ended June 30, 2011 was primarily caused by first quarter 2011 medical cost trend emerging favorably due to lower than projected utilization of medical services.  The favorable development in the three months ended June 30, 2010 was primarily from health care costs incurred in the first quarter of 2010 and a result of flu costs and utilization of medical services that were lower than we anticipated in our first quarter 2010 reserve estimates including the impact of severe weather in the Northeast on utilization of medical services.  Excluding this development, the Commercial MBR remains lower in 2011 than 2010, reflecting a percentage increase in our per member health care premiums that exceeded the percentage increase in per member health care costs.  Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2010 Annual Report for a discussion of Health Care Costs Payable at December 31, 2010.

Medicare results for the three and six months ended June 30, 2011 reflect a decline in membership from the corresponding periods in 2010.
Medicare premiums decreased approximately $149 million and $259 million for the three and six months ended June 30, 2011, respectively, when compared to the corresponding periods in 2010, primarily attributable to a decrease in Medicare membership in 2011 due to the intermediate sanctions imposed on us by CMS, which did not allow us to participate in the 2010 open enrollment for individual 2011 Medicare plans.

Our Medicare MBRs were 84.6% and 84.8% for the three and six months ended June 30, 2011, respectively, compared to 86.4% and 86.7% for the corresponding periods in 2010.  Included in these amounts were approximately $18 million and $33 million of favorable development of prior period Medicare health care cost estimates for the three months ended June 30, 2011 and 2010, respectively.  Excluding this development, the Medicare MBR remains lower in 2011 than 2010, primarily reflecting changes in mix of business and lower than projected utilization of medical services.

Other Sources of Revenue
Health Care fees and other revenue for the three and six months ended June 30, 2011 increased $25 million compared to the corresponding periods in 2010 partially as a result of increased pharmacy revenues from our new relationship with CVS Caremark Corporation partially offset by membership related volume decreases.

Net realized capital gains for the three and six months ended June 30, 2011 decreased by approximately $7 million and $19 million when compared to the corresponding periods in 2010.  These decreases primarily reflect lower net gains from the sale of debt securities partially offset by lower losses from derivative transactions in 2011.

Membership
Health Care’s membership at June 30, 2011 and 2010 was as follows:

	2011			2010
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,784	11,810	16,594	5,133	11,887	17,020
Medicare	405	-	405	451	-	451
Medicaid	403	839	1,242	343	788	1,131
Total Medical Membership	5,592	12,649	18,241	5,927	12,675	18,602

Consumer-Directed Health Plans (1)			2,405			2,221

Dental:
Commercial	4,744	7,437	12,181	5,016	7,293	12,309
Medicare and Medicaid	167	468	635	155	450	605
Network Access (2)	-	970	970	-	998	998
Total Dental Membership	4,911	8,875	13,786	5,171	8,741	13,912

Pharmacy:
Commercial			8,131			8,796
Medicare PDP (stand-alone)			432			637
Medicare Advantage PDP			188			234
Medicaid			27			30
Total Pharmacy Benefit Management Services			8,778			9,697

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.
(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.

Total medical membership at June 30, 2011 decreased compared to June 30, 2010, reflecting a reduction in Commercial membership due primarily to lapsed customers exceeding new sales and in-group attrition as well as lower Medicare enrollment primarily due to CMS sanctions that was partially offset by approximately 523 thousand ASC members added by the Prodigy acquisition on June 28, 2011 and growth in Medicaid membership.

Total dental membership at June 30, 2011 decreased compared to June 30, 2010 primarily due to lapses exceeding new sales partially offset by approximately 392 thousand dental members added by the Prodigy acquisition on June 28, 2011.

Total pharmacy benefit management services membership decreased at June 30, 2011 compared to June 30, 2010 primarily due to a decrease in Commercial medical enrollment and a decline in Medicare PDP membership partially offset by approximately 292 thousand pharmacy members added by the Prodigy acquisition on June 28, 2011.

We project that Commercial ASC membership in large accounts will decline by approximately 500 thousand members in the first quarter of 2012 compared to year end 2011, with the decline partially offset by growth in our other businesses.

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

Operating Summary for the Three and Six Months Ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Premiums:
Life	$263.1	$277.8	$521.0	$556.7
Disability	132.0	133.1	266.1	272.3
Long-term care	11.3	13.4	22.8	27.4
Total premiums	406.4	424.3	809.9	856.4
Fees and other revenue	24.8	26.1	51.6	52.9
Net investment income	68.3	66.6	142.4	137.6
Net realized capital gains	4.4	9.5	10.9	35.7
Total revenue	503.9	526.5	1,014.8	1,082.6
Current and future benefits	355.6	370.8	717.4	770.3
Operating expenses:
Selling expenses	16.3	19.7	35.5	43.0
General and administrative expenses	65.9	64.5	129.3	131.7
Total operating expenses	82.2	84.2	164.8	174.7
Amortization of other acquired intangible assets	1.1	1.7	2.8	3.4
Total benefits and expenses	438.9	456.7	885.0	948.4
Income before income taxes	65.0	69.8	129.8	134.2
Income taxes	17.7	19.3	35.4	30.3
Net income	$47.3	$50.5	$94.4	$103.9

The table presented below reconciles net income to operating earnings for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Net income	$47.3	$50.5	$94.4	$103.9
Net realized capital gains	(2.9)	(6.1)	(7.1)	(31.0)
Operating earnings	$44.4	$44.4	$87.3	$72.9

Operating earnings for the three months ended June 30, 2011 remained flat when compared to the corresponding period in 2010.  Operating earnings for the six months ended June 30, 2011 increased compared to the corresponding period in 2010, primarily due to higher underwriting margins from our disability products.

The group benefit ratio (which represents current and future benefits divided by premiums) was 87.5% and 88.6% for the three and six months ended June 30, 2011, respectively, compared to 87.4% and 89.9% for corresponding periods in 2010.

Net realized capital gains for the three and six months ended June 30, 2011 decreased by approximately $5 million and $25 million when compared to the corresponding periods in 2010.  These decreases primarily reflect lower net gains from the sale of debt securities partially offset by lower losses from derivative transactions in 2011.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Premiums	$45.4	$36.2	$87.2	$78.8
Net investment income	84.2	82.2	173.6	178.6
Other revenue	2.5	2.7	5.3	5.4
Net realized capital gains	2.0	11.5	1.5	16.6
Total revenue	134.1	132.6	267.6	279.4
Current and future benefits	122.1	109.9	245.8	237.4
General and administrative expenses	3.6	3.6	7.3	5.4
Total benefits and expenses	125.7	113.5	253.1	242.8
Income before income taxes	8.4	19.1	14.5	36.6
Income taxes	.9	5.5	1.5	8.0
Net income	$7.5	$13.6	$13.0	$28.6

The table presented below reconciles net income to operating earnings for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Net income	$7.5	$13.6	$13.0	$28.6
Net realized capital gains	(1.3)	(7.5)	(1.0)	(12.8)
Operating earnings	$6.2	$6.1	$12.0	$15.8

Operating earnings in the six months ended June 30, 2011 declined compared to the corresponding period in 2010 due primarily to lower net investment income and the run-off nature of this segment.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate future losses over their life (which is currently greater than 30 years for SPAs and less than 5 years for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 17 of Condensed Notes to Consolidated Financial Statements beginning on page 26.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the operating results of our discontinued products are applied against the reserve and do not impact operating earnings or net income for Large Case Pensions.  However, if actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly.  The current reserve reflects management's best estimate of anticipated future losses.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2011 and 2010 was as follows (pretax):

(Millions)	2011	2010
Reserve, beginning of period	$884.8	$789.2
Operating income (loss)	1.5	(7.4)
Net realized capital gains	19.7	66.9
Reserve, end of period	$906.0	$848.7

During the six months ended June 30, 2011, our discontinued products reflected net realized capital gains primarily attributable to gains from the sale of debt securities partially offset by losses from derivative transactions.  We have evaluated the operating income in 2011 against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve is required at June 30, 2011.

INVESTMENTS

At June 30, 2011 and December 31, 2010 our investment portfolio consisted of the following:

	June 30,	December 31,
(Millions)	2011	2010
Debt and equity securities available for sale	$17,150.3	$16,961.6
Mortgage loans	1,576.3	1,509.8
Other investments	1,319.6	1,244.6
Total investments	$20,046.2	$19,716.0

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Investments supported the following products at June 30, 2011 and December 31, 2010:
	June 30,	December 31,
(Millions)	2011	2010
Experience-rated products	$1,672.8	$1,690.2
Discontinued products	3,668.3	3,712.3
Remaining products	14,705.1	14,313.5
Total investments	$20,046.2	$19,716.0

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals.  Experience-rated contract holder and participant-directed withdrawals for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2011	2010	2011	2010
Scheduled contract maturities and benefit payments (1)	$64.3	$66.9	$127.9	$132.5
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	7.3	1.6	7.8	4.8
Participant-directed withdrawals	.7	.7	2.4	1.2

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both June 30, 2011 and December 31, 2010, with approximately $4.5 billion at June 30, 2011 and $4.4 billion at December 31, 2010 rated AAA.  The debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.3 billion at June 30, 2011 and $1.2 billion at December 31, 2010 (of which 20% and 17% at June 30, 2011 and December 31, 2010, respectively, supported our discontinued and experience-rated products).

At June 30, 2011 and December 31, 2010, we held approximately $684 million and $707 million, respectively, of municipal debt securities and $2 million on each date of structured product debt securities that were guaranteed by third parties, collectively representing approximately 3% and 4%, respectively, of our total investments.  These securities had an average credit quality rating of A+ at both June 30, 2011 and December 31, 2010 with the guarantee.  Without the guarantee, the average credit quality rating of the municipal debt securities was A at both June 30, 2011 and December 31, 2010.  The structured product debt securities without guarantees are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% and 2% of our debt and equity securities at June 30, 2011 and December 31, 2010, respectively, were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 15 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At June 30, 2011 and December 31, 2010, our debt and equity securities had net unrealized capital gains of $1.1 billion and $985 million, respectively, of which $303 million and $301 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 8 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at June 30, 2011 and December 31, 2010.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary-impairments ("OTTI") of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2010 Annual Report for more information.

Net Realized Capital Gains and Losses
Net realized capital gains were $14 million ($21 million pretax) and $40 million ($61 million pretax) for the three and six months ended June 30, 2011, respectively, and $28 million ($43 million pretax) and $114 million ($120 million pretax) for the corresponding periods in 2010, respectively.  Included in these amounts were $2 million and $5 million for the three and six months ended June 30, 2011, respectively, and $3 million and $17 million for the three and six months ended June 30, 2010, respectively, of OTTI losses on debt and equity securities.  We had no individual realized capital losses on debt or equity securities that materially impacted our operating results during the three and six months ended June 30, 2011 or 2010.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented 8% of our total invested assets at both June 30, 2011 and December 31, 2010.  There were no material impairment reserves on these loans at June 30, 2011 or December 31, 2010.  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements on page 8 for additional information on our mortgage loan portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, deposits and income received on investments, and issuing commercial paper from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses, share repurchases and shareholder dividends.  We have a committed short-term borrowing capacity of $1.5 billion through our revolving credit facility.  During 2011, we also used our cash flows to acquire Prodigy and Medicity and to repay maturing long-term debt.

Presented below is a condensed statement of cash flows for the six months ended June 30, 2011 and 2010.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2011	2010
Cash flows from operating activities
Health Care and Group Insurance (including Corporate Financing)	$1,035.9	$889.8
Large Case Pensions	(139.4)	(135.0)
Net cash provided by operating activities	896.5	754.8

Cash flows from investing activities
Health Care and Group Insurance	(1,470.3)	(197.9)
Large Case Pensions	135.6	172.1
Net cash used for investing activities	(1,334.7)	(25.8)

Net cash used for financing activities	(518.9)	(526.6)
Net (decrease) increase in cash and cash equivalents	$(957.1)	$202.4

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.0 billion for the six months ended June 30, 2011 and $890 million for the six months ended June 30, 2010.  The increase for the six months ended June 30, 2011 compared with the corresponding period in 2010 is primarily attributable to improved operating performance.

During the six months ended June 30, 2011, we acquired Prodigy for approximately $600 million and Medicity for approximately $500 million, and repaid the entire $450 million aggregate principal amount of our 7.875% senior notes due March 2011, in each case using available resources.  We also issued $500 million of 4.125% senior notes due in 2021 and used the majority of the proceeds to repay the entire $450 million aggregate principal amount of our 5.75% senior notes due June 2011.  Additionally, we repurchased approximately 18 million and 15 million shares of common stock at a cost of approximately $735 million and $481 million during the six months ended June 30, 2011 and 2010, respectively.  At June 30, 2011, the capacity remaining under our share repurchase programs was approximately $750 million.  Refer to Note 12 of the Condensed Notes to Consolidated Financial Statements on page 21 for more information on our share repurchases.

In February 2011, we announced that our Board increased our cash dividend to shareholders to $.15 per share and moved us to a quarterly dividend payment cycle.  Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share.  During the six months ended June 30, 2011 our Board declared the following cash dividends:

	Dividend Amount	Stockholders of	Date Paid/	Total Dividends
Date Declared	Per Share	Record Date	To be Paid	(Millions)
February 3, 2011	$.15	April 14, 2011	April 29, 2011	$57.0
May 20, 2011	.15	July 14, 2011	July 29, 2011	56.8

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At June 30, 2011, we had approximately $550 million of commercial paper outstanding.  The maximum amount of commercial paper borrowings outstanding during the six months ended June 30, 2011 was $729 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”).  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions. There were no amounts outstanding under the Facility at any time during the three or six months ended June 30, 2011.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of shareholders’ equity plus total debt) was approximately 30% at June 30, 2011.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $62 million and $128 million for the three and six months ended June 30, 2011, respectively, and $61 million and $122 million for the three and six months ended June 30, 2010, respectively.

Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 21 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 7, 2011, approximately .6 million performance stock units, 1.2 million market stock units and 1.0 million restricted stock units were granted to certain employees.  Refer to Note 12 of Condensed Notes to Consolidated Financial Statements on page 21 for additional information.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2010 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not reflect the actual amounts of the final transactions that occur.

REGULATORY ENVIRONMENT

Except as set forth below, there were no material changes in the regulation of our business since December 31, 2010.  Refer to the "Regulatory Environment" section in our 2010 Annual Report for information on the regulation of our business.

•
Enhanced rate review and disclosure processes by states and the U.S. Department of Health and Human Services (“HHS”) are a key provision of Health Care Reform.  HHS has issued a final rule providing that states that have “effective review processes” will perform rate reviews, and HHS will perform reviews in all other states.  HHS has determined that a significant majority of states have an effective review process.  We are continuing to evaluate the impact of this and other key provisions of Health Care Reform (assuming they are implemented in their current form) to determine the impact that they will have on our business operations and financial results.  HHS’ final rule does not replace the current state rate approval process.  Instead it adds analysis and disclosure related to reasonableness of rate increases to that process, which may impact state approval decision-making and further affect our ability to price for the risk we assume on a timely basis.

•
In July 2011, HHS released proposed rules establishing a framework to assist states in setting up health insurance exchanges (“Exchanges”), which are scheduled to be operational in 2014.  HHS also released proposed rules governing state and federal reinsurance, risk adjustment and risk corridor programs designed to mitigate adverse selection and provide premium stability in individual and small group Exchanges.

•
All 50 states and the District of Columbia have held or are still holding regular legislative sessions in 2011.  In 2011 to date, state legislatures have focused on state budget deficits as well as preliminary Exchange design and implementation.  A limited number of states have passed Exchange laws, and a number of states have passed Exchange planning laws.  We expect additional state level legislation that impacts our business to be enacted in 2011.

•
New York recently notified insurers that it expects insurers to, and will be amending its regulations to require insurers to, regularly consult the U.S. Social Security Administration’s Death Master File or a similar database to determine if unclaimed death benefits may be payable under life insurance and similar products, to pay any such benefits and to make certain other business process changes.

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

The following information supplements the Forward Looking Information/Risk Factors portion of our 2010 Annual Report.  You should read that section of our 2010 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for out common stock.

•
On June 13, 2011, the Centers for Medicare & Medicaid Services (“CMS”) lifted the intermediate sanctions it had previously imposed on us that required us to suspend the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan (“PDP”) contracts.  The sanctions related to our compliance with certain Medicare Part D requirements.  We have resumed marketing our Medicare Advantage and PDP products and are enrolling beneficiaries with effective dates on and after July 1, 2011.  CMS still is not assigning any new low income subsidy members to our PDPs at this time.  However, low income subsidy members can make their own choice to enroll in Aetna products during the upcoming annual enrollment period.  As a result of these sanctions, our 2011 Medicare membership and operating results have been adversely affected because we did not participate in the 2010 open enrollment for individual 2011 Medicare plans, which occurred between November 15, 2010 and December 31, 2010.  We continue to cooperate fully with CMS to address residual matters identified in connection with the sanction review.

•
Our business activities are highly regulated.  New laws or regulations or changes in existing laws or regulations or their enforcement or application could adversely affect our business and profitability.  For example: New York recently notified insurers that it expects insurers to, and will be amending its regulations to require insurers to, regularly consult the U.S. Social Security Administration’s Death Master File or a similar database to determine if unclaimed death benefits may be payable under life insurance and similar products, to pay any such benefits and to make certain other business process changes.

This information should be read in conjunction with the more detailed description of risk factors that may be found in our reports filed with the U.S. Securities and Exchange Commission from time to time, including our 2010 Annual Report, quarterly reports on Form 10-Q and current reports on Form 8-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have no material changes in exposures to market risk since December 31, 2010.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 38 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2011 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 14 of Condensed Notes to Consolidated Financial Statements, beginning on page 22 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 41 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended June 30, 2011:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
(Millions, except per share amounts)	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs
April 1, 2011 - April 30, 2011	-	$-	-	$485.2
May 1, 2011 - May 31, 2011	5.5	43.22	5.5	998.3
June 1, 2011 - June 30, 2011	5.7	43.68	5.7	750.2
Total	11.2	$43.45	11.2	N/A

On December 3, 2010 and May 20, 2011, our Board of Directors (our “Board”) authorized two share repurchase programs.  Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended June 30, 2011, we repurchased approximately 11 million shares of common stock at a cost of approximately $485 million (approximately $34 million of these repurchases were settled in early July).  At June 30, 2011, we had remaining authorization to repurchase an aggregate of up to approximately $750 million of common stock under those programs.

Item 6.	Exhibits

Exhibits to this Form 10-Q are as follows:

4	Instruments defining the rights of security holders, including indentures

4.1
Supplemental Indenture dated as of May 20, 2011 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 4.125% Senior Notes due June 1, 2021, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on May 20, 2011.

10	Material Contracts

10.1	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 20, 2011, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 8-K filed on May 23, 2011. *

10.2	Aetna Inc. 2011 Employee Stock Purchase Plan dated as of May 20, 2011, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 8-K filed on May 23, 2011. *

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 7 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 27, 2011 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date: July 27, 2011	By /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 27, 2011 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic