Form 10-Q
period 2011-09-30
AETNA INC /PA/
filed 2011-10-27
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the transition period from _________ to_________

Commission File Number: 1-16095

Aetna Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2229683 (I.R.S. Employer Identification No.)
151 Farmington Avenue, Hartford, CT (Address of principal executive offices)	06156 (Zip Code)
Registrant's telephone number, including area code:	(860) 273-0123

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

There were 362.3 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at September 30, 2011.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2011

Unless the context otherwise requires, references to the terms “we,” “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 32 ), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2011	2010	2011	2010
Revenue:
Health care premiums	$6,776.7	$6,908.9	$20,260.7	$20,719.2
Other premiums	439.8	448.9	1,336.9	1,384.1
Fees and other revenue (1)	946.6	853.2	2,742.7	2,626.0
Net investment income	233.6	248.2	727.5	777.1
Net realized capital gains	78.6	79.6	139.7	199.7
Total revenue	8,475.3	8,538.8	25,207.5	25,706.1
Benefits and expenses:
Health care costs (2)	5,345.5	5,649.3	16,060.3	16,998.9
Current and future benefits	470.7	480.9	1,433.9	1,488.6
Operating expenses:
Selling expenses	269.1	304.8	827.0	928.8
General and administrative expenses	1,547.2	1,249.3	4,144.5	3,700.6
Total operating expenses	1,816.3	1,554.1	4,971.5	4,629.4
Interest expense	59.7	63.9	187.3	185.5
Amortization of other acquired intangible assets	31.7	23.4	83.6	72.0
Total benefits and expenses	7,723.9	7,771.6	22,736.6	23,374.4
Income before income taxes	751.4	767.2	2,470.9	2,331.7
Income taxes:
Current	324.6	103.4	888.6	558.3
Deferred	(63.6)	166.2	(30.8)	222.2
Total income taxes	261.0	269.6	857.8	780.5
Net income	$490.4	$497.6	$1,613.1	$1,551.2
Earnings per common share:
Basic	$1.33	$1.21	$4.28	$3.67
Diluted	$1.30	$1.19	$4.19	$3.61

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $16.4 million and $46.4 million (net of pharmaceutical and processing costs of $317.1 million and $938.0 million) for the three and nine months ended September 30, 2011, respectively, and $22.3 million and $60.5 million (net of pharmaceutical and processing costs of $360.3 million and $1.1 billion) for the three and nine months ended September 30, 2010, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $31.4 million and $101.0 million for the three and nine months ended September 30, 2011, respectively, and $36.2 million and $113.7 million for the three and nine months ended September 30, 2010, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At September 30, 2011	At December 31, 2010
Assets:
Current assets:
Cash and cash equivalents	$1,957.8	$1,867.6
Investments	2,042.7	2,169.7
Premiums receivable, net	807.8	661.9
Other receivables, net	766.6	692.6
Accrued investment income	196.4	203.4
Collateral received under securities loan agreements	—	210.6
Income taxes receivable	24.1	210.1
Deferred income taxes	403.9	327.0
Other current assets	686.6	651.3
Total current assets	6,885.9	6,994.2
Long-term investments	17,663.8	17,546.3
Reinsurance recoverables	926.8	960.1
Goodwill	6,010.3	5,146.4
Other acquired intangible assets, net	779.8	495.5
Property and equipment, net	533.0	529.3
Deferred income taxes	—	29.9
Other long-term assets	735.5	742.4
Separate Accounts assets	5,159.1	5,295.3
Total assets	$38,694.2	$37,739.4

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,509.1	$2,630.9
Future policy benefits	704.4	728.4
Unpaid claims	578.6	593.3
Unearned premiums	794.2	318.7
Policyholders' funds	1,132.1	918.1
Collateral payable under securities loan agreements	—	210.8
Short-term debt	449.9	—
Current portion of long-term debt	—	899.9
Accrued expenses and other current liabilities	2,486.8	2,436.8
Total current liabilities	8,655.1	8,736.9
Future policy benefits	6,099.3	6,276.4
Unpaid claims	1,506.5	1,514.3
Policyholders' funds	1,357.4	1,316.6
Long-term debt, less current portion	3,977.1	3,482.6
Deferred income taxes	224.3	—
Other long-term liabilities	1,186.7	1,226.5
Separate Accounts liabilities	5,159.1	5,295.3
Total liabilities	28,165.5	27,848.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 362.3 million shares issued and outstanding in 2011; 2.7 billion shares authorized and 384.4 million shares issued and
outstanding in 2010) and additional paid-in capital	909.6	651.5
Retained earnings	10,620.5	10,401.9
Accumulated other comprehensive loss	(1,001.4)	(1,162.6)
Total shareholders' equity	10,528.7	9,890.8
Total liabilities and shareholders' equity	$38,694.2	$37,739.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Comprehensive Income
Nine Months Ended September 30, 2011
Balance at December 31, 2010	384.4	$651.5	$10,401.9	$(1,162.6)	$9,890.8
Comprehensive income:
Net income	—	—	1,613.1	—	1,613.1	$1,613.1
Other comprehensive income (Note 8):
Net unrealized gains on securities	—	—	—	138.1	138.1
Net foreign currency and derivative losses	—	—	—	(5.7)	(5.7)
Pension and OPEB plans	—	—	—	28.8	28.8
Other comprehensive income	—	—	—	161.2	161.2	161.2
Total comprehensive income						$1,774.3
Common shares issued for benefit plans,
including tax benefits	8.6	258.4	—	—	258.4
Repurchases of common shares	(30.7)	(.3)	(1,227.3)	—	(1,227.6)
Dividends declared	—	—	(167.2)	—	(167.2)
Balance at September 30, 2011	362.3	$909.6	$10,620.5	$(1,001.4)	$10,528.7

Nine Months Ended September 30, 2010
Balance at December 31, 2009	430.8	$470.1	$10,256.7	$(1,223.0)	$9,503.8
Comprehensive income:
Net income	—	—	1,551.2	—	1,551.2	$1,551.2
Other comprehensive loss (Note 8):
Net unrealized gains on securities	—	—	—	374.5	374.5
Net foreign currency and derivative losses	—	—	—	(53.3)	(53.3)
Pension and OPEB plans	—	—	—	(459.8)	(459.8)
Other comprehensive loss	—	—	—	(138.6)	(138.6)	(138.6)
Total comprehensive income						$1,412.6
Common shares issued for benefit plans,
including tax benefits	2.2	103.7	—	—	103.7
Repurchases of common shares	(32.9)	(.3)	(1,007.1)	—	(1,007.4)
Dividends declared	—	—	(16.1)	—	(16.1)
Balance at September 30, 2010	400.1	$573.5	$10,784.7	$(1,361.6)	$9,996.6

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2011	2010
Cash flows from operating activities:
Net income	$1,613.1	$1,551.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(139.7)	(199.7)
Depreciation and amortization	326.4	313.3
Equity in earnings of affiliates, net	(26.8)	(9.6)
Stock-based compensation expense	107.7	85.9
Accretion of net investment discount	(1.1)	(20.0)
Changes in assets and liabilities:
Accrued investment income	7.0	1.8
Premiums due and other receivables	(158.4)	(98.0)
Income taxes	157.8	206.0
Other assets and other liabilities	(116.5)	(588.7)
Health care and insurance liabilities	236.2	(398.5)
Other, net	8.1	2.9
Net cash provided by operating activities	2,013.8	846.6
Cash flows from investing activities:
Proceeds from sales and maturities of investments	7,704.0	8,796.4
Cost of investments	(7,100.8)	(8,324.9)
Additions to property, equipment and software	(227.2)	(217.1)
Cash used for acquisition, net of cash acquired	(1,130.2)	(.1)
Net cash (used for) provided by investing activities	(754.2)	254.3
Cash flows from financing activities:
Net repayment of long-term debt	(900.0)	—
Net issuance of long-term debt	480.1	697.8
Net issuance (repayment) of short-term debt	449.9	(245.4)
Deposits and interest credited for investment contracts	3.8	4.5
Withdrawals of investment contracts	(6.6)	(8.1)
Common shares issued under benefit plans	117.9	12.1
Stock-based compensation tax benefits	31.7	4.2
Common shares repurchased	(1,227.6)	(932.4)
Dividends paid to shareholders	(112.9)	—
Collateral on interest rate swaps	(5.7)	(41.7)
Net cash used for financing activities	(1,169.4)	(509.0)
Net increase in cash and cash equivalents	90.2	591.9
Cash and cash equivalents, beginning of period	1,867.6	1,203.6
Cash and cash equivalents, end of period	$1,957.8	$1,795.5
Supplemental cash flow information:
Interest paid	$169.0	$156.4
Income taxes paid	665.0	569.3

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group Insurance also includes: (i) group disability products offered to employers on both an Insured and an ASC basis which consist primarily of short-term and long-term disability insurance, (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers.

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  Large Case Pensions also includes certain discontinued products (refer to Note 17 beginning on page 30 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2010 Annual Report on Form 10-K (our “2010 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2010 Annual Report, unless the information contained in those disclosures materially changed or is required by GAAP.  We evaluated subsequent events that occurred after September 30, 2011 through the date the financials were issued and determined there were no other items to disclose.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Troubled Debt Restructurings
In April 2011, the Financial Accounting Standards Board (the “FASB”) released new accounting guidance and additional disclosure requirements relating to a creditor’s restructuring of receivables including mortgage loans.  The new guidance became effective beginning July 1, 2011.  Since we have no material problem, restructured or potential problem mortgage loans, the adoption of this accounting guidance did not have a material impact on our financial position or operating results.

Future Application of Accounting Standards
Testing Goodwill for Impairment
In September 2011, the FASB released new accounting guidance amending the current guidance for testing goodwill for impairment. Under the amendments, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management determines that a reporting unit's fair value is likely greater than its carrying amount, then no additional analysis is necessary, and the goodwill is not impaired. The new guidance is effective beginning January 1, 2012, and early adoption is permitted. We do not expect the new guidance to have a material impact on our financial position or operating results.

Fees Paid to the Federal Government by Health Insurers
In July 2011, the FASB released new accounting guidance relating to the recognition and income statement reporting of any mandated fees to be paid to the federal government by health insurers which will be effective January 1, 2014. This guidance will apply primarily to new fees enacted in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, "Health Care Reform"). We are evaluating the impact this guidance will have on our financial position or operating results.

Presentations of Comprehensive Income
In June 2011, the FASB released new requirements for the presentation of other comprehensive income in financial statements.  The new requirements eliminate the option that previously existed to present changes in other comprehensive income within the statement of shareholders' equity and require its presentation in either a single continuous statement of comprehensive income or in a separate statement immediately following the statement of income.  The new requirements are effective beginning January 1, 2012 and will affect the presentation of our financial statements, but will not have a material impact on our financial position or operating results.

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

Reconsideration of Effective Control for Repurchase Agreements
In April 2011, the FASB released new accounting guidance relating to repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before maturity.  The guidance prescribes when an entity may recognize a sale upon the transfer of financial assets subject to repurchase agreements.  The new guidance is effective beginning January 1, 2012.  Since we treat these transactions as collateralized borrowings rather than sales, we do not expect the adoption of this accounting guidance to have a material impact on our financial position or operating results.

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

3.	Acquisitions

During the nine months ended September 30, 2011, we completed the acquisitions of Medicity Inc. ("Medicity") and Prodigy Health Group ("Prodigy"). In October 2011, we completed the acquisitions of Genworth Financial, Inc.'s ("Genworth's") Medicare Supplement business and related blocks of in-force business and PayFlex Holdings, Inc. ("PayFlex"). Each of these acquisitions was funded using available resources. Refer to Note 6 on page 9 for additional information.

•	Medicity Inc.
In January 2011, we acquired Medicity, a health information exchange company, for approximately $490 million.  We recorded goodwill related to this transaction of approximately $394 million, a majority of which will not be tax deductible.  All of the goodwill related to this acquisition was assigned to our Health Care segment.

•	Prodigy Health Group
In June 2011, we acquired Prodigy, a third party administrator of self-funded health care plans, for approximately $600 million.  We preliminarily recorded goodwill related to this transaction of approximately $445 million, of which approximately $52 million will be tax deductible.  All of the goodwill related to this acquisition was assigned to our Health Care segment.

•	Genworth Financial, Inc.'s Medicare Supplement Business and Related Blocks of In-Force Business
In October 2011, we acquired Genworth's Medicare Supplement business and related blocks of in-force business for approximately $260 million.  The majority of the goodwill related to this acquisition will be assigned to our Health Care segment. The transaction closed after September 30, 2011, and therefore has not been reflected in these financial statements.

•	PayFlex Holdings, Inc.
In October 2011, we acquired PayFlex, one of the nation’s largest independent account-based health plan administrators, for approximately $190 million.  All of the goodwill related to this acquisition will be assigned to our Health Care segment. The transaction closed after September 30, 2011, and therefore has not been reflected in these financial statements.

4.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of our outstanding stock awards.

The computations of basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2011	2010	2011	2010
Net income	$490.4	$497.6	$1,613.1	$1,551.2
Weighted average shares used to compute basic EPS	369.2	412.7	377.2	422.3
Dilutive effect of outstanding stock-based compensation awards (1)	7.6	6.1	7.8	7.2
Weighted average shares used to compute diluted EPS	376.8	418.8	385.0	429.5
Basic EPS	$1.33	$1.21	$4.28	$3.67
Diluted EPS	$1.30	$1.19	$4.19	$3.61

(1)
Stock based compensation awards are not included in the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).  Approximately 12.6 million and 12.7 million stock appreciation rights were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively.  Approximately 18.6 million and 18.7 million stock appreciation rights and 5.7 million and 5.8 million stock options were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2010, respectively. These stock based compensation awards were excluded from the calculation of diluted EPS because their effect was anti-dilutive.

5.	Operating Expenses

For the three and nine months ended September 30, 2011 and 2010, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Selling expenses	$269.1	$304.8	$827.0	$928.8
General and administrative expenses:
Salaries and related benefits (1)	918.0	761.6	2,468.6	2,292.3
Other general and administrative expenses (2)	629.2	487.7	1,675.9	1,408.3
Total general and administrative expenses	1,547.2	1,249.3	4,144.5	3,700.6
Total operating expenses	$1,816.3	$1,554.1	$4,971.5	$4,629.4

(1)
Includes a one-time pretax charge of $137.0 million in the three and nine months ended September 30, 2011 related to the voluntary early retirement program that we announced in July 2011. Refer to the reconciliation of operating earnings to net income in Note 15 beginning on page 29 for additional information.

(2)
Includes litigation-related insurance proceeds of $41.0 million and $131.0 million for the three and nine months ended September 30, 2010, respectively.  Refer to the reconciliation of operating earnings to net income in Note 15 beginning on page 29 for additional information.

6.	Goodwill and Other Acquired Intangible Assets

The increase in goodwill for the nine months ended September 30, 2011 and 2010 is as follows:

(Millions)	2011	2010
Balance, beginning of the period	$5,146.4	$5,146.2
Goodwill acquired:
Prodigy (1)	445.0	—
Medicity	393.5	—
Other (1)	25.4	(.5)
Balance, end of the period	$6,010.3	$5,145.7

(1)	Goodwill related to these acquisitions is considered preliminary, pending the final allocation of the applicable purchase price.

Other acquired intangible assets at September 30, 2011 and December 31, 2010 were comprised of the following:

(Millions)	Cost	Accumulated Amortization	Net Balance	Amortization Period (Years)
September 30, 2011
Provider networks	$703.2	$421.3	$281.9		12-25	(1)
Customer lists	661.4	313.9	347.5		4-10	(1)
Technology	120.9	32.6	88.3		3-10
Other	21.8	16.9	4.9		2-15
Definite-lived trademarks	47.6	12.7	34.9		2-15
Indefinite-lived trademarks	22.3	—	22.3
Total other acquired intangible assets	$1,577.2	$797.4	$779.8
December 31, 2010
Provider networks	$703.2	$398.9	$304.3		12-25	(1)
Customer lists	420.4	262.6	157.8		4-10	(1)
Technology	25.3	25.0	.3		3-5
Other	17.1	16.8	.3		2-15
Definite-lived trademarks	21.0	10.5	10.5		2-15
Indefinite-lived trademarks	22.3	—	22.3
Total other acquired intangible assets	$1,209.3	$713.8	$495.5

(1)
The amortization period for our provider networks and customer lists includes an assumption of renewal or extension of these arrangements.  At September 30, 2011 and December 31, 2010, the periods prior to next renewal or extension for our provider networks primarily ranged from 1 to 3 years. At September 30, 2011 and December 31, 2010, the period prior to the next renewal or extension for our customer lists was approximately one year. Any costs related to the renewal or extension of these contracts is expensed as incurred.

The value assigned to other acquired intangible assets for acquisitions completed during the nine months ended September 30, 2011, primarily for customer lists and technology intangibles, totaled $367.9 million, of which $227.0 million is preliminary pending the finalization of purchase price allocations.

We estimate annual pretax amortization for other acquired intangible assets for 2011 and over the next five years to be as follows:

(Millions)
2011	$114.5
2012	115.7
2013	106.5
2014	87.4
2015	72.1
2016	68.2

7.	Investments

Total investments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011			December 31, 2010
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$1,986.2	$14,785.5	$16,771.7	$2,111.9	$14,849.7	$16,961.6
Mortgage loans	49.0	1,556.8	1,605.8	55.2	1,454.6	1,509.8
Other investments	7.5	1,321.5	1,329.0	2.6	1,242.0	1,244.6
Total investments	$2,042.7	$17,663.8	$19,706.5	$2,169.7	$17,546.3	$19,716.0

Debt and Equity Securities
Debt and equity securities available for sale at September 30, 2011 and December 31, 2010 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2011
Debt securities:
U.S. government securities	$1,358.0	$171.1	$(.4)		$1,528.7
States, municipalities and political subdivisions	2,470.5	184.6	(4.9)		2,650.2
U.S. corporate securities	6,268.4	671.5	(43.6)		6,896.3
Foreign securities	2,664.0	259.7	(43.1)		2,880.6
Residential mortgage-backed securities	811.3	51.8	(.1)	(1)	863.0
Commercial mortgage-backed securities	1,269.4	80.1	(14.3)	(1)	1,335.2
Other asset-backed securities	397.9	21.4	(4.1)	(1)	415.2
Redeemable preferred securities	168.9	11.2	(14.8)		165.3
Total debt securities	15,408.4	1,451.4	(125.3)		16,734.5
Equity securities	40.2	5.0	(8.0)		37.2
Total debt and equity securities (2)	$15,448.6	$1,456.4	$(133.3)		$16,771.7
December 31, 2010
Debt securities:
U.S. government securities	$1,293.5	$80.8	$(.6)		$1,373.7
States, municipalities and political subdivisions	2,288.8	54.4	(46.9)		2,296.3
U.S. corporate securities	6,731.5	553.0	(21.9)		7,262.6
Foreign securities	2,667.4	231.1	(21.2)		2,877.3
Residential mortgage-backed securities	1,089.2	53.6	(2.8)	(1)	1,140.0
Commercial mortgage-backed securities	1,226.4	99.5	(13.7)	(1)	1,312.2
Other asset-backed securities	447.6	21.1	(4.8)	(1)	463.9
Redeemable preferred securities	196.7	12.3	(12.7)		196.3
Total debt securities	15,941.1	1,105.8	(124.6)		16,922.3
Equity securities	35.3	5.6	(1.6)		39.3
Total debt and equity securities (2)	$15,976.4	$1,111.4	$(126.2)		$16,961.6

(1)
At September 30, 2011 and December 31, 2010, we held securities for which we recognized $28.0 million and $38.3 million, respectively, of non-credit-related impairments in other comprehensive income in the past. These securities had a net unrealized capital gain at September 30, 2011 and December 31, 2010 of $8.2 million and $3.9 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 30 for additional information on our accounting for discontinued products).  At September 30, 2011, debt and equity securities with a fair value of $4.1 billion, gross unrealized capital gains of $483.4 million and gross unrealized capital losses of $55.7 million and, at December 31, 2010, debt and equity securities with a fair value of $4.1 billion, gross unrealized capital gains of $339.5 million and gross unrealized capital losses of $38.1 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at September 30, 2011 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$694.5
One year through five years	3,018.1
After five years through ten years	5,213.8
Greater than ten years	5,194.7
Residential mortgage-backed securities	863.0
Commercial mortgage-backed securities	1,335.2
Other asset-backed securities	415.2
Total	$16,734.5

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at September 30, 2011 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At September 30, 2011, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of 1.9 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At September 30, 2011, these securities had an average quality rating of AA+ and a weighted average duration of 3.7 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At September 30, 2011, these securities had an average quality rating of AA and a weighted average duration of 3.4 years.

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

Summarized below are the debt and equity securities we held at September 30, 2011 and December 31, 2010 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Debt securities:
U.S. government securities	$50.9	$.1	$15.1	$.3	$66.0	$.4
States, municipalities and political subdivisions	90.8	1.0	93.4	3.9	184.2	4.9
U.S. corporate securities	947.2	40.7	74.1	2.9	1,021.3	43.6
Foreign securities	659.0	34.8	34.4	8.3	693.4	43.1
Residential mortgage-backed securities	—	—	3.1	.1	3.1	.1
Commercial mortgage-backed securities	263.9	9.0	43.2	5.3	307.1	14.3
Other asset-backed securities	5.7	.3	3.9	3.8	9.6	4.1
Redeemable preferred securities	38.5	1.7	35.5	13.1	74.0	14.8
Total debt securities	2,056.0	87.6	302.7	37.7	2,358.7	125.3
Equity securities	15.9	7.6	10.7	.4	26.6	8.0
Total debt and equity securities (1)	$2,071.9	$95.2	$313.4	$38.1	$2,385.3	$133.3
December 31, 2010
Debt securities:
U.S. government securities	$8.4	$.2	$19.8	$.4	$28.2	$.6
States, municipalities and political subdivisions	964.9	37.6	82.7	9.3	1,047.6	46.9
U.S. corporate securities	665.8	17.0	210.2	4.9	876.0	21.9
Foreign securities	375.9	14.6	34.6	6.6	410.5	21.2
Residential mortgage-backed securities	103.7	2.6	6.6	.2	110.3	2.8
Commercial mortgage-backed securities	103.7	2.4	78.5	11.3	182.2	13.7
Other asset-backed securities	85.9	2.0	4.9	2.8	90.8	4.8
Redeemable preferred securities	4.5	—	94.3	12.7	98.8	12.7
Total debt securities	2,312.8	76.4	531.6	48.2	2,844.4	124.6
Equity securities	.5	—	9.5	1.6	10.0	1.6
Total debt and equity securities (1)	$2,313.3	$76.4	$541.1	$49.8	$2,854.4	$126.2

(1)
At September 30, 2011 and December 31, 2010, debt and equity securities in an unrealized capital loss position of $55.7 million and $38.1 million, respectively, and with related fair value of $612.0 million and $650.5 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At September 30, 2011, we did not have the intention to sell the debt securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2011 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$1.0	$—	$139.8	$2.4	$140.8	$2.4
One year through five years	54.7	1.6	331.5	9.6	386.2	11.2
After five years through ten years	258.4	12.6	672.5	28.1	930.9	40.7
Greater than ten years	215.5	30.8	365.5	21.7	581.0	52.5
Residential mortgage-backed securities	—	—	3.1	.1	3.1	.1
Commercial mortgage-backed securities	51.2	2.4	255.9	11.9	307.1	14.3
Other asset-backed securities	5.0	.3	4.6	3.8	9.6	4.1
Total	$585.8	$47.7	$1,772.9	$77.6	$2,358.7	$125.3

Net realized capital gains for the three and nine months ended September 30, 2011 and 2010, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
OTTI losses on debt securities	$(3.7)	$(9.0)	$(8.2)	$(32.7)
Portion of OTTI losses on debt securities recognized in other comprehensive income	—	6.0	—	12.7
Net OTTI losses on debt securities recognized in earnings	(3.7)	(3.0)	(8.2)	(20.0)
Net realized capital gains, excluding OTTI losses on debt securities	82.3	82.6	147.9	219.7
Net realized capital gains	$78.6	$79.6	$139.7	$199.7

The net realized capital gains for the three and nine months ended September 30, 2011 and 2010 were primarily attributable to the sale of debt securities, partially offset by losses from derivative transactions.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2011 and 2010 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Proceeds on sales	$1,927.1	$2,373.3	$5,019.0	$5,938.3
Gross realized capital gains	107.5	108.8	216.7	304.2
Gross realized capital losses	(5.0)	(6.4)	(30.1)	(26.4)

Mortgage loans
Our mortgage loans are collateralized by commercial real estate.  During the three and nine months ended September 30, 2011 and 2010 we had the following activity in our mortgage loan portfolio:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
New mortgage loans	$56.1	$37.9	$184.6	$53.2
Mortgage loans fully repaid	15.4	21.2	54.6	74.3
Mortgage loans foreclosed	—	8.5	—	20.0

At September 30, 2011 and December 31, 2010, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at September 30, 2011 or December 31, 2010.

We assess our mortgage loans on a regular basis for credit impairments, and annually we assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  Most of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, borrower quality and deal structure.  Based upon our most recent assessment at September 30, 2011 and December 31, 2010, our mortgage loans were given the following credit quality indicators:

(In Millions)	September 30, 2011	December 31, 2010
1	$104.5	$99.4
2 to 4	1,374.7	1,301.5
5	91.3	86.1
6 and 7	35.3	22.8
Total	$1,605.8	$1,509.8

Variable Interest Entities
In determining whether to consolidate a variable interest entity ("VIE"), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate and hedge fund partnerships that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at September 30, 2011 and December 31, 2010 of approximately $171 million and $153 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.2 billion and $5.1 billion at September 30, 2011 and December 31, 2010, respectively.  The hedge fund partnerships had total assets of approximately $6.1 billion at both September 30, 2011 and December 31, 2010.

Non-controlling Interests
Certain of our investment holdings are partially-owned by third parties.  At September 30, 2011 and December 31, 2010, approximately $71 million and $74 million, respectively, of our investment holdings were owned by third parties.  The non-controlling entities’ share of these investments was included in accrued expenses and other current liabilities.  Net (loss) income attributable to these interests was $(1) million and $2 million for the three and nine months ended September 30, 2011, respectively, and $1 million and $2 million for the three and nine months ended

September 30, 2010, respectively.  These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Debt securities	$205.1	$225.8	$628.5	$694.3
Mortgage loans	26.5	25.4	75.8	78.4
Other investments	9.5	4.4	45.4	25.5
Gross investment income	241.1	255.6	749.7	798.2
Less: investment expenses	(7.5)	(7.4)	(22.2)	(21.1)
Net investment income (1)	$233.6	$248.2	$727.5	$777.1

(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 30 for additional information on our accounting for discontinued products).  Net investment income includes $85.8 million and $252.8 million for the three and nine months ended September 30, 2011, respectively, and $78.3 million and $246.7 million for the three and nine months ended September 30, 2010, respectively, related to investments supporting our experience-rated and discontinued products.

The decrease in net investment income during the three and nine months ended September 30, 2011 was primarily a result of lower average yields and lower average asset levels partially offset by higher returns on our alternative investments.

8.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the nine months ended September 30, 2011 and 2010:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total Accumulated Other Comprehensive (Loss) Income
	Securities		Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)	All Other		Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost
Nine months ended September 30, 2011
Balance at December 31, 2010	$75.1	$375.2	$(27.3)	$(1,614.0)	$28.4	$(1,162.6)
Net unrealized gains (losses) ($376.6 pretax)	.7	251.9	(7.8)	—	—	244.8
Reclassification to earnings ($128.6 pretax)	(16.8)	(97.7)	2.1	30.8	(2.0)	(83.6)
Other comprehensive (loss) income	(16.1)	154.2	(5.7)	30.8	(2.0)	161.2
Balance at September 30, 2011	$59.0	$529.4	$(33.0)	$(1,583.2)	$26.4	$(1,001.4)
Nine months ended September 30, 2010
Balance at December 31, 2009	$100.3	$235.7	$25.3	$(1,623.8)	$39.5	$(1,223.0)
Net unrealized gains (losses) ($5.7 pretax)	51.2	549.9	(53.8)	(543.6)	—	3.7
Reclassification to earnings ($149.1 pretax)	(67.5)	(159.1)	.5	94.3	(10.5)	(142.3)
Other comprehensive (loss) income	(16.3)	390.8	(53.3)	(449.3)	(10.5)	(138.6)
Balance at September 30, 2010	$84.0	$626.5	$(28.0)	$(2,073.1)	$29.0	$(1,361.6)

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

◦	Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets.

◦
Level 2 – Inputs other than Level 1 that are based on observable market data.  These include: quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets, inputs that are observable that are not prices (such as interest rates and credit risks) and inputs that are derived from or corroborated by observable markets.

◦	Level 3 – Developed from unobservable data, reflecting our own assumptions.

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at September 30, 2011 or December 31, 2010.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at September 30, 2011 or December 31, 2010.  The total fair value of our broker quoted securities was approximately $132 million at September 30, 2011 and $153 million at December 31, 2010.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at September 30, 2011 and December 31, 2010 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
September 30, 2011
Assets:
Debt securities:
U.S. government securities	$1,277.6	$251.1	$—	$1,528.7
States, municipalities and political subdivisions	—	2,648.5	1.7	2,650.2
U.S. corporate securities	—	6,834.6	61.7	6,896.3
Foreign securities	—	2,825.8	54.8	2,880.6
Residential mortgage-backed securities	—	863.0	—	863.0
Commercial mortgage-backed securities	—	1,306.5	28.7	1,335.2
Other asset-backed securities	—	367.6	47.6	415.2
Redeemable preferred securities	—	138.5	26.8	165.3
Total debt securities	1,277.6	15,235.6	221.3	16,734.5
Equity securities	.8	—	36.4	37.2
Derivatives	—	7.5	—	7.5
Total	$1,278.4	$15,243.1	$257.7	$16,779.2
Liabilities:
Derivatives	$—	$4.2	$—	$4.2
December 31, 2010
Assets:
Debt securities:
U.S. government securities	$1,081.0	$292.7	$—	$1,373.7
States, municipalities and political subdivisions	—	2,292.7	3.6	2,296.3
U.S. corporate securities	—	7,201.9	60.7	7,262.6
Foreign securities	—	2,822.4	54.9	2,877.3
Residential mortgage-backed securities	—	1,140.0	—	1,140.0
Commercial mortgage-backed securities	—	1,275.3	36.9	1,312.2
Other asset-backed securities	—	407.4	56.5	463.9
Redeemable preferred securities	—	178.5	17.8	196.3
Total debt securities	1,081.0	15,610.9	230.4	16,922.3
Equity securities	1.4	—	37.9	39.3
Derivatives	—	2.6	—	2.6
Total	$1,082.4	$15,613.5	$268.3	$16,964.2
Liabilities:
Derivatives	$—	$6.5	$—	$6.5

The change in the balance of Level 3 financial assets for the three and nine months ended September 30, 2011 is as follows:

(Millions)	Foreign Securities		Commercial Mortgage-backed Securities	Equity Securities	Other		Total
Three Months Ended September 30, 2011
Beginning balance	$50.1		$39.8	$33.2	$130.0		$253.1
Net realized and unrealized capital gains (losses):
Included in earnings	.1		1.1	—	(.6)		.6
Included in other comprehensive income	(1.5)		(2.2)	—	1.0		(2.7)
Other (1)	(1.1)		—	(1.8)	(3.8)		(6.7)
Purchases	7.2		—	5.3	12.1		24.6
Sales	—		—	(.3)	(6.3)		(6.6)
Settlements	—		(10.0)	—	(5.7)		(15.7)
Transfers into Level 3	—		—	—	11.1	(2)	11.1
Ending balance	$54.8		$28.7	$36.4	$137.8		$257.7
Amount of Level 3 net unrealized losses
included in net income	$—		$—	$—	$—		$—

(Millions)	Foreign Securities		Commercial Mortgage-backed Securities	Equity Securities	Other		Total
Nine Months Ended September 30, 2011
Beginning balance	$54.9		$36.9	$37.9	$138.6		$268.3
Net realized and unrealized capital gains (losses):
Included in earnings	1.1		2.6	—	(2.2)		1.5
Included in other comprehensive income	(2.0)		.8	—	1.2		—
Other (1)	(.4)		—	(6.7)	(3.8)		(10.9)
Purchases	27.4		—	5.5	22.7		55.6
Sales	(16.4)		—	(.3)	(10.0)		(26.7)
Settlements	(.8)		(11.6)	—	(19.8)		(32.2)
Transfers (out of) into Level 3	(9.0)	(2)	—	—	11.1	(2)	2.1
Ending balance	$54.8		$28.7	$36.4	$137.8		$257.7
Amount of Level 3 net unrealized losses
included in net income	$—		$—	$—	$(.2)		$(.2)

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our operating results.

(2)	Amounts represent gross transfers (out of) into Level 3.

The change in the balance of Level 3 financial assets for the three and nine months ended September 30, 2010 was as follows:

	Three Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2010
(Millions)	U.S. Corporate Securities	Foreign Securities	Other	Total	U.S. Corporate Securities	Foreign Securities	Other	Total
Beginning balance	$85.1	$50.9	$169.1	$305.1	$75.3	$199.0	$209.2	$483.5
Net realized and unrealized gains (losses):
Included in earnings	(.1)	1.5	.3	1.7	(.4)	8.2	4.7	12.5
Included in other comprehensive income	(.9)	.4	13.8	13.3	(1.7)	(3.2)	25.2	20.3
Other (1)	—	.8	1.8	2.6	(.2)	1.8	(3.7)	(2.1)
Purchases, sales and maturities	3.3	(7.0)	(1.8)	(5.5)	(11.3)	(92.0)	(56.1)	(159.4)
Transfers out of Level 3	(27.1)	(4.8)	(12.1)	(44.0)	(1.4)	(72.0)	(8.2)	(81.6)
Ending balance	$60.3	$41.8	$171.1	$273.2	$60.3	$41.8	$171.1	$273.2
Amount of Level 3 net unrealized losses included in net income	$—	$—	$(.4)	$(.4)	$—	$—	$(.4)	$(.4)

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our operating results.

There were no material transfers into Level 3 during the three and nine months ended September 30, 2010. During 2010, certain investments previously classified as Level 3 were reclassified to Level 2 because we were able to obtain observable market data.

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

Investment contract liabilities:
•With a fixed maturity:  Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, us for similar contracts.
•Without a fixed maturity:  Fair value is estimated as the amount payable to the contract holder upon demand.  However, we have the right under such contracts to delay payment of withdrawals that may ultimately result in paying an amount different than that determined to be payable on demand.

Long-term debt:  Fair values are based on quoted market prices for the same or similar issued debt or, if no quoted market prices are available, on the current rates estimated to be available to us for debt of similar terms and remaining maturities.

The carrying value and estimated fair value of certain of our financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
(Millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Mortgage loans	$1,605.8	$1,650.5	$1,509.8	$1,526.1
Liabilities:
Investment contract liabilities:
With a fixed maturity	37.4	37.7	41.7	42.7
Without a fixed maturity	533.6	553.9	511.5	510.9
Long-term debt	3,977.1	4,683.5	4,382.5	4,728.9

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 17.  Separate Accounts real estate assets were transitioned out of our business in the second quarter of 2010.  The following is a description of the valuation methodology used to price our real estate investments that are carried at fair value, including the general classification pursuant to the valuation hierarchy.

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

Separate Accounts financial assets at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011				December 31, 2010
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$1,264.2	$2,627.3	$.1	$3,891.6	$1,059.7	$2,524.9	$56.0	$3,640.6
Equity securities	839.3	—	—	839.3	1,231.9	—	—	1,231.9
Derivatives	—	(4.7)	—	(4.7)	—	.2	—	.2
Total (1)	$2,103.5	$2,622.6	$.1	$4,726.2	$2,291.6	$2,525.1	$56.0	$4,872.7

(1)	Excludes $432.9 million and $422.6 million of cash and cash equivalents and other receivables at September 30, 2011 and December 31, 2010, respectively.

The change in the balance of Level 3 Separate Accounts financial assets for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
(Millions)	Debt Securities	Debt Securities
Beginning balance	$39.0	$56.0
Total losses accrued to contract holders	—	(15.6)
Purchases, sales and settlements	(38.2)	(39.1)
Transfers out of Level 3	(.7)	(1.2)
Ending balance	$.1	$.1

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
(Millions)	Debt Securities	Debt Securities	Real Estate	Total
Beginning balance	$87.7	$97.3	$71.4	$168.7
Total (losses) gains accrued to contract holders	(13.2)	(43.8)	5.2	(38.6)
Purchases, sales and maturities	3.1	21.1	.2	21.3
Transfers out of Level 3 (1)	(3.7)	(.7)	(76.8)	(77.5)
Ending balance	$73.9	$73.9	$—	$73.9

(1)	The transfers out of Level 3 for 2010 primarily represent real estate Separate Account assets that were transitioned out of our business in the second quarter of 2010.

10.	Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our tax-qualified noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2011	2010	2011	2010	2011	2010	2011	2010
Operating component:
Service cost	$—	$16.4	$—	$47.1	$—	$.1	$.1	$.2
Amortization of prior service cost	(.1)	(.4)	(.3)	(1.5)	(1.0)	(1.0)	(2.8)	(2.8)
Curtailment gain	—	(11.9)	—	(11.9)	—	—	—	—
Total operating component (1)	(.1)	4.1	(.3)	33.7	(1.0)	(.9)	(2.7)	(2.6)
Financing component:
Interest cost	78.0	74.9	234.2	228.2	4.2	4.5	12.5	13.4
Expected return on plan assets	(95.9)	(87.8)	(287.8)	(264.3)	(.9)	(.9)	(2.7)	(2.7)
Recognized net actuarial losses	14.6	40.9	43.8	141.4	1.3	1.1	3.7	3.4
Total financing component (1)	(3.3)	28.0	(9.8)	105.3	4.6	4.7	13.5	14.1
Net periodic benefit (income) cost	$(3.4)	$32.1	$(10.1)	$139.0	$3.6	$3.8	$10.8	$11.5

(1)
The operating component of this expense is allocated to our business segments and the financing component is allocated to our Corporate Financing segment.  Our Corporate Financing segment is not a business segment but is added to our business segments to reconcile to our consolidated results.  Refer to Note 15 beginning on page 29 for additional information on our business segments.

On August 31, 2010, we announced that pension eligible employees would no longer earn future pension service credits in our tax-qualified noncontributory defined benefit pension plan (the "Aetna Pension Plan") effective December 31, 2010. The Aetna Pension Plan will continue to operate and account balances will continue to earn annual interest credits.

This announced change required a re-measurement of the Aetna Pension Plan's obligations and plan assets as of August 31, 2010. As a result of this re-measurement, our pension obligation increased by approximately $743 million (due primarily to a lower discount rate), accumulated other comprehensive income decreased by approximately $836 million ($543 million after tax), and the fair value of plan assets increased by approximately $156 million. In performing this re-measurement, we used a discount rate of 4.77%, consistent with our methodology for determining the discount rate using a yield curve, and an expected long-term rate of return of 7.5%. Additionally, as a result of this re-measurement, we revised the amortization period we use for actuarial gains and losses from 9 years to 31 years, reflecting the estimated average remaining participation period for current participants.

These actions also resulted in $12 million of one-time curtailment gains in the third quarter of 2010 and lower pension cost for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010.

In addition, during the third quarters of 2011 and 2010, we made $60 million and $505 million, respectively, in voluntary cash contributions to the Aetna Pension Plan.

11.	Debt

The carrying value of our long-term debt at September 30, 2011 and December 31, 2010 was as follows:

(Millions)	September 30, 2011	December 31, 2010
Senior notes, 5.75%, due 2011 (1)	$—	$450.0
Senior notes, 7.875%, due 2011 (1)	—	449.9
Senior notes, 6.0%, due 2016	747.9	747.6
Senior notes, 6.5%, due 2018	499.0	498.9
Senior notes, 3.95%, due 2020	742.4	741.7
Senior notes, 4.125%, due 2021	493.3	—
Senior notes, 6.625%, due 2036	798.7	798.7
Senior notes, 6.75%, due 2037	695.8	695.7
Total long-term debt	3,977.1	4,382.5

(1)	The 5.75% senior notes and the 7.875% senior notes were repaid in June 2011 and March 2011, respectively. These were classified as current in the consolidated balance sheet as of December 31, 2010.

In the three and nine months ended September 30, 2011, we entered into two interest rate swaps with an aggregate notional value of $250 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt. At September 30, 2011, these interest rate swaps had an aggregate fair market value loss of $3 million, which was reflected in accumulated other comprehensive income.

In May 2011, we issued $500 million of 4.125% senior notes due 2021 (the “2011 senior notes”) in anticipation of the scheduled maturity of our 5.75% senior notes due June 2011.  In the first half of 2011, prior to issuing the 2011 senior notes, we entered into two interest rate swaps with an aggregate notional value of $250 million and designated those interest rate swaps as a hedge against interest rate exposure related to the forecast issuance of that fixed-rate debt.  We terminated the swaps concurrently with issuing the 2011 senior notes and upon termination of the swaps, paid $9 million to the swap counterparty.  The related $9 million loss is recorded in accumulated other comprehensive income and is being amortized as interest expense over the ten-year life of the 2011 senior notes.

At September 30, 2011, we had approximately $450 million of commercial paper outstanding with a weighted average interest rate of .38%.  At December 31, 2010, we did not have any commercial paper outstanding.

At September 30, 2011, we had an unsecured $1.5 billion revolving credit agreement (the “Facility”) with several financial institutions which terminates in March 2013.  The Facility provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .045% to .175% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .06% at September 30, 2011.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at September 30, 2011.  There were no amounts outstanding under the Facility at any time during the three or nine months ended September 30, 2011.

12.	Capital Stock

Our Board of Directors (our "Board") authorized three separate share repurchase programs on December 3, 2010, May 20, 2011 and September 23, 2011, respectively. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the nine months ended September 30, 2011, we repurchased approximately 31 million shares of common stock at a cost of approximately $1.2 billion.  At September 30, 2011, we had remaining authorization to repurchase an aggregate of up to approximately $1 billion of common stock under the May 20, 2011 and September 23, 2011 programs.

In February 2011, we announced that our Board increased our cash dividend to shareholders to $.15 per share and moved us to a quarterly dividend payment cycle.  Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share.

During the nine months ended September 30, 2011 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 3, 2011	$.15	April 14, 2011	April 29, 2011	$57.0
May 20, 2011	.15	July 14, 2011	July 29, 2011	55.9
September 23, 2011	.15	October 13, 2011	October 28, 2011	54.3

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

13.	Dividend Restrictions and Statutory Surplus

Under regulatory requirements at September 30, 2011, the amount of dividends that may be paid through the end of 2011 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $372 million in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.  In the third quarter of 2011, our insurance and HMO subsidiaries paid approximately $1.1 billion of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $6.5 billion and $6.2 billion at September 30, 2011 and December 31, 2010, respectively.

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

Various plaintiffs who are health care providers or medical associations seek to represent nationwide classes of out-of-network providers who provided services to our members during the period from 2001 to the present.  Various plaintiffs who are members in our health plans seek to represent nationwide classes of our members who received services from out-of-network providers during the period from 2001 to the present.  Taken together, these lawsuits allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act and federal antitrust laws, either acting alone or in concert with our competitors.  The purported classes seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and seek to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.  Individual lawsuits that generally contain similar allegations and seek similar relief have been brought by health plan members and out-of-network providers.

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

We believe that the Office of the Inspector General (the “OIG”) also is auditing risk adjustment data, and we expect CMS and the OIG to continue auditing risk adjustment data for the 2007 contract year and beyond.  Aetna and other Medicare Advantage organizations have provided comments to CMS in response to CMS’s December 2010 proposed RADV sampling and payment error calculation methodology by which CMS proposes to calculate and extrapolate RADV audit payment error rates for, and determine premium refunds payable by, Medicare Advantage plans.  Our concerns with CMS’s proposed methodology include the fact that the proposed methodology does not take into account the “error rate” in the original Medicare fee-for-service data that was used to develop the risk adjustment system and that retroactive audit and payment adjustments undermine the actuarial soundness of Medicare Advantage bids.  CMS has indicated that it may make retroactive contract-level premium payment adjustments based on the results of these RADV audits, which could occur as early as the fourth quarter of 2011.  CMS’s premium adjustments could be implemented prior to our, or other Medicare Advantage plans, having an opportunity to appeal the audit or payment error calculation results or methodology.  We are unable to predict the ultimate outcome of CMS’s final RADV audit methodology, other audits for the 2007 contract year or subsequent contract years, the amounts of any retroactive refunds of, or prospective adjustments to, premium payments made to us, or whether any audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years.  Any premium refunds or adjustments resulting from regulatory audits, including those resulting from CMS’s selection of its final RADV audit methodology, whether as a result of RADV or other audits by CMS or OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

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

Summarized financial information of our segments for the three and nine months ended September 30, 2011 and 2010 was as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended September 30, 2011
Revenue from external customers	$7,695.9	$426.6	$40.6	$—	$8,163.1
Operating earnings (loss) (1)	525.7	37.9	4.4	(39.6)	528.4
Three Months Ended September 30, 2010
Revenue from external customers	$7,733.3	$436.2	$41.5	$—	$8,211.0
Operating earnings (loss) (1)	442.2	34.6	5.6	(62.8)	419.6
Nine Months Ended September 30, 2011
Revenue from external customers	$22,919.1	$1,288.1	$133.1	$—	$24,340.3
Operating earnings (loss) (1)	1,593.9	125.2	16.4	(124.1)	1,611.4
Nine Months Ended September 30, 2010
Revenue from external customers	$23,258.1	$1,345.5	$125.7	$—	$24,729.3
Operating earnings (loss) (1)	1,369.7	107.5	21.4	(198.2)	1,300.4

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation on page 30.

A reconciliation of operating earnings (1) to net income for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Operating earnings	$528.4	$419.6	$1,611.4	$1,300.4
Voluntary early retirement program	(89.1)	—	(89.1)	—
Litigation-related insurance proceeds	—	26.6	—	85.1
Net realized capital gains	51.1	51.4	90.8	165.7
Net income	$490.4	$497.6	$1,613.1	$1,551.2

(1)
In addition to net realized capital gains, the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
In July 2011, we announced a voluntary early retirement program (the "Program").  In connection with the Program, we recorded a one-time charge of $89.1 million ($137.0 million pretax) during the three and nine months ended September 30, 2011.

•
Following a Pennsylvania Supreme Court ruling in June 2009, we recorded litigation-related insurance proceeds of $26.6 million ($41.0 million pretax) and $85.1 million ($131.0 million pretax) for the three and nine months ended September 30, 2010, respectively, from our liability insurers related to certain litigation we settled in 2003.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2011 and 2010 was as follows (pretax):

(Millions)	2011	2010
Reserve, beginning of period	$884.8	$789.2
Operating income (loss)	4.7	(19.3)
Net realized capital gains	19.3	84.2
Reserve, end of period	$908.8	$854.1

During the nine months ended September 30, 2011, our discontinued products reflected net realized capital gains (primarily attributable to gains from the sale of debt securities partially offset by losses from derivative transactions) and operating income. We evaluated these results against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve is required at September 30, 2011.

Assets and liabilities supporting discontinued products at September 30, 2011 and December 31, 2010 were as follows: (1)

(Millions)	2011	2010
Assets:
Debt and equity securities available for sale	$2,613.1	$2,611.9
Mortgage loans	455.5	498.8
Other investments	654.5	601.6
Total investments	3,723.1	3,712.3
Other assets	81.7	90.4
Collateral received under securities loan agreements	—	35.1
Current and deferred income taxes	23.4	20.7
Receivable from continuing products (2)	515.3	492.4
Total assets	$4,343.5	$4,350.9
Liabilities:
Future policy benefits	$3,040.9	$3,162.2
Policyholders' funds	8.3	10.2
Reserve for anticipated future losses on discontinued products	908.8	884.8
Collateral payable under securities loan agreements	—	35.1
Other liabilities (3)	385.5	258.6
Total liabilities	$4,343.5	$4,350.9

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	The receivable from continuing products is eliminated in consolidation.

(3)	Net unrealized capital gains on the available-for-sale debt securities are included in other liabilities and are not reflected in consolidated shareholders’ equity.

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $102 million and $311 million for the three and nine months ended September 30, 2011, respectively, and $107 million and $321 million for the three and nine months ended September 30, 2010, respectively. Participant-directed withdrawals from our discontinued products were not significant in the three or nine months ended September 30, 2011 or 2010.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2011, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These consolidated financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Hartford, Connecticut
October 27, 2011

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

The following MD&A provides a review of our financial condition at September 30, 2011 and December 31, 2010 and operating results for the three and nine months ended September 30, 2011 and 2010.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2010 Annual Report on Form 10-K (the “2010 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Revenue:
Health Care	$7,832.9	$7,894.1	$23,282.7	$23,699.4
Group Insurance	509.3	526.6	1,524.1	1,609.2
Large Case Pensions	133.1	118.1	400.7	397.5
Total revenue	8,475.3	8,538.8	25,207.5	25,706.1
Net income	490.4	497.6	1,613.1	1,551.2
Operating earnings: (1)
Health Care	525.7	442.2	1,593.9	1,369.7
Group Insurance	37.9	34.6	125.2	107.5
Large Case Pensions	4.4	5.6	16.4	21.4
Cash flows from operations			2,013.8	846.6

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to “Segment Results and Use of Non-GAAP Measures” in this document beginning on page 36 for a discussion of non-GAAP measures.  Refer to pages 37, 40 and 41 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings in aggregate improved for the three and nine months ended September 30, 2011 when compared to the corresponding periods in 2010. These results reflect lower than projected utilization, our pricing discipline and our medical cost management strategies, partially offset by the effect of lower Commercial Insured membership in 2011. Our operating earnings reflect approximately $181 million pretax and $107 million pretax of favorable development of prior period health care cost estimates for the three months ended September 30, 2011 and 2010, respectively. Our operating earnings reflect approximately $218 million pretax and $142 million pretax of favorable development of prior year health care cost estimates for the nine months ended September 30, 2011 and 2010, respectively.

Total revenue declined during the three and nine months ended September 30, 2011 when compared to the corresponding periods in 2010 primarily due to a decline in Health Care premium, partially offset by higher Health Care fees and other revenue.

At September 30, 2011, we served approximately 18.2 million medical members (consisting of approximately 31% Insured members and 69% ASC members), 13.6 million dental members and 8.8 million pharmacy benefit management services members.  At September 30, 2010, we served approximately 18.5 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.8 million dental members and 9.5 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2011 and 2010, generating $2.2 billion and $1.1 billion of cash flows from operations in our Health Care and Group Insurance businesses during the nine months ended September 30, 2011 and 2010, respectively.  During the first nine months of 2011, these cash flows funded ordinary course operating activities, acquisitions with an aggregate purchase price of approximately $1.1 billion, and the repayment of $450 million aggregate principal amount of our 7.875% senior notes due March 2011. Additionally, we repurchased approximately 31 million and 33 million shares of common stock under our share repurchase programs at a cost of approximately $1.2 billion and $1.0 billion during the nine months ended September 30, 2011 and 2010, respectively.  Refer to “Liquidity and Capital Resources” beginning on page 45 and Note 11 of Condensed Notes to Consolidated Financial Statements on page 24 for additional information.

During May 2011, we issued $500 million aggregate principal amount of 4.125% senior notes due in 2021 and used the majority of the proceeds to repay the $450 million aggregate principal amount of our 5.75% senior notes due June 2011.  Refer to “Liquidity and Capital Resources” beginning on page 45 and Note 11 of Condensed Notes to Consolidated Financial Statements on page 24 for additional information.

Acquisitions
During the nine months ended September 30, 2011, we completed the acquisitions of Medicity Inc. ("Medicity") and Prodigy Health Group ("Prodigy"). In October 2011, we completed the acquisitions of Genworth Financial, Inc.'s ("Genworth's") Medicare Supplement business and related blocks of in-force business and PayFlex Holdings, Inc. ("PayFlex"). Each of these acquisitions was funded using available resources.

•Medicity Inc.
In January 2011, we acquired Medicity, a health information exchange company, for approximately $490 million.

•Prodigy Health Group
In June 2011, we acquired Prodigy, a third party administrator of self-funded health care plans, for approximately $600 million.

•Genworth Financial, Inc.’s Medicare Supplement Business and Related Blocks of In-Force Business
In October 2011, we acquired Genworth's Medicare Supplement business and related blocks of in-force business for approximately $260 million.

•PayFlex Holdings, Inc.
In October 2011, we acquired PayFlex, one of the nation’s largest independent account-based health plan administrators, for approximately $190 million.

Refer to Notes 3 and 6 of Condensed Notes to Consolidated Financial Statements beginning on pages 7 and 9, respectively for additional information.

Voluntary Early Retirement Program
In July 2011, we announced a voluntary early retirement program (the “Program”).  In connection with the Program, we recorded a one-time charge for enhanced severance and benefits of $89 million ($137 million pretax) during the three and nine months ended September 30, 2011.

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

Board of Directors Update
Fernando Aguirre was appointed to our Board of Directors (the "Board") in July 2011, for a term that will run until our 2012 Annual Meeting of Shareholders. Mr. Aguirre is Chairman and Chief Executive Officer of Chiquita Brands International, Inc. He also serves on our Board's Audit Committee and Medical Affairs Committee. With the addition of Mr. Aguirre, our Board consists of thirteen directors.

Management Update
On February 25, 2011, the Board elected Mark T. Bertolini Chairman of the Board and Chairman of the Board’s Executive Committee, each effective April 8, 2011, upon the retirement of Ronald A. Williams, our previous executive Chairman.

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

Components of the legislation will be phased in over the next seven years.  We are and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state-level health care reform.  While the federal government has issued a number of regulations implementing Health Care Reform, many significant parts of the legislation, including health insurance exchanges and the implementation of minimum medical loss ratios (“MLRs”), require further guidance and clarification both at the federal level and in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years.  Pending efforts in the U.S. Congress to repeal, amend or restrict funding for various aspects of Health Care Reform and pending litigation challenging the constitutionality of Health Care Reform create additional uncertainty about the ultimate impact of the legislation.

For additional information on Health Care Reform, including the pending litigation, refer to "Regulatory Environment" and "Forward-Looking Information/Risk Factors" beginning on page 47 and “MD&A - Overview – Health Care Reform Legislation”, “Regulatory Environment” and "Forward-Looking Information/Risk Factors" in our 2010 Annual Report.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 29.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).  Effective December 31, 2010, our employees no longer earn future pension service credits in our tax-qualified noncontributory defined benefit pension plan (the “Aetna Pension Plan”).  The Aetna Pension Plan will continue to operate and account balances will continue to earn annual interest credits.  The decrease in our pension cost for the three and nine months ended September 30, 2011 compared to the corresponding periods in 2010 was caused by this freezing of the Aetna Pension Plan.  We expect our future pension expense to continue to be lower than 2010.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 23.

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

Operating Summary for the Three and Nine Months Ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Premiums:
Commercial	$5,074.3	$5,140.7	$15,119.3	$15,432.5
Medicare	1,333.4	1,482.2	4,100.5	4,508.7
Medicaid	369.0	286.0	1,040.9	778.0
Total premiums	6,776.7	6,908.9	20,260.7	20,719.2
Fees and other revenue	919.2	824.4	2,658.4	2,538.9
Net investment income	83.7	100.8	261.6	313.5
Net realized capital gains	53.3	60.0	102.0	127.8
Total revenue	7,832.9	7,894.1	23,282.7	23,699.4
Health care costs	5,345.5	5,649.3	16,060.3	16,998.9
Operating expenses:
Selling expenses	249.8	285.8	772.2	866.8
General and administrative expenses	1,475.4	1,147.9	3,933.7	3,375.4
Total operating expenses	1,725.2	1,433.7	4,705.9	4,242.2
Amortization of other acquired intangible assets	30.6	21.7	79.7	66.9
Total benefits and expenses	7,101.3	7,104.7	20,845.9	21,308.0
Income before income taxes	731.6	789.4	2,436.8	2,391.4
Income taxes	260.3	281.9	865.7	827.4
Net income	$471.3	$507.5	$1,571.1	$1,564.0

The table presented below reconciles net income to operating earnings (1) for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Net income	$471.3	$507.5	$1,571.1	$1,564.0
Voluntary early retirement program	89.1	—	89.1	—
Litigation-related insurance proceeds	—	(26.6)	—	(85.1)
Net realized capital gains	(34.7)	(38.7)	(66.3)	(109.2)
Operating earnings	$525.7	$442.2	$1,593.9	$1,369.7

(1)
In addition to net realized capital gains, the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
In July 2011, we announced a voluntary early retirement program (the "Program").  In connection with the Program, we recorded a one-time charge of $89.1 million ($137.0 million pretax) during the three and nine months ended September 30, 2011.

•
Following a Pennsylvania Supreme Court ruling in June 2009, we recorded litigation-related insurance proceeds of $26.6 million ($41.0 million pretax) and $85.1 million ($131.0 million pretax) for the three and nine months ended September 30, 2010, respectively, from our liability insurers related to certain litigation we settled in 2003.

Operating earnings for the three and nine months ended September 30, 2011 were higher than the corresponding periods in 2010, primarily due to higher Commercial underwriting margins which continued to benefit from lower than projected utilization and disciplined execution of our pricing and medical cost management strategies, partially offset by the effect of lower Commercial Insured membership in 2011.  Included in these amounts are approximately $117 million ($181 million pretax) and $69 million ($107 million pretax) of favorable development of prior period health care costs estimates for the three months ended September 30, 2011 and 2010, respectively.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three and nine months ended September 30, 2011 and 2010, our MBRs by product were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Commercial	77.8%	80.5%	77.5%	80.5%
Medicare	81.4%	84.9%	83.7%	86.1%
Medicaid	84.7%	88.8%	86.7%	88.1%
Total	78.9%	81.8%	79.3%	82.0%

Refer to our discussion of Commercial and Medicare results below for an explanation of the changes in our MBRs.

Commercial results reflect higher underwriting margins and lower Insured membership in 2011 compared to 2010.
Commercial premiums decreased approximately $66 million and $313 million for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding periods in 2010, primarily due to lower Commercial Insured membership in 2011, partially offset by premium rate increases as well as changes in the customer market, product and geographic mix of business.

Our Commercial MBRs were 77.8% and 77.5% for the three and nine months ended September 30, 2011, respectively, compared to 80.5% for each of the corresponding periods in 2010.  Included in these amounts were approximately $141 million and $90 million of favorable development of prior period health care cost estimates for the three months ended September 30, 2011 and 2010, respectively.  The significant majority of favorable development of prior-period Commercial health care cost estimates for the three months ended September 30, 2011 and 2010 relates to the current year, primarily from second-quarter 2011 and 2010 medical cost trend emerging favorably in each year, primarily due to lower than projected utilization of medical services. Excluding this development, the Commercial MBR remains lower in 2011 than 2010, reflecting lower than projected utilization of medical services across all key medical cost categories. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2010 Annual Report for a discussion of Health Care Costs Payable at December 31, 2010.

Medicare results for the three and nine months ended September 30, 2011 reflect a decline in membership from the corresponding periods in 2010.
Medicare premiums decreased approximately $149 million and $408 million for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding periods in 2010, primarily attributable to a decrease in Medicare membership in 2011 due to the intermediate sanctions imposed on us by CMS, which did not allow us to participate in the 2010 open enrollment for individual 2011 Medicare plans.

Our Medicare MBRs were 81.4% and 83.7% for the three and nine months ended September 30, 2011, respectively, compared to 84.9% and 86.1% for the corresponding periods in 2010.  Included in these amounts were approximately $22 million and $6 million of favorable development of prior period Medicare health care cost estimates for the three months ended September 30, 2011 and 2010, respectively.  Excluding this development, the Medicare MBR remains lower in 2011 than 2010, primarily reflecting changes in mix of business, lower than projected utilization of medical services and higher risk-adjusted CMS revenue.

Other Sources of Revenue
Health Care fees and other revenue for the three and nine months ended September 30, 2011 increased $95 million and $120 million compared to the corresponding periods in 2010 primarily as a result of higher Commercial ASC fee yields, including pharmacy benefit management fees from our relationship with CVS Caremark Corporation, and additional revenue from the businesses we acquired through September 30, 2011, partially offset by the impact of lower Commercial ASC membership.

General and Administrative Expenses
General and administrative expenses increased during the three and nine months ended September 30, 2011, due primarily to the one-time charge associated with the voluntary early retirement program that we announced in July 2011, the inclusion of expenses associated with acquisitions completed within the nine months ended September 30, 2011, the settlement of certain contractual disputes during the three months ended September 30, 2011 and increased investment spending, including open enrollment and marketing initiatives. Additionally, the three and nine months ended September 30, 2010 included litigation-related insurance proceeds which lowered general and administrative expenses in 2010.

Membership
Health Care’s membership at September 30, 2011 and 2010 was as follows:

	2011			2010
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,757	11,804	16,561	5,051	11,857	16,908
Medicare	408	—	408	449	—	449
Medicaid	426	835	1,261	366	805	1,171
Total Medical Membership	5,591	12,639	18,230	5,866	12,662	18,528

Consumer-Directed Health Plans (1)			2,399			2,225

Dental:
Commercial	4,729	7,366	12,095	4,963	7,243	12,206
Medicare and Medicaid	187	466	653	170	455	625
Network Access (2)	—	899	899	—	967	967
Total Dental Membership	4,916	8,731	13,647	5,133	8,665	13,798

Pharmacy:
Commercial			8,162			8,646
Medicare PDP (stand-alone)			429			622
Medicare Advantage PDP			188			231
Medicaid			27			30
Total Pharmacy Benefit Management Services			8,806			9,529

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.

Total medical membership at September 30, 2011 decreased compared to September 30, 2010, reflecting a reduction in Commercial membership due primarily to in-group attrition and lapsed customers that exceeded new sales, as well as lower Medicare enrollment primarily due to CMS sanctions that was partially offset by approximately 531 thousand additional ASC members from the Prodigy acquisition and growth in Medicaid membership.

Total dental membership at September 30, 2011 decreased compared to September 30, 2010 primarily due to lapsed customers that exceeded new sales, partially offset by approximately 394 thousand additional members from the Prodigy acquisition.

Total pharmacy benefit management services membership decreased at September 30, 2011 compared to September 30, 2010 primarily due to a decrease in Commercial medical enrollment and a decline in Medicare PDP membership, partially offset by approximately 282 thousand additional members from the Prodigy acquisition.

We project that Commercial ASC membership in large accounts will decline by approximately 500 thousand members in the first quarter of 2012 compared to year end 2011, with the decline partially offset by growth in our other businesses.

GROUP INSURANCE

Group Insurance primarily includes group life insurance products offered on an Insured basis, including basic and supplemental group term life, group universal life, supplemental or voluntary programs, and accidental death and dismemberment coverage.  Group Insurance also includes: (i) group disability products offered to employers on both an Insured and an ASC basis, which consist primarily of short-term and long-term disability insurance (and products which combine both), (ii) absence management services offered to employers, which include short-term and long-term disability administration and leave management, and (iii) long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers.

Operating Summary for the Three and Nine Months Ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Premiums:
Life	$256.4	$266.1	$777.4	$822.8
Disability	133.9	130.9	400.0	403.2
Long-term care	11.7	13.1	34.5	40.5
Total premiums	402.0	410.1	1,211.9	1,266.5
Fees and other revenue	24.6	26.1	76.2	79.0
Net investment income	62.4	65.5	204.8	203.1
Net realized capital gains	20.3	24.9	31.2	60.6
Total revenue	509.3	526.6	1,524.1	1,609.2
Current and future benefits	350.0	368.0	1,067.4	1,138.3
Operating expenses:
Selling expenses	19.3	19.0	54.8	62.0
General and administrative expenses	67.0	65.3	196.3	197.0
Total operating expenses	86.3	84.3	251.1	259.0
Amortization of other acquired intangible assets	1.1	1.7	3.9	5.1
Total benefits and expenses	437.4	454.0	1,322.4	1,402.4
Income before income taxes	71.9	72.6	201.7	206.8
Income taxes	20.8	21.8	56.2	52.1
Net income	$51.1	$50.8	$145.5	$154.7

The table presented below reconciles net income to operating earnings for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Net income	$51.1	$50.8	$145.5	$154.7
Net realized capital gains	(13.2)	(16.2)	(20.3)	(47.2)
Operating earnings	$37.9	$34.6	$125.2	$107.5

Operating earnings for the three and nine months ended September 30, 2011 increased compared to the corresponding periods in 2010, primarily due to higher underwriting margins from our disability products.

The group benefit ratio (which represents current and future benefits divided by premiums) was 87.1% and 88.1% for the three and nine months ended September 30, 2011, respectively, compared to 89.7% and 89.9% for corresponding periods in 2010.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Premiums	$37.8	$38.8	$125.0	$117.6
Net investment income	87.5	81.9	261.1	260.5
Other revenue	2.8	2.7	8.1	8.1
Net realized capital gains (losses)	5.0	(5.3)	6.5	11.3
Total revenue	133.1	118.1	400.7	397.5
Current and future benefits	120.7	112.9	366.5	350.3
General and administrative expenses	3.5	3.4	10.8	8.8
Total benefits and expenses	124.2	116.3	377.3	359.1
Income before income taxes	8.9	1.8	23.4	38.4
Income taxes (benefits)	1.3	(.3)	2.8	7.7
Net income	$7.6	$2.1	$20.6	$30.7

The table presented below reconciles net income to operating earnings for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Net income	$7.6	$2.1	$20.6	$30.7
Net realized capital (gains) losses	(3.2)	3.5	(4.2)	(9.3)
Operating earnings	$4.4	$5.6	$16.4	$21.4

Operating earnings in 2011 declined compared to 2010, due primarily to the run-off nature of this segment.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate future losses over their life (which is currently greater than 30 years for SPAs and less than 5 years for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 17 of Condensed Notes to Consolidated Financial Statements beginning on page 30.

The operating summary for Large Case Pensions on page 41 includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the operating results of our discontinued products are applied against the reserve and do not impact operating earnings or net income for Large Case Pensions. However, if actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly.  The current reserve reflects management's best estimate of anticipated future losses.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2011 and 2010 was as follows (pretax):

(Millions)	2011	2010
Reserve, beginning of period	$884.8	$789.2
Operating income (loss)	4.7	(19.3)
Net realized capital gains	19.3	84.2
Reserve, end of period	$908.8	$854.1

During the nine months ended September 30, 2011, our discontinued products reflected net realized capital gains (primarily attributable to gains from the sale of debt securities partially offset by losses from derivative transactions) and operating income. We evaluated these results against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve is required at September 30, 2011.

INVESTMENTS

At September 30, 2011 and December 31, 2010 our investment portfolio consisted of the following:

(Millions)	September 30, 2011	December 31, 2010
Debt and equity securities available for sale	$16,771.7	$16,961.6
Mortgage loans	1,605.8	1,509.8
Other investments	1,329.0	1,244.6
Total investments	$19,706.5	$19,716.0

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees).  Anticipated future losses associated with the discontinued fully-guaranteed Large Case Pensions products are provided for in the reserve for anticipated future losses on discontinued products.

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at September 30, 2011 and December 31, 2010:

(Millions)	September 30, 2011	December 31, 2010
Experience-rated products	$1,681.8	$1,690.2
Discontinued products	3,723.1	3,712.3
Remaining products	14,301.6	14,313.5
Total investments	$19,706.5	$19,716.0

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2011	2010	2011	2010
Scheduled contract maturities and benefit payments (1)	$63.1	$64.7	$191.0	$197.2
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	19.7	5.6	27.5	10.4
Participant-directed withdrawals	.5	1.6	2.9	2.8

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both September 30, 2011 and December 31, 2010, with approximately $4.1 billion at September 30, 2011 and $4.4 billion at December 31, 2010 rated AAA.  The debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.1 billion at September 30, 2011 and $1.2 billion at December 31, 2010 (of which 21% and 17% at September 30, 2011 and December 31, 2010, respectively, supported our discontinued and experience-rated products).

At September 30, 2011 and December 31, 2010, we held approximately $719 million and $707 million, respectively, of municipal debt securities and $2 million on each date of structured product debt securities that were guaranteed by third parties, collectively representing approximately 4% of our total investments on each date.  These securities had an average credit quality rating of A+ at both September 30, 2011 and December 31, 2010 with the guarantee.  Without the guarantee, the average credit quality rating of the municipal debt securities was A at both September 30, 2011 and December 31, 2010.  The structured product debt securities without guarantees are not rated by the rating agencies on a standalone basis.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 2% of our debt and equity securities at both September 30, 2011 and December 31, 2010 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 17 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At September 30, 2011 and December 31, 2010, our debt and equity securities had net unrealized capital gains of $1.3 billion and $985 million, respectively, of which $428 million and $301 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 10 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at September 30, 2011 and December 31, 2010.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary-impairments ("OTTI") of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2010 Annual Report for more information.

Net Realized Capital Gains and Losses
Net realized capital gains were $51 million ($79 million pretax) and $91 million ($140 million pretax) for the three and nine months ended September 30, 2011, respectively, and $51 million ($80 million pretax) and $166 million ($200 million pretax) for the corresponding periods in 2010, respectively.  We had no individual realized capital losses on debt or equity securities that materially impacted our operating results during the three or nine months ended September 30, 2011 or 2010.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented 8% of our total invested assets at both September 30, 2011 and December 31, 2010.  There were no material impairment reserves on these loans at September 30, 2011 or December 31, 2010.  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements on page 10 for additional information on our mortgage loan portfolio.

Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities where appropriate.  We manage credit risk by seeking to maintain high average quality ratings and diversified sector exposure within our debt securities portfolio.  In connection with our investment and risk management objectives, we also use derivative financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  Our use of these derivatives is generally limited to hedging risk and has principally consisted of using interest rate swap agreements, forward contracts, futures contracts, put options and credit default swaps.  Additionally, from time to time, we receive warrants from our vendors.  These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk.  However, when used for hedging, we expect these instruments to reduce overall risk.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, and issuing commercial paper from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses, share repurchases and shareholder dividends.  We have a committed short-term borrowing capacity of $1.5 billion through our revolving credit facility.  During the nine months ended September 30, 2011, we also used our cash flows for business acquisitions and to repay maturing long-term debt.

Presented below is a condensed statement of cash flows for the nine months ended September 30, 2011 and 2010.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 4 for additional information.

(Millions)	2011	2010
Cash flows from operating activities
Health Care and Group Insurance	$2,216.9	$1,076.2
Large Case Pensions	(203.1)	(229.6)
Net cash provided by operating activities	2,013.8	846.6
Cash flows from investing activities
Health Care and Group Insurance	(1,009.8)	77.3
Large Case Pensions	255.6	177.0
Net cash (used for) provided by investing activities	(754.2)	254.3
Net cash used for financing activities	(1,169.4)	(509.0)
Net increase in cash and cash equivalents	$90.2	$591.9

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $2.2 billion for the nine months ended September 30, 2011 and $1.1 billion for the nine months ended September 30, 2010.  The increase for the nine months ended September 30, 2011 compared with the corresponding period in 2010 is primarily attributable to improved operating performance.

During the nine months ended September 30, 2011, we paid approximately $1.1 billion for business acquisitions and repaid the $450 million aggregate principal amount of our 7.875% senior notes due March 2011, in each case using available resources.  We also issued $500 million of 4.125% senior notes due in 2021 and used the majority of the proceeds to repay the entire $450 million aggregate principal amount of our 5.75% senior notes due June 2011. Additionally, we repurchased approximately 31 million and 33 million shares of common stock at a cost of approximately $1.2 billion and $1.0 billion during the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, the capacity remaining under our share repurchase authorizations was approximately $1 billion. Refer to Note 12 of the Condensed Notes to Consolidated Financial Statements on page 25 for more information on our share repurchases. We also made $60 million and $505 million of voluntary cash contributions to our tax-qualified noncontributory Pension Plan during the three and nine months ended September 30, 2011 and 2010, respectively.

In February 2011, we announced that our Board increased our cash dividend to shareholders to $.15 per share and moved us to a quarterly dividend payment cycle.  Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share.  During the nine months ended September 30, 2011 our Board declared the following cash dividends:

	Dividend Amount	Stockholders of	Date Paid/	Total Dividends
Date Declared	Per Share	Record Date	To be Paid	(Millions)
February 3, 2011	$.15	April 14, 2011	April 29, 2011	$57.0
May 20, 2011	.15	July 14, 2011	July 29, 2011	55.9
September 23, 2011	.15	October 13, 2011	October 28, 2011	54.3

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At September 30, 2011, we had approximately $450 million of commercial paper outstanding.  The maximum amount of commercial paper borrowings outstanding during the nine months ended September 30, 2011 was $981 million.

Our committed short-term borrowing capacity consists of a $1.5 billion revolving credit facility which terminates in March 2013 (the “Facility”).  The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  The Facility permits the aggregate commitments under the Facility to be expanded to a maximum of $2.0 billion upon our agreement with one or more financial institutions. There were no amounts outstanding under the Facility at any time during the three or nine months ended September 30, 2011.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of shareholders’ equity plus total debt) was approximately 30% at September 30, 2011.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $60 million and $187 million for the three and nine months ended September 30, 2011, respectively, and $64 million and $186 million for the three and nine months ended September 30, 2010, respectively.

Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 24 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 7, 2011, approximately .6 million performance stock units, 1.2 million market stock units and 1.0 million restricted stock units were granted to certain employees.  Refer to Note 12 of Condensed Notes to Consolidated Financial Statements on page 25 for additional information.

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

•
Health insurance exchanges (“Exchanges”) are scheduled to be operational in 2014. In July 2011, HHS released proposed rules establishing a framework to assist states in setting up Exchanges.  HHS also released proposed rules governing state and federal reinsurance, risk adjustment and risk corridor programs designed to mitigate adverse selection and provide premium stability in individual and small group Exchanges. In September 2011, HHS released additional information regarding a "partnership model" in which states could perform certain functions for an otherwise federally administered Exchange.

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

•
In July 2011, New York notified insurers that it expects insurers to, and will be amending its regulations to require insurers to, regularly consult the U.S. Social Security Administration’s Death Master File or a similar database to determine if unclaimed death benefits may be payable under life insurance and similar products, to pay any such benefits and to make certain other business process changes.

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

•
We are subject to potential changes in Health Care Reform that can adversely affect our profitability. Three U.S. Courts of Appeals have issued decisions in cases involving constitutional challenges to Health Care Reform's obligation to purchase health care coverage (the “individual mandate”). One of these courts found the individual mandate unconstitutional, but held that it was severable from the remainder of Health Care Reform, which the court determined was otherwise constitutional. The U.S. Department of Justice has asked the U.S. Supreme Court to review this decision. These developments, as well as other pending litigation regarding the constitutionality of Health Care Reform, increase the risk of significant alteration of Health Care Reform that could materially and adversely affect our health care operations and/or financial results. For example, if the Supreme Court were to find the individual mandate unconstitutional, but generally uphold the remainder of Health Care Reform, particularly our obligation to offer health insurance to each person who purchases it, people with greater needs for health care services could make up an increased portion of our Insured membership, which would adversely affect our operating earnings and medical benefit ratios. These effects could be magnified if we are unable to obtain, or are delayed in obtaining, approval of adequate premium rates for the risk we assume.

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

•
Our business activities are highly regulated.  New laws or regulations or changes in existing laws or regulations or their enforcement or application could adversely affect our business and profitability.  For example: in July 2011, New York notified insurers that it expects insurers to, and will be amending its regulations to require insurers to, regularly consult the U.S. Social Security Administration’s Death Master File or a similar database to determine if unclaimed death benefits may be payable under life insurance and similar products, to pay any such benefits and to make certain other business process changes.

This information should be read in conjunction with the more detailed description of risk factors that may be found in our reports filed with the U.S. Securities and Exchange Commission from time to time, including our 2010 Annual Report, quarterly reports on Form 10-Q and current reports on Form 8-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in exposures to market risk since December 31, 2010.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 44 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2011 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 14 of Condensed Notes to Consolidated Financial Statements, beginning on page 26 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 47 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended September 30, 2011:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2011 - July 31, 2011	—	$—	—	$750.2
August 1, 2011 - August 31, 2011	7.1	37.44	7.1	481.8
September 1, 2011 - September 30, 2011	5.7	39.60	5.7	1,007.7
Total	12.8	$38.39	12.8	N/A

Our Board of Directors authorized three separate share repurchase programs on December 3, 2010, May 20, 2011 and September 23, 2011. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended September 30, 2011, we repurchased approximately 13 million shares of common stock at a cost of approximately $493 million.  At September 30, 2011, we had remaining authorization to repurchase an aggregate of up to approximately $1 billion of common stock under the May 20, 2011 and September 23, 2011 programs.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 7 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 27, 2011 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	October 27, 2011	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 27, 2011 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic