Form 10-K
period 2011-12-31
AETNA INC /PA/
filed 2012-02-24
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to_________
Commission file number 1-16095
Aetna Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2229683 (I.R.S. Employer Identification No.)
151 Farmington Avenue, Hartford, CT (Address of principal executive offices)	06156 (Zip Code)
Registrant's telephone number, including area code	(860) 273-0123
Securities registered pursuant to Section 12(b) of the Act: Title of each class Common Shares, $.01 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☑ No

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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)			☐Yes ☑No

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2011) was $16.0 billion.
There were 350.4 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at January 31, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
The 2011 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein. The definitive proxy statement related to Aetna Inc.'s 2012 Annual Meeting of Shareholders, to be filed on or about April 9, 2012 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2011

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I

Item 1. Business

We are one of the nation's leading diversified health care benefits companies, serving approximately 36.4 million people with information and resources to help them make better informed decisions about their health care. We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services and health information exchange technology services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers, governmental units, government-sponsored plans, labor groups and expatriates.

Our cause is to make quality health care more affordable and more accessible, and our strategy is to be the global leader in empowering people to live healthier lives. Our operational, financial and strategically important accomplishments during 2011 included:

•	Generating excess capital of $3.0 billion dollars in 2011, as we grew earnings, executed innovative reinsurance transactions and reduced working capital needs.

•
Effectively deploying excess capital to deliver value for customers and shareholders, as we completed four significant acquisitions, repurchased 45 million shares, and instituted a meaningful shareholder dividend in 2011.

•
Launching our Accountable Care Solutions ("ACS") business, which combines our existing capabilities and technologies obtained through our strategic acquisitions and seeks to enhance our core business by growing membership and to obtain a favorable unit cost position in the marketplace.

•	Enhancing our Medicare capabilities through the acquisition of Genworth Financial, Inc.'s Medicare Supplement business and resuming marketing of our Medicare products.

•	Improving our health care provider discounts, which we project will enhance our competitive position in the 2013 sales cycle.

We believe that these achievements strategically position us for future success with the goal of participating in the shaping of more effective health care systems.

The health care and related benefits industry continues to experience significant change. In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) was enacted legislating broad-based changes to the U.S. health care benefit system. The political environment remains uncertain, and there are pending efforts to repeal and/or decline to fund implementation of various aspects of Health Care Reform. Legal challenges to the constitutionality of Health Care Reform, including the obligation to purchase health care coverage, also are pending. For additional information on federal and state health care reform, refer to the “Overview,” “Regulatory Environment” and “Forward-Looking Information/Risk Factors” sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), beginning on pages 2, 25 and 41 of the Annual Report, respectively, which are incorporated herein by reference.

In addition, employers, consumers and the federal and state governments continue to increase their focus on health care costs and providing health insurance to the uninsured; and they continue to drive changes in the structure of health insurance and related benefits products and services. Product features continue to evolve that are directed at containing rising health care costs, addressing affordability problems, enhancing access to quality health care services and giving members greater control and responsibility in directing their benefit dollars. For employer-based health coverage, employers are continuing to require covered employee members to assume a greater portion of the cost of their health care and/or coverage. These economic and political factors and greater consumer awareness are leading to increased popularity of products that offer flexibility in design features such as deductibles and co-payments, health savings accounts, consumer access to a broader network of health care providers, quality-based physician networks and high value narrow network solutions. The industry is also subject to other forces including adverse and uncertain economic conditions in the U.S. and abroad, federal and state legislative and regulatory reforms, advances in pharmaceutical and medical technology and industry consolidation. All of these factors can affect the competitiveness of product and service offerings, the range of industry competitors and the bases of competition. We believe that these factors will exist for some time and will drive a continuing evolution in the health care and related benefits industry.

We continue to invest in our company through the development of new products, strategic acquisitions and new business alliances. We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customer markets and have done so through organic growth, acquisitions and new business alliances.

Over the last five years, this focus has led to the introduction of new products, such as Aetna One®, our suite of integrated products such as disease management and prevention, wellness and health promotion, and health, disability and absence assessments, designed to help improve member health and productivity and lower medical and other benefit cost trend over time; our Personal Health Record, which provides members with online access to personal information to help them make better informed decisions about their health care; Aetna Health ConnectionsSM, our integrated disease management program and Aetna Vision PreferredSM, which provides members with access to one of the largest vision networks in the U.S. We also continue to develop and enhance our existing products, such as our AexcelSM physician networks, which are comprised of specialist providers who have demonstrated effectiveness in the delivery of care based on measures of clinical performance and efficiency. We are also continuing to expand our initiative to improve the transparency of our products and pricing by utilizing our Aetna Navigator® online tool to give our members access to physician-specific cost, clinical quality and efficiency information.

During 2011, we completed four significant acquisitions that support our strategy.

•
In January 2011, we acquired Medicity Inc. ("Medicity"), a health information exchange company, for approximately $490 million, net of cash acquired. This acquisition enables us to offer a set of convenient, easy-to-access technology solutions for physicians, hospitals and other health care providers.

•
In June 2011, we acquired Prodigy Health Group ("Prodigy"), a third-party administrator of self-funded health care plans, for approximately $600 million, net of cash acquired. Prodigy extends our capabilities in the third-party administrator business while providing a separate option under the Prodigy brands that addresses affordability and quality for middle-sized and small businesses and customers who are primarily price-focused.

•
In October 2011, we acquired Genworth's Medicare Supplement business and related blocks of in-force business for approximately $225 million, net of cash acquired. This acquisition brought members and enhances our capabilities to grow our Medicare Supplement business, which include access to commercial retirees and Medicare Prescription Drug Plan members, multi-channel distribution and our other product offerings.

•
In October 2011, we acquired PayFlex Holdings, Inc. ("PayFlex"), one of the nation’s largest independent account-based health plan administrators, for approximately $200 million, net of cash acquired. Acquiring PayFlex extends our ability to provide members with flexible, customized, easy-to-use tools and solutions to better manage their health care expenses.

Additionally, in 2009, we acquired Horizon Behavioral Services, LLC (“Horizon”), a leading provider of employee assistance programs to mid-sized and large employers. More details on these acquisitions are included in Note 3 of Notes to Consolidated Financial Statements on page 74 of the Annual Report, which is incorporated herein by reference.

Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue. Refer to the MD&A and Note 19 of Notes to Consolidated Financial Statements beginning on pages 2 and 108, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue, profit and total asset information for each of our business segments and revenue and asset information about geographic areas. The following is a description of each of our business segments.

Health Care
Products and Services
Health Care products consist of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an insured basis and an employer-funded, or administrative, basis. Medical products include point of service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account. We also offer Medicare and Medicaid products and services, as well as specialty products, such as health information exchange technology services, medical management and data analytics services, medical stop loss insurance and products that provide access to our provider networks in select markets. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

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

The primary Commercial products we offer are POS, PPO, HMO, HSA and Indemnity plans. We also offer other Commercial products and services including:

ActiveHealth Management
Through the use of our patented CareEngine® system, our ActiveHealth Management business provides evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others. In 2010, ActiveHealth Management won a contract to cover approximately 500 thousand state employees and their beneficiaries in North Carolina, which included facilitating the 2011 roll-out of a Patient Centered Medical Home model of care statewide.

Behavioral Health
Our behavioral health and employee assistance products provide members who experience stress, depression and other types of mental health related illness with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs. Our acquisition of Horizon in 2009 allows us to provide customized behavioral health solutions to members in all 50 states.

Personal Health Record
Our Personal Health Record provides members with online access to personal information, including individual personalized messages and alerts, detailed health history based on available claims data and voluntarily submitted information, and integrated information and resources to help members make informed decisions about their health care.

Pharmacy
We offer pharmacy benefit management services and specialty and mail order pharmacy services to our members. Our pharmacy fulfillment services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®. ASP compounds and dispenses specialty medications and offers certain support services associated with specialty medications. Specialty medications are generally injectable or infused medications that may not be readily available at local pharmacies. Aetna Rx Home Delivery® provides mail order prescription drug services. In 2011, CVS Caremark began to perform the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services for us.

Dental
We offer managed dental plans on an Insured and ASC basis. We are one of the nation's largest providers of dental coverage, based on membership at December 31, 2011.

Provider Network Access (“Cofinity”)
Through our Cofinity products, we provide access to regional health care provider networks to other insurance companies, third-party administrators, health plans and employers. Cofinity products predominantly are marketed in Michigan, Colorado and other states.

Stop Loss
We offer medical stop loss insurance coverage for certain employers who elect to self insure their health benefits. Under this product, we assume the costs associated with large individual claims and/or aggregate loss experience within an employer's plan above a pre-set annual threshold.

Aetna VisionSM Preferred
In January 2011, we began to offer vision benefits that provide members with access to one of the largest vision networks in the U.S. The Aetna Vision Preferred program can be customized with a wide range of benefit levels and co-payments. We are collaborating with EyeMed Vision Care LLC, a national vision benefits company, to offer this product to our customers.

Provider Solutions
We offer a variety of solutions for health care providers ("providers") which focus on getting the “right information at the right time” to the provider to improve care for patients and build healthier communities. Through our Accountable Care Solutions business, we are able to leverage Aetna's capabilities and collaborate with providers in new ways to improve the quality and efficiency of care for all patients, whether they are Aetna members or members of other payors. Our Accountable Care Solutions business creates mutually beneficial relationships with providers through a variety of methods, including alignment of financial incentives based on cost and quality, implementation of innovative Health Information Technology and deploying market leading care management programs. At December 31, 2011, Accountable Care Solutions had collaborations under contract with Carilion Clinic, Heartland Health and Banner Health Network, among others.

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

The acquisitions we completed in 2011 enhance the products we offer in the following manner:

The acquisition of Medicity allowed us to further the adoption of electronic health records and contribute to initiatives that foster administrative simplicity in health care, a key issue for consumers, patients and providers. Medicity offers us the capabilities for clinical data integration and secure data exchange. As part of our Accountable Care Solutions business, we have used Medicity in concert with ActiveHealth Management's clinical decision support tools and Aetna's other capabilities to develop a suite of solutions designed to facilitate delivery system reform and help reduce the cost of care by enabling population health management for providers.

Through the acquisition of Prodigy, and its flexible, highly customizable offerings, we enhanced our ASC business. The Prodigy acquisition provides us with the capability to address affordability and quality for middle-sized and small businesses and customers who are primarily price-focused by offering third-party administrator (“TPA”) services for self-funded health care plans. Acquiring Prodigy's established TPA services complements our existing capabilities with an alternative product offering attractive to certain self-funded customers seeking a low fixed cost solution with additional service flexibility. It also complements our Accountable Care Solutions initiatives and enables a number of positive synergies, including using our provider networks and pharmacy benefit management services to enhance our ability to grow membership and develop customized networks in accountable care models.

The acquisition of Genworth's Medicare Supplement business and related blocks of in-force business substantially enhances our presence, competitiveness, distribution and administrative capabilities as a provider of Medicare Supplement insurance.  The acquisition significantly expanded our Medicare Supplement business at a time when the Medicare population is anticipated to increase as "Baby Boomers" reach age 65.

The acquisition of Payflex strengthens our existing HSA administration offerings in our Commercial products by providing us with a next-generation platform for administering consumer directed fund accounts. With an increased focus on consumerism and shift in the amount of premiums paid by employees, this acquisition has enhanced our ability to provide members with flexible, customized, easy-to-use tools and solutions to better manage their health care expenses.

We also offer comprehensive health care benefits and health management solutions worldwide through several different arrangements and offerings that include medical, dental, vision, life, disability and emergency assistance to expatriates, foreign nationals and other constituents. Our health management business collaborates with health care systems, government entities and plan sponsors around the world to design and build health management solutions to improve health, quality and cost outcomes.

In addition to Commercial health products, in select markets we also offer Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized State Children's Health Insurance Programs (“SCHIP”). SCHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. Our Medicare and Medicaid products include:

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services. We offered network-based HMO and/or PPO plans in 378 counties in 33 states and Washington, D.C. in 2011; and we are expanding to 393 counties in 34 states and Washington, D.C. in 2012.  As a result of changes in requirements that became effective in 2011, we ceased offering our remaining Medicare private fee-for-service ("PFFS") products in 2011.

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

Medicare Supplement
For certain Medicare eligible members, we offer supplemental coverage for certain health care costs not covered by Medicare. The products included in our Medicare Supplement portfolio help to cover the gaps in Medicare, and include coverage for Medicare deductibles and coinsurance amounts.

We offered a wide selection of Medicare Supplement products in 43 states in 2011, through our existing products as well as through the acquisition of Genworth's Medicare Supplement business and related blocks of in-force business.

Medicaid and SCHIP
We offer health care management services to individuals eligible for Medicaid and SCHIP under multi-year contracts which are subject to annual appropriations. We offered these services on an Insured or ASC basis in ten states and targeted medical management services in two states in 2011.

Provider Networks
We contract with physicians, hospitals and other health care providers for services to our customers. The health care providers who participate in our networks are independent contractors and are neither our employees nor our agents, except for providers who work in our mail-order and specialty pharmacy facilities.

We use a variety of techniques designed to help encourage appropriate utilization of medical services and maintain affordability of quality coverage. In addition to contracts with health care providers for negotiated rates of reimbursement, these techniques include the development and implementation of guidelines for the appropriate utilization of medical services and the provision of data to providers to enable them to improve health care quality.

At December 31, 2011, we had an extensive nationwide provider network with over 915,000 participating health care providers, including over 561,000 primary care and specialist physicians and over 5,400 hospitals.

Primary Care Physicians
We compensate primary care physicians (“PCPs”) participating in our networks on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas and representing approximately five percent of health care costs in each of the last three years. In a fee-for-service arrangement, physicians are paid for health care services provided to the member based upon a set fee for the services provided and in some cases additional incentive fees are paid if certain performance metrics are attained. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the volume of health care services provided to the member.

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

Our medical plans generally require notification of elective hospital admissions, and we monitor the length of hospital stays. Physicians who participate in our networks generally admit their patients in network-based products to participating hospitals using referral procedures that direct the hospital to contact our patient management unit in order to confirm the patient's membership status and facilitate the patient management process. This unit also assists members and providers with related activities, including, if necessary, the subsequent transition to the home environment and home care. Case management assistance for complex cases is provided by a special unit.

Other Providers
Laboratory, imaging, urgent care and other freestanding health facility providers are generally paid under fee-for-service arrangements, except for certain laboratory services.

In addition, Aetna is able to collaborate with hospitals and other providers through our Accountable Care Solutions business. Accountable Care Solutions focus on high value narrow network solutions to provide high-quality, low-cost options in local markets. We are able to help enhance our relationships with hospitals and other providers through a variety of methods, including a re-alignment of financial incentives for providing high quality care, total cost management initiatives and symmetrical risk sharing.

Quality Assessment
We seek Health Plan accreditation for our HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of health care plans. Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna, has received nationwide NCQA PPO Health Plan accreditation, through December 20, 2013. At December 31, 2011, all of our Commercial HMO and PPO members who were eligible to participated in HMOs or PPOs that received accreditation by the NCQA.

We also seek accreditation and certification for other products from NCQA and URAC (formally known as American Accreditation HealthCare Commission, Inc.), another national organization founded to establish standards for the health care industry. Purchasers and consumers look to URAC's and NCQA's accreditation and certification as an indication that a health care organization has the necessary structures and processes to promote high-quality care and preserve patient rights. In addition, regulators in over 80% of the states recognize NCQA's accreditation and certification standards.

Our provider selection and credentialing/recredentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal, requirements. In addition, we are certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options through January 29, 2013. Our URAC CVO accreditation is valid through October 1, 2012.

Our quality assessment programs for contracted providers who participate in our networks begin with the initial review of health care practitioners. Practitioners' licenses and education are verified, and their work history is collected by us or in some cases by the practitioner's affiliated group or organization. We generally require participating hospitals to be certified by CMS or accredited by the Joint Commission, the American Osteopathic Association, or Det Norske Veritas Healthcare.

We also offer quality and outcome measurement programs, quality improvement programs, and health care data analysis systems to providers and purchasers of health care services.

Principal Markets and Sales
Our medical membership is dispersed throughout the U.S., and we serve a limited but growing number of members in certain countries outside the U.S. Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 108 of the Annual Report, which is incorporated herein by reference, for additional information on our foreign customers. We offer a broad range of traditional and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by U.S. and other geographic region and funding arrangement at December 31, 2011, 2010 and 2009:

	2011			2010			2009
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	1,847	2,628	4,475	1,839	2,709	4,548	1,952	2,669	4,621
Southeast	1,119	2,854	3,973	1,125	2,902	4,027	1,302	2,826	4,128
Mid-America	1,322	4,230	5,552	1,306	4,522	5,828	1,426	4,423	5,849
West	1,190	2,263	3,453	1,286	2,356	3,642	1,391	2,521	3,912
Other	277	729	1,006	285	138	423	286	118	404
Total medical membership	5,755	12,704	18,459	5,841	12,627	18,468	6,357	12,557	18,914

Additional information on Health Care's membership is included in the “Membership” section of the MD&A, on page 9 of the Annual Report, which is incorporated herein by reference.

We market both Insured and ASC products and services primarily to employers that sponsor our products (also called “plan sponsors”) for the benefit of their employees and their employees' dependents. Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. Some Health Care products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, we bill the covered individual directly. We also sell Insured plans directly to individual consumers in a number of states.

We offer Insured Medicare coverage on an individual basis as well as through employer groups to their retirees. Medicaid and SCHIP members are enrolled on an individual basis.

Health Care products are sold through our sales personnel, as well as through independent brokers, agents and consultants who assist in the production and servicing of business. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. In some instances, we may pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us. In certain cases, our customer pays the broker for services rendered and we may facilitate that arrangement by collecting the funds from the customer and transmitting them to the broker. We support our marketing and sales efforts with an advertising program that may include television, radio, billboards, print media and social media, supplemented by market research and direct marketing efforts.

Pricing
For Commercial Insured plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period and typically have a duration of one year. We use prospective rating methodologies in determining the premium rates charged to the majority of employer groups, and we also use retrospective rating methodologies for a limited number of groups. Premium rates for customers with more than approximately 125 employees generally take into consideration the individual plan sponsor's historical and anticipated claim experience where permitted by law. Some states may prohibit the use of one or more of these rating methods for some customers, such as small employer groups, or all customers.

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

Under retrospective rating, we determine a premium rate at the beginning of the policy period. After the policy period has ended, the actual claim and cost experience is reviewed. If the actual claim costs and other expenses are less than expected, we may issue a refund to the plan sponsor based on this favorable experience. If the experience is unfavorable in certain instances, we may recover the resulting deficit through contractual provisions or consider the deficit in setting future premium levels. However, we may not recover the deficit if a plan sponsor elects to terminate coverage. Retrospective rating may be used for Commercial Insured plans that cover more than approximately 300 lives.

We have Medicare Advantage and PDP contracts with CMS to provide HMO, PPO and prescription drug coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays us a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium. Our PDP contracts also provide a risk-sharing arrangement with CMS to limit our exposure to unfavorable expenses or benefit from favorable expenses. Amounts payable to us under the Medicare arrangements are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis. Premiums paid to us for Medicare products are subject to federal government reviews and audits, which can result, and have resulted, in retroactive and prospective premium adjustments. In addition to payments received from CMS, most of our Medicare Advantage products and all of our PDP products require a supplemental premium to be paid by the member or sponsoring employer. In some cases these supplemental premiums are adjusted based on the member's income and asset levels. Compared to Commercial products, Medicare contracts generate higher per member per month revenues and health care costs.

CMS uses a 5-star rating system to monitor plans and ensure that they meet CMS's quality standards. CMS uses this rating system to provide Medicare beneficiaries with a tool that they can use to compare the overall quality of care and level of customer service of companies that provide Medicare health care and drug plans. The rating system considers a variety of measures, including quality of preventative services, chronic illness management and overall customer satisfaction.

As part of Health Care Reform, the 5-star rating system will also be used to direct CMS payments to us and other providers of Medicare Advantage plans in the form of bonus payments. Beginning in 2012, those plans that receive a rating of four or more stars are eligible for quality bonus payments. Plans with 3 or 3.5 stars are eligible for quality-based payments in 2012, 2013 and 2014 under CMS's Quality Bonus Payment Demonstration. As a result, our plans' star ratings are likely to be a significant determinant of overall profitability for our Medicare Advantage plans. During 2011, our average star rating increased from 3.36 to 3.48, and 92% of our Medicare Advantage members were in plans rated at least 3.5 stars.

Under our Insured Medicaid contracts, state government agencies pay us fixed monthly rates per member that vary by state, line of business and demographics; and we arrange, pay for and manage health care services provided to Medicaid beneficiaries. These rates are subject to change by each state, and in some instances, provide for adjustment for health risk factors. CMS requires these rates to be actuarially sound. We also receive fees from our customers where we provide services under ASC Medicaid contracts. Our ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain performance incentives and limited financial risk sharing, with respect to certain medical, financial and operational metrics. Under these arrangements, performance is evaluated annually with associated financial incentive opportunities and our financial risk share obligations typically are limited to a percentage of the fees otherwise payable to us. Payments to us under each of these Medicaid contracts are subject to the annual appropriation process in the applicable state.

We offer HMO and consumer-directed medical and dental plans to federal employees under the Federal Employees Health Benefits Program and the Federal Employees Dental and Vision Insurance Program. Premium rates for those plans are subject to federal government review and audit, which can result, and have resulted, in retroactive and prospective premium adjustments.

Our ASC plans are generally for a period of one year, but some last up to three years. Some of our ASC contracts include performance guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that a plan sponsor's benefit claim experience will fall within a specified range. Under these guarantees, we are financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is typically limited to a percentage of the fees otherwise payable to us by the customer involved.

Competition
The health care benefits industry is highly competitive, primarily due to a large number of profit and not-for-profit competitors, our competitors' marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the market. New entrants into the marketplace, as well as significant consolidation within the industry, have contributed to the competitive environment.

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

Our Insured products compete with local and regional health care benefits plans, in addition to health care benefits and other plans sponsored by other large commercial health care benefit insurance companies and Blue Cross/Blue Shield plans. Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management services providers), integrated health care delivery organizations, health information technology (“HIT”) companies and, for certain plans, programs sponsored by the federal or state governments. Our ability to increase the number of persons enrolled in our Insured products also is affected by the desire and ability of employers to self-fund their health coverage.

Our ASC plans compete primarily with other large commercial health care benefit companies, Blue Cross/Blue Shield plans and third-party administrators.

Our international products compete with local, global and U.S.-based health plans and commercial health care benefit insurance companies, many of whom have greater scale, a longer operating history and better brand recognition in one or more geographies.

The HIT space and HIT products are evolving rapidly. We compete for HIT business with other large health plans and commercial health care benefit insurance companies as well as information technology companies and companies that specialize in HIT. Many of our competitors have a longer operating and research and development history in, and greater financial and other resources devoted to, information technology products.

In addition to competitive pressures affecting our ability to obtain new customers or retain existing customers, our membership has been and may continue to be adversely affected by reductions in workforce by existing customers due to adverse and uncertain general economic conditions, especially in the U.S. and industries where our membership is concentrated.

Reinsurance
We currently have several reinsurance agreements with nonaffiliated insurers that relate to Health Care insurance policies. We entered into these contracts to reduce the risk of catastrophic losses which in turn reduces our statutory capital and surplus requirements. We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Health Care business and our statements concerning future events is included in the “Outlook for 2012” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 5 and 41 of the Annual Report, respectively, which are incorporated herein by reference.

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

We market Group Insurance products and services primarily to employers that sponsor our products for the benefit of their employees and their employees' dependents. Frequently, employers offer employees a choice of benefits, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. Some Group Insurance products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, we bill the covered individual directly.

Group Insurance products are sold through our sales personnel, as well as through independent brokers, agents and consultants who assist in the production and servicing of business. For large plan sponsors, independent consultants and brokers are frequently involved in employer plan selection decisions and sales. We pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us. We support our marketing and sales efforts with an advertising program that may include television, radio, billboards, print media and social media, supplemented by market research and direct marketing efforts.

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

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Group Insurance business and our statements concerning future events is included in the “Outlook for 2012” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 5 and 41, respectively, of the Annual Report, which are incorporated herein by reference.

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

In 1993, we discontinued our fully-guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements beginning on page 110 in the Annual Report. We do not actively market Large Case Pensions products, but continue to accept deposits from existing customers and manage the run-off of our existing business.

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Large Case Pensions business and our statements concerning future events is included in the “Outlook for 2012” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 5 and 41, respectively, of the Annual Report, which are incorporated herein by reference.

Other Matters

Access to Reports
Our reports to the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available without charge on our website at www.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this Form 10-K. Copies of these reports are also available, without charge, from Aetna's Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.

Regulation
Information regarding significant regulations affecting us is included in the “Regulatory Environment” and “Forward-Looking Information/Risk Factors” sections of the MD&A, beginning on pages 25 and 41, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
We own the trademarks Aetna®, as well as the corresponding Aetna design logo, Aetna SM, Medicity®, PayFlex®, Prodigy Health Group®, Meritain Health®, Healthy Merits®, Active Health®, iTriage®, Carepass® and CareEngine®. The patent on our CareEngine® expires in 2021. We consider our CareEngine® and these trademarks and our other trademarks and trade names important in the operation of our business. However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Employees
We had approximately 33,300 employees at December 31, 2011.

Customer Concentration
The U.S. federal government is a significant customer of both the Health Care segment and the Company. Premiums and fees and other revenue paid by the federal government accounted for approximately 22% of the Health Care segment's revenue and 21% of our consolidated revenue in 2011. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 77% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs. No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2011. Our segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments. Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 108 of the Annual Report, which is incorporated herein by reference, regarding segment information.

Item 1A. Risk Factors

The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 41 of the Annual Report, is incorporated herein by reference.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is a building complex that is approximately 1.7 million square feet in size and is located at 151 Farmington Avenue, Hartford, Connecticut. Our principal office is used by all of our business segments. We also own or lease other space in the greater Hartford area, Blue Bell, Pennsylvania, and various field locations in the U.S. and several foreign countries. Such properties are primarily used by our Health Care segment. We believe our properties are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings

The information contained under “Litigation and Regulatory Proceedings” in Note 18 of Notes to Consolidated Financial Statements, which begins on page 105 of the Annual Report, is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Aetna's Chairman is elected by Aetna's Board of Directors (our “Board”). All of Aetna's other executive officers listed below are appointed by our Board, generally at its Annual Meeting, and such persons hold office until the next Annual Meeting of our Board or until their successors are elected or appointed. None of these officers has a family relationship with any other executive officer or Director. In addition, there are no arrangements or understandings, other than those with Directors or executive officers acting solely in their capacities as such, pursuant to which these executive officers were appointed.

Name of Executive Officer	Position*	Age *
Mark T. Bertolini	Chairman, Chief Executive Officer and President	55

Joseph M. Zubretsky	Senior Executive Vice President and Chief Financial Officer and Chief Enterprise Risk Officer	55

William J. Casazza	Senior Vice President and General Counsel	56

Margaret M. McCarthy	Executive Vice President, Operations and Technology	58

Lonny Reisman, M.D.	Senior Vice President and Chief Medical Officer	56

*As of February 24, 2012

Executive Officers' Business Experience During Past Five Years

Mark T. Bertolini serves as Aetna's Chairman, having held that position since April 8, 2011. Mr. Bertolini was elected to Aetna's Board and has served as Chief Executive Officer since November 29, 2010. Mr. Bertolini also serves as President, having held that position since July 24, 2007. Prior to becoming President, Mr. Bertolini served as Executive Vice President and Head of Business Operations from May 3, 2006 to July 24, 2007.

Joseph M. Zubretsky became Senior Executive Vice President and Chief Financial Officer on November 29, 2010, having served as Executive Vice President and Chief Financial Officer since April 20, 2007, and Executive Vice President, Finance since February 28, 2007. Mr. Zubretsky has also served as the Company's Chief Enterprise Risk Officer since April 27, 2007. Prior to joining Aetna, Mr. Zubretsky served as Senior Executive Vice President for Finance, Investments and Corporate Development at UnumProvident Corporation, a position he assumed in March 2005.

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

Lonny Reisman, M.D., became Senior Vice President and Chief Medical Officer on November 12, 2008, having served as Chief Executive Officer and as a director of ActiveHealth Management, Inc. since October 1998.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET. As of January 31, 2012, there were 8,454 record holders of our common stock.

Our Board authorized four separate share repurchase programs on December 3, 2010, May 20, 2011, September 23, 2011 and February 24, 2012, respectively. Each repurchase program authorized us to repurchase up to $750 million of our common stock. During the three months ended December 31, 2011, we repurchased approximately 14.4 million shares of our common stock at a cost of approximately $585 million under the May 20, 2011 and September 23, 2011 programs. At December 31, 2011, we had remaining authorization to repurchase approximately $422 million of common stock under the September 23, 2011 authorization.

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended December 31, 2011:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	.3	$40.45	.3	$995.7
November 1, 2011 - November 30, 2011	7.2	39.82	7.2	707.7
December 1, 2011 - December 31, 2011	6.9	41.39	6.9	422.2
Total	14.4	$40.58	14.4	N/A

In February 2011, we announced that our Board increased our cash dividend to shareholders to $.15 per share and moved us to a quarterly dividend payment cycle. On December 2, 2011, we announced that our Board increased our quarterly cash dividend to shareholders to $.175 per common share. On February 24, 2012, our Board declared a cash dividend of $.175 per common share that will be paid on April 27, 2012, to shareholders of record at the close of business on April 12, 2012. Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 15 and 103, respectively, of the Annual Report, which are incorporated herein by reference. Information regarding quarterly common stock prices is incorporated herein by reference to the “Quarterly Data (unaudited)” included on page 115 of the Annual Report.

Item 6. Selected Financial Data

The information contained in “Selected Financial Data” on page 61 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Item 8. Financial Statements and Supplementary Data

The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and “Quarterly Data (unaudited),” beginning on page 62 of the Annual Report, is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
We maintain disclosure controls and procedures, which are designed to ensure that information that we are required to disclose in the reports we file or furnish under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting, on page 113 of the Annual Report, is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm, on page 114 of the Annual Report, is incorporated herein by reference.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Executive Officers of Aetna Inc. is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning our Directors, our Directors' and certain of our executives' compliance with Section 16(a) of the Exchange Act, our Code of Conduct (our written code of ethics) and our audit committee and audit committee financial experts is incorporated herein by reference to the information under the captions “Nominees for Directorships,” “Certain Transactions and Relationships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Aetna's Code of Conduct” and “Board and Committee Membership; Committee Descriptions” in the Proxy Statement.

Item 11. Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation Philosophy and Elements,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2011 and 2010 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

Financial Statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 62, 66 and 114, respectively, of the Annual Report, are incorporated herein by reference.

Financial statement schedule
The “Condensed Financial Information of Aetna Inc. (Parent Company Only)” is included in this Item 15. Refer to Index to Financial Statement Schedule on page 22.

Exhibits*
Exhibits to this Form 10-K are as follows:

3	Articles of Incorporation and By-Laws
3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on May 2, 2007.

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 99.2 to Aetna Inc.'s Form 8-K filed on May 2, 2007.

4	Instruments defining the rights of security holders, including indentures
4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2
Senior Indenture dated as of March 2, 2001, between Aetna Inc. and U.S. Bank National Association, successor in interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.'s Registration Statement on Form S-3 filed on December 2, 2011.

4.3
Form of Subordinated Indenture between Aetna Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to Aetna Inc.'s Registration Statement on Form S-3 filed on December 2, 2011.

10	Material contracts
10.1	$1,500,000,000 Amended and Restated Five-Year Credit Agreement dated as of March 27, 2008, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on April 1, 2008.

10.2	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-K filed on February 27, 2009. **

10.3
Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.4
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.5
Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.6	Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.'s Form 10-K filed on February 29, 2008. **

10.7	Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q/A filed on August 1, 2008. **

10.8
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q/A filed on August 1, 2008. **

10.9	Form of Aetna Inc. 2000 Stock Incentive Plan - Market Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.10	Form of Aetna Inc. 2000 Stock Incentive Plan - Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.11
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award (2010, with retirement vesting), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.12
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award (2010, without retirement vesting), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.13	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.11 to Aetna Inc.'s Form 10-K filed February 27, 2009. **

10.14	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 20, 2011, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 8-K filed on May 23, 2011. **

10.15
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.16	Form of Aetna Inc. 2010 Stock Incentive Plan – Market Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.17	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.18
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, with retirement vesting), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.19
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, without retirement vesting), incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.20	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement, incorporated herein by reference to Exhibit 10.6 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.21	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.22	Aetna Inc. 2010 Non-Employee Director Compensation Plan, incorporated herein by reference to Annex C to Aetna Inc.'s definitive proxy statement on Schedule 14A filed on April 12, 2010. **

10.23	Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.'s Form 10-K filed on February 27, 2009. **

10.24
Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.25	1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.'s Form 10-K filed on February 29, 2008. **

10.26	Aetna Inc. 2011 Employee Stock Purchase Plan dated as of May 20, 2011, incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Registration Statement on Form S-8 filed on August 3, 2011. **

10.27
Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on November 3, 2010. **

10.28	Letter agreement dated February 6, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.'s Form 10-K filed on February 27, 2007. **

10.29
Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.23 to Aetna Inc.'s Form 10-K filed on February 27, 2009. **

10.30	Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 24, 2008. **

10.31
Amended and Restated Employment Agreement, dated as of December 21, 2004, between ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.32
Employment Agreement Amendment, dated as of May 12, 2005, among Aetna Inc., ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.33
Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, between Aetna Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.34
Amended and Restated Employment Agreement dated as of December 5, 2003 by and between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.24 to Aetna Inc.'s Form 10-K filed on February 27, 2004 (SEC file number 001-16095). **

10.35
Amendment to Employment Agreement dated as of January 27, 2006 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.14 to Aetna Inc.'s Form 10-K filed on March 1, 2006 (SEC file number 001-16095). **

10.36
Amendment No. 2 to Employment Agreement dated as of December 31, 2008 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.18 to Aetna Inc.'s Form 10-K filed on February 27, 2009. **

10.37
Amendment No. 3 to Employment Agreement dated as of December 11, 2009 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.18 to Aetna Inc.'s Form 10-K filed on February 26, 2010. **

10.38
Amendment No. 4 to Employment Agreement dated as of October 19, 2010 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on November 3, 2010. **

10.39
Incentive Stock Unit Agreement between Aetna Inc. and Ronald A. Williams dated as of February 14, 2006, pursuant to the Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Aetna Inc.'s Form 10-K filed on March 1, 2006 (SEC file number 001-16095). **

10.40	Consulting Agreement dated as of October 19, 2010 between Aetna Inc. and Ronald A. Williams, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on November 3, 2010. **

10.41
Description of certain arrangements not embodied in formal documents, as described under the headings “2011 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement. **

11	Statement re: computation of per share earnings
11.1	“Computation of per share earnings” is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements on page 75 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders
13.1
Management's Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting, Management's Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm, Quarterly Data (unaudited) and Corporate Performance Graph are incorporated herein by reference to the Annual Report and filed herewith in electronic format.

21	Subsidiaries of the registrant
21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney
24.1	Power of Attorney.

31	Rule 13a - 14(a)/15d - 14(e) Certifications
31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications
32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*
Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Copies of exhibits, including exhibits that are not required to be listed, will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**	Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
Under the date of February 24, 2012, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011, as contained in the Annual Report on Form 10-K for the year ended December 31, 2011.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 24, 2012

Schedule I - Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2011	2010	2009
Net investment income	$.8	$1.5	$2.8
Other income	.2	—	30.2
Net realized capital gains (losses)	.4	3.0	(3.5)
Total revenue	1.4	4.5	29.5
Operating expenses	157.8	(27.8)	95.8
Interest expense	246.9	254.6	243.5
Total expenses	404.7	226.8	339.3
Loss before income tax benefit and equity in earnings of affiliates, net	(403.3)	(222.3)	(309.8)
Income tax benefit	140.1	66.6	104.7
Equity in earnings of affiliates, net (1)	2,248.9	1,922.5	1,481.6
Net income	$1,985.7	$1,766.8	$1,276.5

(1)	Includes amortization of other acquired intangible assets after-tax of $78.5 million, $61.9 million and $63.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2011	2010
Assets
Current assets:
Cash and cash equivalents	$37.6	$479.5
Investments	38.7	90.0
Other receivables	—	73.1
Dividend receivable from affiliate	425.0	—
Income taxes receivable	13.9	24.6
Deferred income taxes	49.8	50.8
Other current assets	31.9	14.3
Total current assets	596.9	732.3
Investment in affiliates (1)	15,354.4	14,293.3
Deferred income taxes	482.6	471.4
Other long-term assets	30.0	28.1
Total assets	$16,463.9	$15,525.1

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$425.9	$—
Current portion of long-term debt	—	899.9
Accrued expenses and other current liabilities	769.5	316.2
Total current liabilities	1,195.4	1,216.1
Long-term debt, less current portion	3,977.7	3,482.6
Employee benefit liabilities	1,132.2	897.1
Other long-term liabilities	38.4	38.5
Total liabilities	6,343.7	5,634.3
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 349.7 million shares issued and outstanding in 2011; 2.7 billion shares authorized and 384.4 million shares issued and
outstanding in 2010) and additional paid-in capital	962.8	651.5
Retained earnings	10,346.6	10,401.9
Accumulated other comprehensive loss	(1,189.2)	(1,162.6)
Total shareholders' equity	10,120.2	9,890.8
Total liabilities and shareholders' equity	$16,463.9	$15,525.1

(1)	Includes goodwill and other acquired intangible assets of $7.2 billion and $5.6 billion at December 31, 2011 and 2010, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders' Equity

(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity	Comprehensive Income
Balance at December 31, 2008	456.3	$351.2	$9,716.5	$(1,881.3)	$8,186.4
Cumulative effect of adopting new accounting
standard at April 1, 2009 (Note 2)	—	—	53.7	(53.7)	—
Comprehensive income:
Net income	—	—	1,276.5	—	1,276.5	$1,276.5
Other comprehensive income:
Net unrealized gains on securities	—	—	—	619.0	619.0
Net foreign currency and derivative gains	—	—	—	34.0	34.0
Pension and OPEB plans	—	—	—	59.0	59.0
Other comprehensive income	—	—	—	712.0	712.0	712.0
Total comprehensive income						$1,988.5
Common shares issued for benefit plans,
including tax benefits	3.4	119.2	—	—	119.2
Repurchases of common shares	(28.9)	(.3)	(772.7)	—	(773.0)
Dividends declared	—	—	(17.3)	—	(17.3)
Balance at December 31, 2009	430.8	470.1	10,256.7	(1,223.0)	9,503.8
Comprehensive income:
Net income	—	—	1,766.8	—	1,766.8	$1,766.8
Other comprehensive income:
Net unrealized gains on securities	—	—	—	114.3	114.3
Net foreign currency and derivative losses	—	—	—	(52.6)	(52.6)
Pension and OPEB plans	—	—	—	(1.3)	(1.3)
Other comprehensive income	—	—	—	60.4	60.4	60.4
Total comprehensive income						$1,827.2
Common shares issued for benefit plans,
including tax benefits	6.0	181.9	—	—	181.9
Repurchases of common shares	(52.4)	(.5)	(1,605.5)	—	(1,606.0)
Dividends declared	—	—	(16.1)	—	(16.1)
Balance at December 31, 2010	384.4	651.5	10,401.9	(1,162.6)	9,890.8
Comprehensive income:
Net income	—	—	1,985.7	—	1,985.7	$1,985.7
Other comprehensive income:
Net unrealized gains on securities	—	—	—	203.1	203.1
Net foreign currency and derivative losses	—	—	—	(6.4)	(6.4)
Pension and OPEB plans	—	—	—	(223.3)	(223.3)
Other comprehensive loss	—	—	—	(26.6)	(26.6)	(26.6)
Total comprehensive income						$1,959.1
Common shares issued for benefit plans,
including tax benefits	10.4	311.7	—	—	311.7
Repurchases of common shares	(45.1)	(.4)	(1,812.6)	—	(1,813.0)
Dividends declared	—	—	(228.4)	—	(228.4)
Balance at December 31, 2011	349.7	$962.8	$10,346.6	$(1,189.2)	$10,120.2

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2011	2010	2009
Cash flows from operating activities:
Net income	$1,985.7	$1,766.8	$1,276.5
Adjustments to reconcile net income to net cash used for operating activities:
Equity earnings of affiliates (1)	(2,248.9)	(1,922.5)	(1,481.6)
Stock-based compensation expense	141.4	110.4	90.7
Net realized capital (gains) losses	(.4)	(3.0)	3.5
Net change in other assets and other liabilities	388.7	(165.9)	151.0
Net cash provided by (used for) operating activities	266.5	(214.2)	40.1
Cash flows from investing activities:
Proceeds from sales and maturities of investments	51.2	1.1	20.9
Cost of investments	—	(42.2)	(1.0)
Dividends received from affiliates, net	1,768.7	2,040.6	444.1
Cash used for acquisitions, net of cash acquired	(716.1)	—	—
Net cash provided by investing activities	1,103.8	1,999.5	464.0
Cash flows from financing activities:
Net repayment of long-term debt	(900.0)	—	—
Net issuance of long-term debt	480.1	697.8	—
Net issuance (repayment) of short-term debt	425.9	(480.8)	266.1
Common shares issued under benefit plans	125.5	43.2	14.8
Stock-based compensation tax benefits	38.5	22.5	5.1
Common shares repurchased	(1,813.0)	(1,606.0)	(773.0)
Collateral held on interest rate swaps	(2.0)	(41.7)	41.7
Dividends paid to shareholders	(167.2)	(16.1)	(17.3)
Net cash used for financing activities	(1,812.2)	(1,381.1)	(462.6)
Net (decrease) increase in cash and cash equivalents	(441.9)	404.2	41.5
Cash and cash equivalents, beginning of period	479.5	75.3	33.8
Cash and cash equivalents, end of period	$37.6	$479.5	$75.3
Supplemental cash flow information:
Interest paid	$254.0	$242.9	$244.4
Income taxes refunded	247.6	198.5	62.9

(1)	Includes amortization of other acquired intangible assets after-tax of $78.5 million, $61.9 million and $63.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1. Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The financial information presented herein includes the balance sheet of the Parent Company as of December 31, 2011 and 2010 and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 2011, 2010 and 2009. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2. Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 66 of the Annual Report, for the summary of significant accounting policies.

3. Dividends

Gross cash dividends received from subsidiaries and included in net cash provided by investing activities in the Statements of Cash Flows were $2.5 billion, $2.1 billion and $961 million in 2011, 2010 and 2009, respectively.

4. Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 74 of the Annual Report, for a description of acquisitions and dispositions.

5. Other Comprehensive Income (Loss)

Refer to Note 9 of Notes to Consolidated Financial Statements, beginning on page 84 of the Annual Report, for a description of accumulated other comprehensive income (loss).

6. Debt

Refer to Note 14 of Notes to Consolidated Financial Statements, on page 101 of the Annual Report, for a description of debt.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2012	Aetna Inc.

By: /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Mark T. Bertolini	Chairman, Chief Executive Officer,	February 24, 2012
Mark T. Bertolini	President and Director
(Principal Executive Officer)

/s/ Joseph M. Zubretsky	Senior Executive Vice President and	February 24, 2012
Joseph M. Zubretsky	Chief Financial Officer
(Principal Financial Officer)

/s/ Rajan Parmeswar	Vice President, Controller and	February 24, 2012
Rajan Parmeswar	Chief Accounting Officer
(Principal Accounting Officer)

Fernando Aguirre *	Director
Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Gerald Greenwald *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By: /s/ Rajan Parmeswar
Rajan Parmeswar Attorney-in-fact February 24, 2012

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

13	Annual report to security holders

13.1
Management's Discussion and Analysis of Financial Condition and Results of Operations, Selected Financial Data, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting, Management's Responsibility for Financial Statements, Audit Committee Oversight, Report of Independent Registered Public Accounting Firm, Quarterly Data (unaudited) and Corporate Performance Graph sections of the Annual Report.
Electronic

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.	Electronic

24	Power of Attorney

24.1	Power of Attorney.	Electronic

31	Rule 13a - 14(a)/15d - 14(e) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.