Form 10-Q
period 2012-03-31
AETNA INC /PA/
filed 2012-04-26
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 2012
or

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

There were 347.4 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at March 31, 2012.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2012

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 26 ), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2012	2011
Revenue:
Health care premiums	$7,187.4	$6,750.6
Other premiums	476.4	445.3
Fees and other revenue (1)	959.7	899.6
Net investment income	240.6	252.6
Net realized capital gains	51.7	39.7
Total revenue	8,915.8	8,387.8
Benefits and expenses:
Health care costs (2)	5,857.5	5,348.0
Current and future benefits	510.9	485.5
Operating expenses:
Selling expenses	285.8	290.7
General and administrative expenses	1,380.2	1,272.8
Total operating expenses	1,666.0	1,563.5
Interest expense	59.3	66.1
Amortization of other acquired intangible assets	37.8	26.3
Total benefits and expenses	8,131.5	7,489.4
Income before income taxes	784.3	898.4
Income taxes:
Current	274.5	337.3
Deferred	(1.2)	(24.9)
Total income taxes	273.3	312.4
Net income	$511.0	$586.0
Earnings per common share:
Basic	$1.46	$1.53
Diluted	$1.43	$1.50

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $18.8 million and $15.6 million (net of pharmaceutical and processing costs of $285.5 million and $309.3 million) for the three months ended March 31, 2012 and 2011, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $36.9 million and $37.1 million for the three months ended March 31, 2012 and 2011, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Millions)	2012		2011
Net income		$511.0		$586.0
Other comprehensive income (loss), net of tax:
Previously impaired debt securities (1) :
Net unrealized losses ($(4.8) pretax and $(.5) pretax)	$(3.1)		$(.3)
Less: reclassification of (losses) gains to earnings ($(5.1) pretax and $13.5 pretax)	(3.3)		8.8
Total previously impaired debt securities (1)		.2		(9.1)
All other securities:
Net unrealized gains (losses) ($91.0 pretax and $(21.8) pretax)	59.1		(14.2)
Less: reclassification of gains to earnings ($52.7 pretax and $20.2 pretax)	34.3		13.2
Total all other securities		24.8		(27.4)
Foreign currency and derivatives:
Net unrealized gains ($6.6 pretax and $2.6 pretax)	4.3		1.7
Less: reclassification of losses to earnings ($(1.1) pretax and $(1.0) pretax)	(.7)		(.6)
Total foreign currency and derivatives		5.0		2.3
Pension and OPEB plans:
Amortization of net actuarial losses ($(18.6) pretax and $(15.8) pretax)		12.2		10.3
Amortization of prior service cost ($1.0 pretax and $1.1 pretax)		(.7)		(.7)
Other comprehensive income (loss)		41.5		(24.6)
Comprehensive income		$552.5		$561.4

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At March 31, 2012	At December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$809.1	$679.7
Investments	2,525.8	2,211.8
Premiums receivable, net	853.3	761.4
Other receivables, net	696.3	701.5
Accrued investment income	193.5	195.8
Income taxes receivable	—	161.9
Deferred income taxes	396.5	387.2
Other current assets	869.2	790.7
Total current assets	6,343.7	5,890.0
Long-term investments	18,279.7	18,083.2
Reinsurance recoverables	912.8	921.7
Goodwill	6,201.9	6,203.9
Other acquired intangible assets, net	922.3	958.6
Property and equipment, net	550.8	556.9
Other long-term assets	761.8	760.6
Separate Accounts assets	5,363.1	5,218.2
Total assets	$39,336.1	$38,593.1

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,829.1	$2,675.5
Future policy benefits	667.0	668.0
Unpaid claims	602.7	581.2
Unearned premiums	880.3	369.7
Policyholders' funds	1,312.0	1,281.6
Short-term debt	150.0	425.9
Income taxes payable	79.1	—
Accrued expenses and other current liabilities	2,447.7	2,520.3
Total current liabilities	8,967.9	8,522.2
Future policy benefits	6,092.6	6,092.8
Unpaid claims	1,523.0	1,505.8
Policyholders' funds	1,331.5	1,351.6
Long-term debt	3,978.3	3,977.7
Deferred income taxes	241.0	208.8
Other long-term liabilities	1,539.7	1,595.8
Separate Accounts liabilities	5,363.1	5,218.2
Total liabilities	29,037.1	28,472.9
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 347.4 million shares issued and outstanding in 2012; 2.6 billion shares authorized and 349.7 million shares issued and
outstanding in 2011) and additional paid-in capital	994.1	962.8
Retained earnings	10,452.6	10,346.6
Accumulated other comprehensive loss	(1,147.7)	(1,189.2)
Total shareholders' equity	10,299.0	10,120.2
Total liabilities and shareholders' equity	$39,336.1	$38,593.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Three Months Ended March 31, 2012
Balance at December 31, 2011	349.7	$962.8	$10,346.6	$(1,189.2)	$10,120.2
Net income	—	—	511.0	—	511.0
Other comprehensive income (Note 6)	—	—	—	41.5	41.5
Common shares issued for benefit plans,
including tax benefits	5.1	31.4	—	—	31.4
Repurchases of common shares	(7.4)	(.1)	(343.6)	—	(343.7)
Dividends declared	—	—	(61.4)	—	(61.4)
Balance at March 31, 2012	347.4	$994.1	$10,452.6	$(1,147.7)	$10,299.0

Three Months Ended March 31, 2011
Balance at December 31, 2010	384.4	$651.5	$10,401.9	$(1,162.6)	$9,890.8
Net income	—	—	586.0	—	586.0
Other comprehensive loss (Note 6)	—	—	—	(24.6)	(24.6)
Common shares issued for benefit plans,
including tax benefits	1.8	58.4	—	—	58.4
Repurchases of common shares	(6.7)	(.1)	(249.9)	—	(250.0)
Dividends declared	—	—	(57.4)	—	(57.4)
Balance at March 31, 2011	379.5	$709.8	$10,680.6	$(1,187.2)	$10,203.2

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2012	2011
Cash flows from operating activities:
Net income	$511.0	$586.0
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(51.7)	(39.7)
Depreciation and amortization	115.0	106.6
Equity in losses (earnings) of affiliates, net	.3	(18.9)
Stock-based compensation expense	33.0	36.8
Amortization (Accretion) of net investment premium (discount)	3.7	(1.5)
Changes in assets and liabilities:
Accrued investment income	2.3	.8
Premiums due and other receivables	(83.5)	(286.2)
Income taxes	242.2	297.5
Other assets and other liabilities	(395.9)	(219.3)
Health care and insurance liabilities	641.1	114.2
Other, net	2.2	(4.1)
Net cash provided by operating activities	1,019.7	572.2
Cash flows from investing activities:
Proceeds from sales and maturities of investments	3,004.5	2,605.2
Cost of investments	(3,146.7)	(2,456.2)
Additions to property, equipment and software	(68.0)	(62.5)
Cash used for acquisition, net of cash acquired	—	(493.7)
Net cash used for investing activities	(210.2)	(407.2)
Cash flows from financing activities:
Net repayment of long-term debt	—	(450.0)
Net (repayment) issuance of short-term debt	(275.9)	85.0
Deposits and interest credited for investment contracts	1.3	1.2
Withdrawals of investment contracts	(5.3)	(2.1)
Common shares under benefit plans, net	(26.8)	14.6
Stock-based compensation tax benefits	29.6	8.1
Common shares repurchased	(343.7)	(245.0)
Dividends paid to shareholders	(61.3)	—
Collateral on interest rate swaps	2.0	—
Net cash used for financing activities	(680.1)	(588.2)
Net increase (decrease) in cash and cash equivalents	129.4	(423.2)
Cash and cash equivalents, beginning of period	679.7	1,867.6
Cash and cash equivalents, end of period	$809.1	$1,444.4
Supplemental cash flow information:
Interest paid	$32.3	$49.9
Income taxes paid	1.6	6.6

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk). Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans. Medical products also include health savings accounts ("HSAs") and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). We also offer Medicare and Medicaid products and services, as well as specialty products, such as health information technology services, medical management and data analytics services, medical stop loss insurance, and products that provide access to our provider network in select geographies.

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 15 beginning on page 24 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2011 Annual Report on Form 10-K (our “2011 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2011 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after March 31, 2012 through the date the financials were issued and determined there were no other items to disclose.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Testing Goodwill for Impairment
Effective January 1, 2012, we adopted new accounting guidance for testing goodwill for impairment. Under this guidance, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of our Health Care or Group Insurance segment is less than its carrying value. If we determine that the fair value is likely greater than its carrying value, then no additional analysis is necessary, as the goodwill is not impaired. The adoption of this new guidance did not have an impact on our financial position or operating results.

Presentations of Comprehensive Income
Effective January 1, 2012, we adopted new presentation requirements for other comprehensive income in financial statements.  Under this new guidance, we have presented comprehensive income as a separate statement immediately following the statement of income.  This change in presentation did not have an impact on our financial position or operating results.

Fair Value Measurements
Effective January 1, 2012, we adopted new guidance relating to fair value measurements.  This new guidance amended and clarified certain existing fair value measurement principles and required additional disclosures for all Level 3 assets, including a qualitative discussion about the sensitivity of Level 3 fair value measurements.  The new requirements did not have an impact on our financial position or operating results.

Reconsideration of Effective Control for Repurchase Agreements
Effective January 1, 2012, we adopted new guidance relating to repurchase agreements and other agreements that entitle and obligate a transferor to repurchase or redeem financial assets before maturity.  The guidance prescribes when an entity may recognize a sale upon the transfer of financial assets subject to repurchase agreements.  Since we treat these transactions as collateralized borrowings rather than sales, the adoption of this accounting guidance did not have an impact on our financial position or operating results.

Deferred Acquisition Costs
Effective January 1, 2012, we prospectively adopted new guidance for costs associated with acquiring or renewing insurance contracts. This guidance clarified that such costs qualify for capitalization when directly related to the successful acquisition of new and renewed insurance contracts. We capitalized an immaterial amount of acquisition costs in 2011, all of which related to acquisition costs incurred subsequent to the acquisition of the Medicare Supplement business and related blocks of in-force business from Genworth in the fourth quarter of 2011. As a result, the amount of costs that would have been capitalized in 2011 if this new guidance were applied is immaterial.

Future Application of Accounting Standards
Fees Paid to the Federal Government by Health Insurers
Effective January 1, 2014, we will adopt new accounting guidance relating to the recognition and income statement reporting of any mandated fees to be paid to the federal government by health insurers. This guidance will apply primarily to new fees enacted in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, "Health Care Reform"). The mandated fees may be material, and this new accounting guidance will result in the recognition of this expense ratably beginning in 2014.

3.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of our outstanding stock-based compensation awards, but only if the effect is dilutive.

The computations of basic and diluted EPS for the three months ended March 31, 2012 and 2011 are as follows:

(Millions, except per common share data)	2012	2011
Net income	$511.0	$586.0
Weighted average shares used to compute basic EPS	350.3	383.5
Dilutive effect of outstanding stock-based compensation awards (1)	6.5	7.7
Weighted average shares used to compute diluted EPS	356.8	391.2
Basic EPS	$1.46	$1.53
Diluted EPS	$1.43	$1.50

(1)
Stock-based compensation awards are not included in the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).  Approximately 7.3 million and 12.9 million stock appreciation rights were not included in the calculation of diluted EPS for the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive. All stock options were included in the calculation of diluted EPS for the three months ended March 31, 2012 because they were dilutive. An immaterial amount of stock options were not included in the calculation of diluted EPS for the three months ended March 31, 2011 because they were anti-dilutive.

4.     Operating Expenses

For the three months ended March 31, 2012 and 2011, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2012	2011
Selling expenses	$285.8	$290.7
General and administrative expenses:
Salaries and related benefits	802.1	763.8
Other general and administrative expenses	578.1	509.0
Total general and administrative expenses	1,380.2	1,272.8
Total operating expenses	$1,666.0	$1,563.5

5.     Investments

Total investments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012			December 31, 2011
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,453.6	$15,328.6	$17,782.2	$2,168.1	$15,222.7	$17,390.8
Mortgage loans	72.0	1,571.3	1,643.3	41.7	1,606.8	1,648.5
Other investments	.2	1,379.8	1,380.0	2.0	1,253.7	1,255.7
Total investments	$2,525.8	$18,279.7	$20,805.5	$2,211.8	$18,083.2	$20,295.0

Debt and Equity Securities
Debt and equity securities available for sale at March 31, 2012 and December 31, 2011 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2012
Debt securities:
U.S. government securities	$1,647.4	$130.4	$(3.5)		$1,774.3
States, municipalities and political subdivisions	2,738.1	214.9	(5.1)		2,947.9
U.S. corporate securities	6,287.1	681.7	(9.0)		6,959.8
Foreign securities	2,729.1	289.1	(19.1)		2,999.1
Residential mortgage-backed securities	967.3	48.3	(.4)		1,015.2
Commercial mortgage-backed securities	1,258.0	119.6	(3.6)	(1)	1,374.0
Other asset-backed securities	483.7	20.5	(3.9)	(1)	500.3
Redeemable preferred securities	158.7	14.8	(10.7)		162.8
Total debt securities	16,269.4	1,519.3	(55.3)		17,733.4
Equity securities	47.4	10.5	(9.1)		48.8
Total debt and equity securities (2)	$16,316.8	$1,529.8	$(64.4)		$17,782.2
December 31, 2011
Debt securities:
U.S. government securities	$1,394.7	$165.0	$(.4)		$1,559.3
States, municipalities and political subdivisions	2,654.9	208.5	(3.3)		2,860.1
U.S. corporate securities	6,484.0	718.2	(28.1)		7,174.1
Foreign securities	2,614.9	278.2	(38.0)		2,855.1
Residential mortgage-backed securities	849.8	51.1	(.1)		900.8
Commercial mortgage-backed securities	1,295.3	98.3	(5.8)	(1)	1,387.8
Other asset-backed securities	437.0	20.6	(3.8)	(1)	453.8
Redeemable preferred securities	164.2	12.6	(14.5)		162.3
Total debt securities	15,894.8	1,552.5	(94.0)		17,353.3
Equity securities	40.3	5.0	(7.8)		37.5
Total debt and equity securities (2)	$15,935.1	$1,557.5	$(101.8)		$17,390.8

(1)
At both March 31, 2012 and December 31, 2011, we held securities for which we recognized $27.6 million of non-credit related impairments in other comprehensive income in the past. These securities had a net unrealized capital gain at March 31, 2012 and December 31, 2011 of $8.4 million and $7.4 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 15 beginning on page 24 for additional information on our accounting for discontinued products).  At March 31, 2012, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $467.3 million and gross unrealized capital losses of $35.5 million and, at December 31, 2011, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $505.6 million and gross unrealized capital losses of $48.2 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at March 31, 2012 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$942.9
One year through five years	3,406.9
After five years through ten years	5,304.0
Greater than ten years	5,190.1
Residential mortgage-backed securities	1,015.2
Commercial mortgage-backed securities	1,374.0
Other asset-backed securities	500.3
Total	$17,733.4

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2012 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2012, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of 2.1 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At March 31, 2012, these securities had an average quality rating of AA+ and a weighted average duration of 3.5 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2012, these securities had an average quality rating of AA+ and a weighted average duration of 3.3 years.

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

Summarized below are the debt and equity securities we held at March 31, 2012 and December 31, 2011 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Debt securities:
U.S. government securities	$513.9	$3.1	$25.3	$.4	$539.2	$3.5
States, municipalities and political subdivisions	312.1	3.5	45.4	1.6	357.5	5.1
U.S. corporate securities	443.0	7.9	28.5	1.1	471.5	9.0
Foreign securities	308.2	10.9	49.5	8.2	357.7	19.1
Residential mortgage-backed securities	107.2	.3	2.6	.1	109.8	.4
Commercial mortgage-backed securities	27.4	.5	42.8	3.1	70.2	3.6
Other asset-backed securities	56.6	.4	4.1	3.5	60.7	3.9
Redeemable preferred securities	7.9	.2	37.5	10.5	45.4	10.7
Total debt securities	1,776.3	26.8	235.7	28.5	2,012.0	55.3
Equity securities	11.6	.7	19.9	8.4	31.5	9.1
Total debt and equity securities (1)	$1,787.9	$27.5	$255.6	$36.9	$2,043.5	$64.4
December 31, 2011
Debt securities:
U.S. government securities	$14.0	$—	$15.1	$.4	$29.1	$.4
States, municipalities and political subdivisions	23.8	.4	68.6	2.9	92.4	3.3
U.S. corporate securities	625.5	25.7	62.4	2.4	687.9	28.1
Foreign securities	498.8	25.4	55.3	12.6	554.1	38.0
Residential mortgage-backed securities	.9	—	2.9	.1	3.8	.1
Commercial mortgage-backed securities	102.7	2.8	42.8	3.0	145.5	5.8
Other asset-backed securities	27.8	.1	3.9	3.7	31.7	3.8
Redeemable preferred securities	17.6	.9	34.5	13.6	52.1	14.5
Total debt securities	1,311.1	55.3	285.5	38.7	1,596.6	94.0
Equity securities	6.2	2.4	20.8	5.4	27.0	7.8
Total debt and equity securities (1)	$1,317.3	$57.7	$306.3	$44.1	$1,623.6	$101.8

(1)
At March 31, 2012 and December 31, 2011, debt and equity securities in an unrealized capital loss position of $35.5 million and $48.2 million, respectively, and with related fair value of $461.5 million and $446.1 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At March 31, 2012, we did not have the intention to sell the debt securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2012 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$51.4	$.3	$51.4	$.3
One year through five years	35.8	.6	264.6	1.7	300.4	2.3
After five years through ten years	127.8	2.8	585.7	7.1	713.5	9.9
Greater than ten years	243.2	22.6	462.8	12.3	706.0	34.9
Residential mortgage-backed securities	10.3	.1	99.5	.3	109.8	.4
Commercial mortgage-backed securities	12.8	.5	57.4	3.1	70.2	3.6
Other asset-backed securities	.6	—	60.1	3.9	60.7	3.9
Total	$430.5	$26.6	$1,581.5	$28.7	$2,012.0	$55.3

Net realized capital gains for the three months ended March 31, 2012 and 2011, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2012	2011
OTTI losses on debt securities	$(6.6)	$(2.8)
Portion of OTTI losses on debt securities recognized in other comprehensive income	—	—
Net OTTI losses on debt securities recognized in earnings	(6.6)	(2.8)
Net realized capital gains, excluding OTTI losses on debt securities	58.3	42.5
Net realized capital gains	$51.7	$39.7

The net realized capital gains for the three months ended March 31, 2012 and 2011 were primarily attributable to the sale of debt securities.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2012 and 2011 were as follows:

(Millions)	2012	2011
Proceeds on sales	$1,739.8	$1,514.4
Gross realized capital gains	63.9	53.8
Gross realized capital losses	5.9	18.8

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three months ended March 31, 2012 and 2011 we had the following activity in our mortgage loan portfolio:

(Millions)	2012	2011
New mortgage loans	$37.9	$75.7
Mortgage loans fully repaid	26.5	34.5
Mortgage loans foreclosed	—	—

At March 31, 2012 and December 31, 2011, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at March 31, 2012 or December 31, 2011.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, borrower quality and deal structure.  Based upon our most recent assessments at March 31, 2012 and December 31, 2011, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	March 31, 2012	December 31, 2011
1	$94.5	$95.6
2 to 4	1,431.2	1,426.1
5	69.1	97.1
6 and 7	48.5	29.7
Total	$1,643.3	$1,648.5

Variable Interest Entities
In determining whether to consolidate a variable interest entity ("VIE"), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at March 31, 2012 and December 31, 2011 of approximately $185 million and $175 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.1 billion at both March 31, 2012 and December 31, 2011.  The hedge fund partnership had total assets of approximately $6.5 billion and $5.9 billion at March 31, 2012 and December 31, 2011, respectively.

Non-controlling (Minority) Interests
At March 31, 2012 and December 31, 2011, approximately $72 million and $71 million of our investment holdings were owned by third parties, respectively.  The non-controlling entities’ share of these investments was included in accrued expenses and other current liabilities.  Net income attributable to these interests was $1 million and $2 million for the three months ended March 31, 2012 and 2011, respectively.  These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three months ended March 31, 2012 and 2011 were as follows:

(Millions)	2012	2011
Debt securities	$196.9	$211.3
Mortgage loans	38.6	24.7
Other investments	12.4	24.1
Gross investment income	247.9	260.1
Less: investment expenses	(7.3)	(7.5)
Net investment income (1)	$240.6	$252.6

(1)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 15 beginning on page 24 for additional information on our accounting for discontinued products).  Net investment income includes $80.7 million and $86.6 million for the three months ended March 31, 2012 and 2011, respectively, related to investments supporting our experience-rated and discontinued products.

6.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the three months ended March 31, 2012 and 2011:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total Accumulated Other Comprehensive (Loss) Income
	Securities		Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)	All Other		Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost
Three months ended March 31, 2012
Balance at December 31, 2011	$58.2	$595.2	$(33.7)	$(1,834.6)	$25.7	$(1,189.2)
Other comprehensive income (loss)	.2	24.8	5.0	12.2	(.7)	41.5
Balance at March 31, 2012	$58.4	$620.0	$(28.7)	$(1,822.4)	$25.0	$(1,147.7)
Three months ended March 31, 2011
Balance at December 31, 2010	$75.1	$375.2	$(27.3)	$(1,614.0)	$28.4	$(1,162.6)
Other comprehensive (loss) income	(9.1)	(27.4)	2.3	10.3	(.7)	(24.6)
Balance at March 31, 2011	$66.0	$347.8	$(25.0)	$(1,603.7)	$27.7	$(1,187.2)

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2012 or December 31, 2011.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2012 or December 31, 2011.  The total fair value of our broker quoted securities was approximately $126 million at March 31, 2012 and $107 million at December 31, 2011.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – We currently have two classifications of equity securities:  those that are publicly traded and those that are privately held.  Our publicly-traded securities are classified as Level 1 because quoted prices are available for these securities in an active market.  For privately-held equity securities, there is no active market; therefore, we classify these securities as Level 3 because we price these securities through an internal analysis of each investment’s financial statements and cash flow projections. Significant unobservable inputs consist of earnings and revenue multiples, discount for lack of marketability and comparability adjustments. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement, which may be significant.

Derivatives – Our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at March 31, 2012 and December 31, 2011 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets:
Debt securities:
U.S. government securities	$1,504.7	$269.6	$—	$1,774.3
States, municipalities and political subdivisions	—	2,946.3	1.6	2,947.9
U.S. corporate securities	—	6,909.5	50.3	6,959.8
Foreign securities	—	2,935.6	63.5	2,999.1
Residential mortgage-backed securities	—	1,015.2	—	1,015.2
Commercial mortgage-backed securities	—	1,347.4	26.6	1,374.0
Other asset-backed securities	—	468.0	32.3	500.3
Redeemable preferred securities	—	146.9	15.9	162.8
Total debt securities	1,504.7	16,038.5	190.2	17,733.4
Equity securities	.8	—	48.0	48.8
Derivatives	—	.3	—	.3
Total	$1,505.5	$16,038.8	$238.2	$17,782.5
Liabilities:
Derivatives	$—	$.9	$—	$.9
December 31, 2011
Assets:
Debt securities:
U.S. government securities	$1,307.0	$252.3	$—	$1,559.3
States, municipalities and political subdivisions	—	2,858.4	1.7	2,860.1
U.S. corporate securities	—	7,122.5	51.6	7,174.1
Foreign securities	—	2,805.7	49.4	2,855.1
Residential mortgage-backed securities	—	900.8	—	900.8
Commercial mortgage-backed securities	—	1,358.3	29.5	1,387.8
Other asset-backed securities	—	419.4	34.4	453.8
Redeemable preferred securities	—	146.6	15.7	162.3
Total debt securities	1,307.0	15,864.0	182.3	17,353.3
Equity securities	.8	—	36.7	37.5
Derivatives	—	2.0	—	2.0
Total	$1,307.8	$15,866.0	$219.0	$17,392.8
Liabilities:
Derivatives	$—	$.1	$—	$.1

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2012 or 2011. There were no transfers into or out of Level 3 during the three months ended March 31, 2012 and no material transfers into or out of Level 3 during the three months ended March 31, 2011.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at March 31, 2012 was as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
March 31, 2012
Assets:
Mortgage loans	$1,643.3	$—	$—	$1,695.2	$1,695.2
Liabilities:
Investment contract liabilities:
With a fixed maturity	30.1	—	—	30.4	30.4
Without a fixed maturity	527.3	—	—	531.1	531.1
Long-term debt	3,978.3	—	4,743.6	—	4,743.6

The carrying value and estimated fair value of certain of our financial instruments at December 31, 2011 was as follows:

	December 31, 2011
	Carrying	Estimated
(Millions)	Value	Fair Value
Assets:
Mortgage loans	$1,648.5	$1,703.7
Liabilities:
Investment contract liabilities:
With a fixed maturity	34.6	34.9
Without a fixed maturity	543.9	559.4
Long-term debt	3,977.7	4,643.1

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

Separate Accounts financial assets at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012				December 31, 2011
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$957.8	$3,009.1	$.6	$3,967.5	$1,079.1	$2,817.8	$—	$3,896.9
Equity securities	988.0	—	—	988.0	936.0	—	—	936.0
Derivatives	—	(3.3)	—	(3.3)	—	(5.0)	—	(5.0)
Total (1)	$1,945.8	$3,005.8	$.6	$4,952.2	$2,015.1	$2,812.8	$—	$4,827.9

(1)	Excludes $410.9 million and $390.3 million of cash and cash equivalents and other receivables at March 31, 2012 and December 31, 2011, respectively.

There were no transfers of Separate Accounts financial assets between Levels 1 and 2 during the three months ended March 31, 2012 and 2011. There were no transfers into or out of Level 3 during the three months ended March 31, 2012. There were no material transfers into or out of Level 3 during the three months ended March 31, 2011.

8.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our tax-qualified noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three months ended March 31, 2012 and 2011 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2012	2011	2012	2011
Service cost	$—	$—	$—	$.1
Amortization of prior service cost	(.1)	(.1)	(.9)	(1.0)
Interest cost	74.6	78.1	3.6	4.2
Expected return on plan assets	(96.8)	(96.0)	(.6)	(.9)
Recognized net actuarial losses	17.5	14.6	1.1	1.2
Net periodic benefit (income) cost	$(4.8)	$(3.4)	$3.2	$3.6

9.    Debt

The carrying value of our long-term debt at March 31, 2012 and December 31, 2011 was as follows:

(Millions)	March 31, 2012	December 31, 2011
Senior notes, 6.0%, due 2016	$748.2	$748.0
Senior notes, 6.5%, due 2018	499.1	499.1
Senior notes, 3.95%, due 2020	742.8	742.6
Senior notes, 4.125%, due 2021	493.6	493.4
Senior notes, 6.625%, due 2036	798.7	798.7
Senior notes, 6.75%, due 2037	695.9	695.9
Total long-term debt	$3,978.3	$3,977.7

In 2011, we entered into two interest rate swaps with an aggregate notional value of $250 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt. At March 31, 2012, these interest rate swaps had an aggregate fair value loss of approximately $1 million, which was reflected in accumulated other comprehensive loss.

At March 31, 2012 and December 31, 2011, we had approximately $150 million and $426 million of commercial paper outstanding with a weighted average interest rate of .37% and .38%, respectively.

On March 27, 2012 we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Facility”) with several financial institutions. The Facility replaces our prior $1.5 billion five-year revolving credit agreement which was due to expire on March 27, 2013. The Facility provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at March 31, 2012.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2012.  There were no amounts outstanding under the Facility or the replaced five-year revolving credit agreement at any time during the three months ended March 31, 2012.

10.    Capital Stock

On February 24, 2012 and September 23, 2011, our Board of Directors (our "Board") authorized two separate share repurchase programs. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended March 31, 2012, we repurchased approximately 7 million shares of common stock at a cost of approximately $344 million.  At March 31, 2012, we had remaining authorization to repurchase an aggregate of up to approximately $828 million of common stock under the February 24, 2012 and September 23, 2011 programs.

During the three months ended March 31, 2012 our Board declared the following cash dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date To be Paid	Total Dividends (Millions)
February 24, 2012	$.175	April 12, 2012	April 27, 2012	$61.4

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

On February 2, 2012, approximately .5 million performance stock units (“PSUs”), 1.1 million market stock units (“MSUs”) and 1.1 million restricted stock units (“RSUs”) were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals during the performance periods as determined by our Board’s Committee on Compensation and Organization.  The PSUs have two separate performance periods which relate to the Company's operating performance during the years ended December 31, 2012 and December 31, 2013. The vesting period for the PSUs ends on February 2, 2014.   The number of vested MSUs (which could range from zero to 150% of the original number of units granted) is based on the percentage change between the closing price of our common stock on the grant date and the weighted average closing price of our common stock for the thirty trading days prior to and including the vesting dates.  The MSUs have two separate vesting periods of approximately two and three years, respectively.  Each vested PSU, MSU and RSU represents one share of common stock and will be paid in shares of common stock, net of taxes, at the end of the applicable vesting period.  The RSUs will become 100% vested approximately three years from the grant date, with one-third vesting each December.

On February 8, 2012, the MSUs which were granted on February 8, 2010 became fully vested at approximately 150% of the original number of units granted.

11.    Dividend Restrictions and Statutory Surplus

Under regulatory requirements at March 31, 2012, the amount of dividends that may be paid through the end of 2012 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.4 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.  In the first quarter of 2012, our insurance and HMO subsidiaries paid approximately $430 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $6.4 billion and $5.9 billion at March 31, 2012 and December 31, 2011, respectively.

12.    Commitments and Contingencies

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers.  Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered as offsets to premium taxes.  Some states have similar laws relating to HMOs.  The Pennsylvania Insurance Commissioner has placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and has petitioned a state court for liquidation.  We cannot predict when a decision will be made, although we believe it is likely that the state court will rule within the next twelve months.  If Penn Treaty is declared insolvent and placed in liquidation, we and other insurers likely would be assessed over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders.  We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict when the state court will render a decision, the amount of the insolvency, if any, the amount and timing of associated guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets.  It is reasonably possible that in future reporting periods we may record a liability and expense relating to Penn Treaty or other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows.  While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

HMOs in certain states in which we do business are subject to assessments, including market stabilization and other risk-sharing pools, for which we are assessed charges based on incurred claims, demographic membership mix and other factors. We establish liabilities for these assessments based on applicable laws and regulations. In certain states, the ultimate assessments we pay are dependent upon our experience relative to other entities subject to the assessment and the ultimate liability is not known at the balance sheet date. While the ultimate amount of the assessment is dependent upon the experience of all pool participants, we believe we have adequate reserves to cover such assessments.

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

The first class action case was commenced on July 30, 2007.  The federal Judicial Panel on Multi-District Litigation (the “MDL Panel”) has consolidated these class action cases in the U.S. District Court for the District of New Jersey (the “New Jersey District Court”) under the caption In re: Aetna UCR Litigation, MDL No. 2020 (“MDL 2020”).   In addition, the MDL Panel has transferred the individual lawsuits to MDL 2020.  On May 9, 2011, the New Jersey District Court dismissed the physician plaintiffs from MDL 2020 without prejudice.  The New Jersey District Court’s action followed a ruling by the United States District Court for the Southern District of Florida (the “Florida District Court”) that the physician plaintiffs were enjoined from participating in MDL 2020 due to a prior settlement and release.  The United States Court of Appeals for the Eleventh Circuit has dismissed the physician plaintiffs' appeal of the Florida District Court’s ruling.

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

CMS Actions
On June 13, 2011, the Centers for Medicare & Medicaid Services (“CMS”) lifted the intermediate sanctions it had previously imposed on us that required us to suspend the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan (“PDP”) contracts.  The sanctions related to our compliance with certain Medicare Part D requirements.  We have resumed marketing our Medicare Advantage and PDP products and have been enrolling beneficiaries with effective dates on and after July 1, 2011.  CMS still is not assigning any new low income subsidy members to our PDPs at this time.  However, low income subsidy members can make their own choice to enroll in Aetna products.  As a result of these sanctions, our 2011 Medicare membership and operating results were adversely affected because we did not participate in the annual enrollment process for 2011.  We continue to cooperate fully with CMS to address residual matters identified in connection with the sanction review.

CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions and document their medical records.  Medicare Advantage plans and PDPs receive increased premiums for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers’ medical records and related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company's plans. We believe that the Office of the Inspector General (the “OIG”) also is auditing risk adjustment data, and we expect CMS and the OIG to continue auditing risk adjustment data.

On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the "Notice"). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. Under that methodology, the RADV audit premium refund calculation will include an adjustment for the differences in documentation standards between the RADV audits and the risk adjustment model; however, the Notice provides limited information about that adjustment. In addition, CMS will project the error rate identified in the audit sample to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not make an adjustment for differences in documentation standards or project sample error rates to the entire contract. We are currently unable to predict the financial impact of the documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

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

In addition, our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, CMS, the U.S. Department of Health and Human Services, various state insurance and health care regulatory authorities, state attorneys general and offices of inspector general, the Center for Consumer Information and Insurance Oversight, the OIG, the Office of Personnel Management, committees, subcommittees and members of the U.S. Congress, the U.S. Department of Justice, the Federal Trade Commission, U.S. attorneys and other state and federal governmental authorities.  These government actions include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our current and past business practices, including our overall claims processing and payment practices, our business practices with respect to our small group products, student health products or individual customers (such as market withdrawals, rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”

There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, complaint, grievance and appeal processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices, sales practices, and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).  For example, New York is one of over 35 states that are investigating life insurers' claims payment and related escheat practices, and we have received requests for information from New York, Connecticut and Minnesota with respect to our life insurance claim payment and related escheat practices.

As a leading national health and related benefits company, we regularly are the subject of government actions of the types described above.  These government actions may prevent or delay us from implementing planned premium rate increases and may result, and have resulted, in restrictions on our business, changes to or clarifications of our business practices, retroactive adjustments to premiums, refunds or other payments to members, beneficiaries, states or the federal government, assessments of damages, civil or criminal fines or penalties, or other sanctions, including the possible loss of licensure or suspension or exclusion from participation in government programs, such as the intermediate sanctions previously imposed on us by CMS that are described above under “CMS Actions.”

Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties or punitive damages that are discretionary in amount, involve a large number of claimants or regulatory authorities, represent a change in regulatory policy, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices.  In addition, because most legal proceedings are resolved over long periods of time, potential losses are subject to change due to, among other things, new developments, changes in litigation strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us.  As a result, we are currently unable to predict the ultimate outcome of, or reasonably estimate the losses or a range of losses resulting from, the matters described above, and it is reasonably possible that their outcome could be material to us.

13.    Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Summarized financial information of our segments for the three months ended March 31, 2012 and 2011 was as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended March 31, 2012
Revenue from external customers	$8,119.5	$454.6	$49.4	$—	$8,623.5
Operating earnings (loss) (1)	468.9	40.9	5.8	(38.2)	477.4
Three Months Ended March 31, 2011
Revenue from external customers	$7,620.6	$430.3	$44.6	$—	$8,095.5
Operating earnings (loss) (1)	555.3	42.9	5.8	(43.8)	560.2

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

A reconciliation of operating earnings to net income for the three months ended March 31, 2012 and 2011 was as follows:

(Millions)	2012	2011
Operating earnings	$477.4	$560.2
Net realized capital gains, net of tax	33.6	25.8
Net income	$511.0	$586.0

14.     Reinsurance

In January 2012, we entered into three-year reinsurance agreements with an unrelated insurer. The agreements allow us to reduce our required statutory capital and provide an aggregate of $150 million of collateralized excess of loss reinsurance coverage on a portion of Aetna's group Commercial Insured Health Care business.

Effective January 1, 2012, we renewed our agreement with another unrelated insurer to reinsure fifty percent of our group term life and group accidental death and dismemberment insurance policies. We entered into this contract in order to reduce the risk on catastrophic loss which in turn reduces our statutory capital and surplus requirements. This contract does not qualify for reinsurance accounting under GAAP. As such, this contract has been accounted for under deposit accounting.

15.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs and less than 3 years for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.  Because we projected anticipated cash shortfalls in our discontinued products, at the time of discontinuance we established a receivable from Large Case Pensions’ continuing products (which is eliminated in consolidation).

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expectation of future losses remains consistent with prior projections, the results of the discontinued products are applied against the reserve and do not affect net income.  However, if actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  As a result of this review, the reserve at each of March 31, 2012 and December 31, 2011 reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2012 and 2011 was as follows (pretax):

(Millions)	2012	2011
Reserve, beginning of period	$896.3	$884.8
Operating (losses) income	(2.0)	5.4
Net realized capital gains	16.5	12.5
Reserve, end of period	$910.8	$902.7

During the three months ended March 31, 2012, our discontinued products reflected net realized capital gains (primarily attributable to gains from the sale of debt securities, partially offset by losses from other investments) and operating losses. We evaluated these results against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve is required at March 31, 2012.

Assets and liabilities supporting discontinued products at March 31, 2012 and December 31, 2011 were as follows: (1)

(Millions)	2012	2011
Assets:
Debt and equity securities available for sale	$2,539.0	$2,589.7
Mortgage loans	427.2	437.1
Other investments	690.9	619.2
Total investments	3,657.1	3,646.0
Other assets	120.8	130.0
Current and deferred income taxes	18.8	15.7
Receivable from continuing products (2)	531.2	523.2
Total assets	$4,327.9	$4,314.9
Liabilities:
Future policy benefits	$2,971.1	$3,005.8
Policyholders' funds	7.7	8.2
Reserve for anticipated future losses on discontinued products	910.8	896.3
Other liabilities (3)	438.3	404.6
Total liabilities	$4,327.9	$4,314.9

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)	The receivable from continuing products is eliminated in consolidation.

(3)	Net unrealized capital gains on the available-for-sale debt securities are included in other liabilities and are not reflected in consolidated shareholders’ equity.

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $101 million and $104 million for the three months ended March 31, 2012 and 2011, respectively. There were no participant-directed withdrawals from our discontinued products during the three months ended March 31, 2012 or 2011.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2012, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the three‑month periods ended March 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP

Hartford, Connecticut
April 26, 2012

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 36.1 million people with information and resources to help them make better informed decisions about their health care.  We offer a broad range of traditional and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services and health information technology services.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers, governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at March 31, 2012 and December 31, 2011 and operating results for the three months ended March 31, 2012 and 2011.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2011 Annual Report on Form 10-K (the “2011 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2012 and 2011:

(Millions)	2012	2011
Revenue:
Health Care	$8,242.7	$7,743.4
Group Insurance	544.2	510.9
Large Case Pensions	128.9	133.5
Total revenue	8,915.8	8,387.8
Net income	511.0	586.0
Operating earnings: (1)
Health Care	468.9	555.3
Group Insurance	40.9	42.9
Large Case Pensions	5.8	5.8
Cash flows from operations	1,019.7	572.2

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to “Segment Results and Use of Non-GAAP Measures” in this document beginning on page 28 for a discussion of non-GAAP measures.  Refer to pages 30, 33 and 34 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings in aggregate declined for the three months ended March 31, 2012 compared to the corresponding period in 2011. The decline in our business segment operating earnings is primarily due to approximately $112 million after-tax of favorable development of prior-years health care cost estimates in the three months ended March 31, 2011, while there was no significant development of prior-years health care cost estimates in the first quarter of 2012.

Total revenue increased during the three months ended March 31, 2012 compared to the corresponding period in 2011 primarily due to an increase in Health Care premium and higher fees and other revenue.

At March 31, 2012, we served approximately 17.9 million medical members (consisting of approximately 32% Insured members and 68% administrative services contract ("ASC") members), 13.6 million dental members and 8.6 million pharmacy benefit management services members.  At March 31, 2011, we served approximately 17.8 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.5 million dental members and 8.6 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2012 and 2011, generating $1.1 billion and $642 million of cash flows from operations in our Health Care and Group Insurance businesses during the three months ended March 31, 2012 and 2011, respectively.  During the first quarter of 2012, these cash flows funded ordinary course operating activities, the payment of cash dividends to shareholders and repurchases of shares of our common stock. We paid dividends to our shareholders of $61 million during the three months ended March 31, 2012. In addition we repurchased 7 million shares of common stock under our share repurchase programs at a cost of approximately $344 million and $250 million during the three months ended March 31, 2012 and 2011, respectively.  Refer to “Liquidity and Capital Resources” beginning on page 37 and Note 9 of Condensed Notes to Consolidated Financial Statements on page 18 for additional information.

Management Update
On February 20, 2012, we announced that Kristi Ann Matus was joining Aetna as Executive Vice President, Government Services and will lead our government services businesses and that we would consolidate and realign our Commercial ASC and insurance businesses under Frank G. McCauley, who assumed the role of Executive Vice President, Commercial Businesses.

Health Care Reform Legislation
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”), which makes broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and will continue to significantly impact our business operations and financial results, including our pricing and medical benefit ratios.  Health Care Reform presents us with new business opportunities, but also with new financial and other challenges.  It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.

Components of the legislation will be phased in over the next six years.  We are dedicating and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state level health care reform.  While the federal government has issued a number of regulations implementing Health Care Reform, many significant parts of the legislation, including health insurance exchanges ("Insurance Exchanges"), the scope of "essential health benefits", employer penalties and the implementation of minimum medical loss ratios (“MLRs”), require further guidance and clarification at the federal level and/or in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years.  Pending efforts in the U.S. Congress to repeal, amend or restrict funding for various aspects of Health Care Reform, the pending litigation challenging the constitutionality of Health Care Reform, including the pending U.S. Supreme Court ruling which is expected to be issued in mid-2012, and the 2012 presidential election create additional uncertainty about the ultimate impact of the legislation.

For additional information on Health Care Reform refer to "MD&A-Overview-Health Care Reform Legislation," "Regulatory Environment" and "Forward-Looking Information/Risk Factors" in our 2011 Annual Report.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements beginning on page 23.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement benefit (“OPEB”) plan expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Our discussion of our operating results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as allocating resources to each segment.  Operating earnings exclude net realized capital gains or losses as well as other items, if any, from net income reported in accordance with GAAP.  We believe excluding net realized capital gains or losses from net income to arrive at operating earnings provides more meaningful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however, these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  We also may exclude other items that neither relate to the ordinary course of our business nor reflect our underlying business performance from net income to arrive at operating earnings.  In each segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income.  Each table details the net realized capital gains or losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis and an ASC basis.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts ("HSAs") and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account.  We also offer Medicare and Medicaid products and services, as well as specialty products, such as health information technology services, medical management and data analytics services, medical stop loss insurance and products that provide access to our provider networks in select geographies.  We separately track premiums and health care costs for Medicare and Medicaid products; all other medical, dental and other Health Care products are referred to as Commercial. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Operating Summary for the Three Months Ended March 31, 2012 and 2011:

(Millions)	2012	2011
Premiums:
Commercial	$5,177.1	$5,013.6
Medicare	1,651.6	1,408.8
Medicaid	358.7	328.2
Total premiums	7,187.4	6,750.6
Fees and other revenue	932.1	870.0
Net investment income	81.6	89.1
Net realized capital gains	41.6	33.7
Total revenue	8,242.7	7,743.4
Health care costs	5,857.5	5,348.0
Operating expenses:
Selling expenses	265.3	271.5
General and administrative expenses	1,308.5	1,204.5
Total operating expenses	1,573.8	1,476.0
Amortization of other acquired intangible assets	36.7	24.6
Total benefits and expenses	7,468.0	6,848.6
Income before income taxes	774.7	894.8
Income taxes	278.8	317.6
Net income	$495.9	$577.2

The table presented below reconciles net income to operating earnings for the three months ended March 31, 2012 and 2011:

(Millions)	2012	2011
Net income	$495.9	$577.2
Net realized capital gains, net of tax	(27.0)	(21.9)
Operating earnings	$468.9	$555.3

Operating earnings for the three months ended March 31, 2012 were $86.4 million lower than the corresponding period in 2011. Included in operating earnings for the three months ended March 31, 2011 is approximately $112 million ($174 million pretax) of favorable development of prior-years health care costs estimates. There was no significant development of prior-years health care cost estimates in the first quarter of 2012. Operating earnings in 2012 were lower compared to 2011 primarily due to this development.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three months ended March 31, 2012 and 2011, our MBRs by product were as follows:

	2012	2011
Commercial	79.9%	77.0%
Medicare	84.4%	85.1%
Medicaid	91.6%	88.5%
Total	81.5%	79.2%

Refer to our discussion of Commercial and Medicare results on page 31 for an explanation of the changes in our MBRs.

Commercial operating results reflect lower underwriting margins and lower Insured membership in 2012 compared to 2011.
Commercial premiums increased approximately $164 million for the three months ended March 31, 2012, compared to the corresponding period in 2011, due primarily to higher Commercial premium yields partially offset by lower Commercial Insured membership in 2012.

Our Commercial MBRs were 79.9% for the three months ended March 31, 2012 compared to 77.0% for the corresponding period in 2011.  There was no significant development of prior-years health care cost estimates in the three months ended March 31, 2012, and approximately $143 million of favorable development in the corresponding period in 2011. The 2011 development was primarily caused by lower than projected utilization of most categories of medical services. Our Commercial MBR was higher in the three months ended March 31, 2012 compared to the corresponding period in 2011 primarily due to this development. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2011 Annual Report for a discussion of Health Care Costs Payable at December 31, 2011.

Medicare results for the three months ended March 31, 2012 reflect an increase in membership from the corresponding period in 2011.
Medicare premiums increased approximately $243 million for the three months ended March 31, 2012, compared to the corresponding period in 2011, primarily due to membership growth in Medicare Advantage and the addition of Genworth's Medicare Supplement business.

Our Medicare MBRs were 84.4% for the three months ended March 31, 2012 compared to 85.1% for the corresponding period in 2011.  This decrease was primarily due to higher premium revenues in 2012 and changes in the mix of business. There was no significant development of prior-years health care cost estimates in the three months ended March 31, 2012, and approximately $25 million of favorable development in the corresponding period in 2011.

Other Sources of Revenue
Health Care fees and other revenue for the three months ended March 31, 2012 increased $62 million compared to the corresponding period in 2011 primarily as a result of the inclusion of revenues from our 2011 acquisitions.

General and Administrative Expenses
General and administrative expenses increased during the three months ended March 31, 2012 compared with the corresponding period of 2011, due primarily to the inclusion of expenses associated with our 2011 acquisitions, partially offset by continued execution of our expense initiatives.

Membership
Health Care’s membership at March 31, 2012 and 2011 was as follows:

	2012			2011
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,718	11,418	16,136	4,822	11,353	16,175
Medicare Advantage	434	—	434	395	—	395
Medicaid	336	838	1,174	388	824	1,212
Medicare Supplement	171	—	171	12	—	12
Total Medical Membership	5,659	12,256	17,915	5,617	12,177	17,794

Consumer-Directed Health Plans (1)			2,560			2,412

Dental:
Commercial	4,704	7,299	12,003	4,798	7,083	11,881
Medicare and Medicaid	185	452	637	163	463	626
Network Access (2)	—	973	973	—	982	982
Total Dental Membership	4,889	8,724	13,613	4,961	8,528	13,489

Pharmacy:
Commercial			7,869			7,901
Medicare PDP (stand-alone)			469			447
Medicare Advantage PDP			198			190
Medicaid			107			27
Total Pharmacy Benefit Management Services			8,643			8,565

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.

Total medical membership at March 31, 2012 increased compared to March 31, 2011, reflecting the addition of approximately 566 thousand ASC members from the 2011 Prodigy Health Group ("Prodigy") acquisition and more than 150 thousand Medicare Supplement members from the 2011 acquisition of Genworth's Medicare Supplement business and related blocks of in-force business, partially offset by a decline in Commercial insured membership due to lapsed customers and in-group attrition that exceeded new sales.

Total dental membership at March 31, 2012 increased compared to March 31, 2011 primarily due to the addition of approximately 376 thousand members from the Prodigy acquisition, partially offset by lapsed customers that exceeded new sales in the Commercial insured business.

Total pharmacy benefit management services membership increased at March 31, 2012 compared to March 31, 2011 primarily due to an increase of approximately 268 thousand members from the Prodigy acquisition as well as growth in our Medicaid business, partially offset by a decrease in Commercial medical enrollment.

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

Operating Summary for the Three Months Ended March 31, 2012 and 2011:

(Millions)	2012	2011
Premiums:
Life	$263.8	$257.9
Disability	154.5	134.1
Long-term care	11.6	11.5
Total premiums	429.9	403.5
Fees and other revenue	24.7	26.8
Net investment income	77.4	74.1
Net realized capital gains	12.2	6.5
Total revenue	544.2	510.9
Current and future benefits	387.2	361.8
Operating expenses:
Selling expenses	20.5	19.2
General and administrative expenses	69.0	63.4
Total operating expenses	89.5	82.6
Amortization of other acquired intangible assets	1.1	1.7
Total benefits and expenses	477.8	446.1
Income before income taxes	66.4	64.8
Income taxes	17.6	17.7
Net income	$48.8	$47.1

The table presented below reconciles net income to operating earnings for the three months ended March 31, 2012 and 2011:

(Millions)	2012	2011
Net income	$48.8	$47.1
Net realized capital gains, net of tax	(7.9)	(4.2)
Operating earnings	$40.9	$42.9

Operating earnings for the three months ended March 31, 2012 decreased by $2 million compared to the corresponding period in 2011, primarily due to higher general and administrative expenses and lower underwriting margins in our disability products, partially offset by higher underwriting margins from our life products.

The group benefit ratio (which represents current and future benefits divided by premiums) was 90.1% for the three months ended March 31, 2012 compared to 89.7% for corresponding period in 2011.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2012 and 2011:

(Millions)	2012	2011
Premiums	$46.5	$41.8
Net investment income	81.6	89.4
Other revenue	2.9	2.8
Net realized capital losses	(2.1)	(.5)
Total revenue	128.9	133.5
Current and future benefits	123.7	123.7
General and administrative expenses	3.3	3.7
Total benefits and expenses	127.0	127.4
Income before income taxes	1.9	6.1
Income (benefits) taxes, net of tax	(2.6)	.6
Net income	$4.5	$5.5

The table presented below reconciles net income to operating earnings for the three months ended March 31, 2012 and 2011:

(Millions)	2012	2011
Net income	$4.5	$5.5
Net realized capital losses, net of tax	1.3	.3
Operating earnings	$5.8	$5.8

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate future losses over their life (which is currently greater than 30 years for SPAs and less than 3 years for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 24.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expectation of future losses remains consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact operating earnings or net income for Large Case Pensions. However, if actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly.  The current reserve reflects management's best estimate of anticipated future losses.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2012 and 2011 was as follows (pretax):

(Millions)	2012	2011
Reserve, beginning of period	$896.3	$884.8
Operating (losses) income	(2.0)	5.4
Net realized capital gains	16.5	12.5
Reserve, end of period	$910.8	$902.7

During the three months ended March 31, 2012, our discontinued products reflected net realized capital gains (primarily attributable to gains from the sale of debt securities, partially offset by losses from other investments) and operating losses. We evaluated these results against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve is required at March 31, 2012.

INVESTMENTS

At March 31, 2012 and December 31, 2011 our investment portfolio consisted of the following:

(Millions)	March 31, 2012	December 31, 2011
Debt and equity securities available for sale	$17,782.2	$17,390.8
Mortgage loans	1,643.3	1,648.5
Other investments	1,380.0	1,255.7
Total investments	$20,805.5	$20,295.0

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at March 31, 2012 and December 31, 2011:

(Millions)	March 31, 2012	December 31, 2011
Experience-rated products	$1,665.0	$1,645.0
Discontinued products	3,657.1	3,646.0
Remaining products	15,483.4	15,004.0
Total investments	$20,805.5	$20,295.0

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three months ended March 31, 2012 and 2011 were as follows:

(Millions)	2012	2011
Scheduled contract maturities and benefit payments (1)	$60.9	$63.6
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	2.2	.5
Participant-directed withdrawals	4.9	1.7

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A+ and A at March 31, 2012 and December 31, 2011, respectively, with approximately $4.7 billion at March 31, 2012 and $4.4 billion at December 31, 2011 rated AAA.  The debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.1 billion at March 31, 2012 and $1.2 billion at December 31, 2011 (of which 19% and 20% at March 31, 2012 and December 31, 2011, respectively, supported our discontinued and experience-rated products).

At March 31, 2012 and December 31, 2011, we held approximately $742 million and $733 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 4% of our total investments on each date.  These securities had an average credit quality rating of A+ at both March 31, 2012 and December 31, 2011 with and without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At March 31, 2012 and December 31, 2011, approximately 2% of our investment portfolio is comprised of investments that are either European sovereign, agency, or local government debt or European corporate issuers of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both March 31, 2012 and December 31, 2011 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 14 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At both March 31, 2012 and December 31, 2011, our debt and equity securities had net unrealized capital gains of $1.5 billion, of which $432 million and $457 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 5 of Condensed Notes to Consolidated Financial Statements beginning on page 8 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at March 31, 2012 and December 31, 2011.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary impairments of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2011 Annual Report for more information.

Net Realized Capital Gains and Losses
Net realized capital gains were $34 million ($52 million pretax) for the three months ended March 31, 2012 and $26 million ($40 million pretax) for the corresponding period in 2011.  We had no individual realized capital losses on debt or equity securities that materially impacted our operating results during the three months ended March 31, 2012 or 2011.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented 8% of our total invested assets at both March 31, 2012 and December 31, 2011.  There were no material impairment reserves on these loans at March 31, 2012 or December 31, 2011.  Refer to Note 5 of Condensed Notes to Consolidated Financial Statements on page 8 for additional information on our mortgage loan portfolio.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio for the risk factors noted above on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices.  Based upon this analysis, there have been no material changes in our exposure to these risks since December 31, 2011.  Refer to the MD&A in our 2011 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, and issuing commercial paper from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses, share repurchases and shareholder dividends.  We have a committed short-term borrowing capacity of $1.5 billion through the five-year revolving credit facility agreement which we entered into on March 27, 2012 to replace our $1.5 billion credit facility which was due to expire in March 2013.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2012 and 2011.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2012	2011
Cash flows from operating activities
Health Care and Group Insurance	$1,064.8	$642.0
Large Case Pensions	(45.1)	(69.8)
Net cash provided by operating activities	1,019.7	572.2
Cash flows from investing activities
Health Care and Group Insurance	(254.9)	(501.4)
Large Case Pensions	44.7	94.2
Net cash used for investing activities	(210.2)	(407.2)
Net cash used for financing activities	(680.1)	(588.2)
Net increase (decrease) in cash and cash equivalents	$129.4	$(423.2)

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.1 billion for the three months ended March 31, 2012 and $642 million for the three months ended March 31, 2011.  The increase for the three months ended March 31, 2012 compared with the corresponding period in 2011 is primarily attributable to the timing of Medicare premium receipts, as we received a payment associated with April 2012 on March 30, 2012.

During the three months ended March 31, 2012 and 2011, we repurchased approximately 7 million shares of common stock in each period at a cost of approximately $344 million and $250 million, respectively. At March 31, 2012, the capacity remaining under our share repurchase authorizations was approximately $828 million. Refer to Note 10 of the Condensed Notes to Consolidated Financial Statements on page 19 for more information on our share repurchases.

During the three months ended March 31, 2012 our Board of Directors (our "Board") declared the following cash dividend:

	Dividend Amount	Stockholders of		Total Dividends
Date Declared	Per Share	Record Date	Date To be Paid	(Millions)
February 24, 2012	$.175	April 12, 2012	April 27, 2012	$61.4

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At March 31, 2012 and December 31, 2011, we had approximately $150 million and $426 million, respectively, of commercial paper outstanding.  The maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2012 was $721 million.

On March 27, 2012 we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Facility”) with several financial institutions. The Facility replaces our prior $1.5 billion five-year revolving credit agreement which was due to expire on March 27, 2013. The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. There were no amounts outstanding under the Facility or the replaced five-year revolving credit agreement at any time during the three months ended March 31, 2012.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of shareholders’ equity plus total debt) was approximately 29% at March 31, 2012.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $59 million and $66 million for the three months ended March 31, 2012 and 2011, respectively.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 18 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 2, 2012, we granted approximately .5 million performance stock units, 1.1 million market stock units and 1.1 million restricted stock units to certain employees.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 19 for additional information.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2011 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not reflect the actual amounts of the final transactions that occur.

REGULATORY ENVIRONMENT
Except as set forth below, there were no material changes in the regulation of our business since December 31, 2011.  Refer to the "Regulatory Environment" section in our 2011 Annual Report for information on the regulation of our business.

Medicare
CMS regularly audits our performance to determine our compliance with CMS's regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies' Medicare plans by considering the applicable health status of Medicare members as supported by information maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions and document their medical records.  Medicare Advantage plans and PDPs receive increased premiums for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers' medical records and related diagnosis codes that determine the members' health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company's plans. We believe that the Office of Inspector General (the “OIG”) also is auditing risk adjustment data, and we expect CMS and the OIG to continue auditing risk adjustment data.

On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the "Notice"). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. Under that methodology, the RADV audit premium refund calculation will include an adjustment for the differences in documentation standards between the RADV audits and the risk adjustment model; however, the Notice provides limited information about that adjustment. In addition, CMS will project the error rate identified in the audit sample to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not make an adjustment for differences in documentation standards or project sample error rates to the entire contract. We are currently unable to predict the financial impact of the documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

ICD-10
CMS has issued a proposed rule which would delay the implementation of an updated and expanded set of standardized diagnosis and procedure codes used for describing health conditions, known as ICD-10, for only one year until October, 2014.

FORWARD-LOOKING INFORMATION/RISK FACTORS

Certain information in this MD&A is forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to uncertainties that are outside our control and could cause actual future results to differ materially from those statements.  You should not place undue reliance on forward-looking statements, and we disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

The following information supplements the Forward Looking Information/Risk Factors portion of our 2011 Annual Report.  You should read that section of our 2011 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

We are subject to retroactive adjustments to certain premiums, including as a result of CMS risk adjustment data validation (“RADV”) audits.
On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the "Notice"). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. The Notice also provides limited information about an adjustment that will be included in the calculation of RADV premium refunds to account for differences in certain documentation standards. We are currently unable to predict the financial impact of that documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows. For more information see "Regulatory Environment - Medicare" beginning on page 39.

Our business success and profitability depend in part on continuing to develop and implement improvements in technology, including ICD-10.
CMS has issued a proposed rule which would delay the implementation of ICD-10 for only one year until October, 2014. Implementing ICD-10 has required and will continue to require a substantial investment of resources by us and the health and related benefits industry in general over the next several years, including significant information technology investments, changes in business processes and documentation and extensive employee education and training. If we and/or the health and related benefits industry fail to adequately implement ICD-10 or if the implementation date of ICD-10 is postponed significantly beyond October 2014, we may suffer a significant loss in the resources invested and in productivity, and/or fluctuations in our cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in exposures to market risk since December 31, 2011.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 37 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2012 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 40 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended March 31, 2012:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2012 - January 31, 2012	—	$—	—	$422.2
February 1, 2012 - February 29, 2012	3.6	46.20	3.6	1,007.5
March 1, 2012 - March 31, 2012	3.8	46.37	3.8	828.4
Total	7.4	$46.29	7.4	N/A

Our Board of Directors authorized two separate share repurchase programs on September 23, 2011 and February 24, 2012. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended March 31, 2012, we repurchased approximately 7 million shares of common stock at a cost of approximately $344 million.  At March 31, 2012, we had remaining authorization to repurchase an aggregate of up to approximately $828 million of common stock under the September 23, 2011 and February 24, 2012 programs.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

3	Article of Incorporation and By-Laws

3.1	Amended and Restated By-Laws of Aetna Inc. effective February 24, 2012, incorporated herein by reference to Exhibit 3.1 to Aetna Inc.'s Form 8-K filed on February 28, 2012.

10	Material Contracts

10.1	$1,500,000,000 Five-Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on March 28, 2012.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, beginning on page 8 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 26, 2012 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	April 26, 2012	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 26, 2012 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic