Form 10-Q
period 2012-06-30
AETNA INC /PA/
filed 2012-07-31
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2012
or

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

There were 334.2 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at June 30, 2012.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2012

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 27), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2012	2011	2012	2011
Revenue:
Health care premiums	$7,167.9	$6,733.4	$14,355.3	$13,484.0
Other premiums	468.7	451.8	945.1	897.1
Fees and other revenue (1)	967.1	896.5	1,926.8	1,796.1
Net investment income	222.8	241.3	463.4	493.9
Net realized capital gains	8.6	21.4	60.3	61.1
Total revenue	8,835.1	8,344.4	17,750.9	16,732.2
Benefits and expenses:
Health care costs (2)	5,908.3	5,366.8	11,765.8	10,714.8
Current and future benefits	483.3	477.7	994.2	963.2
Operating expenses:
Selling expenses	271.4	267.2	547.7	557.9
General and administrative expenses	1,375.0	1,324.5	2,764.7	2,597.3
Total operating expenses	1,646.4	1,591.7	3,312.4	3,155.2
Interest expense	64.4	61.5	123.7	127.6
Amortization of other acquired intangible assets	37.0	25.6	74.8	51.9
Total benefits and expenses	8,139.4	7,523.3	16,270.9	15,012.7
Income before income taxes	695.7	821.1	1,480.0	1,719.5
Income taxes:
Current	182.0	226.7	456.5	564.0
Deferred	56.1	57.7	54.9	32.8
Total income taxes	238.1	284.4	511.4	596.8
Net income	$457.6	$536.7	$968.6	$1,122.7
Earnings per common share:
Basic	$1.34	$1.42	$2.80	$2.94
Diluted	$1.32	$1.39	$2.76	$2.88

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $20.7 million and $39.5 million (net of pharmaceutical and processing costs of $294.3 million and $579.8 million) for the three and six months ended June 30, 2012, respectively, and $14.4 million and $30.0 million (net of pharmaceutical and processing costs of $311.6 million and $620.9 million) for the three and six months ended June 30, 2011, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $31.1 million and $68.0 million for the three and six months ended June 30, 2012, respectively, and $32.5 million and $69.6 million for the three and six months ended June 30, 2011, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions)	2012	2011	2012	2011
Net income	$457.6	$536.7	$968.6	$1,122.7
Other comprehensive income (loss), net of tax:
Previously impaired debt securities (1) :
Net unrealized gains
($8.8, $3.7, $4.0 and $3.2 pretax)	5.7	2.4	2.6	2.1
Less: reclassification of gains to earnings
($10.2, $8.7, $5.1 and $22.2 pretax)	6.6	5.6	3.3	14.4
Total previously impaired debt securities (1)	(.9)	(3.2)	(.7)	(12.3)
All other securities:
Net unrealized gains
($148.5, $179.8, $239.5 and $158.0 pretax)	96.6	116.9	155.7	102.7
Less: reclassification of gains to earnings
($16.2, $38.6, $68.9 and $58.8 pretax)	10.5	25.0	44.8	38.2
Total all other securities	86.1	91.9	110.9	64.5
Foreign currency and derivatives:
Net unrealized losses
($(7.2), $(8.3), $(.6) and $(5.7) pretax)	(4.7)	(5.4)	(.4)	(3.7)
Less: reclassification of losses to earnings
($(1.2), $(1.1), $(2.3) and $(2.1) pretax)	(.8)	(.8)	(1.5)	(1.4)
Total foreign currency and derivatives	(3.9)	(4.6)	1.1	(2.3)
Pension and OPEB plans:
Amortization of net actuarial losses
($(18.8), $(15.8), $(37.4) and $(31.6) pretax)	12.1	10.2	24.3	20.5
Amortization of prior service cost
($1.0, $.9, $2.0 and $2.0 pretax)	(.6)	(.6)	(1.3)	(1.3)
Other comprehensive income	92.8	93.7	134.3	69.1
Comprehensive income	$550.4	$630.4	$1,102.9	$1,191.8

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At June 30, 2012	At December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$922.1	$679.7
Investments	2,347.0	2,211.8
Premiums receivable, net	866.8	761.4
Other receivables, net	759.1	701.5
Accrued investment income	188.2	195.8
Income taxes receivable	79.6	161.9
Deferred income taxes	370.7	387.2
Other current assets	941.2	790.7
Total current assets	6,474.7	5,890.0
Long-term investments	18,331.0	18,083.2
Reinsurance recoverables	903.4	921.7
Goodwill	6,202.2	6,203.9
Other acquired intangible assets, net	885.3	958.6
Property and equipment, net	542.2	556.9
Other long-term assets	792.8	760.6
Separate Accounts assets	5,321.1	5,218.2
Total assets	$39,452.7	$38,593.1

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,883.5	$2,675.5
Future policy benefits	661.5	668.0
Unpaid claims	611.2	581.2
Unearned premiums	839.6	369.7
Policyholders' funds	1,268.1	1,281.6
Short-term debt	—	425.9
Accrued expenses and other current liabilities	2,171.2	2,520.3
Total current liabilities	8,435.1	8,522.2
Future policy benefits	6,051.2	6,092.8
Unpaid claims	1,529.9	1,505.8
Policyholders' funds	1,295.4	1,351.6
Long-term debt	4,706.3	3,977.7
Deferred income taxes	341.0	208.8
Other long-term liabilities	1,516.9	1,595.8
Separate Accounts liabilities	5,321.1	5,218.2
Total liabilities	29,196.9	28,472.9
Commitments and contingencies (Note 12)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 334.2 million shares issued and outstanding in 2012; 2.6 billion shares authorized and 349.7 million shares issued and
outstanding in 2011) and additional paid-in capital	1,039.8	962.8
Retained earnings	10,270.9	10,346.6
Accumulated other comprehensive loss	(1,054.9)	(1,189.2)
Total shareholders' equity	10,255.8	10,120.2
Total liabilities and shareholders' equity	$39,452.7	$38,593.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Six Months Ended June 30, 2012
Balance at December 31, 2011	349.7	$962.8	$10,346.6	$(1,189.2)	$10,120.2
Net income	—	—	968.6	—	968.6
Other comprehensive income (Note 6)	—	—	—	134.3	134.3
Common shares issued for benefit plans,
including tax benefits	5.7	77.2	—	—	77.2
Repurchases of common shares	(21.2)	(.2)	(924.3)	—	(924.5)
Dividends declared	—	—	(120.0)	—	(120.0)
Balance at June 30, 2012	334.2	$1,039.8	$10,270.9	$(1,054.9)	$10,255.8

Six Months Ended June 30, 2011
Balance at December 31, 2010	384.4	$651.5	$10,401.9	$(1,162.6)	$9,890.8
Net income	—	—	1,122.7	—	1,122.7
Other comprehensive income (Note 6)	—	—	—	69.1	69.1
Common shares issued for benefit plans,
including tax benefits	6.4	189.7	—	—	189.7
Repurchases of common shares	(17.9)	(.2)	(734.8)	—	(735.0)
Dividends declared	—	—	(113.8)	—	(113.8)
Balance at June 30, 2011	372.9	$841.0	$10,676.0	$(1,093.5)	$10,423.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2012	2011
Cash flows from operating activities:
Net income	$968.6	$1,122.7
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(60.3)	(61.1)
Depreciation and amortization	226.7	214.9
Equity in earnings of affiliates, net	(11.3)	(24.5)
Stock-based compensation expense	64.5	74.7
Amortization (Accretion) of net investment premium (discount)	8.9	(2.6)
Changes in assets and liabilities:
Accrued investment income	7.6	(1.2)
Premiums due and other receivables	(139.8)	(313.0)
Income taxes	108.6	168.7
Other assets and other liabilities	(559.1)	(189.0)
Health care and insurance liabilities	492.9	(103.4)
Other, net	2.7	10.3
Net cash provided by operating activities	1,110.0	896.5
Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,620.0	4,947.1
Cost of investments	(5,582.7)	(5,046.5)
Additions to property, equipment and software	(150.8)	(137.1)
Cash used for acquisition, net of cash acquired	—	(1,098.2)
Net cash used for investing activities	(113.5)	(1,334.7)
Cash flows from financing activities:
Net repayment of long-term debt	—	(900.0)
Net issuance of long-term debt	712.9	480.1
Net (repayment) issuance of short-term debt	(425.9)	549.8
Deposits and interest credited for investment contracts	2.7	2.6
Withdrawals of investment contracts	(12.8)	(5.3)
Common shares under benefit plans, net	(18.5)	96.6
Stock-based compensation tax benefits	30.3	15.3
Common shares repurchased	(924.5)	(701.0)
Dividends paid to shareholders	(122.1)	(57.0)
Collateral on interest rate swaps	3.8	—
Net cash used for financing activities	(754.1)	(518.9)
Net increase (decrease) in cash and cash equivalents	242.4	(957.1)
Cash and cash equivalents, beginning of period	679.7	1,867.6
Cash and cash equivalents, end of period	$922.1	$910.5
Supplemental cash flow information:
Interest paid	$117.0	$136.4
Income taxes paid	371.3	413.6

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 15 beginning on page 25 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2011 Annual Report on Form 10-K (our “2011 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2011 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after June 30, 2012 through the date the financials were issued and determined there were no other items to disclose.

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

Future Application of Accounting Standards
Fees Paid to the Federal Government by Health Insurers
Effective January 1, 2014, we will adopt new accounting guidance relating to the recognition and income statement reporting of any mandated fees to be paid to the federal government by health insurers. This guidance will apply primarily to new fees enacted in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, "Health Care Reform"). The mandated fees may be material, and this new accounting guidance will result in the recognition of this expense on a straight-line basis beginning in 2014.

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

The computations of basic and diluted EPS for the three and six months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2012	2011	2012	2011
Net income	$457.6	$536.7	$968.6	$1,122.7
Weighted average shares used to compute basic EPS	341.7	379.2	346.0	381.3
Dilutive effect of outstanding stock-based compensation awards (1)	4.5	8.1	5.5	7.9
Weighted average shares used to compute diluted EPS	346.2	387.3	351.5	389.2
Basic EPS	$1.34	$1.42	$2.80	$2.94
Diluted EPS	$1.32	$1.39	$2.76	$2.88

(1)
Stock-based compensation awards are not included in the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).  Approximately 7.5 million and 7.4 million stock appreciation rights were not included in the calculation of diluted EPS for the three and six months ended June 30, 2012, respectively, and 12.6 million and 12.8 million stock appreciation rights were not included in the calculation of diluted EPS for the three and six months ended June 30, 2011, respectively, because they were anti-dilutive.

4.     Operating Expenses

For the three and six months ended June 30, 2012 and 2011, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Selling expenses	$271.4	$267.2	$547.7	$557.9
General and administrative expenses:
Salaries and related benefits	754.2	786.8	1,556.3	1,550.6
Other general and administrative expenses	620.8	537.7	1,208.4	1,046.7
Total general and administrative expenses	1,375.0	1,324.5	2,764.7	2,597.3
Total operating expenses	$1,646.4	$1,591.7	$3,312.4	$3,155.2

5.     Investments

Total investments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012			December 31, 2011
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,217.3	$15,469.4	$17,686.7	$2,168.1	$15,222.7	$17,390.8
Mortgage loans	125.6	1,498.3	1,623.9	41.7	1,606.8	1,648.5
Other investments	4.1	1,363.3	1,367.4	2.0	1,253.7	1,255.7
Total investments	$2,347.0	$18,331.0	$20,678.0	$2,211.8	$18,083.2	$20,295.0

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2012 and December 31, 2011 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2012
Debt securities:
U.S. government securities	$1,542.1	$168.8	$(.6)		$1,710.3
States, municipalities and political subdivisions	2,662.6	242.5	(2.2)		2,902.9
U.S. corporate securities	6,269.8	764.3	(6.2)		7,027.9
Foreign securities	2,695.7	312.3	(21.0)		2,987.0
Residential mortgage-backed securities	945.3	53.7	(.1)		998.9
Commercial mortgage-backed securities	1,259.3	121.7	(3.3)	(1)	1,377.7
Other asset-backed securities	480.8	25.0	(3.3)	(1)	502.5
Redeemable preferred securities	125.8	10.8	(8.8)		127.8
Total debt securities	15,981.4	1,699.1	(45.5)		17,635.0
Equity securities	47.3	10.4	(6.0)		51.7
Total debt and equity securities (2)	$16,028.7	$1,709.5	$(51.5)		$17,686.7
December 31, 2011
Debt securities:
U.S. government securities	$1,394.7	$165.0	$(.4)		$1,559.3
States, municipalities and political subdivisions	2,654.9	208.5	(3.3)		2,860.1
U.S. corporate securities	6,484.0	718.2	(28.1)		7,174.1
Foreign securities	2,614.9	278.2	(38.0)		2,855.1
Residential mortgage-backed securities	849.8	51.1	(.1)		900.8
Commercial mortgage-backed securities	1,295.3	98.3	(5.8)	(1)	1,387.8
Other asset-backed securities	437.0	20.6	(3.8)	(1)	453.8
Redeemable preferred securities	164.2	12.6	(14.5)		162.3
Total debt securities	15,894.8	1,552.5	(94.0)		17,353.3
Equity securities	40.3	5.0	(7.8)		37.5
Total debt and equity securities (2)	$15,935.1	$1,557.5	$(101.8)		$17,390.8

(1)
At June 30, 2012 and December 31, 2011, we held securities for which we previously recognized $25.2 million and $27.6 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at June 30, 2012 and December 31, 2011 of $7.7 million and $7.4 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 15 beginning on page 25 for additional information on our accounting for discontinued products).  At June 30, 2012, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $524.0 million and gross unrealized capital losses of $30.5 million and, at December 31, 2011, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $505.6 million and gross unrealized capital losses of $48.2 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at June 30, 2012 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$871.7
One year through five years	3,641.4
After five years through ten years	5,065.9
Greater than ten years	5,176.9
Residential mortgage-backed securities	998.9
Commercial mortgage-backed securities	1,377.7
Other asset-backed securities	502.5
Total	$17,635.0

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2012 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2012, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of 1.7 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At June 30, 2012, these securities had an average quality rating of AA+ and a weighted average duration of 3.4 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2012, these securities had an average quality rating of AA+ and a weighted average duration of 3.4 years.

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

Summarized below are the debt and equity securities we held at June 30, 2012 and December 31, 2011 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Debt securities:
U.S. government securities	$58.3	$.2	$15.1	$.4	$73.4	$.6
States, municipalities and political subdivisions	119.9	.7	43.4	1.5	163.3	2.2
U.S. corporate securities	296.8	4.4	30.4	1.8	327.2	6.2
Foreign securities	213.5	10.2	61.2	10.8	274.7	21.0
Residential mortgage-backed securities	5.3	—	2.4	.1	7.7	.1
Commercial mortgage-backed securities	14.8	.3	57.6	3.0	72.4	3.3
Other asset-backed securities	12.1	.1	1.6	3.2	13.7	3.3
Redeemable preferred securities	4.0	—	24.5	8.8	28.5	8.8
Total debt securities	724.7	15.9	236.2	29.6	960.9	45.5
Equity securities	11.7	.6	22.8	5.4	34.5	6.0
Total debt and equity securities (1)	$736.4	$16.5	$259.0	$35.0	$995.4	$51.5
December 31, 2011
Debt securities:
U.S. government securities	$14.0	$—	$15.1	$.4	$29.1	$.4
States, municipalities and political subdivisions	23.8	.4	68.6	2.9	92.4	3.3
U.S. corporate securities	625.5	25.7	62.4	2.4	687.9	28.1
Foreign securities	498.8	25.4	55.3	12.6	554.1	38.0
Residential mortgage-backed securities	.9	—	2.9	.1	3.8	.1
Commercial mortgage-backed securities	102.7	2.8	42.8	3.0	145.5	5.8
Other asset-backed securities	27.8	.1	3.9	3.7	31.7	3.8
Redeemable preferred securities	17.6	.9	34.5	13.6	52.1	14.5
Total debt securities	1,311.1	55.3	285.5	38.7	1,596.6	94.0
Equity securities	6.2	2.4	20.8	5.4	27.0	7.8
Total debt and equity securities (1)	$1,317.3	$57.7	$306.3	$44.1	$1,623.6	$101.8

(1)
At June 30, 2012 and December 31, 2011, debt and equity securities in an unrealized capital loss position of $30.5 million and $48.2 million, respectively, and with related fair value of $296.6 million and $446.1 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At June 30, 2012, we did not have the intention to sell the debt securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2012 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$13.1	$.1	$13.1	$.1
One year through five years	22.0	.2	197.8	2.6	219.8	2.8
After five years through ten years	66.2	1.2	212.9	4.1	279.1	5.3
Greater than ten years	160.6	22.8	194.5	7.8	355.1	30.6
Residential mortgage-backed securities	—	—	7.7	.1	7.7	.1
Commercial mortgage-backed securities	13.0	.5	59.4	2.8	72.4	3.3
Other asset-backed securities	.6	—	13.1	3.3	13.7	3.3
Total	$262.4	$24.7	$698.5	$20.8	$960.9	$45.5

Net realized capital gains for the three and six months ended June 30, 2012 and 2011, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
OTTI losses on debt securities	$(2.0)	$(1.7)	$(8.6)	$(4.5)
Portion of OTTI losses on debt securities recognized in other comprehensive income	.1	—	.1	—
Net OTTI losses on debt securities recognized in earnings	(1.9)	(1.7)	(8.5)	(4.5)
Net realized capital gains, excluding OTTI losses on debt securities	10.5	23.1	68.8	65.6
Net realized capital gains	$8.6	$21.4	$60.3	$61.1

The net realized capital gains for the three and six months ended June 30, 2012 and 2011 were primarily attributable to the sale of debt securities, partially offset by losses from derivative transactions.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Proceeds on sales	$1,075.5	$1,577.5	$2,815.3	$3,091.9
Gross realized capital gains	41.0	55.4	104.9	109.2
Gross realized capital losses	5.4	6.3	11.3	25.1

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and six months ended June 30, 2012 and 2011 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
New mortgage loans	$22.6	$52.8	$60.5	$128.5
Mortgage loans fully repaid	10.8	4.7	37.3	39.2
Mortgage loans foreclosed	16.7	—	16.7	—

At June 30, 2012 and December 31, 2011, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at June 30, 2012 or December 31, 2011.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, borrower quality and deal structure.  Based upon our most recent assessments at June 30, 2012 and December 31, 2011, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	June 30, 2012	December 31, 2011
1	$111.4	$95.6
2 to 4	1,435.3	1,426.1
5	50.6	97.1
6 and 7	26.6	29.7
Total	$1,623.9	$1,648.5

Variable Interest Entities
In determining whether to consolidate a variable interest entity ("VIE"), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at June 30, 2012 and December 31, 2011 of approximately $193 million and $175 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.6 billion and $5.1 billion at June 30, 2012 and December 31, 2011, respectively.  The hedge fund partnership had total assets of approximately $6.8 billion and $5.9 billion at June 30, 2012 and December 31, 2011, respectively.

Non-controlling (Minority) Interests
At June 30, 2012 and December 31, 2011, non-controlling interests were approximately $67 million and $71 million, respectively, primarily related to third party interests in our investment holdings.  The non-controlling entities’ share of these interests was included in accrued expenses and other current liabilities.  Net income attributable to these interests was approximately $.5 million and $1.5 million for the three and six months ended June 30, 2012, respectively, and $.8 million and $3.0 million for the three and six months ended June 30, 2011, respectively.  These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Debt securities	$191.8	$212.1	$388.7	$423.4
Mortgage loans	26.9	24.6	65.5	49.3
Other investments	11.7	11.8	24.1	35.9
Gross investment income	230.4	248.5	478.3	508.6
Less: investment expenses	(7.6)	(7.2)	(14.9)	(14.7)
Net investment income (1)	$222.8	$241.3	$463.4	$493.9

(1)
Net investment income includes $77.1 million and $157.8 million for the three and six months ended June 30, 2012, respectively, and $80.4 million and $167.0 million for the three and six months ended June 30, 2011, respectively, related to investments supporting our experience-rated and discontinued products.

6.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the six months ended June 30, 2012 and 2011:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total Accumulated Other Comprehensive (Loss) Income
	Securities		Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)	All Other		Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost
Six months ended June 30, 2012
Balance at December 31, 2011	$58.2	$595.2	$(33.7)	$(1,834.6)	$25.7	$(1,189.2)
Other comprehensive (loss) income	(.7)	110.9	1.1	24.3	(1.3)	134.3
Balance at June 30, 2012	$57.5	$706.1	$(32.6)	$(1,810.3)	$24.4	$(1,054.9)
Six months ended June 30, 2011
Balance at December 31, 2010	$75.1	$375.2	$(27.3)	$(1,614.0)	$28.4	$(1,162.6)
Other comprehensive (loss) income	(12.3)	64.5	(2.3)	20.5	(1.3)	69.1
Balance at June 30, 2011	$62.8	$439.7	$(29.6)	$(1,593.5)	$27.1	$(1,093.5)

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2012 or December 31, 2011.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2012 or December 31, 2011.  The total fair value of our broker quoted securities was approximately $127 million at June 30, 2012 and $107 million at December 31, 2011.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Derivatives – Where quoted prices are available in an active market, our derivatives are classified in Level 1 of the fair value hierarchy.  Certain of our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at June 30, 2012 and December 31, 2011 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets:
Debt securities:
U.S. government securities	$1,427.5	$282.8	$—	$1,710.3
States, municipalities and political subdivisions	—	2,901.3	1.6	2,902.9
U.S. corporate securities	—	6,968.9	59.0	7,027.9
Foreign securities	—	2,925.6	61.4	2,987.0
Residential mortgage-backed securities	—	998.9	—	998.9
Commercial mortgage-backed securities	—	1,351.7	26.0	1,377.7
Other asset-backed securities	—	471.3	31.2	502.5
Redeemable preferred securities	—	112.1	15.7	127.8
Total debt securities	1,427.5	16,012.6	194.9	17,635.0
Equity securities	18.4	—	33.3	51.7
Derivatives	2.2	1.9	—	4.1
Total	$1,448.1	$16,014.5	$228.2	$17,690.8
Liabilities:
Derivatives	$—	$.5	$—	$.5
December 31, 2011
Assets:
Debt securities:
U.S. government securities	$1,307.0	$252.3	$—	$1,559.3
States, municipalities and political subdivisions	—	2,858.4	1.7	2,860.1
U.S. corporate securities	—	7,122.5	51.6	7,174.1
Foreign securities	—	2,805.7	49.4	2,855.1
Residential mortgage-backed securities	—	900.8	—	900.8
Commercial mortgage-backed securities	—	1,358.3	29.5	1,387.8
Other asset-backed securities	—	419.4	34.4	453.8
Redeemable preferred securities	—	146.6	15.7	162.3
Total debt securities	1,307.0	15,864.0	182.3	17,353.3
Equity securities	.8	—	36.7	37.5
Derivatives	—	2.0	—	2.0
Total	$1,307.8	$15,866.0	$219.0	$17,392.8
Liabilities:
Derivatives	$—	$.1	$—	$.1

There were no transfers between Levels 1 and 2 during the three or six months ended June 30, 2012 or 2011. Gross transfers out of Level 3 were $22.7 million during the three and six months ended June 30, 2012, and gross transfers into Level 3 were $1.8 million during the three and six months ended June 30, 2012. Gross transfers out of Level 3 primarily relate to equity securities that have been valued using quoted prices in an active market. There were no material transfers into or out of Level 3 during the three or six months ended June 30, 2011.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at June 30, 2012 was as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
June 30, 2012
Assets:
Mortgage loans	$1,623.9	$—	$—	$1,675.2	$1,675.2
Liabilities:
Investment contract liabilities:
With a fixed maturity	22.3	—	—	22.5	22.5
Without a fixed maturity	538.4	—	—	552.6	552.6
Long-term debt	4,706.3	—	5,592.3	—	5,592.3

The carrying value and estimated fair value of certain of our financial instruments at December 31, 2011 was as follows:

	December 31, 2011
	Carrying	Estimated
(Millions)	Value	Fair Value
Assets:
Mortgage loans	$1,648.5	$1,703.7
Liabilities:
Investment contract liabilities:
With a fixed maturity	34.6	34.9
Without a fixed maturity	543.9	559.4
Long-term debt	3,977.7	4,643.1

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 15.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common trusts invest in other collective investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012				December 31, 2011
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$902.4	$3,135.0	$—	$4,037.4	$1,079.1	$2,817.8	$—	$3,896.9
Equity securities	208.2	.6	—	208.8	240.0	—	—	240.0
Derivatives	—	(2.6)	—	(2.6)	—	(5.0)	—	(5.0)
Common/collective trusts	—	692.1	—	692.1	—	696.0	—	696.0
Total (1)	$1,110.6	$3,825.1	$—	$4,935.7	$1,319.1	$3,508.8	$—	$4,827.9

(1)	Excludes $385.4 million and $390.3 million of cash and cash equivalents and other receivables at June 30, 2012 and December 31, 2011, respectively.

There were no transfers of Separate Accounts financial assets between Levels 1 and 2 during the three or six months ended June 30, 2012 or 2011. Gross transfers out of Level 3 were $.6 million during the three and six months ended June 30, 2012, and there were no transfers into Level 3 during the three or six months ended June 30, 2012. There were no material transfers into or out of Level 3 during the three or six months ended June 30, 2011.

8.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our tax-qualified noncontributory defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and six months ended June 30, 2012 and 2011 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$.1	$—	$.1	$.1
Amortization of prior service cost	(.1)	(.1)	(.2)	(.2)	(.9)	(.8)	(1.8)	(1.8)
Interest cost	74.6	78.1	149.2	156.2	3.6	4.1	7.2	8.3
Expected return on plan assets	(96.9)	(95.9)	(193.7)	(191.9)	(.8)	(.9)	(1.4)	(1.8)
Recognized net actuarial losses	17.7	14.6	35.2	29.2	1.1	1.2	2.2	2.4
Net periodic benefit (income) cost	$(4.7)	$(3.3)	$(9.5)	$(6.7)	$3.1	$3.6	$6.3	$7.2

9.    Debt

The carrying value of our long-term debt at June 30, 2012 and December 31, 2011 was as follows:

(Millions)	June 30, 2012	December 31, 2011
Senior notes, 6.0%, due 2016	$748.3	$748.0
Senior notes, 1.75%, due 2017	248.4	—
Senior notes, 6.5%, due 2018	499.1	499.1
Senior notes, 3.95%, due 2020	743.0	742.6
Senior notes, 4.125%, due 2021	493.8	493.4
Senior notes, 6.625%, due 2036	798.7	798.7
Senior notes, 6.75%, due 2037	696.0	695.9
Senior notes, 4.5%, due 2042	479.0	—
Total long-term debt	$4,706.3	$3,977.7

In June 2012, we entered into an interest rate swap with a notional value of $200 million. We designated this swap as a cash flow hedge against interest rate exposure related to the forecasted future issuance of fixed-rate debt. At June 30, 2012, the interest rate swap had a pretax fair value gain of approximately $2 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders' equity.

In May 2012, we issued $250 million of 1.75% senior notes due 2017 and $500 million of 4.5% senior notes due 2042 (collectively, the "2012 senior notes"). In 2011, prior to issuing the 2012 senior notes, we entered into two interest rate swaps with an aggregate notional value of $250 million and designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt. We terminated the swaps prior to issuing the 2012 senior notes and paid an aggregate of $7.5 million to the swap counterparties upon termination of the swaps. The related $7.5 million pretax loss is recorded in accumulated other comprehensive loss and is being amortized as an increase to interest expense over the first twenty semi-annual interest payments associated with the $500 million of 4.5% senior notes due 2042.

At June 30, 2012, we had no commercial paper outstanding. At December 31, 2011, we had approximately $426 million of commercial paper outstanding with a weighted average interest rate of .38%.

On March 27, 2012 we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Facility”) with several financial institutions. The Facility replaced our prior $1.5 billion five-year revolving credit agreement which was due to expire on March 27, 2013. The Facility provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at June 30, 2012.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below .5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30, 2012.  There were no amounts outstanding under the Facility or the replaced five-year revolving credit agreement at any time during the six months ended June 30, 2012.

10.    Capital Stock

On February 24, 2012 and September 23, 2011, our Board of Directors (our "Board") authorized two separate share repurchase programs. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the six months ended June 30, 2012, we repurchased approximately 21 million shares of common stock at a cost of approximately $925 million.  At June 30, 2012, we had remaining authorization to repurchase an aggregate of up to approximately $248 million of common stock under the February 24, 2012 program.

During the six months ended June 30, 2012 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 24, 2012	$.175	April 12, 2012	April 27, 2012	$60.8
May 18, 2012	.175	July 12, 2012	July 27, 2012	59.2

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

11.    Dividend Restrictions and Statutory Surplus

Under regulatory requirements at June 30, 2012, the amount of dividends that may be paid through the end of 2012 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.0 billion in the aggregate.  There are no such restrictions on distributions from Aetna to its shareholders.  In the second quarter of 2012, our insurance and HMO subsidiaries paid approximately $501 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $6.6 billion and $5.9 billion at June 30, 2012 and December 31, 2011, respectively.

12.    Commitments and Contingencies

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers.  Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered as offsets to premium taxes.  Some states have similar laws relating to HMOs.  The Pennsylvania Insurance Commissioner (the "Commissioner") has placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In May 2012, the state court denied the request and ordered the Commissioner to propose a rehabilitation plan. If the rehabilitation is not successful and Penn Treaty ultimately is placed in liquidation, we and other insurers likely would be assessed over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders.  We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict whether rehabilitation efforts will succeed, the amount of the insolvency, if any, the amount and timing of associated guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets.  It is reasonably possible that in future reporting periods we may record a liability and expense relating to Penn Treaty or other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows.  While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions and document their medical records.  CMS pays increased premiums to Medicare Advantage plans and PDPs for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers’ medical records and related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company's plans. The Office of Inspector General (the “OIG”) also is auditing risk adjustment data, and we expect

CMS and the OIG to continue auditing risk adjustment data.

On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the "Notice"). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. Under that methodology, the RADV audit premium refund calculation will include an adjustment for the differences in documentation standards between the RADV audits and the risk adjustment model; however, the Notice provides limited information about that adjustment. In addition, CMS will project the error rate identified in the audit sample to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not make an adjustment for differences in documentation standards or project sample error rates to the entire contract. During or after August 2012, CMS will select Medicare Advantage contracts for contract year 2011 for audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the financial impact of the documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

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

There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, complaint, grievance and appeal processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices, sales practices, and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).  For example, New York is one of over 35 states that are investigating life insurers' claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from New York, Connecticut and Minnesota with respect to our life insurance claim payment and related escheat practices.

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

Summarized financial information of our segments for the three and six months ended June 30, 2012 and 2011 was as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended June 30, 2012
Revenue from external customers	$8,106.2	$457.7	$39.8	$—	$8,603.7
Operating earnings (loss) (1)	443.5	46.0	3.9	(41.4)	452.0
Three Months Ended June 30, 2011
Revenue from external customers	$7,602.6	$431.2	$47.9	$—	$8,081.7
Operating earnings (loss) (1)	512.9	44.4	6.2	(40.7)	522.8
Six Months Ended June 30, 2012
Revenue from external customers	$16,225.7	$912.3	$89.2	$—	$17,227.2
Operating earnings (loss) (1)	912.4	86.9	9.7	(79.6)	929.4
Six Months Ended June 30, 2011
Revenue from external customers	$15,223.2	$861.5	$92.5	$—	$16,177.2
Operating earnings (loss) (1)	1,068.2	87.3	12.0	(84.5)	1,083.0

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation on page 25.

A reconciliation of operating earnings to net income for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Operating earnings	$452.0	$522.8	$929.4	$1,083.0
Net realized capital gains, net of tax	5.6	13.9	39.2	39.7
Net income	$457.6	$536.7	$968.6	$1,122.7

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

Key assumptions in setting this reserve include future investment results, payments to retirees, mortality and retirement rates and the cost of asset management and customer service.  In 2012, we modified the mortality tables used in order to reflect a more up-to-date 2000 Retired Pensioner’s Mortality table. The mortality tables were previously modified in 1995, in order to reflect a more up-to-date 1994 Uninsured Pensioner's Mortality table. In 1997, we began the use of a bond default assumption to reflect historical default experience.  Other than these changes, since 1993 there have been no significant changes to the assumptions underlying the reserve.

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expectation of future losses remains consistent with prior projections, the results of the discontinued products are applied against the reserve and do not affect net income.  However, if actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  As a result of this review, the reserve at each of June 30, 2012 and December 31, 2011 reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2012 and 2011 was as follows (pretax):

(Millions)	2012	2011
Reserve, beginning of period	$896.3	$884.8
Operating (losses) income	(6.2)	1.5
Net realized capital gains	32.6	19.7
Reserve, end of period	$922.7	$906.0

During the six months ended June 30, 2012, our discontinued products reflected net realized capital gains (primarily attributable to gains from the sale of debt securities, partially offset by losses from other investments) and operating losses. We evaluated these results against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve was required at June 30, 2012.

Assets and liabilities supporting discontinued products at June 30, 2012 and December 31, 2011 were as follows: (1)

(Millions)	2012	2011
Assets:
Debt and equity securities available for sale	$2,555.0	$2,589.7
Mortgage loans	420.4	437.1
Other investments	656.0	619.2
Total investments	3,631.4	3,646.0
Other assets	116.3	130.0
Current and deferred income taxes	22.6	15.7
Receivable from continuing products (2)	539.3	523.2
Total assets	$4,309.6	$4,314.9
Liabilities:
Future policy benefits	$2,933.0	$3,005.8
Policyholders' funds	7.2	8.2
Reserve for anticipated future losses on discontinued products	922.7	896.3
Other liabilities (3)	446.7	404.6
Total liabilities	$4,309.6	$4,314.9

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)
At the time of discontinuance, a receivable from Large Case Pensions' continuing products was established on the discontinued products balance sheet. This receivable represented the net present value of anticipated cash shortfalls in the discontinued products, which will be funded from continuing products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets investment income on the assets available to fund the shortfall. These amounts are eliminated in consolidation.

(3)	Net unrealized capital gains on the available-for-sale debt securities are included in other liabilities and are not reflected in consolidated shareholders’ equity.

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $100 million and $201 million for the three and six months ended June 30, 2012, respectively, and $105 million and $209 million for the three and six months ended June 30, 2011, respectively. There were no participant-directed withdrawals from our discontinued products during the three or six months ended June 30, 2012 or 2011.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

16.	Subsequent Event

On July 27, 2012, our Board approved a new share repurchase program that authorizes us to repurchase up to $750 million of our common stock. The July 27, 2012 program is in addition to the remaining authorization under the February 24, 2012 program.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2012, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the related consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.
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
July 31, 2012

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

The following MD&A provides a review of our financial condition at June 30, 2012 and December 31, 2011 and operating results for the three and six months ended June 30, 2012 and 2011.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2011 Annual Report on Form 10-K (the “2011 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Revenue:
Health Care	$8,188.8	$7,706.4	$16,431.5	$15,449.8
Group Insurance	523.7	503.9	1,067.9	1,014.8
Large Case Pensions	122.6	134.1	251.5	267.6
Total revenue	8,835.1	8,344.4	17,750.9	16,732.2
Net income	457.6	536.7	968.6	1,122.7
Operating earnings: (1)
Health Care	443.5	512.9	912.4	1,068.2
Group Insurance	46.0	44.4	86.9	87.3
Large Case Pensions	3.9	6.2	9.7	12.0
Cash flows from operations			1,110.0	896.5

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to “Segment Results and Use of Non-GAAP Measures” in this document beginning on page 30 for a discussion of non-GAAP measures.  Refer to pages 31, 34 and 35 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings included $24.1 million after-tax and $121.3 million after-tax of favorable development of prior-period health care cost estimates in the three months ended June 30, 2012 and 2011, respectively. Excluding the impact of reserve development, our aggregate business segment operating earnings increased for the three months ended June 30, 2012 compared to the corresponding period in 2011, primarily due to higher underwriting margins and increased membership in the Medicare business in the Health Care segment, partially as a result of the Medicare Supplement business and related blocks of in-force business acquired from Genworth Financial, Inc. ("Genworth's Medicare Supplement business") in the second half of 2011. For the six months ended June 30, 2012 our aggregate business segment operating earnings excluding the impact of reserve development decreased compared to the corresponding period in 2011 as lower Commercial underwriting margins were largely offset by the favorable impact of higher underwriting margins and increased membership in the Medicare business, partially as a result of our 2011 acquisition of Genworth's Medicare Supplement business.

Total revenue increased during the three and six months ended June 30, 2012 compared to the corresponding periods in 2011 primarily due to an increase in Health Care premium and higher fees and other revenue as a result of our 2011 acquisitions.

At June 30, 2012, we served approximately 18.0 million medical members (consisting of approximately 32% Insured members and 68% administrative services contract ("ASC") members), 13.6 million dental members and 8.7 million pharmacy benefit management services members.  At June 30, 2011, we served approximately 18.2 million medical members (consisting of approximately 31% Insured members and 69% ASC members), 13.8 million dental members and 8.8 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2012 and 2011, generating $1.2 billion and $1.0 billion of cash flows from operations in our Health Care and Group Insurance businesses during the six months ended June 30, 2012 and 2011, respectively.  During 2012, these cash flows contributed to funding our ordinary course operating activities, the payment of cash dividends to shareholders and repurchases of shares of our common stock. We paid dividends to our shareholders of $122 million during the six months ended June 30, 2012. In addition we repurchased 21 million and 18 million shares of common stock under our share repurchase programs at a cost of approximately $925 million and $735 million during the six months ended June 30, 2012 and 2011, respectively.  Refer to “Liquidity and Capital Resources” beginning on page 38 and Note 9 of Condensed Notes to Consolidated Financial Statements on page 19 for additional information.

Management Update
On February 20, 2012, we announced that Kristi Ann Matus was joining Aetna as Executive Vice President, Government Services and will lead our government services businesses and that we would consolidate and realign our Commercial ASC and insurance businesses under Frank G. McCauley, who assumed the role of Executive Vice President, Commercial Businesses.

On June 7, 2012, we announced that Karen S. Rohan will be joining Aetna as Executive Vice President, Head of Specialty Products and also will lead our distribution strategy.

Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) makes broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and will continue to significantly impact our business operations and financial results, including our pricing and medical benefit ratios.  Health Care Reform presents us with new business opportunities, but also with new financial and other challenges.  It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.

Components of the legislation will be phased in over the next six years.  We are dedicating and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state level health care reform.  While the federal government has issued a number of regulations implementing Health Care Reform, many significant parts of the legislation, including health insurance exchanges ("Insurance Exchanges"), Medicaid expansion, the scope of "essential health benefits", employer penalties and the implementation of minimum medical loss ratios (“MLRs”), require further guidance and clarification at the federal level and/or in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years.

On June 28, 2012, the U.S. Supreme Court issued a decision that generally upheld the constitutionality of Health Care Reform. However, pending efforts in the U.S. Congress to repeal, amend, or restrict funding for various aspects of Health Care Reform, the 2012 presidential and congressional elections, and the possibility of additional litigation challenging aspects of the law continue to create additional uncertainty about the ultimate impact of the legislation.

The Supreme Court decision also permits states to opt out of the elements of Health Care Reform requiring expansion of Medicaid coverage in January 2014 without losing their current federal Medicaid funding, and governors in some states already have indicated that they will not support Medicaid expansion. The ruling also creates uncertainty regarding the effectiveness of Health Care Reform's "maintenance of effort" ("MOE") provision. If states are not subject to the MOE provision and allow certain programs to expire or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment or reduced Medicaid enrollment growth. We cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of Health Care Reform or state level health care reform, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.
Most state legislatures have adjourned for the year, and they generally have not enacted legislation related to Health Care Reform. To date, approximately a dozen states have indicated that they will establish Insurance Exchanges. Following the Supreme Court decision, we expect most states to begin working more actively to develop their Insurance Exchanges, although a few state governors have indicated they will not establish Insurance Exchanges.
For additional information on Health Care Reform refer to "MD&A-Overview-Health Care Reform Legislation," "Regulatory Environment" and "Forward-Looking Information/Risk Factors" in our 2011 Annual Report.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements beginning on page 24.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement benefit (“OPEB”) plan expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Our discussion of our operating results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as allocating resources to each segment.  Operating earnings exclude net realized capital gains or losses as well as other items that neither relate to the ordinary course of our business nor reflect our underlying business performance, if any, from net income reported in accordance with GAAP.  We believe excluding net realized capital gains or losses from net income to arrive at operating earnings provides more meaningful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however, these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  In each segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income.  Each table details the net realized capital gains or losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

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

Operating Summary for the Three and Six Months Ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Premiums:
Commercial	$5,202.6	$5,031.4	$10,379.7	$10,045.0
Medicare	1,554.3	1,358.3	3,205.9	2,767.1
Medicaid	411.0	343.7	769.7	671.9
Total premiums	7,167.9	6,733.4	14,355.3	13,484.0
Fees and other revenue	938.3	869.2	1,870.4	1,739.2
Net investment income	76.9	88.8	158.5	177.9
Net realized capital gains	5.7	15.0	47.3	48.7
Total revenue	8,188.8	7,706.4	16,431.5	15,449.8
Health care costs	5,908.3	5,366.8	11,765.8	10,714.8
Operating expenses:
Selling expenses	250.2	250.9	506.0	522.4
General and administrative expenses	1,302.1	1,253.8	2,620.1	2,458.3
Total operating expenses	1,552.3	1,504.7	3,126.1	2,980.7
Amortization of other acquired intangible assets	35.9	24.5	72.6	49.1
Total benefits and expenses	7,496.5	6,896.0	14,964.5	13,744.6
Income before income taxes	692.3	810.4	1,467.0	1,705.2
Income taxes	245.0	287.8	523.8	605.4
Net income	$447.3	$522.6	$943.2	$1,099.8

The table presented below reconciles net income to operating earnings for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Net income	$447.3	$522.6	$943.2	$1,099.8
Net realized capital gains, net of tax	(3.8)	(9.7)	(30.8)	(31.6)
Operating earnings	$443.5	$512.9	$912.4	$1,068.2

Included in operating earnings for the three months ended June 30, 2012 and 2011 was $24.1 million and $121.3 million of favorable after-tax development of prior-period health care costs estimates, respectively, primarily from first quarter 2012 and first quarter 2011 incurred health care costs, respectively. Excluding the impact of favorable prior-period reserve development, operating earnings increased by $28 million for the three months ended June 30, 2012 compared to the corresponding period in 2011, primarily due to higher underwriting margins and increased membership in our Medicare business, partially as a result of our 2011 acquisition of Genworth's Medicare Supplement business. For the six months ended June 30, 2012 operating earnings excluding prior-years reserve development were lower than the corresponding period in 2011, as lower underwriting margins in our Commercial business were largely offset by the favorable impact of higher underwriting margins and increased membership in our Medicare business, partially as a result of our 2011 acquisition of Genworth's Medicare Supplement business.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three and six months ended June 30, 2012 and 2011, our MBRs by product were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Commercial	81.7%	77.9%	80.8%	77.4%
Medicare	82.9%	84.6%	83.7%	84.8%
Medicaid	90.1%	87.2%	90.8%	87.8%
Total	82.4%	79.7%	82.0%	79.5%

Refer to our discussion of Commercial and Medicare results below for an explanation of the changes in our MBRs.

Commercial operating results reflect lower underwriting margins and lower Insured membership in 2012 compared to 2011.
Commercial premiums increased approximately $171 million and $335 million for the three and six months ended June 30, 2012, respectively, when compared to the corresponding periods in 2011, due primarily to higher Commercial premium rates partially offset by lower Commercial Insured membership in 2012.

Our Commercial MBRs were 81.7% and 80.8% for the three and six months ended June 30, 2012, respectively, compared to 77.9% and 77.4% for the corresponding periods in 2011.  Our Commercial MBR was higher in the three and six months ended June 30, 2012 compared to the corresponding periods in 2011 primarily due to the impact of favorable development of prior-period health care cost estimates in 2011 and consideration of our 2011 experience in our 2012 pricing. The 2011 development was primarily caused by lower than projected utilization of most categories of medical services. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2011 Annual Report for a discussion of Health Care Costs Payable at December 31, 2011.

Medicare results for the three and six months ended June 30, 2012 reflect higher underwriting margins and an increase in membership from the corresponding periods in 2011.
Medicare premiums increased approximately $196 million and $439 million for the three and six months ended June 30, 2012, respectively, when compared to the corresponding periods in 2011, primarily due to membership growth in Medicare Advantage and the addition of Genworth's Medicare Supplement business.

Our Medicare MBRs were 82.9% and 83.7% for the three and six months ended June 30, 2012, respectively, compared to 84.6% and 84.8% for the corresponding periods in 2011.  For the three months ended June 30, 2012 the decrease was primarily due to an increase in the proportion of Medicare Supplement business as well as greater favorable development of prior-period health care cost estimates in 2012. For the six months ended June 30, 2012 the decrease was primarily due to premium revenue growth that outpaced health care cost growth in 2012 and an increase in the proportion of Medicare Supplement business.

Other Sources of Revenue
Medicaid revenues for the three and six months ended June 30, 2012 increased $67.3 million and $97.8 million compared to the corresponding periods in 2011 primarily from membership increases in certain high acuity Medicaid contracts with greater per-member premium rates which more than offset the decline in premium from other membership losses. Health Care fees and other revenue for the three and six months ended June 30, 2012 increased $69 million and $131 million compared to the corresponding periods in 2011 as a result of the inclusion of revenues from our 2011 acquisitions.

General and Administrative Expenses
General and administrative expenses increased during the three and six months ended June 30, 2012 compared with the corresponding periods of 2011, due primarily to the inclusion of expenses associated with our 2011 acquisitions and increased investments in growth initiatives, partially offset by continued execution of our expense initiatives.

Membership
Health Care’s membership at June 30, 2012 and 2011 was as follows:

	2012			2011
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,745	11,476	16,221	4,784	11,810	16,594
Medicare Advantage	437	—	437	393	—	393
Medicaid	345	843	1,188	403	839	1,242
Medicare Supplement	183	—	183	12	—	12
Total Medical Membership	5,710	12,319	18,029	5,592	12,649	18,241

Consumer-Directed Health Plans (1)			2,552			2,405

Dental:
Commercial	4,688	7,286	11,974	4,744	7,437	12,181
Medicare and Medicaid	186	451	637	167	468	635
Network Access (2)	—	979	979	—	970	970
Total Dental Membership	4,874	8,716	13,590	4,911	8,875	13,786

Pharmacy:
Commercial			7,882			8,131
Medicare PDP (stand-alone)			471			432
Medicare Advantage PDP			200			188
Medicaid			108			27
Total Pharmacy Benefit Management Services			8,661			8,778

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.

Total medical membership at June 30, 2012 decreased compared to June 30, 2011, reflecting a decline in Commercial ASC membership due to lapsed customers and in-group attrition that exceeded new sales. This decrease was partially offset by the addition of more than 165 thousand Medicare Supplement members from the 2011 acquisition and subsequent growth of Genworth's Medicare Supplement business and related blocks of in-force business and growth in Medicare Advantage membership.

Total dental membership at June 30, 2012 decreased compared to June 30, 2011 primarily due to lapsed customers that exceeded new sales in the Commercial ASC business.

Total pharmacy benefit management services membership decreased at June 30, 2012 compared to June 30, 2011 primarily due to a decrease in Commercial medical enrollment partially offset by growth in other businesses.

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

Operating Summary for the Three and Six Months Ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Premiums:
Life	$264.9	$263.1	$528.7	$521.0
Disability	155.0	132.0	309.5	266.1
Long-term care	11.6	11.3	23.2	22.8
Total premiums	431.5	406.4	861.4	809.9
Fees and other revenue	26.2	24.8	50.9	51.6
Net investment income	68.0	68.3	145.4	142.4
Net realized capital (losses) gains	(2.0)	4.4	10.2	10.9
Total revenue	523.7	503.9	1,067.9	1,014.8
Current and future benefits	371.8	355.6	759.0	717.4
Operating expenses:
Selling expenses	21.2	16.3	41.7	35.5
General and administrative expenses	70.6	65.9	139.6	129.3
Total operating expenses	91.8	82.2	181.3	164.8
Amortization of other acquired intangible assets	1.1	1.1	2.2	2.8
Total benefits and expenses	464.7	438.9	942.5	885.0
Income before income taxes	59.0	65.0	125.4	129.8
Income taxes	14.3	17.7	31.9	35.4
Net income	$44.7	$47.3	$93.5	$94.4

The table presented below reconciles net income to operating earnings for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Net income	$44.7	$47.3	$93.5	$94.4
Net realized capital losses (gains), net of tax	1.3	(2.9)	(6.6)	(7.1)
Operating earnings	$46.0	$44.4	$86.9	$87.3

Operating earnings for the three and six months ended June 30, 2012 were relatively flat when compared to the corresponding periods in 2011.

The group benefit ratio (which represents current and future benefits divided by premiums) was 86.2% and 88.1% for the three and six months ended June 30, 2012 compared to 87.5% and 88.6% for corresponding periods in 2011. The group benefit ratios improved for the three and six months ended June 30, 2012 primarily due to higher underwriting margins in our life products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Premiums	$37.2	$45.4	$83.7	$87.2
Net investment income	77.9	84.2	159.5	173.6
Other revenue	2.6	2.5	5.5	5.3
Net realized capital gains	4.9	2.0	2.8	1.5
Total revenue	122.6	134.1	251.5	267.6
Current and future benefits	111.5	122.1	235.2	245.8
General and administrative expenses	3.0	3.6	6.3	7.3
Total benefits and expenses	114.5	125.7	241.5	253.1
Income before income taxes	8.1	8.4	10.0	14.5
Income taxes (benefits), net of tax	1.1	.9	(1.5)	1.5
Net income	$7.0	$7.5	$11.5	$13.0

The table presented below reconciles net income to operating earnings for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Net income	$7.0	$7.5	$11.5	$13.0
Net realized capital gains, net of tax	(3.1)	(1.3)	(1.8)	(1.0)
Operating earnings	$3.9	$6.2	$9.7	$12.0

Operating earnings in the three and six months ended June 30, 2012 declined compared to the corresponding periods in 2011, which is consistent with the run-off nature of this segment.

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

The operating summary for Large Case Pensions on page 35 includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expectation of future losses remains consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact operating earnings or net income for Large Case Pensions. However, if actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly.  The current reserve reflects management's best estimate of anticipated future losses.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2012 and 2011 was as follows (pretax):

(Millions)	2012	2011
Reserve, beginning of period	$896.3	$884.8
Operating (losses) income	(6.2)	1.5
Net realized capital gains	32.6	19.7
Reserve, end of period	$922.7	$906.0

During the six months ended June 30, 2012, our discontinued products reflected net realized capital gains (primarily attributable to gains from the sale of debt securities, partially offset by losses from other investments) and operating losses. We evaluated these results against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve was required at June 30, 2012.

INVESTMENTS

At June 30, 2012 and December 31, 2011 our investment portfolio consisted of the following:

(Millions)	June 30, 2012	December 31, 2011
Debt and equity securities available for sale	$17,686.7	$17,390.8
Mortgage loans	1,623.9	1,648.5
Other investments	1,367.4	1,255.7
Total investments	$20,678.0	$20,295.0

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at June 30, 2012 and December 31, 2011:

(Millions)	June 30, 2012	December 31, 2011
Experience-rated products	$1,642.2	$1,645.0
Discontinued products	3,631.4	3,646.0
Remaining products	15,404.4	15,004.0
Total investments	$20,678.0	$20,295.0

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2012	2011	2012	2011
Scheduled contract maturities and benefit payments (1)	$58.7	$61.9	$117.9	$123.7
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	.9	7.3	3.1	7.8
Participant-directed withdrawals	.3	.7	1.1	2.4

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A+ and A at June 30, 2012 and December 31, 2011, respectively, with approximately $4.7 billion at June 30, 2012 and $4.4 billion at December 31, 2011 rated AAA.  The debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.1 billion at June 30, 2012 and $1.2 billion at December 31, 2011 (of which 19% and 20% at June 30, 2012 and December 31, 2011, respectively, supported our discontinued and experience-rated products).

At June 30, 2012 and December 31, 2011, we held approximately $723 million and $733 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 3% and 4% of our total investments, respectively.  These securities had an average credit quality rating of A+ at both June 30, 2012 and December 31, 2011 with and without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both June 30, 2012 and December 31, 2011, approximately 2% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt or European corporate issuers of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both June 30, 2012 and December 31, 2011 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 14 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At June 30, 2012 and December 31, 2011, our debt and equity securities had net unrealized capital gains of $1.7 billion and $1.5 billion, respectively, of which $494 million and $457 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 5 of Condensed Notes to Consolidated Financial Statements beginning on page 8 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at June 30, 2012 and December 31, 2011.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary impairments of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2011 Annual Report for more information.

Net Realized Capital Gains and Losses
Net realized capital gains were $6 million ($9 million pretax) and $39 million ($60 million pretax) for the three and six months ended June 30, 2012, respectively, and $14 million ($21 million pretax) and $40 million ($61 million pretax) for the corresponding periods in 2011, respectively.  We had no individual realized capital losses on debt or equity securities that materially impacted our operating results during the three or six months ended June 30, 2012 or 2011.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented 8% of our total invested assets at both June 30, 2012 and December 31, 2011.  There were no material impairment reserves on these loans at June 30, 2012 or December 31, 2011.  Refer to Note 5 of Condensed Notes to Consolidated Financial Statements on page 8 for additional information on our mortgage loan portfolio.

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

Presented below is a condensed statement of cash flows for the six months ended June 30, 2012 and 2011.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2012	2011
Cash flows from operating activities
Health Care and Group Insurance	$1,238.2	$1,035.9
Large Case Pensions	(128.2)	(139.4)
Net cash provided by operating activities	1,110.0	896.5
Cash flows from investing activities
Health Care and Group Insurance	(240.9)	(1,470.3)
Large Case Pensions	127.4	135.6
Net cash used for investing activities	(113.5)	(1,334.7)
Net cash used for financing activities	(754.1)	(518.9)
Net increase (decrease) in cash and cash equivalents	$242.4	$(957.1)

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.2 billion for the six months ended June 30, 2012 and $1.0 billion for the six months ended June 30, 2011.  The increase for the six months ended June 30, 2012 compared with the corresponding period in 2011 is primarily attributable to the timing of Medicare premium receipts as we received a payment associated with July 2012 on June 29, 2012, which was partially offset by lower net income during the six months ended June 30, 2012 compared to the corresponding period in 2011.

In May 2012, we issued $250 million of 1.75% senior notes due in 2017 and $500 million of 4.5% senior notes due in 2042 (collectively, the "2012 senior notes"), which provided us with cash proceeds of $720.4 million after underwriting fees and other offering expenses, and being issued at a discount. Prior to issuing the 2012 senior notes we terminated two interest rate swaps related to the forecast issuance of fixed-rate debt and paid an aggregate of $7.5 million to the swap counterparties. Additionally, during the six months ended June 30, 2012 and 2011, our cash flows from financing activities reflects the repurchase of approximately 21 million and 18 million shares of common stock at a cost of approximately $925 million and $735 million, respectively. At June 30, 2012, the capacity remaining under our share repurchase authorization was approximately $248 million. On July 27, 2012, our Board approved a new share repurchase program that authorizes us to repurchase up to an additional $750 million of our common stock. Refer to Note 10 of the Condensed Notes to Consolidated Financial Statements on page 20 for more information on our share repurchases.

During the six months ended June 30, 2012 our Board of Directors (our "Board") declared the following cash dividends:

	Dividend Amount	Stockholders of	Date Paid/ To be Paid	Total Dividends
Date Declared	Per Share	Record Date		(Millions)
February 24, 2012	$.175	April 12, 2012	April 27, 2012	$60.8
May 18, 2012	.175	July 12, 2012	July 27, 2012	59.2

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At June 30, 2012, we did not have any commercial paper outstanding. At December 31, 2011, we had approximately $426 million of commercial paper outstanding.  The maximum amount of commercial paper borrowings outstanding during the six months ended June 30, 2012 was $721 million.

On March 27, 2012 we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Facility”) with several financial institutions. The Facility replaced our prior $1.5 billion five-year revolving credit agreement which was due to expire on March 27, 2013. The Facility also provides for the issuance of letters of credit at our request, up to $200 million, which count as usage of the available commitments under the Facility.  Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.0 billion. There were no amounts outstanding under the Facility or the replaced five-year revolving credit agreement at any time during the six months ended June 30, 2012.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of shareholders’ equity plus total debt) was approximately 31% at June 30, 2012.  We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $64 million and $124 million for the three and six months ended June 30, 2012, respectively, and $62 million and $128 million for the three and six months ended June 30, 2011, respectively.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 19 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 2, 2012, we granted approximately .5 million performance stock units, 1.1 million market stock units and 1.1 million restricted stock units to certain employees.  Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 20 for additional information.

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

Medicare
CMS regularly audits our performance to determine our compliance with CMS's regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies' Medicare plans by considering the applicable health status of Medicare members as supported by information maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions and document their medical records.  CMS pays increased premiums to Medicare Advantage plans and PDPs for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers' medical records and related diagnosis codes that determine the members' health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company's plans. The Office of Inspector General (the “OIG”) also is auditing risk adjustment data, and we expect CMS and the OIG to continue auditing risk adjustment data.

On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the "Notice"). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. Under that methodology, the RADV audit premium refund calculation will include an adjustment for the differences in documentation standards between the RADV audits and the risk adjustment model; however, the Notice provides limited information about that adjustment. In addition, CMS will project the error rate identified in the audit sample to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not make an adjustment for differences in documentation standards or project sample error rates to the entire contract. During or after August 2012, CMS will select Medicare Advantage contracts for contract year 2011 for audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the financial impact of the documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

ICD-10
CMS has issued a proposed rule which would delay the implementation of an updated and expanded set of standardized diagnosis and procedure codes used for describing health conditions, known as ICD-10, for only one year until October, 2014.

Other Legislative Initiatives
Legislation has been enacted or introduced in New York and at least four other states mandating changes in life insurers' claim payment and related escheat practices, including consultation of certain databases.

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

We are subject to funding and other risks with respect to revenue received from our participation in Medicaid programs. We are also subject to retroactive adjustments to certain premiums, including as a result of CMS risk adjustment data validation (“RADV”) audits.
The U.S. Supreme Court's June 28, 2012, decision on Health Care Reform permits states to opt out of the elements of Health Care Reform requiring expansion of Medicaid coverage in January 2014 without losing their current federal Medicaid funding, and governors in some states already have indicated that they will not support Medicaid expansion. The ruling also creates uncertainty regarding the effectiveness of Health Care Reform's "maintenance of effort" ("MOE") provision. If states are not subject to the MOE provision and allow certain programs to expire or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment or reduced Medicaid enrollment growth. We cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of Health Care Reform or state level health care reform, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.
On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the "Notice"). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. The Notice also provides limited information about an adjustment that will be included in the calculation of RADV premium refunds to account for differences in certain documentation standards. During or after August 2012, CMS will select Medicare Advantage contracts for contract year 2011 for audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the financial impact of that documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows. For more information see "Regulatory Environment - Medicare" beginning on page 40.
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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2012 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, beginning on page 21 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 41 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended June 30, 2012:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2012 - April 30, 2012	.9	$43.83	.9	$788.4
May 1, 2012 - May 31, 2012	9.5	42.10	9.5	388.5
June 1, 2012 - June 30, 2012	3.4	41.78	3.4	247.7
Total	13.8	$42.14	13.8	N/A

Our Board of Directors authorized three separate share repurchase programs on September 23, 2011, February 24, 2012 and July 27, 2012. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended June 30, 2012, we repurchased approximately 14 million shares of common stock at a cost of approximately $581 million.  At June 30, 2012, we had remaining authorization to repurchase an aggregate of up to approximately $248 million of common stock under the February 24, 2012 program.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

4	Instruments defining the rights of security holders, including indentures

4.1
Supplemental Indenture dated as of May 4, 2012 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.'s 1.750% Senior Notes due May 15, 2017 and 4.500% Senior Notes due May 15, 2042, incorporated by reference to Exhibit 4.1 to Aetna Inc.'s Form 8-K filed on May 4, 2012.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, beginning on page 8 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 31, 2012 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	July 31, 2012	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 31, 2012 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic