Form 10-Q
period 2012-09-30
AETNA INC /PA/
filed 2012-10-25
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2012
or

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

There were 334.5 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at September 30, 2012.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2012

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 30), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2012	2011	2012	2011
Revenue:
Health care premiums	$7,246.8	$6,776.7	$21,602.1	$20,260.7
Other premiums	482.1	439.8	1,427.2	1,336.9
Fees and other revenue (1)	954.9	946.6	2,881.7	2,742.7
Net investment income	215.4	233.6	678.8	727.5
Net realized capital gains	17.3	78.6	77.6	139.7
Total revenue	8,916.5	8,475.3	26,667.4	25,207.5
Benefits and expenses:
Health care costs (2)	5,847.7	5,345.5	17,613.5	16,060.3
Current and future benefits	516.9	470.7	1,511.1	1,433.9
Operating expenses:
Selling expenses	272.8	269.1	820.5	827.0
General and administrative expenses	1,366.8	1,547.2	4,131.5	4,144.5
Total operating expenses	1,639.6	1,816.3	4,952.0	4,971.5
Interest expense	68.5	59.7	192.2	187.3
Amortization of other acquired intangible assets	34.1	31.7	108.9	83.6
Loss on early extinguishment of long-term debt	35.4	—	35.4	—
Total benefits and expenses	8,142.2	7,723.9	24,413.1	22,736.6
Income before income taxes	774.3	751.4	2,254.3	2,470.9
Income taxes:
Current	239.6	324.6	696.1	888.6
Deferred	35.5	(63.6)	90.4	(30.8)
Total income taxes	275.1	261.0	786.5	857.8
Net income	$499.2	$490.4	$1,467.8	$1,613.1
Earnings per common share:
Basic	$1.49	$1.33	$4.29	$4.28
Diluted	$1.47	$1.30	$4.23	$4.19

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $18.8 million and $58.3 million (net of pharmaceutical and processing costs of $295.9 million and $875.7 million) for the three and nine months ended September 30, 2012, respectively, and $16.4 million and $46.4 million (net of pharmaceutical and processing costs of $317.1 million and $938.0 million) for the three and nine months ended September 30, 2011, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $29.5 million and $97.5 million for the three and nine months ended September 30, 2012, respectively, and $31.4 million and $101.0 million for the three and nine months ended September 30, 2011, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions)	2012	2011	2012	2011
Net income	$499.2	$490.4	$1,467.8	$1,613.1
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized gains (losses)
($5.4, $(2.1), $9.4 and $1.1 pretax)	3.5	(1.4)	6.1	.7
Less: reclassification of gains to earnings
($.6, $3.7, $5.7 and $25.9 pretax)	.4	2.4	3.7	16.8
Total previously impaired debt securities (1)	3.1	(3.8)	2.4	(16.1)
All other securities:
Net unrealized gains
($247.6, $229.5, $487.1 and $387.5 pretax)	160.9	149.2	316.6	251.9
Less: reclassification of gains to earnings
($19.9, $91.5, $88.8 and $150.3 pretax)	13.3	59.5	58.1	97.7
Total all other securities	147.6	89.7	258.5	154.2
Foreign currency and derivatives:
Net unrealized gains (losses)
($4.6, $(6.3), $4.0 and $(12.0) pretax)	3.0	(4.1)	2.6	(7.8)
Less: reclassification of losses to earnings
($(1.4), $(1.1), $(3.7) and $(3.2) pretax)	(.9)	(.7)	(2.4)	(2.1)
Total foreign currency and derivatives	3.9	(3.4)	5.0	(5.7)
Pension and other postretirement benefit ("OPEB") plans:
Amortization of net actuarial losses
($(18.6), $(15.9), $(56.0) and $(47.5) pretax)	12.1	10.3	36.4	30.8
Amortization of prior service cost
($1.0, $1.1, $3.0 and $3.1 pretax)	(.7)	(.7)	(2.0)	(2.0)
Total pension and OPEB plans	11.4	9.6	34.4	28.8
Other comprehensive income	166.0	92.1	300.3	161.2
Comprehensive income	$665.2	$582.5	$1,768.1	$1,774.3

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At September 30, 2012	At December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$638.2	$679.7
Investments	2,544.2	2,211.8
Premiums receivable, net	873.0	761.4
Other receivables, net	930.5	701.5
Accrued investment income	188.2	195.8
Income taxes receivable	—	161.9
Deferred income taxes	103.6	387.2
Other current assets	958.3	790.7
Total current assets	6,236.0	5,890.0
Long-term investments	18,817.1	18,083.2
Reinsurance recoverables	893.9	921.7
Goodwill	6,211.9	6,203.9
Other acquired intangible assets, net	851.2	958.6
Property and equipment, net	538.7	556.9
Other long-term assets	825.2	760.6
Separate Accounts assets	5,464.4	5,218.2
Total assets	$39,838.4	$38,593.1

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$2,945.3	$2,675.5
Future policy benefits	655.9	668.0
Unpaid claims	614.5	581.2
Unearned premiums	388.9	369.7
Policyholders' funds	1,225.8	1,281.6
Short-term debt	70.0	425.9
Income taxes payable	11.5	—
Accrued expenses and other current liabilities	2,364.6	2,520.3
Total current liabilities	8,276.5	8,522.2
Future policy benefits	6,029.6	6,092.8
Unpaid claims	1,537.3	1,505.8
Policyholders' funds	1,354.7	1,351.6
Long-term debt	4,615.6	3,977.7
Deferred income taxes	215.7	208.8
Other long-term liabilities	1,447.8	1,595.8
Separate Accounts liabilities	5,464.4	5,218.2
Total liabilities	28,941.6	28,472.9
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 334.5 million shares issued and outstanding in 2012; 2.6 billion shares authorized and 349.7 million shares issued and
outstanding in 2011) and additional paid-in capital	1,073.5	962.8
Retained earnings	10,712.2	10,346.6
Accumulated other comprehensive loss	(888.9)	(1,189.2)
Total shareholders' equity	10,896.8	10,120.2
Total liabilities and shareholders' equity	$39,838.4	$38,593.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Nine Months Ended September 30, 2012
Balance at December 31, 2011	349.7	$962.8	$10,346.6	$(1,189.2)	$10,120.2
Net income	—	—	1,467.8	—	1,467.8
Other comprehensive income (Note 7)	—	—	—	300.3	300.3
Common shares issued for benefit plans,
including tax benefits	6.0	110.9	—	—	110.9
Repurchases of common shares	(21.2)	(.2)	(924.3)	—	(924.5)
Dividends declared	—	—	(177.9)	—	(177.9)
Balance at September 30, 2012	334.5	$1,073.5	$10,712.2	$(888.9)	$10,896.8

Nine Months Ended September 30, 2011
Balance at December 31, 2010	384.4	$651.5	$10,401.9	$(1,162.6)	$9,890.8
Net income	—	—	1,613.1	—	1,613.1
Other comprehensive income (Note 7)	—	—	—	161.2	161.2
Common shares issued for benefit plans,
including tax benefits	8.6	258.4	—	—	258.4
Repurchases of common shares	(30.7)	(.3)	(1,227.3)	—	(1,227.6)
Dividends declared	—	—	(167.2)	—	(167.2)
Balance at September 30, 2011	362.3	$909.6	$10,620.5	$(1,001.4)	$10,528.7

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2012	2011
Cash flows from operating activities:
Net income	$1,467.8	$1,613.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(77.6)	(139.7)
Depreciation and amortization	338.0	326.4
Equity in earnings of affiliates, net	(18.1)	(26.8)
Stock-based compensation expense	96.2	107.7
Amortization (Accretion) of net investment premium (discount)	15.6	(1.1)
Loss on early extinguishment of long-term debt	35.4	—
Changes in assets and liabilities:
Accrued investment income	7.6	7.0
Premiums due and other receivables	(253.7)	(158.4)
Income taxes	232.7	157.8
Other assets and other liabilities	(589.9)	(116.5)
Health care and insurance liabilities	20.4	236.2
Other, net	2.8	8.1
Net cash provided by operating activities	1,277.2	2,013.8
Cash flows from investing activities:
Proceeds from sales and maturities of investments	8,236.7	7,704.0
Cost of investments	(8,444.2)	(7,100.8)
Additions to property, equipment and software	(252.5)	(227.2)
Cash used for acquisition, net of cash acquired	(8.6)	(1,130.2)
Net cash used for investing activities	(468.6)	(754.2)
Cash flows from financing activities:
Net repayment of long-term debt	(123.6)	(900.0)
Net issuance of long-term debt	712.9	480.1
Net (repayment) issuance of short-term debt	(355.9)	449.9
Deposits and interest credited for investment contracts	3.9	3.8
Withdrawals of investment contracts	(16.0)	(6.6)
Common shares under benefit plans, net	(13.9)	117.9
Stock-based compensation tax benefits	30.0	31.7
Common shares repurchased	(924.5)	(1,227.6)
Dividends paid to shareholders	(180.6)	(112.9)
Collateral on interest rate swaps	17.6	(5.7)
Net cash used for financing activities	(850.1)	(1,169.4)
Net (decrease) increase in cash and cash equivalents	(41.5)	90.2
Cash and cash equivalents, beginning of period	679.7	1,867.6
Cash and cash equivalents, end of period	$638.2	$1,957.8
Supplemental cash flow information:
Interest paid	$153.1	$169.0
Income taxes paid	523.8	665.0

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 16 beginning on page 28 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2011 Annual Report on Form 10-K (our “2011 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2011 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after September 30, 2012 through the date the financials were issued and determined there were no other items to disclose.

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

Future Application of Accounting Standards
Testing Intangibles for Impairment
Effective January 1, 2013, we will adopt new accounting guidance for testing indefinite-lived intangible assets for impairment. Under this guidance, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If management determines that an indefinite-lived intangible asset's fair value is likely greater than its carrying value, then no additional analysis is necessary, and the indefinite-lived intangible asset is not impaired. We do not expect this new guidance to have a material impact on our financial position or operating results.

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

3.	Proposed Acquisition

On August 19, 2012, we entered into a definitive agreement (as amended, and as may be further amended, the "Merger Agreement") to acquire Coventry Health Care, Inc. ("Coventry") in a transaction valued at approximately $7.3 billion, based on the closing price of Aetna common shares on August 17, 2012, including the assumption of Coventry debt. Under the terms of the Merger Agreement, Coventry stockholders will receive $27.30 in cash and 0.3885 Aetna common shares for each Coventry share.

The transaction is subject to approval by Coventry stockholders, as well as customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and approvals of state departments of insurance and other regulators, and therefore has not been reflected in these financial statements. The Coventry stockholder vote required to approve the transaction is currently scheduled to occur on November 21, 2012.

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

The computations of basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2012	2011	2012	2011
Net income	$499.2	$490.4	$1,467.8	$1,613.1
Weighted average shares used to compute basic EPS	334.8	369.2	342.2	377.2
Dilutive effect of outstanding stock-based compensation awards (1)	3.8	7.6	5.0	7.8
Weighted average shares used to compute diluted EPS	338.6	376.8	347.2	385.0
Basic EPS	$1.49	$1.33	$4.29	$4.28
Diluted EPS	$1.47	$1.30	$4.23	$4.19

(1)
Stock-based compensation awards are not included in the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).  Approximately 11.0 million and 8.6 million stock appreciation rights were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2012, respectively, and 12.6 million and 12.7 million stock appreciation rights were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2011, respectively, because they were anti-dilutive.

5.     Operating Expenses

For the three and nine months ended September 30, 2012 and 2011, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Selling expenses	$272.8	$269.1	$820.5	$827.0
General and administrative expenses:
Salaries and related benefits (1)	780.4	918.0	2,336.7	2,468.6
Other general and administrative expenses (2)	586.4	629.2	1,794.8	1,675.9
Total general and administrative expenses	1,366.8	1,547.2	4,131.5	4,144.5
Total operating expenses	$1,639.6	$1,816.3	$4,952.0	$4,971.5

(1)	Includes a pretax charge of $137.0 million in the three and nine months ended September 30, 2011 related to the voluntary early retirement program that we announced in July 2011.

(2)	Includes $10.0 million of transaction-related costs related to the proposed acquisition of Coventry including advisory, legal and other professional services incurred in the third quarter of 2012.

Refer to the reconciliation of operating earnings to net income in Note 14 beginning on page 26 for additional information.

6.     Investments

Total investments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012			December 31, 2011
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,318.8	$15,889.0	$18,207.8	$2,168.1	$15,222.7	$17,390.8
Mortgage loans	223.3	1,454.9	1,678.2	41.7	1,606.8	1,648.5
Other investments	2.1	1,473.2	1,475.3	2.0	1,253.7	1,255.7
Total investments	$2,544.2	$18,817.1	$21,361.3	$2,211.8	$18,083.2	$20,295.0

Debt and Equity Securities
Debt and equity securities available for sale at September 30, 2012 and December 31, 2011 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2012
Debt securities:
U.S. government securities	$1,632.6	$165.3	$(.5)		$1,797.4
States, municipalities and political subdivisions	2,653.0	276.5	(1.9)		2,927.6
U.S. corporate securities	6,419.3	916.0	(2.6)		7,332.7
Foreign securities	2,677.1	385.4	(11.8)		3,050.7
Residential mortgage-backed securities	961.6	59.5	(.1)		1,021.0
Commercial mortgage-backed securities	1,253.4	149.3	(2.4)	(1)	1,400.3
Other asset-backed securities	501.7	30.5	(3.3)	(1)	528.9
Redeemable preferred securities	90.8	12.5	(7.9)		95.4
Total debt securities	16,189.5	1,995.0	(30.5)		18,154.0
Equity securities	47.0	10.5	(3.7)		53.8
Total debt and equity securities (2)	$16,236.5	$2,005.5	$(34.2)		$18,207.8
December 31, 2011
Debt securities:
U.S. government securities	$1,394.7	$165.0	$(.4)		$1,559.3
States, municipalities and political subdivisions	2,654.9	208.5	(3.3)		2,860.1
U.S. corporate securities	6,484.0	718.2	(28.1)		7,174.1
Foreign securities	2,614.9	278.2	(38.0)		2,855.1
Residential mortgage-backed securities	849.8	51.1	(.1)		900.8
Commercial mortgage-backed securities	1,295.3	98.3	(5.8)	(1)	1,387.8
Other asset-backed securities	437.0	20.6	(3.8)	(1)	453.8
Redeemable preferred securities	164.2	12.6	(14.5)		162.3
Total debt securities	15,894.8	1,552.5	(94.0)		17,353.3
Equity securities	40.3	5.0	(7.8)		37.5
Total debt and equity securities (2)	$15,935.1	$1,557.5	$(101.8)		$17,390.8

(1)
At September 30, 2012 and December 31, 2011, we held securities for which we previously recognized $25.2 million and $27.6 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at September 30, 2012 and December 31, 2011 of $9.7 million and $7.4 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 beginning on page 28 for additional information on our accounting for discontinued products).  At September 30, 2012, debt and equity securities with a fair value of $4.1 billion, gross unrealized capital gains of $597.5 million and gross unrealized capital losses of $22.4 million and, at December 31, 2011, debt and equity securities with a fair value of $4.0 billion, gross unrealized capital gains of $505.6 million and gross unrealized capital losses of $48.2 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at September 30, 2012 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$964.3
One year through five years	3,837.4
After five years through ten years	5,197.0
Greater than ten years	5,205.1
Residential mortgage-backed securities	1,021.0
Commercial mortgage-backed securities	1,400.3
Other asset-backed securities	528.9
Total	$18,154.0

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at September 30, 2012 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At September 30, 2012, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of .9 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the U.S.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At September 30, 2012, these securities had an average quality rating of AA+ and a weighted average duration of 3.3 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At September 30, 2012, these securities had an average quality rating of AA+ and a weighted average duration of 3.4 years.

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

Summarized below are the debt and equity securities we held at September 30, 2012 and December 31, 2011 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Debt securities:
U.S. government securities	$89.1	$.1	$15.2	$.4	$104.3	$.5
States, municipalities and political subdivisions	54.2	.6	34.8	1.3	89.0	1.9
U.S. corporate securities	78.5	1.3	10.7	1.3	89.2	2.6
Foreign securities	62.4	.7	69.6	11.1	132.0	11.8
Residential mortgage-backed securities	10.7	—	2.2	.1	12.9	.1
Commercial mortgage-backed securities	—	—	45.6	2.4	45.6	2.4
Other asset-backed securities	5.8	.1	1.6	3.2	7.4	3.3
Redeemable preferred securities	5.0	—	17.3	7.9	22.3	7.9
Total debt securities	305.7	2.8	197.0	27.7	502.7	30.5
Equity securities	6.5	.1	25.4	3.6	31.9	3.7
Total debt and equity securities (1)	$312.2	$2.9	$222.4	$31.3	$534.6	$34.2
December 31, 2011
Debt securities:
U.S. government securities	$14.0	$—	$15.1	$.4	$29.1	$.4
States, municipalities and political subdivisions	23.8	.4	68.6	2.9	92.4	3.3
U.S. corporate securities	625.5	25.7	62.4	2.4	687.9	28.1
Foreign securities	498.8	25.4	55.3	12.6	554.1	38.0
Residential mortgage-backed securities	.9	—	2.9	.1	3.8	.1
Commercial mortgage-backed securities	102.7	2.8	42.8	3.0	145.5	5.8
Other asset-backed securities	27.8	.1	3.9	3.7	31.7	3.8
Redeemable preferred securities	17.6	.9	34.5	13.6	52.1	14.5
Total debt securities	1,311.1	55.3	285.5	38.7	1,596.6	94.0
Equity securities	6.2	2.4	20.8	5.4	27.0	7.8
Total debt and equity securities (1)	$1,317.3	$57.7	$306.3	$44.1	$1,623.6	$101.8

(1)
At September 30, 2012 and December 31, 2011, debt and equity securities in an unrealized capital loss position of $22.4 million and $48.2 million, respectively, and with related fair value of $162.1 million and $446.1 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At September 30, 2012, we did not have the intention to sell the debt securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2012 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$3.1	$—	$3.1	$—
One year through five years	2.3	—	47.8	.8	50.1	.8
After five years through ten years	8.8	.2	104.7	2.2	113.5	2.4
Greater than ten years	111.1	18.3	159.0	3.2	270.1	21.5
Residential mortgage-backed securities	—	—	12.9	.1	12.9	.1
Commercial mortgage-backed securities	2.6	.3	43.0	2.1	45.6	2.4
Other asset-backed securities	5.8	.1	1.6	3.2	7.4	3.3
Total	$130.6	$18.9	$372.1	$11.6	$502.7	$30.5

Net realized capital gains for the three and nine months ended September 30, 2012 and 2011, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
OTTI losses on debt securities	$(1.8)	$(3.7)	$(10.4)	$(8.2)
Portion of OTTI losses on debt securities recognized in other comprehensive income	—	—	.1	—
Net OTTI losses on debt securities recognized in earnings	(1.8)	(3.7)	(10.3)	(8.2)
Net realized capital gains, excluding OTTI losses on debt securities	19.1	82.3	87.9	147.9
Net realized capital gains	$17.3	$78.6	$77.6	$139.7

The net realized capital gains for the three and nine months ended September 30, 2012 and 2011 were primarily attributable to the sale of debt securities, partially offset by losses from derivative transactions.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Proceeds on sales	$1,323.3	$1,927.1	$4,138.6	$5,019.0
Gross realized capital gains	30.8	107.5	135.7	216.7
Gross realized capital losses	1.9	5.0	13.2	30.1

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and nine months ended September 30, 2012 and 2011 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
New mortgage loans	$71.8	$56.1	$132.3	$184.6
Mortgage loans fully repaid	4.5	15.4	41.8	54.6
Mortgage loans foreclosed	—	—	16.7	—

At September 30, 2012 and December 31, 2011, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at September 30, 2012 or December 31, 2011.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, credit worthiness of the borrower and deal structure.  Based upon our most recent assessments at September 30, 2012 and December 31, 2011, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	September 30, 2012	December 31, 2011
1	$104.0	$95.6
2 to 4	1,476.6	1,426.1
5	71.1	97.1
6 and 7	26.5	29.7
Total	$1,678.2	$1,648.5

Variable Interest Entities
In determining whether to consolidate a variable interest entity ("VIE"), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at September 30, 2012 and December 31, 2011 of approximately $213 million and $175 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.6 billion and $5.1 billion at September 30, 2012 and December 31, 2011, respectively.  The hedge fund partnership had total assets of approximately $6.6 billion and $5.9 billion at September 30, 2012 and December 31, 2011, respectively.

Non-controlling (Minority) Interests
At September 30, 2012 and December 31, 2011, non-controlling interests were approximately $68 million and $71 million, respectively, primarily related to third party interests in our investment holdings.  The non-controlling entities’ share of these interests was included in accrued expenses and other current liabilities.  Net income (loss) attributable to these interests was $.5 million and $2 million for the three and nine months ended September 30, 2012, respectively, and $(.5) million and $2.5 million for the three and nine months ended September 30, 2011, respectively.  These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Debt securities	$186.0	$205.1	$574.7	$628.5
Mortgage loans	25.3	26.5	90.8	75.8
Other investments	12.3	9.5	36.4	45.4
Gross investment income	223.6	241.1	701.9	749.7
Less: investment expenses	(8.2)	(7.5)	(23.1)	(22.2)
Net investment income (1)	$215.4	$233.6	$678.8	$727.5

(1)
Net investment income includes $79.4 million and $237.2 million for the three and nine months ended September 30, 2012, respectively, and $85.8 million and $252.8 million for the three and nine months ended September 30, 2011, respectively, related to investments supporting our experience-rated and discontinued products.

7.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss (excluding amounts related to experience-rated contract holders and discontinued products) for the nine months ended September 30, 2012 and 2011:

	Net Unrealized Gains (Losses)			Pension and OPEB Plans		Total Accumulated Other Comprehensive (Loss) Income
	Securities		Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)	All Other		Unrecognized Net Actuarial Losses	Unrecognized Prior Service Cost
Nine months ended September 30, 2012
Balance at December 31, 2011	$58.2	$595.2	$(33.7)	$(1,834.6)	$25.7	$(1,189.2)
Other comprehensive (loss) income	2.4	258.5	5.0	36.4	(2.0)	300.3
Balance at September 30, 2012	$60.6	$853.7	$(28.7)	$(1,798.2)	$23.7	$(888.9)
Nine months ended September 30, 2011
Balance at December 31, 2010	$75.1	$375.2	$(27.3)	$(1,614.0)	$28.4	$(1,162.6)
Other comprehensive (loss) income	(16.1)	154.2	(5.7)	30.8	(2.0)	161.2
Balance at September 30, 2011	$59.0	$529.4	$(33.0)	$(1,583.2)	$26.4	$(1,001.4)

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

8.    Financial Instruments

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at September 30, 2012 or December 31, 2011.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at September 30, 2012 or December 31, 2011.  The total fair value of our broker quoted securities was approximately $126 million at September 30, 2012 and $107 million at December 31, 2011.  Examples of these Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at September 30, 2012 and December 31, 2011 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
September 30, 2012
Assets:
Debt securities:
U.S. government securities	$1,516.7	$280.7	$—	$1,797.4
States, municipalities and political subdivisions	—	2,926.1	1.5	2,927.6
U.S. corporate securities	—	7,270.4	62.3	7,332.7
Foreign securities	—	2,991.6	59.1	3,050.7
Residential mortgage-backed securities	—	1,021.0	—	1,021.0
Commercial mortgage-backed securities	—	1,379.3	21.0	1,400.3
Other asset-backed securities	—	498.6	30.3	528.9
Redeemable preferred securities	—	81.2	14.2	95.4
Total debt securities	1,516.7	16,448.9	188.4	18,154.0
Equity securities	20.6	—	33.2	53.8
Derivatives	.2	8.2	—	8.4
Total	$1,537.5	$16,457.1	$221.6	$18,216.2
Liabilities:
Derivatives	$—	$3.9	$—	$3.9
December 31, 2011
Assets:
Debt securities:
U.S. government securities	$1,307.0	$252.3	$—	$1,559.3
States, municipalities and political subdivisions	—	2,858.4	1.7	2,860.1
U.S. corporate securities	—	7,122.5	51.6	7,174.1
Foreign securities	—	2,805.7	49.4	2,855.1
Residential mortgage-backed securities	—	900.8	—	900.8
Commercial mortgage-backed securities	—	1,358.3	29.5	1,387.8
Other asset-backed securities	—	419.4	34.4	453.8
Redeemable preferred securities	—	146.6	15.7	162.3
Total debt securities	1,307.0	15,864.0	182.3	17,353.3
Equity securities	.8	—	36.7	37.5
Derivatives	—	2.0	—	2.0
Total	$1,307.8	$15,866.0	$219.0	$17,392.8
Liabilities:
Derivatives	$—	$.1	$—	$.1

The total gross transfers into (out of) Level 3 during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Gross transfers into Level 3	$—	$11.1	$1.8	$11.1
Gross transfers out of Level 3	(7.4)	—	(30.1)	(9.0)
Net transfers (out of) into Level 3	$(7.4)	$11.1	$(28.3)	$2.1

There were no transfers between Levels 1 and 2 during the three or nine months ended September 30, 2012 or 2011. Gross transfers out of Level 3 during the three months ended September 30, 2012 primarily relate to debt securities which were valued using observable inputs, and gross transfers out of Level 3 during the nine months ended September 30, 2012 primarily relate to equity securities that were valued using quoted prices in an active market and debt securities which were valued using observable inputs.

Financial Instruments Not Measured at Fair Value in our Balance Sheets
The following is a description of the valuation methodologies used for estimating the fair value of our financial assets and liabilities that are carried on our balance sheets at adjusted cost or contract value.

Mortgage loans:  Fair values are estimated by discounting expected mortgage loan cash flows at market rates that reflect the rates at which similar loans would be made to similar borrowers.  These rates reflect our assessment of the credit worthiness of the borrower and the remaining duration of the loans.  The fair value estimates of mortgage loans of lower credit quality, including problem and restructured loans, are based on the estimated fair value of the underlying collateral.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at September 30, 2012 was as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
September 30, 2012
Assets:
Mortgage loans	$1,678.2	$—	$—	$1,729.3	$1,729.3
Liabilities:
Investment contract liabilities:
With a fixed maturity	19.4	—	—	19.5	19.5
Without a fixed maturity	571.7	—	—	582.8	582.8
Long-term debt	4,615.6	—	5,504.5	—	5,504.5

The carrying value and estimated fair value of certain of our financial instruments at December 31, 2011 was as follows:

	December 31, 2011
	Carrying	Estimated
(Millions)	Value	Fair Value
Assets:
Mortgage loans	$1,648.5	$1,703.7
Liabilities:
Investment contract liabilities:
With a fixed maturity	34.6	34.9
Without a fixed maturity	543.9	559.4
Long-term debt	3,977.7	4,643.1

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 16.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common trusts invest in other collective investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012				December 31, 2011
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$836.4	$3,117.1	$1.4	$3,954.9	$1,079.1	$2,817.8	$—	$3,896.9
Equity securities	226.0	.9	—	226.9	240.0	—	—	240.0
Derivatives	—	(2.0)	—	(2.0)	—	(5.0)	—	(5.0)
Common/collective trusts	—	762.7	—	762.7	—	696.0	—	696.0
Total (1)	$1,062.4	$3,878.7	$1.4	$4,942.5	$1,319.1	$3,508.8	$—	$4,827.9

(1)	Excludes $521.9 million and $390.3 million of cash and cash equivalents and other receivables at September 30, 2012 and December 31, 2011, respectively.

The total gross transfers of Separate Accounts financial assets into (out of) Level 3 during the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Gross transfers into Level 3	$—	$—	$—	$—
Gross transfers out of Level 3	—	(.7)	(.6)	(1.2)
Net transfers (out of) into Level 3	$—	$(.7)	$(.6)	$(1.2)

There were no transfers of Separate Accounts financial assets between Levels 1 and 2 during the three or nine months ended September 30, 2012 or 2011.

9.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$—	$—	$—	$—	$—	$—	$.1	$.1
Amortization of prior service cost	(.1)	(.1)	(.3)	(.3)	(.9)	(1.0)	(2.7)	(2.8)
Interest cost	74.6	78.0	223.8	234.2	3.6	4.2	10.8	12.5
Expected return on plan assets	(96.8)	(95.9)	(290.5)	(287.8)	(.6)	(.9)	(2.0)	(2.7)
Recognized net actuarial losses	17.5	14.6	52.7	43.8	1.1	1.3	3.3	3.7
Net periodic benefit (income) cost	$(4.8)	$(3.4)	$(14.3)	$(10.1)	$3.2	$3.6	$9.5	$10.8

During each of the third quarters of 2012 and 2011, we made $60 million in voluntary cash contributions to the tax-qualified noncontributory defined benefit pension plan.

10.    Debt

The carrying value of our long-term debt at September 30, 2012 and December 31, 2011 was as follows:

(Millions)	September 30, 2012	December 31, 2011
Senior notes, 6.0%, due 2016	$748.4	$748.0
Senior notes, 1.75%, due 2017	248.5	—
Senior notes, 6.5%, due 2018	494.7	499.1
Senior notes, 3.95%, due 2020	743.2	742.6
Senior notes, 4.125%, due 2021	493.9	493.4
Senior notes, 6.625%, due 2036	776.4	798.7
Senior notes, 6.75%, due 2037	631.3	695.9
Senior notes, 4.5%, due 2042	479.2	—
Total long-term debt	$4,615.6	$3,977.7

In the third quarter of 2012, we repurchased approximately $91.5 million of par value of our outstanding senior notes, including repurchases of our 6.75% notes due 2037, 6.625% notes due 2036 and 6.5% notes due 2018, and recorded a loss on the early extinguishment of this long-term debt of $23.0 million ($35.4 million pretax).

At September 30, 2012 and December 31, 2011, we had approximately $70 million and $426 million, respectively, of commercial paper outstanding with a weighted average interest rate of 0.25% and 0.38%, respectively.

Interest Rate Swaps
During June and July of 2012, we entered into two interest rate swaps with an aggregate notional value of $375 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to refinance long-term debt maturing in June 2016. At September 30, 2012, these interest rate swaps had a pretax fair value gain of approximately $5 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders' equity.

In the third quarter of 2012, we entered into ten interest rate swaps with an aggregate notional value of $1.0 billion. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to finance a portion of the purchase price of the proposed acquisition of Coventry. At September 30, 2012, these interest rate swaps had a pretax fair value loss of approximately $2 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders' equity.

In May 2012, we issued $250 million of 1.75% senior notes due 2017 and $500 million of 4.5% senior notes due 2042 (collectively, the “2012 senior notes”). In 2011, prior to issuing the 2012 senior notes, we entered into two interest rate swaps with an aggregate notional value of $250 million and designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt. We terminated the swaps prior to issuing the 2012 senior notes and paid an aggregate of $7.5 million to the swap counterparties upon termination of the swaps. The related $7.5 million pretax loss is recorded in accumulated other comprehensive loss and is being amortized as an increase to interest expense over the first twenty semi-annual interest payments associated with the $500 million of 4.5% senior notes due 2042.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Existing Credit Agreement”) with several financial institutions. The Existing Credit Agreement replaced our prior $1.5 billion five-year revolving credit agreement which was due to expire on March 27, 2013.

On September 24, 2012, and in connection with the proposed acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Existing Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment”, and together with the First Amendment and the Existing Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. Upon our agreement with one or more financial institutions, we may expand commitments under the Facility to a maximum of $2.5 billion. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from 0.070% to 0.150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was 0.100% at September 30, 2012.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 0.5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at September 30, 2012.  There were no amounts outstanding under the Facility, the Existing Credit Agreement, or the replaced five-year revolving credit agreement at any time during the nine months ended September 30, 2012.

Bridge Credit Agreement
On September 24, 2012, we entered into a 364-day bridge credit agreement (the “Bridge Credit Agreement”) with a group of thirteen lenders. Under the Bridge Credit Agreement, we may borrow on an unsecured basis an aggregate principal amount of up to $2.0 billion, to the extent that we have not received $2.0 billion in net cash proceeds from issuing senior notes or from certain other transactions on or prior to consummation of the proposed acquisition of Coventry. Any proceeds of the Bridge Credit Agreement are required to be used to fund the proposed acquisition of Coventry and to pay fees and expenses in connection with that acquisition. The lenders' undrawn commitments under the Bridge Credit Agreement will be automatically and permanently reduced in an amount equal to, and we also will be required to make prepayments of any outstanding loans under the Bridge Credit Agreement with, the (i) net cash proceeds from the issuance of debt of Aetna or any of its subsidiaries, (ii) net cash proceeds from the issuance of equity of Aetna and (iii) net cash proceeds in excess of $300 million received by Aetna or any of its subsidiaries from non-ordinary course asset sales, in each case subject to certain exceptions. Any borrowings under the Bridge Credit Agreement mature 364 days after the proposed Coventry acquisition has closed. The Bridge Credit Agreement contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 0.5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Bridge Credit Agreement).  We met this requirement at September 30, 2012.  There were no amounts outstanding under the Bridge Credit Agreement at any time during the nine months ended September 30, 2012.

Amounts outstanding under the Bridge Credit Agreement will bear interest, at our option, either (a) at the London Interbank Offered Rate (“LIBOR”); or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt.  The minimum and maximum LIBOR margins are 1.00% and 1.75% per annum, respectively, and the minimum and maximum base rate margins are 0.0% and 0.75% per annum, respectively, provided, however, that the applicable margins will increase by 0.25% per annum on the 90th day following the closing date of the proposed acquisition of Coventry (the “Closing Date”) and by an additional 0.25% per annum each 90th day thereafter while loans remain outstanding under the Bridge Credit Agreement.  We will also pay to each lender on each of the following dates a duration fee equal to the following applicable percentages of the aggregate principal amount of such lender's bridge loans outstanding on such date: (i) 90 days after the Closing Date, 0.50%; (ii) 180 days after the Closing Date, 1.00%; and (iii) 270 days after the Closing Date, 1.50%. We will also pay the lenders certain other fees.

11.    Capital Stock

On July 27, 2012, February 24, 2012 and September 23, 2011, our Board of Directors (our "Board") authorized three separate share repurchase programs. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the nine months ended September 30, 2012, we repurchased approximately 21 million shares of common stock at a cost of approximately $925 million.  At September 30, 2012, we had remaining authorization to repurchase an aggregate of up to approximately $1 billion of common stock under the February 24, 2012 and July 27, 2012 programs. As a result of the proposed acquisition of Coventry, we made no share repurchases during the three months ended September 30, 2012.

During the nine months ended September 30, 2012 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 24, 2012	$.175	April 12, 2012	April 27, 2012	$60.8
May 18, 2012	.175	July 12, 2012	July 27, 2012	58.5
September 28, 2012	.175	October 11, 2012	October 26, 2012	58.6

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. Prior to completion of the proposed Coventry acquisition, we are not permitted to declare, set aside or pay any dividend or other distribution other than a regular cash dividend in the ordinary course of business consistent with past practice. Our dividend policy following the completion of the proposed acquisition will be determined by our Board.

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

12.    Dividend Restrictions and Statutory Surplus

Under regulatory requirements at September 30, 2012, the amount of dividends that may be paid through the end of 2012 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $800 million in the aggregate.  There are no such regulatory restrictions on distributions from Aetna to its shareholders.  Prior to completion of the proposed Coventry acquisition, Aetna is not permitted to declare, set aside or pay any dividend or other distribution other than a regular cash dividend in the ordinary course of business consistent with past practice. In the third quarter of 2012, our insurance and HMO subsidiaries paid approximately $418 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $6.5 billion and $5.9 billion at September 30, 2012 and December 31, 2011, respectively.

13.    Commitments and Contingencies

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

CMS Actions
On June 13, 2011, the Centers for Medicare & Medicaid Services (“CMS”) lifted the intermediate sanctions it had previously imposed on us that required us to suspend the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan (“PDP”) contracts.  The sanctions related to our compliance with certain Medicare Part D requirements.  We have resumed marketing our Medicare Advantage and PDP products and have been enrolling beneficiaries with effective dates on and after July 1, 2011.  On September 27, 2012, CMS notified us that we were again eligible to receive assignments of low-income subsidy PDP members from CMS.

CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions and document their medical records.  CMS pays increased premiums to Medicare Advantage plans and PDPs for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers’ medical records and related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company's plans. The Office of Inspector General (the “OIG”) also is auditing risk adjustment data of other companies, and we expect CMS and the OIG to continue auditing risk adjustment data.

On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the "Notice"). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. Under that methodology, the RADV audit premium refund calculation will include an adjustment for the differences in documentation standards between the RADV audits and the risk adjustment model; however, the Notice provides limited information about that adjustment. In addition, CMS will project the error rate identified in the audit sample to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not make an adjustment for differences in documentation standards or project sample error rates to the entire contract. During 2012, CMS is expected to select Medicare Advantage contracts for contract year 2011 for audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the financial impact of the documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including litigation related to the proposed acquisition of Coventry, employment litigation and claims of bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay medical and/or group insurance claims (including post-payment audit and collection practices), rescission of insurance coverage, improper disclosure of personal information, patent infringement and other intellectual property litigation and other litigation in our Health Care and Group Insurance businesses.  Some of these other lawsuits are or are purported to be class actions.  We intend to vigorously defend ourselves against the claims brought in these matters.

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

There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, complaint, grievance and appeal processing, information privacy, provider network structure (including the use of performance-based networks), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices, sales practices, and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).  For example, New York is one of over 35 states that are investigating life insurers' claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from New York and three other states with respect to our life insurance claim payment and related escheat practices.

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

Summarized financial information of our segments for the three and nine months ended September 30, 2012 and 2011 was as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended September 30, 2012
Revenue from external customers	$8,172.7	$465.8	$45.3	$—	$8,683.8
Operating earnings (loss) (1)	531.8	29.3	3.7	(41.6)	523.2
Three Months Ended September 30, 2011
Revenue from external customers	$7,695.9	$426.6	$40.6	$—	$8,163.1
Operating earnings (loss) (1)	525.7	37.9	4.4	(39.6)	528.4
Nine Months Ended September 30, 2012
Revenue from external customers	$24,398.4	$1,378.1	$134.5	$—	$25,911.0
Operating earnings (loss) (1)	1,444.2	116.2	13.4	(121.2)	1,452.6
Nine Months Ended September 30, 2011
Revenue from external customers	$22,919.1	$1,288.1	$133.1	$—	$24,340.3
Operating earnings (loss) (1)	1,593.9	125.2	16.4	(124.1)	1,611.4

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

A reconciliation of operating earnings (1) to net income for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Operating earnings	$523.2	$528.4	$1,452.6	$1,611.4
Transaction-related costs, net of tax	(12.5)	—	(12.5)	—
Loss on early extinguishment of long-term debt, net of tax	(23.0)	—	(23.0)	—
Voluntary early retirement program, net of tax	—	(89.1)	—	(89.1)
Net realized capital gains, net of tax	11.5	51.1	50.7	90.8
Net income	$499.2	$490.4	$1,467.8	$1,613.1

(1)
In addition to net realized capital gains, the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
In the third quarter of 2012, we incurred transaction-related costs of $12.5 million ($13.8 million pretax) related to the proposed acquisition of Coventry. Transaction-related costs include $10.0 million of advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in the GAAP Consolidated Statements of Income in general and administrative expenses as well as the cost of the Bridge Credit Agreement, which is reflected in the GAAP Consolidated Statements of Income in interest expense.

•	In the third quarter 2012, we incurred a loss on the early extinguishment of long-term debt of $23.0 million ($35.4 million pretax) related to repurchases of certain of our outstanding senior notes.

•
In July 2011, we announced a voluntary early retirement program.  In connection with the voluntary early retirement program, we recorded a charge of $89.1 million ($137.0 million pretax) during the third quarter of 2011.

15.     Reinsurance

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expectation of future losses remains consistent with prior projections, the results of the discontinued products are applied against the reserve and do not affect net income.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  As a result of this review, the reserve at each of September 30, 2012 and December 31, 2011 reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2012 and 2011 was as follows (pretax):

(Millions)	2012	2011
Reserve, beginning of period	$896.3	$884.8
Operating (losses) income	(5.1)	4.7
Net realized capital gains	55.2	19.3
Reserve, end of period	$946.4	$908.8

During the nine months ended September 30, 2012, our discontinued products reflected net realized capital gains (primarily attributable to gains from the sale of debt securities, partially offset by losses from other investments) and operating losses. We evaluated these results against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve was required at September 30, 2012.

Assets and liabilities supporting discontinued products at September 30, 2012 and December 31, 2011 were as follows: (1)

(Millions)	2012	2011
Assets:
Debt and equity securities available for sale	$2,596.6	$2,589.7
Mortgage loans	425.7	437.1
Other investments	715.4	619.2
Total investments	3,737.7	3,646.0
Other assets	65.1	130.0
Current and deferred income taxes	19.2	15.7
Receivable from continuing products (2)	547.6	523.2
Total assets	$4,369.6	$4,314.9
Liabilities:
Future policy benefits	$2,896.9	$3,005.8
Policyholders' funds	6.9	8.2
Reserve for anticipated future losses on discontinued products	946.4	896.3
Other liabilities (3)	519.4	404.6
Total liabilities	$4,369.6	$4,314.9

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $99 million and $300 million for the three and nine months ended September 30, 2012, respectively, and $102 million and $311 million for the three and nine months ended September 30, 2011, respectively. There were no material participant-directed withdrawals from our discontinued products during the three or nine months ended September 30, 2012 or 2011.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

17.	Subsequent Events

In the period subsequent to September 30, 2012 through October 25, 2012, we entered into six interest rate swaps with an aggregate notional value of $1.0 billion. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to finance a portion of the purchase price of the proposed acquisition of Coventry. Combined with the ten identically designated swaps entered into during the third quarter of 2012, the aggregate notional value of these swaps is $2.0 billion.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2012, the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These consolidated financial statements are the responsibility of the Company's management.
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
October 25, 2012

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

The following MD&A provides a review of our financial condition at September 30, 2012 and December 31, 2011 and operating results for the three and nine months ended September 30, 2012 and 2011.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2011 Annual Report on Form 10-K (the “2011 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Revenue:
Health Care	$8,260.4	$7,832.9	$24,691.9	$23,282.7
Group Insurance	536.7	509.3	1,604.6	1,524.1
Large Case Pensions	119.4	133.1	370.9	400.7
Total revenue	8,916.5	8,475.3	26,667.4	25,207.5
Net income	499.2	490.4	1,467.8	1,613.1
Operating earnings: (1)
Health Care	531.8	525.7	1,444.2	1,593.9
Group Insurance	29.3	37.9	116.2	125.2
Large Case Pensions	3.7	4.4	13.4	16.4
Cash flows from operations			1,277.2	2,013.8

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to “Segment Results and Use of Non-GAAP Measures” in this document beginning on page 33 for a discussion of non-GAAP measures.  Refer to pages 35, 39 and 40 for a reconciliation of operating earnings to net income for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings included $61.4 million after-tax and $116.6 million after-tax of favorable development of prior-period health care cost estimates in the three months ended September 30, 2012 and 2011, respectively, which is primarily related to second quarter 2012 and second quarter 2011 incurred health care costs, respectively. Excluding the impact of reserve development, our aggregate business segment operating earnings increased for the three months ended September 30, 2012 compared to the corresponding period in 2011, primarily due to higher Commercial and Medicare underwriting margins. The increase in Medicare underwriting margins resulted from our 2011 acquisition of Genworth's Medicare Supplement business.

For the nine months ended September 30, 2012 our aggregate business segment operating earnings excluding the impact of reserve development was flat compared to the corresponding period in 2011 as lower Commercial underwriting margins were largely offset by the favorable impact of higher underwriting margins in our Medicare business.

Total revenue increased during the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011 primarily due to an increase in Health Care premium in each of our Commercial, Medicare and Medicaid businesses.

At September 30, 2012, we served approximately 18.2 million medical members (consisting of approximately 32% Insured members and 68% administrative services contract (“ASC”) members), 13.6 million dental members and 8.8 million pharmacy benefit management services members.  At September 30, 2011, we served approximately 18.2 million medical members (consisting of approximately 31% Insured members and 69% ASC members), 13.6 million dental members and 8.8 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2012 and 2011, generating $1.5 billion and $2.2 billion of cash flows from operations in our Health Care and Group Insurance businesses during the nine months ended September 30, 2012 and 2011, respectively.  During 2012, these cash flows contributed to funding our ordinary course operating activities, the payment of cash dividends to shareholders and repurchases of shares of our common stock. We paid dividends to our shareholders of $181 million during the nine months ended September 30, 2012. In addition, we repurchased 21 million and 31 million shares of common stock under our share repurchase programs at a cost of approximately $925 million and $1.2 billion during the nine months ended September 30, 2012 and 2011, respectively.  We did not repurchase any shares of our common stock during the three months ended September 30, 2012. Refer to “Liquidity and Capital Resources” beginning on page 43 and Note 10 of Condensed Notes to Consolidated Financial Statements on page 20 for additional information.

Proposed Acquisition of Coventry Health Care, Inc.
On August 19, 2012, we entered into a definitive agreement (as amended, and as may be further amended, the “Merger Agreement”) to acquire Coventry Health Care, Inc. (“Coventry”) in a transaction valued at approximately $7.3 billion, based on the closing price of Aetna common shares on August 17, 2012, including the assumption of Coventry debt. Coventry is a diversified managed health care company that offers a full portfolio of risk and fee-based products, including Medicare Advantage and Medicare Part D programs, Medicaid managed care plans, group and individual health insurance, coverage for specialty services such as workers' compensation, and network rental services.

Under the terms of the Merger Agreement, Coventry stockholders will receive $27.30 in cash and 0.3885 Aetna common shares for each Coventry share. We expect to finance the cash portion of the transaction through a combination of cash on hand and by issuing approximately $2.5 billion of new long-term debt and commercial paper. We made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant subject to certain exceptions, to conduct our business in the ordinary course between the execution of the Merger Agreement and the closing of the transaction.

The transaction is currently projected to close in mid-2013 and is subject to the approval by Coventry stockholders, as well as customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) waiting period and approvals of state departments of insurance and other regulators, and therefore has not been reflected in the financial statements included in this Form 10-Q. The prospectus and proxy statement pertaining to the proposed acquisition was first mailed to Coventry stockholders on or about October 19, 2012. The Coventry stockholder vote required to approve the transaction is currently scheduled to occur on November 21, 2012.

Management Update
On February 20, 2012, we announced that Kristi Ann Matus was joining Aetna as Executive Vice President, Government Services and will lead our government services businesses and that we would consolidate and realign our Commercial ASC and insurance businesses under Frank G. McCauley, who assumed the role of Executive Vice President, Commercial Businesses.

On June 7, 2012, we announced that Karen S. Rohan was joining Aetna as Executive Vice President, Head of

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

Components of the legislation will be phased in over the next six years.  We are dedicating and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state level health care reform.  While the federal government has issued a number of regulations implementing Health Care Reform, many significant parts of the legislation, including health insurance exchanges (“Insurance Exchanges”), Medicaid expansion, the scope of “essential health benefits”, employer penalties and the implementation of minimum medical loss ratios (“MLRs”), require further guidance and clarification at the federal level and/or in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years.

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

The Supreme Court decision also permits states to opt out of the elements of Health Care Reform requiring expansion of Medicaid coverage in January 2014 without losing their current federal Medicaid funding, and governors in some states already have indicated that they will not support Medicaid expansion. The ruling also creates uncertainty regarding the effectiveness of Health Care Reform's “maintenance of effort” (“MOE”) provision. If states are not subject to the MOE provision and allow certain programs to expire or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment or reduced Medicaid enrollment growth. We cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of Health Care Reform or state level health care reform, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

Most state legislatures have adjourned for the year, and they generally have not enacted legislation related to Health Care Reform. Many states have begun to consider Insurance Exchange planning and policies, and a few state governors have indicated they will not establish Insurance Exchanges.
For additional information on Health Care Reform refer to “MD&A-Overview-Health Care Reform Legislation,” “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2011 Annual Report.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 26.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement benefit (“OPEB”) plan expense (the service cost and prior service cost components of this expense are allocated to our business segments).

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

Operating Summary for the Three and Nine Months Ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Premiums:
Commercial	$5,266.2	$5,074.3	$15,645.9	$15,119.3
Medicare	1,525.4	1,333.4	4,731.3	4,100.5
Medicaid	455.2	369.0	1,224.9	1,040.9
Total premiums	7,246.8	6,776.7	21,602.1	20,260.7
Fees and other revenue	925.9	919.2	2,796.3	2,658.4
Net investment income	71.8	83.7	230.3	261.6
Net realized capital gains	15.9	53.3	63.2	102.0
Total revenue	8,260.4	7,832.9	24,691.9	23,282.7
Health care costs	5,847.7	5,345.5	17,613.5	16,060.3
Operating expenses:
Selling expenses	249.5	249.8	755.5	772.2
General and administrative expenses	1,296.8	1,475.4	3,916.9	3,933.7
Total operating expenses	1,546.3	1,725.2	4,672.4	4,705.9
Amortization of other acquired intangible assets	33.0	30.6	105.6	79.7
Total benefits and expenses	7,427.0	7,101.3	22,391.5	20,845.9
Income before income taxes	833.4	731.6	2,300.4	2,436.8
Income taxes	301.1	260.3	824.9	865.7
Net income	$532.3	$471.3	$1,475.5	$1,571.1

The table presented below reconciles net income to operating earnings (1) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Net income	$532.3	$471.3	$1,475.5	$1,571.1
Transaction-related costs, net of tax	10.0	—	10.0	—
Voluntary early retirement program, net of tax	—	89.1	—	89.1
Net realized capital gains, net of tax	(10.5)	(34.7)	(41.3)	(66.3)
Operating earnings	$531.8	$525.7	$1,444.2	$1,593.9

(1)
In addition to net realized capital gains, the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
In the third quarter of 2012, we incurred transaction-related costs of $12.5 million ($13.8 million pretax) related to the proposed acquisition of Coventry. Transaction-related costs include $10.0 million of advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in the GAAP Consolidated Statements of Income in general and administrative expenses and reported in our Health Care segment as well as the cost of the Bridge Credit Agreement, which is reflected in the GAAP Consolidated Statements of Income in interest expense and reflected in our Corporate Financing segment.

•
In July 2011, we announced a voluntary early retirement program.  In connection with the voluntary early retirement program, we recorded a charge of $89.1 million ($137.0 million pretax) during the third quarter of 2011.

Included in operating earnings for the three months ended September 30, 2012 and 2011 was $61.4 million and $116.6 million of favorable after-tax development of prior-period health care cost estimates, respectively. This development occurred in each of our businesses and was primarily related to second quarter 2012 and second quarter 2011 incurred health care costs, respectively. This development is primarily due to lower than projected utilization of medical services, with the majority of it related to our Commercial business in each period. Excluding the impact of favorable prior-period reserve development, operating earnings increased during the third quarter of 2012 compared with the corresponding period of 2011, primarily due to higher Commercial and Medicare underwriting margins. The increase in Medicare underwriting margins resulted from our 2011 acquisition of Genworth's Medicare Supplement business.

For the nine months ended September 30, 2012 operating earnings excluding prior-years reserve development were flat compared with the corresponding period in 2011, as lower underwriting margins in our Commercial business were largely offset by the favorable impact of higher underwriting margins in our Medicare business, partially as a result of our 2011 acquisition of Genworth's Medicare Supplement business.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by premiums.  For the three and nine months ended September 30, 2012 and 2011, our MBRs by product were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Commercial	79.6%	77.8%	80.4%	77.5%
Medicare	82.5%	81.4%	83.3%	83.7%
Medicaid	87.6%	84.7%	89.6%	86.7%
Total	80.7%	78.9%	81.5%	79.3%

Refer to our discussion of Commercial and Medicare results below for an explanation of the changes in our MBRs.

Commercial operating results reflect lower underwriting margins and lower Insured membership in 2012 compared to 2011.
Commercial premiums increased approximately $192 million and $527 million for the three and nine months ended September 30, 2012, respectively, when compared to the corresponding periods in 2011, due primarily to higher Commercial premium rates partially offset by lower Commercial Insured membership in 2012.

Our Commercial MBRs were 79.6% and 80.4% for the three and nine months ended September 30, 2012, respectively, compared to 77.8% and 77.5% for the corresponding periods in 2011.  Our Commercial MBR was higher in the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011 primarily due to the impact of favorable development of prior-period health care cost estimates on the 2011 MBRs and consideration of our 2011 experience in our 2012 pricing. The favorable development of prior-period Commercial health care cost estimates for the three months ended September 30, 2012 and 2011 primarily relates to the second quarter 2012 and second quarter 2011 incurred health care costs, respectively, and is primarily due to lower than projected utilization of medical services. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2011 Annual Report for a discussion of Health Care Costs Payable at December 31, 2011.

Medicare results for the three and nine months ended September 30, 2012 reflect higher underwriting margins and an increase in membership from the corresponding periods in 2011.
Medicare premiums increased approximately $192 million and $631 million for the three and nine months ended September 30, 2012, respectively, when compared to the corresponding periods in 2011. For the three months ended September 30, 2012 the increase is primarily due to the addition of Genworth's Medicare Supplement business and membership growth in Medicare Advantage. For the nine months ended September 30, 2012 the increase is primarily due to membership growth in Medicare Advantage and, to a smaller degree, the addition of Genworth's Medicare Supplement business.

Our Medicare MBRs were 82.5% and 83.3% for the three and nine months ended September 30, 2012, respectively, compared to 81.4% and 83.7% for the corresponding periods in 2011.  Our Medicare MBR was higher in the three months ended September 30, 2012 compared to the corresponding period in 2011 primarily due to health care cost growth that outpaced premium revenue growth partially offset by an increase in the proportion of Medicare Supplement business, which has a lower MBR.

Other Sources of Revenue
Medicaid premium revenues for the three and nine months ended September 30, 2012 increased $86 million and $184 million compared to the corresponding periods in 2011 primarily due to membership increases in certain high acuity Medicaid contracts with greater per-member premium rates and from our expanded presence in Missouri that became effective in July 2012 which more than offset the decline in premium from other membership losses.

Health Care fees and other revenue for the three months ended September 30, 2012 were relatively flat compared to the corresponding period in 2011. Health Care fees and other revenue for the nine months ended September 30, 2012 increased $138 million compared to the corresponding period in 2011 as a result of the inclusion of revenues from our 2011 acquisitions.

General and Administrative Expenses
General and administrative expenses decreased during the three months ended September 30, 2012 compared with the corresponding period of 2011, due primarily to the continued execution of our expense initiatives and the inclusion of a charge associated with our voluntary early retirement program in the three months ended September 30, 2011, partially offset by the inclusion of expenses associated with our 2011 acquisitions in our 2012 results. General and administrative expenses were relatively flat during the nine months ended September 30, 2012 compared with the corresponding period of 2011.

Membership
Health Care’s membership at September 30, 2012 and 2011 was as follows:

	2012			2011
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,703	11,578	16,281	4,757	11,804	16,561
Medicare Advantage	443	—	443	396	—	396
Medicaid	397	856	1,253	426	835	1,261
Medicare Supplement	201	—	201	12	—	12
Total Medical Membership	5,744	12,434	18,178	5,591	12,639	18,230

Consumer-Directed Health Plans (1)			2,562			2,399

Dental:
Commercial	4,691	7,265	11,956	4,729	7,366	12,095
Medicare and Medicaid	241	456	697	187	466	653
Network Access (2)	—	955	955	—	899	899
Total Dental Membership	4,932	8,676	13,608	4,916	8,731	13,647

Pharmacy:
Commercial			8,028			8,162
Medicare PDP (stand-alone)			479			429
Medicare Advantage PDP			201			188
Medicaid			107			27
Total Pharmacy Benefit Management Services			8,815			8,806

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

(2)	Represents members in products that allow these members access to our dental provider network for a nominal fee.

Total medical membership at September 30, 2012 decreased compared to September 30, 2011, reflecting a decline in Commercial ASC membership due to lapsed customers and in-group attrition that exceeded new sales. This decrease was partially offset by the addition of more than 165 thousand Medicare Supplement members from the 2011 acquisition and subsequent growth of Genworth's Medicare Supplement business and related blocks of in-force business and growth in Medicare Advantage membership.

Total dental membership at September 30, 2012 decreased compared to September 30, 2011 primarily due to lapsed customers that exceeded new sales in the Commercial ASC business.

Total pharmacy benefit management services membership increased at September 30, 2012 compared to September 30, 2011 primarily due to a growth in our Medicaid and Medicare businesses which more than offset a decrease in Commercial enrollment.

We project that Commercial ASC membership will decline in the first quarter of 2013 compared to year end 2012, primarily due to conversion of a large account to a group Medicare Advantage product and a slight decline in large account membership and that Commercial Insured membership growth opportunities in 2013 may be limited by lack of employment growth.

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

Operating Summary for the Three and Nine Months Ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Premiums:
Life	$270.3	$256.4	$799.0	$777.4
Disability	157.8	133.9	467.3	400.0
Long-term care	11.3	11.7	34.5	34.5
Total premiums	439.4	402.0	1,300.8	1,211.9
Fees and other revenue	26.4	24.6	77.3	76.2
Net investment income	65.0	62.4	210.4	204.8
Net realized capital gains	5.9	20.3	16.1	31.2
Total revenue	536.7	509.3	1,604.6	1,524.1
Current and future benefits	397.9	350.0	1,156.9	1,067.4
Operating expenses:
Selling expenses	23.3	19.3	65.0	54.8
General and administrative expenses	67.6	67.0	207.2	196.3
Total operating expenses	90.9	86.3	272.2	251.1
Amortization of other acquired intangible assets	1.1	1.1	3.3	3.9
Total benefits and expenses	489.9	437.4	1,432.4	1,322.4
Income before income taxes	46.8	71.9	172.2	201.7
Income taxes	13.6	20.8	45.5	56.2
Net income	$33.2	$51.1	$126.7	$145.5

The table presented below reconciles net income to operating earnings for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Net income	$33.2	$51.1	$126.7	$145.5
Net realized capital gains, net of tax	(3.9)	(13.2)	(10.5)	(20.3)
Operating earnings	$29.3	$37.9	$116.2	$125.2

Operating earnings for the three and nine months ended September 30, 2012 declined when compared to the corresponding periods in 2011, primarily due to lower underwriting margins in our life insurance products for the three month period and lower underwriting margins in our disability products for the nine month period.

The group benefit ratio (which represents current and future benefits divided by premiums) was 90.6% and 88.9% for the three and nine months ended September 30, 2012 compared to 87.1% and 88.1% for corresponding periods in 2011. The group benefit ratios increased for the three and nine months ended September 30, 2012 primarily due to lower underwriting margins in our life insurance products for the three month period and lower underwriting margins in our disability products for the nine month period.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Premiums	$42.7	$37.8	$126.4	$125.0
Net investment income	78.6	87.5	238.1	261.1
Other revenue	2.6	2.8	8.1	8.1
Net realized capital (losses) gains	(4.5)	5.0	(1.7)	6.5
Total revenue	119.4	133.1	370.9	400.7
Current and future benefits	119.0	120.7	354.2	366.5
General and administrative expenses	3.0	3.5	9.3	10.8
Total benefits and expenses	122.0	124.2	363.5	377.3
(Loss) income before income (benefits) taxes	(2.6)	8.9	7.4	23.4
Income (benefits) taxes, net of tax	(3.4)	1.3	(4.9)	2.8
Net income	$.8	$7.6	$12.3	$20.6

The table presented below reconciles net income to operating earnings for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Net income	$.8	$7.6	$12.3	$20.6
Net realized capital losses (gains), net of tax	2.9	(3.2)	1.1	(4.2)
Operating earnings	$3.7	$4.4	$13.4	$16.4

Operating earnings in the three and nine months ended September 30, 2012 declined compared to the corresponding periods in 2011, which is consistent with the run-off nature of this segment.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate future losses over their life (which is currently greater than 30 years for SPAs and less than 3 years for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 16 of Condensed Notes to Consolidated Financial Statements beginning on page 28.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2012 and 2011 was as follows (pretax):

(Millions)	2012	2011
Reserve, beginning of period	$896.3	$884.8
Operating (losses) income	(5.1)	4.7
Net realized capital gains	55.2	19.3
Reserve, end of period	$946.4	$908.8

During the nine months ended September 30, 2012, our discontinued products reflected net realized capital gains (primarily attributable to gains from the sale of debt securities, partially offset by losses from other investments) and operating losses. We evaluated these results against our expectations of future cash flows assumed in estimating the reserve and concluded that no adjustment to the reserve was required at September 30, 2012.

INVESTMENTS

At September 30, 2012 and December 31, 2011 our investment portfolio consisted of the following:

(Millions)	September 30, 2012	December 31, 2011
Debt and equity securities available for sale	$18,207.8	$17,390.8
Mortgage loans	1,678.2	1,648.5
Other investments	1,475.3	1,255.7
Total investments	$21,361.3	$20,295.0

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

As a result of the foregoing, investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at September 30, 2012 and December 31, 2011:

(Millions)	September 30, 2012	December 31, 2011
Experience-rated products	$1,699.6	$1,645.0
Discontinued products	3,737.7	3,646.0
Remaining products	15,924.0	15,004.0
Total investments	$21,361.3	$20,295.0

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2012	2011	2012	2011
Scheduled contract maturities and benefit payments (1)	$59.0	$61.3	$176.9	$185.0
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	.2	19.7	3.3	27.5
Participant-directed withdrawals	.6	.5	1.7	2.9

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both September 30, 2012 and December 31, 2011, with approximately $4.8 billion at September 30, 2012 and $4.4 billion at December 31, 2011 rated AAA.  The debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.1 billion at September 30, 2012 and $1.2 billion at December 31, 2011 (of which 18% and 20% at September 30, 2012 and December 31, 2011, respectively, supported our discontinued and experience-rated products).

At September 30, 2012 and December 31, 2011, we held approximately $718 million and $733 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 3% and 4% of our total investments, respectively.  These securities had an average credit quality rating of A+ at both September 30, 2012 and December 31, 2011 with and without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At September 30, 2012 and December 31, 2011, approximately 1% and 2%, respectively, of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt or European corporate issuers of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both September 30, 2012 and December 31, 2011 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 8 of Condensed Notes to Consolidated Financial Statements beginning on page 15 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At September 30, 2012 and December 31, 2011, our debt and equity securities had net unrealized capital gains of $2.0 billion and $1.5 billion, respectively, of which $575 million and $457 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 6 of Condensed Notes to Consolidated Financial Statements beginning on page 9 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at September 30, 2012 and December 31, 2011.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary impairments of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2011 Annual Report for more information.

Net Realized Capital Gains and Losses
Net realized capital gains were $12 million ($17 million pretax) and $51 million ($78 million pretax) for the three and nine months ended September 30, 2012, respectively, and $51 million ($79 million pretax) and $91 million ($140 million pretax) for the corresponding periods in 2011, respectively.  We had no individual realized capital losses on debt or equity securities that materially impacted our operating results during the three or nine months ended September 30, 2012 or 2011.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented 8% of our total invested assets at both September 30, 2012 and December 31, 2011.  There were no material impairment reserves on these loans at September 30, 2012 or December 31, 2011.  Refer to Note 6 of Condensed Notes to Consolidated Financial Statements on page 9 for additional information on our mortgage loan portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, and issuing commercial paper from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses, share repurchases and shareholder dividends.  We have committed short-term borrowing capacity of $2.0 billion through a five-year revolving credit facility agreement that expires in March 2017.

Presented below is a condensed statement of cash flows for the nine months ended September 30, 2012 and 2011.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2012	2011
Cash flows from operating activities
Health Care and Group Insurance	$1,451.4	$2,216.9
Large Case Pensions	(174.2)	(203.1)
Net cash provided by operating activities	1,277.2	2,013.8
Cash flows from investing activities
Health Care and Group Insurance	(569.1)	(1,009.8)
Large Case Pensions	100.5	255.6
Net cash used for investing activities	(468.6)	(754.2)
Net cash used for financing activities	(850.1)	(1,169.4)
Net (decrease) increase in cash and cash equivalents	$(41.5)	$90.2

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.5 billion for the nine months ended September 30, 2012 and $2.2 billion for the nine months ended September 30, 2011.  The decrease for the nine months ended September 30, 2012 compared with the corresponding period in 2011 is primarily attributable to the timing of Medicare premium receipts as we received a payment associated with October 2011 on September 30, 2011 and lower net income during the nine months ended September 30, 2012 compared to the corresponding period in 2011.

Net cash flows used for investing activities were approximately $469 million and $754 million for the nine months ended September 30, 2012 and 2011, respectively.  The net decline for the nine months ended September 30, 2012 compared with the corresponding period in 2011 is primarily attributable to greater cash used for acquisitions during 2011 and an increase in net investment purchases in 2012.

In May 2012, we issued $250 million of 1.75% senior notes due in 2017 and $500 million of 4.5% senior notes due in 2042 (collectively, the “2012 senior notes”), which provided us with cash proceeds of $720.4 million after underwriting fees and other offering expenses, and being issued at a discount. Prior to issuing the 2012 senior notes we terminated two interest rate swaps related to the forecast issuance of fixed-rate debt and paid an aggregate of $7.5 million to the swap counterparties. Additionally, during the nine months ended September 30, 2012 and 2011, our cash flows from financing activities reflect the repurchase of approximately 21 million and 31 million shares of common stock at a cost of approximately $925 million and $1.2 billion, respectively. On July 27, 2012, our Board of Directors (our “Board”) approved a new share repurchase program that authorizes us to repurchase up to an additional $750 million of our common stock. As a result of the proposed acquisition of Coventry, we made no share repurchases during the three months ended September 30, 2012. Through the date of the Coventry stockholder vote on the proposed transaction, we will be effectively precluded from repurchasing our shares; and following the date of the Coventry stockholder vote, we will be permitted to repurchase shares subject to our evaluation of market conditions, capital allocation considerations, legal constraints and other relevant factors. At September 30, 2012, the capacity remaining under our share repurchase authorizations was approximately $1 billion. Refer to Note 11 of the Condensed Notes to Consolidated Financial Statements on page 22 for more information on our share repurchases.

During the nine months ended September 30, 2012 our Board declared the following cash dividends:

	Dividend Amount	Stockholders of	Date Paid/ To be Paid	Total Dividends
Date Declared	Per Share	Record Date		(Millions)
February 24, 2012	$.175	April 12, 2012	April 27, 2012	$60.8
May 18, 2012	.175	July 12, 2012	July 27, 2012	58.5
September 28, 2012	.175	October 11, 2012	October 26, 2012	58.6

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. Prior to completion of the proposed Coventry acquisition, we are not permitted to declare, set aside or pay any dividend or other distribution other than a regular cash dividend in the ordinary course of business consistent with past practice. Our dividend policy following the completion of the proposed acquisition will be determined by our Board.

Revolving Credit Facility
On March 27, 2012 we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Existing Credit Agreement”) with several financial institutions. The Existing Credit Agreement replaced our prior $1.5 billion five-year revolving credit agreement which was due to expire on March 27, 2013.

On September 24, 2012, we entered into a First Amendment (the “First Amendment”) to the Existing Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment”, and together with the First Amendment and the Existing Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.5 billion. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at September 30, 2012.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 0.5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at September 30, 2012.  There were no amounts outstanding under the Facility, the Existing Credit Agreement, or the replaced five-year revolving credit agreement at any time during the nine months ended September 30, 2012.

Bridge Credit Agreement
On September 24, 2012, we entered into a 364-day bridge credit agreement (the “Bridge Credit Agreement”) with a group of thirteen lenders. Under the Bridge Credit Agreement, we may borrow on an unsecured basis an aggregate principal amount of up to $2.0 billion, to the extent that we have not received $2.0 billion in net cash proceeds from issuing senior notes or from certain other transactions on or prior to consummation of the proposed acquisition of Coventry. Any proceeds of the Bridge Credit Agreement are required to be used to fund the proposed acquisition of Coventry and to pay fees and expenses in connection with that acquisition. The lenders' undrawn commitments under the Bridge Credit Agreement will be automatically and permanently reduced in an amount equal to, and we also be required to make prepayments of any outstanding loans under the Bridge Credit Agreement with, the (i) net cash proceeds from the issuance of debt or Aetna or any of its subsidiaries, (ii) net cash proceeds from the issuance of equity of Aetna and (iii) net cash proceeds in excess of $300 million received by Aetna or any of its subsidiaries from non-ordinary course asset sales, in each case subject to certain exceptions. Any borrowings under the Bridge Credit Agreement mature 364 days after the Coventry acquisition has closed. The Bridge Credit Agreement contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 0.5 to 1.0.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Bridge Credit Agreement).  We met this requirement at September 30, 2012. There were no amounts outstanding under the Bridge Credit Agreement at any time during the nine months ended September 30, 2012.

Amounts outstanding under the Bridge Credit Agreement will bear interest, at our option, either (a) at the London Interbank Offered Rate (“LIBOR”); or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt.  The minimum and maximum LIBOR margins are 1.00% and 1.75% per annum, respectively, and the minimum and maximum base rate margins are 0% and 0.75% per annum, respectively, provided, however, that the applicable margins will increase by 0.25% per annum on the 90th day following the closing date of the proposed acquisition of Coventry (the “Closing Date”) and by an additional 0.25% per annum each 90th day thereafter while loans remain outstanding under the Bridge Credit Agreement.  We will also pay to each lender on each of the following dates a duration fee equal to the following applicable percentages of the aggregate principal amount of such lender's bridge loans outstanding on such date: (i) 90 days after the Closing Date, 0.50%; (ii) 180 days after the Closing Date, 1.00%; and (iii) 270 days after the Closing Date, 1.50%. We will also pay the lenders certain other fees.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At September 30, 2012 and December 31, 2011, we had approximately $70.0 million and $426 million, respectively, of commercial paper outstanding with a weighted average interest rate of .25% and .38%, respectively. The maximum amount of commercial paper borrowings outstanding during the nine months ended September 30, 2012 was $721 million. We expect to issue approximately $500 million of commercial paper in connection with the proposed acquisition of Coventry.

In the third quarter of 2012, we repurchased approximately $91.5 million of our outstanding senior notes and recorded a loss on that extinguishment of long-term debt of $23.0 million ($35.4 million pretax) during the third quarter of 2012.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of shareholders’ equity plus total debt) was approximately 30% at September 30, 2012.  At the completion of the proposed acquisition of Coventry, we project our debt to capital ratio will be approximately 40% as we expect to issue approximately $2.5 billion of long-term debt and commercial paper to partially finance the acquisition. Following the announcement of the proposed acquisition of Coventry in August 2012, each of A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for possible downgrade. S&P has affirmed certain of our ratings and revised its outlook to stable from positive. We project that our debt to capital ratio will decrease to approximately 35% over two years following the acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $69 million and $192 million for the three and nine months ended September 30, 2012, respectively, and $60 million and $187 million for the three and nine months ended September 30, 2011, respectively.

Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 20 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 2, 2012, we granted approximately .5 million performance stock units, 1.1 million market stock units and 1.1 million restricted stock units to certain employees.  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements on page 22 for additional information.

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

REGULATORY ENVIRONMENT
Except as set forth below, there were no material changes in the regulation of our business since December 31, 2011.  Refer to the “Regulatory Environment” section in our 2011 Annual Report for information on the regulation of our business.

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

On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the “Notice”). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. Under that methodology, the RADV audit premium refund calculation will include an adjustment for the differences in documentation standards between the RADV audits and the risk adjustment model; however, the Notice provides limited information about that adjustment. In addition, CMS will project the error rate identified in the audit sample to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not make an adjustment for differences in documentation standards or project sample error rates to the entire contract. During 2012, CMS is expected to select Medicare Advantage contracts for contract year 2011 for audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the financial impact of the documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

ICD-10
CMS has delayed the implementation of an updated and expanded set of standardized diagnosis and procedure codes used for describing health conditions, known as ICD-10, until October, 2014.

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

We are subject to funding and other risks with respect to revenue received from our participation in Medicaid and Medicare programs. We are also subject to retroactive adjustments to certain premiums, including as a result of CMS risk adjustment data validation (“RADV”) audits.
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
Under the Budget Control Act of 2011, significant, automatic across-the-board budget cuts (known as sequestration) to several Federal government programs, including Medicare spending cuts averaging 2% of total program costs for nine years, are scheduled to start in 2013. These reductions could adversely affect us, our customers and our providers, although they could still be avoided through Congressional action before 2013. We cannot predict the impact that sequestration, if it occurs, will have on our business operations or financial results, but the effects could be materially adverse.
On February 24, 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the "Notice"). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. The Notice also provides limited information about an adjustment that will be included in the calculation of RADV premium refunds to account for differences in certain documentation standards. During 2012, CMS is expected to select Medicare Advantage contracts for contract year 2011 for audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the financial impact of that documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows. For more information see "Regulatory Environment - Medicare" beginning on page 47.

Our business success and profitability depend in part on continuing to develop and implement improvements in technology, including ICD-10.
CMS has delayed the implementation of ICD-10 until October, 2014. Implementing ICD-10 has required and will continue to require a substantial investment of resources by us and the health and related benefits industry in general over the next several years, including significant information technology investments, changes in business processes and documentation and extensive employee education and training. If we and/or the health and related benefits industry fail to adequately implement ICD-10 or if the implementation date of ICD-10 is postponed significantly beyond October 2014, we may suffer a significant loss in the resources invested and in productivity, and/or fluctuations in our cash flows.

After completion of the merger with Coventry, Aetna may fail to realize the anticipated benefits and cost savings of the merger.
The success of the merger with Coventry will depend, in part, on Aetna's ability to realize the anticipated benefits and cost savings from combining the businesses of Aetna and Coventry. The ability of Aetna to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Aetna's ability to successfully combine the businesses of Aetna and Coventry, including with respect to systems and technology integration;

•	whether the combined businesses will perform as expected;

•	the reduction of Aetna's cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition; and

•	the assumption of known and unknown liabilities of Coventry.

If Aetna is not able to successfully combine the businesses of Aetna and Coventry within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the merger may not be realized fully or at all or may take longer to realize than expected and the combined businesses may not perform as expected.

Aetna and Coventry have operated and, until completion of the merger, will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Aetna or Coventry employees, the disruption of either or both company's ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Coventry and Aetna in order to realize the anticipated benefits of the merger so the combined business performs as expected include, among other things:

•	combining the companies' sales, claims and call operations, network administration and corporate functions;

•	integrating the companies' technologies, products and services;

•	identifying and eliminating redundant and underperforming operations and assets;

•	harmonizing the companies' operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies' corporate, administrative and information technology infrastructure;

•	coordinating sales, distribution and marketing efforts;

•	managing the movement of certain positions to different locations;

•	maintaining existing agreements with customers, providers and vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;

•	coordinating geographically dispersed organizations; and

•	consolidating offices of Coventry and Aetna that are currently in or near the same location.

In addition, at times the attention of certain members of either or both company's management and resources may be focused on completion of the merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company's ongoing business and the business of the combined company.

Aetna and Coventry may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger with Coventry.
Uncertainty about the effect of the merger on Aetna and Coventry employees may impair Aetna's and Coventry's ability to attract, retain and motivate key personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees of Aetna and Coventry may experience uncertainty about their future roles with the combined business. Additionally, Coventry's officers and employees may hold shares of Coventry common stock, in-the-money options to purchase shares of Coventry common stock, restricted shares of Coventry common stock and/or cashed-out units and, if the merger is completed, may therefore be entitled to the merger consideration in respect of such shares of Coventry common stock and restricted shares and cash in respect of such cashed-out units and in-the-money options, the receipt of which could lead certain officers and employees to no longer pursue employment with the combined business. Additionally, pursuant to change-in-control provisions in their employment agreements with Coventry, certain key employees of Coventry are entitled to receive severance payments upon a constructive termination of employment following completion of the merger. A key Coventry employee potentially could terminate his or her employment following specified circumstances set forth in his or her employment agreement, including certain changes in such key employee's duties, position, compensation and benefits or primary office location. Severance payments could lead those key employees to terminate employment with the combined business if there is a basis for them to claim, in accordance with their employment agreements, that their employment was constructively terminated. Furthermore, if key employees of Aetna or Coventry depart, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, Aetna may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, and Aetna's ability to realize the anticipated benefits of the merger may be adversely affected.

In order to complete the merger, Aetna and Coventry must obtain certain governmental authorizations, and if such authorizations are not granted or are granted with conditions that become applicable to the parties, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced.
Completion of the merger is conditioned upon the expiration or early termination of the waiting period relating to the merger under the HSR Act and certain other applicable laws or regulations and the required governmental authorizations having been obtained and being in full force and effect. Although Aetna and Coventry have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. As a condition to authorization of the merger or related transactions, these governmental authorities may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of Aetna's business after completion of the merger. Under the terms of the Merger Agreement, Aetna is not required, and Coventry is not permitted without the consent of Aetna, to take any actions or agree to any terms or conditions in connection with (i) the expiration or early termination of the waiting period relating to the merger under the HSR Act, (ii) any other antitrust law or (iii) the required governmental authorizations, in each case if such action, term or condition would have, or would reasonably be expected to have, individually or in the aggregate, a regulatory material adverse effect on Aetna or Coventry. However, notwithstanding the provisions of the Merger Agreement, either Aetna or Coventry could become subject to terms or conditions in connection with such waiting periods, laws or other authorizations (whether because such term or condition does not rise to the specified level of materiality or Aetna otherwise consents to its imposition) the imposition of which could adversely affect Aetna's ability to integrate Coventry's operations with Aetna's operations, reduce the anticipated benefits of the merger or otherwise adversely affect Aetna's business and results of operations after completion of the merger.

Aetna's and Coventry's business relationships may be subject to disruption due to uncertainty associated with the merger.
Parties with which Aetna or Coventry does business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with Aetna, Coventry or the combined business. Aetna's and Coventry's business relationships may be subject to disruption as customers, providers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Aetna, Coventry or the combined business. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including an adverse effect on Aetna's ability to realize the anticipated benefits of the merger. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in completion of the merger or termination of the Merger Agreement.

Failure to complete the merger with Coventry could negatively impact the future business and financial results of Aetna.
If the merger with Coventry is not completed for any reason, including as a result of Coventry stockholders failing to adopt the Merger Agreement, the ongoing business of Aetna may be adversely affected and, without realizing any of the benefits of having completed the merger, Aetna would be subject to a number of risks, including the following:

•	Aetna may experience negative reactions from the financial markets, including negative impacts on Aetna's stock and bond prices, and from its customers, providers, vendors, regulators and employees;

•	Aetna may be required to pay Coventry a termination fee of $450.0 million if the merger is terminated under certain circumstances;

•	Aetna will be required to pay certain costs relating to the merger, whether or not the merger is completed; and

•
matters relating to the merger (including integration planning) will require substantial commitments of time and resources by Aetna management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Aetna.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may adversely affect Aetna's business, financial condition and financial results.

In addition, Aetna could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against Aetna to perform their respective obligations under the Merger Agreement. If the merger is not completed, these risks may materialize and may adversely affect Aetna's business, financial condition and financial results.

Lawsuits have been filed and other lawsuits may be filed against Coventry and Aetna challenging the merger. An adverse ruling in any such lawsuit may prevent the merger from being completed.
On August 23, 2012, a putative stockholder class action lawsuit captioned Coyne v. Wise et al., C.A. No. 367380, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry board of directors, Coventry, Aetna and Jaguar Merger Subsidiary, Inc. (“Merger Sub”). On August 27, 2012, a second stockholder class action lawsuit captioned O'Brien v. Coventry Health Care, Inc. et al., C.A. 367577, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry board of directors, Coventry, Aetna and Merger Sub. On September 5, 2012, a third putative stockholder class action lawsuit captioned Preze v. Coventry Health Care, Inc. et al., C.A. 367942, was filed in the Circuit Court for Montgomery County, Maryland, against the Coventry board of directors, Coventry, Aetna and Merger Sub. An amended complaint was filed on October 1, 2012, and served on October 19, 2012, in the Preze v. Coventry Health Care, Inc. action. The complaints in all three lawsuits generally allege, among other things, that the individual defendants breached their fiduciary duties owed to Coventry's public stockholders in connection with the merger because the merger consideration and certain other terms in the Merger Agreement are unfair. The complaints further allege that Aetna and Merger Sub aided and abetted these alleged breaches of fiduciary duty. In addition, the complaints generally allege that the proposed merger improperly favors Aetna and that certain provisions of the Merger Agreement unduly restrict Coventry's ability to negotiate with other potential bidders. The amended complaint in the Preze action also generally alleges that Aetna's Registration Statement on Form S-4 filed on September 21, 2012, contained various deficiencies. Among other remedies, the complaints generally seek injunctive relief prohibiting the defendants from completing the proposed merger or, in the event that an injunction is not awarded, unspecified money damages, costs and attorneys' fees.

On August 31, 2012, a putative stockholder class action lawsuit captioned Brennan v. Coventry Health Care, Inc. et al., C.A. No. 7826-CS, was filed in the Court of Chancery of the State of Delaware against the Coventry board of directors, Coventry, Aetna and Merger Sub. On September 14, 2012, a second putative stockholder class action lawsuit captioned Nashelsky v. Coventry Health Care, Inc. et al., C.A. No. 7868-CS, was filed in the Court of Chancery of the State of Delaware against the Coventry board of directors, Coventry, Aetna and Merger Sub. On September 27, 2012, and September 28, 2012, putative stockholder class action lawsuits captioned Employees' Retirement System of the Government of the Virgin Islands v. Coventry Health Care, Inc. et al., C.A. No. 7905-CS, and Farina v. Coventry Health Care, Inc. et al., C.A. No. 7909-CS, were filed in the Court of Chancery of the State of Delaware against the Coventry board of directors, Coventry, Aetna and Merger Sub. An amended complaint was filed on October 1, 2012, in the Brennan v. Coventry Health Care, Inc. action. The complaints generally allege that, among other things, the individual defendants breached their fiduciary duties owed to the public stockholders of Coventry in connection with the merger because the merger consideration and certain other terms in the Merger Agreement are unfair. The complaints further allege that Aetna and Merger Sub aided and abetted these alleged breaches of fiduciary duty. In addition, the complaints generally allege that certain provisions of the Merger Agreement unduly restrict Coventry's ability to negotiate with other potential bidders and that the Merger Agreement lacks adequate safeguards on behalf of Coventry's stockholders against the decline in the value of the stock component of the merger consideration. The complaints in the Employees' Retirement System of the Government of the Virgin Islands, and Farina actions and the amended complaint in the Brennan action also generally allege that Aetna's Registration Statement on Form S-4 filed on September 21, 2012, contained various deficiencies. Among other remedies, the complaints generally seek injunctive relief prohibiting the defendants from completing the proposed merger, rescissionary and other types of damages and costs and attorneys' fees.

On October 4, 2012, the Court of Chancery of the State of Delaware entered an order consolidating the four Delaware actions under the caption In re Coventry Health Care, Inc. Shareholder Litigation, Consolidated C.A. No. 7905-CS, appointing the Employees' Retirement System of the Government of the Virgin Islands, the General Retirement System of the City of Detroit, and the Police and Fire Retirement System of the City of Detroit as Co- Lead Plaintiffs. On October 5, 2012, plaintiffs in the consolidated Delaware action filed a motion for expedited proceedings, and on October 10, 2012, plaintiffs in the consolidated Delaware action filed a motion to preliminarily enjoin the defendants from taking any action to consummate the merger. The parties have since reached agreement on the schedule for those proceedings, which was entered by order of the Court on October 12, 2012. Pursuant to that scheduling order, a hearing on plaintiffs' preliminary injunction motion has been scheduled for November 20, 2012.

One of the conditions to completion of the merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the merger, then such order may prevent the merger from being completed, or from being completed within the expected timeframe.

The indebtedness of Aetna following completion of the merger with Coventry will be substantially greater than Aetna's indebtedness on a stand-alone basis and greater than the combined indebtedness of Aetna and Coventry existing prior to the transaction. This increased level of indebtedness could adversely affect Aetna, including by decreasing Aetna's business flexibility, and will increase its borrowing costs. Downgrades in Aetna’s ratings could adversely affect Aetna’s business, cash flows, financial condition and operating results.
Upon completion of the merger, Aetna expects to have incurred acquisition-related debt financing of approximately $2.5 billion. Aetna's substantially increased indebtedness and higher debt-to-equity ratio following completion of the merger in comparison to that of Aetna on a recent historical basis will have the effect, among other things, of reducing Aetna's flexibility to respond to changing business and economic conditions and will increase Aetna's borrowing costs. In addition, the amount of cash required to service Aetna's increased indebtedness levels and thus the demands on Aetna's cash resources may be greater than the amount of cash flows required to service the indebtedness of Aetna or Coventry individually prior to the transaction. The increased levels of indebtedness could also reduce funds available for Aetna's investments in product development as well as capital expenditures, share repurchases and other activities and may create competitive disadvantages for Aetna relative to other companies with lower debt levels.

In addition, our credit ratings impact the cost and availability of future borrowings, and accordingly our cost of capital. Aetna's ratings reflect each rating organization's opinion of Aetna's financial strength, operating performance and ability to meet Aetna's debt obligations or obligations to Aetna's insureds.

Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Following the announcement of the proposed acquisition of Coventry, each of A.M. Best, Fitch and Moody's placed certain of our debt, financial strength and other credit ratings under review for possible downgrade. S&P has affirmed certain of our ratings and revised its outlook to stable from positive. Downgrades in our ratings could adversely affect our business, cash flows, financial condition and operating results.

Aetna will incur significant transaction and merger-related costs in connection with the merger with Coventry.
Aetna expects to incur a number of non-recurring costs associated with the merger with Coventry and combining the operations of the two companies. The substantial majority of non-recurring expenses resulting from the merger will be comprised of transaction costs related to the merger. Aetna also will incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. Aetna continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the merger and the integration of the two companies' businesses. Although Aetna expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Aetna to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Risks relating to Coventry.
Following completion of the merger, Aetna will be subject to the risks described in (i) Part I, Item 1A in Coventry's Annual Report on Form 10-K for the year ended December 31, 2011 and filed with the SEC on February 28, 2012, (ii) Part II, Item 1A in Coventry's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, and filed with the SEC on August 6, 2012, and (iii) Part II, Item 1A in Coventry's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, and filed with the SEC on May 8, 2012, in each case, incorporated by reference into this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in exposures to market risk since December 31, 2011.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 43 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2012 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 13 of Condensed Notes to Consolidated Financial Statements, beginning on page 23 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 48 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2012, we did not repurchase any shares of common stock as part of a publicly-announced program as there where restrictions on our ability to repurchase shares as a result of the proposed acquisition of Coventry. Through the date of the Coventry stockholder vote on the proposed transaction, we will be effectively precluded from repurchasing our shares; and following the date of the Coventry stockholder vote, we will be permitted to repurchase shares subject to our evaluation of market conditions, capital allocation considerations, legal constraints and other relevant factors.

Our Board authorized three separate share repurchase programs on September 23, 2011, February 24, 2012 and July 27, 2012. Each repurchase program authorized us to repurchase up to $750 million of our common stock.   At September 30, 2012, we had remaining authorization to repurchase an aggregate of up to approximately $1 billion of common stock under the February 24, 2012 and July 27, 2012 programs.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1
Agreement and Plan of Merger dated as of August 19, 2012 among Aetna Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc., incorporated by reference to Exhibit 2.1 to Aetna Inc.'s Form 8-K filed on August 22, 2012.

2.2
Commitment Letter among Aetna Inc., Goldman Sachs Bank USA, UBS Securities LLC and UBS Loan Finance LLC, dated August 19, 2012, incorporated by reference to Exhibit 2.2 to Aetna Inc.'s Form 8-K filed on August 22, 2012.

2.3
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 17, 2012 among Aetna Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc. incorporated by reference to Exhibit 2.2 to Amendment No. 1 to Aetna's Registration Statement on Form S-4 filed on October 17, 2012 (Registration No. 333-184041).

10	Material Contracts

10.1
First Amendment dated as of September 24, 2012, to the $1,500,000 Five Year Credit Agreement dated as of March 27, 2012, incorporated by reference to Exhibit 99.2 to Aetna Inc.'s Form 8-K filed on September 27, 2012.

10.2	Incremental Commitment Agreement dated as of September 24, 2012, incorporated by reference to Exhibit 99.3 to Aetna Inc.'s Form 8-K filed on September 27, 2012.

10.3	$2,000,000,000 Bridge Credit Agreement dated as of September 24, 2012, incorporated by reference to Exhibit 99.4 to Aetna Inc.'s Form 8-K filed on September 27, 2012.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 8 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 25, 2012 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

99	Other Exhibits

99.1	Risk Factors of Coventry Health Care, Inc.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	October 25, 2012	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 25, 2012 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

99	Other Exhibits

99.1	Risk Factors of Coventry Health Care, Inc.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic