Form 10-K
period 2012-12-31
AETNA INC /PA/
filed 2013-02-19
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) was $12.6 billion.
There were 328.0 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at January 31, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
The 2012 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein. The definitive proxy statement related to Aetna Inc.'s 2013 Annual Meeting of Shareholders, to be filed on or about April 5, 2013 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2012

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I

Item 1. Business

We are one of the nation's leading diversified health care benefits companies, serving approximately 37.3 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services and health information technology services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers, governmental units, government-sponsored plans, labor groups and expatriates.

Our mission is to make quality health care more affordable and more accessible, and our strategy is to be the global leader in empowering people to live healthier lives. Our operational, financial and strategically important accomplishments during 2012 included:

•
Signing a definitive agreement to acquire Coventry Health Care, Inc. (“Coventry”), a strategic acquisition that we believe will enhance all elements of our growth strategy. We project that the proposed Coventry acquisition will:

•	Add medical membership which will enhance our diversified portfolio.

•	Increase our presence in government programs, which is an important element of our growth strategy.

•	Improve our positioning and reach in health insurance exchange-based businesses.
In 2012, we made significant progress towards closing the proposed Coventry acquisition, and we currently expect to complete the transaction in mid-2013.

•
Making strong progress in growing our Accountable Care Solutions (“ACS”) business. We continue to execute on our strategy of transforming the network model and in turn making health care more accessible and affordable. Using our combination of population health management technologies and medical management capabilities, our goal is to continue to be a leader in enabling health care providers to change their business models from episodic acute care to patient population management, which allows them to convert from volume-based reimbursement to value-based reimbursement. In 2012, we signed 9 new accountable care organization (“ACO”) collaborative agreements. At January 31, 2013, we had a total of 17 ACO agreements.

•
Effectively deploying excess capital to deliver value for shareholders, as we repurchased 32.3 million shares, raised our quarterly shareholder dividend by 14 percent, and repurchased $200 million of our outstanding long-term debt.

•
Signing a Medicare Advantage contract with Teacher Retirement System of Texas (“TRS”), which became effective January 1, 2013. We project that this conversion will produce over $1 billion of additional revenue in 2013.

We believe that these accomplishments strategically position us for future success with the goal of participating in the shaping of more effective health care systems.

The health care and related benefits industry continues to experience significant change. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) has changed and will continue to make broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and we expect will continue to significantly impact our business operations and financial results, including our pricing and medical benefit ratios.  Health Care Reform presents us with new business opportunities, but also with new financial and regulatory challenges. Key components of the legislation will continue to be phased in over the next several years, with the most significant changes during that time due to occur in 2014, including health insurance exchanges (also known as health insurance marketplaces) (“Insurance Exchanges”), Medicare minimum medical loss ratios (“MLRs”), the individual coverage mandate, guaranteed issue, rating limits in the individual and small group markets, and new industry-wide fees, assessments and taxes.  It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results. For additional information on federal and state health care reform, refer to “Overview” and “Regulatory Environment” and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with health care reform, see “Forward-Looking Information/Risk Factors,” each sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), beginning on pages 2, 28 and 47 of the Annual Report, respectively, which are incorporated herein by reference.

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

We continue to invest in our company through the development of new products, strategic acquisitions and new business alliances. We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customer markets and have done so through organic growth, acquisitions, such as the proposed acquisition of Coventry, and new business alliances.

Over the last five years, this focus has led to the introduction of new products, such as CarePass®, which provides consumers with important tools which help to make healthcare more convenient, connect them to providers, and help them navigate the evolving health care system; Aetna One®, our suite of integrated products such as disease management and prevention, wellness and health promotion, and health, disability and absence assessments, designed to help improve member health and productivity and lower medical and other benefit cost trend over time; our Personal Health Record, which provides members with online access to personal information to help them make better informed decisions about their health care; Aetna Health ConnectionsSM, our integrated disease management program and Aetna Vision PreferredSM, which provides members with access to one of the largest vision networks in the U.S. We also continue to develop and enhance our existing products, such as our AexcelSM physician networks, which are comprised of specialist providers who have demonstrated effectiveness in the delivery of care based on measures of clinical performance and efficiency. We are also continuing to expand our initiative to improve the transparency of our products and pricing by utilizing our Aetna Navigator® online tool to give our members access to physician-specific cost, clinical quality and efficiency information.

Proposed Acquisition of Coventry
On August 19, 2012, we entered into a definitive agreement (as amended, and as may be further amended, the “Merger Agreement”) to acquire Coventry in a transaction valued at approximately $7.3 billion, based on the closing price of Aetna common shares on August 17, 2012, including the assumption of Coventry debt. Coventry is a diversified managed health care company that offers a full portfolio of risk and fee-based products, including Medicare Advantage and Medicare Part D programs, Medicaid managed care plans, group and individual health insurance, coverage for specialty services such as workers' compensation, and network rental services. Under the terms of the Merger Agreement, Coventry stockholders will receive $27.30 in cash and 0.3885 Aetna common shares for each Coventry share. In November 2012, we issued $2.0 billion of long-term debt to fund a portion of the cash purchase price, and Coventry's stockholders approved the transaction. We expect to finance the remainder of the cash portion of the purchase price of the proposed acquisition of Coventry through a combination of cash on hand and by issuing approximately $500 million of commercial paper.

We continue to work with the U.S. Department of Justice to obtain clearance for the proposed acquisition, and as of January 31, 2013, we had obtained 18 out of 21 requisite state regulatory approvals to close the transaction. The proposed acquisition is currently projected to close in mid-2013 and remains subject to customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) waiting period and approvals of state departments of insurance and other regulators, and therefore has not been reflected in this Annual Report on Form 10-K, including any projections for future periods, unless expressly stated otherwise.

Other Transactions
In connection with the proposed Coventry acquisition, in January 2013, we entered into a definitive agreement to sell our Missouri Medicaid business to WellCare Health Plans, Inc.

During 2011, we completed four acquisitions that added capabilities and membership, and further advanced our strategies. These acquisitions are further described below in the discussion of our Health Care products and services.

Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue. Refer to the MD&A and Note 19 of Notes to Consolidated Financial Statements beginning on pages 2 and 128, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue, profit and total asset information for each of our business segments and revenue and asset information about geographic areas. The following is a description of each of our business segments.

Health Care
Products and Services
Health Care products consist of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an insured basis and an employer-funded, or administrative, basis and emerging businesses products and services, such as ACS, that complement and enhance our medical products. Medical products include point of service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account. We also offer Medicare and Medicaid products and services, as well as other medical products, such as medical management and data analytics services, medical stop loss insurance and products that provide access to our provider networks in select markets. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Our principal products and services are targeted specifically to large multi-site national, mid-sized and small employers. We also serve individual insureds, expatriates and, in certain markets, Medicare and Medicaid beneficiaries and health care providers (“providers”). Medicare and Medicaid products and services are categorized separately from the Health Care products and services we sell to employers, other groups, individuals and providers, which we refer to as Commercial.

The primary Commercial products we offer are POS, PPO, HMO, HSA and Indemnity plans. We also offer other Commercial products and services including:

Emerging businesses
Our emerging businesses include a variety of health information technology (“HIT”) products and services, including our ACS, Active Health and Medicity Inc. (“Medicity”) businesses.

Accountable Care Solutions
Our provider solutions focus on getting timely information to the provider to improve care for patients and build healthier communities. These solutions also focus on growing membership in our medical products through provider collaborations that are designed to lower costs. Our ACS business offers a suite of solutions designed to facilitate delivery system reform and help reduce the cost of care by enabling population health management for providers. Our ACS solutions facilitate providers changing their business model from episodic acute care to patient population management which allows them to convert from volume-based reimbursement to value-based reimbursement. Our ACS business deploys Aetna's Medicity, Active Health and other capabilities to collaborate with providers in new ways to improve the quality and efficiency of care for all patients, whether they are Aetna members or members of other payors. Our ACS business creates mutually beneficial relationships with providers through a variety of methods, including alignment of financial incentives based on cost and quality, implementation of innovative HIT and deploying leading care management programs. In addition, at January 31, 2013, we had signed 17 ACO agreements and had collaborations under contract with Carilion Clinic, Heartland Health, Banner Health Network, Inova Health System, Memorial Hermann, among others.

ActiveHealth Management
Through the use of our patented CareEngine® system, our ActiveHealth Management business provides evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others. ActiveHealth Management also is a key component of our ACS solution.

Medicity
Medicity is a health information exchange company and a key component of our ACS solutions. Medicity offers a set of convenient, easy-to-access technology solutions for physicians, hospitals and other health care providers. These capabilities allow us to further the adoption of electronic health records and contribute to initiatives that foster administrative simplicity in health care, a key issue for consumers, patients and providers. Medicity offers us clinical data integration and secure data exchange capabilities. We acquired Medicity in 2011.

Personal Health Record
Our Personal Health Record provides members with online access to personal information, including individual personalized messages and alerts, detailed health history based on available claims data and voluntarily submitted information, and integrated information and resources to help members make informed decisions about their health care.

Behavioral Health
Our behavioral health and employee assistance products provide members who experience stress, depression and other types of mental health related illness with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs. We can provide customized behavioral health solutions to members in all 50 states.

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

Dental
We offer managed dental plans on an Insured and ASC basis. We are one of the nation's largest providers of dental coverage, based on membership at December 31, 2012.

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

Other Commercial Products and Services
We offer a variety of other health care coverage products either as supplements to health products or as stand-alone products, such as indemnity programs, which may be offered on an Insured or an ASC basis. We also offer, directly or in cooperation with third parties, our Aetna Health ConnectionsSM disease management program which addresses over 35 chronic conditions, including heart failure, asthma and cancer.

In addition to Medicity, which is described on page 4, the acquisitions we completed in 2011 enhance the products and services we offer in the following manner:

Prodigy, and its flexible, highly customizable offerings enhanced our ASC business. Prodigy provides us with the capability to address affordability and quality for middle-sized and small businesses and customers who are primarily price-focused by offering third-party administrator (“TPA”) services for self-funded health care plans. Prodigy's established TPA services business extended our existing capabilities with an alternative product offering attractive to certain self-funded customers seeking a low fixed cost solution with additional service flexibility. It also complements our ACS initiatives and enables a number of positive synergies, including using our provider networks and pharmacy benefit management services to enhance our ability to grow membership and develop customized networks in accountable care models.

Genworth's Medicare Supplement business and related blocks of in-force business substantially enhanced our presence, competitiveness, distribution and administrative capabilities as a provider of Medicare Supplement insurance.  The acquisition significantly expanded our Medicare Supplement business at a time when the Medicare population is anticipated to increase as “Baby Boomers” reach age 65.

Payflex strengthened our existing HSA administration offerings in our Commercial products by providing us with a next-generation platform for administering consumer directed fund accounts. This acquisition enhanced our ability to provide members with flexible, customized, easy-to-use tools and solutions to better manage their health care expenses, which we believe are important given the increased focus on consumerism and the increasing amount of health care expenses paid by members.

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

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services. We offered network-based HMO and/or PPO plans in 393 counties in 34 states and Washington, D.C. in 2012; and we are expanding to 441 counties in 34 states and Washington, D.C. in 2013.  As a result of changes in requirements that became effective in 2011, we ceased offering our remaining Medicare private fee-for-service (“PFFS”) products in 2011.

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

Medicare Supplement
For certain Medicare eligible members, we offer supplemental coverage for certain health care costs not covered by Medicare. The products included in our Medicare Supplement portfolio help to cover some of the gaps in Medicare, and include coverage for Medicare deductibles and coinsurance amounts.

We offered a wide selection of Medicare Supplement products in 44 states in 2012, through our existing products, including our products from our 2011 acquisition of Genworth's Medicare Supplement business and related blocks of in-force business.

Medicaid and SCHIP
We offer health care management services to individuals eligible for Medicaid and SCHIP under multi-year contracts which are subject to annual appropriations. We offered these services on an Insured or ASC basis in 11 states and targeted medical management services in one state in 2012.

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

At December 31, 2012, we had an extensive nationwide provider network with over 970,700 participating health care providers, including over 583,000 primary care and specialist physicians and over 5,400 hospitals.

Accountable Care Solutions
We collaborate with hospitals and other providers through our ACS business. ACS arrangements focus on high value narrow network solutions to provide high-quality, low-cost options in local geographies. We are able to help enhance our relationships with hospitals and other providers through a variety of methods, including a re-alignment of financial incentives for providing high quality care, total cost management initiatives and symmetrical risk sharing.

Primary Care Physicians
We compensate primary care physicians (“PCPs”) participating in our networks on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas and representing approximately five percent of health care costs in each of the last three years. In a fee-for-service arrangement, physicians are paid for health care services provided to the member based upon a set fee for the services provided. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the volume of health care services provided to the member. In some cases, PCPs who are paid on a fee-for-service or capitated basis also receive additional incentive fees if certain performance metrics are attained.

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

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna, has received nationwide NCQA PPO Health Plan accreditation, through December 20, 2013. At December 31, 2012, all of our Commercial HMO and PPO members who were eligible to participated in HMOs or PPOs that received accreditation by the NCQA.

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

Our provider selection and credentialing/recredentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal, requirements. In addition, we are certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options through January 29, 2015. Our URAC CVO accreditation is valid through October 1, 2015.

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

Principal Markets and Sales
Our medical membership is dispersed throughout the U.S., and we serve a limited but growing number of members in certain countries outside the U.S. Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 128 of the Annual Report, which is incorporated herein by reference, for additional information on our foreign customers. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by U.S. and other geographic region and funding arrangement at December 31, 2012, 2011 and 2010:

	2012			2011			2010
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	1,787	2,662	4,449	1,847	2,628	4,475	1,839	2,709	4,548
Southeast	1,150	2,803	3,953	1,119	2,854	3,973	1,125	2,902	4,027
Mid-America	1,364	4,083	5,447	1,322	4,230	5,552	1,306	4,522	5,828
West	1,142	2,154	3,296	1,190	2,263	3,453	1,286	2,356	3,642
Other	315	782	1,097	277	729	1,006	285	138	423
Total medical membership	5,758	12,484	18,242	5,755	12,704	18,459	5,841	12,627	18,468

Additional information on Health Care's membership is included in the “Membership” section of the MD&A, on page 11 of the Annual Report, which is incorporated herein by reference.

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

Pricing
For Commercial Insured plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period and typically have a duration of one year. Fees under our ASC plans are generally fixed for a period of one year.

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

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. We typically cannot recover unanticipated increases in health care costs in the current policy period; however, we may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods. Where required by state laws, premium rates are filed and approved by state regulators prior to contract inception. Our future results could be adversely affected if the premium rates we request are not approved or are adjusted downward or their approval is delayed by state or federal regulators.

Under retrospective rating, we determine a premium rate at the beginning of the policy period. After the policy period has ended, the actual claim and cost experience is reviewed. If the actual claim costs and other expenses are less than expected, we may issue a refund to the plan sponsor based on this favorable experience. If the experience is unfavorable, in certain instances we may recover the resulting deficit through contractual provisions or consider the deficit in setting future premium levels. However, we may not recover the deficit if a plan sponsor elects to terminate coverage. Retrospective rating may be used for Commercial Insured plans that cover more than approximately 300 lives.

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

Beginning in 2012, Health Care Reform ties a portion of each Medicare Advantage plan's reimbursement to the plan's “star rating.” Beginning in 2012, those plans that received a rating of 3 or more stars were eligible for quality-based bonus payments. Beginning in 2015, plans must have a star rating of four or higher to qualify for bonus payments. Our average star rating increased from 3.48 in 2012 to 3.53 in 2013, and for 2013 99% of our Medicare Advantage members are in plans rated at least 3.5 stars. CMS will release updated stars ratings in October 2013 that will determine the portion of our Medicare Advantage membership that will reside in plans with ratings of four stars or higher and qualify for bonus payments in 2015. Our Medicare Advantage plans' operating results from 2012 forward are likely to continue to be significantly determined by their star ratings.

Rates for our Medicare Supplement products are regulated at the state level and vary by state.

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

The provider solutions and HIT spaces and provider solutions and HIT products are evolving rapidly. We compete for provider solutions and HIT business with other large health plans and commercial health care benefit insurance companies as well as information technology companies and companies that specialize in provider solutions and HIT. Many of our competitors have a longer operating and research and development history in, and greater financial and other resources devoted to, information technology products.

In addition to competitive pressures affecting our ability to obtain new customers or retain existing customers, our membership has been and may continue to be adversely affected by uncertain economic conditions and reductions in workforce by existing customers due to adverse and uncertain general economic conditions, especially in the U.S. and industries where our membership is concentrated.

Reinsurance
We currently have several reinsurance agreements with nonaffiliated insurers that relate to Health Care insurance policies. We entered into these contracts to reduce the risk of catastrophic losses which in turn reduces our capital and surplus requirements. We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Health Care business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 47 of the Annual Report, which is incorporated herein by reference.

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

Group Insurance products are sold through our sales personnel, as well as through independent brokers, agents and consultants who assist in the production and servicing of business. For large plan sponsors, independent consultants and brokers are frequently involved in employer plan selection decisions and sales. We pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us. We support our marketing and sales efforts with an advertising program that may include direct marketing efforts as well as television, radio, billboards, print media and social media, supplemented by market research.

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

Reinsurance
We currently have several reinsurance agreements with nonaffiliated insurers that relate to both life and long-term disability products. Most reinsurance arrangements are established on a case-by-case basis, and a subset of our reinsurance agreements cover closed blocks of business and cancelled cases. We also have reinsurance that provides a limited degree of catastrophic risk protection for certain of our life products. We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Group Insurance business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 47 of the Annual Report, which is incorporated herein by reference.

Large Case Pensions
Principal Products
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. We do not actively market Large Case Pensions products, but continue to accept deposits from existing customers and manage the run-off of our existing business. Contracts provide non-guaranteed, experience-rated and guaranteed investment options through general and separate account products. Large Case Pensions products that use separate accounts provide contract holders with a vehicle for investments under which the contract holders primarily assume the investment risk. Large Case Pensions earns a management fee on these separate accounts.

In 1993, we discontinued our fully-guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements beginning on page 131 in the Annual Report.

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Large Case Pensions business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 47 of the Annual Report, which is incorporated herein by reference.

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

Regulation
For information regarding significant regulation affecting us, refer to “Regulatory Environment” and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with regulation that affects us, see “Forward-Looking Information/Risk Factors”, each sections of the MD&A, beginning on pages 28 and 47, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
We own a number of trademarks and patents that are important to Aetna. Some of the trademarks include Aetna®, as well as the corresponding Aetna design logo, Aetna SM, Aetna Navigator®, DocFind®, Healthagen®, Medicity®, PayFlex®, Prodigy Health Group®, Meritain Health®, Healthy Merits®, Active Health®, iTriage®, CarePass® and CareEngine®. Some of our patents include the CareEngine® patent that expires in 2021, the Inexx architecture patent that expires in 2025, and the Master Patient Index patent that expires in 2028. We consider these patents and trademarks and our other patents, trademarks and trade names important in the operation of our business. However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Employees
We had approximately 35,000 employees at December 31, 2012.

Customer Concentration
The U.S. federal government is a significant customer of both the Health Care segment and the Company. Premiums and fees and other revenue paid by the federal government accounted for approximately 22% of the Health Care segment's revenue and 20% of our consolidated revenue in 2012. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 79% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs. No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2012. Our segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments. Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 128 of the Annual Report, which is incorporated herein by reference, regarding segment information.

Item 1A. Risk Factors

The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 47 of the Annual Report, is incorporated herein by reference.

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

Item 3. Legal Proceedings

The information contained under “Litigation and Regulatory Proceedings” in Note 18 of Notes to Consolidated Financial Statements, which begins on page 125 of the Annual Report, is incorporated herein by reference.

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

Name of Executive Officer	Position*	Age *
Mark T. Bertolini	Chairman, Chief Executive Officer and President	56

Joseph M. Zubretsky	Senior Executive Vice President, National Businesses and Chief Financial Officer and Chief Enterprise Risk Officer	56

William J. Casazza	Senior Vice President and General Counsel	57

Margaret M. McCarthy	Executive Vice President, Operations and Technology	59

Lonny Reisman, M.D.	Senior Vice President and Chief Medical Officer	57

Kristi A. Matus	Executive Vice President, Government Services	45

Frank G. McCauley	Executive Vice President, Commercial Businesses	49

Karen S. Rohan	Executive Vice President, Local and Regional Businesses	50

*As of February 19, 2013

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

Joseph M. Zubretsky became Senior Executive Vice President, National Businesses and Chief Financial Officer in February 2013, having served as Senior Executive Vice President and Chief Financial Officer since November 29, 2010, Executive Vice President and Chief Financial Officer since April 20, 2007, and Executive Vice President, Finance since February 28, 2007. Mr. Zubretsky has also served as the Company's Chief Enterprise Risk Officer since April 27, 2007.

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

Kristi A. Matus became Executive Vice President, Government Services on March 5, 2012. Prior to joining Aetna, Ms. Matus served as Executive Vice President and Chief Financial Officer of United Services Automobile Association (“USAA”), a position she assumed in January 2008.

Frank G. McCauley became Executive Vice President, Commercial Business on March 5, 2012 having previously served as Senior Vice President of Local Employers and Consumers since February 8, 2010 and Senior Vice President of the Consumer Business Segment since September 24, 2007.

Karen S. Rohan became Executive Vice President, Local and Regional Businesses in February 2013, having served as Executive Vice President, Head of Specialty Products since July 23, 2012. Prior to joining Aetna, Ms. Rohan served as President of Magellan Health Services, a position she assumed in August 2009. Prior to that, Ms. Rohan served as President, CIGNA Group Insurance, Dental and Vision, a position she assumed in November 2005.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET. As of January 31, 2013, there were 7,778 record holders of our common stock.

Our Board authorized six separate share repurchase programs on December 3, 2010, May 20, 2011, September 23, 2011, February 24, 2012, July 27, 2012, and February 19, 2013, respectively. Each repurchase program authorized us to repurchase up to $750 million of our common stock. During the three months ended December 31, 2012, we repurchased approximately 11.0 million shares of our common stock at a cost of approximately $493 million under the February 24, 2012 and July 27, 2012 programs. At December 31, 2012, we had remaining authorization to repurchase approximately $504.7 million of common stock under the July 27, 2012 authorization.

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended December 31, 2012:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 - October 31, 2012	—	$—	—	$997.7
November 1, 2012 - November 30, 2012	2.8	42.76	2.8	877.7
December 1, 2012 - December 31, 2012	8.2	45.27	8.2	504.7
Total	11.0	$44.63	11.0	N/A

In February 2011, we announced that our Board increased our cash dividend to shareholders to $.15 per share and moved us to a quarterly dividend payment cycle. On December 2, 2011, our Board increased our quarterly cash dividend to shareholders to $.175 per common share. On November 30, 2012, our Board increased our quarterly dividend to shareholders to $.20 per common share. On February 19, 2013, our Board declared a cash dividend of $.20 per common share that will be paid on April 26, 2013, to shareholders of record at the close of business on April 11, 2013. Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 17 and 123, respectively, of the Annual Report, which are incorporated herein by reference. Information regarding quarterly common stock prices is incorporated herein by reference to the “Quarterly Data (unaudited)” included on page 137 of the Annual Report.

Item 6. Selected Financial Data

The information contained in “Selected Financial Data” on page 76 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the MD&A, beginning on page 2 of the Annual Report, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A, beginning on page 16 of the Annual Report, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and “Quarterly Data (unaudited),” beginning on page 77 of the Annual Report, is incorporated herein by reference.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2012 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting, on page 135 of the Annual Report, is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm, on page 136 of the Annual Report, is incorporated herein by reference.

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

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the Executive Officers of Aetna Inc. is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning our Directors, our Directors' and certain of our executives' compliance with Section 16(a) of the Exchange Act, our Code of Conduct (our written code of ethics) and our audit committee and audit committee financial experts is incorporated herein by reference to the information under the captions “Nominees for Directorships,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Aetna's Code of Conduct” and “Board and Committee Membership; Committee Descriptions” in the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2012 and 2011 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

Financial Statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 77, 82 and 136, respectively, of the Annual Report, are incorporated herein by reference.

Financial statement schedule
The “Condensed Financial Information of Aetna Inc. (Parent Company Only)” is included in this Item 15. Refer to Index to Financial Statement Schedule on page 23.

Exhibits*
Exhibits to this Form 10-K are as follows:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Agreement and Plan of Merger dated as of August 19, 2012 among Aetna Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc., incorporated herein by reference to Exhibit 2.1 to Aetna Inc.'s Form 8-K filed on August 22, 2012.

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of October 17, 2012 among Aetna Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc. incorporated herein by reference to Exhibit 2.2 to Amendment No. 1 to Aetna's Registration Statement on Form S-4 filed on October 17, 2012 (Registration No. 333-184041).

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated as of November 12, 2012 among Aetna Inc., Jaguar Merger Subsidiary, Inc. and Coventry Health Care, Inc. incorporated herein by reference to Exhibit 2.1 Aetna Inc.'s Form 8-K filed on November 13, 2012.

3	Articles of Incorporation and By-Laws
3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on May 2, 2007 (SEC file number 001-16095).

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.1 to Aetna Inc.'s Form 8-K filed on February 28, 2012.

4	Instruments defining the rights of security holders, including indentures
4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

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

4.4
Supplemental Indenture dated as of May 20, 2011 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.'s 4.125% Senior Notes due June 1, 2021, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Form 8-K filed on May 20, 2011.

4.5
Supplemental Indenture dated as of May 4, 2012 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.'s 1.750% Senior Notes due May 15, 2017 and 4.500% Senior Notes due May 15, 2042, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Form 8-K filed on May 4, 2012.

4.6
Supplemental Indenture dated as of November 7, 2012 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating the Aetna Inc.'s 1.500% Senior Notes due November 15, 2017 and 2.750% Senior Notes due November 15, 2022 and 4.125% Senior Notes due November 15, 2042, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Form 8-K filed on November 7, 2012.

10	Material contracts
10.1	$1,500,000,000 Five-Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on March 28, 2012.

10.2
First Amendment dated as of September 24, 2012, to the $1,500,000,000 Five Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.2 to Aetna Inc.'s Form 8-K filed on September 27, 2012.

10.3	Incremental Commitment Agreement dated as of September 24, 2012, incorporated herein by reference to Exhibit 99.3 to Aetna Inc.'s Form 8-K filed on September 27, 2012.

10.4	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-K filed on February 27, 2009. **

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

10.11	Form of Aetna Inc. 2000 Stock Incentive Plan - Market Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.12	Form of Aetna Inc. 2000 Stock Incentive Plan - Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.13
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award (2010, with retirement vesting), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.14
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award (2010, without retirement vesting), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.15	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.11 to Aetna Inc.'s Form 10-K filed February 27, 2009. **

10.16	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 20, 2011, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 8-K filed on May 23, 2011. **

10.17
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

10.21
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, without retirement vesting), incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.22	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement, incorporated herein by reference to Exhibit 10.6 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.23	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.24	Aetna Inc. 2010 Non-Employee Director Compensation Plan, incorporated herein by reference to Annex C to Aetna Inc.'s definitive proxy statement on Schedule 14A filed on April 12, 2010. **

10.25	Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.'s Form 10-K filed on February 27, 2009. **

10.26
Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.27	1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.'s Form 10-K filed on February 29, 2008. **

10.28	Aetna Inc. 2011 Employee Stock Purchase Plan dated as of May 20, 2011, incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Registration Statement on Form S-8 filed on August 3, 2011. **

10.29
Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on November 3, 2010. **

10.30	Letter agreement dated February 6, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.'s Form 10-K filed on February 27, 2007. **

10.31
Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.23 to Aetna Inc.'s Form 10-K filed on February 27, 2009. **

10.32
Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 24, 2008 (SEC file number 001-16095). **

10.33
Amended and Restated Employment Agreement, dated as of December 21, 2004, between ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.34
Employment Agreement Amendment, dated as of May 12, 2005, among Aetna Inc., ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.35
Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, between Aetna Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.36
Descriptions of certain arrangements not embodied in formal documents as described under the headings “2012 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement. **

11	Statement re: computation of per share earnings
11.1	“Computation of per share earnings” is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements on page 92 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders
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
Under the date of February 19, 2013, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012, as contained in the Annual Report on Form 10-K for the year ended December 31, 2012.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 19, 2013

Schedule I - Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2012	2011	2010
Net investment income	$1.5	$.8	$1.5
Other income	—	.2	—
Net realized capital gains	—	.4	3.0
Total revenue	1.5	1.4	4.5
Operating expenses	136.1	157.8	(27.8)
Interest expense	268.8	246.9	254.6
Loss on early extinguishment of long-term debt	84.9	—	—
Total expenses	489.8	404.7	226.8
Loss before income tax benefit and equity in earnings of affiliates, net	(488.3)	(403.3)	(222.3)
Income tax benefit	156.1	140.1	66.6
Equity in earnings of affiliates, net (1)	1,990.1	2,248.9	1,922.5
Net income	$1,657.9	$1,985.7	$1,766.8

(1)	Includes amortization of other acquired intangible assets after-tax of $92.3 million, $78.5 million and $61.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Comprehensive Income

	For the Years Ended December 31,
(Millions)	2012	2011	2010
Net income	$1,657.9	$1,985.7	$1,766.8
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized gains
($3.7, $3.7, and $65.4 pretax)	2.4	2.4	42.5
Less: reclassification of gains to earnings
($5.1, $29.7, and $83.8 pretax)	3.3	19.3	67.7
Total previously impaired debt securities (1)	(.9)	(16.9)	(25.2)
All other securities:
Net unrealized gains
($468.3, $518.8, and $503.8 pretax)	304.4	337.2	327.5
Less: reclassification of gains to earnings
($113.8, $180.3, and $238.3 pretax)	74.4	117.2	188.0
Total all other securities	230.0	220.0	139.5
Foreign currency and derivatives:
Net unrealized gains (losses)
($1.4, $(14.2), and $(82.9) pretax)	.9	(9.2)	(53.9)
Less: reclassification of losses to earnings
($(5.0), $(4.3), and $(1.6) pretax)	(3.3)	(2.8)	(1.3)
Total foreign currency and derivatives	4.2	(6.4)	(52.6)
Pension and other postretirement benefit (“OPEB”) plans:
Unrealized net actuarial losses arising during the period
($(189.8), $(402.6), and $(152.8) pretax)	(123.4)	(261.7)	(99.3)
Amortization of net actuarial losses
($74.7, $63.2, and $167.8 pretax)	48.6	41.1	109.1
Amortization of prior service credit
($(4.1), $(4.1), and $(17.0) pretax)	(2.7)	(2.7)	(11.1)
Total pension and OPEB plans	(77.5)	(223.3)	(1.3)
Other comprehensive income (loss)	155.8	(26.6)	60.4
Comprehensive income	$1,813.7	$1,959.1	$1,827.2

(1)
Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired debt security.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,206.7	$37.6
Investments	175.2	38.7
Other receivables	11.0	—
Dividend receivable from affiliate	—	425.0
Income taxes receivable	64.9	13.9
Deferred income taxes	43.2	49.8
Other current assets	32.3	31.9
Total current assets	2,533.3	596.9
Investment in affiliates (1)	15,489.8	15,354.4
Long-term investments	8.2	—
Deferred income taxes	419.8	482.6
Other long-term assets	47.3	30.0
Total assets	$18,498.4	$16,463.9

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$—	$425.9
Accrued expenses and other current liabilities	426.9	769.5
Total current liabilities	426.9	1,195.4
Long-term debt	6,481.3	3,977.7
Employee benefit liabilities	1,147.4	1,132.2
Income taxes payable	3.2	—
Other long-term liabilities	33.8	38.4
Total liabilities	8,092.6	6,343.7
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 327.6 million shares issued and outstanding in 2012; 2.6 billion shares authorized and 349.7 million shares issued and
outstanding in 2011) and additional paid-in capital	1,095.3	962.8
Retained earnings	10,343.9	10,346.6
Accumulated other comprehensive loss	(1,033.4)	(1,189.2)
Total shareholders' equity	10,405.8	10,120.2
Total liabilities and shareholders' equity	$18,498.4	$16,463.9

(1)	Includes goodwill and other acquired intangible assets of $7.0 billion and $7.2 billion at December 31, 2012 and 2011, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders' Equity

(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2009	430.8	470.1	10,256.7	(1,223.0)	9,503.8
Net income	—	—	1,766.8	—	1,766.8
Other comprehensive income	—	—	—	60.4	60.4
Common shares issued for benefit plans,
including tax benefits	6.0	181.9	—	—	181.9
Repurchases of common shares	(52.4)	(.5)	(1,605.5)	—	(1,606.0)
Dividends declared	—	—	(16.1)	—	(16.1)
Balance at December 31, 2010	384.4	651.5	10,401.9	(1,162.6)	9,890.8
Net income	—	—	1,985.7	—	1,985.7
Other comprehensive loss	—	—	—	(26.6)	(26.6)
Common shares issued for benefit plans,
including tax benefits	10.4	311.7	—	—	311.7
Repurchases of common shares	(45.1)	(.4)	(1,812.6)	—	(1,813.0)
Dividends declared	—	—	(228.4)	—	(228.4)
Balance at December 31, 2011	349.7	962.8	10,346.6	(1,189.2)	10,120.2
Net income	—	—	1,657.9	—	1,657.9
Other comprehensive income	—	—	—	155.8	155.8
Common shares issued for benefit plans,
including tax benefits	10.2	132.8	—	—	132.8
Repurchases of common shares	(32.3)	(.3)	(1,417.2)	—	(1,417.5)
Dividends declared	—	—	(243.4)	—	(243.4)
Balance at December 31, 2012	327.6	$1,095.3	$10,343.9	$(1,033.4)	$10,405.8

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2012	2011	2010
Cash flows from operating activities:
Net income	$1,657.9	$1,985.7	$1,766.8
Adjustments to reconcile net income to net cash used for operating activities:
Loss on early extinguishment of long-term debt	84.9	—	—
Equity earnings of affiliates (1)	(1,990.1)	(2,248.9)	(1,922.5)
Stock-based compensation expense	122.2	141.4	110.4
Net realized capital losses	—	(.4)	(3.0)
Net change in other assets and other liabilities	48.3	388.7	(165.9)
Net cash (used for) provided by operating activities	(76.8)	266.5	(214.2)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	112.8	51.2	1.1
Cost of investments	(249.5)	—	(42.2)
Dividends received from affiliates, net	2,062.5	1,768.7	2,040.6
Cash used for acquisitions, net of cash acquired	—	(716.1)	—
Net cash provided by investing activities	1,925.8	1,103.8	1,999.5
Cash flows from financing activities:
Net repayment of long-term debt	(277.2)	(900.0)	—
Net issuance of long-term debt	2,664.8	480.1	697.8
Net issuance (repayment) of short-term debt	(425.9)	425.9	(480.8)
Common shares issued under benefit plans	(44.5)	125.5	43.2
Stock-based compensation tax benefits	50.3	38.5	22.5
Common shares repurchased	(1,417.5)	(1,813.0)	(1,606.0)
Collateral held on interest rate swaps	9.2	(2.0)	(41.7)
Dividends paid to shareholders	(239.1)	(167.2)	(16.1)
Net cash provided by (used for) financing activities	320.1	(1,812.2)	(1,381.1)
Net increase (decrease) in cash and cash equivalents	2,169.1	(441.9)	404.2
Cash and cash equivalents, beginning of period	37.6	479.5	75.3
Cash and cash equivalents, end of period	$2,206.7	$37.6	$479.5
Supplemental cash flow information:
Interest paid	$259.8	$254.0	$242.9
Income taxes refunded	282.3	247.6	198.5

(1)	Includes amortization of other acquired intangible assets after-tax of $92.3 million, $78.5 million and $61.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1. Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The financial information presented herein includes the balance sheet of the Parent Company as of December 31, 2012 and 2011 and the related statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2012, 2011 and 2010. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2. Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 82 of the Annual Report, for the summary of significant accounting policies.

3. Dividends

Gross cash dividends received from subsidiaries and included in net cash provided by investing activities in the Statements of Cash Flows were $1.7 billion, $2.5 billion and $2.1 billion in 2012, 2011 and 2010, respectively.

4. Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 90 of the Annual Report, for a description of acquisitions and dispositions.

5. Other Comprehensive Income (Loss)

Refer to Note 9 of Notes to Consolidated Financial Statements, beginning on page 101 of the Annual Report, for a description of accumulated other comprehensive income (loss).

6. Debt

Refer to Note 14 of Notes to Consolidated Financial Statements, on page 120 of the Annual Report, for a description of debt.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2013	Aetna Inc.

By: /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Mark T. Bertolini	Chairman, Chief Executive Officer,	February 19, 2013
Mark T. Bertolini	President and Director
(Principal Executive Officer)

/s/ Joseph M. Zubretsky	Senior Executive Vice President,	February 19, 2013
Joseph M. Zubretsky	National Businesses and
Chief Financial Officer
(Principal Financial Officer)

/s/ Rajan Parmeswar	Vice President, Controller and	February 19, 2013
Rajan Parmeswar	Chief Accounting Officer
(Principal Accounting Officer)

Fernando Aguirre *	Director
Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Roger N. Farah *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By: /s/ Rajan Parmeswar
Rajan Parmeswar Attorney-in-fact February 19, 2013

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

13	Annual report to security holders

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