Form 10-Q
period 2013-03-31
AETNA INC /PA/
filed 2013-04-30
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 2013
or

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

There were 325.9 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at March 31, 2013.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2013

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 30), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2013	2012
Revenue:
Health care premiums	$7,785.8	$7,187.4
Other premiums	521.3	476.4
Fees and other revenue (1)	966.4	959.7
Net investment income	235.1	241.8
Net realized capital gains	30.3	51.7
Total revenue	9,538.9	8,917.0
Benefits and expenses:
Health care costs (2)	6,379.5	5,857.5
Current and future benefits	559.3	511.5
Operating expenses:
Selling expenses	297.2	276.3
General and administrative expenses	1,442.0	1,389.7
Total operating expenses	1,739.2	1,666.0
Interest expense	77.8	59.3
Amortization of other acquired intangible assets	32.4	37.8
Total benefits and expenses	8,788.2	8,132.1
Income before income taxes	750.7	784.9
Income taxes:
Current	266.8	274.5
Deferred	(7.0)	(1.2)
Total income taxes	259.8	273.3
Net income including non-controlling interests	490.9	511.6
Less: Net income attributable to non-controlling interests	.8	.6
Net income attributable to Aetna	$490.1	$511.0
Earnings per common share:
Basic	$1.50	$1.46
Diluted	$1.48	$1.43

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $22.3 million and $18.8 million (net of pharmaceutical and processing costs of $268.9 million and $285.5 million) for the three months ended March 31, 2013 and 2012, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $31.0 million and $36.9 million for the three months ended March 31, 2013 and 2012, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions)	2013	2012
Net income including non-controlling interests	$490.9	$511.6
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized losses ($(14.5) and $(4.8) pretax)	(9.4)	(3.1)
Less: reclassification of losses to earnings ($(5.7) and $(5.1) pretax)	(3.7)	(3.3)
Total previously impaired debt securities (1)	(5.7)	.2
All other securities:
Net unrealized (losses) gains ($(120.7) and $91.0 pretax)	(78.5)	59.1
Less: reclassification of gains to earnings ($25.1 and $52.7 pretax)	15.8	34.3
Total all other securities	(94.3)	24.8
Foreign currency and derivatives:
Net unrealized gains ($10.3 and $6.6 pretax)	6.7	4.3
Less: reclassification of losses to earnings ($(1.3) and $(1.1) pretax)	(.8)	(.7)
Total foreign currency and derivatives	7.5	5.0
Pension and other postretirement benefit (“OPEB”) plans:
Amortization of net actuarial losses ($(19.4) and $(18.6) pretax)	12.6	12.2
Amortization of prior service cost ($1.0 and $1.0 pretax)	(.6)	(.7)
Total pension and OPEB plans	12.0	11.5
Other comprehensive (loss) income	(80.5)	41.5
Comprehensive income including non-controlling interests	410.4	553.1
Less: Comprehensive income attributable to non-controlling interests	.8	.6
Comprehensive income attributable to Aetna	$409.6	$552.5

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At March 31, 2013	At December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$3,227.9	$2,579.2
Investments	2,026.9	2,221.9
Premiums receivable, net	1,060.2	804.7
Other receivables, net	968.2	808.0
Accrued investment income	191.3	194.3
Collateral received under securities loan agreements	214.0	47.1
Income taxes receivable	—	139.9
Deferred income taxes	351.6	426.5
Other current assets	1,352.6	1,022.8
Total current assets	9,392.7	8,244.4
Long-term investments	19,614.1	19,698.2
Reinsurance recoverables	864.7	876.8
Goodwill	6,209.2	6,214.4
Other acquired intangible assets, net	786.3	818.7
Property and equipment, net	538.5	540.0
Other long-term assets	878.2	854.9
Separate Accounts assets	4,233.5	4,247.1
Total assets	$42,517.2	$41,494.5

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$3,160.8	$2,992.5
Future policy benefits	736.1	739.9
Unpaid claims	660.1	620.7
Unearned premiums	455.6	403.5
Policyholders' funds	1,577.6	1,276.9
Collateral payable under securities loan agreements	214.0	47.1
Short-term debt	99.9	—
Income taxes payable	100.2	—
Accrued expenses and other current liabilities	2,464.8	2,383.6
Total current liabilities	9,469.1	8,464.2
Future policy benefits	6,853.3	6,853.7
Unpaid claims	1,561.5	1,546.9
Policyholders' funds	1,325.4	1,364.0
Long-term debt	6,483.8	6,481.3
Deferred income taxes	294.6	473.5
Other long-term liabilities	1,569.2	1,634.6
Separate Accounts liabilities	4,233.5	4,247.1
Total liabilities	31,790.4	31,065.3
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 325.9 million shares issued and outstanding in 2013; 2.6 billion shares authorized and 327.6 million shares issued and
outstanding in 2012) and additional paid-in capital	1,210.1	1,095.3
Retained earnings	10,584.7	10,343.9
Accumulated other comprehensive loss	(1,113.9)	(1,033.4)
Total Aetna shareholders' equity	10,680.9	10,405.8
Non-controlling interests	45.9	23.4
Total equity	10,726.8	10,429.2
Total liabilities and equity	$42,517.2	$41,494.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Three Months Ended March 31, 2013
Balance at December 31, 2012	327.6	$1,095.3	$10,343.9	$(1,033.4)	$10,405.8	$23.4	$10,429.2
Net income	—	—	490.1	—	490.1	.8	490.9
Other increases in non-
controlling interest	—	—	—	—	—	21.7	21.7
Other comprehensive loss (Note 7)	—	—	—	(80.5)	(80.5)	—	(80.5)
Common shares issued for benefit
plans, including tax benefits	2.0	114.8	—	—	114.8	—	114.8
Repurchases of common shares	(3.7)	—	(184.1)	—	(184.1)	—	(184.1)
Dividends declared	—	—	(65.2)	—	(65.2)	—	(65.2)
Balance at March 31, 2013	325.9	$1,210.1	$10,584.7	$(1,113.9)	$10,680.9	$45.9	$10,726.8

Three Months Ended March 31, 2012
Balance at December 31, 2011	349.7	$962.8	$10,346.6	$(1,189.2)	$10,120.2	$24.4	$10,144.6
Net income	—	—	511.0	—	511.0	.6	511.6
Other decreases in non-
controlling interest	—	—	—	—	—	(.5)	(.5)
Other comprehensive income (Note 7)	—	—	—	41.5	41.5	—	41.5
Common shares issued for benefit
plans, including tax benefits	5.1	31.4	—	—	31.4	—	31.4
Repurchases of common shares	(7.4)	(.1)	(343.6)	—	(343.7)	—	(343.7)
Dividends declared	—	—	(61.4)	—	(61.4)	—	(61.4)
Balance at March 31, 2012	347.4	$994.1	$10,452.6	$(1,147.7)	$10,299.0	$24.5	$10,323.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2013	2012
Cash flows from operating activities:
Net income including non-controlling interests	$490.9	$511.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(30.3)	(51.7)
Depreciation and amortization	108.6	115.0
Equity in (earnings) losses of affiliates, net	(18.3)	.3
Stock-based compensation expense	24.5	33.0
Amortization of net investment premium	9.5	3.7
Changes in assets and liabilities:
Accrued investment income	2.9	2.3
Premiums due and other receivables	(413.5)	(83.5)
Income taxes	189.9	242.2
Other assets and other liabilities	(103.5)	(395.9)
Health care and insurance liabilities	280.2	641.1
Other, net	2.9	2.1
Net cash provided by operating activities	543.8	1,020.2
Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,759.0	3,004.5
Cost of investments	(2,541.6)	(3,146.7)
Additions to property, equipment and software	(86.1)	(68.0)
Other, net	2.5	—
Net cash provided by (used for) investing activities	133.8	(210.2)
Cash flows from financing activities:
Net issuance (repayment) of short-term debt	99.9	(275.9)
Deposits and interest credited for investment contracts	1.2	1.3
Withdrawals of investment contracts	(4.1)	(5.3)
Common shares issued under benefit plans, net	37.8	(26.8)
Stock-based compensation tax benefits	55.0	29.6
Common shares repurchased	(184.1)	(343.7)
Dividends paid to shareholders	(65.5)	(61.3)
Collateral on interest rate swaps	9.2	2.0
Contributions (distributions), non-controlling interests	21.7	(.5)
Net cash used for financing activities	(28.9)	(680.6)
Net increase in cash and cash equivalents	648.7	129.4
Cash and cash equivalents, beginning of period	2,579.2	679.7
Cash and cash equivalents, end of period	$3,227.9	$809.1
Supplemental cash flow information:
Interest paid	$32.4	$32.3
Income taxes paid	13.4	1.6

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging businesses products and services, such as Accountable Care Solutions (“ACS”), that complement and enhance our medical products. Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans. Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers' compensation administrative services and products that provide access to our provider network in select markets.

•
Group Insurance primarily includes group life insurance and group disability products. Group life products are offered on an Insured basis and include basic and supplemental group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group disability products consist primarily of short-term and long-term disability insurance (and products which combine both), which are offered to employers on both an Insured and an ASC basis, and absence management services offered to employers, which include short-term and long-term disability administration and leave management. Group Insurance also includes long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities. We no longer solicit or accept new long-term care customers.

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 16 beginning on page 27 for additional information). We do not actively market Large Case Pensions products, but continue to accept deposits from existing customers and manage the run-off of our existing business.

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2012 Annual Report on Form 10-K (our “2012 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2012 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after March 31, 2013 through the date the financials were issued and determined there were no other items to disclose.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries that we control.  All significant intercompany balances have been eliminated in consolidation.

Reclassifications
Certain reclassifications were made to 2012 financial information to conform with 2013 presentation.

New Accounting Standards
Testing Intangibles for Impairment
Effective January 1, 2013, we adopted new accounting guidance for testing indefinite-lived intangible assets for impairment. Under this guidance, an entity has the option first to assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If management determines that an indefinite-lived intangible asset's fair value is likely greater than its carrying value, then no additional analysis is necessary, as the indefinite-lived intangible asset is not impaired. The adoption of this new guidance did not have an impact on our financial position or operating results.

Future Application of Accounting Standards
Fees Paid to the Federal Government by Health Insurers
Effective January 1, 2014, we will adopt new accounting guidance relating to the recognition and income statement reporting of any mandated fees to be paid to the federal government by health insurers. This guidance will apply primarily to new fees enacted in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”). The mandated fees may be material, and this new accounting guidance will result in the recognition of this expense on a straight-line basis beginning in 2014.

3.	Proposed Acquisition; Completed Disposition

On August 19, 2012, we entered into a definitive agreement (as amended, and as may be further amended, the “Merger Agreement”) to acquire Coventry Health Care, Inc. (“Coventry”) in a transaction valued at approximately $7.3 billion, based on the closing price of Aetna common shares on August 17, 2012, including the assumption of Coventry debt. Coventry is a diversified managed health care company that offers a full portfolio of risk and fee-based products, including Medicare Advantage and Medicare Part D programs, Medicaid managed care plans, group and individual health insurance, coverage for specialty services such as workers' compensation administrative services, and network rental services. Under the terms of the Merger Agreement, Coventry stockholders will receive $27.30 in cash and 0.3885 Aetna common shares for each Coventry share. In November 2012, we issued $2.0 billion of long-term debt to fund a portion of the cash purchase price, and Coventry's stockholders approved the transaction. We expect to finance the remainder of the cash portion of the purchase price through a combination of cash on hand and by issuing approximately $700 million of commercial paper. At April 30, 2013, we had approximately $700 million of commercial paper outstanding with a weighted average interest rate of .36%.

We have obtained all requisite state regulatory approvals to close the proposed acquisition and continue to work with the U.S. Department of Justice to obtain clearance for the proposed acquisition. The proposed acquisition remains subject to customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) waiting period, and therefore has not been reflected in these financial statements.

In connection with the proposed Coventry acquisition, on March 31, 2013, we completed the sale of our Missouri Medicaid business, Missouri Care, Incorporated (“Missouri Care”) to WellCare Health Plans, Inc. The sale price was not material and did not have a material impact on our financial position or operating results.

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

The computations of basic and diluted EPS for the three months ended March 31, 2013 and 2012 are as follows:

(Millions, except per common share data)	2013	2012
Net income attributable to Aetna	$490.1	$511.0
Weighted average shares used to compute basic EPS	327.6	350.3
Dilutive effect of outstanding stock-based compensation awards (1)	3.1	6.5
Weighted average shares used to compute diluted EPS	330.7	356.8
Basic EPS	$1.50	$1.46
Diluted EPS	$1.48	$1.43

(1)
Stock-based compensation awards are not included in the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).  Approximately 6.7 million and 7.3 million stock appreciation rights were not included in the calculation of diluted EPS for the three months ended March 31, 2013 and 2012, respectively. All stock options were included in the calculation of diluted EPS for the three months ended March 31, 2013 and 2012.

5.     Operating Expenses

For the three months ended March 31, 2013 and 2012, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2013	2012
Selling expenses	$297.2	$276.3
General and administrative expenses:
Salaries and related benefits	802.5	802.1
Other general and administrative expenses (1)	639.5	587.6
Total general and administrative expenses	1,442.0	1,389.7
Total operating expenses	$1,739.2	$1,666.0

(1)
Includes $24.3 million of transaction and integration-related costs related to the proposed acquisition of Coventry, including advisory, legal and other professional services and transaction-related payments incurred in the first quarter of 2013.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 14 beginning on page 26 for additional information.

6.     Investments

Total investments at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013			December 31, 2012
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$1,817.3	$16,629.2	$18,446.5	$2,006.8	$16,821.0	$18,827.8
Mortgage loans	209.3	1,446.9	1,656.2	214.4	1,429.2	1,643.6
Other investments	.3	1,538.0	1,538.3	.7	1,448.0	1,448.7
Total investments	$2,026.9	$19,614.1	$21,641.0	$2,221.9	$19,698.2	$21,920.1

Debt and Equity Securities
Debt and equity securities available for sale at March 31, 2013 and December 31, 2012 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2013
Debt securities:
U.S. government securities	$1,376.7	$129.5	$(.4)		$1,505.8
States, municipalities and political subdivisions	2,890.1	253.8	(7.1)		3,136.8
U.S. corporate securities	6,744.0	772.3	(20.4)		7,495.9
Foreign securities	2,973.5	331.0	(17.2)		3,287.3
Residential mortgage-backed securities	959.0	42.2	(1.8)		999.4
Commercial mortgage-backed securities	1,246.0	133.3	(1.7)	(1)	1,377.6
Other asset-backed securities	484.9	24.5	(.3)	(1)	509.1
Redeemable preferred securities	84.3	11.4	(6.6)		89.1
Total debt securities	16,758.5	1,698.0	(55.5)		18,401.0
Equity securities	43.2	5.3	(3.0)		45.5
Total debt and equity securities (2)	$16,801.7	$1,703.3	$(58.5)		$18,446.5
December 31, 2012
Debt securities:
U.S. government securities	$1,413.4	$147.9	$(1.8)		$1,559.5
States, municipalities and political subdivisions	2,770.9	267.9	(4.3)		3,034.5
U.S. corporate securities	6,926.2	871.7	(7.3)		7,790.6
Foreign securities	2,988.1	391.3	(8.8)		3,370.6
Residential mortgage-backed securities	929.5	49.9	(.4)		979.0
Commercial mortgage-backed securities	1,268.7	149.7	(1.8)	(1)	1,416.6
Other asset-backed securities	517.4	28.3	(3.6)	(1)	542.1
Redeemable preferred securities	89.6	12.3	(7.3)		94.6
Total debt securities	16,903.8	1,919.0	(35.3)		18,787.5
Equity securities	38.3	5.1	(3.1)		40.3
Total debt and equity securities (2)	$16,942.1	$1,924.1	$(38.4)		$18,827.8

(1)
At both March 31, 2013 and December 31, 2012, we held securities for which we previously recognized $25.2 million of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at March 31, 2013 and December 31, 2012 of $9.5 million and $9.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 beginning on page 27 for additional information on our accounting for discontinued products).  At March 31, 2013, debt and equity securities with a fair value of approximately $3.9 billion, gross unrealized capital gains of $480.7 million and gross unrealized capital losses of $24.1 million and, at December 31, 2012, debt and equity securities with a fair value of approximately $4.0 billion, gross unrealized capital gains of $559.4 million and gross unrealized capital losses of $19.4 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at March 31, 2013 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$636.6
One year through five years	4,278.3
After five years through ten years	5,412.1
Greater than ten years	5,187.9
Residential mortgage-backed securities	999.4
Commercial mortgage-backed securities	1,377.6
Other asset-backed securities	509.1
Total	$18,401.0

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2013 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2013, our residential mortgage-backed securities had an average quality rating of AAA and a weighted average duration of 3.4 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At March 31, 2013, these securities had an average quality rating of AA+ and a weighted average duration of 2.9 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2013, these securities had an average quality rating of AA+ and a weighted average duration of 3.1 years.

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

Summarized below are the debt and equity securities we held at March 31, 2013 and December 31, 2012 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013
Debt securities:
U.S. government securities	$92.4	$—	$14.9	$.4	$107.3	$.4
States, municipalities and political subdivisions	460.6	6.1	24.6	1.0	485.2	7.1
U.S. corporate securities	889.3	19.3	8.8	1.1	898.1	20.4
Foreign securities	432.9	10.6	28.3	6.6	461.2	17.2
Residential mortgage-backed securities	180.7	1.7	1.8	.1	182.5	1.8
Commercial mortgage-backed securities	20.6	.2	38.8	1.5	59.4	1.7
Other asset-backed securities	71.6	.3	1.6	—	73.2	.3
Redeemable preferred securities	6.7	.2	10.7	6.4	17.4	6.6
Total debt securities	2,154.8	38.4	129.5	17.1	2,284.3	55.5
Equity securities	10.8	1.1	17.8	1.9	28.6	3.0
Total debt and equity securities (1)	$2,165.6	$39.5	$147.3	$19.0	$2,312.9	$58.5
December 31, 2012
Debt securities:
U.S. government securities	$138.3	$1.4	$15.1	$.4	$153.4	$1.8
States, municipalities and political subdivisions	264.6	3.0	28.5	1.3	293.1	4.3
U.S. corporate securities	598.4	6.1	10.8	1.2	609.2	7.3
Foreign securities	270.4	1.4	35.6	7.4	306.0	8.8
Residential mortgage-backed securities	51.7	.3	2.1	.1	53.8	.4
Commercial mortgage-backed securities	6.3	.1	46.1	1.7	52.4	1.8
Other asset-backed securities	44.8	.1	1.5	3.5	46.3	3.6
Redeemable preferred securities	12.2	.2	10.0	7.1	22.2	7.3
Total debt securities	1,386.7	12.6	149.7	22.7	1,536.4	35.3
Equity securities	16.4	2.1	13.0	1.0	29.4	3.1
Total debt and equity securities (1)	$1,403.1	$14.7	$162.7	$23.7	$1,565.8	$38.4

(1)
At March 31, 2013 and December 31, 2012, debt and equity securities in an unrealized capital loss position of $24.1 million and $19.4 million, respectively, and with related fair value of $447.6 million and $225.2 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At March 31, 2013, we did not have the intention to sell the debt securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2013 were as follows:

	Supporting experience-rated and discontinued products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$21.2	$.1	$21.2	$.1
One year through five years	13.0	.1	218.8	2.1	231.8	2.2
After five years through ten years	139.5	1.7	718.0	9.4	857.5	11.1
Greater than ten years	258.0	19.4	600.7	18.9	858.7	38.3
Residential mortgage-backed securities	—	—	182.5	1.8	182.5	1.8
Commercial mortgage-backed securities	2.9	.1	56.5	1.6	59.4	1.7
Other asset-backed securities	5.6	—	67.6	.3	73.2	.3
Total	$419.0	$21.3	$1,865.3	$34.2	$2,284.3	$55.5

Net realized capital gains for the three months ended March 31, 2013 and 2012, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2013	2012
OTTI losses on debt securities	$(5.8)	$(6.6)
Portion of OTTI losses on debt securities recognized in other comprehensive income	—	—
Net OTTI losses on debt securities recognized in earnings	(5.8)	(6.6)
Net realized capital gains, excluding OTTI losses on debt securities	36.1	58.3
Net realized capital gains	$30.3	$51.7

The net realized capital gains for the three months ended March 31, 2013 and 2012 were primarily attributable to the sale of debt securities.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2013 and 2012 were as follows:

(Millions)	2013	2012
Proceeds on sales	$1,375.7	$1,739.8
Gross realized capital gains	37.3	63.9
Gross realized capital losses	7.4	5.9

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three months ended March 31, 2013 and 2012 we had the following activity in our mortgage loan portfolio:

(Millions)	2013	2012
New mortgage loans	$42.5	$37.9
Mortgage loans fully repaid	16.9	26.5
Mortgage loans foreclosed	—	—

At March 31, 2013 and December 31, 2012, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at March 31, 2013 or December 31, 2012.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, credit worthiness of the borrower and deal structure.  Based upon our most recent assessments at March 31, 2013 and December 31, 2012, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	March 31, 2013	December 31, 2012
1	$88.9	$94.0
2 to 4	1,469.6	1,451.1
5	59.7	60.2
6 and 7	38.0	38.3
Total	$1,656.2	$1,643.6

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at March 31, 2013 and December 31, 2012 of approximately $216 million and $215 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.5 billion and $5.4 billion at March 31, 2013 and December 31, 2012, respectively.  The hedge fund partnership had total assets of approximately $7.1 billion and $7.0 billion at March 31, 2013 and December 31, 2012, respectively.

Non-controlling (Minority) Interests
At March 31, 2013 and December 31, 2012, continuing business non-controlling interests were approximately $46 million and $23 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $.8 million and $.6 million for the three months ended March 31, 2013 and 2012, respectively.

Net Investment Income
Sources of net investment income for the three months ended March 31, 2013 and 2012 were as follows:

(Millions)	2013	2012
Debt securities	$188.8	$196.9
Mortgage loans	24.8	38.6
Other investments	29.6	13.6
Gross investment income	243.2	249.1
Less: investment expenses	(8.1)	(7.3)
Net investment income (1)	$235.1	$241.8

(1)
Net investment income includes $79.3 million and $81.3 million for the three months ended March 31, 2013 and 2012, respectively, related to investments supporting our experience-rated and discontinued products.

7.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three months ended March 31, 2013 and 2012:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Cost
Three months ended March 31, 2013
Balance at December 31, 2012	$57.3		$825.2		$(29.5)		$(1,909.4)		$23.0		$(1,033.4)
Other comprehensive (loss) income
before reclassifications	(9.4)		(78.5)		6.7		—		—		(81.2)
Amounts reclassified from accumulated
other comprehensive income	3.7	(2)	(15.8)	(2)	.8	(3)	12.6	(4)	(.6)	(4)	.7
Other comprehensive (loss) income	(5.7)		(94.3)		7.5		12.6		(.6)		(80.5)
Balance at March 31, 2013	$51.6		$730.9		$(22.0)		$(1,896.8)		$22.4		$(1,113.9)
Three months ended March 31, 2012
Balance at December 31, 2011	$58.2		$595.2		$(33.7)		$(1,834.6)		$25.7		$(1,189.2)
Other comprehensive (loss) income	.2		24.8		5.0		12.2		(.7)		41.5
Balance at March 31, 2012	$58.4		$620.0		$(28.7)		$(1,822.4)		$25.0		$(1,147.7)

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statement of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statement of Income, except for derivatives related to interest rate swaps which are reflected in interest expense and were not material during the three months ended March 31, 2013.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statement of Income (Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 21 for additional information).

Refer to the Consolidated Statements of Comprehensive Income on page 2 for additional information regarding reclassifications out of accumulated other comprehensive income on a pretax basis.

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2013 or December 31, 2012.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2013 or December 31, 2012.  The total fair value of our broker quoted securities was approximately $132 million at March 31, 2013 and $117 million at December 31, 2012.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at March 31, 2013 and December 31, 2012 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets:
Debt securities:
U.S. government securities	$1,278.6	$227.2	$—	$1,505.8
States, municipalities and political subdivisions	—	3,130.4	6.4	3,136.8
U.S. corporate securities	—	7,445.7	50.2	7,495.9
Foreign securities	—	3,220.3	67.0	3,287.3
Residential mortgage-backed securities	—	999.4	—	999.4
Commercial mortgage-backed securities	—	1,358.8	18.8	1,377.6
Other asset-backed securities	—	481.2	27.9	509.1
Redeemable preferred securities	—	74.3	14.8	89.1
Total debt securities	1,278.6	16,937.3	185.1	18,401.0
Equity securities	18.5	—	27.0	45.5
Derivatives	—	15.6	—	15.6
Total	$1,297.1	$16,952.9	$212.1	$18,462.1
Liabilities:
Derivatives	$—	$.5	$—	$.5
December 31, 2012
Assets:
Debt securities:
U.S. government securities	$1,311.4	$248.1	$—	$1,559.5
States, municipalities and political subdivisions	—	3,031.8	2.7	3,034.5
U.S. corporate securities	—	7,736.0	54.6	7,790.6
Foreign securities	—	3,317.9	52.7	3,370.6
Residential mortgage-backed securities	—	979.0	—	979.0
Commercial mortgage-backed securities	—	1,396.5	20.1	1,416.6
Other asset-backed securities	—	512.6	29.5	542.1
Redeemable preferred securities	—	80.5	14.1	94.6
Total debt securities	1,311.4	17,302.4	173.7	18,787.5
Equity securities	18.2	—	22.1	40.3
Derivatives	—	8.9	—	8.9
Total	$1,329.6	$17,311.3	$195.8	$18,836.7
Liabilities:
Derivatives	$—	$.3	$—	$.3

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2013 and 2012. Gross transfers out of Level 3 during the three months ended March 31, 2013 were $8.0 million, primarily related to U.S. corporate securities. There were no transfers into Level 3 during the three months ended March 31, 2013 or 2012, and there were no transfers out of Level 3 during the three months ended March 31, 2012.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
March 31, 2013
Assets:
Mortgage loans	$1,656.2	$—	$—	$1,712.6	$1,712.6
Liabilities:
Investment contract liabilities:
With a fixed maturity	13.4	—	—	13.4	13.4
Without a fixed maturity	570.2	—	—	569.5	569.5
Long-term debt	6,483.8	—	7,337.9	—	7,337.9

December 31, 2012
Assets:
Mortgage loans	$1,643.6	$—	$—	$1,698.6	$1,698.6
Liabilities:
Investment contract liabilities:
With a fixed maturity	18.5	—	—	18.5	18.5
Without a fixed maturity	590.2	—	—	611.1	611.1
Long-term debt	6,481.3	—	7,408.7	—	7,408.7

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 15.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013				December 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$755.4	$2,323.3	$4.3	$3,083.0	$721.7	$2,343.9	$.4	$3,066.0
Equity securities	203.5	.9	—	204.4	194.9	1.0	—	195.9
Derivatives	—	.1	—	.1	—	(1.8)	—	(1.8)
Common/collective trusts	—	740.4	—	740.4	—	749.0	—	749.0
Total (1)	$958.9	$3,064.7	$4.3	$4,027.9	$916.6	$3,092.1	$.4	$4,009.1

(1)	Excludes $205.6 million and $238.0 million of cash and cash equivalents and other receivables at March 31, 2013 and December 31, 2012, respectively.

There were no transfers of Separate Accounts financial assets between Levels 1 and 2 during the three months ended March 31, 2013 and 2012. There were no transfers of Separate Accounts financial assets into Level 3 during the three months ended March 31, 2013. Gross transfers out of Level 3 during the three months ended March 31, 2013 were $.4 million. There were no transfers into or out of Level 3 during the three months ended March 31, 2012.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of March 31, 2013 and December 31, 2012 are as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset In the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
March 31, 2013
Derivatives	$15.6	$—	$(16.4)	$(.8)
Total	$15.6	$—	$(16.4)	$(.8)

December 31, 2012
Derivatives	$9.4	$12.5	$(7.5)	$14.4
Total	$9.4	$12.5	$(7.5)	$14.4

(1) There were no amounts offset in our Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of March 31, 2013 and December 31, 2012 are as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset In the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
March 31, 2013
Derivatives	$2.5	$(13.1)	$—	$(10.6)
Repurchase agreements and
securities lending	214.0	(214.0)	—	—
Total	$216.5	$(227.1)	$—	$(10.6)

December 31, 2012
Derivatives	$.3	$—	$—	$.3
Repurchase agreements and
securities lending	47.1	(47.1)	—	—
Total	$47.4	$(47.1)	$—	$.3

(1) There were no amounts offset in our Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

9.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three months ended March 31, 2013 and 2012 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2013	2012	2013	2012
Service cost	$—	$—	$—	$—
Amortization of prior service cost	(.1)	(.1)	(.9)	(.9)
Interest cost	67.9	74.6	2.8	3.6
Expected return on plan assets	(99.1)	(96.8)	(.6)	(.6)
Recognized net actuarial losses	18.9	17.5	.5	1.1
Net periodic benefit (income) cost	$(12.4)	$(4.8)	$1.8	$3.2

10.    Debt

The carrying value of our long-term debt at March 31, 2013 and December 31, 2012 was as follows:

(Millions)	March 31, 2013	December 31, 2012
Senior notes, 6.0%, due 2016	$748.6	$748.5
Senior notes, 1.75%, due 2017	248.7	248.6
Senior notes, 1.5%, due 2017	497.8	497.7
Senior notes, 6.5%, due 2018	494.8	494.8
Senior notes, 3.95%, due 2020	743.7	743.4
Senior notes, 4.125%, due 2021	494.3	494.1
Senior notes, 2.75%, due 2022	983.8	983.4
Senior notes, 6.625%, due 2036	769.7	769.7
Senior notes, 6.75%, due 2037	530.5	529.5
Senior notes, 4.5%, due 2042	479.5	479.3
Senior notes, 4.125%, due 2042	492.4	492.3
Total long-term debt	$6,483.8	$6,481.3

At March 31, 2013 we had approximately $100 million of commercial paper outstanding with a weighted average interest rate of .35%. At April 30, 2013, we had approximately $700 million of commercial paper outstanding with a weighted average interest rate of .36%. At December 31, 2012, we did not have any commercial paper outstanding.

Interest Rate Swaps
During June and July of 2012, we entered into two interest rate swaps with an aggregate notional value of $375 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to refinance long-term debt maturing in June 2016. At March 31, 2013, these interest rate swaps had a pretax fair value gain of approximately $15.3 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders' equity.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, and in connection with the proposed acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment”, and together with the First Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.5 billion. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. On March 27, 2013, the maturity date of the Facility was extended by one year to March 27, 2018.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at March 31, 2013.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2013.  There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2013.

11.    Capital Stock

On February 19, 2013 and July 27, 2012, our Board of Directors (our “Board”) authorized two separate share repurchase programs. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended March 31, 2013, we repurchased approximately 4 million shares of common stock at a cost of approximately $184 million.  At March 31, 2013, we had remaining authorization to repurchase an aggregate of up to approximately $1 billion of common stock under the February 19, 2013 and July 27, 2012 programs.

During the three months ended March 31, 2013 our Board declared the following cash dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 19, 2013	$.20	April 11, 2013	April 26, 2013	$65.2

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

On February 1, 2013, approximately .5 million performance stock units (“PSUs”), 1.1 million market stock units (“MSUs”) and 1.1 million restricted stock units (“RSUs”) were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals during the performance periods as determined by our Board’s Committee on Compensation and Organization.  The PSUs have two separate performance periods which relate to the Company's operating performance during the years ending December 31, 2013 and December 31, 2014. The vesting period for the PSUs ends on February 1, 2015. The number of vested MSUs (which could range from zero to 150% of the original number of units granted) is based on the percentage change between the closing price of our common stock on the grant date and the weighted average closing price of our common stock for the thirty trading days prior to and including the vesting dates.  Certain MSUs contain a performance condition that relates to the Company's cumulative performance during the years ending December 31, 2013 and December 31, 2014. The vesting period for the MSUs ends February 1, 2016. Each vested PSU, MSU and RSU represents one share of common stock and will be paid in shares of common stock, net of taxes, at the end of the applicable vesting period.  The RSUs will become 100% vested approximately three years from the grant date, with one-third vesting each December.

12.    Dividend Restrictions and Statutory Surplus

Under regulatory requirements at March 31, 2013, the amount of dividends that may be paid through the end of 2013 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.6 billion in the aggregate, and includes approximately $107 million of dividends declared and accrued by our insurance and HMO subsidiaries as of March 31, 2013. There are no such regulatory restrictions on distributions from Aetna to its shareholders.  Prior to completion of the proposed Coventry acquisition, Aetna is not permitted to declare, set aside or pay any dividend or other distribution other than a regular cash dividend in the ordinary course of business consistent with past practice. In the first quarter of 2013, our insurance and HMO subsidiaries paid approximately $139 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $6.8 billion and $6.4 billion at March 31, 2013 and December 31, 2012, respectively.

13.    Commitments and Contingencies

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers.  Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered as offsets to premium taxes.  Some states have similar laws relating to HMOs.  The Pennsylvania Insurance Commissioner (the “Commissioner”) has placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In May 2012, the state court denied the request and ordered the Commissioner to propose a rehabilitation plan. In September 2012, the state court finalized its opinion that Penn Treaty is not insolvent and remains in rehabilitation. The Commissioner has appealed the state court's decision. If the rehabilitation is not successful and Penn Treaty ultimately is placed in liquidation, we and other insurers likely would be assessed over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders.  We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict whether rehabilitation efforts will succeed, the amount of the insolvency, if any, the amount and timing of associated guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets.  It is reasonably possible that in future reporting periods we may record a liability and expense relating to Penn Treaty or other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows.  While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

On December 6, 2012, we entered into an agreement to settle MDL No. 2020. Under the terms of the proposed nationwide settlement, we will be released from claims relating to our out-of-network reimbursement practices from the beginning of the applicable settlement class period through the date the New Jersey District Court preliminarily approves the settlement. The settlement class period for health plan members begins on March 1, 2001, and the settlement class period for health care providers begins on June 3, 2003. The agreement contains no admission of wrongdoing. The medical associations are not parties to the settlement agreement.

Under the settlement agreement, we will pay $60 million, the substantial majority of which will be payable upon final court approval of the settlement, and pay up to an additional $60 million at the end of a claim submission and validation period that commences upon final court approval of the settlement. These payments will fund claims submitted by health plan members who are members of the plaintiff class and health care providers who are members of the plaintiff class. These payments also will fund the legal fees of plaintiffs' counsel and the costs of administering the settlement, in each case in amounts to be determined by the New Jersey District Court.

The proposed settlement is subject to preliminary and final court approval. Final court approval of the settlement is expected during 2013 or early 2014 but could be delayed by appeals or other proceedings. In addition, the Company has the right to terminate the settlement agreement if more than certain percentages of class members, or class members collectively holding specified dollar amounts of claims, elect to opt-out of the settlement. In connection with the proposed settlement, the Company recorded an after-tax charge to net income of approximately $78 million in the fourth quarter of 2012. The Company will pay for the settlement with available resources and expects the settlement payments to occur over the next twelve to twenty-four months.  We intend to continue to vigorously defend ourselves against the claims brought in these cases by non-settling plaintiffs.

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

CMS Actions
In June 2011, the Centers for Medicare & Medicaid Services (“CMS”) lifted the intermediate sanctions it had previously imposed on us in April 2010 that required us to suspend the enrollment of and marketing to new members of all Aetna Medicare Advantage and Standalone Prescription Drug Plan (“PDP”) contracts.  The sanctions related to our compliance with certain Medicare Part D requirements.  On September 27, 2012, CMS notified us that we were again eligible to receive assignments of low-income subsidy PDP members from CMS.

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

In February 2012, CMS published a Notice of Final Payment Error Calculation Methodology for Part C Medicare Advantage Risk Adjustment Data Validation Contract-Level Audits (the “Notice”). The Notice outlines the methodology that CMS will use to determine RADV audit premium refunds payable by Medicare Advantage plans for contract years 2011 and forward. Under that methodology, the RADV audit premium refund calculation will include an adjustment for the differences in documentation standards between the RADV audits and the risk adjustment model; however, the Notice provides limited information about that adjustment. In addition, CMS will project the error rate identified in the audit sample to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not make an adjustment for differences in documentation standards or project sample error rates to the entire contract. During 2013, CMS is expected to select Medicare Advantage contracts for contract year 2011 for audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the financial impact of the documentation standard adjustment, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in bid submissions to CMS for the current or future contract years or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

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

In addition, our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, CMS, the U.S. Department of Health and Human Services, various state insurance and health care regulatory authorities, state attorneys general and offices of inspector general, the Center for Consumer Information and Insurance Oversight, OIG, the Office of Personnel Management, the U.S. Department of Labor, committees, subcommittees and members of the U.S. Congress, the U.S. Department of Justice, the Federal Trade Commission, U.S. attorneys and other state, federal and international governmental authorities.  These government actions include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our current and past business practices, including our overall claims processing and payment practices, our business practices with respect to our small group products, student health products or individual customers (such as market withdrawals, rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”

There also continues to be heightened review by regulatory authorities of and increased litigation regarding the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including the use of performance-based networks and termination of provider contracts), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices, sales practices, and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).  For example, New York is one of over 35 states that are investigating life insurers' claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from a number of states, including New York, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.

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

Summarized financial information of our segments for the three months ended March 31, 2013 and 2012 was as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended March 31, 2013
Revenue from external customers	$8,723.2	$505.3	$45.0	$—	$9,273.5
Operating earnings (loss) (1)	492.8	31.2	6.2	(34.8)	495.4
Three Months Ended March 31, 2012
Revenue from external customers	$8,119.5	$454.6	$49.4	$—	$8,623.5
Operating earnings (loss) (1)	468.9	40.9	5.8	(38.2)	477.4

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three months ended March 31, 2013 and 2012 was as follows:

(Millions)	2013	2012
Operating earnings	$495.4	$477.4
Transaction and integration-related costs, net of tax (1)	(24.6)	—
Net realized capital gains, net of tax	19.3	33.6
Net income attributable to Aetna	$490.1	$511.0

(1)
In the first quarter of 2013, we incurred transaction and integration-related costs of $24.6 million ($37.1 million pretax) related to the proposed acquisition of Coventry.  Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as the negative cost of carry associated with the permanent financing we obtained in November 2012 for the proposed Coventry acquisition. The components of negative cost of carry associated with the permanent financing are reflected in our Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses.

15.     Reinsurance

In January 2013, we entered into four-year reinsurance agreements with Vitality Re IV Limited, an unrelated insurer. The agreements allow us to reduce our required capital and provide $150 million of collateralized excess of loss reinsurance coverage on a portion of Aetna's group Commercial Insured Health Care business.

In March 2013, we entered into two binding letters of intent with unrelated reinsurers to reinsure a portion of our Medicare Advantage business and a portion of our group Commercial Insured Health Care business, respectively.

16.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs and less than 1 year for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

Key assumptions in setting the reserve for anticipated losses include future investment results, payments to retirees, mortality and retirement rates and the cost of asset management and customer service.  In 2012, we modified the mortality tables used in order to reflect a more up-to-date 2000 Retired Pensioner’s Mortality table. The mortality tables were previously modified in 1995, in order to reflect a more up-to-date 1994 Uninsured Pensioner's Mortality table. In 1997, we began the use of a bond default assumption to reflect historical default experience.  Other than these changes, since 1993 there have been no significant changes to the assumptions underlying the reserve.

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  As a result of this review, the reserve at each of March 31, 2013 and December 31, 2012 reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2013 and 2012 (pretax) was:

(Millions)	2013	2012
Reserve, beginning of period	$978.5	$896.3
Operating income (loss)	8.8	(2.0)
Net realized capital gains	32.8	16.5
Reserve, end of period	$1,020.1	$910.8

During the three months ended March 31, 2013, our discontinued products reflected net realized capital gains, primarily attributable to gains from the sale of debt securities and other invested assets, and operating income. We evaluated these results against expectations of future cash flows assumed in estimating the reserve and do not believe that an adjustment to the reserve was required at March 31, 2013.

Assets and liabilities supporting discontinued products at March 31, 2013 and December 31, 2012 were as follows: (1)

(Millions)	2013	2012
Assets:
Debt and equity securities available for sale	$2,433.0	$2,515.3
Mortgage loans	431.1	448.6
Other investments	766.4	711.6
Total investments	3,630.5	3,675.5
Other assets	82.5	79.2
Collateral received under securities loan agreements	50.9	3.8
Current and deferred income taxes	22.6	19.3
Receivable from continuing products (2)	564.5	556.0
Total assets	$4,351.0	$4,333.8
Liabilities:
Future policy benefits	$2,813.7	$2,857.6
Policyholders' funds	3.3	6.6
Reserve for anticipated future losses on discontinued products	1,020.1	978.5
Collateral payable under securities loan agreements	50.9	3.8
Other liabilities (3)	463.0	487.3
Total liabilities	$4,351.0	$4,333.8

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $100 million and $101 million for the three months ended March 31, 2013 and 2012, respectively. There were no participant-directed withdrawals from our discontinued products during the three months ended March 31, 2013 or 2012.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2013, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP

Hartford, Connecticut
April 30, 2013

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving approximately 38.3 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans and medical management capabilities, Medicaid health care management services, workers' compensation administrative services and health information technology products and services, including emerging businesses products and services, such as Accountable Care Solutions.  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at March 31, 2013 and December 31, 2012 and operating results for the three months ended March 31, 2013 and 2012.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2012 Annual Report on Form 10-K (the “2012 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2013 and 2012:

(Millions)	2013	2012
Revenue:
Health Care	$8,822.9	$8,242.8
Group Insurance	586.8	544.7
Large Case Pensions	129.2	129.5
Total revenue	9,538.9	8,917.0
Net income attributable to Aetna	490.1	511.0
Operating earnings: (1)
Health Care	492.8	468.9
Group Insurance	31.2	40.9
Large Case Pensions	6.2	5.8
Cash flows from operations	543.8	1,020.2

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to “Segment Results and Use of Non-GAAP Measures in this Document" beginning on page 34 for a discussion of non-GAAP measures.  Refer to pages 35, 39 and 40 for a reconciliation of operating earnings to net income attributable to Aetna for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings in aggregate increased for the three months ended March 31, 2013 compared to the corresponding period in 2012. The increase in our business segment operating earnings is primarily due to higher underwriting margins in our Commercial Health Care business.

Total revenue increased during the three months ended March 31, 2013 compared to the corresponding period in 2012 primarily due to an increase in Health Care premium in our Medicare and Medicaid businesses.

Prior to a reduction of approximately 106 thousand medical members as a result of the sale of our Missouri Medicaid business, Missouri Care, Incorporated (“Missouri Care”), medical membership increased by 486,000 at March 31, 2013 compared to March 31, 2012. At March 31, 2013, we served approximately 18.3 million medical members (consisting of approximately 32% Insured members and 68% administrative services contract (“ASC”) members), 13.5 million dental members and 9.9 million pharmacy benefit management services members.  At March 31, 2012, we served approximately 17.9 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.6 million dental members and 8.6 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2013 and 2012, generating $617 million and $1.1 billion of cash flows from operations in our Health Care and Group Insurance businesses during the three months ended March 31, 2013 and 2012, respectively.  During 2013, these cash flows contributed to funding our ordinary course operating activities, the payment of cash dividends to shareholders and repurchases of shares of our common stock. We paid dividends to our shareholders of $66 million and $61 million during the three months ended March 31, 2013 and 2012, respectively. In addition, we repurchased 4 million and 7 million shares of common stock under our share repurchase programs at a cost of approximately $184 million and $344 million during the three months ended March 31, 2013 and 2012, respectively. Refer to “Liquidity and Capital Resources” beginning on page 43 and Note 11 of Condensed Notes to Consolidated Financial Statements on page 22 for additional information.

Proposed Acquisition of Coventry Health Care, Inc.
On August 19, 2012, we entered into a definitive agreement (as amended, and as may be further amended, the “Merger Agreement”) to acquire Coventry Health Care, Inc, (“Coventry”) in a transaction valued at approximately $7.3 billion, based on the closing price of Aetna common shares on August 17, 2012, including the assumption of Coventry debt. Coventry is a diversified managed health care company that offers a full portfolio of risk and fee-based products, including Medicare Advantage and Medicare Part D programs, Medicaid managed care plans, group and individual health insurance, coverage for specialty services such as workers' compensation administrative services, and network rental services. We project that the Coventry acquisition will add medical membership, which we expect will enhance our diversified portfolio, increase our presence in government programs, which is an important element of our growth strategy, and improve our positioning and reach in health insurance exchange-based businesses.

Under the terms of the Merger Agreement, Coventry stockholders will receive $27.30 in cash and 0.3885 Aetna common shares for each Coventry share. In November 2012, we issued $2.0 billion of long-term debt to fund a portion of the cash purchase price for the proposed acquisition, and Coventry's stockholders approved the transaction. We expect to finance the remainder of the cash portion of the purchase price through a combination of cash on hand and by issuing approximately $700 million of commercial paper. At April 30, 2013, we had approximately $700 million of commercial paper outstanding with a weighted average interest rate of .36%. We made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant subject to certain exceptions, to conduct our business in the ordinary course between the execution of the Merger Agreement and the closing of the transaction.

We have obtained all requisite state regulatory approvals to close the transaction and continue to work with the U.S. Department of Justice to obtain clearance for the proposed acquisition. The proposed acquisition is currently projected to close in mid-2013 and remains subject to customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”) waiting period, and therefore has not been reflected in this Quarterly Report on Form 10-Q, including any projections for future periods, unless expressly stated otherwise.

In connection with the proposed Coventry acquisition, on March 31, 2013, we completed the sale of Missouri Care to WellCare Health Plans, Inc. The sale price was not material and did not have a material impact on our financial position or operating results.

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

Key components of the legislation will continue to be phased in over the next several years, with the most significant changes during that time due to occur in 2014, including health insurance exchanges (also known as health insurance marketplaces) (“Insurance Exchanges”), Medicare minimum medical loss ratios (“MLRs”), the individual coverage mandate, guaranteed issue, rating limits in the individual and small group markets, and new industry-wide fees, assessments and taxes.  We are dedicating and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state level health care reform.  While the federal government has issued a number of regulations implementing Health Care Reform, many significant parts of the legislation, including aspects of Insurance Exchanges, Medicaid expansion, employer penalties, assessments, fees and taxes, community rating, reinsurance, risk transfer, risk adjustment and the implementation of Medicare Advantage and Part D minimum MLRs, require further guidance and clarification at the federal level and/or in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years, and given the inherent difficulty of foreseeing how individuals and businesses will respond to the choices afforded them by Health Care Reform, we cannot predict the full effect Health Care Reform will have on us.

On June 28, 2012, the U.S. Supreme Court issued a decision that generally upheld the constitutionality of Health Care Reform. However, federal budget negotiations, pending efforts in the U.S. Congress to amend or restrict funding for various aspects of Health Care Reform and the possibility of additional litigation challenging aspects of the law continue to create additional uncertainty about the ultimate impact of Health Care Reform.

The Supreme Court decision also permits states to opt out of the elements of Health Care Reform requiring expansion of Medicaid coverage in January 2014 without losing their current federal Medicaid funding, and governors in over a dozen states have indicated that they oppose Medicaid expansion in their states. The ruling also creates uncertainty regarding the effectiveness of Health Care Reform's “maintenance of effort” (“MOE”) provision. If states are not subject to the MOE provision and allow certain programs to expire or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment or reduced Medicaid enrollment growth. We cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of Health Care Reform or state level health care reform, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

For additional information on Health Care Reform refer to “MD&A-Overview-Health Care Reform Legislation,” “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2012 Annual Report.

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

Our discussion of our operating results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as allocating resources to each segment.  Operating earnings exclude from net income attributable to Aetna reported in accordance with GAAP, net realized capital gains or losses as well as other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance.  We believe excluding net realized capital gains or losses from net income to arrive at operating earnings provides more meaningful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however, these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  In each business segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income attributable to Aetna.  Each table details the net realized capital gains or losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis and an ASC basis and emerging businesses products and services, such as ACS, that complement and enhance our medical products.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer Medicare and Medicaid products and services, and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers' compensation administrative services and products that provide access to our provider networks in select markets. We separately track premiums and health care costs for Medicare and Medicaid products; all other medical, dental and other Health Care products are referred to as Commercial. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Operating Summary for the Three Months Ended March 31, 2013 and 2012:

(Millions)	2013	2012
Premiums:
Commercial	$5,214.0	$5,177.1
Medicare	2,107.3	1,651.6
Medicaid	464.5	358.7
Total premiums	7,785.8	7,187.4
Fees and other revenue	937.4	932.1
Net investment income	73.4	81.7
Net realized capital gains	26.3	41.6
Total revenue	8,822.9	8,242.8
Health care costs	6,379.5	5,857.5
Operating expenses:
Selling expenses	270.0	265.3
General and administrative expenses	1,373.9	1,308.5
Total operating expenses	1,643.9	1,573.8
Amortization of other acquired intangible assets	31.3	36.7
Total benefits and expenses	8,054.7	7,468.0
Income before income taxes	768.2	774.8
Income taxes	273.9	278.8
Net income including non-controlling interests	494.3	496.0
Less: Net (loss) income attributable to non-controlling interests	(.4)	.1
Net income attributable to Aetna	$494.7	$495.9

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three months ended March 31, 2013 and 2012:

(Millions)	2013	2012
Net income attributable to Aetna	$494.7	$495.9
Transaction and integration-related costs, net of tax	14.8	—
Net realized capital gains, net of tax	(16.7)	(27.0)
Operating earnings	$492.8	$468.9

(1)
In the first quarter of 2013, we incurred transaction and integration-related costs of $24.6 million ($37.1 million pretax) related to the proposed acquisition of Coventry, of which $14.8 million ($22.0 million pretax) were recorded in the Health Care segment.  Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as the negative cost of carry associated with the permanent financing we obtained in November 2012 for the proposed Coventry acquisition. The components of negative cost of carry associated with the permanent financing are reflected in our Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses.

Operating earnings increased for the three months ended March 31, 2013 compared to the corresponding period in 2012. The increase in operating earnings is primarily due to higher underwriting margins in our Commercial business partially offset by an increase in operating expenses.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three months ended March 31, 2013 and 2012, our MBRs by product were:

	2013	2012
Commercial	78.9%	79.9%
Medicare	87.8%	84.4%
Medicaid	89.3%	91.6%
Total	81.9%	81.5%

Refer to our discussion of Commercial and Medicare results below for an explanation of the changes in our MBRs.

Commercial operating results reflect higher underwriting margins in 2013 compared to 2012.
Commercial premiums increased approximately $37 million for the three months ended March 31, 2013 compared to the corresponding period in 2012, almost entirely due to higher premium rates largely offset by lower membership in our Commercial Insured products.

Our Commercial MBR was 78.9% for the three months ended March 31, 2013 compared to 79.9% for the corresponding period in 2012.  The improvement in our Commercial MBR is primarily due to the impact of increased favorable development of prior-years' health care cost estimates in 2013. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2012 Annual Report for a discussion of Health Care Costs Payable at December 31, 2012.

Medicare results for the three months ended March 31, 2013 reflect an increase in membership from the corresponding period in 2012.
Medicare premiums increased approximately $456 million for the three months ended March 31, 2013 compared to the corresponding period in 2012 primarily due to membership growth in our Medicare business.

Our Medicare MBR was 87.8% for the three months ended March 31, 2013 compared to 84.4% for the corresponding period in 2012. Our Medicare MBR was higher in the three months ended March 31, 2013 compared to the corresponding period in 2012 primarily driven by our group Medicare Advantage business, as favorable 2012 experience is reflected in establishing customer premiums upon renewal.

Medicaid results for the three months ended March 31, 2013 reflect an increase in membership from the corresponding period in 2012, prior to a reduction in medical members from the sale of Missouri Care.
Medicaid premiums increased approximately $106 million for the three months ended March 31, 2013 compared to the corresponding period in 2012 primarily due to in-state expansions and growth in high acuity populations.

Fees and Other Revenue
Health Care fees and other revenue for the three months ended March 31, 2013 were relatively flat compared to the corresponding period in 2012.

General and Administrative Expenses
General and administrative expenses increased $65 million for the three months ended March 31, 2013 compared with the corresponding period of 2012, due primarily to higher business volume from membership growth and the inclusion of transaction and integration-related costs for the proposed acquisition of Coventry which was partially offset by continued execution of our expense initiatives.

Membership
Health Care’s membership at March 31, 2013 and 2012 was:

	2013			2012
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,580	11,629	16,209	4,718	11,418	16,136
Medicare Advantage	628	—	628	434	—	434
Medicare Supplement	313	—	313	171	—	171
Medicaid	287	858	1,145	336	838	1,174
Total Medical Membership	5,808	12,487	18,295	5,659	12,256	17,915

Dental:
Total Dental Membership	4,792	8,686	13,478	4,889	8,724	13,613

Pharmacy:
Commercial			8,469			7,869
Medicare PDP (stand-alone)			572			469
Medicare Advantage PDP			252			198
Medicaid			585			107
Total Pharmacy Benefit Management Services			9,878			8,643

Total medical membership at March 31, 2013 increased compared to March 31, 2012, reflecting an increase in Commercial ASC, Medicare Advantage and Medicare Supplement membership partially offset by lower membership in our Commercial Insured products. Prior to a reduction of approximately 106,000 Medicaid members in connection with the sale of Missouri Care, medical membership increased by 486,000 at March 31, 2013 compared to March 31, 2012.

Total dental membership at March 31, 2013 decreased compared to March 31, 2012 primarily due to lapsed customers that exceeded new sales in our Commercial Insured and ASC businesses.

Total pharmacy benefit management services membership increased at March 31, 2013 compared to March 31, 2012 primarily due to growth across all lines of our business, primarily in our Commercial ASC and Medicaid businesses.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the three months ended March 31, 2013, 2012 and 2011:

(Millions)	2013	2012	2011
Health care costs payable, beginning of period	$2,992.5	$2,675.5	$2,630.9
Less: reinsurance recoverables	3.8	3.3	1.7
Health care costs payable, beginning of period, net	2,988.7	2,672.2	2,629.2

Add: Components of incurred health care costs:
Current year	6,704.5	6,026.7	5,708.6
Prior years (1)	(325.0)	(169.2)	(360.6)
Total incurred health care costs	6,379.5	5,857.5	5,348.0

Less: Claims paid
Current year	4,052.5	3,685.7	3,538.6
Prior years	2,118.6	2,018.5	1,774.8
Total claims paid	6,171.1	5,704.2	5,313.4

Disposition of business	(42.3)	—	—

Health care costs payable, end of period, net	3,154.8	2,825.5	2,663.8
Add: reinsurance recoverables	6.0	3.6	1.7
Health care costs payable, end of period	$3,160.8	$2,829.1	$2,665.5

(1)	Negative amounts reported for incurred health care costs related to prior years result from claims being settled for less than originally estimated.

Health care costs payable developed favorably by $325 million and $169 million during the first quarters of 2013 and 2012, respectively. The favorable development in estimated prior years' health care costs payable in each period primarily resulted from lower health care cost trends than we assumed in establishing our health care costs payable in the prior year. This development does not directly correspond to an increase in our current year operating results.

GROUP INSURANCE

Group Insurance primarily includes group life insurance and group disability products. Group life products are offered on an Insured basis and include basic and supplemental group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group disability products primarily consist of short-term and long-term disability insurance (and products which combine both), which are offered to employers on both an Insured and an ASC basis, and absence management services offered to employers, which include short-term and long-term disability administration and leave management. Group Insurance also includes long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers.

Operating Summary for the Three Months Ended March 31, 2013 and 2012:

(Millions)	2013	2012
Premiums:
Life	$287.0	$263.8
Disability	180.2	154.5
Long-term care	11.4	11.6
Total premiums	478.6	429.9
Fees and other revenue	26.7	24.7
Net investment income	76.0	77.9
Net realized capital gains	5.5	12.2
Total revenue	586.8	544.7
Current and future benefits	436.3	387.2
Operating expenses:
Selling expenses	27.2	20.5
General and administrative expenses	74.1	69.0
Total operating expenses	101.3	89.5
Amortization of other acquired intangible assets	1.1	1.1
Total benefits and expenses	538.7	477.8
Income before income taxes	48.1	66.9
Income taxes	12.1	17.6
Net income including non-controlling interests	36.0	49.3
Less: Net income attributable to non-controlling interests	1.2	.5
Net income attributable to Aetna	$34.8	$48.8

The table presented below reconciles net income attributable to Aetna to operating earnings for the three months ended March 31, 2013 and 2012:

(Millions)	2013	2012
Net income attributable to Aetna	$34.8	$48.8
Net realized capital gains, net of tax	(3.6)	(7.9)
Operating earnings	$31.2	$40.9

Operating earnings for the three months ended March 31, 2013 declined when compared to the corresponding period in 2012, primarily reflecting higher operating expenses supporting growth in our life and disability products.

The group benefit ratio, which represents current and future benefits divided by premiums, was 91.2% and 90.1% for the three months ended March 31, 2013 and 2012, respectively.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2013 and 2012:

(Millions)	2013	2012
Premiums	$42.7	$46.5
Net investment income	85.7	82.2
Other revenue	2.3	2.9
Net realized capital losses	(1.5)	(2.1)
Total revenue	129.2	129.5
Current and future benefits	123.0	124.3
General and administrative expenses	3.2	3.3
Total benefits and expenses	126.2	127.6
Income before income taxes	3.0	1.9
Income tax benefits	(2.2)	(2.6)
Net income attributable to Aetna	$5.2	$4.5

The table presented below reconciles net income attributable to Aetna to operating earnings for the three months ended March 31, 2013 and 2012:

(Millions)	2013	2012
Net income attributable to Aetna	$5.2	$4.5
Net realized capital losses, net of tax	1.0	1.3
Operating earnings	$6.2	$5.8

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs and less than 1 year for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 16 of Condensed Notes to Consolidated Financial Statements beginning on page 27.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income for Large Case Pensions. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly.  The current reserve reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2013 and 2012 (pretax) was:

(Millions)	2013	2012
Reserve, beginning of period	$978.5	$896.3
Operating income (loss)	8.8	(2.0)
Net realized capital gains	32.8	16.5
Reserve, end of period	$1,020.1	$910.8

During the three months ended March 31, 2013, our discontinued products reflected net realized capital gains, primarily attributable to gains from the sale of debt securities and other invested assets, and operating income. We evaluated these results against expectations of future cash flows assumed in estimating the reserve and do not believe that an adjustment to the reserve was required at March 31, 2013.

INVESTMENTS

At March 31, 2013 and December 31, 2012 our investment portfolio consisted of the following:

(Millions)	March 31, 2013	December 31, 2012
Debt and equity securities available for sale	$18,446.5	$18,827.8
Mortgage loans	1,656.2	1,643.6
Other investments	1,538.3	1,448.7
Total investments	$21,641.0	$21,920.1

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees).

Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at March 31, 2013 and December 31, 2012:

(Millions)	March 31, 2013	December 31, 2012
Experience-rated products	$1,644.4	$1,660.3
Discontinued products	3,630.5	3,675.5
Remaining products	16,366.1	16,584.3
Total investments	$21,641.0	$21,920.1

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three months ended March 31, 2013 and 2012 were:

(Millions)	2013	2012
Scheduled contract maturities and benefit payments (1)	$59.1	$59.2
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	2.1	2.2
Participant-directed withdrawals	.9	.9

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both March 31, 2013 and December 31, 2012, with approximately $4.5 billion at March 31, 2013 and $4.6 billion at December 31, 2012 rated AAA.  The debt securities that were rated below investment grade (that is, having a quality rating below BBB-/Baa3) were $1.1 billion at both March 31, 2013 and December 31, 2012 (of which 19% at both March 31, 2013 and December 31, 2012 supported our experience-rated and discontinued products).

At March 31, 2013 and December 31, 2012, we held approximately $710 million and $694 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 3% of our total investments at each date.  These securities had an average credit quality rating of A+ at both March 31, 2013 and December 31, 2012 with and without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both March 31, 2013 and December 31, 2012, approximately 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt or European corporate issuers of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both March 31, 2013 and December 31, 2012 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 8 of Condensed Notes to Consolidated Financial Statements beginning on page 15 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At March 31, 2013 and December 31, 2012, our debt and equity securities had net unrealized capital gains of $1.6 billion and $1.9 billion, respectively, of which $457 million and $540 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 6 of Condensed Notes to Consolidated Financial Statements beginning on page 8 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at March 31, 2013 and December 31, 2012.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary impairment of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2012 Annual Report for additional information.

Net Realized Capital Gains and Losses
Net realized capital gains were $19 million ($30 million pretax) and $34 million ($52 million pretax) for the three months ended March 31, 2013 and 2012, respectively.  We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three months ended March 31, 2013 or 2012.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented approximately 8% and 7% of our total invested assets at March 31, 2013 and December 31, 2012, respectively.  There were no material impairment reserves on these loans at March 31, 2013 or December 31, 2012.  Refer to Note 6 of Condensed Notes to Consolidated Financial Statements on page 8 for additional information on our mortgage loan portfolio.

Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities when appropriate.  We manage credit risk by seeking to maintain high average quality ratings and diversified sector exposure within our debt securities portfolio.  In connection with our investment and risk management objectives, we also use derivative financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  Our use of these derivatives is generally limited to hedging risk and has principally consisted of using interest rate swaps, forward contracts, futures contracts, warrants, put options and credit default swaps.  These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk.  However, when used for hedging, we expect these instruments to reduce overall risk.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads) represent the most material risk exposure category for us.  Based upon this analysis, there have been no material changes in our exposure to these risks since December 31, 2012.  Refer to the MD&A in our 2012 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, and issuing commercial paper from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses, share and debt repurchases and shareholder dividends.  We have committed short-term borrowing capacity of $2.0 billion through a revolving credit facility agreement that expires in March 2018.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2013 and 2012.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2013	2012
Cash flows from operating activities
Health Care and Group Insurance	$617.4	$1,065.3
Large Case Pensions	(73.6)	(45.1)
Net cash provided by operating activities	543.8	1,020.2
Cash flows from investing activities
Health Care and Group Insurance	77.1	(254.9)
Large Case Pensions	56.7	44.7
Net cash provided by (used for) investing activities	133.8	(210.2)
Net cash used for financing activities	(28.9)	(680.6)
Net increase in cash and cash equivalents	$648.7	$129.4

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $617 million and $1.1 billion for the three months ended March 31, 2013 and March 31, 2012, respectively.  The decrease for the three months ended March 31, 2013 compared with the corresponding period in 2012 is primarily attributable to the timing of a Medicare premium receipt, as we received a payment associated with April 2012 on March 30, 2012.

Cash flows provided by investing activities were approximately $134 million for the three months ended March 31, 2013 and cash flows used for investing activities were approximately $210 million for the three months ended March 31, 2012.  The increase for the three months ended March 31, 2013 compared with the corresponding period in 2012 is primarily attributable to lower investment purchases in 2013.

During the three months ended March 31, 2013 and 2012, our cash flows used for financing activities reflect the repurchase of approximately 4 million and 7 million shares of common stock at a cost of approximately $184 million and $344 million, respectively. At March 31, 2013, the capacity remaining under our share repurchase authorizations was approximately $1 billion. Refer to Note 11 of the Condensed Notes to Consolidated Financial Statements on page 22 for more information on our share repurchases. The three months ended March 31, 2013 also reflects the issuance of approximately $100 million of short-term debt as compared the net repayment of approximately $276 million of short-term debt in the three months ended March 31, 2012.

During the three months ended March 31, 2013 our Board of Directors (our “Board”) declared the following cash dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 19, 2013	$.20	April 11, 2013	April 26, 2013	$65.2

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

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, and in connection with the proposed acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment”, and together with the First Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.5 billion. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. On March 27, 2013, the maturity date of the Facility was extended by one year to March 27, 2018.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at March 31, 2013.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2013.  There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2013.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At March 31, 2013 we had approximately $100 million of commercial paper outstanding with a weighted average interest rate of .35%.  The maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2013 was $100 million. We expect to issue approximately $700 million of commercial paper in 2013 to finance a portion of the cash purchase price for the proposed Coventry acquisition. At April 30, 2013, we had approximately $700 million of commercial paper outstanding with a weighted average interest rate of .36%.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 38% at March 31, 2013.   At the completion of the proposed acquisition of Coventry, we project our debt to capital ratio will be approximately 40% following the issuance of approximately $700 million of commercial paper to partially finance the cash portion of the proposed acquisition. Following the announcement of the proposed acquisition of Coventry in August 2012, each of A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for possible downgrade. S&P has affirmed certain of our ratings and revised its outlook to stable from positive. Consistent with our expectations, Moody's has said it anticipates downgrading our long-term debt and financial strength ratings following the closing of the proposed acquisition of Coventry. We intend to lower our debt to capital ratio to approximately 35% over two years following the completion of the proposed Coventry acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $78 million and $59 million for the three months ended March 31, 2013 and 2012, respectively.

Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 21 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On February 1, 2013, we granted approximately .5 million performance stock units, 1.1 million market stock units and 1.1 million restricted stock units to certain employees.  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements on page 22 for additional information.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2012 Annual Report for information on accounting policies that we consider critical in preparing our Consolidated Financial Statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not ultimately reflect the actual amounts of the final transactions that occur.

REGULATORY ENVIRONMENT
Except as set forth below, there were no material changes in the regulation of our business since December 31, 2012.  Refer to the “Regulatory Environment” section in our 2012 Annual Report for information on the regulation of our business.

Medicare
Since 2005, we have generally expanded the Medicare markets we serve and Medicare products we offer. We expect to further expand our Medicare business in 2013 as a result of the completion of the proposed Coventry acquisition and are seeking to substantially grow our Medicare business over the next several years. The expansion of the Medicare markets we serve and Medicare products we offer and the Medicare-related provisions of Health Care Reform increase our exposure to changes in government policy with respect to and/or regulation of the various Medicare programs in which we participate, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs.  For example, on April 1, 2013, CMS published final Medicare Advantage and prescription drug program (“PDP”) premium rates for 2014. These rates reflect a material reduction in 2014 premiums compared to 2013 for Medicare Advantage and PDP plans in addition to the challenge from the impact of the industry-wide health insurer fee that will become effective January 1, 2014. The final 2014 rates represent a meaningful revenue and operating results challenge for us and other Medicare Advantage and PDP plans. We cannot predict future Medicare funding levels or ensure that changes in Medicare funding will not have an adverse effect on our Medicare operating results.

In addition, under the Budget Control Act of 2011 (the “BCA”) and the American Taxpayer Relief Act of 2012 (the “ATRA”), automatic across-the-board budget cuts (also known as “sequestration”), including Medicare spending cuts of not more than 2% of total program costs for nine years, started in March 2013. The ATRA also contained additional reductions to Medicare reimbursements to health plans that commenced in April 2013. We are exploring strategies, such as amendments to our contracts with providers, to mitigate the adverse impact of these cuts and/or any related Congressional action. Sequestration or entitlement program reform could have a material adverse effect on our business, operations or operating results, particularly on our Medicare revenues, medical benefit ratio and operating results.

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

The following information supplements the Forward Looking Information/Risk Factors portion of our 2012 Annual Report.  You should read that section of our 2012 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

Certain Risks of Aetna's Business

We are subject to funding and other risks with respect to revenue received from our participation in Medicare programs.
The federal government from time to time alters the level of funding for government health care programs, including Medicare. For example, on April 1, 2013, CMS published final Medicare Advantage and PDP premium rates for 2014. These rates reflect a material reduction in 2014 premiums compared to 2013 for Medicare Advantage and PDP plans in addition to the challenge from the impact of the industry-wide health insurer fee that will become effective January 1, 2014. The final 2014 rates represent a meaningful revenue and operating results challenge for us and other Medicare Advantage and PDP plans. We cannot predict future Medicare funding levels or ensure that changes in Medicare funding will not have an adverse effect on our Medicare operating results.

In addition, under the BCA and the ATRA, sequestration, including Medicare spending cuts of not more than 2% of total program costs for nine years, started in March 2013. The ATRA also contained additional reductions to Medicare reimbursements to health plans that commenced in April 2013. Sequestration or entitlement program reform could have a material adverse effect on our business, operations or operating results, particularly on our Medicare revenues, medical benefit ratio and operating results.

Certain Risks relating to Coventry.
Following completion of the proposed acquisition of Coventry, Aetna will be subject to the risks described in Part I, Item 1A in Coventry's Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on February 27, 2013, incorporated by reference into this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in exposures to market risk since December 31, 2012.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 43 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2013 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 46 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended March 31, 2013:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2013 - January 31, 2013	—	$—	—	$504.7
February 1, 2013 - February 28, 2013	1.9	48.77	1.9	1,160.0
March 1, 2013 - March 31, 2013	1.8	49.57	1.8	1,070.6
Total	3.7	$49.16	3.7	N/A

Our Board authorized two separate share repurchase programs on February 19, 2013 and July 27, 2012. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended March 31, 2013, we repurchased approximately 4 million shares of common stock at a cost of approximately $184 million.  At March 31, 2013, we had remaining authorization to repurchase an aggregate of up to approximately $1 billion of common stock under the February 19, 2013 and July 27, 2012 programs.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contracts

10.1	Letter agreement dated March 23, 2011 between Aetna Inc. and Shawn M. Guertin. *

10.2	Letter agreement dated February 13, 2012 between Aetna Inc. and Kristi Ann Matus. *

10.3	Letter agreement dated May 18, 2012 between Aetna Inc. and Karen S. Rohan. *

10.4
Extension of the Maturity Date of the Five-Year Credit Agreement dated as of March 27, 2012, as amended, incorporated herein by reference to Exhibits 99.1 through 99.22 to Aetna Inc.'s Form 8-K filed on March 27, 2013.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 8 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 30, 2013 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

99	Other Exhibits

99.1	Risk Factors of Coventry Health Care, Inc.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	April 30, 2013	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts

10.1	Letter agreement dated March 23, 2011 between Aetna Inc. and Shawn M. Guertin. *	Electronic

10.2	Letter agreement dated February 13, 2012 between Aetna Inc. and Kristi Ann Matus. *	Electronic

10.3	Letter agreement dated May 18, 2012 between Aetna Inc. and Karen S. Rohan. *	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 30, 2013 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

99	Other Exhibits

99.1	Risk Factors of Coventry Health Care, Inc.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic

* Management contract or compensatory plan or arrangement.