Form 10-Q
period 2013-06-30
AETNA INC /PA/
filed 2013-07-30
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2013
or

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

There were 372.1 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at June 30, 2013.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2013

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 37), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2013	2012	2013	2012
Revenue:
Health care premiums	$9,701.3	$7,167.9	$17,487.1	$14,355.3
Other premiums	514.3	468.7	1,035.6	945.1
Fees and other revenue (1)	1,126.6	967.1	2,093.0	1,926.8
Net investment income	225.0	223.6	460.1	465.4
Net realized capital (losses) gains	(29.8)	8.6	.5	60.3
Total revenue	11,537.4	8,835.9	21,076.3	17,752.9
Benefits and expenses:
Health care costs (2)	8,006.9	5,908.3	14,386.4	11,765.8
Current and future benefits	539.1	483.7	1,098.4	995.2
Operating expenses:
Selling expenses	332.2	271.4	629.4	547.7
General and administrative expenses	1,762.2	1,375.0	3,204.2	2,764.7
Total operating expenses	2,094.4	1,646.4	3,833.6	3,312.4
Interest expense	83.5	64.4	161.3	123.7
Amortization of other acquired intangible assets	51.8	37.0	84.2	74.8
Reduction of reserve for anticipated future losses on
discontinued products	(86.0)	—	(86.0)	—
Total benefits and expenses	10,689.7	8,139.8	19,477.9	16,271.9
Income before income taxes	847.7	696.1	1,598.4	1,481.0
Income taxes:
Current	275.7	182.0	542.5	456.5
Deferred	38.8	56.1	31.8	54.9
Total income taxes	314.5	238.1	574.3	511.4
Net income including non-controlling interests	533.2	458.0	1,024.1	969.6
Less: Net (loss) income attributable to non-controlling interests	(2.8)	.4	(2.0)	1.0
Net income attributable to Aetna	$536.0	$457.6	$1,026.1	$968.6
Earnings per common share:
Basic	$1.50	$1.34	$3.00	$2.80
Diluted	$1.49	$1.32	$2.97	$2.76

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $18.3 million and $40.6 million (net of pharmaceutical and processing costs of $278.8 million and $547.7 million) for the three and six months ended June 30, 2013, respectively, and $20.7 million and $39.5 million (net of pharmaceutical and processing costs of $294.3 million and $579.8 million) for the three and six months ended June 30, 2012, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $28.1 million and $59.1 million for the three and six months ended June 30, 2013, respectively, and $31.1 million and $68.0 million for the three and six months ended June 30, 2012, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions)	2013	2012	2013	2012
Net income including non-controlling interests	$533.2	$458.0	$1,024.1	$969.6
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized (losses) gains
($(38.6), $8.8, $(53.1) and $4.0 pretax)	(25.1)	5.7	(34.5)	2.6
Less: reclassification of (losses) gains to earnings
($(22.9), $10.2, $(28.6) and $5.1 pretax)	(14.9)	6.6	(18.6)	3.3
Total previously impaired debt securities (1)	(10.2)	(.9)	(15.9)	(.7)
All other securities:
Net unrealized (losses) gains
($(607.4), $148.5, $(728.1) and $239.5 pretax)	(394.8)	96.6	(473.3)	155.7
Less: reclassification of (losses) gains to earnings
($(29.9), $16.2, $(4.8) and $68.9 pretax)	(18.9)	10.5	(3.1)	44.8
Total all other securities	(375.9)	86.1	(470.2)	110.9
Foreign currency and derivatives:
Net unrealized gains (losses)
($18.8, $(7.2), $29.1 and $(.6) pretax)	12.2	(4.7)	18.9	(.4)
Less: reclassification of losses to earnings
($(1.3), $(1.2), $(2.6) and $(2.3) pretax)	(.9)	(.8)	(1.7)	(1.5)
Total foreign currency and derivatives	13.1	(3.9)	20.6	1.1
Pension and other postretirement benefit (“OPEB”) plans:
Amortization of net actuarial losses
($(19.3), $(18.8), $(38.7) and $(37.4) pretax)	12.6	12.1	25.2	24.3
Amortization of prior service cost
($.9, $1.0, $1.9 and $2.0 pretax)	(.7)	(.6)	(1.3)	(1.3)
Total pension and OPEB plans	11.9	11.5	23.9	23.0
Other comprehensive (loss) income	(361.1)	92.8	(441.6)	134.3
Comprehensive income including non-controlling interests	172.1	550.8	582.5	1,103.9
Less: Comprehensive (loss) income attributable to non-controlling interests	(2.8)	.4	(2.0)	1.0
Comprehensive income attributable to Aetna	$174.9	$550.4	$584.5	$1,102.9

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At June 30, 2013	At December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$2,256.8	$2,579.2
Investments	2,299.3	2,221.9
Premiums receivable, net	1,731.0	804.7
Other receivables, net	1,774.4	808.0
Accrued investment income	208.4	194.3
Collateral received under securities loan agreements	470.4	47.1
Income taxes receivable	72.6	139.9
Deferred income taxes	525.4	426.5
Other current assets	1,401.1	1,022.8
Total current assets	10,739.4	8,244.4
Long-term investments	20,010.4	19,698.2
Reinsurance recoverables	774.9	876.8
Goodwill	10,216.3	6,214.4
Other acquired intangible assets, net	2,224.5	818.7
Property and equipment, net	688.7	540.0
Other long-term assets	892.0	854.9
Separate Accounts assets	4,184.1	4,247.1
Total assets	$49,730.3	$41,494.5

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$4,540.5	$2,992.5
Future policy benefits	723.5	739.9
Unpaid claims	652.7	620.7
Unearned premiums	480.8	403.5
Policyholders' funds	1,635.9	1,276.9
Collateral payable under securities loan agreements	470.6	47.1
Short-term debt	545.8	—
Accrued expenses and other current liabilities	3,144.4	2,383.6
Total current liabilities	12,194.2	8,464.2
Future policy benefits	6,734.3	6,853.7
Unpaid claims	1,582.7	1,546.9
Policyholders' funds	1,188.4	1,364.0
Long-term debt	8,280.1	6,481.3
Deferred income taxes	505.2	473.5
Other long-term liabilities	1,560.1	1,634.6
Separate Accounts liabilities	4,184.1	4,247.1
Total liabilities	36,229.1	31,065.3
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 372.1 million shares issued and outstanding in 2013; 2.6 billion shares authorized and 327.6 million shares issued and
outstanding in 2012) and additional paid-in capital	4,319.6	1,095.3
Retained earnings	10,605.7	10,343.9
Accumulated other comprehensive loss	(1,475.0)	(1,033.4)
Total Aetna shareholders' equity	13,450.3	10,405.8
Non-controlling interests	50.9	23.4
Total equity	13,501.2	10,429.2
Total liabilities and equity	$49,730.3	$41,494.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Six Months Ended June 30, 2013
Balance at December 31, 2012	327.6	$1,095.3	$10,343.9	$(1,033.4)	$10,405.8	$23.4	$10,429.2
Net income	—	—	1,026.1	—	1,026.1	(2.0)	1,024.1
Other increases in non-
controlling interest	—	—	—	—	—	29.5	29.5
Other comprehensive loss (Note 8)	—	—	—	(441.6)	(441.6)	—	(441.6)
Common shares issued to
acquire Coventry	52.2	3,064.6	—	—	3,064.6	—	3,064.6
Common shares issued for benefit
plans, including tax benefits	3.3	159.8	—	—	159.8	—	159.8
Repurchases of common shares	(11.0)	(.1)	(624.6)	—	(624.7)	—	(624.7)
Dividends declared	—	—	(139.7)	—	(139.7)	—	(139.7)
Balance at June 30, 2013	372.1	$4,319.6	$10,605.7	$(1,475.0)	$13,450.3	$50.9	$13,501.2

Six Months Ended June 30, 2012
Balance at December 31, 2011	349.7	$962.8	$10,346.6	$(1,189.2)	$10,120.2	$24.4	$10,144.6
Net income	—	—	968.6	—	968.6	1.0	969.6
Other decreases in non-
controlling interest	—	—	—	—	—	(2.8)	(2.8)
Other comprehensive income (Note 8)	—	—	—	134.3	134.3	—	134.3
Common shares issued for benefit
plans, including tax benefits	5.7	77.2	—	—	77.2	—	77.2
Repurchases of common shares	(21.2)	(.2)	(924.3)	—	(924.5)	—	(924.5)
Dividends declared	—	—	(120.0)	—	(120.0)	—	(120.0)
Balance at June 30, 2012	334.2	$1,039.8	$10,270.9	$(1,054.9)	$10,255.8	$22.6	$10,278.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2013	2012
Cash flows from operating activities:
Net income including non-controlling interests	$1,024.1	$969.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(.5)	(60.3)
Depreciation and amortization	247.9	226.7
Debt fair value amortization	(8.9)	—
Equity in earnings of affiliates, net	(23.4)	(11.3)
Stock-based compensation expense	55.5	64.5
Reduction of reserve for anticipated future losses on discontinued products	(86.0)	—
Reversal of allowance and gain on sale of reinsurance recoverable	(49.4)	—
Amortization of net investment premium	25.7	8.9
Changes in assets and liabilities:
Accrued investment income	5.4	7.6
Premiums due and other receivables	(520.8)	(139.8)
Income taxes	56.0	108.6
Other assets and other liabilities	(102.9)	(559.1)
Health care and insurance liabilities	(36.3)	492.9
Other, net	(2.9)	9.5
Net cash provided by operating activities	583.5	1,117.8
Cash flows from investing activities:
Proceeds from sales and maturities of investments	8,150.0	5,620.0
Cost of investments	(7,180.2)	(5,582.7)
Additions to property, equipment and software	(188.2)	(150.8)
Cash used for acquisitions, net of cash acquired	(1,635.9)	—
Other, net	2.5	—
Net cash used for investing activities	(851.8)	(113.5)
Cash flows from financing activities:
Net issuance of long-term debt	—	712.9
Net issuance (repayment) of short-term debt	545.8	(425.9)
Deposits and interest credited for investment contracts	2.3	2.7
Withdrawals of investment contracts	(6.7)	(12.8)
Common shares issued under benefit plans, net	44.5	(18.5)
Stock-based compensation tax benefits	55.5	30.3
Common shares repurchased	(624.7)	(924.5)
Dividends paid to shareholders	(130.8)	(122.1)
Collateral on interest rate swaps	30.5	3.8
Contributions (distributions), non-controlling interests	29.5	(7.8)
Net cash used for financing activities	(54.1)	(761.9)
Net (decrease) increase in cash and cash equivalents	(322.4)	242.4
Cash and cash equivalents, beginning of period	2,579.2	679.7
Cash and cash equivalents, end of period	$2,256.8	$922.1
Supplemental cash flow information:
Interest paid	$160.7	$117.0
Income taxes paid	463.8	371.3

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 17 beginning on page 35 for additional information). We do not actively market Large Case Pensions products, but continue to accept deposits from existing customers and manage the run-off of our existing business.

On May 7, 2013 we completed the acquisition of Coventry Health Care, Inc. (“Coventry”) in a transaction valued at approximately $8.7 billion, including the fair value of Coventry's outstanding debt (refer to Note 3 beginning on page 7 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2012 Annual Report on Form 10-K (our “2012 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2012 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after June 30, 2013 through the date the financials were issued and determined there were no other items to disclose.

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

Future Application of Accounting Standards
Fees Paid to the Federal Government by Health Insurers
Effective January 1, 2014, we will adopt new accounting guidance relating to the recognition and income statement reporting of any mandated fees to be paid to the federal government by health insurers. This guidance will apply primarily to new fees enacted in the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”). The mandated fees are expected to be material, and this new accounting guidance will result in the recognition of this expense on a straight-line basis beginning in 2014.

Amendments to the Scope, Measurement and Disclosure Requirements of Investment Companies
Effective January 1, 2014, we will adopt new accounting guidance relating to the approach for determining whether an entity is considered an investment company. This guidance clarifies the characteristics and sets measurement and disclosure requirements for an investment company. The adoption of this new guidance is not expected to have an impact on our financial position or operating results.

3.	Completed Acquisition; Completed Disposition

Completed Acquisition
On August 19, 2012, we entered into a definitive agreement (as amended, the “Merger Agreement”) to acquire Coventry. On May 7, 2013 (the “Effective Date”), we completed our acquisition of Coventry in a transaction valued at approximately $8.7 billion, including $1.8 billion fair value of Coventry's outstanding debt. Coventry is a diversified managed health care company that offers a full portfolio of risk and fee-based products, including Medicare Advantage and Medicare Part D programs, Medicaid managed care plans, group and individual health insurance, coverage for specialty services such as workers' compensation administrative services, and network rental services.

Pursuant to the terms of the Merger Agreement, by and among Aetna, Jaguar Merger Subsidiary, Inc., a wholly owned subsidiary of Aetna (“Merger Sub”), and Coventry, Merger Sub merged with and into Coventry (the “Merger”), with Coventry continuing as the surviving corporation and a wholly owned subsidiary of Aetna.

Under the terms of the Merger Agreement, Coventry stockholders received $27.30 in cash and 0.3885 of an Aetna common share for each share of Coventry common stock (including restricted shares but excluding shares held by Coventry as treasury stock) outstanding at the effective time of the Merger. As a result, on the Effective Date, we issued approximately 52.2 million common shares, with a fair value of approximately $3.1 billion and paid approximately $3.8 billion in cash in exchange for all of the outstanding shares of Coventry common stock and outstanding awards. Substantially all of Coventry's outstanding equity awards vested and were paid out in cash and canceled in connection with the Merger. An insignificant amount of outstanding Coventry equity awards that pursuant to their terms did not become vested at the effective time of the Merger (the “Rollover Units”) were converted into cash-settled Aetna restricted stock units in connection with the Merger. We funded the cash portion of the purchase price through a combination of available cash on hand and proceeds from the issuance of long-term debt and commercial paper.

The components of consideration transferred for the acquisition of Coventry were as follows:
(Certain amounts may reflect rounding adjustments)

	Conversion		Form of
(Millions, except per common share data)	Calculation	Fair Value	Consideration
Consideration Transferred:
Number of shares of Coventry common stock outstanding at May 7, 2013:	133.7
Multiplied by Aetna's share price at May 7, 2013, multiplied by the			Aetna
exchange ratio ($58.69*0.3885)	$22.80	$3,047.4	Common Shares
Multiplied by the per common share cash consideration	$27.30	$3,648.7	Cash
Number of shares underlying in-the-money Coventry stock options vested and unvested
outstanding as of May 7, 2013, canceled and exchanged for cash	4.9
Multiplied by the excess, if any, of (1) the sum of (x) the per common share cash consideration plus (y) the Aetna closing share price (1)
multiplied by the exchange ratio ($57.93*0.3885) over
(2) the weighted-average exercise price of such
in-the-money stock options	$15.94	$78.1	Cash
Number of Coventry performance share units and restricted stock
units outstanding at May 7, 2013, canceled and paid in cash	1.6
Multiplied by the equity award cash consideration	$49.80	$58.5	Cash (2)
Number of Coventry restricted shares outstanding at May 7, 2013:	1.1
Less: employee tax withholdings	(.4)	$18.8	Cash
Net restricted shares outstanding at May 7, 2013	.7
Multiplied by Aetna's share price at May 7, 2013, multiplied by			Aetna
the exchange ratio ($58.69*0.3885)	$22.80	$17.2	Common Shares
Multiplied by the per common share cash consideration	$27.30	$20.5	Cash
Other consideration transferred (3)		6.9
Total consideration transferred		$6,896.1

(1)
Based on the average of the volume weighted averages of the trading prices of Aetna common shares on the New York Stock Exchange for each of the five consecutive trading days ending on the trading day that was two trading days prior to the Effective Date.

(2)
Pursuant to the terms of certain employment agreements, an aggregate of approximately .5 million performance share units and restricted stock units did not automatically vest upon the change of control of Coventry. In the absence of such automatic vesting upon a change in control, pursuant to GAAP, Aetna estimated the fair value of these awards at the Effective Date and attributed that fair value to pre-Merger and post-Merger services. Accordingly, $6.9 million of the fair value of these awards was attributed to pre-Merger services and is included in the estimated consideration transferred, and approximately $19.0 million will be accounted for in Aetna's post-Merger financial statements as transaction-related costs and reflected as a selling, general and administrative expense in Aetna's statements of income.

(3)
Certain of Coventry's named executive officers received payments pursuant to employment agreements entered into prior to the Coventry acquisition. The total compensation paid in cash pursuant to such agreements in connection with the Merger was $6.5 million. Other consideration transferred also includes the portion of the fair value of the Rollover Units that was attributed to pre-Merger services. The fair value attributable to post-Merger services will be recorded as selling, general and administrative expense in Aetna's post-Merger financial statements.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the Effective Date. The following table summarizes the estimated fair values of major classes of assets acquired and liabilities assumed as part of the Merger, reconciled to the total consideration transferred:

At May 7,
(Millions)	2013
Cash and cash equivalents	$2,195.6
Investments	2,156.4
Premiums and other receivables, net	1,102.4
Intangible assets acquired	1,490.0
Property and equipment	157.3
Other assets	97.5
Total assets acquired	7,199.2
Health care costs payable	1,440.1
Long-term debt	1,803.8
Net deferred tax liabilities (1)	251.2
Other liabilities	815.1
Total liabilities assumed	4,310.2
Total identifiable net assets	2,889.0
Goodwill acquired	4,007.1
Total consideration transferred	$6,896.1

(1)	Includes $521.5 million of deferred tax liabilities on identifiable intangible assets acquired and $75.8 million of deferred tax assets on the fair value adjustment to Coventry's outstanding debt.

The estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as intangible asset lives, can materially impact our operating results. We will finalize the Coventry purchase accounting for the various open items as soon as reasonably possible during the measurement period. The finalization of our purchase accounting assessment could result in changes in the valuation of assets and liabilities acquired which could be material.

As of the Effective Date, the expected fair value of premiums receivable and other receivables approximated their historical cost. The gross contractual receivable for premiums receivable was $485.5 million, of which $12.5 million is not expected to be collectible. The gross contractual receivable for other receivables was $643.5 million, of which $14.1 million is not expected to be collectible.

In connection with the acquisition of Coventry, all of Coventry's outstanding debt remained outstanding. Debt is required to be measured at fair value under the acquisition method of accounting. As a result of this fair value adjustment, the carrying value of Coventry's debt has increased by approximately $217 million, and this increase will be amortized as a reduction to interest expense over the remaining life of the debt.

The fair value and weighted-average useful lives for all intangible assets acquired are as follows:

	Fair Value (Millions)	Useful Life (Years)
Customer lists	$810.0	10
Provider networks	550.0	17
Trademarks/tradenames	100.0	10
Technology	30.0	4
Total	$1,490.0

Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the future economic benefits arising from other intangible assets acquired that do not qualify for separate recognition. Specifically, the goodwill recognized with the acquisition of Coventry includes expected synergies and other benefits that we believe will result from combining the operations of Coventry with the operations of Aetna, as well as any intangible assets that do not qualify for separate recognition.

We preliminarily recorded goodwill related to this acquisition of approximately $4.0 billion, of which $267 million will be tax deductible. All of the goodwill related to this acquisition has been assigned to our Health Care segment.

The amounts recognized for certain assets acquired and liabilities assumed are preliminary until the initial accounting for the acquisition is complete. The following items, among others, are considered preliminary until we gather sufficient information for the initial accounting to be complete:

•	the fair value estimates of property and equipment;

•	the nature and amounts recognized for current and deferred income tax assets and liabilities;

•
the nature, amounts recognized and measurement basis of certain liabilities, including liabilities arising from contingencies recognized at acquisition (refer to Note 14 beginning on page 30 for additional information); and

•	qualitative and quantitative information related to goodwill recorded at acquisition, including the allocation of goodwill to reporting units, as appropriate.

Actual and Pro Forma Impact of Acquisition
The results of Coventry have been included in our results from the Effective Date through June 30, 2013. Revenues and net income of Coventry included in our results for three months ended June 30, 2013 were $2.1 billion and $56.2 million, respectively.

The following table presents supplemental pro forma information as if the Merger had occurred on January 1, 2012 for the three and six months ended June 30, 2013 and 2012. The pro forma consolidated results are not necessarily indicative of what our consolidated results would have been had the Merger been completed on January 1, 2012. In addition, the pro forma consolidated results do not purport to project the future results of the combined company nor do they reflect the expected realization of any cost savings associated with the Merger.

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2013	2012	2013	2012
Total revenue	$12,926.3	$12,264.1	$25,871.0	$24,778.7
Net income	640.7	541.3	1,280.8	1,210.1
Earnings per share:
Basic	$1.70	$1.37	$3.39	$3.04
Diluted	1.68	1.36	3.36	3.00

During the three and six months ended June 30, 2013, we incurred $81.4 million ($101.3 million pretax) and $106.0 million ($138.4 million pretax), respectively, of transaction and integration-related costs related to the acquisition of Coventry. Transaction costs include advisory, legal and other professional fees and transaction-related payments that are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the acquisition of Coventry. The components of negative cost of carry associated with the permanent financing are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. Integration-related costs are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. No transaction or integration-related costs were incurred in the comparable periods in 2012.

The unaudited pro forma consolidated results for the three and six months ended June 30, 2013 and 2012 reflect the following pro forma adjustments:

•	Elimination of intercompany transactions between Aetna and Coventry, primarily related to network rental fees.

•	Foregone interest income associated with cash and cash equivalents and investments assumed to have been used to partially fund the Merger.

•	Foregone interest income associated with adjusting the amortized cost of Coventry's investment portfolio to fair value as of the completion of the Merger.

•
Elimination of historical Coventry intangible asset amortization expense and capitalized internal-use software amortization expense and addition of intangible asset amortization expense relating to intangibles valued as part of the acquisition.

•
Additional interest expense from the long-term debt Aetna issued in November 2012 as well as the interest expense on short-term debt Aetna issued in March and April 2013. Interest expense was also reduced for the amortization of the fair value adjustment to long-term debt.

•	Elimination of transaction and integration-related costs incurred by Aetna and/or Coventry during 2013 and 2012.

•	The modifications above were adjusted for the applicable tax impact.

•
Conforming adjustments to align Coventry's presentation to Aetna's accounting policies. At this time, we are not aware of any accounting policy differences that would have a material impact on the combined company's financial statements, however, as we complete our review of Coventry's accounting policies, it is possible that other policy differences may be identified that, when conformed, could have a material impact on the combined company financial statements.

•
Elimination of revenue and directly identifiable costs related to the sale of Aetna's Missouri Medicaid business, Missouri Care, Incorporated (“Missouri Care”), to WellCare Health Plans, Inc. on March 31, 2013.

Completed Disposition
In connection with the acquisition of Coventry, on March 31, 2013, we completed the sale of Missouri Care to WellCare Health Plans, Inc. The sale price was not material and did not have a material impact on our financial position or operating results.

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

The computations of basic and diluted EPS for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2013	2012	2013	2012
Net income attributable to Aetna	$536.0	$457.6	$1,026.1	$968.6
Weighted average shares used to compute basic EPS	356.2	341.7	342.1	346.0
Dilutive effect of outstanding stock-based compensation awards (1)	3.9	4.5	3.5	5.5
Weighted average shares used to compute diluted EPS	360.1	346.2	345.6	351.5
Basic EPS	$1.50	$1.34	$3.00	$2.80
Diluted EPS	$1.49	$1.32	$2.97	$2.76

(1)
Stock-based compensation awards are not included in the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).  Approximately 3.4 million stock appreciation rights were not included in the calculation of diluted EPS for the six months ended June 30, 2013 and 7.5 million and 7.4 million stock appreciation rights were not included in the calculation of diluted EPS for the three and six months ended June 30, 2012, respectively, because they were anti-dilutive. All stock options were included in the calculation of diluted EPS for the three and six months ended June 30, 2013 and 2012.

In connection with the May 7, 2013 acquisition of Coventry, we issued approximately 52.2 million Aetna common shares in exchange for all the outstanding shares of Coventry common stock. Those Aetna common shares were outstanding and included in the calculation of weighted average shares used to compute basic EPS for the period from the Effective Date until June 30, 2013. In future periods, those Aetna common shares will be outstanding for the full reporting period and will be weighted accordingly.

5.     Operating Expenses

For the three and six months ended June 30, 2013 and 2012, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Selling expenses	$332.2	$271.4	$629.4	$547.7
General and administrative expenses:
Salaries and related benefits	992.6	754.2	1,795.1	1,556.3
Other general and administrative expenses (1) (2)	769.6	620.8	1,409.1	1,208.4
Total general and administrative expenses	1,762.2	1,375.0	3,204.2	2,764.7
Total operating expenses	$2,094.4	$1,646.4	$3,833.6	$3,312.4

(1)
Includes $95.9 million and $120.2 million of transaction and integration-related costs related to the acquisition of Coventry, including advisory, legal and other professional services fees and transaction-related payments as well as integration costs incurred in the three and six months ended June 30, 2013, respectively.

(2)
In 2008, as a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re. This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party including the reinsurance recoverable and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing second quarter 2013 other general and administrative expenses by $42.2 million pretax.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 15 beginning on page 33 for additional information.

6.	Goodwill and Other Acquired Intangible Assets

The change in goodwill for the six months ended June 30, 2013 was as follows:

(Millions)	2013
Balance, beginning of the period	$6,214.4
Goodwill acquired:
Coventry (1)	4,007.1
Other	(5.2)
Balance, end of the period (2)	$10,216.3

(1)	Goodwill related to the acquisition of Coventry is considered preliminary, pending the final allocation of the applicable purchase price.

(2)	At June 30, 2013, approximately $113 million was assigned to the Group Insurance segment, with the remainder assigned to the Health Care segment.

Other acquired intangible assets at June 30, 2013 and December 31, 2012 were comprised of the following:

(Millions)	Cost	Accumulated Amortization	Net Balance	Amortization Period (Years)
June 30, 2013
Provider networks	$1,253.2	$477.8	$775.4	12-25	(1)
Customer lists	1,347.0	291.3	1,055.7	5-14	(1)
Value of business acquired (“VOBA”)	149.2	38.9	110.3	20	(2)
Technology	146.6	37.0	109.6	4-10
Other	6.7	2.1	4.6	2-15
Definite-lived trademarks	165.0	18.4	146.6	9-20
Indefinite-lived trademarks	22.3	—	22.3
Total other acquired intangible assets	$3,090.0	$865.5	$2,224.5
December 31, 2012
Provider networks	$703.2	$458.2	$245.0	12-25	(1)
Customer lists	657.4	370.2	287.2	5-14	(1)
Value of business acquired	149.2	29.2	120.0	20	(2)
Technology	116.6	28.0	88.6	5-10
Other	6.7	1.5	5.2	2-15
Definite-lived trademarks	65.0	14.6	50.4	9-20
Indefinite-lived trademarks	22.3	—	22.3
Total other acquired intangible assets	$1,720.4	$901.7	$818.7

(1)
The amortization period for our provider networks and customer lists includes an assumption of renewal or extension of these arrangements.  At June 30, 2013 and December 31, 2012, the periods prior to the next renewal or extension for our provider networks primarily ranged from 1 to 3 years and the period prior to the next renewal or extension for our customer lists was approximately one year and two years, respectively. Any costs related to the renewal or extension of these contracts are expensed as incurred.

(2)	VOBA is being amortized over the expected life of the acquired contracts in proportion to estimated premium.

Refer to Note 3 on page 7 for additional information about other acquired intangible assets in connection with the acquisition of Coventry on the Effective Date.

We estimate annual pretax amortization for other acquired intangible assets for 2013 and in each of the next five years to be as follows:

(Millions)
2013	$214.4
2014	238.0
2015	222.0
2016	215.1
2017	201.0
2018	192.6

7.     Investments

Total investments at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,146.7	$16,997.9	$19,144.6	$2,006.8	$16,821.0	$18,827.8
Mortgage loans	151.3	1,404.3	1,555.6	214.4	1,429.2	1,643.6
Other investments	1.3	1,608.2	1,609.5	.7	1,448.0	1,448.7
Total investments	$2,299.3	$20,010.4	$22,309.7	$2,221.9	$19,698.2	$21,920.1

On the Effective Date, we completed the acquisition of Coventry. As a result, on that date we acquired approximately $2.2 billion of current and long-term investments, primarily consisting of state and municipal bonds and U.S. corporate securities.

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2013 and December 31, 2012 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2013
Debt securities:
U.S. government securities	$1,517.1	$93.9	$(1.6)		$1,609.4
States, municipalities and political subdivisions	3,716.9	151.5	(77.2)		3,791.2
U.S. corporate securities	7,168.4	526.2	(122.2)		7,572.4
Foreign securities	3,032.7	211.6	(60.9)		3,183.4
Residential mortgage-backed securities	982.6	24.6	(16.2)		991.0
Commercial mortgage-backed securities	1,323.7	102.5	(5.8)	(1)	1,420.4
Other asset-backed securities	435.6	19.2	(2.5)	(1)	452.3
Redeemable preferred securities	61.2	9.4	(2.1)		68.5
Total debt securities	18,238.2	1,138.9	(288.5)		19,088.6
Equity securities	51.3	9.0	(4.3)		56.0
Total debt and equity securities (2)	$18,289.5	$1,147.9	$(292.8)		$19,144.6
December 31, 2012
Debt securities:
U.S. government securities	$1,413.4	$147.9	$(1.8)		$1,559.5
States, municipalities and political subdivisions	2,770.9	267.9	(4.3)		3,034.5
U.S. corporate securities	6,926.2	871.7	(7.3)		7,790.6
Foreign securities	2,988.1	391.3	(8.8)		3,370.6
Residential mortgage-backed securities	929.5	49.9	(.4)		979.0
Commercial mortgage-backed securities	1,268.7	149.7	(1.8)	(1)	1,416.6
Other asset-backed securities	517.4	28.3	(3.6)	(1)	542.1
Redeemable preferred securities	89.6	12.3	(7.3)		94.6
Total debt securities	16,903.8	1,919.0	(35.3)		18,787.5
Equity securities	38.3	5.1	(3.1)		40.3
Total debt and equity securities (2)	$16,942.1	$1,924.1	$(38.4)		$18,827.8

(1)
At June 30, 2013 and December 31, 2012, we held securities for which we previously recognized $22.9 million and $25.2 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at June 30, 2013 and December 31, 2012 of $8.0 million and $9.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 35 for additional information on our accounting for discontinued products).  At June 30, 2013, debt and equity securities with a fair value of approximately $3.6 billion, gross unrealized capital gains of $329.9 million and gross unrealized capital losses of $62.3 million and, at December 31, 2012, debt and equity securities with a fair value of approximately $4.0 billion, gross unrealized capital gains of $559.4 million and gross unrealized capital losses of $19.4 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at June 30, 2013 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$713.2
One year through five years	4,698.7
After five years through ten years	5,805.7
Greater than ten years	5,007.3
Residential mortgage-backed securities	991.0
Commercial mortgage-backed securities	1,420.4
Other asset-backed securities	452.3
Total	$19,088.6

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2013 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2013, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.8 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At June 30, 2013, these securities had an average credit quality rating of AA+ and a weighted average duration of 2.9 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2013, these securities had an average credit quality rating of AA+ and a weighted average duration of 3.0 years.

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

Summarized below are the debt and equity securities we held at June 30, 2013 and December 31, 2012 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013
Debt securities:
U.S. government securities	$130.2	$1.2	$14.5	$.4	$144.7	$1.6
States, municipalities and political subdivisions	1,664.3	76.2	22.8	1.0	1,687.1	77.2
U.S. corporate securities	2,301.5	120.6	10.1	1.6	2,311.6	122.2
Foreign securities	1,035.0	60.4	16.5	.5	1,051.5	60.9
Residential mortgage-backed securities	501.5	16.1	1.5	.1	503.0	16.2
Commercial mortgage-backed securities	147.0	5.5	19.4	.3	166.4	5.8
Other asset-backed securities	136.5	2.5	—	—	136.5	2.5
Redeemable preferred securities	15.0	.5	2.9	1.6	17.9	2.1
Total debt securities	5,931.0	283.0	87.7	5.5	6,018.7	288.5
Equity securities	10.5	1.5	10.3	2.8	20.8	4.3
Total debt and equity securities (1)	$5,941.5	$284.5	$98.0	$8.3	$6,039.5	$292.8
December 31, 2012
Debt securities:
U.S. government securities	$138.3	$1.4	$15.1	$.4	$153.4	$1.8
States, municipalities and political subdivisions	264.6	3.0	28.5	1.3	293.1	4.3
U.S. corporate securities	598.4	6.1	10.8	1.2	609.2	7.3
Foreign securities	270.4	1.4	35.6	7.4	306.0	8.8
Residential mortgage-backed securities	51.7	.3	2.1	.1	53.8	.4
Commercial mortgage-backed securities	6.3	.1	46.1	1.7	52.4	1.8
Other asset-backed securities	44.8	.1	1.5	3.5	46.3	3.6
Redeemable preferred securities	12.2	.2	10.0	7.1	22.2	7.3
Total debt securities	1,386.7	12.6	149.7	22.7	1,536.4	35.3
Equity securities	16.4	2.1	13.0	1.0	29.4	3.1
Total debt and equity securities (1)	$1,403.1	$14.7	$162.7	$23.7	$1,565.8	$38.4

(1)
At June 30, 2013 and December 31, 2012, debt and equity securities in an unrealized capital loss position of $62.3 million and $19.4 million, respectively, and with related fair value of $890.9 million and $225.2 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At June 30, 2013, we did not have the intention to sell the debt securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2013 were as follows:

	Supporting experience-rated and discontinued products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$48.3	$—	$48.3	$—
One year through five years	60.5	1.7	1,028.9	19.1	1,089.4	20.8
After five years through ten years	365.8	17.5	2,121.9	95.0	2,487.7	112.5
Greater than ten years	408.1	38.1	1,179.3	92.6	1,587.4	130.7
Residential mortgage-backed securities	19.5	.4	483.5	15.8	503.0	16.2
Commercial mortgage-backed securities	8.7	.4	157.7	5.4	166.4	5.8
Other asset-backed securities	7.5	.1	129.0	2.4	136.5	2.5
Total	$870.1	$58.2	$5,148.6	$230.3	$6,018.7	$288.5

Net realized capital (losses) gains for the three and six months ended June 30, 2013 and 2012, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
OTTI losses on debt securities	$(21.4)	$(2.0)	$(27.2)	$(8.6)
Portion of OTTI losses on debt securities recognized in other comprehensive income	—	.1	—	.1
Net OTTI losses on debt securities recognized in earnings	(21.4)	(1.9)	(27.2)	(8.5)
Net realized capital (losses) gains, excluding OTTI losses on debt securities	(8.4)	10.5	27.7	68.8
Net realized capital (losses) gains	$(29.8)	$8.6	$.5	$60.3

The net realized capital losses for the three months ended June 30, 2013 were primarily attributable to yield-related OTTI on debt securities, primarily on U.S. Treasury securities. Net realized capital gains for the six months ended June 30, 2013 were primarily attributable to gains from the sale of debt securities almost entirely offset by yield-related OTTI on debt securities, primarily on U.S. Treasury securities. Net realized capital gains for the three and six months ended June 30, 2012 were primarily attributable to the sale of debt securities, partially offset by losses from derivative transactions.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Proceeds on sales	$2,406.8	$1,075.5	$3,782.5	$2,815.3
Gross realized capital gains	21.6	41.0	58.9	104.9
Gross realized capital losses	36.0	5.4	43.4	11.3

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and six months ended June 30, 2013 and 2012 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
New mortgage loans	$21.1	$22.6	$63.6	$60.5
Mortgage loans fully repaid	102.9	10.8	119.5	37.3
Mortgage loans foreclosed	—	16.7	—	16.7

At June 30, 2013 and December 31, 2012, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at June 30, 2013 or December 31, 2012.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, credit worthiness of the borrower and deal structure.  Based upon our most recent assessments at June 30, 2013 and December 31, 2012, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	June 30, 2013	December 31, 2012
1	$71.8	$94.0
2 to 4	1,391.7	1,451.1
5	54.1	60.2
6 and 7	38.0	38.3
Total	$1,555.6	$1,643.6

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at June 30, 2013 and December 31, 2012 of approximately $217 million and $215 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.6 billion and $5.4 billion at June 30, 2013 and December 31, 2012, respectively.  The hedge fund partnership had total assets of approximately $7.5 billion and $7.0 billion at June 30, 2013 and December 31, 2012, respectively.

Non-controlling (Minority) Interests
At June 30, 2013 and December 31, 2012, continuing business non-controlling interests were approximately $51 million and $23 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net loss attributable to non-controlling interests was $2.8 million and $2.0 million for the three and six months ended June 30, 2013, respectively, and net income attributable to non-controlling interests was $.4 million and $1.0 million for the three and six months ended June 30, 2012, respectively.

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Debt securities	$191.2	$191.8	$380.0	$388.7
Mortgage loans	24.1	26.9	48.9	65.5
Other investments	19.4	12.5	49.0	26.1
Gross investment income	234.7	231.2	477.9	480.3
Less: investment expenses	(9.7)	(7.6)	(17.8)	(14.9)
Net investment income (1)	$225.0	$223.6	$460.1	$465.4

(1)
Net investment income includes $69.5 million and $148.8 million for the three and six months ended June 30, 2013, respectively, and $77.5 million and $158.8 million for the three and six months ended June 30, 2012, respectively, related to investments supporting our experience-rated and discontinued products.

8.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Cost
Six months ended June 30, 2013
Balance at December 31, 2012	$57.3		$825.2		$(29.5)		$(1,909.4)		$23.0		$(1,033.4)
Other comprehensive (loss) income
before reclassifications	(34.5)		(473.3)		18.9		—		—		(488.9)
Amounts reclassified from accumulated
other comprehensive income	18.6	(2)	3.1	(2)	1.7	(3)	25.2	(4)	(1.3)	(4)	47.3
Other comprehensive (loss) income	(15.9)		(470.2)		20.6		25.2		(1.3)		(441.6)
Balance at June 30, 2013	$41.4		$355.0		$(8.9)		$(1,884.2)		$21.7		$(1,475.0)
Six months ended June 30, 2012
Balance at December 31, 2011	$58.2		$595.2		$(33.7)		$(1,834.6)		$25.7		$(1,189.2)
Other comprehensive (loss) income	(.7)		110.9		1.1		24.3		(1.3)		134.3
Balance at June 30, 2012	$57.5		$706.1		$(32.6)		$(1,810.3)		$24.4		$(1,054.9)

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statement of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statement of Income, except for derivatives related to interest rate swaps which are reflected in interest expense and were not material during the six months ended June 30, 2013.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statement of Income (Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 27 for additional information).

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2013 or December 31, 2012.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2013 or December 31, 2012.  The total fair value of our broker quoted securities was approximately $112 million at June 30, 2013 and $117 million at December 31, 2012.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at June 30, 2013 and December 31, 2012 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Debt securities:
U.S. government securities	$1,350.6	$258.8	$—	$1,609.4
States, municipalities and political subdivisions	—	3,779.7	11.5	3,791.2
U.S. corporate securities	—	7,525.7	46.7	7,572.4
Foreign securities	—	3,138.0	45.4	3,183.4
Residential mortgage-backed securities	—	991.0	—	991.0
Commercial mortgage-backed securities	—	1,402.5	17.9	1,420.4
Other asset-backed securities	—	423.0	29.3	452.3
Redeemable preferred securities	—	61.5	7.0	68.5
Total debt securities	1,350.6	17,580.2	157.8	19,088.6
Equity securities	17.0	.2	38.8	56.0
Derivatives	—	38.4	—	38.4
Total	$1,367.6	$17,618.8	$196.6	$19,183.0
Liabilities:
Derivatives	$—	$1.4	$—	$1.4
December 31, 2012
Assets:
Debt securities:
U.S. government securities	$1,311.4	$248.1	$—	$1,559.5
States, municipalities and political subdivisions	—	3,031.8	2.7	3,034.5
U.S. corporate securities	—	7,736.0	54.6	7,790.6
Foreign securities	—	3,317.9	52.7	3,370.6
Residential mortgage-backed securities	—	979.0	—	979.0
Commercial mortgage-backed securities	—	1,396.5	20.1	1,416.6
Other asset-backed securities	—	512.6	29.5	542.1
Redeemable preferred securities	—	80.5	14.1	94.6
Total debt securities	1,311.4	17,302.4	173.7	18,787.5
Equity securities	18.2	—	22.1	40.3
Derivatives	—	8.9	—	8.9
Total	$1,329.6	$17,311.3	$195.8	$18,836.7
Liabilities:
Derivatives	$—	$.3	$—	$.3

There were no transfers between Levels 1 and 2 during the three or six months ended June 30, 2013 and 2012. Gross transfers out of Level 3 during the three and six months ended June 30, 2013 were $19.2 million and $27.2 million, respectively, primarily related to Foreign securities, U.S. corporate securities and securities of States, municipalities and political subdivisions. There were no transfers into Level 3 during the three and six months ended June 30, 2013. Gross transfers out of Level 3 were $22.7 million during the three or six months ended June 30, 2012, and gross transfers into Level 3 were $1.8 million during the three and six months ended June 30, 2012.

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

Bank loans: Where fair value is determined by quoted market prices of bank loans with similar characteristics, our bank loans are classified as Level 2 because they are traded in markets where quoted market prices are not readily available. For bank loans classified as Level 3, fair value is determined by outside brokers using an internal analysis through a combination of their knowledge of the current pricing environment and market flows.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Mortgage loans	$1,555.6	$—	$—	$1,610.7	$1,610.7
Bank loans	76.1	—	65.1	10.2	75.3
Liabilities:
Investment contract liabilities:
With a fixed maturity	11.0	—	—	11.0	11.0
Without a fixed maturity	576.3	—	—	544.3	544.3
Long-term debt	8,280.1	—	8,697.8	—	8,697.8

December 31, 2012
Assets:
Mortgage loans	$1,643.6	$—	$—	$1,698.6	$1,698.6
Liabilities:
Investment contract liabilities:
With a fixed maturity	18.5	—	—	18.5	18.5
Without a fixed maturity	590.2	—	—	611.1	611.1
Long-term debt	6,481.3	—	7,408.7	—	7,408.7

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 21.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013				December 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$752.2	$2,213.7	$.3	$2,966.2	$721.7	$2,343.9	$.4	$3,066.0
Equity securities	192.2	.9	—	193.1	194.9	1.0	—	195.9
Derivatives	—	1.1	—	1.1	—	(1.8)	—	(1.8)
Common/collective trusts	—	754.7	—	754.7	—	749.0	—	749.0
Total (1)	$944.4	$2,970.4	$.3	$3,915.1	$916.6	$3,092.1	$.4	$4,009.1

(1)	Excludes $269.0 million and $238.0 million of cash and cash equivalents and other receivables at June 30, 2013 and December 31, 2012, respectively.

There were no transfers of Separate Accounts financial assets between Levels 1 and 2 during the three or six months ended June 30, 2013 and 2012. There were no transfers of Separate Accounts financial assets into Level 3 during the three or six months ended June 30, 2013 or 2012. Gross transfers of such assets out of Level 3 during the three and six months ended June 30, 2013 were $4.1 million and $4.6 million, respectively. Gross transfers of such assets out of Level 3 during the three and six months ended June 30, 2012 were $.6 million.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of June 30, 2013 and December 31, 2012 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset In the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
June 30, 2013
Derivatives	$42.1	$9.6	$(38.4)	$13.3
Total	$42.1	$9.6	$(38.4)	$13.3

December 31, 2012
Derivatives	$9.4	$12.5	$(7.5)	$14.4
Total	$9.4	$12.5	$(7.5)	$14.4

(1) There were no amounts offset in our Consolidated Balance Sheets at June 30, 2013 or December 31, 2012.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of June 30, 2013 and December 31, 2012 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset In the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
June 30, 2013
Derivatives	$1.4	$—	$(1.5)	$(.1)
Securities lending	470.6	(470.4)	—	.2
Total	$472.0	$(470.4)	$(1.5)	$.1

December 31, 2012
Derivatives	$.3	$—	$—	$.3
Securities lending	47.1	(47.1)	—	—
Total	$47.4	$(47.1)	$—	$.3

(1) There were no amounts offset in our Consolidated Balance Sheets at June 30, 2013 or December 31, 2012.

10.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and six months ended June 30, 2013 and 2012 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$—	$.1	$—	$.1
Amortization of prior service cost	(.1)	(.1)	(.2)	(.2)	(.8)	(.9)	(1.7)	(1.8)
Interest cost	67.8	74.6	135.7	149.2	2.7	3.6	5.5	7.2
Expected return on plan assets	(99.1)	(96.9)	(198.2)	(193.7)	(.6)	(.8)	(1.2)	(1.4)
Recognized net actuarial losses	18.7	17.7	37.6	35.2	.6	1.1	1.1	2.2
Net periodic benefit (income) cost	$(12.7)	$(4.7)	$(25.1)	$(9.5)	$1.9	$3.1	$3.7	$6.3

11.    Debt

The carrying value of our long-term debt at June 30, 2013 and December 31, 2012 was as follows:

(Millions)	June 30, 2013	December 31, 2012
Senior notes, 6.3%, due 2014	$397.2	$—
Senior notes, 6.125%, due 2015	246.3	—
Senior notes, 6.0%, due 2016	748.7	748.5
Senior notes, 5.95%, due 2017	442.2	—
Senior notes, 1.75%, due 2017	248.7	248.6
Senior notes, 1.5%, due 2017	497.9	497.7
Senior notes, 6.5%, due 2018	494.9	494.8
Senior notes, 3.95%, due 2020	743.9	743.4
Senior notes, 5.45%, due 2021	709.2	—
Senior notes, 4.125%, due 2021	494.5	494.1
Senior notes, 2.75%, due 2022	984.2	983.4
Senior notes, 6.625%, due 2036	769.7	769.7
Senior notes, 6.75%, due 2037	530.5	529.5
Senior notes, 4.5%, due 2042	479.7	479.3
Senior notes, 4.125%, due 2042	492.5	492.3
Total long-term debt	$8,280.1	$6,481.3

As discussed in Note 3 beginning on page 7, our total long-term debt outstanding increased by $1.8 billion as a result of the acquisition of Coventry, which includes $216.6 million to adjust the Coventry long-term debt to its estimated fair value. The principal amounts of the outstanding Coventry notes are $375 million of 6.3% senior notes due 2014, $229 million of 6.125% senior notes due 2015, $383 million of 5.95% senior notes due 2017 and $600 million of 5.45% senior notes due 2021.

At June 30, 2013 we had approximately $546 million of commercial paper outstanding with a weighted average interest rate of .33%. We issued approximately $700 million of commercial paper in March and April 2013 to finance a portion of the cash purchase price for the acquisition of Coventry. At December 31, 2012, we did not have any commercial paper outstanding.

Interest Rate Swaps
During June and July of 2012, we entered into two interest rate swaps with an aggregate notional value of $375 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to refinance long-term debt maturing in June 2016. At June 30, 2013, these interest rate swaps had a pretax fair value gain of $37.0 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders' equity.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, and in connection with the acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment”, and together with the First Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.5 billion. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. On March 27, 2013, the maturity date of the Facility was extended by one year to March 27, 2018.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at June 30, 2013.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30, 2013.  There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2013.

12.    Capital Stock

On February 19, 2013 and July 27, 2012, our Board of Directors (our “Board”) authorized two separate share repurchase programs. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the six months ended June 30, 2013, we repurchased approximately 11 million shares of common stock at a cost of approximately $625 million.  At June 30, 2013, we had remaining authorization to repurchase an aggregate of up to approximately $630 million of common stock under the February 19, 2013 program.

During the six months ended June 30, 2013 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 19, 2013	$.20	April 11, 2013	April 26, 2013	$65.2
May 17, 2013	.20	July 11, 2013	July 26, 2013	74.4

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

On the Effective Date, we issued approximately 52.2 million Aetna common shares, with a fair value of approximately $3.1 billion and paid approximately $3.8 billion in cash in exchange for all the outstanding shares of Coventry common stock and outstanding awards.

On May 24, 2013, approximately .5 million restricted stock units (“RSUs”) were granted to certain employees.

On February 1, 2013, approximately .5 million performance stock units (“PSUs”), 1.1 million market stock units (“MSUs”) and 1.1 million RSUs were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals during the performance periods as determined by our Board’s Committee on Compensation and Organization.  The PSUs have two separate performance periods which relate to the Company's operating performance during the years ending December 31, 2013 and December 31, 2014. The vesting period for the PSUs ends on February 1, 2015. The number of vested MSUs (which could range from zero to 150% of the original number of units granted) is based on the percentage change between the closing price of our common stock on the grant date and the weighted average closing price of our common stock for the thirty trading days prior to and including the vesting dates.  Certain MSUs contain a performance condition that relates to the Company's cumulative performance during the years ending December 31, 2013 and December 31, 2014. The vesting period for the MSUs ends February 1, 2016. Each vested PSU, MSU and RSU represents one share of common stock and will be paid in shares of common stock, net of taxes, at the end of the applicable vesting period.  The RSUs will become 100% vested approximately three years from the grant date, with one-third vesting each December.

13.    Dividend Restrictions and Statutory Surplus

Under regulatory requirements at June 30, 2013, the amount of dividends that may be paid through the end of 2013 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.3 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. In the second quarter of 2013, our insurance and HMO subsidiaries paid approximately $877 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $8.8 billion and $6.4 billion at June 30, 2013 and December 31, 2012, respectively.

14.    Commitments and Contingencies

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers.  Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered as offsets to premium taxes.  Some states have similar laws relating to HMOs.  The Pennsylvania Insurance Commissioner (the “Commissioner”) has placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In May 2012, the state court denied the request and ordered the Commissioner to propose a rehabilitation plan. In September 2012, the state court finalized its opinion that Penn Treaty is not insolvent and remains in rehabilitation. The Commissioner has appealed the state court's decision and has filed a proposed rehabilitation plan with the state court. If the rehabilitation is not successful and Penn Treaty ultimately is placed in liquidation, we and other insurers likely would be assessed over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders.  We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict whether rehabilitation efforts will succeed, the amount of the insolvency, if any, the amount and timing of associated guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets.  It is reasonably possible that in future reporting periods we may record a liability and expense relating to Penn Treaty or other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows.  While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

15.    Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  The acquired Coventry operations are reflected in our Health Care segment for the three and six months ended June 30, 2013. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Summarized financial information of our segments for the three and six months ended June 30, 2013 and 2012 was as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended June 30, 2013
Revenue from external customers	$10,791.1	$520.8	$30.3	$—	$11,342.2
Operating earnings (loss) (1)	559.2	29.9	3.8	(43.9)	549.0
Three Months Ended June 30, 2012
Revenue from external customers	$8,106.2	$457.7	$39.8	$—	$8,603.7
Operating earnings (loss) (1)	443.5	46.0	3.9	(41.4)	452.0
Six Months Ended June 30, 2013
Revenue from external customers	$19,514.3	$1,026.1	$75.3	$—	$20,615.7
Operating earnings (loss) (1)	1,052.0	61.1	10.0	(78.7)	1,044.4
Six Months Ended June 30, 2012
Revenue from external customers	$16,225.7	$912.3	$89.2	$—	$17,227.2
Operating earnings (loss) (1)	912.4	86.9	9.7	(79.6)	929.4

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Operating earnings	$549.0	$452.0	$1,044.4	$929.4
Transaction and integration-related costs, net of tax	(81.4)	—	(106.0)	—
Reduction of reserve for anticipated future losses on discontinued products, net of tax	55.9	—	55.9	—
Reversal of allowance and gain on sale of reinsurance recoverable, net of tax	32.1	—	32.1	—
Net realized capital (losses) gains, net of tax	(19.6)	5.6	(.3)	39.2
Net income attributable to Aetna	$536.0	$457.6	$1,026.1	$968.6

(1)
In addition to net realized capital gains (losses), the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs of $81.4 million ($101.3 million pretax) and $106.0 million ($138.4 million pretax) during the three and six months ended June 30, 2013, respectively, related to the acquisition of Coventry.  Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Effective Date, the negative cost of carry associated with the permanent financing is excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Effective Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings.

•
We reduced the reserve for anticipated future losses on discontinued products by $55.9 million ($86.0 million pretax) for the three and six months ended June 30, 2013. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from operating earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results. Refer to Note 17 beginning on page 35 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

•
In 2008, as a result of the liquidation proceedings of Lehman Re, a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party including the reinsurance recoverable and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing second quarter 2013 other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue. These are other items in the second quarter of 2013 because they do not reflect underlying 2013 business performance.

16.     Reinsurance

In January 2013, we entered into four-year reinsurance agreements with Vitality Re IV Limited, an unrelated insurer. The agreements allow us to reduce our required capital and provide $150 million of collateralized excess of loss reinsurance coverage on a portion of Aetna's group Commercial Insured Health Care business.

In May 2013, we entered into two agreements with unrelated reinsurers to reinsure a portion of our Medicare Advantage business and a portion of our group Commercial Insured Health Care business, respectively. These contracts did not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting.

In 2008, as a result of the liquidation proceedings of Lehman Re, a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In September 2008, we took possession of assets supporting the reinsurance recoverable, which previously were held as collateral in a trust. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing second quarter 2013 other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue.

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  As a result of this review, $55.9 million ($86.0 million pretax) of the reserve was released in the three and six months ended June 30, 2013. This reserve release was primarily due to favorable investment performance as well as favorable retirement experience compared to assumptions we previously made in estimating the reserve. The reserve at each of June 30, 2013 and December 31, 2012 reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2013 and 2012 (pretax) was as follows:

(Millions)	2013	2012
Reserve, beginning of period	$978.5	$896.3
Operating income (loss)	1.1	(6.2)
Net realized capital gains	78.7	32.6
Reserve reduction	(86.0)	—
Reserve, end of period	$972.3	$922.7

During the six months ended June 30, 2013, our discontinued products reflected net realized capital gains, primarily attributable to gains from other invested assets and from the sale of debt securities.

Assets and liabilities supporting discontinued products at June 30, 2013 and December 31, 2012 were as follows: (1)

(Millions)	2013	2012
Assets:
Debt and equity securities available for sale	$2,237.4	$2,515.3
Mortgage loans	411.4	448.6
Other investments	708.6	711.6
Total investments	3,357.4	3,675.5
Other assets	49.0	79.2
Collateral received under securities loan agreements	94.1	3.8
Current and deferred income taxes	12.5	19.3
Receivable from continuing products (2)	517.2	556.0
Total assets	$4,030.2	$4,333.8
Liabilities:
Future policy benefits	$2,779.1	$2,857.6
Policyholders' funds	1.8	6.6
Reserve for anticipated future losses on discontinued products	972.3	978.5
Collateral payable under securities loan agreements	94.1	3.8
Other liabilities (3)	182.9	487.3
Total liabilities	$4,030.2	$4,333.8

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $98 million and $198 million for the three and six months ended June 30, 2013, respectively, and $100 million and $201 million for the three and six months ended June 30, 2012, respectively. There were no participant-directed withdrawals from our discontinued products during the three and six months ended June 30, 2013 or 2012.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2013, the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2013 and 2012, and the related consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.
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
July 30, 2013

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 44 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans and medical management capabilities, Medicaid health care management services, workers' compensation administrative services and health information technology products and services, including emerging businesses products and services, such as Accountable Care Solutions.  On May 7, 2013 (the “Effective Date”), we completed the acquisition of Coventry Health Care, Inc. (“Coventry”). The acquisition enhances the scope and geographic breadth of our Health Care products. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at June 30, 2013 and December 31, 2012 and operating results for the three and six months ended June 30, 2013 and 2012. We completed our acquisition of Coventry on May 7, 2013. As a result, Coventry's results after that date are reflected in our results for the three and six months ended June 30, 2013, which significantly affects the comparability of those results to the three and six months ended June 30, 2012.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2012 Annual Report on Form 10-K (the “2012 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Revenue:
Health Care	$10,847.5	$8,189.0	$19,670.4	$16,431.8
Group Insurance	587.1	523.9	1,173.9	1,068.6
Large Case Pensions	102.8	123.0	232.0	252.5
Total revenue	11,537.4	8,835.9	21,076.3	17,752.9
Net income attributable to Aetna	536.0	457.6	1,026.1	968.6
Operating earnings: (1)
Health Care	559.2	443.5	1,052.0	912.4
Group Insurance	29.9	46.0	61.1	86.9
Large Case Pensions	3.8	3.9	10.0	9.7
Cash flows from operations			583.5	1,117.8

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 41 for a discussion of non-GAAP measures.  Refer to pages 42, 46 and 47 for a reconciliation of operating earnings to net income attributable to Aetna for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings in aggregate increased for the three and six months ended June 30, 2013 compared to the corresponding periods in 2012. The increase in our business segment operating earnings is primarily due to the acquisition of Coventry in May 2013 as well as higher underwriting margins in our underlying Commercial Health Care business.

Total revenue increased during the three and six months ended June 30, 2013 compared to the corresponding periods in 2012 primarily due to higher Health Care premiums in each of our Commercial, Medicare and Medicaid businesses from the acquisition of Coventry as well as growth in our underlying Medicare membership.

As a result of the acquisition of Coventry, we acquired approximately 3.7 million medical members. At June 30, 2013, we served approximately 22.0 million medical members (consisting of approximately 38% Insured members and 62% administrative services contract (“ASC”) members), 14.3 million dental members and 13.8 million pharmacy benefit management services members.  At June 30, 2012, we served approximately 18.0 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.6 million dental members and 8.7 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2013 and 2012, generating $759 million and $1.2 billion of cash flows from operations in our Health Care and Group Insurance businesses during the six months ended June 30, 2013 and 2012, respectively.  During 2013, these cash flows contributed to funding the acquisition of Coventry, our ordinary course operating activities, the payment of cash dividends to shareholders and repurchases of shares of our common stock. We paid dividends to our shareholders of $131 million and $122 million during the six months ended June 30, 2013 and 2012, respectively. In addition, we repurchased 11 million and 21 million shares of common stock under our share repurchase programs at a cost of approximately $625 million and $925 million during the six months ended June 30, 2013 and 2012, respectively. On the Effective Date, we issued an aggregate of approximately 52.2 million shares of common stock to holders of Coventry common stock in connection with our acquisition of Coventry. Refer to “Liquidity and Capital Resources” beginning on page 51 and Note 12 of Condensed Notes to Consolidated Financial Statements on page 29 for additional information.

Acquisition of Coventry Health Care, Inc.
On August 19, 2012, we entered into a definitive agreement (as amended, the “Merger Agreement”) to acquire Coventry. On the Effective Date, we completed the acquisition of Coventry in a transaction valued at approximately $8.7 billion, including $1.8 billion fair value of Coventry's outstanding long-term debt. Coventry is a diversified managed health care company that offers a full portfolio of risk and fee-based products, including Medicare Advantage and Medicare Part D programs, Medicaid managed care plans, group and individual health insurance, coverage for specialty services such as workers' compensation administrative services, and network rental services.

Pursuant to the terms of the Merger Agreement, by and among Aetna, Jaguar Merger Subsidiary, Inc., a wholly owned subsidiary of Aetna (“Merger Sub”), and Coventry, Merger Sub merged with and into Coventry (the “Merger”), with Coventry continuing as the surviving corporation and a wholly owned subsidiary of Aetna.

Under the terms of the Merger Agreement, Coventry stockholders received $27.30 in cash and 0.3885 of an Aetna common share for each share of Coventry common stock (including restricted shares but excluding shares held by Coventry as treasury stock) outstanding at the effective time of the Merger. As a result, on the Effective Date, we issued approximately 52.2 million common shares with a fair value of approximately $3.1 billion and paid approximately $3.8 billion in cash in exchange for all of the outstanding shares of Coventry common stock and outstanding awards. Substantially all of Coventry's outstanding equity awards vested and were paid out in cash and canceled in connection with the Merger. We funded the cash portion of the purchase price with a combination of $2.0 billion of long-term debt issued in November 2012, approximately $700 million of commercial paper issued in March and April 2013 and approximately $1.1 billion of available cash on hand.

The Coventry acquisition adds medical membership, which we expect will enhance our diversified portfolio, increases our presence in government programs, which is an important element of our growth strategy, and improves our positioning and reach in health insurance exchange-based businesses.

In connection with the acquisition of Coventry, on March 31, 2013, we completed the sale of our Missouri Medicaid business, Missouri Care, Incorporated (“Missouri Care”), to WellCare Health Plans, Inc. The sale price was not material and did not have a material impact on our financial position or operating results.

Management Updates
On June 14, 2013, we announced that Francis S. Soistman would succeed Kristi Ann Matus as Executive Vice President, Government Services, and Ms. Matus would be leaving the Company effective July 5, 2013. On July 25, 2013, in connection with her departure, Ms. Matus and the Company entered into a separation agreement, the principal terms of which are described in Part II, Item 5 of this Quarterly Report on Form 10-Q.

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

Key components of the legislation will continue to be phased in over the next several years, with the most significant changes during that time due to occur in 2014, including health insurance exchanges (also known as health insurance marketplaces) (“Insurance Exchanges”), Medicare minimum medical loss ratios (“MLRs”), the individual coverage mandate, guaranteed issue, rating limits in the individual and small group markets, and new industry-wide fees, assessments and taxes.  We are dedicating and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state level health care reform.  While the federal government has issued a number of regulations implementing Health Care Reform, many significant parts of the legislation, including aspects of Insurance Exchanges, Medicaid expansion, employer penalties, assessments, fees and taxes, community rating, reinsurance, risk transfer, risk adjustment and the implementation of Medicare Advantage and Part D minimum MLRs have not yet been fully implemented and may require further guidance and clarification at the federal level and/or in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years, and given the inherent difficulty of foreseeing how individuals and businesses will respond to the choices afforded them by Health Care Reform, we cannot predict the full effect Health Care Reform will have on us.

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

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 33.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. The acquired Coventry operations after the Effective Date are reflected in our Health Care segment for the three and six months ended June 30, 2013.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Our discussion of our operating results is based on operating earnings, which is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as allocating resources among our businesses.  Operating earnings exclude from net income attributable to Aetna reported in accordance with GAAP, net realized capital gains or losses as well as other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance.  Although the excluded items may recur, we believe excluding them from net income to arrive at operating earnings provides more meaningful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities; however, these transactions do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  In each business segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income attributable to Aetna.  Each table details the net realized capital gains or losses and any other items excluded from net income, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income.

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

Operating Summary for the Three and Six Months Ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Premiums:
Commercial	$6,068.0	$5,202.6	$11,282.0	$10,379.7
Medicare	2,787.2	1,554.3	4,894.5	3,205.9
Medicaid	846.1	411.0	1,310.6	769.7
Total premiums	9,701.3	7,167.9	17,487.1	14,355.3
Fees and other revenue	1,089.8	938.3	2,027.2	1,870.4
Net investment income	80.2	77.1	153.6	158.8
Net realized capital (losses) gains	(23.8)	5.7	2.5	47.3
Total revenue	10,847.5	8,189.0	19,670.4	16,431.8
Health care costs	8,006.9	5,908.3	14,386.4	11,765.8
Operating expenses:
Selling expenses	305.9	250.2	575.9	506.0
General and administrative expenses	1,735.7	1,302.1	3,109.6	2,620.1
Total operating expenses	2,041.6	1,552.3	3,685.5	3,126.1
Amortization of other acquired intangible assets	50.7	35.9	82.0	72.6
Total benefits and expenses	10,099.2	7,496.5	18,153.9	14,964.5
Income before income taxes	748.3	692.5	1,516.5	1,467.3
Income taxes	285.0	245.0	558.9	523.8
Net income including non-controlling interests	463.3	447.5	957.6	943.5
Less: Net (loss) income attributable to non-controlling interests	(3.0)	.2	(3.4)	.3
Net income attributable to Aetna	$466.3	$447.3	$961.0	$943.2

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Net income attributable to Aetna	$466.3	$447.3	$961.0	$943.2
Transaction and integration-related costs, net of tax (1)	77.2	—	92.0	—
Net realized capital losses (gains), net of tax	15.7	(3.8)	(1.0)	(30.8)
Operating earnings	$559.2	$443.5	$1,052.0	$912.4

(1)
During the three and six months ended June 30, 2013, we incurred transaction and integration-related costs of $81.4 million ($101.3 million pretax) and $106 million ($138.4 million pretax), respectively, related to the acquisition of Coventry, of which $77.2 million ($94.9 million pretax) and $92.0 million ($116.9 million pretax), respectively, were recorded in the Health Care segment.  Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Effective Date, the negative cost of carry associated with the permanent financing is excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Effective Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings.

Operating earnings increased for the three and six months ended June 30, 2013 compared to the corresponding periods in 2012. The increase in operating earnings is primarily due to the acquisition of Coventry as well as higher underwriting margins in our underlying Commercial business.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three and six months ended June 30, 2013 and 2012, our MBRs by product were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Commercial	79.1%	81.7%	79.0%	80.8%
Medicare	89.1%	82.9%	88.5%	83.7%
Medicaid	85.9%	90.1%	87.1%	90.8%
Total	82.5%	82.4%	82.3%	82.0%

Refer to our discussion of Commercial and Medicare results below for an explanation of the changes in our MBRs.

Commercial operating results for the three and six months ended June 30, 2013 reflect the Coventry acquisition and an increase in premiums and higher underwriting margins in our underlying business compared to the corresponding periods in 2012.
Commercial premiums increased approximately $865 million and $902 million for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012, as a result of the acquisition of Coventry as well as higher premium rates in our underlying business.

Our Commercial MBR was 79.1% and 79.0% for the three and six months ended June 30, 2013, respectively, compared to 81.7% and 80.8% for the corresponding periods in 2012.  For the three months ended June 30, 2013 the improvement in our Commercial MBR is primarily due to lower than projected medical cost trends driven primarily by lower than projected utilization of medical services, which resulted in favorable development of prior period health care cost estimates, primarily attributable to 2013 performance. The improvement in our Commercial MBR for the six months ended June 30, 2013 is due to the impact of increased favorable development of prior-years' health care cost estimates in 2013. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2012 Annual Report for a discussion of Health Care Costs Payable at December 31, 2012.

Medicare operating results for the three and six months ended June 30, 2013 reflect an increase in membership from the Coventry acquisition, offset by lower underwriting margins in our underlying business compared to the corresponding periods in 2012.
Medicare premiums increased approximately $1.2 billion and $1.7 billion for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012. For the three months ended June 30, 2013, the increase is primarily due to the addition of Coventry membership and higher premium from underlying Medicare membership growth. The increase for the six months ended June 30, 2013 is primarily driven by underlying Medicare membership growth and the addition of Coventry membership.

Our Medicare MBR was 89.1% and 88.5% for the three and six months ended June 30, 2013, respectively, compared to 82.9% and 83.7% for the corresponding periods in 2012. The increase in our Medicare MBR for both the three and six month periods is due to favorable 2012 experience being reflected in establishing customer premiums upon renewal as well as the impact of sequestration on Medicare reimbursement rates and underperformance in two specific Medicare product offerings, largely driven by new member claim experience.

Medicaid operating results for the three and six months ended June 30, 2013 primarily reflect an increase in membership from the Coventry acquisition compared to the corresponding periods in 2012.
Medicaid premiums increased approximately $435 million and $541 million for the three and six months ended June 30, 2013, respectively, compared to the corresponding periods in 2012, as a result of the addition of Coventry membership as well as, in the six months ended June 30, 2013, the favorable impact of in-state expansions and growth in high acuity populations in our underlying business.

Our Medicaid MBR was 85.9% and 87.1% for the three and six months ended June 30, 2013, respectively, compared to 90.1% and 90.8% for the corresponding periods in 2012. The improvement in our Medicaid MBR for the three months ended June 30, 2013 is primarily due to the inclusion of Coventry, which added geographies carrying relatively lower MBRs and favorable development of prior period health care cost estimates. The improvement in our Medicaid MBR for the six months ended June 30, 2013 is primarily due to the impact of increased favorable development of prior-years' health care cost estimates in 2013 and the inclusion of Coventry.

Fees and Other Revenue
Health Care fees and other revenue increased approximately $152 million and $157 million for the three and six months ended June 30, 2013, respectively compared to the corresponding periods in 2012. The increase in both the three and six month periods is due to the acquisition of Coventry's service businesses.

General and Administrative Expenses
General and administrative expenses increased $434 million and $490 million for the three and six months ended June 30, 2013, respectively, compared with the corresponding periods of 2012, due primarily to the inclusion of general and administrative costs relating to Coventry and higher business volume from underlying membership growth as well as transaction and integration-related costs incurred for the Coventry acquisition which were partially offset by continued execution of our expense initiatives.

Membership
Health Care’s membership at June 30, 2013 and 2012 was as follows:

	2013			2012
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,937	12,697	18,634	4,745	11,476	16,221
Medicare Advantage	948	—	948	437	—	437
Medicare Supplement	341	—	341	183	—	183
Medicaid	1,169	876	2,045	345	843	1,188
Total Medical Membership	8,395	13,573	21,968	5,710	12,319	18,029

Consumer-Directed Health Plans (1)			3,253			2,552

Dental:
Total Dental Membership	5,466	8,788	14,254	4,874	8,716	13,590

Pharmacy:
Commercial			10,062			7,882
Medicare PDP (stand-alone)			2,084			471
Medicare Advantage PDP			572			200
Medicaid			1,128			108
Total Pharmacy Benefit Management Services			13,846			8,661

(1) Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

Total medical membership at June 30, 2013 increased compared to June 30, 2012, reflecting an increase of 3.7 million medical members from the acquisition of Coventry as well as growth in our underlying Medicare and Commercial ASC businesses.

Total dental membership at June 30, 2013 increased compared to June 30, 2012 primarily reflecting an increase of 848 thousand members from the acquisition of Coventry which was partially offset by lapsed customers that exceeded new sales in our underlying Commercial Insured and ASC businesses.

Total pharmacy benefit management services membership increased at June 30, 2013 compared to June 30, 2012 primarily reflecting an increase of 3.9 million members from the acquisition of Coventry as well as growth across all lines of our underlying business, primarily our Commercial ASC and Medicaid businesses.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the six months ended June 30, 2013, 2012 and 2011:

(Millions)	2013	2012	2011
Health care costs payable, beginning of period	$2,992.5	$2,675.5	$2,630.9
Less: reinsurance recoverables	3.8	3.3	1.7
Health care costs payable, beginning of period, net	2,988.7	2,672.2	2,629.2

Acquisition of businesses	1,440.1	—	—

Add: Components of incurred health care costs:
Current year	14,756.0	11,929.3	11,098.4
Prior years (1)	(369.6)	(163.5)	(383.6)
Total incurred health care costs	14,386.4	11,765.8	10,714.8

Less: Claims paid
Current year	11,800.9	9,326.1	8,804.6
Prior years	2,437.0	2,231.5	1,970.3
Total claims paid	14,237.9	11,557.6	10,774.9

Disposition of business	(42.3)	—	—

Health care costs payable, end of period, net	4,535.0	2,880.4	2,569.1
Add: reinsurance recoverables	5.5	3.1	1.6
Health care costs payable, end of period	$4,540.5	$2,883.5	$2,570.7

(1)	Negative amounts reported for incurred health care costs related to prior years result from claims being settled for less than originally estimated.

The acquisition of Coventry resulted in a $1.4 billion increase in health care costs payable at June 30, 2013 (refer to Note 3 of Condensed Notes to Consolidated Financial Statements beginning on page 7 for additional information).

Favorable development of prior years' health care costs payable estimates was approximately $370 million and $164 million during the six months ended June 30, 2013 and 2012, respectively, and in 2013 includes Coventry favorable prior years' development since the closing of the acquisition. The favorable development in estimated prior years' health care costs payable in each period primarily resulted from lower health care cost trends than we assumed in establishing our health care costs payable in the prior year. This development does not directly correspond to an increase in our current year operating results.

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

Operating Summary for the Three and Six Months Ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Premiums:
Life	$290.0	$264.9	$577.0	$528.7
Disability	185.2	155.0	365.4	309.5
Long-term care	11.2	11.6	22.6	23.2
Total premiums	486.4	431.5	965.0	861.4
Fees and other revenue	34.4	26.2	61.1	50.9
Net investment income	68.8	68.2	144.8	146.1
Net realized capital (losses) gains	(2.5)	(2.0)	3.0	10.2
Total revenue	587.1	523.9	1,173.9	1,068.6
Current and future benefits	440.0	371.8	876.3	759.0
Operating expenses:
Selling expenses	26.3	21.2	53.5	41.7
General and administrative expenses	75.0	70.6	149.1	139.6
Reversal of allowance on reinsurance recoverable	(42.2)	—	(42.2)	—
Total operating expenses	59.1	91.8	160.4	181.3
Amortization of other acquired intangible assets	1.1	1.1	2.2	2.2
Total benefits and expenses	500.2	464.7	1,038.9	942.5
Income before income taxes	86.9	59.2	135.0	126.1
Income taxes	26.4	14.3	38.5	31.9
Net income including non-controlling interests	60.5	44.9	96.5	94.2
Less: Net income attributable to non-controlling interests	.2	.2	1.4	.7
Net income attributable to Aetna	$60.3	$44.7	$95.1	$93.5

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Net income attributable to Aetna	$60.3	$44.7	$95.1	$93.5
Reversal of allowance and gain on sale of reinsurance recoverable, net of tax (1)	(32.1)	—	(32.1)	—
Net realized capital losses (gains), net of tax	1.7	1.3	(1.9)	(6.6)
Operating earnings	$29.9	$46.0	$61.1	$86.9

(1)
In 2008, as a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party including the reinsurance recoverable and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing second quarter 2013 other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue. These are other items in the second quarter of 2013 because they do not reflect underlying 2013 business performance.

Operating earnings for the three and six months ended June 30, 2013 declined when compared to the corresponding periods in 2012, primarily reflecting lower underwriting margins in our life products.

The group benefit ratio, which represents current and future benefits divided by premiums, was 90.5% and 90.8% for the three and six months ended June 30, 2013, respectively, and 86.2% and 88.1%, respectively for the three and six months ended June 30, 2012. The increase in our group benefit ratio in each period is primarily due to higher claims in our life products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Premiums	$27.9	$37.2	$70.6	$83.7
Net investment income	76.0	78.3	161.7	160.5
Other revenue	2.4	2.6	4.7	5.5
Net realized capital (losses) gains	(3.5)	4.9	(5.0)	2.8
Total revenue	102.8	123.0	232.0	252.5
Current and future benefits	99.1	111.9	222.1	236.2
General and administrative expenses	3.2	3.0	6.4	6.3
Reduction of reserve for anticipated future losses on discontinued products	(86.0)	—	(86.0)	—
Total benefits and expenses	16.3	114.9	142.5	242.5
Income before income taxes	86.5	8.1	89.5	10.0
Income tax benefits	29.0	1.1	26.8	(1.5)
Net income attributable to Aetna	$57.5	$7.0	$62.7	$11.5

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Net income attributable to Aetna	$57.5	$7.0	$62.7	$11.5
Reduction of reserve for anticipated future losses on discontinued products, net of tax (1)	(55.9)	—	(55.9)	—
Net realized capital losses (gains), net of tax	2.2	(3.1)	3.2	(1.8)
Operating earnings	$3.8	$3.9	$10.0	$9.7

 (1) In 1993, we discontinued the sale of our fully guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly. Changes in this reserve are recognized when deemed appropriate. In the three and six months ended June 30, 2013, we reduced the reserve for anticipated future losses on discontinued products by $55.9 million ($86.0 million pretax). We believe excluding any changes in the reserve for anticipated future losses on discontinued products from operating earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs and less than 1 year for GICs); so we established a reserve for anticipated future losses at the time of discontinuance.  We provide additional information on this reserve, including key assumptions and other important information, in Note 17 of Condensed Notes to Consolidated Financial Statements beginning on page 35.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income for Large Case Pensions. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review $55.9 million ($86.0 million pretax) of the reserve was released in the three and six months ended June 30, 2013. This reserve release was primarily due to favorable investment performance as well as favorable retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2013 and 2012 (pretax) was as follows:

(Millions)	2013	2012
Reserve, beginning of period	$978.5	$896.3
Operating income (loss)	1.1	(6.2)
Net realized capital gains	78.7	32.6
Reserve reduction	(86.0)	—
Reserve, end of period	$972.3	$922.7

During the six months ended June 30, 2013, our discontinued products reflected net realized capital gains, primarily attributable to gains from other invested assets and from the sale of debt securities.

INVESTMENTS

At June 30, 2013 and December 31, 2012 our investment portfolio consisted of the following:

(Millions)	June 30, 2013	December 31, 2012
Debt and equity securities available for sale	$19,144.6	$18,827.8
Mortgage loans	1,555.6	1,643.6
Other investments	1,609.5	1,448.7
Total investments	$22,309.7	$21,920.1

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees).

Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at June 30, 2013 and December 31, 2012:

(Millions)	June 30, 2013	December 31, 2012
Experience-rated products	$1,551.2	$1,660.3
Discontinued products	3,357.4	3,675.5
Remaining products	17,401.1	16,584.3
Total investments	$22,309.7	$21,920.1

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2013	2012	2013	2012
Scheduled contract maturities and benefit payments (1)	$59.4	$58.7	$118.5	$117.9
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	1.8	.9	3.9	3.1
Participant-directed withdrawals	.6	.3	1.5	1.1

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both June 30, 2013 and December 31, 2012, with approximately $4.6 billion rated AAA at both June 30, 2013 and December 31, 2012.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.2 billion and $1.1 billion at June 30, 2013 and December 31, 2012, respectively, (of which 16% and 19% at June 30, 2013 and December 31, 2012, respectively, supported our experience-rated and discontinued products).

At June 30, 2013 and December 31, 2012, we held approximately $832 million and $694 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 4% and 3% of our total investments, respectively.  These securities had an average credit quality rating of A+ at both June 30, 2013 and December 31, 2012 with and without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both June 30, 2013 and December 31, 2012, approximately 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt or European corporate issuers of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both June 30, 2013 and December 31, 2012 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 21 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At June 30, 2013 and December 31, 2012, our debt and equity securities had net unrealized capital gains of $855 million and $1.9 billion, respectively, of which $268 million and $540 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 14 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at June 30, 2013 and December 31, 2012.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary impairment of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2012 Annual Report for additional information.

Net Realized Capital Gains and Losses
Net realized capital losses were $20 million ($30 million pretax) for the three months ended June 30, 2013. During the six months ended June 30, 2013, we did not have any material net realized capital gains. Net realized capital gains were $6 million ($9 million pretax) and $39 million ($60 million pretax) for the three and six months ended June 30, 2012, respectively.  We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three and six months ended June 30, 2013 or 2012.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented approximately 7% of our total invested assets at both June 30, 2013 and December 31, 2012.  There were no material impairment reserves on these loans at June 30, 2013 or December 31, 2012.  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements on page 14 for additional information on our mortgage loan portfolio.

Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities when appropriate.  We manage credit risk by seeking to maintain high average credit quality ratings and diversified sector exposure within our debt securities portfolio.  In connection with our investment and risk management objectives, we also use derivative financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  Our use of these derivatives is generally limited to hedging risk and has principally consisted of using interest rate swaps, forward contracts, futures contracts, warrants, put options and credit default swaps.  These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk.  However, when used for hedging, we expect these instruments to reduce overall risk.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads) represent the most material risk exposure category for us.  During 2013, we acquired Coventry which held approximately $2.2 billion of interest-sensitive investments and had issued $1.8 billion of long-term debt. Although the acquisition has increased our total exposure to changes in interest rates, we do not believe there has been a material change to the composition of these market risks since December 31, 2012. We have estimated the impact on fair value based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumptions used were as follows: an immediate increase of 100 basis points in interest rates (which we believe represents a moderately adverse scenario and is approximately equal to the historical annual volatility of interest rate movements for our intermediate-term available-for-sale debt securities) and an immediate decrease of 15% in prices for domestic equity securities.

Assuming an immediate 100 basis point increase in interest rates and immediate decrease of 15% in the prices for domestic equity securities, the theoretical decline in the fair values of our market sensitive instruments was $656 million ($1.0 billion pretax) at June 30, 2013.

•
Approximately $421 million ($646 million pretax) was the result of the theoretical reduction of the fair value of our long-term debt. Changes in the fair value of our long-term debt do not impact our financial position or operating results.

•
The remaining $235 million ($362 million pretax) was from the theoretical reduction in the fair value of our investment securities partially offset by the theoretical reduction in the value of interest rate sensitive liabilities. Reductions in the fair value of our investment securities would be reflected as an unrealized loss in equity, as we classify these securities as available for sale. We do not record our liabilities at fair value.

Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows as of June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, and issuing commercial paper from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, contract withdrawals, operating expenses, share and debt repurchases, shareholder dividends and to fund acquisitions.  We have committed short-term borrowing capacity of $2.0 billion through a revolving credit facility agreement that expires in March 2018.

Presented below is a condensed statement of cash flows for the six months ended June 30, 2013 and 2012. On May 7, 2013, we completed the acquisition of Coventry, which is reflected in our cash flows for the six months ended June 30, 2013.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2013	2012
Cash flows from operating activities
Health Care and Group Insurance	$759.0	$1,246.0
Large Case Pensions	(175.5)	(128.2)
Net cash provided by operating activities	583.5	1,117.8
Cash flows from investing activities
Health Care and Group Insurance	(1,182.4)	(240.9)
Large Case Pensions	330.6	127.4
Net cash used for investing activities	(851.8)	(113.5)
Net cash used for financing activities	(54.1)	(761.9)
Net (decrease) increase in cash and cash equivalents	$(322.4)	$242.4

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $759 million and $1.2 billion for the six months ended June 30, 2013 and June 30, 2012, respectively.  The decline during the six months ended June 30, 2013 compared with the corresponding period in 2012 is primarily attributable to the timing of Medicare premium receipts, as we received a payment associated with July 2012 in June 2012, as well as transaction and integration-related costs associated with the Coventry acquisition, the timing of certain Medicaid payments which were received in July 2013 and the timing of the receipt by Coventry of certain other payments as a result of the mid-quarter closing of the acquisition.

Cash flows used for investing activities were approximately $852 million and $114 million for the six months ended June 30, 2013 and 2012, respectively.  The increase in cash used for the six months ended June 30, 2013 compared with the corresponding period in 2012 is primarily attributable to cash used to fund the acquisition of Coventry, net of the cash acquired in connection with the acquisition, partially offset by an increase in net proceeds from sales and maturities of investments.

During the six months ended June 30, 2013 and 2012, our cash flows used for financing activities reflect the repurchase of approximately 11 million and 21 million shares of common stock at a cost of approximately $625 million and $925 million, respectively. At June 30, 2013, the capacity remaining under our share repurchase authorization was approximately $630 million. Refer to Note 12 of the Condensed Notes to Consolidated Financial Statements on page 29 for more information on our share repurchases. In May 2012, we issued $250 million of 1.75% senior notes due in 2017 and $500 million of 4.5% senior notes due in 2042, which provided us with cash proceeds of $720.4 million after underwriting fees and other offering expenses, and being issued at a discount.

During the six months ended June 30, 2013 our Board of Directors (our “Board”) declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 19, 2013	$.20	April 11, 2013	April 26, 2013	$65.2
May 17, 2013	.20	July 11, 2013	July 26, 2013	74.4

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, and in connection with the acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment”, and together with the First Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.5 billion. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. On March 27, 2013, the maturity date of the Facility was extended by one year to March 27, 2018.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at June 30, 2013.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30,

2013.  There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2013.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At June 30, 2013 we had approximately $546 million of commercial paper outstanding with a weighted average interest rate of .33%.  The maximum amount of commercial paper borrowings outstanding during the six months ended June 30, 2013 was $700 million. We issued approximately $700 million of commercial paper in March and April 2013 to finance a portion of the cash purchase price for the acquisition of Coventry.

Our total long-term debt increased by approximately $1.8 billion as a result of the acquisition of Coventry, which includes $216.6 million to adjust the Coventry long-term debt to its estimated fair value.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 39.6% at June 30, 2013. Following the announcement of our agreement to acquire Coventry in August 2012, each of A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for possible downgrade and S&P affirmed certain of our ratings and revised its outlook to stable from positive. Following the closing of the Coventry acquisition, and consistent with our expectations, Moody's downgraded our long-term debt and financial strength ratings. Also following the close of the Coventry acquisition, Fitch affirmed certain of our ratings and revised its outlook from negative to stable and A.M. Best affirmed certain of our ratings and maintained a stable outlook. Separately, after a review of Aetna under its new ratings criteria, S&P revised the outlook on certain of Aetna's ratings to positive from stable. These rating and outlook actions included the consideration of our intention to lower our debt to capital ratio to approximately 35% over the two years following the closing of the Coventry acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $84 million and $161 million for the three and six months ended June 30, 2013, respectively, and $64 million and $124 million for the three and six months ended June 30, 2012, respectively.

Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 28 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On May 24, 2013, approximately .5 million restricted stock units (“RSUs”) were granted to certain employees.

On February 1, 2013, we granted approximately .5 million performance stock units, 1.1 million market stock units and 1.1 million RSUs to certain employees.  Refer to Note 12 of Condensed Notes to Consolidated Financial Statements on page 29 for additional information.

Contractual Obligations
The following table summarizes certain estimated future obligations by period under our various contractual obligations at June 30, 2013. The table below does not include all future obligations by period, and only represents those future obligations that have changed materially from those presented in our 2012 Annual Report as a result of the acquisition of Coventry. We believe that funds from future operating cash flows, together with cash, investments and other funds available under the Facility or from public or private financing sources, will be sufficient to meet our existing commitments as well as our liquidity needs associated with future operations, including our strategic growth initiatives.

(Millions)	2013	2014 - 2015	2016 - 2017	Thereafter	Total
Long-term debt obligations, including interest	$195.1	$1,341.4	$2,497.2	$8,802.7	$12,836.4
Operating lease obligations	80.7	238.8	131.3	98.7	549.5
Purchase obligations	99.6	195.4	95.1	2.0	392.1
Total	$375.4	$1,775.6	$2,723.6	$8,903.4	$13,778.0

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

Medicare
Since 2005, we have generally expanded the Medicare markets we serve and Medicare products we offer. During 2013 we further expanded our Medicare business as a result of the completion of the Coventry acquisition and are seeking to substantially grow our Medicare business over the next several years. The expansion of the Medicare markets we serve and Medicare products we offer and the Medicare-related provisions of Health Care Reform increase our exposure to changes in government policy with respect to and/or regulation of the various Medicare programs in which we participate, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs.  For example, on April 1, 2013, CMS published final Medicare Advantage and prescription drug program (“PDP”) premium rates for 2014. These rates reflect a material reduction in 2014 premiums compared to 2013 for Medicare Advantage and PDP plans which is in addition to the challenge we face from the impact of the industry-wide health insurer fee that will become effective January 1, 2014. The final 2014 rates represent a meaningful revenue and operating results challenge for us and other Medicare Advantage and PDP plans. We cannot predict future Medicare funding levels or ensure that changes in Medicare funding will not have an adverse effect on our Medicare operating results.

In addition, under the Budget Control Act of 2011 (the “BCA”) and the American Taxpayer Relief Act of 2012 (the “ATRA”), automatic across-the-board budget cuts (also known as “sequestration”), including Medicare spending cuts of not more than 2% of total program costs for nine years, started in March 2013. The ATRA also contained additional reductions to Medicare reimbursements to health plans that commenced in April 2013. Subject to the terms of our contracts with providers and CMS guidance, we are exploring strategies to mitigate the adverse impact of these cuts and/or any related Congressional action. Sequestration or entitlement program reform could have a material adverse effect on our business, operations or operating results, particularly on our Medicare revenues, medical benefit ratio and operating results.

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
The federal government from time to time alters the level of funding for government health care programs, including Medicare. For example, on April 1, 2013, CMS published final Medicare Advantage and PDP premium rates for 2014. These rates reflect a material reduction in 2014 premiums compared to 2013 for Medicare Advantage and PDP plans which is in addition to the challenge we face from the impact of the industry-wide health insurer fee that will become effective January 1, 2014. The final 2014 rates represent a meaningful revenue and operating results challenge for us and other Medicare Advantage and PDP plans. We cannot predict future Medicare funding levels or ensure that changes in Medicare funding will not have an adverse effect on our Medicare operating results.

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

Certain Risks relating to Coventry.
As a result of the completion of our acquisition of Coventry, we are subject to the risks described in Part I, Item 1A in Coventry's Annual Report on Form 10-K for the year ended December 31, 2012 and filed with the SEC on February 27, 2013, and the risks described in Part II, Item 1A in Coventry's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and filed with the SEC on May 1, 2013, each incorporated by reference into this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Although the acquisition of Coventry has increased our total exposure to changes in interest rates, we do not believe there has been a material change to the composition of our exposures to market risk since December 31, 2012.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 50 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2013 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 14 of Condensed Notes to Consolidated Financial Statements, beginning on page 30 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 55 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended June 30, 2013:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	—	$—	—	$1,070.6
May 1, 2013 - May 31, 2013	2.7	60.05	2.7	908.6
June 1, 2013 - June 30, 2013	4.5	61.25	4.5	630.0
Total	7.2	$60.81	7.2	N/A

Our Board authorized two separate share repurchase programs on February 19, 2013 and July 27, 2012. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended June 30, 2013, we repurchased approximately 11 million shares of common stock at a cost of approximately $625 million.  At June 30, 2013, we had remaining authorization to repurchase an aggregate of up to approximately $630 million of common stock under the February 19, 2013 program.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.         Other Information

In connection with her departure from the Company, the Company and Kristi Ann Matus entered into a separation agreement, dated July 25, 2013 and effective August 2, 2013 (the “Separation Agreement”).  The principal terms of the Separation Agreement are: (1) Ms. Matus's last day of employment was July 5, 2013; (2) commencing July 6, 2013, Ms. Matus will be paid 52 weeks of base salary continuation at her current annual base salary; (3) Ms. Matus will be paid a lump sum cash payment equal to her previously-established target bonus for the 2013 calendar year and an additional lump sum cash payment of $262,500; (4) vesting of Ms. Matus's outstanding equity awards will be governed by the applicable agreements and plans; (5) Ms. Matus will continue to be eligible for regular employee benefits for the first nine weeks of her salary continuation period at active employee rates; (6) after the nine week salary continuation period, Ms. Matus will be eligible for group medical and dental benefits under COBRA, with the first two months of the COBRA period at subsidized (employee) COBRA premium rates; and (7) Ms. Matus will receive individual outplacement services for 12 months after her last day of employment at Aetna's expense.  The Separation Agreement also contains a release of claims against the Company and customary confidentiality and cooperation covenants and incorporates by reference any other covenants to which Ms. Matus may already be subject.  The foregoing description of the Separation Agreement is only a summary. The full text of the Separation Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference in its entirety.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

4	Instruments defining the rights of security holders, including indentures

4.1
Indenture for the 2015 Notes, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and U.S. Bank National Association, as successor to Wachovia Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on January 28, 2005 (SEC file number 001-16477).

4.2
Form of Note for the 2015 Notes issued pursuant to the Indenture for the 2015 Notes, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and Wachovia Bank, National Association, as Trustee (included as Exhibit A to the Indenture for the 2015 Notes) incorporated herein by reference to Exhibit 4.2 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on January 28, 2005 (SEC file number 001-16477).

4.3
First Supplemental Indenture, dated as of May 7, 2013, among Coventry Health Care, Inc., as Issuer, Aetna Inc., as Guarantor, and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.'s Current Report on Form 8-K filed on May 7, 2013.

4.4
Indenture, dated as of March 20, 2007, between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee, incorporated by herein reference to Exhibit 4.1 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477).

4.5
Officers' Certificate pursuant to the Indenture, dated as of March 20, 2007, incorporated herein by reference to Exhibit 4.2 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477).

4.6
Global Note for the 2017 Notes, dated March 20, 2007, of Coventry Health Care, Inc., incorporated herein by reference to Exhibit 4.3 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477).

4.7
First Supplemental Indenture, dated as of August 27, 2007, among Coventry Health Care, Inc. and Union Bank of California, N.A., as Trustee, incorporated herein by reference to Exhibit 4.1 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on August 27, 2007 (SEC file number 001-16477).

4.8
Officers' Certificate pursuant to the Indenture, dated as of August 27, 2007, incorporated herein by reference to Exhibit 4.2 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on August 27, 2007 (SEC file number 001-16477).

4.9
Global Note for the 2014 Notes, dated August 27, 2007, of Coventry Health Care, Inc., incorporated herein by reference to Exhibit 4.3 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477).

4.10
Second Supplemental Indenture, dated as of June 7, 2011, among Coventry Health Care, Inc. and Union Bank, National Association, as Trustee, incorporated herein by reference to Exhibit 4.3 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on June 7, 2011.

4.11
Officers' Certificate pursuant to the Indenture, dated as of June 7, 2011, incorporated herein by reference to Exhibit 4.4 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on June 7, 2011.

4.12
Global Note for the 2021 Notes, dated June 7, 2011, of Coventry Health Care, Inc., incorporated herein by reference to Exhibit 4.5 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on June 7, 2011.

10	Material Contracts

10.1	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 17, 2013. *

10.2	Separation Agreement dated July 25, 2013 between Kristi Ann Matus and Aetna Life Insurance Company. *

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 11 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 30, 2013 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

99	Other Exhibits

99.1	Risk Factors of Coventry Health Care, Inc., incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 10-Q filed on April 30, 2013.

99.2	Risk Factors of Coventry Health Care, Inc.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	July 30, 2013	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts

10.1	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 17, 2013. *	Electronic

10.2	Separation Agreement dated July 25, 2013 between Kristi Ann Matus and Aetna Life Insurance Company. *	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 30, 2013 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

99	Other Exhibits

99.2	Risk Factors of Coventry Health Care, Inc.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic

* Management contract or compensatory plan or arrangement.