Form 10-Q
period 2013-09-30
AETNA INC /PA/
filed 2013-10-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2013
or

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

There were 367.5 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at September 30, 2013.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2013

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 38), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2013	2012	2013	2012
Revenue:
Health care premiums	$11,025.2	$7,246.8	$28,512.3	$21,602.1
Other premiums	525.9	482.1	1,561.5	1,427.2
Group annuity contract conversion premium	54.1	—	54.1	—
Fees and other revenue (1)	1,233.1	954.9	3,326.1	2,881.7
Net investment income	210.0	216.2	670.1	681.6
Net realized capital (losses) gains	(12.7)	17.3	(12.2)	77.6
Total revenue	13,035.6	8,917.3	34,111.9	26,670.2
Benefits and expenses:
Health care costs (2)	9,161.9	5,847.7	23,548.3	17,613.5
Current and future benefits	557.0	517.3	1,655.4	1,512.5
Benefit expense on group annuity contract conversion	54.1	—	54.1	—
Operating expenses:
Selling expenses	353.9	272.8	983.3	820.5
General and administrative expenses	1,950.6	1,366.8	5,154.8	4,131.5
Total operating expenses	2,304.5	1,639.6	6,138.1	4,952.0
Interest expense	86.1	68.5	247.4	192.2
Amortization of other acquired intangible assets	65.3	34.1	149.5	108.9
Reduction of reserve for anticipated future losses on
discontinued products	—	—	(86.0)	—
Loss on early extinguishment of long-term debt	—	35.4	—	35.4
Total benefits and expenses	12,228.9	8,142.6	31,706.8	24,414.5
Income before income taxes	806.7	774.7	2,405.1	2,255.7
Income taxes:
Current	283.5	239.6	826.0	696.1
Deferred	4.2	35.5	36.0	90.4
Total income taxes	287.7	275.1	862.0	786.5
Net income including non-controlling interests	519.0	499.6	1,543.1	1,469.2
Less: Net income (loss) attributable to non-controlling interests	.4	.4	(1.6)	1.4
Net income attributable to Aetna	$518.6	$499.2	$1,544.7	$1,467.8
Earnings per common share:
Basic	$1.40	$1.49	$4.39	$4.29
Diluted	$1.38	$1.47	$4.35	$4.23

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $21.7 million and $62.3 million (net of pharmaceutical and processing costs of $286.3 million and $834.0 million) for the three and nine months ended September 30, 2013, respectively, and $18.8 million and $58.3 million (net of pharmaceutical and processing costs of $295.9 million and $875.7 million) for the three and nine months ended September 30, 2012, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $25.9 million and $85.0 million for the three and nine months ended September 30, 2013, respectively, and $29.5 million and $97.5 million for the three and nine months ended September 30, 2012, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions)	2013	2012	2013	2012
Net income including non-controlling interests	$519.0	$499.6	$1,543.1	$1,469.2
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized (losses) gains
($(9.7), $5.4, $(62.8) and $9.4 pretax)	(6.3)	3.5	(40.8)	6.1
Less: reclassification of (losses) gains to earnings
($(3.1), $.6, $(31.7) and $5.7 pretax)	(2.0)	.4	(20.6)	3.7
Total previously impaired debt securities (1)	(4.3)	3.1	(20.2)	2.4
All other securities:
Net unrealized (losses) gains
($(12.0), $247.6, $(740.1) and $487.1 pretax)	(7.8)	160.9	(481.1)	316.6
Less: reclassification of (losses) gains to earnings
($(21.6), $19.9, $(26.4) and $88.8 pretax)	(14.1)	13.3	(17.2)	58.1
Total all other securities	6.3	147.6	(463.9)	258.5
Foreign currency and derivatives:
Net unrealized gains
($6.1, $4.6, $35.2 and $4.0 pretax)	4.0	3.0	22.9	2.6
Less: reclassification of losses to earnings
($(1.4), $(1.4), $(4.0) and $(3.7) pretax)	(.9)	(.9)	(2.6)	(2.4)
Total foreign currency and derivatives	4.9	3.9	25.5	5.0
Pension and other postretirement benefit (“OPEB”) plans:
Amortization of net actuarial losses
($(19.6), $(18.6), $(58.3) and $(56.0) pretax)	12.7	12.1	37.9	36.4
Amortization of prior service cost
($1.1, $1.0, $3.0 and $3.0 pretax)	(.7)	(.7)	(2.0)	(2.0)
Total pension and OPEB plans	12.0	11.4	35.9	34.4
Other comprehensive income (loss)	18.9	166.0	(422.7)	300.3
Comprehensive income including non-controlling interests	537.9	665.6	1,120.4	1,769.5
Less: Comprehensive income (loss) attributable to non-controlling interests	.4	.4	(1.6)	1.4
Comprehensive income attributable to Aetna	$537.5	$665.2	$1,122.0	$1,768.1

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At September 30, 2013	At December 31, 2012
Assets:
Current assets:
Cash and cash equivalents	$2,082.4	$2,579.2
Investments	2,036.4	2,221.9
Premiums receivable, net	1,233.2	804.7
Other receivables, net	2,001.7	808.0
Accrued investment income	204.3	194.3
Collateral received under securities loan agreements	550.2	47.1
Income taxes receivable	19.8	139.9
Deferred income taxes	546.1	426.5
Other current assets	1,357.8	1,022.8
Total current assets	10,031.9	8,244.4
Long-term investments	20,498.6	19,698.2
Reinsurance recoverables	766.3	876.8
Goodwill	10,205.7	6,214.4
Other acquired intangible assets, net	2,159.2	818.7
Property and equipment, net	715.6	540.0
Other long-term assets	942.0	854.9
Separate Accounts assets	3,933.6	4,247.1
Total assets	$49,252.9	$41,494.5

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$4,531.1	$2,992.5
Future policy benefits	725.8	739.9
Unpaid claims	669.2	620.7
Unearned premiums	479.2	403.5
Policyholders' funds	1,660.7	1,276.9
Collateral payable under securities loan agreements	550.2	47.1
Current portion of long-term debt	392.2	—
Accrued expenses and other current liabilities	3,237.5	2,383.6
Total current liabilities	12,245.9	8,464.2
Future policy benefits	6,701.6	6,853.7
Unpaid claims	1,593.6	1,546.9
Policyholders' funds	1,231.2	1,364.0
Long-term debt, less current portion	7,874.1	6,481.3
Deferred income taxes	550.4	473.5
Other long-term liabilities	1,453.0	1,634.6
Separate Accounts liabilities	3,933.6	4,247.1
Total liabilities	35,583.4	31,065.3
Commitments and contingencies (Note 14)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 367.5 million shares issued and outstanding in 2013; 2.6 billion shares authorized and 327.6 million shares issued and
outstanding in 2012) and additional paid-in capital	4,356.4	1,095.3
Retained earnings	10,717.9	10,343.9
Accumulated other comprehensive loss	(1,456.1)	(1,033.4)
Total Aetna shareholders' equity	13,618.2	10,405.8
Non-controlling interests	51.3	23.4
Total equity	13,669.5	10,429.2
Total liabilities and equity	$49,252.9	$41,494.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Nine Months Ended September 30, 2013
Balance at December 31, 2012	327.6	$1,095.3	$10,343.9	$(1,033.4)	$10,405.8	$23.4	$10,429.2
Net income (loss)	—	—	1,544.7	—	1,544.7	(1.6)	1,543.1
Other increases in non-
controlling interest	—	—	—	—	—	29.5	29.5
Other comprehensive loss (Note 8)	—	—	—	(422.7)	(422.7)	—	(422.7)
Common shares issued to
acquire Coventry	52.2	3,064.6	—	—	3,064.6	—	3,064.6
Common shares issued for benefit
plans, including tax benefits	3.9	196.7	—	—	196.7	—	196.7
Repurchases of common shares	(16.2)	(.2)	(957.5)	—	(957.7)	—	(957.7)
Dividends declared	—	—	(213.2)	—	(213.2)	—	(213.2)
Balance at September 30, 2013	367.5	$4,356.4	$10,717.9	$(1,456.1)	$13,618.2	$51.3	$13,669.5

Nine Months Ended September 30, 2012
Balance at December 31, 2011	349.7	$962.8	$10,346.6	$(1,189.2)	$10,120.2	$24.4	$10,144.6
Net income	—	—	1,467.8	—	1,467.8	1.4	1,469.2
Other decreases in non-
controlling interest	—	—	—	—	—	(2.7)	(2.7)
Other comprehensive income (Note 8)	—	—	—	300.3	300.3	—	300.3
Common shares issued for benefit
plans, including tax benefits	6.0	110.9	—	—	110.9	—	110.9
Repurchases of common shares	(21.2)	(.2)	(924.3)	—	(924.5)	—	(924.5)
Dividends declared	—	—	(177.9)	—	(177.9)	—	(177.9)
Balance at September 30, 2012	334.5	$1,073.5	$10,712.2	$(888.9)	$10,896.8	$23.1	$10,919.9

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2013	2012
Cash flows from operating activities:
Net income including non-controlling interests	$1,543.1	$1,469.2
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	12.2	(77.6)
Depreciation and amortization	406.5	338.0
Debt fair value amortization	(24.2)	—
Equity in earnings of affiliates, net	(18.2)	(18.1)
Stock-based compensation expense	90.6	96.2
Reduction of reserve for anticipated future losses on discontinued products	(86.0)	—
Reversal of allowance and gain on sale of reinsurance recoverable	(49.4)	—
Amortization of net investment premium	38.1	15.6
Loss on early extinguishment of long-term debt	—	35.4
Changes in assets and liabilities:
Accrued investment income	9.4	7.6
Premiums due and other receivables	(308.5)	(253.7)
Income taxes	99.4	232.7
Other assets and other liabilities	(38.1)	(589.9)
Health care and insurance liabilities	(16.9)	20.4
Other, net	(3.4)	4.1
Net cash provided by operating activities	1,654.6	1,279.9
Cash flows from investing activities:
Proceeds from sales and maturities of investments	11,117.3	8,236.7
Cost of investments	(10,298.5)	(8,444.2)
Additions to property, equipment and software	(331.6)	(252.5)
Cash used for acquisitions, net of cash acquired	(1,635.9)	(8.6)
Other, net	2.5	—
Net cash used for investing activities	(1,146.2)	(468.6)
Cash flows from financing activities:
Net repayment of long-term debt	—	(123.6)
Net issuance of long-term debt	—	712.9
Net repayment of short-term debt	—	(355.9)
Deposits and interest credited for investment contracts	3.4	3.9
Withdrawals of investment contracts	(9.7)	(16.0)
Common shares issued under benefit plans, net	39.0	(13.9)
Stock-based compensation tax benefits	62.9	30.0
Common shares repurchased	(957.7)	(924.5)
Dividends paid to shareholders	(205.2)	(180.6)
Collateral on interest rate swaps	32.6	17.6
Contributions (distributions), non-controlling interests	29.5	(2.7)
Net cash used for financing activities	(1,005.2)	(852.8)
Net decrease in cash and cash equivalents	(496.8)	(41.5)
Cash and cash equivalents, beginning of period	2,579.2	679.7
Cash and cash equivalents, end of period	$2,082.4	$638.2
Supplemental cash flow information:
Interest paid	$229.6	$153.1
Income taxes paid	699.5	523.8

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 17 beginning on page 36 for additional information). We do not actively market Large Case Pensions products, but continue to accept deposits from existing customers and manage the run-off of our existing business.

On May 7, 2013 we completed the acquisition of Coventry Health Care, Inc. (“Coventry”) in a transaction valued at approximately $8.7 billion, including the fair value of Coventry's outstanding debt (refer to Note 3 beginning on page 7 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2012 Annual Report on Form 10-K (our “2012 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2012 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after September 30, 2013 through the date the financials were issued and determined there were no other items to disclose.

Principles of Consolidation
These unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries we control.  All significant intercompany balances have been eliminated in consolidation.

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

Pursuant to the terms of the Merger Agreement, by and among Aetna, Jaguar Merger Subsidiary, Inc., a wholly-owned subsidiary of Aetna (“Merger Sub”), and Coventry, Merger Sub merged with and into Coventry (the “Merger”), with Coventry continuing as the surviving corporation and a wholly-owned subsidiary of Aetna.

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

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values at the Effective Date. The following table summarizes the estimated fair values of major classes of assets acquired and liabilities assumed as part of the Merger, reconciled to the total consideration transferred:

At May 7,
(Millions)	2013
Cash and cash equivalents	$2,195.6
Investments	2,156.4
Premiums and other receivables, net	1,141.1
Intangible assets acquired	1,490.0
Property and equipment	174.8
Other assets	97.5
Total assets acquired	7,255.4
Health care costs payable	1,440.1
Long-term debt	1,803.8
Net deferred tax liabilities (1)	257.0
Other liabilities	854.9
Total liabilities assumed	4,355.8
Total identifiable net assets	2,899.6
Goodwill acquired	3,996.5
Total consideration transferred	$6,896.1

(1)	Includes $521.5 million of deferred tax liabilities on identifiable intangible assets acquired and $75.8 million of deferred tax assets on the fair value adjustment to Coventry's outstanding debt.

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

As of the Effective Date, the expected fair value of premiums receivable and other receivables approximated their historical cost. The gross contractual receivable for premiums receivable was $485.5 million, of which $12.5 million is not expected to be collectible. The gross contractual receivable for other receivables was $682.2 million, of which $14.1 million is not expected to be collectible.

In connection with the acquisition of Coventry, all of Coventry's outstanding debt remained outstanding. Debt is required to be measured at fair value under the acquisition method of accounting. As a result of this fair value adjustment, the carrying value of Coventry's debt increased by approximately $217 million; this increase will be amortized as a reduction to interest expense over the remaining life of the debt.

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

•	quantitative information related to goodwill recorded at acquisition.

Actual and Pro Forma Impact of Acquisition
The results of Coventry have been included in our results from the Effective Date through September 30, 2013. The following table presents revenue and net income of Coventry included in our results for the three and nine months ended September 30, 2013:

	Three Months Ended	Nine Months Ended
(Millions)	September 30, 2013	September 30, 2013
Revenue	$3,531.3	$5,599.8
Net Income	112.8	169.0

The following table presents supplemental pro forma information as if the Merger had occurred on January 1, 2012 for the nine months ended September 30, 2013 and for the three and nine months ended September 30, 2012. The pro forma consolidated results are not necessarily indicative of what our consolidated results would have been had the Merger been completed on January 1, 2012. In addition, the pro forma consolidated results do not purport to project the future results of the combined company nor do they reflect the expected realization of any cost savings associated with the Merger.

	Three Months Ended	Nine Months Ended September 30,
(Millions, except per common share data)	September 30, 2012	2013	2012
Total revenue	$12,253.3	$38,906.6	$37,031.8
Net income	600.0	1,775.3	1,810.1
Earnings per share:
Basic	$1.55	$4.73	$4.59
Diluted	1.54	4.68	4.53

We incurred transaction and integration-related costs related to the acquisition of Coventry of $34.6 million ($51.2 million pretax) and $140.6 million ($189.6 million pretax) during the three and nine months ended September 30, 2013, respectively, and $12.5 million ($13.8 million pretax) during the three and nine months ended September 30, 2012. Transaction costs include advisory, legal and other professional fees and transaction-related payments that are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses, as well as the cost of the bridge credit agreement that was in effect prior to the Coventry acquisition, which is reflected in the GAAP Consolidated Statements of Income in interest expense. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the acquisition of Coventry. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. Integration-related costs are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses.

The unaudited pro forma consolidated results for the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012 reflect the following pro forma adjustments:

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

•	Elimination of transaction-related costs incurred by Aetna and/or Coventry during 2013 and 2012.

•	Adjustment of the modifications above for the applicable tax impact.

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

The computations of basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2013	2012	2013	2012
Net income attributable to Aetna	$518.6	$499.2	$1,544.7	$1,467.8
Weighted average shares used to compute basic EPS	371.1	334.8	351.8	342.2
Dilutive effect of outstanding stock-based compensation awards (1)	4.1	3.8	3.7	5.0
Weighted average shares used to compute diluted EPS	375.2	338.6	355.5	347.2
Basic EPS	$1.40	$1.49	$4.39	$4.29
Diluted EPS	$1.38	$1.47	$4.35	$4.23

(1)
Stock-based compensation awards are not included in the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).  Approximately 2.2 million stock appreciation rights were not included in the calculation of diluted EPS for the nine months ended September 30, 2013 and 11.0 million and 8.6 million stock appreciation rights were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2012, respectively, because they were anti-dilutive. All stock options were included in the calculation of diluted EPS for the three and nine months ended September 30, 2013 and 2012.

In connection with the May 7, 2013 acquisition of Coventry, we issued approximately 52.2 million Aetna common shares in exchange for all the outstanding shares of Coventry common stock. Those Aetna common shares were outstanding and included in the calculation of weighted average shares used to compute basic EPS for the period from the Effective Date through September 30, 2013. In future periods, those Aetna common shares will be outstanding for the full reporting period and will be weighted accordingly.

5.     Operating Expenses

For the three and nine months ended September 30, 2013 and 2012, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Selling expenses	$353.9	$272.8	$983.3	$820.5
General and administrative expenses:
Salaries and related benefits	1,119.4	780.4	2,914.5	2,336.7
Other general and administrative expenses (1) (2)	831.2	586.4	2,240.3	1,794.8
Total general and administrative expenses	1,950.6	1,366.8	5,154.8	4,131.5
Total operating expenses	$2,304.5	$1,639.6	$6,138.1	$4,952.0

(1)
Includes $51.2 million and $171.4 million of transaction and integration-related costs related to the acquisition of Coventry, including advisory, legal and other professional services fees and transaction-related payments as well as integration costs incurred in the three and nine months ended September 30, 2013, respectively and $10.0 million during the three and nine months ended September 30, 2012.

(2)
In 2008, as a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re. This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party including the reinsurance recoverable and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing other general and administrative expenses by $42.2 million pretax.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 15 beginning on page 34 for additional information.

6.	Goodwill and Other Acquired Intangible Assets

The change in goodwill for the nine months ended September 30, 2013 was as follows:

(Millions)	2013
Balance, beginning of the period	$6,214.4
Goodwill acquired:
Coventry (1)	3,996.5
Other	(5.2)
Balance, end of the period (2)	$10,205.7

(1)	Goodwill related to the acquisition of Coventry is considered preliminary, pending the final allocation of the applicable purchase price.

(2)	At September 30, 2013, approximately $113 million was assigned to the Group Insurance segment, with the remainder assigned to the Health Care segment.

Other acquired intangible assets at September 30, 2013 and December 31, 2012 were comprised of the following:

(Millions)	Cost	Accumulated Amortization	Net Balance	Amortization Period (Years)
September 30, 2013
Provider networks	$1,253.2	$493.4	$759.8	12-25	(1)
Customer lists	1,347.0	326.7	1,020.3	5-14	(1)
Value of business acquired (“VOBA”)	149.2	43.7	105.5	20	(2)
Technology	146.6	43.4	103.2	4-10
Other	6.7	1.8	4.9	2-15
Definite-lived trademarks	165.0	21.8	143.2	9-20
Indefinite-lived trademarks	22.3	—	22.3
Total other acquired intangible assets	$3,090.0	$930.8	$2,159.2
December 31, 2012
Provider networks	$703.2	$458.2	$245.0	12-25	(1)
Customer lists	657.4	370.2	287.2	5-14	(1)
Value of business acquired	149.2	29.2	120.0	20	(2)
Technology	116.6	28.0	88.6	5-10
Other	6.7	1.5	5.2	2-15
Definite-lived trademarks	65.0	14.6	50.4	9-20
Indefinite-lived trademarks	22.3	—	22.3
Total other acquired intangible assets	$1,720.4	$901.7	$818.7

(1)
The amortization period for our provider networks and customer lists includes an assumption of renewal or extension of these arrangements.  At September 30, 2013 and December 31, 2012, the periods prior to the next renewal or extension for our provider networks primarily ranged from 1 to 3 years and the period prior to the next renewal or extension for our customer lists was less than one year and two years, respectively. Any costs related to the renewal or extension of these contracts are expensed as incurred.

(2)	VOBA is being amortized over the expected life of the acquired contracts in proportion to estimated premium.

Refer to Note 3 on page 7 for additional information about other acquired intangible assets in connection with the acquisition of Coventry on the Effective Date.

We estimate annual pretax amortization for other acquired intangible assets for 2013 and in each of the next five years to be as follows:

(Millions)
2013	$214.6
2014	238.4
2015	222.5
2016	215.5
2017	201.1
2018	192.9

7.     Investments

Total investments at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013			December 31, 2012
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$1,897.8	$17,361.1	$19,258.9	$2,006.8	$16,821.0	$18,827.8
Mortgage loans	136.3	1,419.9	1,556.2	214.4	1,429.2	1,643.6
Other investments	2.3	1,717.6	1,719.9	.7	1,448.0	1,448.7
Total investments	$2,036.4	$20,498.6	$22,535.0	$2,221.9	$19,698.2	$21,920.1

On the Effective Date, we completed the acquisition of Coventry. As a result, on that date we acquired approximately $2.2 billion of current and long-term investments, primarily consisting of state and municipal bonds and U.S. corporate securities.

Debt and Equity Securities
Debt and equity securities available for sale at September 30, 2013 and December 31, 2012 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2013
Debt securities:
U.S. government securities	$1,424.0	$83.8	$(1.0)		$1,506.8
States, municipalities and political subdivisions	3,852.6	138.1	(76.5)		3,914.2
U.S. corporate securities	7,272.2	505.6	(122.9)		7,654.9
Foreign securities	3,114.3	207.4	(54.2)		3,267.5
Residential mortgage-backed securities	951.5	22.6	(11.7)		962.4
Commercial mortgage-backed securities	1,321.2	95.6	(4.7)	(1)	1,412.1
Other asset-backed securities	379.8	17.9	(2.2)	(1)	395.5
Redeemable preferred securities	56.8	8.7	(.4)		65.1
Total debt securities	18,372.4	1,079.7	(273.6)		19,178.5
Equity securities	46.3	38.3	(4.2)		80.4
Total debt and equity securities (2)	$18,418.7	$1,118.0	$(277.8)		$19,258.9
December 31, 2012
Debt securities:
U.S. government securities	$1,413.4	$147.9	$(1.8)		$1,559.5
States, municipalities and political subdivisions	2,770.9	267.9	(4.3)		3,034.5
U.S. corporate securities	6,926.2	871.7	(7.3)		7,790.6
Foreign securities	2,988.1	391.3	(8.8)		3,370.6
Residential mortgage-backed securities	929.5	49.9	(.4)		979.0
Commercial mortgage-backed securities	1,268.7	149.7	(1.8)	(1)	1,416.6
Other asset-backed securities	517.4	28.3	(3.6)	(1)	542.1
Redeemable preferred securities	89.6	12.3	(7.3)		94.6
Total debt securities	16,903.8	1,919.0	(35.3)		18,787.5
Equity securities	38.3	5.1	(3.1)		40.3
Total debt and equity securities (2)	$16,942.1	$1,924.1	$(38.4)		$18,827.8

(1)
At September 30, 2013 and December 31, 2012, we held securities for which we previously recognized $22.9 million and $25.2 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at September 30, 2013 and December 31, 2012 of $8.5 million and $9.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 36 for additional information on our accounting for discontinued products).  At September 30, 2013, debt and equity securities with a fair value of approximately $3.7 billion, gross unrealized capital gains of $320.2 million and gross unrealized capital losses of $63.3 million and, at December 31, 2012, debt and equity securities with a fair value of approximately $4.0 billion, gross unrealized capital gains of $559.4 million and gross unrealized capital losses of $19.4 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at September 30, 2013 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$731.9
One year through five years	5,054.2
After five years through ten years	5,643.6
Greater than ten years	4,978.8
Residential mortgage-backed securities	962.4
Commercial mortgage-backed securities	1,412.1
Other asset-backed securities	395.5
Total	$19,178.5

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at September 30, 2013 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At September 30, 2013, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.5 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At September 30, 2013, these securities had an average credit quality rating of AA+ and a weighted average duration of 2.7 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At September 30, 2013, these securities had an average credit quality rating of AA and a weighted average duration of 2.8 years.

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

Summarized below are the debt and equity securities we held at September 30, 2013 and December 31, 2012 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013
Debt securities:
U.S. government securities	$82.1	$.6	$13.7	$.4	$95.8	$1.0
States, municipalities and political subdivisions	1,598.9	74.1	31.0	2.4	1,629.9	76.5
U.S. corporate securities	2,183.7	120.2	15.8	2.7	2,199.5	122.9
Foreign securities	923.9	53.0	22.6	1.2	946.5	54.2
Residential mortgage-backed securities	333.6	9.5	27.9	2.2	361.5	11.7
Commercial mortgage-backed securities	153.6	4.4	19.3	.3	172.9	4.7
Other asset-backed securities	92.5	2.2	5.5	—	98.0	2.2
Redeemable preferred securities	10.1	.4	—	—	10.1	.4
Total debt securities	5,378.4	264.4	135.8	9.2	5,514.2	273.6
Equity securities	10.8	1.3	5.2	2.9	16.0	4.2
Total debt and equity securities (1)	$5,389.2	$265.7	$141.0	$12.1	$5,530.2	$277.8
December 31, 2012
Debt securities:
U.S. government securities	$138.3	$1.4	$15.1	$.4	$153.4	$1.8
States, municipalities and political subdivisions	264.6	3.0	28.5	1.3	293.1	4.3
U.S. corporate securities	598.4	6.1	10.8	1.2	609.2	7.3
Foreign securities	270.4	1.4	35.6	7.4	306.0	8.8
Residential mortgage-backed securities	51.7	.3	2.1	.1	53.8	.4
Commercial mortgage-backed securities	6.3	.1	46.1	1.7	52.4	1.8
Other asset-backed securities	44.8	.1	1.5	3.5	46.3	3.6
Redeemable preferred securities	12.2	.2	10.0	7.1	22.2	7.3
Total debt securities	1,386.7	12.6	149.7	22.7	1,536.4	35.3
Equity securities	16.4	2.1	13.0	1.0	29.4	3.1
Total debt and equity securities (1)	$1,403.1	$14.7	$162.7	$23.7	$1,565.8	$38.4

(1)
At September 30, 2013 and December 31, 2012, debt and equity securities in an unrealized capital loss position of $63.3 million and $19.4 million, respectively, and with related fair value of $922.4 million and $225.2 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At September 30, 2013, we did not have the intention to sell the debt securities that were in an unrealized capital loss position.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2013 were as follows:

	Supporting experience-rated and discontinued products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$23.9	$.2	$23.9	$.2
One year through five years	72.4	1.5	898.4	13.8	970.8	15.3
After five years through ten years	383.0	18.8	1,843.2	85.5	2,226.2	104.3
Greater than ten years	421.6	38.2	1,239.3	97.0	1,660.9	135.2
Residential mortgage-backed securities	6.6	.1	354.9	11.6	361.5	11.7
Commercial mortgage-backed securities	8.7	.4	164.2	4.3	172.9	4.7
Other asset-backed securities	14.1	.3	83.9	1.9	98.0	2.2
Total	$906.4	$59.3	$4,607.8	$214.3	$5,514.2	$273.6

Net realized capital (losses) gains for the three and nine months ended September 30, 2013 and 2012, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
OTTI losses on debt securities	$(2.4)	$(1.8)	$(29.6)	$(10.4)
Portion of OTTI losses on debt securities recognized in other comprehensive income	—	—	—	.1
Net OTTI losses on debt securities recognized in earnings	(2.4)	(1.8)	(29.6)	(10.3)
Net realized capital (losses) gains, excluding OTTI losses on debt securities	(10.3)	19.1	17.4	87.9
Net realized capital (losses) gains	$(12.7)	$17.3	$(12.2)	$77.6

Net realized capital losses for the three months ended September 30, 2013 were primarily attributable to losses from the sales of debt securities and yield-related OTTI on debt securities. Net realized capital losses for the nine months ended September 30, 2013 were primarily attributable to yield-related OTTI on debt securities, primarily on U.S. Treasury securities, which was partially offset by gains from the sale of other debt securities. Net realized capital gains for the three and nine months ended September 30, 2012 were primarily attributable to the sale of debt securities, partially offset by losses from derivative transactions.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Proceeds on sales	$1,434.0	$1,323.3	$5,216.5	$4,138.6
Gross realized capital gains	25.0	30.8	83.9	135.7
Gross realized capital losses	34.9	1.9	78.3	13.2

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and nine months ended September 30, 2013 and 2012 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
New mortgage loans	$62.8	$71.8	$126.4	$132.3
Mortgage loans fully repaid	49.1	4.5	168.7	41.8
Mortgage loans foreclosed	—	—	—	16.7

At September 30, 2013 and December 31, 2012, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at September 30, 2013 or December 31, 2012.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, credit worthiness of the borrower and deal structure.  Based upon our most recent assessments at September 30, 2013 and December 31, 2012, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	September 30, 2013	December 31, 2012
1	$118.2	$94.0
2 to 4	1,346.5	1,451.1
5	32.5	60.2
6 and 7	59.0	38.3
Total	$1,556.2	$1,643.6

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at September 30, 2013 and December 31, 2012 of approximately $212 million and $215 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.9 billion and $5.4 billion at September 30, 2013 and December 31, 2012, respectively.  The hedge fund partnership had total assets of approximately $7.2 billion and $7.0 billion at September 30, 2013 and December 31, 2012, respectively.

Non-controlling (Minority) Interests
At September 30, 2013 and December 31, 2012, continuing business non-controlling interests were approximately $51 million and $23 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $.4 million for the three months ended September 30, 2013 and net loss attributable to non-controlling interests was $1.6 million for the nine months ended September 30, 2013, and net income attributable to non-controlling interests was $.4 million and $1.4 million for the three and nine months ended September 30, 2012, respectively.

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Debt securities	$193.9	$186.0	$573.9	$574.7
Mortgage loans	27.2	25.3	76.1	90.8
Other investments	(2.2)	13.1	46.8	39.2
Gross investment income	218.9	224.4	696.8	704.7
Less: investment expenses	(8.9)	(8.2)	(26.7)	(23.1)
Net investment income (1)	$210.0	$216.2	$670.1	$681.6

(1)
Net investment income includes $61.5 million and $210.3 million for the three and nine months ended September 30, 2013, respectively, and $79.8 million and $238.6 million for the three and nine months ended September 30, 2012, respectively, related to investments supporting our experience-rated and discontinued products.

8.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Cost
Nine months ended September 30, 2013
Balance at December 31, 2012	$57.3		$825.2		$(29.5)		$(1,909.4)		$23.0		$(1,033.4)
Other comprehensive (loss) income
before reclassifications	(40.8)		(481.1)		22.9		—		—		(499.0)
Amounts reclassified from accumulated
other comprehensive income	20.6	(2)	17.2	(2)	2.6	(3)	37.9	(4)	(2.0)	(4)	76.3
Other comprehensive (loss) income	(20.2)		(463.9)		25.5		37.9		(2.0)		(422.7)
Balance at September 30, 2013	$37.1		$361.3		$(4.0)		$(1,871.5)		$21.0		$(1,456.1)
Nine months ended September 30, 2012
Balance at December 31, 2011	$58.2		$595.2		$(33.7)		$(1,834.6)		$25.7		$(1,189.2)
Other comprehensive (loss) income	2.4		258.5		5.0		36.4		(2.0)		300.3
Balance at September 30, 2012	$60.6		$853.7		$(28.7)		$(1,798.2)		$23.7		$(888.9)

(1)	Represents unrealized losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statement of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statement of Income, except for derivatives related to interest rate swaps which are reflected in interest expense and were not material during the nine months ended September 30, 2013.

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at September 30, 2013 or December 31, 2012.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at September 30, 2013 or December 31, 2012.  The total fair value of our broker quoted securities was approximately $99 million at September 30, 2013 and $117 million at December 31, 2012.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – We currently have two classifications of equity securities:  those that are publicly-traded and those that are privately-held.  Our publicly-traded securities are classified as Level 1 because quoted prices are available for these securities in an active market.  For privately-held equity securities, there is no active market; therefore, we classify these securities as Level 3 because we price these securities through an internal analysis of each investment’s financial statements and cash flow projections. Significant unobservable inputs consist of earnings and revenue multiples, discount for lack of marketability and comparability adjustments. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement, which may be significant.

Derivatives – Where quoted prices are available in an active market, our derivatives are classified in Level 1 of the fair value hierarchy.  Certain of our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at September 30, 2013 and December 31, 2012 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets:
Debt securities:
U.S. government securities	$1,272.9	$233.9	$—	$1,506.8
States, municipalities and political subdivisions	—	3,912.9	1.3	3,914.2
U.S. corporate securities	—	7,618.4	36.5	7,654.9
Foreign securities	—	3,226.0	41.5	3,267.5
Residential mortgage-backed securities	—	962.4	—	962.4
Commercial mortgage-backed securities	—	1,404.7	7.4	1,412.1
Other asset-backed securities	—	362.7	32.8	395.5
Redeemable preferred securities	—	61.0	4.1	65.1
Total debt securities	1,272.9	17,782.0	123.6	19,178.5
Equity securities	17.8	.3	62.3	80.4
Derivatives	—	41.8	—	41.8
Total	$1,290.7	$17,824.1	$185.9	$19,300.7
Liabilities:
Derivatives	$—	$2.2	$—	$2.2
December 31, 2012
Assets:
Debt securities:
U.S. government securities	$1,311.4	$248.1	$—	$1,559.5
States, municipalities and political subdivisions	—	3,031.8	2.7	3,034.5
U.S. corporate securities	—	7,736.0	54.6	7,790.6
Foreign securities	—	3,317.9	52.7	3,370.6
Residential mortgage-backed securities	—	979.0	—	979.0
Commercial mortgage-backed securities	—	1,396.5	20.1	1,416.6
Other asset-backed securities	—	512.6	29.5	542.1
Redeemable preferred securities	—	80.5	14.1	94.6
Total debt securities	1,311.4	17,302.4	173.7	18,787.5
Equity securities	18.2	—	22.1	40.3
Derivatives	—	8.9	—	8.9
Total	$1,329.6	$17,311.3	$195.8	$18,836.7
Liabilities:
Derivatives	$—	$.3	$—	$.3

There were no transfers between Levels 1 and 2 during the three or nine months ended September 30, 2013 and 2012.

The gross transfers into (out of) Level 3 during the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Gross transfers into Level 3	$3.8	$—	$3.8	$1.8
Gross transfers out of Level 3	(21.7)	(7.4)	(48.9)	(30.1)
Net transfers (out of) Level 3	$(17.9)	$(7.4)	$(45.1)	$(28.3)

Gross transfers out of Level 3 during the three and nine months ended September 30, 2013 primarily related to securities of States, municipalities and political subdivisions; U.S. corporate securities; and Foreign securities. The fair value of securities transferred out of Level 3 had been based on broker quotes and effective in the third quarter of 2013 is based primarily on a matrix pricing model, which uses quoted market prices of debt securities with similar characteristics. Gross transfers into Level 3 during the three and nine months ended September 30, 2013 primarily were due to quoted prices for certain securities no longer being available in active markets.

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

Bank loans: Where fair value is determined by quoted market prices of bank loans with similar characteristics, our bank loans are classified as Level 2 because they are traded in markets where quoted market prices of identical bank loans are not readily available. For bank loans classified as Level 3, fair value is determined by outside brokers using an internal analysis through a combination of their knowledge of the current pricing environment and market flows.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
September 30, 2013
Assets:
Mortgage loans	$1,556.2	$—	$—	$1,598.6	$1,598.6
Bank loans	142.2	—	130.1	10.5	140.6
Liabilities:
Investment contract liabilities:
With a fixed maturity	9.2	—	—	9.2	9.2
Without a fixed maturity	578.5	—	—	547.4	547.4
Long-term debt	8,266.3	—	8,716.0	—	8,716.0

December 31, 2012
Assets:
Mortgage loans	$1,643.6	$—	$—	$1,698.6	$1,698.6
Liabilities:
Investment contract liabilities:
With a fixed maturity	18.5	—	—	18.5	18.5
Without a fixed maturity	590.2	—	—	611.1	611.1
Long-term debt	6,481.3	—	7,408.7	—	7,408.7

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

Separate Accounts financial assets at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013				December 31, 2012
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$685.7	$2,163.9	$.6	$2,850.2	$721.7	$2,343.9	$.4	$3,066.0
Equity securities	209.4	1.6	—	211.0	194.9	1.0	—	195.9
Derivatives	—	.2	—	.2	—	(1.8)	—	(1.8)
Common/collective trusts	—	692.7	—	692.7	—	749.0	—	749.0
Total (1)	$895.1	$2,858.4	$.6	$3,754.1	$916.6	$3,092.1	$.4	$4,009.1

(1)	Excludes $179.5 million and $238.0 million of cash and cash equivalents and other receivables at September 30, 2013 and December 31, 2012, respectively.

Gross transfers of Separate Accounts financial assets out of Level 3 during the nine months ended September 30, 2013 and 2012 were $4.6 million and $.6 million, respectively. For the three and nine months ended September 30, 2013 and 2012, there were no transfers of Separate Accounts financial assets between Levels 1 and 2 and no transfers of Separate Accounts financial assets into or out of Level 3 except as previously stated.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of September 30, 2013 and December 31, 2012 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset In the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
September 30, 2013
Derivatives	$41.8	$—	$(40.4)	$1.4
Total	$41.8	$—	$(40.4)	$1.4

December 31, 2012
Derivatives	$9.4	$12.5	$(7.5)	$14.4
Total	$9.4	$12.5	$(7.5)	$14.4

(1) There were no amounts offset in our balance sheets at September 30, 2013 or December 31, 2012.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of September 30, 2013 and December 31, 2012 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset In the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
September 30, 2013
Derivatives	$6.1	$(10.7)	$(.9)	$(5.5)
Securities lending	550.2	(550.2)	—	—
Total	$556.3	$(560.9)	$(.9)	$(5.5)

December 31, 2012
Derivatives	$.3	$—	$—	$.3
Securities lending	47.1	(47.1)	—	—
Total	$47.4	$(47.1)	$—	$.3

(1) There were no amounts offset in our balance sheets at September 30, 2013 or December 31, 2012.

10.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement benefit (“OPEB”) plans for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$—	$—	$—	$—	$—	$—	$—	$.1
Amortization of prior service cost	(.1)	(.1)	(.3)	(.3)	(1.0)	(.9)	(2.7)	(2.7)
Interest cost	67.9	74.6	203.6	223.8	2.8	3.6	8.3	10.8
Expected return on plan assets	(99.1)	(96.8)	(297.3)	(290.5)	(.6)	(.6)	(1.8)	(2.0)
Recognized net actuarial losses	19.0	17.5	56.6	52.7	.6	1.1	1.7	3.3
Net periodic benefit (income) cost	$(12.3)	$(4.8)	$(37.4)	$(14.3)	$1.8	$3.2	$5.5	$9.5

During each of the third quarters of 2013 and 2012, we made $60 million in voluntary cash contributions to our tax-qualified noncontributory defined benefit pension plan.

11.    Debt

The carrying value of our long-term debt at September 30, 2013 and December 31, 2012 was as follows:

(Millions)	September 30, 2013	December 31, 2012
Senior notes, 6.3%, due 2014	$392.2	$—
Senior notes, 6.125%, due 2015	243.4	—
Senior notes, 6.0%, due 2016	748.8	748.5
Senior notes, 5.95%, due 2017	438.2	—
Senior notes, 1.75%, due 2017	248.8	248.6
Senior notes, 1.5%, due 2017	498.0	497.7
Senior notes, 6.5%, due 2018	494.9	494.8
Senior notes, 3.95%, due 2020	744.1	743.4
Senior notes, 5.45%, due 2021	705.8	—
Senior notes, 4.125%, due 2021	494.7	494.1
Senior notes, 2.75%, due 2022	984.6	983.4
Senior notes, 6.625%, due 2036	769.8	769.7
Senior notes, 6.75%, due 2037	530.6	529.5
Senior notes, 4.5%, due 2042	479.9	479.3
Senior notes, 4.125%, due 2042	492.5	492.3
Total long-term debt	8,266.3	6,481.3
Less current portion of long-term debt (1)	392.2	—
Total long-term debt, less current portion	$7,874.1	$6,481.3

(1) At September 30, 2013, our 6.3% senior notes due August 2014 are classified as current in the accompanying consolidated balance sheet.

As discussed in Note 3 beginning on page 7, our total long-term debt outstanding increased by $1.8 billion as a result of the acquisition of Coventry, which includes $216.6 million to adjust the Coventry long-term debt to its estimated fair value at the Effective Date. The principal amounts of the outstanding Coventry notes are $375 million of 6.3% senior notes due 2014, $229 million of 6.125% senior notes due 2015, $383 million of 5.95% senior notes due 2017 and $600 million of 5.45% senior notes due 2021.

We issued approximately $700 million of commercial paper in 2013 to finance a portion of the cash purchase price for the acquisition of Coventry. At both September 30, 2013 and December 31, 2012, we did not have any commercial paper outstanding.

Interest Rate Swaps
During June and July of 2012, we entered into two interest rate swaps with an aggregate notional value of $375 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to refinance long-term debt maturing in June 2016. At September 30, 2013, these interest rate swaps had a pretax fair value gain of $39.9 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders' equity.

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at September 30, 2013.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at September 30, 2013.  There were no amounts outstanding under the Facility at any time during the nine months ended September 30, 2013.

12.    Capital Stock

On September 27, 2013, February 19, 2013 and July 27, 2012, our Board of Directors (our “Board”) authorized three separate share repurchase programs. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the nine months ended September 30, 2013, we repurchased approximately 16 million shares of common stock at a cost of approximately $958 million.  At September 30, 2013, we had remaining authorization to repurchase an aggregate of up to approximately $1 billion of common stock under the September 27, 2013 and February 19, 2013 programs.

During the nine months ended September 30, 2013 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 19, 2013	$.20	April 11, 2013	April 26, 2013	$65.2
May 17, 2013	.20	July 11, 2013	July 26, 2013	74.4
September 27, 2013	.20	October 10, 2013	October 25, 2013	73.6

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

13.    Dividend Restrictions and Statutory Surplus

Under regulatory requirements at September 30, 2013, the amount of dividends that may be paid through the end of 2013 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $900 million in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. In the third quarter of 2013, our insurance and HMO subsidiaries paid approximately $637 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $8.8 billion and $6.4 billion at September 30, 2013 and December 31, 2012, respectively.

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

On December 6, 2012, we entered into an agreement to settle MDL No. 2020. Under the terms of the proposed nationwide settlement, we will be released from claims relating to our out-of-network reimbursement practices from the beginning of the applicable settlement class period through August 30, 2013. The settlement class period for health plan members begins on March 1, 2001, and the settlement class period for health care providers begins on June 3, 2003. The agreement contains no admission of wrongdoing. The medical associations are not parties to the settlement agreement.

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

The New Jersey District Court preliminarily approved the settlement on August 30, 2013. The proposed settlement remains subject to final court approval, and a final approval hearing is scheduled for March 2014. Final court approval of the settlement could be delayed by appeals or other proceedings. In addition, the Company has the right to terminate the settlement agreement if more than certain percentages of class members, or class members collectively holding specified dollar amounts of claims, elect to opt-out of the settlement. In connection with the proposed settlement, the Company recorded an after-tax charge to net income of approximately $78 million in the fourth quarter of 2012. The Company will pay for the settlement with available resources and expects the settlement payments to occur over the next twelve to twenty-four months.  We intend to continue to vigorously defend ourselves against the claims brought in these cases by non-settling plaintiffs.

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

Over 35 states are investigating life insurers' claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.  We may incur a liability as a result of these investigations and/or audits, whether as a result of changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

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

Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties or punitive damages that are discretionary in amount, involve a large number of claimants or regulatory authorities, represent a change in regulatory policy, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices.  In addition, because most legal proceedings are resolved over long periods of time, potential losses are subject to change due to, among other things, new developments, changes in litigation strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. Except as specifically noted above under “Out-of-Network Benefit Proceedings,” we are currently unable to predict the ultimate outcome of, or reasonably estimate the losses or a range of losses resulting from, the matters described above, and it is reasonably possible that their outcome could be material to us.

15.    Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  The acquired Coventry operations are reflected in our Health Care segment for the three and nine months ended September 30, 2013. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Summarized financial information of our segments for the three and nine months ended September 30, 2013 and 2012 was as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions (2)	Corporate Financing	Total Company
Three Months Ended September 30, 2013
Revenue from external customers	$12,228.7	$510.7	$98.9	$—	$12,838.3
Operating earnings (loss) (1)	585.8	19.7	6.2	(49.9)	561.8
Three Months Ended September 30, 2012
Revenue from external customers	$8,172.7	$465.8	$45.3	$—	$8,683.8
Operating earnings (loss) (1)	531.8	29.3	3.7	(41.6)	523.2
Nine Months Ended September 30, 2013
Revenue from external customers	$31,743.0	$1,536.8	$174.2	$—	$33,454.0
Operating earnings (loss) (1)	1,637.8	80.8	16.2	(128.6)	1,606.2
Nine Months Ended September 30, 2012
Revenue from external customers	$24,398.4	$1,378.1	$134.5	$—	$25,911.0
Operating earnings (loss) (1)	1,444.2	116.2	13.4	(121.2)	1,452.6

(1)	Operating earnings (loss) excludes net realized capital gains or losses and the other items described in the reconciliation below.

(2)
In the third quarter of 2013, an existing group annuity contract converted from a participating to a non-participating contract. Upon conversion, we recorded $54.1 million of non-cash group annuity conversion premium for this contract and a corresponding $54.1 million non-cash benefit expense on group annuity conversion for this contract.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Operating earnings (1)	$561.8	$523.2	$1,606.2	$1,452.6
Transaction and integration-related costs, net of tax	(34.6)	(12.5)	(140.6)	(12.5)
Reduction of reserve for anticipated future losses on discontinued products, net of tax	—	—	55.9	—
Reversal of allowance and gain on sale of reinsurance recoverable, net of tax	—	—	32.1	—
Loss on early extinguishment of long-term debt, net of tax	—	(23.0)	—	(23.0)
Net realized capital (losses) gains, net of tax	(8.6)	11.5	(8.9)	50.7
Net income attributable to Aetna	$518.6	$499.2	$1,544.7	$1,467.8

(1)
In addition to net realized capital gains (losses), the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs related to the acquisition of Coventry of $34.6 million ($51.2 million pretax) and $140.6 million ($189.6 million pretax) during the three and nine months ended September 30, 2013, respectively, and $12.5 million ($13.8 million pretax) during the three and nine months ended September 30, 2012. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses, as well as the cost of the bridge credit agreement that was in effect prior to the Coventry acquisition, which is reflected in the GAAP Consolidated Statements of Income in interest expense. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Effective Date, the negative cost of carry was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Effective Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings.

•
We reduced the reserve for anticipated future losses on discontinued products by $55.9 million ($86.0 million pretax) in the second quarter of 2013. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from operating earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results. Refer to Note 17 beginning on page 36 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

•
In 2008, as a result of the liquidation proceedings of Lehman Re, a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party including the reinsurance recoverable and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue.

•
In the third quarter of 2012, we incurred a loss on the early extinguishment of long-term debt of $23.0 million ($35.4 million pretax) related to repurchases of certain of our outstanding senior notes.

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

In 2008, as a result of the liquidation proceedings of Lehman Re, a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In September 2008, we took possession of assets supporting the reinsurance recoverable, which previously were held as collateral in a trust. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party including the reinsurance recoverable and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue.

17.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts. As of September 30, 2013, our remaining GIC liability was not material.

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  As a result of this review, $55.9 million ($86.0 million pretax) of the reserve was released in the nine months ended September 30, 2013. This reserve release was primarily due to favorable investment performance as well as favorable retirement experience compared to assumptions we previously made in estimating the reserve. The reserve at each of September 30, 2013 and December 31, 2012 reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2013 and 2012 (pretax) was as follows:

(Millions)	2013	2012
Reserve, beginning of period	$978.5	$896.3
Operating loss	(8.5)	(5.1)
Net realized capital gains	73.7	55.2
Reserve reduction	(86.0)	—
Reserve, end of period	$957.7	$946.4

During the nine months ended September 30, 2013, our discontinued products reflected net realized capital gains, primarily attributable to gains from other invested assets and from the sale of debt securities. We evaluated these results against expectations of future cash flows assumed in estimating the reserve and do not believe that an adjustment to the reserve was required at September 30, 2013.

Assets and liabilities supporting discontinued products at September 30, 2013 and December 31, 2012 were as follows: (1)

(Millions)	2013	2012
Assets:
Debt and equity securities available for sale	$2,326.9	$2,515.3
Mortgage loans	407.2	448.6
Other investments	690.9	711.6
Total investments	3,425.0	3,675.5
Other assets	101.0	79.2
Collateral received under securities loan agreements	151.0	3.8
Current and deferred income taxes	25.2	19.3
Receivable from continuing products (2)	525.1	556.0
Total assets	$4,227.3	$4,333.8
Liabilities:
Future policy benefits	$2,795.3	$2,857.6
Policyholders' funds	—	6.6
Reserve for anticipated future losses on discontinued products	957.7	978.5
Collateral payable under securities loan agreements	151.1	3.8
Other liabilities (3)	323.2	487.3
Total liabilities	$4,227.3	$4,333.8

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $98 million and $296 million for the three and nine months ended September 30, 2013, respectively, and $99 million and $300 million for the three and nine months ended September 30, 2012, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three or nine months ended September 30, 2013 or 2012.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2013, the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2013 and 2012, and the related consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management.
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
October 29, 2013

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

The following MD&A provides a review of our financial condition at September 30, 2013 and December 31, 2012 and operating results for the three and nine months ended September 30, 2013 and 2012. We completed our acquisition of Coventry on May 7, 2013. As a result, Coventry's results after that date are reflected in our results for the three and nine months ended September 30, 2013, which significantly affects the comparability of those results to the three and nine months ended September 30, 2012.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2012 Annual Report on Form 10-K (the “2012 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Revenue:
Health Care	$12,299.8	$8,260.4	$31,970.2	$24,692.2
Group Insurance	573.7	537.1	1,747.6	1,605.7
Large Case Pensions	162.1	119.8	394.1	372.3
Total revenue	13,035.6	8,917.3	34,111.9	26,670.2
Net income attributable to Aetna	518.6	499.2	1,544.7	1,467.8
Operating earnings: (1)
Health Care	585.8	531.8	1,637.8	1,444.2
Group Insurance	19.7	29.3	80.8	116.2
Large Case Pensions	6.2	3.7	16.2	13.4
Cash flows from operations			1,654.6	1,279.9

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 42 for a discussion of non-GAAP measures.  Refer to pages 44, 48 and 49 for a reconciliation of operating earnings to net income attributable to Aetna for Health Care, Group Insurance and Large Case Pensions, respectively.

Our business segment operating earnings in aggregate increased for the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012. The increase in our business segment operating earnings for the three months ended September 30, 2013 is due to the acquisition of Coventry in May 2013 partially offset by lower underwriting margins primarily in our underlying Medicare and Group Life businesses. The increase in our business segment operating earnings for the nine months ended September 30, 2013 is primarily due to the acquisition of Coventry in May 2013, as well as higher underwriting margins in our underlying Commercial Health Care business.

Total revenue increased during the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012 primarily due to higher Commercial, Medicare and Medicaid Health Care premiums from the acquisition of Coventry as well as growth in our underlying Medicare membership and higher premium rates in our underlying Commercial business.

As a result of the acquisition of Coventry, we acquired approximately 3.8 million medical members. At September 30, 2013, we served approximately 22.2 million medical members (consisting of approximately 39% Insured members and 61% administrative services contract (“ASC”) members), 14.2 million dental members and 14.1 million pharmacy benefit management services members.  At September 30, 2012, we served approximately 18.2 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.6 million dental members and 8.8 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2013 and 2012, generating $1.9 billion and $1.5 billion of cash flows from operations in our Health Care and Group Insurance businesses during the nine months ended September 30, 2013 and 2012, respectively.  During 2013, these cash flows contributed to funding the acquisition of Coventry, our ordinary course operating activities, the repayment of $700 million of commercial paper, the payment of cash dividends to shareholders and repurchases of shares of our common stock. We paid dividends to our shareholders of $205 million and $181 million during the nine months ended September 30, 2013 and 2012, respectively. In addition, we repurchased 16 million and 21 million shares of common stock under our share repurchase programs at a cost of approximately $958 million and $925 million during the nine months ended September 30, 2013 and 2012, respectively. On the Effective Date, we issued an aggregate of approximately 52.2 million shares of common stock to holders of Coventry common stock in connection with our acquisition of Coventry. Refer to “Liquidity and Capital Resources” beginning on page 53 and Note 12 of Condensed Notes to Consolidated Financial Statements on page 29 for additional information.

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

Pursuant to the terms of the Merger Agreement, by and among Aetna, Jaguar Merger Subsidiary, Inc., a wholly-owned subsidiary of Aetna (“Merger Sub”), and Coventry, Merger Sub merged with and into Coventry (the “Merger”), with Coventry continuing as the surviving corporation and a wholly-owned subsidiary of Aetna.

Under the terms of the Merger Agreement, Coventry stockholders received $27.30 in cash and 0.3885 of an Aetna common share for each share of Coventry common stock (including restricted shares but excluding shares held by Coventry as treasury stock) outstanding at the effective time of the Merger. As a result, on the Effective Date, we issued approximately 52.2 million common shares with a fair value of approximately $3.1 billion and paid approximately $3.8 billion in cash in exchange for all of the outstanding shares of Coventry common stock and outstanding awards. Substantially all of Coventry's outstanding equity awards vested and were paid out in cash and canceled in connection with the Merger. We funded the cash portion of the purchase price with a combination of $2.0 billion of long-term debt issued in November 2012, approximately $700 million of commercial paper issued in 2013 and approximately $1.1 billion of available cash on hand.

The Coventry acquisition adds medical membership, which we expect will continue to enhance our diversified portfolio, increases our presence in government programs, which is an important element of our growth strategy, and improves our positioning and reach in health insurance exchange-based businesses.

In connection with the acquisition of Coventry, on March 31, 2013, we completed the sale of our Missouri Medicaid business, Missouri Care, Incorporated (“Missouri Care”), to WellCare Health Plans, Inc. The sale price was not material and did not have a material impact on our financial position or operating results.

Management Updates
On June 14, 2013, we announced that Francis S. Soistman would succeed Kristi Ann Matus as Executive Vice President, Government Services, and Ms. Matus would be leaving the Company effective July 5, 2013. On July 25, 2013, in connection with her departure, Ms. Matus and the Company entered into a separation agreement, the principal terms of which are described in Part II, Item 5 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

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

Key components of the legislation will continue to be phased in over the next several years, with the most significant changes during that time due to occur in 2014, including health insurance exchanges (also known as health insurance marketplaces) (“Insurance Exchanges”), Medicare minimum medical loss ratios (“MLRs”), the individual coverage mandate, guaranteed issue, rating limits in the individual and small group markets, and new industry-wide fees, assessments and taxes.  We are dedicating and will continue to be required to dedicate material resources and incur material expenses during that time to implement and comply with Health Care Reform as well as state level health care reform.  While the federal government has issued a number of regulations implementing Health Care Reform, many significant parts of the legislation, including aspects of Medicaid expansion, employer penalties, fees and taxes, reinsurance, risk transfer, risk adjustment and the implementation of Medicare Advantage and Part D minimum MLRs have not yet been fully implemented and may require further guidance and clarification at the federal level and/or in the form of regulations and actions by state legislatures to implement the law.  As a result, many of the impacts of Health Care Reform will not be known for several years, and given the inherent difficulty of foreseeing how individuals and businesses will respond to the choices afforded them by Health Care Reform, we cannot predict the full effect Health Care Reform will have on us.

On October 1, 2013, Insurance Exchanges became available for consumers to access and begin the enrollment process for coverage beginning January 1, 2014. Aetna currently has chosen to participate in ten individual exchanges on a statewide basis and on individual exchanges in an additional seven states on a limited basis.

In addition, because we partially priced certain Health Care Reform fees into our 2013 renewals with member months in 2014, we experienced a temporary operating earnings benefit in 2013. We expect this benefit to be lower in 2014.

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

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 34.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. The acquired Coventry operations after the Effective Date are reflected in our Health Care segment for the three and nine months ended September 30, 2013.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

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

Operating Summary for the Three and Nine Months Ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Premiums:
Commercial	$6,553.6	$5,266.2	$17,835.6	$15,645.9
Medicare	3,220.4	1,525.4	8,114.9	4,731.3
Medicaid	1,251.2	455.2	2,561.8	1,224.9
Total premiums	11,025.2	7,246.8	28,512.3	21,602.1
Fees and other revenue	1,203.5	925.9	3,230.7	2,796.3
Net investment income	74.1	71.8	227.7	230.6
Net realized capital (losses) gains	(3.0)	15.9	(.5)	63.2
Total revenue	12,299.8	8,260.4	31,970.2	24,692.2
Health care costs	9,161.9	5,847.7	23,548.3	17,613.5
Operating expenses:
Selling expenses	327.9	249.5	903.8	755.5
General and administrative expenses	1,881.1	1,296.8	4,990.7	3,916.9
Total operating expenses	2,209.0	1,546.3	5,894.5	4,672.4
Amortization of other acquired intangible assets	64.2	33.0	146.2	105.6
Total benefits and expenses	11,435.1	7,427.0	29,589.0	22,391.5
Income before income taxes	864.7	833.4	2,381.2	2,300.7
Income taxes	314.9	301.1	873.8	824.9
Net income including non-controlling interests	549.8	532.3	1,507.4	1,475.8
Less: Net income (loss) attributable to non-controlling interests	.7	—	(2.7)	.3
Net income attributable to Aetna	$549.1	$532.3	$1,510.1	$1,475.5

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Net income attributable to Aetna	$549.1	$532.3	$1,510.1	$1,475.5
Transaction and integration-related costs, net of tax (1)	34.4	10.0	126.4	10.0
Net realized capital losses (gains), net of tax	2.3	(10.5)	1.3	(41.3)
Operating earnings	$585.8	$531.8	$1,637.8	$1,444.2

(1)
During the three and nine months ended September 30, 2013, we incurred transaction and integration-related costs related to the acquisition of Coventry of $34.6 million ($51.2 million pretax) and $140.6 million ($189.6 million pretax), respectively, of which $34.4 million ($50.8 million pretax) and $126.4 million ($167.7 million pretax), respectively, were recorded in the Health Care segment. In the third quarter of 2012, we incurred transaction-related costs of $12.5 million ($13.8 million pretax) related to the acquisition of Coventry, of which $10.0 million were not tax deductible and were recorded in the Health Care segment. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Effective Date, the negative cost of carry associated with the permanent financing was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Effective Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings. These are other items because they neither relate to the ordinary course of our business nor reflect our underlying business performance.

Operating earnings increased for the three and nine months ended September 30, 2013 compared to the corresponding periods in 2012. The increase in operating earnings for the three months ended September 30, 2013 is due to the acquisition of Coventry in May 2013 partially offset by lower underwriting margins primarily in our underlying Medicare business. The increase in operating earnings for the nine months ended September 30, 2013 is primarily due to the acquisition of Coventry in May 2013, as well as higher underwriting margins in our underlying Commercial business.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three and nine months ended September 30, 2013 and 2012, our MBRs by product were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Commercial	80.5%	79.6%	79.5%	80.4%
Medicare	87.8%	82.5%	88.2%	83.3%
Medicaid	84.9%	87.6%	86.0%	89.6%
Total	83.1%	80.7%	82.6%	81.5%

Refer to our discussion of Commercial and Medicare results below for an explanation of the changes in our MBRs.

Commercial operating results for the three and nine months ended September 30, 2013 reflect an increase in membership from the Coventry acquisition.
Commercial premiums increased approximately $1.3 billion and $2.2 billion for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012, as a result of the acquisition of Coventry. Commercial premiums also increased during the nine months ended September 30, 2013 as a result of higher premium rates in our underlying business.

Our Commercial MBR was 80.5% and 79.5% for the three and nine months ended September 30, 2013, compared to 79.6% and 80.4% for the corresponding periods in 2012, relatively flat year over year for the three and nine months ended September 30, 2013 and 2012. Our Commercial MBR for the three months ended September 30, 2013 includes the impact of lower than projected medical cost trends driven primarily by lower than projected utilization of medical services, which resulted in favorable development of prior periods' health care cost estimates, primarily attributable to 2013 performance. The improvement in our Commercial MBR for the nine months ended September 30, 2013 is due to the impact of increased favorable development of prior-years’ health care cost estimates in 2013. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2012 Annual Report for a discussion of Health Care Costs Payable at December 31, 2012.

Medicare operating results for the three and nine months ended September 30, 2013 reflect an increase in membership, primarily from the Coventry acquisition, offset by lower underwriting margins in our underlying business compared to the corresponding periods in 2012.
Medicare premiums increased approximately $1.7 billion and $3.4 billion for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012. For the three and nine months ended September 30, 2013, the increase is primarily due to the addition of Coventry membership and higher premium from underlying membership growth.

Our Medicare MBR was 87.8% and 88.2% for the three and nine months ended September 30, 2013, respectively, compared to 82.5% and 83.3% for the corresponding periods in 2012. The increase in our Medicare MBR for both the three and nine month periods is primarily due to favorable 2012 experience being reflected in establishing customer premiums upon renewal in 2013 as well as underperformance in two specific Medicare product offerings and the impacts of sequestration on Medicare reimbursement rates.

Medicaid operating results for the three and nine months ended September 30, 2013 primarily reflect an increase in membership from the Coventry acquisition compared to the corresponding periods in 2012.
Medicaid premiums increased approximately $796 million and $1.3 billion for the three and nine months ended September 30, 2013, respectively, compared to the corresponding periods in 2012, as a result of the addition of Coventry membership as well as, in the nine months ended September 30, 2013, the favorable impact of in-state expansions and growth in high acuity populations in our underlying business.

Our Medicaid MBR was 84.9% and 86.0% for the three and nine months ended September 30, 2013, respectively, compared to 87.6% and 89.6% for the corresponding periods in 2012. The improvement in our Medicaid MBR for the three and nine months ended September 30, 2013 is primarily due to the inclusion of Coventry, which added geographies carrying relatively lower MBRs. The improvement in our Medicaid MBR for the nine months ended September 30, 2013 also reflects an increase in favorable development of prior years' health care cost estimates.

Fees and Other Revenue
Health Care fees and other revenue increased approximately $278 million and $434 million for the three and nine months ended September 30, 2013, respectively compared to the corresponding periods in 2012. The increase in both the three and nine month periods is primarily due to the acquisition of Coventry's service businesses.

General and Administrative Expenses
General and administrative expenses increased $584 million and $1.1 billion for the three and nine months ended September 30, 2013, respectively, compared with the corresponding periods of 2012, due primarily to the inclusion of general and administrative costs relating to Coventry as well as transaction and integration-related costs incurred for the Coventry acquisition which were partially offset by continued execution of our expense initiatives, including execution on our Coventry-related cost synergies.

Membership
Health Care’s membership at September 30, 2013 and 2012 was as follows:

	2013			2012
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,985	12,779	18,764	4,703	11,578	16,281
Medicare Advantage	961	—	961	443	—	443
Medicare Supplement	363	—	363	201	—	201
Medicaid	1,226	838	2,064	397	856	1,253
Total Medical Membership	8,535	13,617	22,152	5,744	12,434	18,178

Consumer-Directed Health Plans (1)			3,307			2,562

Dental:
Total Dental Membership	5,488	8,727	14,215	4,932	8,676	13,608

Pharmacy:
Commercial			10,124			8,028
Medicare PDP (stand-alone)			2,139			479
Medicare Advantage PDP			582			201
Medicaid			1,244			107
Total Pharmacy Benefit Management Services			14,089			8,815

(1) Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

Total medical membership at September 30, 2013 increased compared to September 30, 2012, reflecting an increase of approximately 3.8 million medical members from the acquisition of Coventry as well as growth in our underlying Medicare businesses.

Total dental membership at September 30, 2013 increased compared to September 30, 2012 primarily reflecting an increase of 902 thousand members from the acquisition of Coventry which was partially offset by lapsed customers that exceeded new sales in our underlying Commercial Insured and ASC businesses.

Total pharmacy benefit management services membership increased at September 30, 2013 compared to September 30, 2012 primarily reflecting an increase of 4.1 million members from the acquisition of Coventry as well as growth across all lines of our underlying business, primarily our Commercial ASC and Medicaid businesses.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2013, 2012 and 2011:

(Millions)	2013	2012	2011
Health care costs payable, beginning of period	$2,992.5	$2,675.5	$2,630.9
Less: reinsurance recoverables	3.8	3.3	1.7
Health care costs payable, beginning of period, net	2,988.7	2,672.2	2,629.2

Acquisition of businesses	1,440.1	—	—

Add: Components of incurred health care costs:
Current year	23,944.7	17,758.5	16,465.3
Prior years (1)	(396.4)	(145.0)	(405.0)
Total incurred health care costs	23,548.3	17,613.5	16,060.3

Less: Claims paid
Current year	20,840.9	15,035.2	14,151.0
Prior years	2,567.7	2,308.4	2,031.1
Total claims paid	23,408.6	17,343.6	16,182.1

Disposition of business	(42.3)	—	—

Health care costs payable, end of period, net	4,526.2	2,942.1	2,507.4
Add: reinsurance recoverables	4.9	3.2	1.7
Health care costs payable, end of period	$4,531.1	$2,945.3	$2,509.1

(1)	Negative amounts reported for incurred health care costs related to prior years result from claims being settled for less than originally estimated.

The acquisition of Coventry resulted in a $1.4 billion increase in health care costs payable at the Effective Date (refer to Note 3 of Condensed Notes to Consolidated Financial Statements beginning on page 7 for additional information).

Favorable development of prior years' health care costs payable estimates was approximately $396 million and $145 million during the nine months ended September 30, 2013 and 2012, respectively, and in 2013 includes Coventry favorable prior years' development since the Effective Date. The favorable development in estimated prior years' health care costs payable in each period primarily resulted from lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. This development does not directly correspond to an increase in our current year operating results.

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

Operating Summary for the Three and Nine Months Ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Premiums:
Life	$284.1	$270.3	$861.1	$799.0
Disability	188.2	157.8	553.6	467.3
Long-term care	11.1	11.3	33.7	34.5
Total premiums	483.4	439.4	1,448.4	1,300.8
Fees and other revenue	27.3	26.4	88.4	77.3
Net investment income	67.0	65.4	211.8	211.5
Net realized capital (losses) gains	(4.0)	5.9	(1.0)	16.1
Total revenue	573.7	537.1	1,747.6	1,605.7
Current and future benefits	450.8	397.9	1,327.1	1,156.9
Operating expenses:
Selling expenses	26.0	23.3	79.5	65.0
General and administrative expenses	75.5	67.6	224.6	207.2
Reversal of allowance on reinsurance recoverable	—	—	(42.2)	—
Total operating expenses	101.5	90.9	261.9	272.2
Amortization of other acquired intangible assets	1.1	1.1	3.3	3.3
Total benefits and expenses	553.4	489.9	1,592.3	1,432.4
Income before income taxes	20.3	47.2	155.3	173.3
Income taxes	3.4	13.6	41.9	45.5
Net income including non-controlling interests	16.9	33.6	113.4	127.8
Less: Net (loss) income attributable to non-controlling interests	(.3)	.4	1.1	1.1
Net income attributable to Aetna	$17.2	$33.2	$112.3	$126.7

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Net income attributable to Aetna	$17.2	$33.2	$112.3	$126.7
Reversal of allowance and gain on sale of reinsurance recoverable, net of tax (1)	—	—	(32.1)	—
Net realized capital losses (gains), net of tax	2.5	(3.9)	.6	(10.5)
Operating earnings	$19.7	$29.3	$80.8	$116.2

(1)
In 2008, as a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party including the reinsurance recoverable and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue. These are other items in the second quarter of 2013 because they neither relate to the ordinary course of our business nor reflect underlying 2013 business performance.

Operating earnings for the three and nine months ended September 30, 2013 declined when compared to the corresponding periods in 2012, primarily reflecting lower underwriting margins in our Group Life products due to higher claim incidence, partially offset by higher underwriting margins in our Disability products.

The group benefit ratio, which represents current and future benefits divided by premiums, was 93.3% and 91.6% for the three and nine months ended September 30, 2013, respectively, and 90.6% and 88.9%, respectively for the three and nine months ended September 30, 2012. The increase in our group benefit ratio in each period is primarily due to higher claims in our Group Life products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Premiums	$42.5	$42.7	$113.1	$126.4
Group annuity contract conversion premium (1)	54.1	—	54.1	—
Net investment income	68.9	79.0	230.6	239.5
Other revenue	2.3	2.6	7.0	8.1
Net realized capital losses	(5.7)	(4.5)	(10.7)	(1.7)
Total revenue	162.1	119.8	394.1	372.3
Current and future benefits	106.2	119.4	328.3	355.6
Benefit expense on group annuity contract conversion (1)	54.1	—	54.1	—
General and administrative expenses	3.0	3.0	9.4	9.3
Reduction of reserve for anticipated future losses on discontinued products	—	—	(86.0)	—
Total benefits and expenses	163.3	122.4	305.8	364.9
(Loss) income before income (benefits) taxes	(1.2)	(2.6)	88.3	7.4
Income taxes (benefits) expenses	(3.6)	(3.4)	23.2	(4.9)
Net income attributable to Aetna	$2.4	$.8	$65.1	$12.3

(1)
In the third quarter of 2013, an existing group annuity contract converted from a participating to a non-participating contract. Upon conversion, we recorded $54.1 million of non-cash group annuity conversion premium for this contract and a corresponding $54.1 million non-cash benefit expense on group annuity conversion for this contract.

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Net income attributable to Aetna	$2.4	$.8	$65.1	$12.3
Reduction of reserve for anticipated future losses on discontinued products, net of tax (1)	—	—	(55.9)	—
Net realized capital losses, net of tax	3.8	2.9	7.0	1.1
Operating earnings	$6.2	$3.7	$16.2	$13.4

 (1) In 1993, we discontinued the sale of our fully guaranteed large case pension products and established a reserve for anticipated future losses on these products, which we review quarterly. Changes in this reserve are recognized when deemed appropriate. In the second quarter of 2013, we reduced the reserve for anticipated future losses on discontinued products by $55.9 million ($86.0 million pretax). We believe excluding any changes in the reserve for anticipated future losses on discontinued products from operating earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  As of September 30, 2013, our remaining GIC liability was not material. We provide additional information on this reserve, including key assumptions and other important information, in Note 17 of Condensed Notes to Consolidated Financial Statements beginning on page 36.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income for Large Case Pensions. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review $55.9 million ($86.0 million pretax) of the reserve was released in the nine months ended September 30, 2013. This reserve release was primarily due to favorable investment performance as well as favorable retirement experience compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2013 and 2012 (pretax) was as follows:

(Millions)	2013	2012
Reserve, beginning of period	$978.5	$896.3
Operating loss	(8.5)	(5.1)
Net realized capital gains	73.7	55.2
Reserve reduction	(86.0)	—
Reserve, end of period	$957.7	$946.4

During the nine months ended September 30, 2013, our discontinued products reflected net realized capital gains, primarily attributable to gains from other invested assets and from the sale of debt securities. We evaluated these results against expectations of future cash flows assumed in estimating the reserve and do not believe that an adjustment to the reserve was required at September 30, 2013.

INVESTMENTS

At September 30, 2013 and December 31, 2012 our investment portfolio consisted of the following:

(Millions)	September 30, 2013	December 31, 2012
Debt and equity securities available for sale	$19,258.9	$18,827.8
Mortgage loans	1,556.2	1,643.6
Other investments	1,719.9	1,448.7
Total investments	$22,535.0	$21,920.1

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees).

Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at September 30, 2013 and December 31, 2012:

(Millions)	September 30, 2013	December 31, 2012
Experience-rated products	$1,572.8	$1,660.3
Discontinued products	3,425.0	3,675.5
Remaining products	17,537.2	16,584.3
Total investments	$22,535.0	$21,920.1

Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2013	2012	2013	2012
Scheduled contract maturities and benefit payments (1)	$60.0	$59.0	$178.5	$176.9
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	2.0	.2	5.9	3.3
Participant-directed withdrawals	1.3	.6	2.8	1.7

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both September 30, 2013 and December 31, 2012, with approximately $4.5 billion and $4.6 billion rated AAA at September 30, 2013 and December 31, 2012, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.2 billion and $1.1 billion at September 30, 2013 and December 31, 2012, respectively, (of which 18% and 19% at September 30, 2013 and December 31, 2012, respectively, supported our experience-rated and discontinued products).

At September 30, 2013 and December 31, 2012, we held approximately $742 million and $694 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 3% of our total investments at each date.  These securities had an average credit quality rating of A+ at both September 30, 2013 and December 31, 2012 with and without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At September 30, 2013 and December 31, 2012, approximately 2% and 1%, respectively, of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt or European corporate issuers of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both September 30, 2013 and December 31, 2012 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 21 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At September 30, 2013 and December 31, 2012, our debt and equity securities had net unrealized capital gains of $840 million and $1.9 billion, respectively, of which $257 million and $540 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 14 for details of net unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at September 30, 2013 and December 31, 2012.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income if we do not intend to sell the security.  Accounting for other-than-temporary impairment of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2012 Annual Report for additional information.

Net Realized Capital Gains and Losses
Net realized capital losses were $9 million ($13 million pretax) and $9 million ($12 million pretax) for the three and nine months ended September 30, 2013, respectively. Net realized capital gains were $12 million ($17 million pretax) and $51 million ($78 million pretax) for the three and nine months ended September 30, 2012, respectively.  We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three or nine months ended September 30, 2013 or 2012.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented approximately 7% of our total invested assets at both September 30, 2013 and December 31, 2012.  There were no material impairment reserves on these loans at September 30, 2013 or December 31, 2012.  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements on page 14 for additional information on our mortgage loan portfolio.

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

Assuming an immediate 100 basis point increase in interest rates and immediate decrease of 15% in the prices for domestic equity securities, the theoretical decline in the fair values of our market sensitive instruments was $631 million ($971 million pretax) at September 30, 2013.

•
Approximately $411 million ($633 million pretax) was the result of the theoretical reduction of the fair value of our long-term debt. Changes in the fair value of our long-term debt do not impact our financial position or operating results.

•
The remaining $220 million ($338 million pretax) was from the theoretical reduction in the fair value of our investment securities partially offset by the theoretical reduction in the value of interest rate sensitive liabilities. Reductions in the fair value of our investment securities would be reflected as an unrealized loss in equity, as we classify these securities as available for sale. We do not record our liabilities at fair value.

Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows as of September 30, 2013.

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

Presented below is a condensed statement of cash flows for the nine months ended September 30, 2013 and 2012. On May 7, 2013, we completed the acquisition of Coventry, which is reflected in our cash flows for the nine months ended September 30, 2013.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2013	2012
Cash flows from operating activities
Health Care and Group Insurance	$1,906.9	$1,454.1
Large Case Pensions	(252.3)	(174.2)
Net cash provided by operating activities	1,654.6	1,279.9
Cash flows from investing activities
Health Care and Group Insurance	(1,354.7)	(569.1)
Large Case Pensions	208.5	100.5
Net cash used for investing activities	(1,146.2)	(468.6)
Net cash used for financing activities	(1,005.2)	(852.8)
Net decrease in cash and cash equivalents	$(496.8)	$(41.5)

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.9 billion and $1.5 billion for the nine months ended September 30, 2013 and September 30, 2012, respectively.  The increase during the nine months ended September 30, 2013 compared with the corresponding period in 2012 is primarily attributable to the termination of a reinsurance arrangement with Lehman Re and sale of the related claim, the timing of certain payments, as well as the inclusion of results from the acquisition of Coventry, offset somewhat by transaction and integration-related costs associated with the Coventry acquisition (Refer to Note 16 of the Condensed Notes to Consolidated Financial Statements on page 35 for more information on this reinsurance agreement).

Cash flows used for investing activities were approximately $1.1 billion and $469 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in cash used for the nine months ended September 30, 2013 compared with the corresponding period in 2012 is primarily attributable to cash used to fund the acquisition of Coventry, net of the cash acquired in connection with the acquisition, partially offset by an increase in net proceeds from sales and maturities of investments.

During the nine months ended September 30, 2013 and 2012, our cash flows used for financing activities reflect the repurchase of approximately 16 million and 21 million shares of common stock at a cost of approximately $958 million and $925 million, respectively. At September 30, 2013, the capacity remaining under our share repurchase authorizations was approximately $1 billion. Refer to Note 12 of the Condensed Notes to Consolidated Financial Statements on page 29 for more information on our share repurchases. In May 2012, we issued $250 million of 1.75% senior notes due in 2017 and $500 million of 4.5% senior notes due in 2042, which provided us with cash proceeds of $720.4 million after underwriting fees and other offering expenses, and being issued at a discount.

During the nine months ended September 30, 2013 our Board of Directors (our “Board”) declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 19, 2013	$.20	April 11, 2013	April 26, 2013	$65.2
May 17, 2013	.20	July 11, 2013	July 26, 2013	74.4
September 27, 2013	.20	October 10, 2013	October 25, 2013	73.6

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at September 30, 2013.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at September 30, 2013.  There were no amounts outstanding under the Facility at any time during the nine months ended September 30, 2013.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At both September 30, 2013 and December 31, 2012, we did not have any commercial paper outstanding. The maximum amount of commercial paper borrowings outstanding during the nine months ended September 30, 2013 was $700 million, issued to finance a portion of the cash purchase price for the acquisition of Coventry.

Our total long-term debt increased by approximately $1.8 billion as a result of the acquisition of Coventry, which includes $216.6 million to adjust the Coventry long-term debt to its estimated fair value.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 38% at September 30, 2013. Following the announcement of our agreement to acquire Coventry in August 2012, each of A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for possible downgrade and S&P affirmed certain of our ratings and revised its outlook to stable from positive. Following the closing of the Coventry acquisition, and consistent with our expectations, Moody's downgraded our long-term debt and financial strength ratings. Also following the close of the Coventry acquisition, Fitch affirmed certain of our ratings and revised its outlook to negative from stable and A.M. Best affirmed certain of our ratings and maintained a stable outlook. Separately, after a review of Aetna under its new ratings criteria, S&P revised the outlook on certain of Aetna's ratings to positive from stable. These rating and outlook actions included the consideration of our intention to lower our debt to capital ratio to approximately 35% over the two years following the closing of the Coventry acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $86 million and $247 million for the three and nine months ended September 30, 2013, respectively, and $69 million and $192 million for the three and nine months ended September 30, 2012, respectively.

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

Contractual Obligations
The following table summarizes certain estimated future obligations by period under our various contractual obligations at September 30, 2013. The table below does not include all future obligations by period, and only represents those future obligations that have changed materially from those presented in our 2012 Annual Report as a result of the acquisition of Coventry. We believe that funds from future operating cash flows, together with cash, investments and other funds available under the Facility or from public or private financing sources, will be sufficient to meet our existing commitments as well as our liquidity needs associated with future operations, including our strategic growth initiatives.

(Millions)	2013	2014 - 2015	2016 - 2017	Thereafter	Total
Long-term debt obligations, including interest	$134.0	$1,341.4	$2,497.2	$8,802.7	$12,775.3
Operating lease obligations	42.0	258.1	141.8	103.8	545.7
Purchase obligations	49.0	269.1	108.9	2.4	429.4
Total	$225.0	$1,868.6	$2,747.9	$8,908.9	$13,750.4

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

In addition, under the Budget Control Act of 2011 (the “BCA”) and the American Taxpayer Relief Act of 2012 (the “ATRA”), automatic across-the-board budget cuts (also known as “sequestration”), including Medicare spending cuts of not more than 2% of total program costs per year for nine years, started in March 2013. The ATRA also contained additional reductions to Medicare reimbursements to health plans that commenced in April 2013. Subject to the terms of our contracts with providers and CMS guidance, we are exploring strategies to mitigate the adverse impact of these cuts and/or any related Congressional action. Sequestration or entitlement program reform could have a material adverse effect on our business, operations or operating results, particularly on our Medicare revenues, medical benefit ratio and operating results.

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

In addition, under the BCA and the ATRA, sequestration, including Medicare spending cuts of not more than 2% of total program costs per year for nine years, started in March 2013. The ATRA also contained additional reductions to Medicare reimbursements to health plans that commenced in April 2013. Sequestration or entitlement program reform could have a material adverse effect on our business, operations or operating results, particularly on our Medicare revenues, medical benefit ratio and operating results.

Our ability to anticipate medical cost trends and achieve appropriate pricing on Insurance Exchanges could affect our operating results. There can be no assurance that the future health care benefit costs and membership of our Insurance Exchange products will not deviate from our projections.
Unanticipated increases in our Insurance Exchange product health care benefit costs could adversely affect our operating results. Coverage under Insurance Exchange products is expected to commence on January 1, 2014, and initial enrollment in these products is ongoing. Neither we nor other companies have prior experience with pricing Insurance Exchange products or utilization of medical and/or other covered services by Insurance Exchange product members. We have set premium rates for our Insurance Exchange products based on our projections, including as to the health status and quantity of Insurance Exchange membership, utilization of medical and/or other covered services by Insurance Exchange product members and the Insurance Exchange open enrollment period ending on March 31, 2014. The premium rates for our Insurance Exchange products are set in advance and fixed for one-year periods. As a result, health care benefit costs in excess of the health care benefit cost projections reflected in our Insurance Exchange product pricing cannot be recovered in the fixed premium period through higher premiums; however, in certain circumstances, Federal risk adjustment mechanisms, including risk adjustment payments, risk corridors and reinsurance, could help offset health care benefit costs in excess of our projections. Even with these protections, the profitability of our Insurance Exchange products is particularly sensitive to the accuracy of our forecasts of increases in health care benefit costs we expect to occur during the fixed premium period. Those forecasts were made several months before the fixed premium period will begin, required a significant degree of judgment and are dependent on our ability to detect medical cost trends as well as the accuracy of our projections used in setting our Insurance Exchange product premium rates. There can be no assurance regarding the accuracy of the health care benefit cost, membership or other projections reflected in our Insurance Exchange product pricing. This risk is magnified by the technical difficulties applicants encounter in utilizing Insurance Exchanges and the potential for legislation or regulations that cause Insurance Exchanges to operate in a manner different than what we projected in setting our Insurance Exchange product premium rates. For additional information on certain of the medical cost trend, pricing and economic conditions risks associated with our Insurance Exchange and other Health Care products, see “Our ability to anticipate and detect medical cost trends and achieve appropriate pricing affects our operating results, and our business and operating results may continue to be adversely affected by prevailing economic conditions. There can be no assurance that the future health care and other benefit costs will not deviate from our projections.” in the “Forward-Looking Information/Risk Factors” portion of our 2012 Annual Report.
Programs funded by the United States federal government account for a substantial portion of our revenue and earnings. A delay by Congress in raising the federal government’s debt ceiling could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on our businesses, operating results and cash flows.
The federal government’s “debt ceiling”, or the amount of debt the federal government is permitted to borrow to meet its legal obligations (including, among other things, interest on the national debt, Medicare and Medicaid premiums, Social Security benefits and contributions to the Federal Employees Health Benefits Program), is limited by statute and can only be raised by an act of Congress.
After several weeks of contentious negotiations leading up to the date the federal government’s current obligations were expected to exceed its cash on hand and incoming receipts, Congress recently extended the federal government’s borrowing capacity until February 7, 2014. It is reasonably possible that Congress will not act to raise the debt ceiling on or before February 7, 2014.
If Congress does not raise the debt ceiling on or before February 7, 2014, or if the federal government’s current obligations approach or exceed its cash on hand and incoming receipts, federal government spending may be subject to delay, reduction, suspension or cancellation. A significant portion of our revenues are derived from health care coverage programs that are funded in whole or in part by the federal government, including the Medicare, Medicaid, and dual eligible programs, the Children's Health Insurance Program and the Federal Employees Health Benefits Program and subsidies for qualified individuals and families purchasing health insurance through public exchanges. If federal spending is delayed, suspended or curtailed, we would continue to receive claims from providers providing services to beneficiaries of these programs, and we could be liable for, and be required to fund, such claims. Furthermore, the terms of our disability products often provide that the benefits due to beneficiaries are reduced by the amount of certain federal benefits they receive, most notably Social Security Disability Insurance payments. If such payments are suspended due to a failure to timely raise the debt ceiling, our disability payment obligations would be increased accordingly. If beneficiaries subsequently receive such payments from the federal government, we would seek reimbursement or attempt to offset a portion of such payments against future disability benefit payments. We may not be successful in recovering the amount sought. Accordingly, a failure to timely raise the debt ceiling could have a material adverse effect on our businesses, operating results, cash flows and reputation and, in the case of a prolonged failure to raise the debt ceiling, our financial condition.
If the United States defaults on its obligations due to a failure to timely raise the debt ceiling or otherwise, or its credit rating is downgraded by any of the credit rating agencies, interest rates could rise, financial markets could become volatile and/or the availability of credit (and short-term credit in particular) could be adversely affected, thereby increasing our borrowing costs and/or negatively impacting the value of our investment portfolio, which could have a material adverse effect on our operating results, financial condition and cash flows and could adversely affect our liquidity.
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

Although the acquisition of Coventry has increased our total exposure to changes in interest rates, we do not believe there has been a material change to the composition of our exposures to market risk since December 31, 2012.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 52 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2013 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 57 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended September 30, 2013:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 - July 31, 2013	—	$—	—	$630.0
August 1, 2013 - August 31, 2013	2.8	63.49	2.8	454.0
September 1, 2013 - September 30, 2013	2.4	65.63	2.4	1,047.0
Total	5.2	$64.48	5.2	N/A

Our Board authorized three separate share repurchase programs on September 27, 2013, February 19, 2013 and July 27, 2012. Each repurchase program authorized us to repurchase up to $750 million of our common stock.  During the three months ended September 30, 2013, we repurchased approximately 5 million shares of common stock at a cost of approximately $333 million.  At September 30, 2013, we had remaining authorization to repurchase an aggregate of up to approximately $1 billion of common stock under the September 27, 2013 and February 19, 2013 programs.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contracts

10.1
Amendment No. 1, dated as of August 4, 2013, to Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Current Report on Form 8-K filed on August 5, 2013. *

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 11 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 29, 2013 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

99	Other Exhibits

99.1	Risk Factors of Coventry Health Care, Inc., incorporated by reference to Exhibit 99.2 to Aetna's Quarterly Report on Form 10-Q filed July 30, 2013.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	October 29, 2013	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 29, 2013 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic