Form 10-K
period 2013-12-31
AETNA INC /PA/
filed 2014-02-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2013) was $23.0 billion.
There were 362.7 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at January 31, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
The 2013 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein. The definitive proxy statement related to Aetna Inc.'s 2014 Annual Meeting of Shareholders, to be filed on or about April 18, 2014 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2013

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I

Item 1. Business

We are one of the nation's leading diversified health care benefits companies, serving an estimated 44 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers' compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”). On May 7, 2013, we acquired Coventry Health Care, Inc. (“Coventry”). The acquisition enhances the scope and geographic breadth of our Health Care products. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

We are working to build healthier communities, a healthier nation and a healthier world. Our operational, financial and strategically important accomplishments during 2013 included:

•	Completing the acquisition of Coventry in a transaction valued at approximately $8.7 billion, including the assumption of Coventry's outstanding long-term debt. The Coventry acquisition:

•	Added medical membership which enhanced our diversified portfolio.

•	Increased our presence in government programs, which is an important element of our growth strategy.

•	Improved our positioning and reach in local geographies.

•
Making progress in growing our next generation network strategy, including our ACS products, patient centered medical homes and other value-based network arrangements. We continue to execute on our strategy of transforming the provider network model and in turn making quality health care more accessible and affordable, which is important in an environment where consumers are focused on receiving quality care at a low cost. Using our combination of population health management technologies and medical management capabilities, our goal is to continue to be a leader in enabling health care providers to change their business models from episodic acute care to patient population management, which allows them to convert from volume-based reimbursement to value-based reimbursement and lowers medical costs for us and our customers, making our products more affordable. In 2013, we signed 17 new accountable care organization (“ACO”) collaborative agreements, bringing our total ACO collaborative agreements to 32 serving 550 thousand ACO members.

•
Making progress in developing and implementing our public health insurance exchange (“Public Exchange”) and private health insurance exchange (“Private Exchange”) strategies. For 2014, Aetna currently has chosen to participate in 10 statewide individual Public Exchanges and, on a limited basis, an additional seven states' individual Public Exchanges. Additionally, in 2014, Aetna currently has chosen to participate in three statewide small group Public Exchanges and, on a limited basis, one additional state's small group Public Exchange. We also are participating in a number of Private Exchanges in 2014. We believe that Private Exchanges are an efficient way for plan sponsors to shift towards a defined contribution model for employee health benefits.

•
Expanding our presence in government programs, through the acquisition of Coventry, as well as underlying Medicare Advantage and Medicare Supplement membership growth. We continue to believe that Medicare products can be a valuable part of our earnings profile over the long term.

•
Effectively deploying excess capital to deliver value for shareholders, as we repurchased 23.0 million shares and raised our quarterly shareholder dividend by approximately 13 percent to $.225 per common share.

We believe that these accomplishments strategically position us for future success with the goal of participating in the shaping of more effective health care systems.

The health care industry continues to experience significant change. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) has changed and will continue to make broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and we expect will continue to significantly impact our business operations and financial results, including our pricing, our medical benefit ratios and the geographies in which our products are available.  Health Care Reform presents us with new business opportunities, but also with new financial and regulatory challenges. Key components of the legislation will continue to be phased in through 2018, with the most significant changes during that time occurring in 2014, including significant new industry-wide fees, assessments and taxes, Public Exchanges (also known as health insurance marketplaces), Medicare minimum medical loss ratios (“MLRs”), the individual coverage mandate, guaranteed issue and rating limits in the individual and small group markets.  It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results. For additional information on federal and state health care reform, refer to “Overview” and “Regulatory Environment” and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with health care reform, see “Forward-Looking Information/Risk Factors,” each sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), beginning on pages 2, 29 and 46 of the Annual Report, respectively, which are incorporated herein by reference.

In addition, employers, consumers and the federal and state governments continue to increase their focus on health care costs, and federal and state governments continue to increase their focus on providing health insurance to the uninsured; and they continue to drive changes in the structure of health insurance and related benefits products and services. Product features continue to evolve that are directed at containing rising health care costs, addressing affordability problems, enhancing access to quality health care services and giving members greater control and responsibility in directing their benefit dollars. For employer-based health coverage, employers are continuing to require covered employee members to assume a greater portion of the cost of their health care and/or coverage. These economic and political factors and greater consumer awareness are leading to increased popularity of products that offer flexibility in design features such as deductibles and co-payments, health savings accounts, consumer access to a broader network of health care providers, quality-based physician networks and high value network solutions. The industry is also subject to other forces including adverse and uncertain economic conditions in the U.S. and abroad, federal and state legislative and regulatory reforms, the shift towards a consumer-focused retail marketplace, advances in pharmaceutical and medical technology and industry consolidation. All of these factors can affect the competitiveness of product and service offerings, the range of industry competitors and the bases of competition. We believe that these factors will exist for some time and will drive a continuing evolution in the health care and related benefits industry.

We continue to invest in our company through the development of new products, strategic acquisitions and new business alliances. We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customer markets and have done so through organic growth, acquisitions, such as the acquisition of Coventry, and new business alliances, such as our ACO arrangements.

Over the last five years, this focus has led to the introduction of new products and tools, such as our HealthagenSM portfolio of products, including our ACS, ActiveHealth and Medicity Inc. (“Medicity”) health information technology (“HIT”) solutions, which further enhance our strategy of transforming the provider network model and in turn making health care more accessible and affordable; CarePass®, which provides consumers with important tools which help to make healthcare more convenient, connect them to providers, and help them navigate the evolving health care system; Aetna One®, our suite of integrated products such as disease management and prevention, wellness and health promotion, and health, disability and absence assessments, designed to help improve member health and productivity and lower medical and other benefit cost trend over time; and Aetna Vision PreferredSM, which provides members with access to one of the largest vision networks in the U.S. We also continue to develop and enhance our existing products and are continuing to expand our initiative to improve the transparency of our products and pricing.

Acquisition of Coventry
On May 7, 2013 (the “Effective Date”), we acquired Coventry in a transaction valued at approximately $8.7 billion, including the assumption of Coventry's outstanding long-term debt. Coventry's products included a full portfolio of risk and fee-based products, including Medicare Advantage and Medicare Part D programs, Medicaid managed care plans, group and individual health insurance, coverage for specialty services such as workers' compensation administrative services, and network rental services.

The Coventry acquisition added medical membership, which enhanced our diversified portfolio, increased our presence in government programs, which is an important element of our growth strategy, and improved our positioning and reach in local geographies.

In connection with the acquisition of Coventry, on March 31, 2013, we completed the sale of our Missouri Medicaid business, Missouri Care, Incorporated (“Missouri Care”), to WellCare Health Plans, Inc. The sale price was not material and did not have a material impact on our financial position or operating results.

Other Transactions
In November 2013, we entered into a definitive agreement to acquire InterGlobal group, a company that specializes in international private medical insurance for groups and individuals in the Middle East, Asia, Africa and Europe. The purchase price is not material. We expect to complete the transaction in the first half of 2014 and finance the acquisition using available resources.

During 2011, we completed four acquisitions that added capabilities and membership, and further advanced our strategies. These acquisitions are further described below in the discussion of our Health Care products and services.

Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue. Refer to the MD&A and Note 19 of Notes to Consolidated Financial Statements beginning on pages 2 and 135, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue, profit and total asset information for each of our business segments and revenue and asset information about geographic areas. Coventry's business and related financial results on and after the Effective Date are recorded within our Health Care segment. The following is a description of each of our business segments.

Health Care
Products and Services
Health Care products consist of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an insured basis and an employer-funded, or administrative, basis and emerging businesses products and services, such as ACS, that complement and enhance our medical products. Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers' compensation administrative services and products that provide access to our provider networks in select geographies. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Our principal products and services are targeted specifically to large multi-site national, mid-sized and small employers. We also serve individual insureds, expatriates and, in certain markets, Medicare and Medicaid beneficiaries and providers. Medicare and Medicaid products and services are categorized separately from the Health Care products and services we sell to employers, other groups, individuals and providers, which we refer to as Commercial.

Our primary Commercial health care products are POS, PPO, HMO, HSA and Indemnity plans.

In addition to these primary Commercial health care products, in select geographies we also offer Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized State Children's Health Insurance Programs (“SCHIP”). SCHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. We also have been selected to participate in Medicare-Medicaid demonstration projects in certain states which are scheduled to begin to operate in 2014. We are seeking to substantially grow our Medicare, Medicaid and Medicare-Medicaid demonstration project businesses over the next several years. Our Medicare and Medicaid products include:

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services. We offered network-based HMO and/or PPO plans in 634 counties in 40 states and Washington, D.C. in 2013, which includes our expanded Medicare presence as a result of the Coventry acquisition. In addition, we are expanding to 929 counties in 40 states and Washington, D.C. in 2014.  As a result of changes in requirements that became effective in 2011, we ceased offering our remaining Medicare private fee-for-service (“PFFS”) products in 2011.

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

We offered a wide selection of Medicare Supplement products in 44 states in 2013, including our products from the 2011 acquisition of Genworth's Medicare Supplement business and related blocks of in-force business.

Medicaid and SCHIP
We offer health care management services to individuals eligible for Medicaid and SCHIP under multi-year contracts which are subject to annual appropriations. We offered these services on an Insured or ASC basis in 15 states in 2013, which includes our expanded Medicaid presence as a result of the Coventry acquisition, which added approximately 919,000 Medicaid medical members on the Effective Date. We also offered targeted medical management services in one state in 2013, which terminated prior to December 31, 2013.

In addition to our the products described above, we also offer other products and services that primarily support our Commercial products, including:

Healthagen SM
Healthagen is a portfolio of growing businesses that tackles the fundamental needs of greater value, coordination and transparency in health care. The Healthagen portfolio includes a variety of HIT products and services, including our ACS, ActiveHealth and Medicity HIT solutions. These products and services are marketed under the Healthagen brand name, and complement our Commercial, Medicare and Medicaid products.

Accountable Care Solutions
Our ACS products focus on growing membership in our medical products through provider collaborations that are designed to lower medical costs for us and our customers and make our products more affordable. Our ACS products offer a suite of solutions designed to facilitate delivery system reform and help reduce the cost of care by enabling population health management for providers. Our ACS products facilitate providers changing their business model from episodic acute care to patient population management which allows them to convert from volume-based reimbursement to value-based reimbursement. Our ACS products deploy Aetna's Medicity, Active Health and other capabilities to collaborate with providers in new ways to improve the quality and efficiency of care for all patients, whether they are Aetna members or members of other payors. In 2013, we began to expand our offering of HIT products and services to individuals in certain geographic areas who are eligible for Medicare Advantage and/or Medicaid programs. Our ACS products create mutually beneficial relationships with providers through a variety of methods, including alignment of financial incentives based on cost and quality, implementation of innovative HIT and deploying leading care management programs. In addition, at February 6, 2014, we had signed 32 ACO agreements and had collaborations under contract with Carilion Clinic, Heartland Health, Banner Health Network, Inova Health System, Memorial Hermann, among others.

ActiveHealth Management
Through the use of our patented CareEngine® system, our ActiveHealth Management products provide evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others. ActiveHealth Management also is a key component of our ACS solutions.

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

iTriage
The iTriage application gives smart phone and computer users access to a symptom navigator which assists users in finding nearby health facilities or physicians that could help with their specific health issue. iTriage assists users in finding health care that is right for them.

Personal Health Record
Our Personal Health Record provides members with online access to personal information, including personalized messages and alerts, detailed health history based on available claims data and voluntarily submitted information, and integrated information and resources to help members make informed decisions about their health care.

Behavioral Health
Our behavioral health and employee assistance products provide members who experience stress, depression and other types of mental health related illness with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs. We can provide customized behavioral health solutions to members in all 50 states.

Pharmacy
We offer pharmacy benefit management services and specialty and mail order pharmacy services to our members. Our pharmacy fulfillment services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®. ASP compounds and dispenses specialty medications and offers certain support services associated with specialty medications. Specialty medications are generally injectable or infused medications that may not be readily available at local pharmacies. Aetna Rx Home Delivery® provides mail order prescription drug services. In 2011, CVS Caremark began to perform the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services for us. In addition, as a result of the Coventry acquisition, another supplier also provides certain pharmacy benefit management services to us and our customers.

Dental
We offer managed dental plans on an Insured and ASC basis. We are one of the nation's largest providers of dental coverage, based on membership at December 31, 2013.

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

Workers' Compensation Administrative Services
Our workers’ compensation administrative services products and services consist of fee-based, managed care services, such as provider network access, cost containment services, pharmacy benefit management, durable medical equipment and ancillary services, and care management services to underwriters and administrators of workers’ compensation insurance.

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

In addition to Medicity, which is described on page 5, the acquisitions we completed in 2011 enhance the health care products and services we offer in the following manner:

Prodigy, and its flexible, highly customizable offerings enhanced our ASC products. Prodigy provides us with the capability to address affordability and quality for middle-sized and small businesses and customers who are primarily price-focused by offering third-party administrator (“TPA”) services for self-funded health care plans. Prodigy's established TPA services business extended our existing capabilities with an alternative product offering attractive to certain self-funded customers seeking a low fixed cost solution with additional service flexibility. It also complements our ACS initiatives and enables a number of positive synergies, including using our provider networks and pharmacy benefit management services to enhance our ability to grow membership and develop customized networks in accountable care models.

Genworth's Medicare Supplement business and related blocks of in-force business substantially enhanced our presence, competitiveness, distribution and administrative capabilities as a provider of Medicare Supplement insurance.  The acquisition significantly expanded our Medicare Supplement product offerings at a time when the Medicare population is anticipated to increase as “Baby Boomers” reach age 65.

Payflex strengthened our existing HSA administration offerings in our Commercial products by providing us with a next-generation platform for administering consumer-directed fund accounts. This acquisition enhanced our ability to provide members with flexible, customized, easy-to-use tools and solutions to better manage their health care expenses, which we believe are important given the increased focus on consumerism and the increasing amount of health care expenses paid by members.

We also offer comprehensive health care benefits and health management solutions worldwide through several different arrangements and offerings that include medical, dental, vision, life, disability and emergency assistance to expatriates, foreign nationals and other constituents. Our health management business collaborates with health care systems, government entities and plan sponsors around the world to design and build health management solutions to improve health, quality and cost outcomes. In November 2013, we entered into a definitive agreement to acquire the Interglobal group. Following completion, we expect this transaction to expand our footprint in fast growing geographies, increase our medical membership and enhance our international penetration with individuals and small and mid-sized business customers.

Provider Networks
We contract with physicians, hospitals and other providers for services to our customers. The health care providers who participate in our networks are independent contractors and are neither our employees nor our agents, except for providers who work in our mail-order and specialty pharmacy facilities.

We use a variety of techniques designed to help encourage appropriate utilization of medical services (“utilization”) and maintain affordability of quality coverage. In addition to contracts with health care providers for negotiated rates of reimbursement, these techniques include creating risk sharing arrangements that align economic incentives with our providers, the development and implementation of guidelines for the appropriate utilization of medical services and the provision of data to providers to enable them to improve health care quality.

At December 31, 2013, Aetna's underlying nationwide provider network had over 937,000 participating health care providers, including approximately 553,000 primary care and specialist physicians and approximately 5,500 hospitals. These figures do not reflect the inclusion of Coventry's provider networks, which have significantly increased the number of providers in our networks.

Accountable Care Solutions
We collaborate with hospitals and other providers through our ACS products. ACS arrangements focus on high value narrow network solutions to provide high-quality, low-cost options in local geographies. We are able to help enhance our relationships with hospitals and other providers through a variety of methods, including a re-alignment of financial incentives for providing high quality care, total cost management initiatives and risk sharing arrangements.

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

Aetna Life Insurance Company (“ALIC”), a wholly-owned subsidiary of Aetna, has received nationwide NCQA PPO Health Plan accreditation, through January 24, 2017. At December 31, 2013, all of our eligible Commercial HMO and PPO members participated in HMOs or PPOs that received accreditation by the NCQA.

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

Principal Markets and Sales
Our medical membership is dispersed throughout the U.S., and we serve a limited but growing number of members in certain countries outside the U.S. Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 135 of the Annual Report, which is incorporated herein by reference, for additional information on our foreign customers. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by U.S. and other geographic region and funding arrangement at December 31, 2013, 2012 and 2011:

	2013			2012			2011
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	2,267	2,814	5,081	1,787	2,662	4,449	1,847	2,628	4,475
Southeast	1,906	3,013	4,919	1,150	2,803	3,953	1,119	2,854	3,973
Mid-America	2,071	2,795	4,866	873	2,251	3,124	797	2,226	3,023
West	2,010	4,088	6,098	1,633	3,986	5,619	1,715	4,267	5,982
Other	361	865	1,226	315	782	1,097	277	729	1,006
Total medical membership	8,615	13,575	22,190	5,758	12,484	18,242	5,755	12,704	18,459

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

Health Care products are sold through our sales personnel, as well as through independent brokers, agents and consultants who assist in the production and servicing of business; Public Exchanges; and Private Exchanges. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. In some instances, we may pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us. In certain cases, our customer pays the broker for services rendered, and we may facilitate that arrangement by collecting the funds from the customer and transmitting them to the broker. We support our marketing and sales efforts with an advertising program that may include television, radio, billboards, print media and social media, supplemented by market research and direct marketing efforts.

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

Beginning in 2012, Health Care Reform ties a portion of each Medicare Advantage plan's reimbursement to the plan's “star ratings.” In 2013 and 2014, those plans that received a rating of three or more stars are eligible for quality-based bonus payments. Beginning in 2015, plans must have a star rating of four or higher to qualify for bonus payments. Our average star rating increased from 3.53 in 2013 to 4.04 in 2014, and for 2014 97% of our Medicare Advantage members are in plans rated at least 3.5 stars and 62% of our Medicare Advantage members are in plans rated at least 4.0 stars. CMS released updated star ratings in October 2013 that were used to determine the portion of our Medicare Advantage membership that will reside in plans with ratings of four stars or higher and qualify for bonus payments in 2015. Our Medicare Advantage plans' operating results from 2012 forward are likely to continue to be significantly determined by their star ratings.

Rates for our Medicare Supplement products are regulated at the state level and vary by state.

Under our Insured Medicaid contracts, state government agencies pay us fixed monthly rates per member that vary by state, line of business and demographics; and we arrange, pay for and manage health care services provided to Medicaid beneficiaries. These rates are subject to change by each state, and in some instances, provide for adjustment for health risk factors. CMS requires these rates to be actuarially sound. We also receive fees from our customers where we provide services under ASC Medicaid contracts. Our ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain performance incentives and limited financial risk sharing with respect to certain medical, financial and operational metrics. Under these arrangements, performance is evaluated annually, with associated financial incentive opportunities and our financial risk share obligations typically limited to a percentage of the fees otherwise payable to us. Payments to us under our Medicaid contracts are subject to the annual appropriation process in the applicable state.

We offer HMO and consumer-directed medical and dental plans to federal employees under the Federal Employees Health Benefits Program and the Federal Employees Dental and Vision Insurance Program. Premium rates and fees for those plans are subject to federal government review and audit, which can result, and have resulted, in retroactive and prospective premium and fee adjustments.

Starting in 2014, Health Care Reform imposes significant new industry-wide fees, assessments and taxes. In 2013, Aetna included a portion of these Health Care Reform fees, assessments and taxes in the pricing for our 2013 contract renewals with members months in 2014. Our goal is to collect in premiums and fees or solve for all of these estimated fees, assessments and taxes.

Competition
The health care benefits industry is highly competitive, primarily due to a large number of for-profit and not-for-profit competitors, our competitors' marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the market. New entrants into the marketplace, as well as significant consolidation within the industry, have contributed to the competitive environment. In addition, the rapid pace of change as the industry evolves towards a consumer-focused retail marketplace, including Public and Private Exchanges, and the increased use of technology to interact with members, providers and customers, increase the risks we currently face from new entrants and disruptive actions by existing competitors compared to prior periods.

We believe that the significant factors that distinguish competing health plans include the perceived overall quality (including accreditation status), quality of service, comprehensiveness of coverage, cost (including premium rates, provider discounts and member out-of-pocket costs), product design, financial stability and ratings, breadth and quality of provider networks, ability to offer different provider network options, providers available in such networks, and quality of member support and care management programs. We believe that we are competitive on each of these factors. Our ability to increase the number of persons covered by our plans or to increase our revenues is affected by our ability to differentiate ourselves from our competitors on these factors. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Our Insured products compete with local and regional health care benefits plans, in addition to health care benefits and other plans sponsored by other large commercial health care benefit insurance companies and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management services providers), integrated health care delivery organizations, HIT companies and, for certain plans, programs sponsored by the federal or state governments. Our ability to increase the number of persons enrolled in our Insured products also is affected by the desire and ability of employers to self-fund their health coverage.

Our ASC plans compete primarily with other large commercial health care benefit companies, numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association and third-party administrators.

Our international products compete with local, global and U.S.-based health plans and commercial health care benefit insurance companies, many of whom have a longer operating history and better brand recognition and greater market place presence in one or more geographies.

The provider solutions and HIT marketplaces and provider solutions and HIT products are evolving rapidly. We compete for provider solutions and HIT business with other large health plans and commercial health care benefit insurance companies as well as information technology companies and companies that specialize in provider solutions and HIT. Many of our information technology product competitors have longer operating histories, better brand recognition, greater market place presence and more experience in developing innovative products.

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

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Health Care business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 46 of the Annual Report, which is incorporated herein by reference.

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

Principal Markets and Sales
We offer our Group Insurance products in 49 states as well as Washington, D.C., Puerto Rico, the U.S. Virgin Islands and Canada. Depending on the product, we market to a range of customers from small employer groups to large, multi-site and/or multi-state employer programs.

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

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Group Insurance business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 46 of the Annual Report, which is incorporated herein by reference.

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

In 1993, we discontinued our fully-guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements beginning on page 137 in the Annual Report.

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Large Case Pensions business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 46 of the Annual Report, which is incorporated herein by reference.

Other Matters

Access to Reports
Our reports to the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available without charge on our website at www.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC. The information on or linked to our website is neither a part of nor incorporated by reference in this Form 10-K or any of our other SEC filings. Copies of these reports are also available, without charge, from Aetna's Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.

Regulation
For information regarding significant regulation affecting us, refer to “Regulatory Environment” and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with regulation that affects us, see “Forward-Looking Information/Risk Factors”, each sections of the MD&A, beginning on pages 29 and 46, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
We own a number of trademarks and patents that are important to Aetna. Some of the trademarks include Aetna®, as well as the corresponding Aetna design logo, Aetna Navigator®, ActiveHealth®, CareEngine®, CarePass®, Coventry®, DocFind®, HealthagenSM, Healthy Merits®, Involve CareSM, iTriage®, Medicity®, Meritain Health®, NeoCare SolutionsSM, PayFlex®, Practice IQSM, Prodigy Health Group® and WellmatchSM. Some of our patents include the CareEngine patent that expires in 2021, the iNexx architecture patent that expires in 2025, and the Master Patient Index patent that expires in 2028. We consider these patents and trademarks and our other patents, trademarks and trade names important in the operation of our business. However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Employees
We had approximately 48,600 employees at December 31, 2013.

Customer Concentration
The U.S. federal government is a significant customer of both the Health Care segment and the Company. Premiums and fees and other revenue paid by the federal government accounted for approximately 28% of the Health Care segment's revenue and 26% of our consolidated revenue in 2013. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 87% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs. No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2013. Our segments are not dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments. Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 135 of the Annual Report, which is incorporated herein by reference, regarding segment information.

Item 1A. Risk Factors

The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 46 of the Annual Report, is incorporated herein by reference.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal office is a building complex that is approximately 1.7 million square feet in size and is located at 151 Farmington Avenue, Hartford, Connecticut. Our principal office is used by all of our business segments. We also own or lease other space in the greater Hartford area, Bethesda, Maryland, Blue Bell, Pennsylvania, and various field locations in the U.S. and several foreign countries. Such properties are primarily used by our Health Care segment. We believe our properties are adequate and suitable for our business as presently conducted.

Item 3. Legal Proceedings

The information contained under “Litigation and Regulatory Proceedings” in Note 18 of Notes to Consolidated Financial Statements, which begins on page 130 of the Annual Report, is incorporated herein by reference.

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

Name of Executive Officer	Position*	Age *
Mark T. Bertolini	Chairman, Chief Executive Officer and President	57

Joseph M. Zubretsky	Senior Executive Vice President, National Businesses	57

Karen S. Rohan	Executive Vice President, Local and Regional Businesses	51

Francis S. Soistman	Executive Vice President, Government Services	57

Margaret M. McCarthy	Executive Vice President, Operations and Technology	60

Shawn M. Guertin	Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer	50

William J. Casazza	Executive Vice President and General Counsel	58

Lonny Reisman, M.D.	Executive Vice President and Chief Medical Officer	58

*As of February 28, 2014

Executive Officers' Business Experience During Past Five Years

Mark T. Bertolini serves as Aetna's Chairman, having held that position since April 8, 2011. Mr. Bertolini was elected to Aetna's Board and has served as Chief Executive Officer since November 29, 2010. Mr. Bertolini also serves as President, having held that position since July 24, 2007.

Joseph M. Zubretsky became Senior Executive Vice President, National Businesses in February 2013, having served as Senior Executive Vice President from November 29, 2010 and as Executive Vice President from February 28, 2007. Mr. Zubretsky also served as Chief Financial Officer from February 28, 2007 to February 25, 2013 and Chief Enterprise Risk Officer from April 27, 2007 to February 25, 2013.

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

Francis S. Soistman became Executive Vice President, Government Services on June 14, 2013, having served as Vice President, Medicare since May 20, 2013 and Head of Medicare since January 14, 2013. Prior to joining Aetna, Mr. Soistman served as Executive Vice President of Jessamine Healthcare, a position he assumed in 2010. Prior to that, Mr. Soistman served as Executive Vice President, Individual Consumer and Government Business Division at Coventry.

Margaret M. McCarthy became Executive Vice President, Operations and Technology on November 29, 2010, having served as Chief Information Officer and Senior Vice President Innovation, Technology and Service Operations since January 1, 2010. Ms. McCarthy also served as Chief Information Officer and Senior Vice President of Procurement and Real Estate from January 30, 2008 to December 31, 2009.

Shawn M. Guertin became Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer on January 2, 2014, having served as Senior Vice President, Chief Financial Officer and Chief Enterprise Risk Officer since February 25, 2013. Prior to that, Mr. Guertin served as the Head of Business Segment Finance since April 2011. Prior to joining Aetna, Mr. Guertin had served as a consultant to Coventry from January 1, 2010 to December 31, 2010, and as Executive Vice President, Chief Financial Officer and Treasurer of Coventry from March 2005 through November 2009.

William J. Casazza became Executive Vice President and General Counsel on January 2, 2014, having served as Senior Vice President and General Counsel since September 6, 2005.

Lonny Reisman, M.D., became Executive Vice President and Chief Medical Officer on January 2, 2014, having served as Senior Vice President and Chief Medical Officer since November 12, 2008. Prior to that, Dr. Reisman served as Chief Executive Officer and a director of ActiveHealth Management, Inc. since October 1998. Dr. Reisman is expected to leave Aetna in April 2014.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET. As of January 31, 2014, there were 7,614 record holders of our common stock.

Our Board authorized six separate share repurchase programs on May 20, 2011, September 23, 2011, February 24, 2012, July 27, 2012, February 19, 2013 and September 27, 2013, respectively. Each repurchase program authorized us to repurchase up to $750 million of our common stock. On February 28, 2014, our Board authorized a new share repurchase program that authorized us to repurchase up to $1.0 billion of our common stock. During the three months ended December 31, 2013, we repurchased approximately 7 million shares of our common stock at a cost of approximately $450 million under the September 27, 2013 and February 19, 2013 programs. At December 31, 2013, we had remaining authorization to repurchase approximately $597 million of common stock under the September 27, 2013 authorization.

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended December 31, 2013:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 - October 31, 2013	.2	$62.70	.2	$1,035.4
November 1, 2013 - November 30, 2013	3.5	65.08	3.5	803.4
December 1, 2013 - December 31, 2013	3.1	66.66	3.1	597.0
Total	6.8	$65.73	6.8	N/A

Prior to February 2011, our policy had been to pay an annual dividend of $.04 per share. In February 2011, we announced that our Board increased our cash dividend to shareholders to $.15 per share and moved us to a quarterly dividend payment cycle. On December 2, 2011, our Board increased our quarterly cash dividend to shareholders to $.175 per common share. On November 30, 2012, our Board increased our quarterly dividend to shareholders to $.20 per common share. On December 6, 2013, our Board increased our quarterly dividend to shareholders to $.225 per common share. On February 28, 2014, our Board declared a cash dividend of $.225 per common share that will be paid on April 25, 2014, to shareholders of record at the close of business on April 10, 2014. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 18 and 129, respectively, of the Annual Report, which are incorporated herein by reference. Information regarding quarterly common stock prices is incorporated herein by reference to the “Quarterly Data (unaudited)” included on page 143 of the Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A, beginning on page 17 of the Annual Report, is incorporated herein by reference.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting, on page 141 of the Annual Report, is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm, on page 142 of the Annual Report, is incorporated herein by reference.

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

Item 11. Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation Philosophy and Elements,” “2013 Nonmanagement Director Compensation,” “Additional Director Compensation Information,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2013 and 2012 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

Financial Statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 77, 82 and 142, respectively, of the Annual Report, are incorporated herein by reference.

Financial statement schedule
The “Condensed Financial Information of Aetna Inc. (Parent Company Only)” is included in this Item 15. Refer to Index to Financial Statement Schedule on page 26.

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

4.6
Supplemental Indenture dated as of November 7, 2012 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.'s 1.500% Senior Notes due November 15, 2017, 2.750% Senior Notes due November 15, 2022 and 4.125% Senior Notes due November 15, 2042, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Form 8-K filed on November 7, 2012.

4.7
Indenture, dated as of January 28, 2005, between Coventry Health Care, Inc., as Issuer, and U.S. Bank National Association, as successor to Wachovia Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Coventry Health Care, Inc.’s Current Report on Form 8-K filed on January 28, 2005 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Form 10-Q filed on July 30, 2013.

4.8
First Supplemental Indenture, dated as of May 7, 2013, among Aetna Inc., as Guarantor, Coventry Health Care, Inc., as Issuer, and U.S. Bank National Association, as Trustee, incorporated herein by reference to Exhibit 4.3 to Aetna Inc.'s Form 10-Q filed on July 30, 2013.

4.9
Form of Note for the 2015 Notes issued pursuant to the Indenture, dated as of January 28, 2005, between Coventry Health Care, Inc. and Wachovia Bank, National Association, as Trustee (included as Exhibit A to the Indenture) (incorporated by reference to Exhibit 4.2 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on January 28, 2005 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.2 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.10
Indenture, dated as of March 20, 2007, between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.11
Officers' Certificate pursuant to the Indenture, dated as of March 20, 2007 (incorporated by reference to Exhibit 4.2 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.5 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.12
Global Note for the 2017 Notes, dated March 20, 2007, of Coventry Health Care, Inc. (incorporated by reference to Exhibit 4.3 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.6 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.13
First Supplemental Indenture, dated as of August 27, 2007, among Coventry Health Care, Inc. and Union Bank of California, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on August 27, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.7 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.14
Officers' Certificate pursuant to the Indenture, dated as of August 27, 2007 (incorporated by reference to Exhibit 4.2 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on August 27, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.8 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.15
Global Note for the 2014 Notes, dated August 27, 2007, of Coventry Health Care, Inc. (incorporated by reference to Exhibit 4.3 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.9 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.16
Second Supplemental Indenture, dated as of June 7, 2011, among Coventry Health Care, Inc. and Union Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on June 7, 2011), incorporated herein by reference to Exhibit 4.10 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.17
Officers' Certificate pursuant to the Indenture, dated as of June 7, 2011 (incorporated by reference to Exhibit 4.4 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on June 7, 2011), incorporated herein by reference to Exhibit 4.11 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.18
Global Note for the 2021 Notes, dated June 7, 2011, of Coventry Health Care, Inc. (incorporated by reference to Exhibit 4.5 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on June 7, 2011), incorporated herein by reference to Exhibit 4.12 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

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

10.4
Extension of the Maturity Date of the Five-Year Credit Agreement dated March 27, 2012, as amended, incorporated herein by reference to Exhibits 99.1 through 99.22 to Aetna Inc.'s Form 8-K filed on March 27, 2013.

10.5	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.6
Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.7
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.8
Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Unit Award Agreement, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.9
Form of Aetna Inc. 2000 Stock Incentive Plan - Aetna Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.10 to Aetna Inc.'s Form 10-K filed on February 29, 2008 (SEC file number 001-16095). **

10.10
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q/A filed on August 1, 2008 (SEC file number 001-16095). **

10.11
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q/A filed on August 1, 2008 (SEC file number 001-16095). **

10.12	Form of Aetna Inc. 2000 Stock Incentive Plan - Market Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.13	Form of Aetna Inc. 2000 Stock Incentive Plan - Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.14
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award (2010, with retirement vesting), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.15
Form of Aetna Inc. 2000 Stock Incentive Plan - Restricted Stock Unit Terms of Award (2010, without retirement vesting), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.16	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.11 to Aetna Inc.'s Form 10-K filed February 27, 2009 (SEC file number 001-16095). **

10.17	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 17, 2013, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on July 30, 2013. **

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

10.23	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement, incorporated herein by reference to Exhibit 10.6 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.24	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.25	Aetna Inc. 2010 Non-Employee Director Compensation Plan, incorporated herein by reference to Annex C to Aetna Inc.'s definitive proxy statement on Schedule 14A filed on April 12, 2010. **

10.26
Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.27
Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.28
1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.'s Form 10-K filed on February 29, 2008 (SEC file number 001-16095). **

10.29	Aetna Inc. 2011 Employee Stock Purchase Plan dated as of May 20, 2011, incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Registration Statement on Form S-8 filed on August 3, 2011. **

10.30
Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed November 3, 2010. **

10.31
Amendment No. 1, dated as of August 4, 2013, to Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 8-K filed on August 5, 2013. **

10.32
Letter agreement dated February 6, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.'s Form 10-K filed on February 27, 2007 (SEC file number 001-16095). **

10.33
Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.23 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.34
Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 24, 2008 (SEC file number 001-16095). **

10.35
Amended and Restated Employment Agreement, dated as of December 21, 2004, between ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.36
Employment Agreement Amendment, dated as of May 12, 2005, among Aetna Inc., ActiveHealth Management, Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.37
Amendment No. 2 to Employment Agreement, dated as of December 31, 2008, between Aetna Inc. and Lonny Reisman, M.D., incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 29, 2009. **

10.38	Letter agreement dated March 23, 2011 between Aetna Life Insurance Company. and Shawn M. Guertin, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 30, 2013. **

10.39	Letter agreement dated May 18, 2012 between Aetna Life Insurance Company and Karen S. Rohan, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 30, 2013. **

10.40
Letter agreement dated February 13, 2012 between Aetna Life Insurance Company and Kristi Ann Matus, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 30, 2013. **

10.41
Separation Agreement dated July 25, 2013 between Kristi Ann Matus and Aetna Life Insurance Company, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on July 30, 2013. **

10.42
Descriptions of certain arrangements not embodied in formal documents as described under the headings “2013 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement (when filed). **

11	Statement re: computation of per share earnings
11.1	“Computation of per share earnings” is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements on page 97 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders
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
Under the date of February 28, 2014, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013, as contained in the Annual Report on Form 10-K for the year ended December 31, 2013.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 28, 2014

Schedule I - Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2013	2012	2011
Net investment income	$3.1	$1.5	$.8
Other income	—	—	.2
Net realized capital gains	2.8	—	.4
Total revenue	5.9	1.5	1.4
Operating expenses	142.7	136.1	157.8
Interest expense	312.3	268.8	246.9
Loss on early extinguishment of long-term debt	—	84.9	—
Total expenses	455.0	489.8	404.7
Loss before income tax benefit and equity in earnings of affiliates, net	(449.1)	(488.3)	(403.3)
Income tax benefit	142.3	156.1	140.1
Equity in earnings of affiliates, net (1)	2,220.4	1,990.1	2,248.9
Net income attributable to Aetna	$1,913.6	$1,657.9	$1,985.7

(1)	Includes after-tax amortization of other acquired intangible assets of $139.5 million, $92.3 million and $78.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Comprehensive Income

	For the Years Ended December 31,
(Millions)	2013	2012	2011
Net income attributable to Aetna	$1,913.6	$1,657.9	$1,985.7
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized (losses) gains
($(72.6), $3.7, and $3.7 pretax)	(47.2)	2.4	2.4
Less: reclassification of (losses) gains to earnings
($(37.1), $5.1, and $29.7 pretax)	(24.1)	3.3	19.3
Total previously impaired debt securities (1)	(23.1)	(.9)	(16.9)
All other securities:
Net unrealized (losses) gains
($(803.2), $468.3, and $518.8 pretax)	(522.1)	304.4	337.2
Less: reclassification of (losses) gains to earnings
($(36.5), $113.8, and $180.3 pretax)	(23.7)	74.4	117.2
Total all other securities	(498.4)	230.0	220.0
Foreign currency and derivatives:
Net unrealized gains (losses)
($40.6, $1.4, and $(14.2) pretax)	26.4	.9	(9.2)
Less: reclassification of losses to earnings
($(5.4), $(5.0), and $(4.3) pretax)	(3.5)	(3.3)	(2.8)
Total foreign currency and derivatives	29.9	4.2	(6.4)
Pension and other postretirement benefit (“OPEB”) plans:
Unrealized net actuarial gains (losses) arising during the period
($869.3, $(189.8), and $(402.6) pretax)	565.1	(123.4)	(261.7)
Amortization of net actuarial losses
($(77.7), ($74.7), and ($63.2) pretax)	50.5	48.6	41.1
Amortization of prior service credit
($4.1, $4.1, and $4.1 pretax)	(2.7)	(2.7)	(2.7)
Total pension and OPEB plans	612.9	(77.5)	(223.3)
Other comprehensive income (loss)	121.3	155.8	(26.6)
Comprehensive income attributable to Aetna	$2,034.9	$1,813.7	$1,959.1

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired debt security.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$187.6	$2,206.7
Investments	26.9	175.2
Other receivables	62.8	11.0
Income taxes receivable	29.7	64.9
Deferred income taxes	45.4	43.2
Other current assets	13.9	32.3
Total current assets	366.3	2,533.3
Investment in affiliates (1)	20,627.1	15,513.2
Long-term investments	48.4	8.2
Deferred income taxes	72.1	419.8
Other long-term assets	468.0	47.3
Total assets	$21,581.9	$18,521.8

Liabilities and shareholders' equity
Current liabilities:
Accrued expenses and other current liabilities	431.5	426.9
Total current liabilities	431.5	426.9
Long-term debt	6,488.1	6,481.3
Employee benefit liabilities	542.6	1,147.4
Income taxes payable	4.0	3.2
Other long-term liabilities	37.5	33.8
Total liabilities	7,503.7	8,092.6
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 362.2 million shares issued and outstanding in 2013; 2.6 billion shares authorized and 327.6 million shares issued and
outstanding in 2012) and additional paid-in capital	4,382.2	1,095.3
Retained earnings	10,555.4	10,343.9
Accumulated other comprehensive loss	(912.1)	(1,033.4)
Total Aetna shareholders' equity	14,025.5	10,405.8
Non-controlling interests	52.7	23.4
Total equity	14,078.2	10,429.2
Total liabilities and shareholders' equity	$21,581.9	$18,521.8

(1)	Includes goodwill and other acquired intangible assets of $12.3 billion and $7.0 billion at December 31, 2013 and 2012, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders' Equity

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2010	$384.4	$651.5	$10,401.9	$(1,162.6)	$9,890.8	$26.5	$9,917.3
Net income	—	—	1,985.7	—	1,985.7	1.2	1,986.9
Other decreases in non-
controlling interests	—	—	—	—	—	(3.3)	(3.3)
Other comprehensive loss	—	—	—	(26.6)	(26.6)	—	(26.6)
Common shares issued for benefit plans,
including tax benefits	10.4	311.7	—	—	311.7	—	311.7
Repurchases of common shares	(45.1)	(.4)	(1,812.6)	—	(1,813.0)	—	(1,813.0)
Dividends declared	—	—	(228.4)	—	(228.4)	—	(228.4)
Balance at December 31, 2011	349.7	962.8	10,346.6	(1,189.2)	10,120.2	24.4	10,144.6
Net income	—	—	1,657.9	—	1,657.9	1.9	1,659.8
Other decreases in non-
controlling interests	—	—	—	—	—	(2.9)	(2.9)
Other comprehensive income	—	—	—	155.8	155.8	—	155.8
Common shares issued for benefit plans,
including tax benefits	10.2	132.8	—	—	132.8	—	132.8
Repurchases of common shares	(32.3)	(.3)	(1,417.2)	—	(1,417.5)	—	(1,417.5)
Dividends declared	—	—	(243.4)	—	(243.4)	—	(243.4)
Balance at December 31, 2012	327.6	1,095.3	10,343.9	(1,033.4)	10,405.8	23.4	10,429.2
Net income (loss)	—	—	1,913.6	—	1,913.6	(1.7)	1,911.9
Other (decreases) increases in non-
controlling interests	—	(8.7)	—	—	(8.7)	31.0	22.3
Other comprehensive income	—	—	—	121.3	121.3	—	121.3
Common shares issued to
acquire Coventry	52.2	3,064.6	—	—	3,064.6	—	3,064.6
Common shares issued for benefit plans,
including tax benefits	5.4	231.2	—	—	231.2	—	231.2
Repurchases of common shares	(23.0)	(.2)	(1,407.5)	—	(1,407.7)	—	(1,407.7)
Dividends declared	—	—	(294.6)	—	(294.6)	—	(294.6)
Balance at December 31, 2013	362.2	$4,382.2	$10,555.4	$(912.1)	$14,025.5	$52.7	$14,078.2

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2013	2012	2011
Cash flows from operating activities:
Net income attributable to Aetna	$1,913.6	$1,657.9	$1,985.7
Adjustments to reconcile net income including non-controlling interests to net cash (used for) provided by operating activities:
Loss on early extinguishment of long-term debt	—	84.9	—
Equity earnings of affiliates (1)	(2,220.4)	(1,990.1)	(2,248.9)
Stock-based compensation expense	127.1	122.2	141.4
Net realized capital gains	(2.8)	—	(.4)
Net change in other assets and other liabilities	(65.5)	48.3	388.7
Net cash (used for) provided by operating activities	(248.0)	(76.8)	266.5
Cash flows from investing activities:
Proceeds from sales and maturities of investments	701.5	112.8	51.2
Cost of investments	(532.0)	(249.5)	—
Dividends received from affiliates, net	2,625.0	2,062.5	1,768.7
Cash used for acquisitions (2)	(3,014.3)	—	(716.1)
Net cash (used for) provided by investing activities	(219.8)	1,925.8	1,103.8
Cash flows from financing activities:
Repayment of long-term debt	—	(277.2)	(900.0)
Issuance of long-term debt	—	2,664.8	480.1
Net (repayment) issuance of short-term debt	—	(425.9)	425.9
Common shares issued under benefit plans	11.8	(44.5)	125.5
Stock-based compensation tax benefits	83.4	50.3	38.5
Common shares repurchased	(1,407.7)	(1,417.5)	(1,813.0)
Collateral held on interest rate swaps	39.9	9.2	(2.0)
Dividends paid to shareholders	(278.7)	(239.1)	(167.2)
Net cash (used for) provided by financing activities	(1,551.3)	320.1	(1,812.2)
Net (decrease) increase in cash and cash equivalents	(2,019.1)	2,169.1	(441.9)
Cash and cash equivalents, beginning of period	2,206.7	37.6	479.5
Cash and cash equivalents, end of period	$187.6	$2,206.7	$37.6
Supplemental cash flow information:
Interest paid	$301.4	$241.9	$254.0
Income taxes refunded	294.0	282.3	247.6

(1)	Includes after-tax amortization of other acquired intangible assets of $139.5 million, $92.3 million and $78.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Represents parent company cash used primarily for the Coventry acquisition.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1. Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The financial information presented herein includes the balance sheet of the Parent Company as of December 31, 2013 and 2012 and the related statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2013, 2012 and 2011. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2. Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 83 of the Annual Report, for the summary of significant accounting policies.

3. Dividends

Gross cash dividends received from subsidiaries and included in net cash provided by investing activities in the Statements of Cash Flows were $2.5 billion, $1.7 billion and $2.5 billion in 2013, 2012 and 2011, respectively.

4. Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 91 of the Annual Report, for a description of acquisitions and dispositions.

5. Other Comprehensive Income (Loss)

Refer to Note 9 of Notes to Consolidated Financial Statements, beginning on page 106 of the Annual Report, for a description of accumulated other comprehensive income (loss).

6. Debt

Long-term debt on the balance sheet of the parent company excludes long-term debt of a subsidiary acquired in the Coventry acquisition. Refer to Note 14 of Notes to Consolidated Financial Statements, on page 126 of the Annual Report, for a description of Aetna's total debt.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2014	Aetna Inc.

By: /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Mark T. Bertolini	Chairman, Chief Executive Officer,	February 28, 2014
Mark T. Bertolini	President and Director
(Principal Executive Officer)

/s/ Shawn M. Guertin	Executive Vice President and	February 28, 2014
Shawn M. Guertin	Chief Financial Officer
(Principal Financial Officer)

/s/ Rajan Parmeswar	Vice President, Controller and	February 28, 2014
Rajan Parmeswar	Chief Accounting Officer
(Principal Accounting Officer)

Fernando Aguirre *	Director
Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director

* By: /s/ Rajan Parmeswar
Rajan Parmeswar
Attorney-in-fact
February 28, 2014

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