Form 10-Q
period 2014-03-31
AETNA INC /PA/
filed 2014-04-24
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 2014
or

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

There were 357.4 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at March 31, 2014.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2014

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 34), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2014	2013
Revenue:
Health care premiums	$11,911.7	$7,785.8
Other premiums	561.6	521.3
Fees and other revenue (1)	1,248.8	966.4
Net investment income	244.2	235.1
Net realized capital gains	28.5	30.3
Total revenue	13,994.8	9,538.9
Benefits and expenses:
Health care costs (2)	9,576.3	6,379.5
Current and future benefits	578.7	559.3
Operating expenses:
Selling expenses	402.8	297.2
General and administrative expenses	2,047.6	1,442.0
Total operating expenses	2,450.4	1,739.2
Interest expense	85.6	77.8
Amortization of other acquired intangible assets	62.2	32.4
Loss on early extinguishment of long-term debt	91.9	—
Total benefits and expenses	12,845.1	8,788.2
Income before income taxes	1,149.7	750.7
Income taxes:
Current	418.5	266.8
Deferred	61.8	(7.0)
Total income taxes	480.3	259.8
Net income including non-controlling interests	669.4	490.9
Less: Net income attributable to non-controlling interests	3.9	.8
Net income attributable to Aetna	$665.5	$490.1
Earnings per common share:
Basic	$1.84	$1.50
Diluted	$1.82	$1.48

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $21.8 million and $22.3 million (net of pharmaceutical and processing costs of $275.4 million and $268.9 million) for the three months ended March 31, 2014 and 2013, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $30.6 million and $31.0 million for the three months ended March 31, 2014 and 2013, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions)	2014	2013
Net income including non-controlling interests	$669.4	$490.9
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized gains (losses) ($1.7 and $(14.5) pretax)	1.1	(9.4)
Less: reclassification of gains (losses) to earnings ($.6 and $(5.7) pretax)	.4	(3.7)
Total previously impaired debt securities (1)	.7	(5.7)
All other securities:
Net unrealized gains (losses) ($211.0 and $(120.7) pretax)	137.2	(78.5)
Less: reclassification of (losses) gains to earnings ($(5.0) and $25.1 pretax)	(3.3)	15.8
Total all other securities	140.5	(94.3)
Foreign currency and derivatives:
Net unrealized (losses) gains ($(19.2) and $10.3 pretax)	(12.5)	6.7
Less: reclassification of gains (losses) to earnings ($15.6 and $(1.3) pretax)	10.1	(.8)
Total foreign currency and derivatives	(22.6)	7.5
Pension and other postretirement benefit (“OPEB”) plans:
Amortization of net actuarial losses ($(11.9) and $(19.4) pretax)	7.7	12.6
Amortization of prior service credit ($1.0 and $1.0 pretax)	(.6)	(.6)
Total pension and OPEB plans	7.1	12.0
Other comprehensive income (loss)	125.7	(80.5)
Comprehensive income including non-controlling interests	795.1	410.4
Less: Comprehensive income attributable to non-controlling interests	3.9	.8
Comprehensive income attributable to Aetna	$791.2	$409.6

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At March 31, 2014	At December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$2,074.1	$1,412.3
Investments	2,209.8	2,063.8
Premiums receivable, net	1,700.2	1,331.2
Other receivables, net	1,809.0	1,780.8
Accrued investment income	212.6	211.1
Collateral received under securities loan agreements	720.7	792.6
Income taxes receivable	—	69.2
Deferred income taxes	449.8	521.5
Other current assets	2,238.6	1,536.4
Total current assets	11,414.8	9,718.9
Long-term investments	21,290.4	20,935.0
Reinsurance recoverables	776.5	782.7
Goodwill	10,227.5	10,227.5
Other acquired intangible assets, net	2,031.9	2,094.1
Property and equipment, net	704.1	721.9
Other long-term assets	1,494.1	1,419.2
Separate Accounts assets	4,179.7	3,972.5
Total assets	$52,119.0	$49,871.8

Liabilities and shareholders' equity:
Current liabilities:
Health care costs payable	$5,007.2	$4,547.4
Future policy benefits	729.4	734.4
Unpaid claims	726.1	705.4
Unearned premiums	573.3	458.7
Policyholders' funds	1,925.7	1,727.3
Collateral payable under securities loan and repurchase agreements	877.0	792.6
Current portion of long-term debt	620.2	387.3
Income taxes payable	286.6	—
Accrued expenses and other current liabilities	3,835.7	3,226.9
Total current liabilities	14,581.2	12,580.0
Future policy benefits	6,609.0	6,656.8
Unpaid claims	1,630.3	1,619.3
Policyholders' funds	1,184.1	1,188.0
Long-term debt, less current portion	7,618.4	7,865.3
Deferred income taxes	940.9	864.2
Other long-term liabilities	1,014.4	1,047.5
Separate Accounts liabilities	4,179.7	3,972.5
Total liabilities	37,758.0	35,793.6
Commitments and contingencies (Note 13)
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 357.4 million shares issued and outstanding in 2014; 2.6 billion shares authorized and 362.2 million shares issued and
outstanding in 2013) and additional paid-in capital	4,414.5	4,382.2
Retained earnings	10,675.5	10,555.4
Accumulated other comprehensive loss	(786.4)	(912.1)
Total Aetna shareholders' equity	14,303.6	14,025.5
Non-controlling interests	57.4	52.7
Total equity	14,361.0	14,078.2
Total liabilities and equity	$52,119.0	$49,871.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Three Months Ended March 31, 2014
Balance at December 31, 2013	362.2	$4,382.2	$10,555.4	$(912.1)	$14,025.5	$52.7	$14,078.2
Net income	—	—	665.5	—	665.5	3.9	669.4
Other increases in non-
controlling interest	—	—	—	—	—	.8	.8
Other comprehensive income (Note 7)	—	—	—	125.7	125.7	—	125.7
Common shares issued for benefit
plans, including tax benefits	1.7	32.4	—	—	32.4	—	32.4
Repurchases of common shares	(6.5)	(.1)	(464.9)	—	(465.0)	—	(465.0)
Dividends declared	—	—	(80.5)	—	(80.5)	—	(80.5)
Balance at March 31, 2014	357.4	$4,414.5	$10,675.5	$(786.4)	$14,303.6	$57.4	$14,361.0

Three Months Ended March 31, 2013
Balance at December 31, 2012	327.6	$1,095.3	$10,343.9	$(1,033.4)	$10,405.8	$23.4	$10,429.2
Net income	—	—	490.1	—	490.1	.8	490.9
Other increases in non-
controlling interest	—	—	—	—	—	21.7	21.7
Other comprehensive loss (Note 7)	—	—	—	(80.5)	(80.5)	—	(80.5)
Common shares issued for benefit
plans, including tax benefits	2.0	114.8	—	—	114.8	—	114.8
Repurchases of common shares	(3.7)	—	(184.1)	—	(184.1)	—	(184.1)
Dividends declared	—	—	(65.2)	—	(65.2)	—	(65.2)
Balance at March 31, 2013	325.9	$1,210.1	$10,584.7	$(1,113.9)	$10,680.9	$45.9	$10,726.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2014	2013
Cash flows from operating activities:
Net income including non-controlling interests	$669.4	$490.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(28.5)	(30.3)
Depreciation and amortization	154.7	108.6
Debt fair value amortization	(15.1)	—
Equity in earnings of affiliates, net	(20.6)	(18.3)
Stock-based compensation expense	38.8	24.5
Amortization of net investment premium	18.3	9.5
Loss on early extinguishment of long-term debt	91.9	—
Changes in assets and liabilities:
Accrued investment income	(1.5)	2.9
Premiums due and other receivables	(337.0)	(413.5)
Income taxes	420.3	189.9
Other assets and other liabilities	(70.6)	(103.5)
Health care and insurance liabilities	501.4	280.2
Other, net	.7	2.9
Net cash provided by operating activities	1,422.2	543.8
Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,219.6	2,711.0
Cost of investments	(2,379.6)	(2,493.6)
Additions to property, equipment and software	(93.8)	(86.1)
Other, net	—	2.5
Net cash (used for) provided by investing activities	(253.8)	133.8
Cash flows from financing activities:
Repayment of long-term debt	(839.7)	—
Issuance of long-term debt	741.9	—
Net issuance of short-term debt	—	99.9
Deposits and interest credited for investment contracts	1.1	1.2
Withdrawals of investment contracts	(1.0)	(4.1)
Common shares issued under benefit plans, net	(17.0)	37.8
Stock-based compensation tax benefits	13.9	55.0
Proceeds from repurchase agreements	156.2	—
Common shares repurchased	(465.0)	(184.1)
Dividends paid to shareholders	(81.6)	(65.5)
Collateral on interest rate swaps	(16.7)	9.2
Contributions, non-controlling interests	1.3	21.7
Net cash used for financing activities	(506.6)	(28.9)
Net increase in cash and cash equivalents	661.8	648.7
Cash and cash equivalents, beginning of period	1,412.3	2,579.2
Cash and cash equivalents, end of period	$2,074.1	$3,227.9
Supplemental cash flow information:
Interest paid	$72.9	$32.4
Income taxes paid	46.2	13.4

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging businesses products and services, such as Accountable Care Solutions (“ACS”), that complement and enhance our medical products. Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans. Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers' compensation administrative services and products that provide access to our provider network in select geographies.

•
Group Insurance primarily includes group life insurance and group disability products. Group life insurance products are offered on an Insured basis, and include basic and supplemental group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage. Group disability products consist primarily of short-term and long-term disability products (and products which combine both), which are offered to employers on both an Insured and an ASC basis, and absence management services offered to employers, which include short-term and long-term disability administration and leave management. Group Insurance also includes long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities. We no longer solicit or accept new long-term care customers.

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 16 beginning on page 32 for additional information).

On May 7, 2013 (the “Effective Date”), we completed the acquisition of Coventry Health Care, Inc. (“Coventry”) in a transaction valued at approximately $8.7 billion, including the fair value of Coventry's outstanding debt. Refer to Note 3 beginning on page 8 for additional information.

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2013 Annual Report on Form 10-K (our “2013 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2013 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after March 31, 2014 through the date the financial statements were issued and determined there were no other items to disclose other than those disclosed in Notes 3 and 10 beginning on pages 8 and 25, respectively.

Reclassifications
Certain reclassifications were made to 2013 financial information to conform with the 2014 presentation.

Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries we control.  All significant intercompany balances have been eliminated in consolidation.

Accounting for certain provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform” or “ACA”)
We are participating in certain public health insurance exchanges established pursuant Health Care Reform. Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and/or a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual members. In addition, HHS administers certain risk management programs as described below.

We recognize monthly premiums received from members and the Premium Subsidy as premium revenue ratably over the contract period. The Cost Sharing Subsidy offsets health care costs when incurred. We record a liability if the Cost Sharing Subsidy is paid in advance or a receivable if incurred health care costs exceed the Cost Sharing Subsidy received to date.

Accounting for Health Care Reform's Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”)
Reinsurance
Health Care Reform established a temporary three-year reinsurance program, whereby all issuers of major medical commercial insurance products and self-insured plan sponsors are required to contribute funding in amounts set by HHS. Funds collected will be utilized to reimburse issuers' high claims costs incurred for qualified individual members. The expense related to this required funding is reflected in general and administrative expenses for all of our insurance products with the exception of products associated with qualified individual members; this expense for qualified individual members is reflected as a reduction of premium revenue. When annual claim costs incurred by our qualified individual members exceed a specified attachment point, we are entitled to certain reimbursements from this program. We record a receivable and offset health care costs to reflect our estimate of these recoveries.

Risk Adjustment
Health Care Reform established a permanent risk adjustment program to transfer funds from qualified individual and small group insurance plans with below average risk scores to those respective plans with above average risk scores. Based on the risk of our qualified plan members compared to the risk of members of other qualified plans in comparable markets, we estimate our ultimate 2014 risk adjustment receivable or payable and reflect the pro-rata year-to-date impact as an adjustment to our premium revenue.

Risk Corridor
Health Care Reform established a temporary three-year risk sharing program. Under this program we make (or receive) a payment to (or from) HHS based on the ratio of allowable costs to target costs (as defined by Health Care Reform). Risk corridor payments from HHS will be limited to the extent of the risk corridor collections received by HHS over the duration of the program. We record a risk corridor receivable or payable as an adjustment to premium revenue on a pro-rata year-to-date basis based on our estimate of the ultimate 2014 risk sharing amount.

We will perform a final reconciliation and settlement with HHS of the 2014 Cost Sharing Subsidy and 3Rs in 2015.

New Accounting Standards
Fees Paid to the Federal Government by Health Insurers
Effective January 1, 2014, we adopted new accounting guidance relating to the recognition and income statement reporting of the mandated fee to be paid to the federal government by health insurers. This guidance applies to the new health insurer fee (“HIF”) included in Health Care Reform. This new accounting guidance resulted in the establishment on January 1, 2014, of a liability for our portion of the entire estimated 2014 annual HIF. This amount is reflected in accrued expenses and other liabilities with a corresponding amount reflected in other current assets.  The pro-rata year-to-date portion of the annual HIF is reflected on a straight-line basis in general and administrative expenses with a corresponding reduction in other current assets.  The HIF for 2014 is expected to be paid no later than September 30, 2014 and is not tax deductible.

Amendments to the Scope, Measurement and Disclosure Requirements of Investment Companies
Effective January 1, 2014, we adopted new accounting guidance relating to the approach for determining whether an entity is considered an investment company for accounting purposes. This guidance clarified the characteristics and set measurement and disclosure requirements for an investment company for accounting purposes. The adoption of this new guidance did not have an impact on our financial position or operating results.

Future Application of Accounting Standards
Accounting for Investments in Qualified Affordable Housing Projects
Effective January 1, 2015, we will be permitted to make an accounting policy election to adopt new accounting guidance relating to the recognition of amortization of investments in qualified affordable housing projects. The guidance sets forth a new method of measurement, referred to as the proportional amortization method, under which income and expense items related to qualified affordable housing projects would be allocated to the income taxes line item. If we elect to adopt this new guidance, such adoption is not expected to have a material impact on our financial position or operating results.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective January 1, 2015, we will adopt amended accounting guidance related to when an entity reports a discontinued operation in its financial position and operating results.  The guidance clarifies that a discontinued operation is required to be reported if the disposal represents a significant shift that has (or will have) a major effect on an entity’s major operations and financial results when a component of an entity or a group of components of an entity are either classified as held for sale or are disposed of by sale.  The amendments also require additional disclosures about discontinued operations. If we have a discontinued operation after the effective date, these changes could result in increased reporting and disclosure requirements in our financial statements.

3.	Acquisitions; Completed Disposition

Acquisition of the InterGlobal Group
In April 2014, we acquired the InterGlobal group, a company that specializes in international private medical insurance for groups and individuals in the Middle East, Asia, Africa and Europe. The goodwill related to this acquisition will be assigned to our Health Care segment. The purchase price was not material. The transaction closed after March 31, 2014, and therefore has not been reflected in these financial statements.

Acquisition of Coventry
On August 19, 2012, we entered into a definitive agreement (as amended, the “Merger Agreement”) to acquire Coventry. On the Effective Date, we acquired Coventry in a transaction valued at approximately $8.7 billion, including the $1.8 billion fair value of Coventry's outstanding long-term debt.

Pursuant to the terms of the Merger Agreement, an Aetna subsidiary merged with and into Coventry (the “Merger”), with Coventry continuing as the surviving corporation and a wholly-owned subsidiary of Aetna. Under the terms of the Merger Agreement, Coventry stockholders received $27.30 in cash and 0.3885 of an Aetna common share for each share of Coventry common stock (including restricted shares but excluding shares held by Coventry as treasury stock) outstanding at the effective time of the Merger. As a result, on the Effective Date, we issued approximately 52.2 million Aetna common shares, with a fair value of approximately $3.1 billion and paid approximately $3.8 billion in cash in exchange for all of the outstanding shares of Coventry common stock and outstanding awards. Substantially all of Coventry's outstanding equity awards vested and were paid out in cash and canceled in connection with the Merger. An insignificant amount of outstanding Coventry equity awards that pursuant to their terms did not vest at the effective time of the Merger were converted into cash-settled Aetna restricted stock units in connection with the Merger. We funded the cash portion of the purchase price with a combination of proceeds from the issuance of long-term debt, commercial paper and available cash on hand.

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
The amounts recognized for certain assets acquired and liabilities assumed are preliminary until the initial accounting for the acquisition is complete. The following items, among others, are considered preliminary until we gather sufficient information for the initial accounting to be complete:

•	the nature and amounts recognized for current and deferred income tax assets and liabilities;

•	the nature, amounts recognized and measurement basis of certain liabilities, including liabilities arising from contingencies recognized at acquisition; and

•	quantitative information related to goodwill recorded at acquisition.

Pro Forma Impact of Acquisition
The following table presents supplemental pro forma information for the three months ended March 31, 2013, as if the Merger had occurred on January 1, 2012. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results would have been had the Merger been completed on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of the combined company nor do they reflect the expected realization of any cost savings associated with the Merger.

Three Months Ended
(Millions, except per common share data)	March 31, 2013
Total revenue	$12,939.4
Net income attributable to Aetna	638.6
Earnings per share:
Basic	$1.69
Diluted	1.67

The unaudited pro forma consolidated results for the three months ended March 31, 2013 reflect the following pro forma adjustments:

•	Elimination of intercompany transactions between Aetna and Coventry, primarily related to network rental fees.

•	Foregone interest income associated with cash and cash equivalents and investments assumed to have been used to partially fund the Merger.

•	Foregone interest income associated with adjusting the amortized cost of Coventry's investment portfolio to fair value as of the completion of the Merger.

•
Elimination of historical Coventry intangible asset amortization expense and capitalized internal-use software amortization expense and addition of intangible asset amortization expense relating to intangibles valued as part of the acquisition.

•	Interest expense was reduced for the amortization of the fair value adjustment to long-term debt.

•	Elimination of transaction-related costs incurred by Aetna and Coventry during 2013.

•	Adjustment of the above pro forma adjustments for the applicable tax impact.

•	Conforming adjustments to align Coventry's presentation to Aetna's accounting policies.

•
Elimination of revenue and directly identifiable costs related to the sale of Aetna's Missouri Medicaid business, Missouri Care, Incorporated (“Missouri Care”), to WellCare Health Plans, Inc. on March 31, 2013.

Completed Disposition
In connection with the acquisition of Coventry, on March 31, 2013, we completed the sale of Missouri Care to WellCare Health Plans, Inc. The sale price was not material, and the transaction did not have a material impact on our financial position or operating results.

4.	Earnings Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income attributable to Aetna by the weighted average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of our outstanding stock-based compensation awards, but only if the effect is dilutive.

The computations of basic and diluted EPS for the three months ended March 31, 2014 and 2013 are as follows:

(Millions, except per common share data)	2014	2013
Net income attributable to Aetna	$665.5	$490.1
Weighted average shares used to compute basic EPS	361.6	327.6
Dilutive effect of outstanding stock-based compensation awards	3.4	3.1
Weighted average shares used to compute diluted EPS	365.0	330.7
Basic EPS	$1.84	$1.50
Diluted EPS	$1.82	$1.48

The stock-based compensation awards excluded from the calculation of diluted EPS for the three months ended March 31, 2014 and 2013 are as follows:

(Millions)	2014	2013
Stock appreciation rights ("SARs") (1)	1.3	6.7
Market stock units ("MSUs") (2)	.4	.4
Performance stock units ("PSUs") (2)	.7	.8
Performance stock appreciation rights ("PSARs") (2)	.2	—

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
PSUs, certain MSUs with performance conditions and PSARs are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

All outstanding stock options were included in the calculation of diluted EPS for the three months ended March 31, 2014 and 2013.

In connection with the May 7, 2013 acquisition of Coventry, we issued approximately 52.2 million Aetna common shares in exchange for all the outstanding shares of Coventry common stock. Those Aetna common shares were outstanding for the entire three months ended March 31, 2014 and weighted accordingly.

5.     Operating Expenses

For the three months ended March 31, 2014 and 2013, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2014	2013
Selling expenses	$402.8	$297.2
General and administrative expenses:
Salaries and related benefits	1,110.7	802.5
Other general and administrative expenses (1) (2) (3)	936.9	639.5
Total general and administrative expenses	2,047.6	1,442.0
Total operating expenses	$2,450.4	$1,739.2

(1)
The three months ended March 31, 2014 include estimated ACA mandated fees comprised primarily of the HIF and our contribution to the funding of the reinsurance program of $154.8 million and $84.9 million, respectively. Refer to Note 2 beginning on page 6 for additional information on ACA mandated fees.

(2)
The three months ended March 31, 2014 include $63.7 million of integration-related costs related to the acquisition of Coventry. The three months ended March 31, 2013 include $24.3 million of transaction and integration-related costs related to the acquisition of Coventry, including advisory, legal and other professional services fees and transaction-related payments.

(3)
In the fourth quarter of 2012, we recorded a charge of $120.0 million pretax related to the settlement of purported class action litigation regarding Aetna's payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs' counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $103.0 million pretax. Refer to Note 13 beginning on page 27 for additional information on the termination of the settlement agreement.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 14 beginning on page 30 for additional information.

6.     Investments

Total investments at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014			December 31, 2013
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,121.0	$18,099.2	$20,220.2	$1,977.4	$17,753.0	$19,730.4
Mortgage loans	83.1	1,464.5	1,547.6	84.9	1,464.7	1,549.6
Other investments	5.7	1,726.7	1,732.4	1.5	1,717.3	1,718.8
Total investments	$2,209.8	$21,290.4	$23,500.2	$2,063.8	$20,935.0	$22,998.8

At March 31, 2014, approximately $156 million of investments were pledged as collateral under repurchase agreements. We did not have any repurchase agreements outstanding at December 31, 2013. At March 31, 2014 and December 31, 2013, approximately $696 million and $766 million, respectively, of investments were pledged under securities loan agreements.

Debt and Equity Securities
Debt and equity securities available for sale at March 31, 2014 and December 31, 2013 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2014
Debt securities:
U.S. government securities	$1,325.4	$77.8	$(1.1)		$1,402.1
States, municipalities and political subdivisions	4,043.1	182.9	(39.4)		4,186.6
U.S. corporate securities	7,725.4	572.3	(55.5)		8,242.2
Foreign securities	3,267.0	244.3	(26.1)		3,485.2
Residential mortgage-backed securities	960.0	18.0	(14.9)		963.1
Commercial mortgage-backed securities	1,389.4	84.0	(3.1)	(1)	1,470.3
Other asset-backed securities	336.7	8.2	(1.2)	(1)	343.7
Redeemable preferred securities	56.8	9.7	—		66.5
Total debt securities	19,103.8	1,197.2	(141.3)		20,159.7
Equity securities	45.8	19.4	(4.7)		60.5
Total debt and equity securities (2)	$19,149.6	$1,216.6	$(146.0)		$20,220.2
December 31, 2013
Debt securities:
U.S. government securities	$1,396.8	$68.7	$(3.0)		$1,462.5
States, municipalities and political subdivisions	4,118.5	126.6	(82.8)		4,162.3
U.S. corporate securities	7,559.0	493.7	(110.1)		7,942.6
Foreign securities	3,209.6	198.9	(53.0)		3,355.5
Residential mortgage-backed securities	928.4	16.9	(21.1)		924.2
Commercial mortgage-backed securities	1,323.5	88.2	(4.7)	(1)	1,407.0
Other asset-backed securities	343.4	8.3	(2.1)	(1)	349.6
Redeemable preferred securities	56.8	8.6	—		65.4
Total debt securities	18,936.0	1,009.9	(276.8)		19,669.1
Equity securities	38.5	26.5	(3.7)		61.3
Total debt and equity securities (2)	$18,974.5	$1,036.4	$(280.5)		$19,730.4

(1)
At March 31, 2014 and December 31, 2013, we held securities for which we previously recognized $18.6 million and $22.8 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at March 31, 2014 and December 31, 2013 of $5.4 million and $6.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 beginning on page 32 for additional information on our accounting for discontinued products).  At March 31, 2014, debt and equity securities with a fair value of approximately $3.7 billion, gross unrealized capital gains of $348.8 million and gross unrealized capital losses of $28.6 million and, at December 31, 2013, debt and equity securities with a fair value of approximately $3.7 billion, gross unrealized capital gains of $291.3 million and gross unrealized capital losses of $60.3 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at March 31, 2014 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$949.1
One year through five years	5,424.2
After five years through ten years	5,721.0
Greater than ten years	5,288.3
Residential mortgage-backed securities	963.1
Commercial mortgage-backed securities	1,470.3
Other asset-backed securities	343.7
Total	$20,159.7

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2014 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2014, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.9 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At March 31, 2014, these securities had an average credit quality rating of AA+ and a weighted average duration of 2.5 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2014, these securities had an average credit quality rating of AA+ and a weighted average duration of 2.8 years.

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

Summarized below are the debt and equity securities we held at March 31, 2014 and December 31, 2013 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2014
Debt securities:
U.S. government securities	$51.4	$.8	$13.4	$.3	$64.8	$1.1
States, municipalities and political subdivisions	1,136.1	31.5	155.7	7.9	1,291.8	39.4
U.S. corporate securities	1,558.4	39.3	181.9	16.2	1,740.3	55.5
Foreign securities	569.3	18.9	100.9	7.2	670.2	26.1
Residential mortgage-backed securities	462.5	11.7	35.0	3.2	497.5	14.9
Commercial mortgage-backed securities	183.2	2.7	24.9	.4	208.1	3.1
Other asset-backed securities	73.1	1.1	2.0	.1	75.1	1.2
Redeemable preferred securities	4.4	—	—	—	4.4	—
Total debt securities	4,038.4	106.0	513.8	35.3	4,552.2	141.3
Equity securities	—	—	15.0	4.7	15.0	4.7
Total debt and equity securities (1)	$4,038.4	$106.0	$528.8	$40.0	$4,567.2	$146.0
December 31, 2013
Debt securities:
U.S. government securities	$555.9	$2.7	$13.4	$.3	$569.3	$3.0
States, municipalities and political subdivisions	1,779.9	73.1	132.4	9.7	1,912.3	82.8
U.S. corporate securities	2,196.8	88.0	170.0	22.1	2,366.8	110.1
Foreign securities	875.2	43.5	90.9	9.5	966.1	53.0
Residential mortgage-backed securities	541.1	17.3	35.0	3.8	576.1	21.1
Commercial mortgage-backed securities	162.4	4.2	25.0	.5	187.4	4.7
Other asset-backed securities	87.8	1.9	7.7	.2	95.5	2.1
Redeemable preferred securities	4.4	—	—	—	4.4	—
Total debt securities	6,203.5	230.7	474.4	46.1	6,677.9	276.8
Equity securities	—	—	16.2	3.7	16.2	3.7
Total debt and equity securities (1)	$6,203.5	$230.7	$490.6	$49.8	$6,694.1	$280.5

(1)
At March 31, 2014 and December 31, 2013, debt and equity securities in an unrealized capital loss position of $28.6 million and $60.3 million, respectively, and with related fair value of $598.0 million and $1.0 billion, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At March 31, 2014, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their carrying value.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2014 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$38.9	$.8	$38.9	$.8
One year through five years	25.6	.3	882.1	8.1	907.7	8.4
After five years through ten years	244.3	7.7	1,457.4	43.3	1,701.7	51.0
Greater than ten years	285.5	15.3	837.7	46.6	1,123.2	61.9
Residential mortgage-backed securities	10.8	.2	486.7	14.7	497.5	14.9
Commercial mortgage-backed securities	8.9	.3	199.2	2.8	208.1	3.1
Other asset-backed securities	7.9	.1	67.2	1.1	75.1	1.2
Total	$583.0	$23.9	$3,969.2	$117.4	$4,552.2	$141.3

Net realized capital gains for the three months ended March 31, 2014 and 2013, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2014	2013
OTTI losses on debt securities	$(.2)	$(5.8)
Portion of OTTI losses on debt securities recognized in other comprehensive income	—	—
Net OTTI losses on debt securities recognized in earnings	(.2)	(5.8)
Net realized capital gains, excluding OTTI losses on debt securities	28.7	36.1
Net realized capital gains	$28.5	$30.3

The net realized capital gains for the three months ended March 31, 2014 were primarily attributable to the recognition of a gain on the termination of interest rate swaps as well as gains from the sales of debt securities. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 25 for more information on the termination of the outstanding interest rate swaps in the first quarter of 2014. The net realized capital gains for the three months ended March 31, 2013 were primarily attributable to the sale of debt securities.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2014 and 2013 were as follows:

(Millions)	2014	2013
Proceeds on sales	$1,092.8	$1,375.7
Gross realized capital gains	24.6	37.3
Gross realized capital losses	13.0	7.4

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three months ended March 31, 2014 and 2013 we had the following activity in our mortgage loan portfolio:

(Millions)	2014	2013
New mortgage loans	$33.9	$42.5
Mortgage loans fully repaid	19.8	16.9

At March 31, 2014 and December 31, 2013, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at March 31, 2014 or December 31, 2013.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure.  Based upon our most recent assessments at March 31, 2014 and December 31, 2013, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	March 31, 2014	December 31, 2013
1	$68.3	$69.2
2 to 4	1,399.0	1,399.6
5	30.2	30.6
6 and 7	50.1	50.2
Total	$1,547.6	$1,549.6

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at March 31, 2014 and December 31, 2013 of approximately $208 million and $205 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.4 billion and $5.8 billion at March 31, 2014 and December 31, 2013, respectively.  The hedge fund partnership had total assets of approximately $7.5 billion and $7.0 billion at March 31, 2014 and December 31, 2013, respectively.

Non-controlling (Minority) Interests
At March 31, 2014 and December 31, 2013, continuing business non-controlling interests were approximately $57 million and $53 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $3.9 million and $.8 million for the three months ended March 31, 2014 and 2013, respectively. These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three months ended March 31, 2014 and 2013 were as follows:

(Millions)	2014	2013
Debt securities	$198.1	$188.8
Mortgage loans	23.9	24.8
Other investments	30.1	29.6
Gross investment income	252.1	243.2
Less: investment expenses	(7.9)	(8.1)
Net investment income (1)	$244.2	$235.1

(1)
Net investment income includes $80.4 million and $79.3 million for the three months ended March 31, 2014 and 2013, respectively, related to investments supporting our experience-rated and discontinued products.

7.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three months ended March 31, 2014 and 2013:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Credit
Three months ended March 31, 2014
Balance at December 31, 2013	$34.2		$326.8		$.4		$(1,293.8)		$20.3		$(912.1)
Other comprehensive income (loss)
before reclassifications	1.1		137.2		(12.5)		—		—		125.8
Amounts reclassified from accumulated
other comprehensive income	(.4)	(2)	3.3	(2)	(10.1)	(3)	7.7	(4)	(.6)	(4)	(.1)
Other comprehensive income (loss)	.7		140.5		(22.6)		7.7		(.6)		125.7
Balance at March 31, 2014	$34.9		$467.3		$(22.2)		$(1,286.1)		$19.7		$(786.4)
Three months ended March 31, 2013
Balance at December 31, 2012	$57.3		$825.2		$(29.5)		$(1,909.4)		$23.0		$(1,033.4)
Other comprehensive (loss) income
before reclassifications	(9.4)		(78.5)		6.7		—		—		(81.2)
Amounts reclassified from accumulated
other comprehensive income	3.7	(2)	(15.8)	(2)	.8	(3)	12.6	(4)	(.6)	(4)	.7
Other comprehensive (loss) income	(5.7)		(94.3)		7.5		12.6		(.6)		(80.5)
Balance at March 31, 2013	$51.6		$730.9		$(22.0)		$(1,896.8)		$22.4		$(1,113.9)

(1)	Represents unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statement of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statement of Income, except for the effective portion of derivatives related to interest rate swaps which are reflected in interest expense and were not material during the three months ended March 31, 2014 or 2013. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 25 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statement of Income. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 24 for additional information.

Refer to the Consolidated Statements of Comprehensive Income on page 2 for additional information regarding reclassifications out of accumulated other comprehensive income on a pretax basis.

8.    Financial Instruments

The preparation of our consolidated financial statements in accordance with GAAP requires certain of our assets and liabilities to be reflected at their fair value, and others on another basis, such as an adjusted historical cost basis.  In this note, we provide details on the fair value of financial assets and liabilities and how we determine those fair values.  We present this information for those financial instruments that are measured at fair value for which the change in fair value impacts net income attributable to Aetna or other comprehensive income separately from other financial assets and liabilities.

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

Financial assets and liabilities are classified based upon the lowest level of input that is significant to the valuation.  When quoted prices in active markets for identical assets and liabilities are available, we use these quoted market prices to determine the fair value of financial assets and liabilities and classify these assets and liabilities as Level 1.  In other cases where a quoted market price for identical assets and liabilities in an active market is either not available or not observable, we estimate fair value using valuation methodologies based on available and observable market information or by using a matrix pricing model.  These financial assets and liabilities would then be classified as Level 2.  If quoted market prices are not available, we determine fair value using broker quotes or an internal analysis of each investment’s financial performance and cash flow projections.  Thus, financial assets and liabilities may be classified as Level 3 even though there may be some significant inputs that may be observable.

The following is a description of the valuation methodologies used for our financial assets and liabilities that are measured at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2014 or December 31, 2013.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2014 or December 31, 2013.  The total fair value of our broker quoted debt securities was approximately $101 million at March 31, 2014 and $103 million at December 31, 2013.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Derivatives – Where quoted prices are available in an active market, our derivatives are classified as Level 1.  Certain of our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified as Level 2 because they are traded in markets where quoted market prices are not readily available.

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at March 31, 2014 and December 31, 2013 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Debt securities:
U.S. government securities	$1,169.3	$232.8	$—	$1,402.1
States, municipalities and political subdivisions	—	4,185.4	1.2	4,186.6
U.S. corporate securities	—	8,199.3	42.9	8,242.2
Foreign securities	—	3,456.9	28.3	3,485.2
Residential mortgage-backed securities	—	963.1	—	963.1
Commercial mortgage-backed securities	—	1,462.8	7.5	1,470.3
Other asset-backed securities	—	306.3	37.4	343.7
Redeemable preferred securities	—	62.4	4.1	66.5
Total debt securities	1,169.3	18,869.0	121.4	20,159.7
Equity securities	37.4	—	23.1	60.5
Derivatives	—	.4	—	.4
Total	$1,206.7	$18,869.4	$144.5	$20,220.6
Liabilities:
Derivatives	$—	$3.6	$—	$3.6
December 31, 2013
Assets:
Debt securities:
U.S. government securities	$1,237.5	$225.0	$—	$1,462.5
States, municipalities and political subdivisions	—	4,161.0	1.3	4,162.3
U.S. corporate securities	—	7,911.4	31.2	7,942.6
Foreign securities	—	3,311.6	43.9	3,355.5
Residential mortgage-backed securities	—	924.2	—	924.2
Commercial mortgage-backed securities	—	1,399.5	7.5	1,407.0
Other asset-backed securities	—	317.3	32.3	349.6
Redeemable preferred securities	—	61.3	4.1	65.4
Total debt securities	1,237.5	18,311.3	120.3	19,669.1
Equity securities	17.1	—	44.2	61.3
Derivatives	—	49.1	—	49.1
Total	$1,254.6	$18,360.4	$164.5	$19,779.5
Liabilities:
Derivatives	$—	$1.9	$—	$1.9

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2014 or 2013.

Gross transfers out of Level 3 during the three months ended March 31, 2014 and 2013 were $9.7 million and $8.0 million, respectively. Gross transfers out of Level 3 during the three months ended March 31, 2014 were primarily related to foreign debt securities. Gross transfers out of Level 3 during the three months ended March 31, 2013 were primarily related to U.S. corporate securities. The fair value of securities transferred out of Level 3 had been based on broker quotes and effective in the first quarter of both 2014 and 2013 is based primarily on a matrix pricing model, which uses quoted market prices of debt securities with similar characteristics. There were no transfers into Level 3 during the three months ended March 31, 2014 or 2013.

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

Bank loans: Where fair value is determined by quoted market prices of bank loans with similar characteristics, our bank loans are classified as Level 2. For bank loans classified as Level 3, fair value is determined by outside brokers using their internal analyses through a combination of their knowledge of the current pricing environment and market flows.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at March 31, 2014 and December 31, 2013 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
March 31, 2014
Assets:
Mortgage loans	$1,547.6	$—	$—	$1,595.2	$1,595.2
Bank loans	209.6	—	198.9	10.1	209.0
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.9	—	—	8.9	8.9
Without a fixed maturity	557.1	—	—	545.1	545.1
Long-term debt	8,238.6	—	8,792.2	—	8,792.2

December 31, 2013
Assets:
Mortgage loans	$1,549.6	$—	$—	$1,584.8	$1,584.8
Bank loans	181.7	—	171.5	9.8	181.3
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.9	—	—	8.9	8.9
Without a fixed maturity	572.3	—	—	553.2	553.2
Long-term debt	8,252.6	—	8,670.6	—	8,670.6

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 18.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014				December 31, 2013
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$753.3	$2,245.7	$1.0	$3,000.0	$726.4	$2,227.0	$.6	$2,954.0
Equity securities	189.5	4.5	—	194.0	188.4	3.3	—	191.7
Derivatives	—	.7	—	.7	—	.8	—	.8
Common/collective trusts	—	729.7	—	729.7	—	710.4	—	710.4
Total (1)	$942.8	$2,980.6	$1.0	$3,924.4	$914.8	$2,941.5	$.6	$3,856.9

(1)	Excludes $255.3 million and $115.6 million of cash and cash equivalents and other receivables at March 31, 2014 and December 31, 2013, respectively.

During the three months ended March 31, 2014 and 2013, we had an immaterial amount of Level 3 Separate Accounts financial assets. There were no gross transfers of Separate Accounts financial assets out of Level 3 during the three months ended March 31, 2014. Gross transfers of Separate Accounts financial assets out of Level 3 during the three months ended March 31, 2013 were $.4 million. For the three months ended March 31, 2014 and 2013, there were no transfers of Separate Accounts financial assets between Levels 1 and 2 and no transfers of Separate Accounts financial assets into Level 3.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of March 31, 2014 and December 31, 2013 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
March 31, 2014
Derivatives	$.4	$11.3	$(.2)	$11.5
Total	$.4	$11.3	$(.2)	$11.5

December 31, 2013
Derivatives	$49.1	$13.3	$(47.1)	$15.3
Total	$49.1	$13.3	$(47.1)	$15.3

(1) There were no amounts offset in our balance sheets at March 31, 2014 or December 31, 2013.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of March 31, 2014 and December 31, 2013 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
March 31, 2014
Derivatives	$3.6	$—	$(4.9)	$(1.3)
Securities lending	720.8	(720.7)	—	.1
Repurchase agreements	156.2	—	—	156.2
Total	$880.6	$(720.7)	$(4.9)	$155.0

December 31, 2013
Derivatives	$1.9	$—	$(.7)	$1.2
Securities lending	792.6	(792.6)	—	—
Total	$794.5	$(792.6)	$(.7)	$1.2

(1) There were no amounts offset in our balance sheets at March 31, 2014 or December 31, 2013.

9.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three months ended March 31, 2014 and 2013 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2014	2013	2014	2013
Service cost	$—	$—	$—	$—
Amortization of prior service credit	(.1)	(.1)	(.9)	(.9)
Interest cost	72.1	67.9	3.0	2.8
Expected return on plan assets	(105.6)	(99.1)	(.8)	(.6)
Recognized net actuarial losses	11.7	18.9	.2	.5
Net periodic benefit (income) cost	$(21.9)	$(12.4)	$1.5	$1.8

10.    Debt

The carrying value of our long-term debt at March 31, 2014 and December 31, 2013 was as follows:

(Millions)	March 31, 2014	December 31, 2013
Senior notes, 6.3%, due 2014	$382.4	$387.3
Senior notes, 6.125%, due 2015	237.8	240.6
Senior notes, 6.0%, due 2016	—	748.9
Senior notes, 5.95%, due 2017	430.2	434.2
Senior notes, 1.75%, due 2017	249.0	248.9
Senior notes, 1.5%, due 2017	498.3	498.2
Senior notes, 6.5%, due 2018	495.0	494.9
Senior notes, 2.2%, due 2019	374.6	—
Senior notes, 3.95%, due 2020	744.5	744.3
Senior notes, 5.45%, due 2021	698.9	702.3
Senior notes, 4.125%, due 2021	495.0	494.8
Senior notes, 2.75%, due 2022	985.5	985.1
Senior notes, 6.625%, due 2036	769.8	769.8
Senior notes, 6.75%, due 2037	530.6	530.6
Senior notes, 4.5%, due 2042	480.2	480.1
Senior notes, 4.125%, due 2042	492.7	492.6
Senior notes, 4.75%, due 2044	374.1	—
Total long-term debt	8,238.6	8,252.6
Less current portion of long-term debt (1)	620.2	387.3
Total long-term debt, less current portion	$7,618.4	$7,865.3

(1)	At March 31, 2014, our 6.125% senior notes due January 2015 and 6.3% senior notes due August 2014 are classified as current in the accompanying consolidated balance sheet.

At both March 31, 2014 and December 31, 2013 we did not have any commercial paper outstanding.

Long-Term Debt and Interest Rate Swaps
On February 7, 2014, we announced the redemption for cash of the entire $750 million aggregate principal amount outstanding of our 6.0% senior notes due 2016. The redemption of these notes occurred on March 14, 2014 (the “Redemption Date”) at a redemption price that included a make-whole premium, plus interest accrued and unpaid at the Redemption Date. We financed the redemption by issuing $375 million of 2.2% senior notes due 2019 and $375 million of 4.75% senior notes due 2044 (collectively, the “2014 Senior Notes”), together with other available resources. As a result of the redemption, in the first quarter of 2014, we recorded a loss on the early extinguishment of long-term debt of $59.7 million ($91.9 million pretax).

During June and July 2012, we entered into two interest rate swaps with an aggregate notional value of $375 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to refinance our 6.0% senior notes due 2016. In March 2014, prior to issuing the 2014 Senior Notes used to refinance our 6.0% senior notes due 2016, we terminated these swaps and received an aggregate of $34.2 million from the swap counterparties upon termination. We performed a final effectiveness test upon termination of these swaps and determined there was approximately $12 million pretax of ineffectiveness that arose due to the actual debt issuance date being earlier than forecasted. The ineffectiveness was recorded as a realized capital gain in the first quarter of 2014. The effective portion of the hedge gain of approximately $22 million pretax was recorded in accumulated other comprehensive loss, net of tax, and is being amortized as a reduction to interest expense over the first 20 semi-annual interest payments associated with the $375 million of 4.75% senior notes due 2044.

In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt, to be primarily used to refinance long-term debt maturing in 2017. At March 31, 2014, these interest rate swaps had a pretax fair value loss of $2.9 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders' equity.

In April 2014, we entered into an interest rate swap with a notional value of $250 million. We designated this swap as a cash flow hedge against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2018.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, in connection with the acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment”, and together with the First Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.5 billion. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. In 2013, we extended the maturity date of the Facility by one year. On March 27, 2014, we extended the maturity date of the Facility by an additional year to March 27, 2019.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at March 31, 2014.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2014.  There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2014 or 2013.

11.    Capital Stock

On February 28, 2014 and September 27, 2013, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion and $750 million, respectively.  During the three months ended March 31, 2014, we repurchased approximately 7 million shares of common stock at a cost of approximately $465 million.  At March 31, 2014, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the February 28, 2014 and September 27, 2013 programs.

During the three months ended March 31, 2014 our Board declared the following cash dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 28, 2014	$.225	April 10, 2014	April 25, 2014	$80.5

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

On March 3, 2014, approximately .4 million PSUs, .5 million MSUs, 1.0 million restricted stock units (“RSUs”) and 1.3 million SARs were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve a certain operating performance goal, as determined by our Board’s Committee on Compensation and Talent Management,

during a two-year performance period which began January 1, 2014 and ends on December 31, 2015.  The vesting period for the PSUs ends on March 3, 2017. The number of vested MSUs (which could range from zero to 150% of the original number of units granted) is based on the percentage change between the closing price of our common stock on the grant date and the weighted average closing price of our common stock for the thirty trading days prior to and including the vesting date.  The vesting period for the MSUs ends March 3, 2017. Each vested PSU, MSU and RSU represents one share of common stock and will be paid in shares of common stock, net of taxes, at the end of the applicable vesting period.  The RSUs generally will become 100% vested approximately three years from the grant date, with one-third vesting each December. The SARs, if exercised by the employee, will be settled in common stock, net of taxes, based on the appreciation of our common stock price over $72.26 per share, the closing price of our common stock on the grant date. SARs will become 100% vested approximately three years from the grant date, with one-third vesting on each anniversary of the grant date.

In 2014, we granted SARs with an estimated fair market value of $22.68 per unit. The fair value per unit was calculated on the grant date using a Black-Scholes option pricing model using the following assumptions:

Expected term (in years)	5.72
Expected volatility	35.8%
Risk-free interest rate	1.74%
Dividend yield	1.36%
Initial price	$72.26

The expected term is based on historical equity award activity. Expected volatility is based on a weighted average of the historical volatility of our stock price and implied volatility from traded options on our stock. The risk-free interest rate is based on a U.S. Treasury rate with a life equal to the expected life of the SARs grant. This rate was calculated by interpolating between the 5-year and 10-year U.S. Treasury rates. The dividend yield is based on our historical dividends declared in the 12 months prior to the grant date.

12.    Dividend Restrictions and Statutory Surplus

Under applicable regulatory requirements at March 31, 2014, the amount of dividends that may be paid through the end of 2014 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.5 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the first quarter of 2014, our insurance and HMO subsidiaries paid approximately $235 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $8.2 billion and $8.4 billion at March 31, 2014 and December 31, 2013, respectively.

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

On December 6, 2012, we entered into an agreement to settle MDL 2020. Under the terms of the proposed nationwide settlement, we would have been released from claims relating to our out-of-network reimbursement practices from the beginning of the applicable settlement class period through August 30, 2013. The settlement agreement did not contain an admission of wrongdoing. The medical associations were not parties to the settlement agreement.

Under the settlement agreement, we would have paid up to $120 million to fund claims submitted by health plan members and health care providers who were members of the settlement classes. These payments also would have funded the legal fees of plaintiffs' counsel and the costs of administering the settlement. In connection with the proposed settlement, the Company recorded an after-tax charge to net income attributable to Aetna of approximately $78 million in the fourth quarter of 2012.

The settlement agreement provided us the right to terminate the agreement under certain conditions related to settlement class members who opted out of the settlement. Based on a report provided to the parties by the settlement administrator, the conditions permitting us to terminate the settlement agreement were satisfied. On March 13, 2014, we notified the New Jersey District Court and plaintiffs' counsel that we were terminating the settlement agreement. Various legal and factual developments since the date of the settlement agreement led us to believe terminating the settlement agreement was in our best interests. We intend to vigorously defend ourselves against the claims brought by the plaintiffs. As a result of this termination, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67.0 million ($103.0 million pretax).

We also have received subpoenas and/or requests for documents and other information from, and been investigated by, attorneys general and other state and/or federal regulators, legislators and agencies relating to our out-of-network benefit payment and administration practices.  It is reasonably possible that others could initiate additional litigation or additional regulatory action against us with respect to our out-of-network benefit payment and/or administration practices.

CMS Actions
The Centers for Medicare & Medicaid Services (“CMS”) regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions and document their medical records.  CMS pays increased premiums to Medicare Advantage plans and prescription drug program plans for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company's plans. The Office of Inspector General (the “OIG”) also is auditing risk adjustment data of other companies, and we expect CMS and the OIG to continue auditing risk adjustment data.

CMS is using a different audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under this methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited.  Historically, CMS did not project sample error rates to the entire contract.  As a result, the new methodology may increase our exposure to premium refunds to CMS due to incomplete medical records maintained by providers.  During 2013, CMS selected certain of our Medicare Advantage contracts for contract year 2011 for audit.  We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years or the current contract year.  Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, could be material and could adversely affect our operating results, financial position and cash flows.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including claims of or relating to bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits in our Health Care and Group Insurance businesses (including our post-payment audit and collection practices and reductions in payments to providers due to sequestration), provider network structure (including the use of performance-based networks and termination of provider contracts), rescission of insurance coverage, improper disclosure of personal information, patent infringement and other intellectual property litigation, other legal proceedings in our Health Care and Group Insurance businesses and employment litigation.  Some of these other lawsuits are or are purported to be class actions.  We intend to vigorously defend ourselves against the claims brought in these matters.

Awards to us and others of certain government contracts, particularly in our Medicaid business, are subject to increasingly frequent protests by unsuccessful bidders. These protests may result in awards to us being reversed, delayed or modified. The loss or delay in implementation of any government contract could adversely affect our operating results. We will continue to defend vigorously contract awards we receive.

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

Over 35 states are investigating life insurers' claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.  In the fourth quarter of 2013, we made changes to our life insurance claim payment practices (including related escheatment practices) based on evolving industry practices and regulatory expectations and interpretations, including expanding our existing use of the Social Security Administration's Death Master File to identify additional potentially unclaimed death benefits and locate applicable beneficiaries. As a result of these changes, in the fourth quarter of 2013, we increased our estimated liability for unpaid life insurance claims with respect to insureds who passed away on or before December 31, 2013, and recorded in current and future benefits a charge of $35.7 million ($55.0 million pretax). Given the legal and regulatory uncertainty with respect to life insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of further changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, our and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including the use of performance-based networks and termination of provider contracts), delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices, sales practices, and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).

As a leading national health and related benefits company, we regularly are the subject of government actions of the types described above.  These government actions may prevent or delay us from implementing planned premium rate increases and may result, and have resulted, in restrictions on our business, changes to or clarifications of our business practices, retroactive adjustments to premiums, refunds or other payments to members, beneficiaries, states or the federal government, assessments of damages, civil or criminal fines or penalties, or other sanctions, including the possible loss of licensure or suspension or exclusion from participation in government programs.

Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, may involve fines, penalties or punitive damages that are discretionary in amount, involve a large number of claimants or regulatory authorities, represent a change in regulatory policy, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices.  In addition, because most legal proceedings are resolved over long periods of time, potential losses are subject to change due to, among other things, new developments, changes in litigation strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. Except as specifically noted above under “Other Litigation and Regulatory Proceedings,” we are currently unable to predict the ultimate outcome of, or reasonably estimate the losses or a range of losses resulting from, the matters described above, and it is reasonably possible that their outcome could be material to us.

14.    Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  The acquired Coventry operations are reflected in our Health Care segment for the three months ended March 31, 2014. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the service cost and prior service cost components of this expense are allocated to our business segments). Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Summarized financial information of our segments for the three months ended March 31, 2014 and 2013 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended March 31, 2014
Revenue from external customers	$13,131.4	$544.4	$46.3	$—	$13,722.1
Operating earnings (loss) (1)	719.0	41.2	4.8	(43.0)	722.0
Three Months Ended March 31, 2013
Revenue from external customers	$8,723.2	$505.3	$45.0	$—	$9,273.5
Operating earnings (loss) (1)	513.2	31.9	6.2	(34.8)	516.5

(1)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three months ended March 31, 2014 and 2013 was as follows:

(Millions)	2014	2013
Operating earnings (1)	$722.0	$516.5
Transaction and integration-related costs, net of tax	(41.9)	(24.6)
Loss on early extinguishment of long-term debt, net of tax	(59.7)	—
Release of litigation-related reserve, net of tax	67.0	—
Amortization of other acquired intangible assets, net of tax	(40.4)	(21.1)
Net realized capital gains, net of tax	18.5	19.3
Net income attributable to Aetna	$665.5	$490.1

(1)
In addition to net realized capital gains (losses) and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs of $41.9 million ($63.7 million pretax) and $24.6 million ($37.1 million pretax) during the three months ended March 31, 2014 and 2013, respectively, related to the acquisition of Coventry. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Effective Date, the negative cost of carry was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Effective Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings.

•	In the first quarter of 2014, we incurred a loss on the early extinguishment of long-term debt of $59.7 million ($91.9 million pretax) related to the redemption of our 6.0% senior notes due 2016.

•
In the fourth quarter of 2012, we recorded a charge of $78.0 million ($120.0 million pretax) related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs' counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67.0 million ($103.0 million pretax). Refer to Note 13 beginning on page 27 for additional information on the termination of the settlement agreement.

15.     Reinsurance

In January 2014, we entered into five-year reinsurance agreements with Vitality Re V Limited, an unrelated insurer. The agreements allow us to reduce our required capital and provide $200 million of collateralized excess of loss reinsurance coverage on a portion of Aetna's group Commercial Insured Health Care business. The Company's similar reinsurance agreements with Vitality Re Limited and Vitality Re II Limited expired in January 2014.

16.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.  At both March 31, 2014 and December 31, 2013, our remaining GIC liability was not material.

Key assumptions in setting the reserve for anticipated future losses include future investment results, payments to retirees, mortality and retirement rates and the cost of asset management and customer service.  In 2012, we modified the mortality tables used in order to reflect a more up-to-date 2000 Retired Pensioner’s Mortality table. The mortality tables were previously modified in 1995, in order to reflect a more up-to-date 1994 Uninsured Pensioner's Mortality table. In 1997, we began the use of a bond default assumption to reflect historical default experience.  Other than these changes, since 1993 there have been no significant changes to the assumptions underlying the reserve.

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna.  The reserve at each of March 31, 2014 and December 31, 2013 reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2014 and 2013 (pretax) was as follows:

(Millions)	2014	2013
Reserve, beginning of period	$979.5	$978.5
Operating income	5.8	8.8
Net realized capital gains	6.3	32.8
Reserve, end of period	$991.6	$1,020.1

During the three months ended March 31, 2014 and 2013, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities. Net realized capital gains during the three months ended March 31, 2013 also reflected gains from the sale of other invested assets. We evaluated these results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and did not believe that an adjustment to the reserve was required at March 31, 2014 or 2013.

Assets and liabilities supporting discontinued products at March 31, 2014 and December 31, 2013 were as follows: (1)

(Millions)	2014	2013
Assets:
Debt and equity securities available for sale	$2,367.0	$2,372.6
Mortgage loans	420.9	407.0
Other investments	685.0	663.9
Total investments	3,472.9	3,443.5
Other assets	86.6	85.2
Collateral received under securities loan agreements	175.0	204.4
Current and deferred income taxes	17.2	14.4
Receivable from continuing products (2)	541.3	533.1
Total assets	$4,293.0	$4,280.6
Liabilities:
Future policy benefits	$2,765.3	$2,804.8
Reserve for anticipated future losses on discontinued products	991.6	979.5
Collateral payable under securities loan agreements	175.0	204.4
Other liabilities (3)	361.1	291.9
Total liabilities	$4,293.0	$4,280.6

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $97 million and $100 million for the three months ended March 31, 2014 and 2013, respectively. There were no participant-directed withdrawals from our discontinued products during the three months ended March 31, 2014 or 2013.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company's management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP

Hartford, Connecticut
April 24, 2014

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 44 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers' compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”).  On May 7, 2013 (the “Effective Date”), we acquired Coventry Health Care, Inc. (“Coventry”). Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at March 31, 2014 and December 31, 2013 and operating results for the three months ended March 31, 2014 and 2013. The Effective Date of the Coventry acquisition was May 7, 2013. As a result, the Coventry acquisition significantly impacts the comparability of our results for the three months ended March 31, 2014 to the same period in 2013.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2013 Annual Report on Form 10-K (the “2013 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2014 and 2013:

(Millions)	2014	2013
Revenue:
Health Care	$13,245.0	$8,822.9
Group Insurance	614.9	586.8
Large Case Pensions	134.9	129.2
Total revenue	13,994.8	9,538.9
Net income attributable to Aetna	665.5	490.1
Operating earnings: (1)
Health Care	719.0	513.2
Group Insurance	41.2	31.9
Large Case Pensions	4.8	6.2
Cash flows from operations	1,422.2	543.8

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 37 for a discussion of non-GAAP measures.  Refer to pages 39, 43 and 44 for a reconciliation of operating earnings to net income attributable to Aetna for Health Care, Group Insurance and Large Case Pensions, respectively.

We analyze our operating results based on operating earnings, which excludes from net income attributable to Aetna net realized capital gains and losses and amortization of other acquired intangible assets as well as other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Our operating earnings increased for the three months ended March 31, 2014 compared to the corresponding period in 2013 primarily due to the inclusion of results from the acquisition of Coventry, as well as higher underwriting margins (calculated as premium less health care costs) primarily in our underlying Health Care businesses.

Total revenue increased during the three months ended March 31, 2014 compared to the corresponding period in 2013 primarily due to higher Health Care premiums from the acquisition of Coventry, pricing actions designed to recover ACA mandated fees and taxes as well as membership growth.

As a result of the acquisition of Coventry, we acquired approximately 3.7 million medical members. At March 31, 2014, we served over 22.7 million medical members (consisting of approximately 39% Insured members and 61% administrative services contract (“ASC”) members), 14.6 million dental members and 14.2 million pharmacy benefit management services members.  At March 31, 2013, we served approximately 18.3 million medical members (consisting of approximately 32% Insured members and 68% ASC members), 13.5 million dental members and 9.9 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2014 and 2013, generating $1.5 billion and $617 million of cash flows from operations in our Health Care and Group Insurance businesses during the three months ended March 31, 2014 and 2013, respectively.  During 2014, these cash flows funded our ordinary course operating activities, the payment of a cash dividend to shareholders and repurchases of shares of our common stock. We paid dividends to our shareholders of approximately $82 million and $66 million during the three months ended March 31, 2014 and 2013, respectively. In addition, we repurchased approximately 7 million and 4 million shares of common stock under our share repurchase programs at a cost of approximately $465 million and $184 million during the three months ended March 31, 2014 and 2013, respectively. Refer to “Liquidity and Capital Resources” beginning on page 47 and Note 11 of Condensed Notes to Consolidated Financial Statements on page 26 for additional information.

Acquisition of Coventry Health Care, Inc.
On August 19, 2012, we entered into a definitive agreement (as amended, the “Merger Agreement”) to acquire Coventry. On the Effective Date, we acquired Coventry in a transaction valued at approximately $8.7 billion, including the $1.8 billion fair value of Coventry's outstanding long-term debt. We preliminarily recorded goodwill related to this acquisition of approximately $4.0 billion, of which $267 million will be tax deductible.

Under the terms of the Merger Agreement, Coventry stockholders received $27.30 in cash and 0.3885 of an Aetna common share for each share of Coventry common stock (including restricted shares but excluding shares held by Coventry as treasury stock) outstanding at the effective time of the Merger. As a result, on the Effective Date, we issued approximately 52.2 million Aetna common shares with a fair value of approximately $3.1 billion and paid approximately $3.8 billion in cash in exchange for all of the outstanding shares of Coventry common stock and outstanding awards. Substantially all of Coventry's outstanding equity awards vested and were paid out in cash and canceled in connection with the Merger.

Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform” or “ACA”) has changed and will continue to make broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and we expect will continue to significantly impact our business operations and financial results, including our pricing, our medical benefit ratios (“MBRs”) and the geographies in which our products are available.  Health Care Reform presents us with new business opportunities, but also with new financial and regulatory challenges. It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results.

On October 1, 2013, public health insurance exchanges (“Public Exchanges”) became available for consumers to access and begin the enrollment process for coverage beginning January 1, 2014. Through March 31, 2014, our Public Exchange membership has exceeded our initial projections.

In addition, because we included a portion of the 2014 Health Care Reform fees, assessments and taxes in the pricing for our 2013 contract renewals with member months in 2014, we experienced a temporary operating earnings benefit in 2013. We expect this benefit to be greatly diminished in 2014. The non tax-deductible health insurer fee is being recorded within operating expenses, and we project that our expense for this fee during the full year 2014 will range from $575 million to $625 million. In aggregate, we expect our portion of the total fees, taxes and assessments imposed by Health Care Reform to be approximately $1.0 billion in 2014.

Federal budget negotiations, the technical problems with the federal health insurance exchange website, ongoing regulatory changes to Health Care Reform (such as the November 2013 action permitting renewal through 2014 of individual and small group insurance policies that do not comply with Health Care Reform and the March 2014 action permitting such renewal through 2017), pending efforts in the U.S. Congress to amend or restrict funding for various aspects of Health Care Reform and litigation challenging aspects of the law continue to create uncertainty about the ultimate impact of Health Care Reform. We cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of Health Care Reform or state level health care reform, nor can we predict the impact those changes will have on our business operations or financial results, but the effects could be materially adverse.

For additional information on Health Care Reform, refer to “MD&A-Overview-Health Care Reform,” “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2013 Annual Report.

Medicare Update
On April 7, 2014, the Centers for Medicare & Medicaid Services (“CMS”) published final Medicare Advantage and prescription drug program (“PDP”) premium rates for 2015. These rates reflect a reduction in 2015 premiums compared to 2014 for Medicare Advantage and PDP plans, and represent an aggregate high single digit funding decrease during 2014 and 2015 and meaningful revenue and operating results challenge for us. This rate reduction is in addition to the challenge we face from the impact of the industry-wide health insurer fee that became effective January 1, 2014. In addition, in March 2014, the Protecting Access to Medicare Act of 2014 delayed for one year scheduled cuts in Medicare physician payments and delayed until October 1, 2015 the requirement that the health and related benefits industry upgrade to ICD-10, an updated and expanded set of standardized diagnosis and procedure codes used for describing health conditions.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 30.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. The acquired Coventry operations are reflected in our Health Care segment for 2014.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Our discussion of operating results is based on operating earnings. Operating earnings exclude from net income attributable to Aetna reported in accordance with GAAP, net realized capital gains or losses and amortization of other acquired intangible assets as well as other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Although the excluded items may recur, we believe excluding them from net income attributable to Aetna to arrive at operating earnings provides more meaningful information about our underlying business performance.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities, and amortization of other acquired intangible assets relates to our acquisition activities, including Coventry; however, these transactions and amortization do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations. Operating earnings is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as the allocation of resources among our business segments. In each business segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income attributable to Aetna.  Each table details the net realized capital gains or losses, amortization of other acquired intangible assets and any other items excluded from net income attributable to Aetna, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income attributable to Aetna. Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis and an ASC basis and emerging businesses products and services, such as ACS, that complement and enhance our medical products.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers' compensation administrative services and products that provide access to our provider networks in select geographies.  We separately track premiums and health care costs for Government businesses (which represents our combined Medicare and Medicaid products); all other medical, dental and other Health Care products are referred to as Commercial. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Operating Summary for the Three Months Ended March 31, 2014 and 2013:

(Millions)	2014	2013
Premiums:
Commercial	$6,814.6	$5,214.0
Government	5,097.1	2,571.8
Total premiums	11,911.7	7,785.8
Fees and other revenue	1,219.7	937.4
Net investment income	86.9	73.4
Net realized capital gains	26.7	26.3
Total revenue	13,245.0	8,822.9
Health care costs	9,576.3	6,379.5
Operating expenses:
Selling expenses	374.3	270.0
General and administrative expenses	1,984.4	1,373.9
Total operating expenses	2,358.7	1,643.9
Amortization of other acquired intangible assets	61.1	31.3
Total benefits and expenses	11,996.1	8,054.7
Income before income taxes	1,248.9	768.2
Income taxes	525.2	273.9
Net income including non-controlling interests	723.7	494.3
Less: Net income (loss) attributable to non-controlling interests	2.0	(.4)
Net income attributable to Aetna	$721.7	$494.7

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three months ended March 31, 2014 and 2013:

(Millions)	2014	2013
Net income attributable to Aetna	$721.7	$494.7
Transaction and integration-related costs, net of tax	41.9	14.8
Release of litigation-related reserve, net of tax	(67.0)	—
Amortization of other acquired intangible assets, net of tax	39.7	20.4
Net realized capital gains, net of tax	(17.3)	(16.7)
Operating earnings	$719.0	$513.2

(1)
In addition to net realized capital gains and amortization of other acquired intangible assets, the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the three months ended March 31, 2014, we incurred integration-related costs related to the acquisition of Coventry of $41.9 million ($63.7 million pretax), all of which was recorded in our Health Care segment. During the three months ended March 31, 2013, we incurred transaction and integration-related costs related to the acquisition of Coventry of $24.6 million ($37.1 million pretax), of which $14.8 million ($22.0 million pretax) was recorded in our Health Care segment. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Effective Date, the negative cost of carry associated with the permanent financing was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Effective Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings. These are other items because they neither relate to the ordinary course of our business nor reflect our underlying business performance.

•
In the fourth quarter of 2012, we recorded a charge of $78.0 million ($120.0 million pretax) related to the settlement of purported class action litigation regarding Aetna's payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs' counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67.0 million ($103.0 million pretax). Refer to Note 13 beginning on page 27 for additional information on the termination of the settlement agreement.

Operating earnings increased for the three months ended March 31, 2014 compared to the corresponding period in 2013. The increase in operating earnings for the three months ended March 31, 2014 is primarily due to the inclusion of results from the acquisition of Coventry as well as higher underwriting margins, in both our Commercial and Government businesses.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three months ended March 31, 2014 and 2013, our MBRs by product were as follows:

	2014	2013
Commercial	77.2%	78.9%
Government	84.7%	88.0%
Total	80.4%	81.9%

Refer to our discussion of Commercial and Government results below for an explanation of the changes in our premiums and MBRs.

Commercial operating results for the three months ended March 31, 2014, reflect an increase in membership from the Coventry acquisition and improved underwriting margins.
Commercial premiums increased approximately $1.6 billion for the three months ended March 31, 2014 compared to the corresponding period in 2013, as a result of the acquisition of Coventry and pricing actions designed to recover ACA mandated fees and taxes as well as higher premium rates in our underlying Commercial Insured business.

Our Commercial MBR was 77.2% for the three months ended March 31, 2014, compared to 78.9% for the corresponding period in 2013. The improvement in our Commercial MBR is primarily due to higher premiums driven in part by pricing actions designed to recover ACA mandated fees and taxes as well as the favorable impact of severe winter weather and a moderate flu season on 2014 utilization. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2013 Annual Report for a discussion of Health Care Costs Payable at December 31, 2013.

Government results for the three months ended March 31, 2014, primarily reflect an increase in membership from the Coventry acquisition and improved underwriting margins.
Government premiums increased approximately $2.5 billion for the three months ended March 31, 2014, compared to the corresponding period in 2013 as a result of the inclusion of Coventry's Government membership as well as membership growth in our underlying Medicare products.

Our Government MBR was 84.7% for the three months ended March 31, 2014, compared to 88.0% for the corresponding period in 2013. The improvement in our Government MBR is primarily due to actions impacting revenue and medical costs designed to solve for the gap between Medicare premiums and medical costs and other expenses, including the health insurer fee, and increased favorable development of prior-years' health care cost estimates as well as the favorable impact of severe winter weather and a moderate flu season on 2014 utilization.

Fees and Other Revenue
Health Care fees and other revenue increased approximately $282 million for the three months ended March 31, 2014 compared to the corresponding period in 2013 as a result of the inclusion of Coventry's service businesses as well as growth in our underlying ASC membership.

General and Administrative Expenses
General and administrative expenses increased approximately $611 million for the three months ended March 31, 2014 compared with the corresponding period of 2013. This increase is due primarily to the inclusion of Coventry's general and administrative expenses, as well as ACA mandated fees and higher integration-related costs in 2014, partially offset by the favorable impact of releasing a litigation-related reserve and continued execution of our expense initiatives, including execution on our Coventry-related cost synergies. Refer to Note 13 beginning on page 27 for additional information on the release of the litigation-related reserve.

Income Taxes
Our effective tax rate for the three months ended March 31, 2014 was 42 percent compared to 36 percent for the three months ended March 31, 2013. The increase in our effective tax rate reflects the impact of the non-deductibility of the ACA mandated health insurer fee.

Membership
Health Care’s membership at March 31, 2014 and 2013 was as follows:

	2014			2013
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	6,046	13,180	19,226	4,580	11,629	16,209
Medicare Advantage	1,101	—	1,101	628	—	628
Medicare Supplement	417	—	417	313	—	313
Medicaid	1,280	695	1,975	287	858	1,145
Total Medical Membership	8,844	13,875	22,719	5,808	12,487	18,295

Consumer-Directed Health Plans (1)			3,528			2,994

Dental:
Total Dental Membership	5,842	8,723	14,565	4,792	8,686	13,478

Pharmacy:
Commercial			10,525			8,469
Medicare PDP (stand-alone)			1,632			572
Medicare Advantage PDP			725			252
Medicaid			1,301			585
Total Pharmacy Benefit Management Services			14,183			9,878

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

Total medical membership at March 31, 2014 increased compared to March 31, 2013, reflecting an increase of approximately 3.7 million medical members from the acquisition of Coventry as well as growth in our underlying Commercial and Medicare products partially offset by reductions in our underlying Medicaid ASC products.

Total dental membership at March 31, 2014 increased compared to March 31, 2013 primarily reflecting an increase of 848 thousand members from the acquisition of Coventry as well as growth in our underlying dental products.

Total pharmacy benefit management services membership increased at March 31, 2014 compared to March 31, 2013 primarily reflecting an increase of 3.9 million members from the acquisition of Coventry as well as growth in our underlying Commercial business and Medicaid products, partially offset by a decline in our Medicare products.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the three months ended March 31, 2014, 2013 and 2012:

(Millions)	2014	2013	2012
Health care costs payable, beginning of period	$4,547.4	$2,992.5	$2,675.5
Less: reinsurance recoverables	8.5	3.8	3.3
Health care costs payable, beginning of period, net	4,538.9	2,988.7	2,672.2

Add: Components of incurred health care costs:
Current year	10,112.1	6,704.5	6,026.7
Prior years	(535.8)	(325.0)	(169.2)
Total incurred health care costs	9,576.3	6,379.5	5,857.5

Less: Claims paid
Current year	5,754.9	4,052.5	3,685.7
Prior years	3,360.3	2,118.6	2,018.5
Total claims paid	9,115.2	6,171.1	5,704.2

Disposition of business	—	(42.3)	—

Health care costs payable, end of period, net	5,000.0	3,154.8	2,825.5
Add: reinsurance recoverables	7.2	6.0	3.6
Health care costs payable, end of period	$5,007.2	$3,160.8	$2,829.1

Our prior year estimates of health care costs payable decreased by approximately $536 million and $325 million in three months ended March 31, 2014 and 2013, respectively, resulting from claims being settled for amounts less than originally estimated. The May 7, 2013 acquisition of Coventry significantly impacts the year-over-year comparability of these decreases. These reductions were primarily the result of lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of current year health care costs payable.

During the three months ended March 31, 2014, we experienced favorable development of prior-years' health care cost estimates in both our Commercial and Government businesses.

GROUP INSURANCE

Group Insurance primarily includes group life insurance and group disability products. Group life insurance products are offered on an Insured basis and include basic and supplemental group term life, group universal life, supplemental or voluntary programs and accidental death and dismemberment coverage.  Group disability products primarily consist of short-term and long-term disability products (and products which combine both), which are offered to employers on both an Insured and an ASC basis, and absence management services offered to employers, which include short-term and long-term disability administration and leave management. Group Insurance also includes long-term care products that were offered primarily on an Insured basis, which provide benefits covering the cost of care in private home settings, adult day care, assisted living or nursing facilities.  We no longer solicit or accept new long-term care customers.

Operating Summary for the Three Months Ended March 31, 2014 and 2013:

(Millions)	2014	2013
Premiums:
Life	$304.1	$287.0
Disability	202.6	180.2
Long-term care	11.0	11.4
Total premiums	517.7	478.6
Fees and other revenue	26.7	26.7
Net investment income	67.6	76.0
Net realized capital gains	2.9	5.5
Total revenue	614.9	586.8
Current and future benefits	451.8	436.3
Operating expenses:
Selling expenses	28.5	27.2
General and administrative expenses	79.6	74.1
Total operating expenses	108.1	101.3
Amortization of other acquired intangible assets	1.1	1.1
Total benefits and expenses	561.0	538.7
Income before income taxes	53.9	48.1
Income taxes	11.5	12.1
Net income including non-controlling interests	42.4	36.0
Less: Net income attributable to non-controlling interests	—	1.2
Net income attributable to Aetna	$42.4	$34.8

The table presented below reconciles net income attributable to Aetna to operating earnings for the three months ended March 31, 2014 and 2013:

(Millions)	2014	2013
Net income attributable to Aetna	$42.4	$34.8
Amortization of other acquired intangible assets, net of tax	.7	.7
Net realized capital gains, net of tax	(1.9)	(3.6)
Operating earnings	$41.2	$31.9

Operating earnings for the three months ended March 31, 2014 increased when compared to the corresponding period in 2013, primarily reflecting higher underwriting margins (calculated as premiums less current and future benefits) in our disability products.

The group benefit ratio, which represents current and future benefits divided by premiums, was 87.3% and 91.2% for the three months ended March 31, 2014 and 2013, respectively. The improvement in our group benefit ratio in 2014 is primarily due to higher underwriting margins in our disability products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2014 and 2013:

(Millions)	2014	2013
Premiums	$43.9	$42.7
Net investment income	89.7	85.7
Other revenue	2.4	2.3
Net realized capital losses	(1.1)	(1.5)
Total revenue	134.9	129.2
Current and future benefits	126.9	123.0
General and administrative expenses	3.0	3.2
Total benefits and expenses	129.9	126.2
Income before income tax benefits	5.0	3.0
Income tax benefits	(1.0)	(2.2)
Net income including non-controlling interests	6.0	5.2
Less: Net income attributable to non-controlling interests	1.9	—
Net income attributable to Aetna	$4.1	$5.2

The table presented below reconciles net income attributable to Aetna to operating earnings for the three months ended March 31, 2014 and 2013:

(Millions)	2014	2013
Net income attributable to Aetna	$4.1	$5.2
Net realized capital losses, net of tax	.7	1.0
Operating earnings	$4.8	$6.2

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  At both March 31, 2014 and December 31, 2013, our remaining GIC liability was not material. We provide additional information on the reserve for anticipated future losses, including key assumptions and other important information, in Note 16 of Condensed Notes to Consolidated Financial Statements beginning on page 32.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna for Large Case Pensions. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly.  The current reserve reflects management's best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2014 and 2013 (pretax) was as follows:

(Millions)	2014	2013
Reserve, beginning of period	$979.5	$978.5
Operating income	5.8	8.8
Net realized capital gains	6.3	32.8
Reserve, end of period	$991.6	$1,020.1

During the three months ended March 31, 2014 and 2013, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities. Net realized capital gains during the three months ended March 31, 2013 also reflected gains from the sale of other invested assets. We evaluated these results against expectations of future cash flows assumed in estimating the reserve for anticipated future losses and did not believe that an adjustment to the reserve was required at March 31, 2014 or 2013.

INVESTMENTS

At March 31, 2014 and December 31, 2013 our investment portfolio consisted of the following:

(Millions)	March 31, 2014	December 31, 2013
Debt and equity securities available for sale	$20,220.2	$19,730.4
Mortgage loans	1,547.6	1,549.6
Other investments	1,732.4	1,718.8
Total investments	$23,500.2	$22,998.8

Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at March 31, 2014 and December 31, 2013:

(Millions)	March 31, 2014	December 31, 2013
Experience-rated products	$1,445.3	$1,458.1
Discontinued products	3,472.9	3,443.5
Remaining products	18,582.0	18,097.2
Total investments	$23,500.2	$22,998.8

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three months ended March 31, 2014 and 2013 were as follows:

(Millions)	2014	2013
Scheduled contract maturities and benefit payments (1)	$58.3	$59.1
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	1.2	2.1
Participant-directed withdrawals	1.1	.9

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both March 31, 2014 and December 31, 2013, with approximately $4.5 billion rated AAA at both March 31, 2014 and December 31, 2013.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.3 billion and $1.2 billion at March 31, 2014 and December 31, 2013, respectively (of which 17% at both March 31, 2014 and December 31, 2013 supported our experience-rated and discontinued products).

At March 31, 2014 and December 31, 2013, we held approximately $742 million and $747 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 3% of our total investments at each date.  These securities had an average credit quality rating of AA- and A at March 31, 2014 and December 31, 2013, respectively, with the guarantee.  These securities had an average credit quality rating of A at both March 31, 2014 and December 31, 2013 without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both March 31, 2014 and December 31, 2013, approximately 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt or European corporate issuers of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both March 31, 2014 and December 31, 2013 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 8 of Condensed Notes to Consolidated Financial Statements beginning on page 18 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At March 31, 2014 and December 31, 2013, our debt and equity securities had net unrealized capital gains of $1.1 billion and $756 million, respectively, of which $320 million and $231 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 6 of Condensed Notes to Consolidated Financial Statements beginning on page 11 for details of gross unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at March 31, 2014 and December 31, 2013.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income unless we intend to sell the security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery.  Accounting for other-than-temporary impairment (“OTTI”) of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2013 Annual Report for additional information.

Net Realized Capital Gains and Losses
Net realized capital gains were $19 million ($29 million pretax) and $19 million ($30 million pretax) for the three months ended March 31, 2014 and 2013, respectively.  Net realized capital gains for the three months ended March 31, 2014 include a $12 million pretax gain on the termination of interest rate swaps. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 25 for additional information on the termination of the interest rates swaps. We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three months ended March 31, 2014 or 2013.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented approximately 7% of our total invested assets at both March 31, 2014 and December 31, 2013.  There were no material impairment reserves on these loans at March 31, 2014 or December 31, 2013.  Refer to Note 6 of Condensed Notes to Consolidated Financial Statements on page 11 for additional information on our mortgage loan portfolio.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in Treasury yields or credit spreads or other factors) represent the most material risk exposure category for us.  Based upon this analysis, there have been no material changes in our exposure to these risks since December 31, 2013. Refer to the MD&A in our 2013 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, issuing commercial paper and entering into repurchase agreements from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, operating expenses, share and debt repurchases, acquisitions, contract withdrawals and shareholder dividends.  We have committed short-term borrowing capacity of $2.0 billion through a revolving credit facility agreement that expires in March 2019.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2014 and 2013. On May 7, 2013, we completed the acquisition of Coventry, which is reflected in our cash flows for the three months ended March 31, 2014.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2014	2013
Cash flows from operating activities
Health Care and Group Insurance	$1,508.7	$617.4
Large Case Pensions	(86.5)	(73.6)
Net cash provided by operating activities	1,422.2	543.8
Cash flows from investing activities
Health Care and Group Insurance	(407.7)	77.1
Large Case Pensions	153.9	56.7
Net cash (used for) provided by investing activities	(253.8)	133.8
Net cash used for financing activities	(506.6)	(28.9)
Net increase in cash and cash equivalents	$661.8	$648.7

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.5 billion and $617 million for the three months ended March 31, 2014 and 2013, respectively.  The increase during the three months ended March 31, 2014 compared with the corresponding period in 2013 is primarily attributable to the inclusion of results from the Coventry acquisition and higher premium receipts from pricing actions designed to recover ACA mandated fees and taxes and growth in our underlying Insured membership.

Cash flows used for investing activities were approximately $254 million for the three months ended March 31, 2014 and cash flows provided by investing activities were $134 million for the three months ended March 31, 2013.  The increase in cash used for the three months ended March 31, 2014 compared with the corresponding period in 2013 is primarily attributable to an increase in investment purchases primarily attributed to an increase in operating cash flows as described above.

During the three months ended March 31, 2014 and 2013, our cash flows used for financing activities reflect the repurchase of approximately 7 million and 4 million shares of common stock at a cost of approximately $465 million and $184 million, respectively. At March 31, 2014, the capacity remaining under our share repurchase authorizations was approximately $1.1 billion. Refer to Note 11 of the Condensed Notes to Consolidated Financial Statements on page 26 for more information on our share repurchases.

Long-Term Debt and Revolving Credit Facility
In support of our capital management goals, during the three months ended March 31, 2014, we redeemed a portion of our long-term debt, issued new long-term debt and extended the maturity date of our revolving credit facility. Refer to Note 10 of the Condensed Notes to Consolidated Financial Statements beginning on page 25 for additional information on these transactions.

Dividends
During the three months ended March 31, 2014 our Board of Directors (our “Board”) declared the following cash dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 28, 2014	$.225	April 10, 2014	April 25, 2014	$80.5

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At both March 31, 2014 and December 31, 2013 we did not have any commercial paper outstanding. The maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2014 was $590 million.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 37% at March 31, 2014. Our existing ratings and outlooks from the nationally recognized statistical ratings organizations that rate us include the consideration of our intention to lower our debt to capital ratio to approximately 35% over the two years following the closing of the Coventry acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was approximately $86 million and $78 million for the three months ended March 31, 2014 and 2013, respectively.

Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 25 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On March 3, 2014, approximately .4 million performance stock units, .5 million market stock units, 1.0 million restricted stock units and 1.3 million stock appreciation rights were granted to certain employees.  Refer to Note 11 of Condensed Notes to Consolidated Financial Statements on page 26 for additional information.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2013 Annual Report for information on accounting policies that we consider critical in preparing our consolidated financial statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not ultimately reflect the actual amounts that occur.

REGULATORY ENVIRONMENT
There were no material changes in the regulation of our business since December 31, 2013.  Refer to the “Regulatory Environment” section in our 2013 Annual Report for information on the regulation of our business.

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

Please see the “Forward-Looking Information/Risk Factors” section of our 2013 Annual Report for a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in exposures to market risk since December 31, 2013.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 47 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2014 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 13 of Condensed Notes to Consolidated Financial Statements, beginning on page 27 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 49 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended March 31, 2014:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2014 - January 31, 2014	—	$—	—	$597.0
February 1, 2014 - February 28, 2014	3.3	69.16	3.3	1,371.6
March 1, 2014 - March 31, 2014	3.2	73.81	3.2	1,132.0
Total	6.5	$71.48	6.5	N/A

On February 28, 2014 and September 27, 2013, our Board authorized two separate share repurchase programs of our common stock of up to $1.0 billion and $750 million, respectively.  During the three months ended March 31, 2014, we repurchased approximately 7 million shares of common stock at a cost of approximately $465 million.  At March 31, 2014, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the February 28, 2014 and September 27, 2013 programs.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

4	Instruments defining the rights of security holders, including indentures

4.1
Supplemental Indenture dated as of March 7, 2014 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 2.200% Senior Notes due March 15, 2019 and 4.750% Senior Notes due March 15, 2044, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on March 7, 2014.

10	Material Contracts

10.1
Extension of the Maturity Date of the Five-Year Credit Agreement dated as of March 27, 2012, as amended, incorporated herein by reference to Exhibits 99.1 through 99.22 to Aetna Inc.'s Form 8-K filed on March 28, 2014.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 10 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 24, 2014 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	April 24, 2014	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 24, 2014 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic