Form 10-Q
period 2014-06-30
AETNA INC /PA/
filed 2014-07-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2014
or

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

There were 354.6 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at June 30, 2014.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2014

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 35), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2014	2013	2014	2013
Revenue:
Health care premiums	$12,416.1	$9,701.3	$24,327.8	$17,487.1
Other premiums	551.7	514.3	1,113.3	1,035.6
Fees and other revenue (1)	1,289.5	1,126.6	2,538.3	2,093.0
Net investment income	228.3	225.0	472.5	460.1
Net realized capital gains (losses)	23.8	(29.8)	52.3	.5
Total revenue	14,509.4	11,537.4	28,504.2	21,076.3
Benefits and expenses:
Health care costs (2)	10,314.8	8,006.9	19,891.1	14,386.4
Current and future benefits	525.6	539.1	1,104.3	1,098.4
Operating expenses:
Selling expenses	413.0	332.2	815.8	629.4
General and administrative expenses	2,188.2	1,762.2	4,235.8	3,204.2
Total operating expenses	2,601.2	2,094.4	5,051.6	3,833.6
Interest expense	81.3	83.5	166.9	161.3
Amortization of other acquired intangible assets	61.9	51.8	124.1	84.2
Loss on early extinguishment of long-term debt	—	—	91.9	—
Reduction of reserve for anticipated future losses on
discontinued products	—	(86.0)	—	(86.0)
Total benefits and expenses	13,584.8	10,689.7	26,429.9	19,477.9
Income before income taxes	924.6	847.7	2,074.3	1,598.4
Income taxes:
Current	350.5	275.7	769.0	542.5
Deferred	26.9	38.8	88.7	31.8
Total income taxes	377.4	314.5	857.7	574.3
Net income including non-controlling interests	547.2	533.2	1,216.6	1,024.1
Less: Net (loss) income attributable to non-controlling interests	(1.6)	(2.8)	2.3	(2.0)
Net income attributable to Aetna	$548.8	$536.0	$1,214.3	$1,026.1
Earnings per common share:
Basic	$1.54	$1.50	$3.38	$3.00
Diluted	$1.52	$1.49	$3.35	$2.97

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $26.4 million and $48.2 million (net of pharmaceutical and processing costs of $315.5 million and $590.9 million) for the three and six months ended June 30, 2014, respectively, and $18.3 million and $40.6 million (net of pharmaceutical and processing costs of $278.8 million and $547.7 million) for the three and six months ended June 30, 2013, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $27.3 million and $57.9 million for the three and six months ended June 30, 2014, respectively, and $28.1 million and $59.1 million for the three and six months ended June 30, 2013, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions)	2014	2013	2014	2013
Net income including non-controlling interests	$547.2	$533.2	$1,216.6	$1,024.1
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized gains (losses)
($3.4, $(38.6), $5.1 and $(53.1) pretax)	2.2	(25.1)	3.3	(34.5)
Less: reclassification of gains (losses) to earnings
($2.5, $(22.9), $3.1 and $(28.6) pretax)	1.6	(14.9)	2.0	(18.6)
Total previously impaired debt securities (1)	.6	(10.2)	1.3	(15.9)
All other securities:
Net unrealized gains (losses)
($213.6, $(607.4), $424.6 and $(728.1) pretax)	138.8	(394.8)	276.0	(473.3)
Less: reclassification of gains (losses) to earnings
($6.9, $(29.9), $1.9 and $(4.8) pretax)	4.5	(18.9)	1.2	(3.1)
Total all other securities	134.3	(375.9)	274.8	(470.2)
Foreign currency and derivatives:
Net unrealized (losses) gains
($(19.3), $18.8, $(38.5) and $29.1 pretax)	(12.5)	12.2	(25.0)	18.9
Less: reclassification of (losses) gains to earnings
($(1.4), $(1.3), $14.2 and $(2.6) pretax)	(.9)	(.9)	9.2	(1.7)
Total foreign currency and derivatives	(11.6)	13.1	(34.2)	20.6
Pension and other postretirement benefit (“OPEB”) plans:
Amortization of net actuarial losses
($(11.9), $(19.3), $(23.8) and $(38.7) pretax)	7.7	12.6	15.4	25.2
Amortization of prior service credit
($1.0, $.9, $2.0 and $1.9 pretax)	(.7)	(.7)	(1.3)	(1.3)
Total pension and OPEB plans	7.0	11.9	14.1	23.9
Other comprehensive income (loss)	130.3	(361.1)	256.0	(441.6)
Comprehensive income including non-controlling interests	677.5	172.1	1,472.6	582.5
Less: Comprehensive (loss) income attributable to non-controlling interests	(1.6)	(2.8)	2.3	(2.0)
Comprehensive income attributable to Aetna	$679.1	$174.9	$1,470.3	$584.5

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At June 30, 2014	At December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$1,760.1	$1,412.3
Investments	2,294.6	2,063.8
Premiums receivable, net	2,254.4	1,331.2
Other receivables, net	1,665.2	1,780.8
Accrued investment income	217.4	211.1
Collateral received under securities loan agreements	856.0	792.6
Income taxes receivable	—	69.2
Deferred income taxes	424.8	521.5
Other current assets	2,174.6	1,536.4
Total current assets	11,647.1	9,718.9
Long-term investments	21,860.1	20,935.0
Reinsurance recoverables	767.0	782.7
Goodwill	10,294.8	10,227.5
Other acquired intangible assets, net	1,993.6	2,094.1
Property and equipment, net	680.2	721.9
Other long-term assets	1,572.0	1,419.2
Separate Accounts assets	4,345.9	3,972.5
Total assets	$53,160.7	$49,871.8

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$5,371.9	$4,547.4
Future policy benefits	721.2	734.4
Unpaid claims	727.2	705.4
Unearned premiums	583.8	458.7
Policyholders’ funds	1,879.5	1,727.3
Collateral payable under securities loan agreements	856.1	792.6
Current portion of long-term debt	612.4	387.3
Income taxes payable	96.5	—
Accrued expenses and other current liabilities	4,084.1	3,226.9
Total current liabilities	14,932.7	12,580.0
Future policy benefits	6,545.8	6,656.8
Unpaid claims	1,635.4	1,619.3
Policyholders’ funds	1,244.3	1,188.0
Long-term debt, less current portion	7,612.4	7,865.3
Deferred income taxes	1,045.2	864.2
Other long-term liabilities	1,046.2	1,047.5
Separate Accounts liabilities	4,345.9	3,972.5
Total liabilities	38,407.9	35,793.6
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 354.6 million shares issued and outstanding in 2014; 2.6 billion shares authorized and 362.2 million shares issued and
outstanding in 2013) and additional paid-in capital	4,462.5	4,382.2
Retained earnings	10,889.4	10,555.4
Accumulated other comprehensive loss	(656.1)	(912.1)
Total Aetna shareholders’ equity	14,695.8	14,025.5
Non-controlling interests	57.0	52.7
Total equity	14,752.8	14,078.2
Total liabilities and equity	$53,160.7	$49,871.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Six Months Ended June 30, 2014
Balance at December 31, 2013	362.2	$4,382.2	$10,555.4	$(912.1)	$14,025.5	$52.7	$14,078.2
Net income	—	—	1,214.3	—	1,214.3	2.3	1,216.6
Other increases in non-
controlling interest	—	—	—	—	—	2.0	2.0
Other comprehensive income (Note 7)	—	—	—	256.0	256.0	—	256.0
Common shares issued for benefit
plans, including tax benefits	2.2	80.4	—	—	80.4	—	80.4
Repurchases of common shares	(9.8)	(.1)	(720.0)	—	(720.1)	—	(720.1)
Dividends declared	—	—	(160.3)	—	(160.3)	—	(160.3)
Balance at June 30, 2014	354.6	$4,462.5	$10,889.4	$(656.1)	$14,695.8	$57.0	$14,752.8

Six Months Ended June 30, 2013
Balance at December 31, 2012	327.6	$1,095.3	$10,343.9	$(1,033.4)	$10,405.8	$23.4	$10,429.2
Net income	—	—	1,026.1	—	1,026.1	(2.0)	1,024.1
Other increases in non-
controlling interest	—	—	—	—	—	29.5	29.5
Other comprehensive loss (Note 7)	—	—	—	(441.6)	(441.6)	—	(441.6)
Common shares issued to
acquire Coventry	52.2	3,064.6	—	—	3,064.6	—	3,064.6
Common shares issued for benefit
plans, including tax benefits	3.3	159.8	—	—	159.8	—	159.8
Repurchases of common shares	(11.0)	(.1)	(624.6)	—	(624.7)	—	(624.7)
Dividends declared	—	—	(139.7)	—	(139.7)	—	(139.7)
Balance at June 30, 2013	372.1	$4,319.6	$10,605.7	$(1,475.0)	$13,450.3	$50.9	$13,501.2

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2014	2013
Cash flows from operating activities:
Net income including non-controlling interests	$1,216.6	$1,024.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(52.3)	(.5)
Depreciation and amortization	311.2	247.9
Debt fair value amortization	(30.3)	(8.9)
Equity in earnings of affiliates, net	(20.4)	(23.4)
Stock-based compensation expense	80.8	55.5
Reduction of reserve for anticipated future losses on discontinued products	—	(86.0)
Reversal of allowance and gain on sale of reinsurance recoverable	—	(49.4)
Amortization of net investment premium	35.8	25.7
Loss on early extinguishment of long-term debt	91.9	—
Changes in assets and liabilities:
Accrued investment income	(6.3)	5.4
Premiums due and other receivables	(864.6)	(520.8)
Income taxes	254.7	56.0
Other assets and other liabilities	365.7	(102.9)
Health care and insurance liabilities	706.8	(36.3)
Other, net	1.7	(2.9)
Net cash provided by operating activities	2,091.3	583.5
Cash flows from investing activities:
Proceeds from sales and maturities of investments	3,980.4	8,070.6
Cost of investments	(4,445.4)	(7,100.8)
Additions to property, equipment and software	(189.3)	(188.2)
Cash used for acquisitions, net of cash acquired	(70.7)	(1,635.9)
Other, net	—	2.5
Net cash used for investing activities	(725.0)	(851.8)
Cash flows from financing activities:
Repayment of long-term debt	(839.7)	—
Issuance of long-term debt	741.9	—
Net issuance of short-term debt	—	545.8
Deposits and interest credited for investment contracts	2.3	2.3
Withdrawals of investment contracts	(1.9)	(6.7)
Common shares issued under benefit plans, net	(25.7)	44.5
Stock-based compensation tax benefits	20.2	55.5
Common shares repurchased	(720.1)	(624.7)
Dividends paid to shareholders	(162.0)	(130.8)
Collateral on interest rate swaps	(36.1)	30.5
Contributions, non-controlling interests	2.6	29.5
Net cash used for financing activities	(1,018.5)	(54.1)
Net increase (decrease) in cash and cash equivalents	347.8	(322.4)
Cash and cash equivalents, beginning of period	1,412.3	2,579.2
Cash and cash equivalents, end of period	$1,760.1	$2,256.8
Supplemental cash flow information:
Interest paid	$184.9	$160.7
Income taxes paid	582.8	463.8

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and products and services, such as Accountable Care Solutions (“ACS”), that complement and enhance our medical products. Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans. Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider network in select geographies.

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 16 beginning on page 33 for additional information).

On May 7, 2013 (the “Acquisition Date”), we completed the acquisition of Coventry Health Care, Inc. (“Coventry”) in a transaction valued at approximately $8.7 billion, including the fair value of Coventry’s outstanding debt. Refer to Note 3 beginning on page 9 for additional information.

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2013 Annual Report on Form 10-K (our “2013 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2013 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after June 30, 2014 through the date the financial statements were issued and determined there were no other items to disclose other than as disclosed in Note 11 beginning on page 26.

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

Accounting for certain provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform” or “ACA”)
We are participating in certain public health insurance exchanges established pursuant to Health Care Reform. Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and/or a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual members. In addition, HHS administers certain risk management programs as described below.

We recognize monthly premiums received from members and the Premium Subsidy as premium revenue ratably over the contract period. The Cost Sharing Subsidy offsets health care costs when incurred. We record a liability if the Cost Sharing Subsidy is paid in advance or a receivable if incurred health care costs exceed the Cost Sharing Subsidy received to date.

Accounting for Health Care Reform’s Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”)
Reinsurance
Health Care Reform established a temporary three-year reinsurance program, whereby all issuers of major medical commercial insurance products and self-insured plan sponsors are required to contribute funding in amounts set by HHS. Funds collected will be utilized to reimburse issuers’ high claims costs incurred for qualified individual members. The expense related to this required funding is reflected in general and administrative expenses for all of our insurance products with the exception of products associated with qualified individual members; this expense for qualified individual members is reflected as a reduction of premium revenue. When annual claim costs incurred by our qualified individual members exceed a specified attachment point, we are entitled to certain reimbursements from this program. We record a receivable and offset health care costs to reflect our estimate of these recoveries.

Risk Adjustment
Health Care Reform established a permanent risk adjustment program to transfer funds from qualified individual and small group insurance plans with below average risk scores to those respective plans with above average risk scores. Based on the risk of our qualified plan members relative to the average risk of members of other qualified plans in comparable markets, we estimate our ultimate 2014 risk adjustment receivable or payable and reflect the pro-rata year-to-date impact as an adjustment to our premium revenue.

Risk Corridor
Health Care Reform established a temporary three-year risk sharing program for qualified individual and small group insurance plans. Under this program we make (or receive) a payment to (or from) HHS based on the ratio of allowable costs to target costs (as defined by Health Care Reform). We record a risk corridor receivable or payable as an adjustment to premium revenue on a pro-rata year-to-date basis based on our estimate of the ultimate 2014 risk sharing amount.

We will perform a final reconciliation and settlement with HHS of the 2014 Cost Sharing Subsidy and 3Rs in the second half of 2015.

New Accounting Standards
Fees Paid to the Federal Government by Health Insurers
Effective January 1, 2014, we adopted new accounting guidance relating to the recognition and income statement reporting of the mandated fee to be paid to the federal government by health insurers. This guidance applies to the new health insurer fee (“HIF”) included in Health Care Reform. This new accounting guidance resulted in the establishment on January 1, 2014, of a liability for our portion of the entire estimated 2014 annual HIF. This amount is reflected in accrued expenses and other liabilities with a corresponding amount reflected in other current assets.  The estimated annual HIF is amortized into general and administrative expenses on a straight-line basis with a corresponding reduction in other current assets.  The HIF for 2014 is expected to be paid no later than September 30, 2014 and is not tax deductible.

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

Future Application of Accounting Standards
Accounting for Investments in Qualified Affordable Housing Projects
Effective January 1, 2015, we will be permitted to make an accounting policy election to adopt new accounting guidance relating to the recognition of amortization of investments in qualified affordable housing projects. The guidance sets forth a new method of measurement, referred to as the proportional amortization method, under which income and expense items related to qualified affordable housing projects would be recorded in the income taxes line item. If we elect to adopt this new guidance, it is not expected to have a material impact on our financial position or operating results.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective January 1, 2015, we will adopt amended accounting guidance related to when an entity reports a discontinued operation in its financial position and operating results.  The guidance clarifies that a discontinued operation is required to be reported if the disposal represents a significant shift that has (or will have) a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are either classified as held for sale or are disposed of by sale.  The amendments also require additional disclosures about discontinued operations. If we have a discontinued operation after the effective date, these changes could result in increased reporting and disclosure requirements in our financial statements.

Revenue from Contracts with Customers
Effective January 1, 2017, we will adopt new accounting guidance related to revenue recognition from contracts with customers. This new guidance removes most industry-specific revenue recognition requirements (insurance contracts are not covered by this guidance) and requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for the goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new guidance allows an entity to adopt the standard either through a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. We are still assessing the impact of this standard on our financial position and operating results in addition to evaluating the transition method we will use when we adopt this standard.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
Effective January 1, 2015, we will adopt new accounting guidance related to the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. This guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with other typical repurchase agreements, resulting in these transactions generally being accounted for as secured borrowings. The guidance also requires additional disclosures about repurchase agreements and other similar transactions. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
Effective January 1, 2016, we will adopt new accounting guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance clarifies that awards with these provisions should be treated as performance conditions that affect vesting, and do not impact the award’s estimated grant-date fair value. Early adoption for this new guidance is permitted. The adoption of this new guidance will not have an impact on our financial position or operating results.

3.	Acquisitions; Completed Disposition

Acquisition of the InterGlobal Group
In April 2014, we acquired the InterGlobal group (“InterGlobal”), a company that specializes in international private medical insurance for groups and individuals in the Middle East, Asia, Africa and Europe. The purchase price was not material, and the goodwill related to this acquisition was assigned to our Health Care segment.

Acquisition of Coventry
On August 19, 2012, we entered into a definitive agreement to acquire Coventry. On the Acquisition Date, we acquired Coventry in a transaction (the “Merger”) valued at approximately $8.7 billion, including the $1.8 billion fair value of Coventry’s outstanding long-term debt.

Pro Forma Impact of Acquisition
The following table presents supplemental pro forma information for the three and six months ended June 30, 2013, as if the Merger had occurred on January 1, 2012. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results would have been had the Merger been completed on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of the combined company nor do they reflect the expected realization of any cost savings associated with the Merger.

	Three Months Ended	Six Months Ended
(Millions, except per common share data)	June 30, 2013	June 30, 2013
Total revenue	$12,926.3	$25,871.0
Net income attributable to Aetna	640.7	1,280.8
Earnings per share:
Basic	$1.70	$3.39
Diluted	1.68	3.36

The unaudited pro forma consolidated results for the three and six months ended June 30, 2013 reflect the following pro forma adjustments:

•	Elimination of intercompany transactions between Aetna and Coventry, primarily related to network rental fees.

•	Foregone interest income associated with cash and cash equivalents and investments assumed to have been used to partially fund the Merger.

•	Foregone interest income associated with adjusting the amortized cost of Coventry’s investment portfolio to fair value as of the completion of the Merger.

•
Elimination of historical Coventry intangible asset amortization expense and capitalized internal-use software amortization expense and addition of intangible asset amortization expense relating to intangibles valued as part of the acquisition.

•	Interest expense was reduced for the amortization of the fair value adjustment to long-term debt.

•	Elimination of transaction-related costs incurred by Aetna and Coventry during 2013.

•	Adjustment of the above pro forma adjustments for the applicable tax impact.

•	Conforming adjustments to align Coventry’s presentation to Aetna’s accounting policies.

•
Elimination of revenue and directly identifiable costs related to the sale of Aetna’s Missouri Medicaid business, Missouri Care, Incorporated (“Missouri Care”), to WellCare Health Plans, Inc. on March 31, 2013.

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

The computations of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2014	2013	2014	2013
Net income attributable to Aetna	$548.8	$536.0	$1,214.3	$1,026.1
Weighted average shares used to compute basic EPS	356.8	356.2	359.2	342.1
Dilutive effect of outstanding stock-based compensation awards	3.5	3.9	3.4	3.5
Weighted average shares used to compute diluted EPS	360.3	360.1	362.6	345.6
Basic EPS	$1.54	$1.50	$3.38	$3.00
Diluted EPS	$1.52	$1.49	$3.35	$2.97

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Stock appreciation rights (“SARs”) (1)	—	—	.7	3.4
Market stock units (“MSUs”) (2)	—	.4	.2	.4
Performance stock units (“PSUs”) (2)	.8	.8	.8	.8
Performance stock appreciation rights (“PSARs”) (2)	.3	—	.3	—

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
PSUs, certain MSUs with performance conditions and PSARs are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

All outstanding stock options were included in the calculation of diluted EPS for the three and six months ended June 30, 2014 and 2013.

In connection with the May 7, 2013 acquisition of Coventry, we issued approximately 52.2 million Aetna common shares in exchange for all the outstanding shares of Coventry common stock. Those Aetna common shares were outstanding, net of any subsequent share repurchases, and included in the calculation of weighted average shares used to compute basic EPS for the entire three and six months ended June 30, 2014 and from the Acquisition Date through June 30, 2013, and weighted accordingly.

5.     Operating Expenses

For the three and six months ended June 30, 2014 and 2013, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Selling expenses	$413.0	$332.2	$815.8	$629.4
General and administrative expenses:
Salaries and related benefits	1,108.9	992.6	2,219.6	1,795.1
Other general and administrative expenses (1) (2) (3)	1,079.3	769.6	2,016.2	1,409.1
Total general and administrative expenses (4)	2,188.2	1,762.2	4,235.8	3,204.2
Total operating expenses	$2,601.2	$2,094.4	$5,051.6	$3,833.6

(1)
The three and six months ended June 30, 2014 include estimated ACA mandated fees comprised primarily of the HIF of $147.7 million and $302.5 million, respectively, and our contribution to the funding of the reinsurance program of $86.2 million and $171.1 million, respectively. Refer to Note 2 beginning on page 6 for additional information on ACA mandated fees.

(2)
In the fourth quarter of 2012, we recorded a charge of $120.0 million pretax related to the settlement of purported class action litigation regarding Aetna’s payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $103.0 million pretax. Refer to Note 13 beginning on page 28 for additional information on the termination of the settlement agreement.

(3)
In 2008, as a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $42.2 million pretax. This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party (including the reinsurance recoverable) and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing second quarter 2013 other general and administrative expenses by $42.2 million pretax.

(4)
The three and six months ended June 30, 2014 include $55.8 million and $119.5 million, respectively, of transaction and integration-related costs related to the acquisitions of Coventry and InterGlobal. The three and six months ended June 30, 2013 include $95.9 million and $120.2 million, respectively, of transaction and integration-related costs related to the acquisition of Coventry, including advisory, legal and other professional services fees and transaction-related payments.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 14 beginning on page 31 for additional information.

6.     Investments

Total investments at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014			December 31, 2013
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,170.5	$18,607.6	$20,778.1	$1,977.4	$17,753.0	$19,730.4
Mortgage loans	120.3	1,484.8	1,605.1	84.9	1,464.7	1,549.6
Other investments	3.8	1,767.7	1,771.5	1.5	1,717.3	1,718.8
Total investments	$2,294.6	$21,860.1	$24,154.7	$2,063.8	$20,935.0	$22,998.8

At June 30, 2014 and December 31, 2013, approximately $827 million and $766 million, respectively, of investments were pledged under securities loan agreements.

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2014 and December 31, 2013 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2014
Debt securities:
U.S. government securities	$1,448.2	$91.4	$(.7)		$1,538.9
States, municipalities and political subdivisions	4,097.4	238.8	(16.8)		4,319.4
U.S. corporate securities	7,827.8	665.8	(24.2)		8,469.4
Foreign securities	3,323.5	297.4	(8.9)		3,612.0
Residential mortgage-backed securities	956.4	26.9	(7.5)		975.8
Commercial mortgage-backed securities	1,351.8	78.0	(1.6)	(1)	1,428.2
Other asset-backed securities	320.4	8.2	(.6)	(1)	328.0
Redeemable preferred securities	56.8	11.3	—		68.1
Total debt securities	19,382.3	1,417.8	(60.3)		20,739.8
Equity securities	42.9	.4	(5.0)		38.3
Total debt and equity securities (2)	$19,425.2	$1,418.2	$(65.3)		$20,778.1
December 31, 2013
Debt securities:
U.S. government securities	$1,396.8	$68.7	$(3.0)		$1,462.5
States, municipalities and political subdivisions	4,118.5	126.6	(82.8)		4,162.3
U.S. corporate securities	7,559.0	493.7	(110.1)		7,942.6
Foreign securities	3,209.6	198.9	(53.0)		3,355.5
Residential mortgage-backed securities	928.4	16.9	(21.1)		924.2
Commercial mortgage-backed securities	1,323.5	88.2	(4.7)	(1)	1,407.0
Other asset-backed securities	343.4	8.3	(2.1)	(1)	349.6
Redeemable preferred securities	56.8	8.6	—		65.4
Total debt securities	18,936.0	1,009.9	(276.8)		19,669.1
Equity securities	38.5	26.5	(3.7)		61.3
Total debt and equity securities (2)	$18,974.5	$1,036.4	$(280.5)		$19,730.4

(1)
At June 30, 2014 and December 31, 2013, we held securities for which we previously recognized $18.6 million and $22.8 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at June 30, 2014 and December 31, 2013 of $4.9 million and $6.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 beginning on page 33 for additional information on our accounting for discontinued products).  At June 30, 2014, debt and equity securities with a fair value of approximately $3.7 billion, gross unrealized capital gains of $410.6 million and gross unrealized capital losses of $13.7 million and, at December 31, 2013, debt and equity securities with a fair value of approximately $3.7 billion, gross unrealized capital gains of $291.3 million and gross unrealized capital losses of $60.3 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at June 30, 2014 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$1,045.4
One year through five years	5,681.6
After five years through ten years	5,791.2
Greater than ten years	5,489.6
Residential mortgage-backed securities	975.8
Commercial mortgage-backed securities	1,428.2
Other asset-backed securities	328.0
Total	$20,739.8

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2014 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2014, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.2 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At June 30, 2014, these securities had an average credit quality rating of AA+ and a weighted average duration of 2.3 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables and home equity loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2014, these securities had an average credit quality rating of AA+ and a weighted average duration of 2.7 years.

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

Summarized below are the debt and equity securities we held at June 30, 2014 and December 31, 2013 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014
Debt securities:
U.S. government securities	$11.5	$—	$26.8	$.7	$38.3	$.7
States, municipalities and political subdivisions	209.4	1.2	756.2	15.6	965.6	16.8
U.S. corporate securities	273.5	2.4	707.4	21.8	980.9	24.2
Foreign securities	107.5	.5	262.0	8.4	369.5	8.9
Residential mortgage-backed securities	13.9	.1	216.6	7.4	230.5	7.5
Commercial mortgage-backed securities	7.8	.1	78.9	1.5	86.7	1.6
Other asset-backed securities	6.6	.1	32.3	.5	38.9	.6
Redeemable preferred securities	3.0	—	—	—	3.0	—
Total debt securities	633.2	4.4	2,080.2	55.9	2,713.4	60.3
Equity securities	—	—	14.7	5.0	14.7	5.0
Total debt and equity securities (1)	$633.2	$4.4	$2,094.9	$60.9	$2,728.1	$65.3
December 31, 2013
Debt securities:
U.S. government securities	$555.9	$2.7	$13.4	$.3	$569.3	$3.0
States, municipalities and political subdivisions	1,779.9	73.1	132.4	9.7	1,912.3	82.8
U.S. corporate securities	2,196.8	88.0	170.0	22.1	2,366.8	110.1
Foreign securities	875.2	43.5	90.9	9.5	966.1	53.0
Residential mortgage-backed securities	541.1	17.3	35.0	3.8	576.1	21.1
Commercial mortgage-backed securities	162.4	4.2	25.0	.5	187.4	4.7
Other asset-backed securities	87.8	1.9	7.7	.2	95.5	2.1
Redeemable preferred securities	4.4	—	—	—	4.4	—
Total debt securities	6,203.5	230.7	474.4	46.1	6,677.9	276.8
Equity securities	—	—	16.2	3.7	16.2	3.7
Total debt and equity securities (1)	$6,203.5	$230.7	$490.6	$49.8	$6,694.1	$280.5

(1)
At June 30, 2014 and December 31, 2013, debt and equity securities in an unrealized capital loss position of $13.7 million and $60.3 million, respectively, and with related fair value of $315.8 million and $1.0 billion, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At June 30, 2014, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their carrying value.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2014 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$25.7	$.4	$25.7	$.4
One year through five years	5.5	—	449.9	3.3	455.4	3.3
After five years through ten years	129.2	2.6	987.7	17.9	1,116.9	20.5
Greater than ten years	156.1	6.0	603.2	20.4	759.3	26.4
Residential mortgage-backed securities	6.3	—	224.2	7.5	230.5	7.5
Commercial mortgage-backed securities	4.0	.1	82.7	1.5	86.7	1.6
Other asset-backed securities	—	—	38.9	.6	38.9	.6
Total	$301.1	$8.7	$2,412.3	$51.6	$2,713.4	$60.3

Net realized capital gains (losses) for the three and six months ended June 30, 2014 and 2013, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
OTTI losses on debt securities recognized in earnings	$(.1)	$(21.4)	$(.3)	$(27.2)
Net realized capital gains (losses), excluding OTTI losses on debt securities	23.9	(8.4)	52.6	27.7
Net realized capital gains (losses)	$23.8	$(29.8)	$52.3	$.5

The net realized capital gains for the three and six months ended June 30, 2014 were primarily attributable to gains from the sales of debt and equity securities. The net realized capital gains for the six months ended June 30, 2014 were also attributable to the recognition of a gain on the termination of interest rate swaps during the first quarter of 2014. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 25 for more information on the termination of the outstanding interest rate swaps in the first quarter of 2014. The net realized capital losses for the three months ended June 30, 2013 were primarily attributable to yield-related OTTI on debt securities, primarily on U.S. Treasury securities. Net realized capital gains for the six months ended June 30, 2013 were primarily attributable to gains from the sales of debt securities almost entirely offset by yield-related OTTI on debt securities, primarily on U.S. Treasury securities.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Proceeds on sales	$930.9	$2,406.8	$2,023.7	$3,782.5
Gross realized capital gains	19.9	21.6	44.5	58.9
Gross realized capital losses	9.0	36.0	22.0	43.4

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and six months ended June 30, 2014 and 2013 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
New mortgage loans	$107.0	$21.1	$140.9	$63.6
Mortgage loans fully repaid	36.8	102.9	56.6	119.5

At June 30, 2014 and December 31, 2013, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at June 30, 2014 or December 31, 2013. During the three and six months ended June 30, 2014 and 2013, we had no mortgage loans foreclosed.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure.  Based upon our most recent assessments at June 30, 2014 and December 31, 2013, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	June 30, 2014	December 31, 2013
1	$76.2	$69.2
2 to 4	1,458.1	1,399.6
5	29.9	30.6
6 and 7	40.9	50.2
Total	$1,605.1	$1,549.6

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at June 30, 2014 and December 31, 2013 of approximately $200 million and $205 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.6 billion and $5.8 billion at June 30, 2014 and December 31, 2013, respectively.  The hedge fund partnership had total assets of approximately $7.4 billion and $7.0 billion at June 30, 2014 and December 31, 2013, respectively.

Non-controlling (Minority) Interests
At June 30, 2014 and December 31, 2013, continuing business non-controlling interests were approximately $57 million and $53 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net loss attributable to non-controlling interests was $1.6 million for the three months ended June 30, 2014, and net income attributable to non-controlling interests was $2.3 million for the six months ended June 30, 2014. Net loss attributable to non-controlling interests was $2.8 million and $2.0 million for the three and six months ended June 30, 2013, respectively. These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Debt securities	$198.2	$191.2	$396.3	$380.0
Mortgage loans	34.1	24.1	58.0	48.9
Other investments	5.3	19.4	35.4	49.0
Gross investment income	237.6	234.7	489.7	477.9
Investment expenses	(9.3)	(9.7)	(17.2)	(17.8)
Net investment income (1)	$228.3	$225.0	$472.5	$460.1

(1)
Net investment income includes $63.5 million and $143.9 million for the three and six months ended June 30, 2014, respectively, and $69.5 million and $148.8 million for the three and six months ended June 30, 2013, respectively, related to investments supporting our experience-rated and discontinued products.

7.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Credit
Six months ended June 30, 2014
Balance at December 31, 2013	$34.2		$326.8		$.4		$(1,293.8)		$20.3		$(912.1)
Other comprehensive income (loss)
before reclassifications	3.3		276.0		(25.0)		—		—		254.3
Amounts reclassified from accumulated
other comprehensive income	(2.0)	(2)	(1.2)	(2)	(9.2)	(3)	15.4	(4)	(1.3)	(4)	1.7
Other comprehensive income (loss)	1.3		274.8		(34.2)		15.4		(1.3)		256.0
Balance at June 30, 2014	$35.5		$601.6		$(33.8)		$(1,278.4)		$19.0		$(656.1)
Six months ended June 30, 2013
Balance at December 31, 2012	$57.3		$825.2		$(29.5)		$(1,909.4)		$23.0		$(1,033.4)
Other comprehensive (loss) income
before reclassifications	(34.5)		(473.3)		18.9		—		—		(488.9)
Amounts reclassified from accumulated
other comprehensive income	18.6	(2)	3.1	(2)	1.7	(3)	25.2	(4)	(1.3)	(4)	47.3
Other comprehensive (loss) income	(15.9)		(470.2)		20.6		25.2		(1.3)		(441.6)
Balance at June 30, 2013	$41.4		$355.0		$(8.9)		$(1,884.2)		$21.7		$(1,475.0)

(1)	Represents unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the effective portion of derivatives related to interest rate swaps which are reflected in interest expense and were not material during the six months ended June 30, 2014 or 2013. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 25 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 24 for additional information.

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities are comprised primarily of U.S. Treasury securities.  If Level 1 valuations are not available, the fair value is determined using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value.  We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2014 or December 31, 2013.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2014 or December 31, 2013.  The total fair value of our broker quoted debt securities was approximately $113 million at June 30, 2014 and $103 million at December 31, 2013.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at June 30, 2014 and December 31, 2013 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Debt securities:
U.S. government securities	$1,318.1	$220.8	$—	$1,538.9
States, municipalities and political subdivisions	—	4,318.2	1.2	4,319.4
U.S. corporate securities	—	8,420.0	49.4	8,469.4
Foreign securities	—	3,580.7	31.3	3,612.0
Residential mortgage-backed securities	—	975.8	—	975.8
Commercial mortgage-backed securities	—	1,420.6	7.6	1,428.2
Other asset-backed securities	—	289.5	38.5	328.0
Redeemable preferred securities	—	64.0	4.1	68.1
Total debt securities	1,318.1	19,289.6	132.1	20,739.8
Equity securities	15.2	—	23.1	38.3
Derivatives	—	.3	—	.3
Total	$1,333.3	$19,289.9	$155.2	$20,778.4
Liabilities:
Derivatives	$—	$26.4	$—	$26.4
December 31, 2013
Assets:
Debt securities:
U.S. government securities	$1,237.5	$225.0	$—	$1,462.5
States, municipalities and political subdivisions	—	4,161.0	1.3	4,162.3
U.S. corporate securities	—	7,911.4	31.2	7,942.6
Foreign securities	—	3,311.6	43.9	3,355.5
Residential mortgage-backed securities	—	924.2	—	924.2
Commercial mortgage-backed securities	—	1,399.5	7.5	1,407.0
Other asset-backed securities	—	317.3	32.3	349.6
Redeemable preferred securities	—	61.3	4.1	65.4
Total debt securities	1,237.5	18,311.3	120.3	19,669.1
Equity securities	17.1	—	44.2	61.3
Derivatives	—	49.1	—	49.1
Total	$1,254.6	$18,360.4	$164.5	$19,779.5
Liabilities:
Derivatives	$—	$1.9	$—	$1.9

There were no transfers between Levels 1 and 2 during the three or six months ended June 30, 2014 or 2013.

Gross transfers out of Level 3 during the three and six months ended June 30, 2014 were $3.6 million and $13.3 million, respectively. Gross transfers out of Level 3 during the three months ended June 30, 2014 primarily related to U.S. corporate securities while gross transfers out of Level 3 during the six months ended June 30, 2014 primarily related to foreign debt securities. Gross transfers out of Level 3 during the three and six months ended June 30, 2013 were $19.2 million and $27.2 million, respectively, primarily related to foreign debt securities, U.S. corporate securities and securities of states, municipalities and political subdivisions. The fair value of securities transferred out of Level 3 had been based on broker quotes and effective in each of the three and six months ended June 30, 2014 and 2013 are based primarily on a matrix pricing model, which uses quoted market prices of debt securities with similar characteristics. There were no transfers into Level 3 during the three or six months ended June 30, 2014 or 2013.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
June 30, 2014
Assets:
Mortgage loans	$1,605.1	$—	$—	$1,655.1	$1,655.1
Bank loans	218.8	—	208.9	9.8	218.7
Liabilities:
Investment contract liabilities:
With a fixed maturity	9.0	—	—	9.0	9.0
Without a fixed maturity	549.4	—	—	544.7	544.7
Long-term debt	8,224.8	—	8,902.4	—	8,902.4

December 31, 2013
Assets:
Mortgage loans	$1,549.6	$—	$—	$1,584.8	$1,584.8
Bank loans	181.7	—	171.5	9.8	181.3
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.9	—	—	8.9	8.9
Without a fixed maturity	572.3	—	—	553.2	553.2
Long-term debt	8,252.6	—	8,670.6	—	8,670.6

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 19.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014				December 31, 2013
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$781.6	$2,499.5	$.7	$3,281.8	$726.4	$2,227.0	$.6	$2,954.0
Equity securities	179.8	5.1	—	184.9	188.4	3.3	—	191.7
Derivatives	—	(.2)	—	(.2)	—	.8	—	.8
Common/collective trusts	—	725.3	—	725.3	—	710.4	—	710.4
Total (1)	$961.4	$3,229.7	$.7	$4,191.8	$914.8	$2,941.5	$.6	$3,856.9

(1)	Excludes $154.1 million and $115.6 million of cash and cash equivalents and other receivables at June 30, 2014 and December 31, 2013, respectively.

During the three and six months ended June 30, 2014 and 2013, we had an immaterial amount of Level 3 Separate Accounts financial assets. During the three and six months ended June 30, 2014, we did not have any transfers of Separate Accounts financial assets out of Level 3. Gross transfers of Separate Accounts financial assets out of Level 3 during the three and six months ended June 30, 2013 were $4.1 million and $4.6 million, respectively. For the three and six months ended June 30, 2014 and 2013, there were no transfers of Separate Accounts financial assets between Levels 1 and 2 and no transfers of Separate Accounts financial assets into Level 3.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of June 30, 2014 and December 31, 2013 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
June 30, 2014
Derivatives	$.3	$9.2	$—	$9.5
Total	$.3	$9.2	$—	$9.5

December 31, 2013
Derivatives	$49.1	$13.3	$(47.1)	$15.3
Total	$49.1	$13.3	$(47.1)	$15.3

(1) There were no amounts offset in our balance sheets at June 30, 2014 or December 31, 2013.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of June 30, 2014 and December 31, 2013 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
June 30, 2014
Derivatives	$26.4	$—	$(24.3)	$2.1
Securities lending	856.1	(856.0)	—	.1
Total	$882.5	$(856.0)	$(24.3)	$2.2

December 31, 2013
Derivatives	$1.9	$—	$(.7)	$1.2
Securities lending	792.6	(792.6)	—	—
Total	$794.5	$(792.6)	$(.7)	$1.2

(1) There were no amounts offset in our balance sheets at June 30, 2014 or December 31, 2013.

9.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three and six months ended June 30, 2014 and 2013 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of prior service credit	(.1)	(.1)	(.2)	(.2)	(.9)	(.8)	(1.8)	(1.7)
Interest cost	72.1	67.8	144.2	135.7	2.9	2.7	5.9	5.5
Expected return on plan assets	(105.5)	(99.1)	(211.1)	(198.2)	(.8)	(.6)	(1.6)	(1.2)
Recognized net actuarial losses	11.6	18.7	23.3	37.6	.3	.6	.5	1.1
Net periodic benefit (income) cost	$(21.9)	$(12.7)	$(43.8)	$(25.1)	$1.5	$1.9	$3.0	$3.7

10.    Debt

The carrying value of our long-term debt at June 30, 2014 and December 31, 2013 was as follows:

(Millions)	June 30, 2014	December 31, 2013
Senior notes, 6.3%, due 2014	$377.5	$387.3
Senior notes, 6.125%, due 2015	234.9	240.6
Senior notes, 6.0%, due 2016	—	748.9
Senior notes, 5.95%, due 2017	426.3	434.2
Senior notes, 1.75%, due 2017	249.1	248.9
Senior notes, 1.5%, due 2017	498.4	498.2
Senior notes, 6.5%, due 2018	495.0	494.9
Senior notes, 2.2%, due 2019	374.6	—
Senior notes, 3.95%, due 2020	744.7	744.3
Senior notes, 5.45%, due 2021	695.5	702.3
Senior notes, 4.125%, due 2021	495.2	494.8
Senior notes, 2.75%, due 2022	985.9	985.1
Senior notes, 6.625%, due 2036	769.8	769.8
Senior notes, 6.75%, due 2037	530.7	530.6
Senior notes, 4.5%, due 2042	480.4	480.1
Senior notes, 4.125%, due 2042	492.7	492.6
Senior notes, 4.75%, due 2044	374.1	—
Total long-term debt	8,224.8	8,252.6
Less current portion of long-term debt (1)	612.4	387.3
Total long-term debt, less current portion	$7,612.4	$7,865.3

(1)	At June 30, 2014, our 6.125% senior notes due January 2015 and 6.3% senior notes due August 2014 were classified as current in the accompanying consolidated balance sheet.

At both June 30, 2014 and December 31, 2013 we did not have any commercial paper outstanding.

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

In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2017. At June 30, 2014, these interest rate swaps had a pretax fair value loss of $19.2 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

In April 2014, we entered into an interest rate swap with a notional value of $250 million. We designated this swap as a cash flow hedge against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2018. At June 30, 2014, this interest rate swap had a pretax fair value loss of $6.4 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at June 30, 2014.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30, 2014.  There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2014 or 2013.

11.    Capital Stock

On February 28, 2014 and September 27, 2013, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion and $750 million, respectively.  During the six months ended June 30, 2014, we repurchased approximately 10 million shares of common stock at a cost of approximately $720 million.  At June 30, 2014, we had remaining authorization to repurchase an aggregate of up to approximately $877 million of common stock under the February 28, 2014 program. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Under the share repurchase program authorized by our Board, on May 16, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during July 2014. The final number of shares repurchased under the agreement will be determined based on the volume-weighted average price of our common stock during the purchase period.

During the six months ended June 30, 2014 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 28, 2014	$.225	April 10, 2014	April 25, 2014	$80.4
May 30, 2014	.225	July 10, 2014	July 25, 2014	79.9

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

The SARs granted to certain employees during the first quarter of 2014 and described above had an estimated fair market value of $22.68 per unit. The fair value per unit was calculated on the grant date using a Black-Scholes option pricing model using the following assumptions:

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

There were no material SARs granted during the three months ended June 30, 2014.

12.    Dividend Restrictions and Statutory Surplus

Under applicable regulatory requirements at June 30, 2014, the amount of dividends that may be paid through the end of 2014 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.1 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the second quarter of 2014, our insurance and HMO subsidiaries paid approximately $477 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $8.1 billion and $8.4 billion at June 30, 2014 and December 31, 2013, respectively.

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

The first class action case was commenced on July 30, 2007.  The federal Judicial Panel on Multi-District Litigation (the “MDL Panel”) has consolidated these class action cases in the U.S. District Court for the District of New Jersey (the “New Jersey District Court”) under the caption In re: Aetna UCR Litigation, MDL No. 2020 (“MDL 2020”).   In addition, the MDL Panel has transferred the individual lawsuits to MDL 2020.  On May 9, 2011, the New Jersey District Court dismissed the physician plaintiffs from MDL 2020 without prejudice.  The New Jersey District Court’s action followed a ruling by the United States District Court for the Southern District of Florida (the “Florida District Court”) that the physician plaintiffs were enjoined from participating in MDL 2020 due to a prior settlement and release.  The United States Court of Appeals for the Eleventh Circuit has dismissed the physician plaintiffs’ appeal of the Florida District Court’s ruling.

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

Under the settlement agreement, we would have paid up to $120 million to fund claims submitted by health plan members and health care providers who were members of the settlement classes. These payments also would have funded the legal fees of plaintiffs’ counsel and the costs of administering the settlement. In connection with the proposed settlement, the Company recorded an after-tax charge to net income attributable to Aetna of approximately $78 million in the fourth quarter of 2012.

The settlement agreement provided us the right to terminate the agreement under certain conditions related to settlement class members who opted out of the settlement. Based on a report provided to the parties by the settlement administrator, the conditions permitting us to terminate the settlement agreement were satisfied. On March 13, 2014, we notified the New Jersey District Court and plaintiffs’ counsel that we were terminating the settlement agreement. Various legal and factual developments since the date of the settlement agreement led us to believe terminating the settlement agreement was in our best interests. We intend to vigorously defend ourselves against the claims brought by the plaintiffs. As a result of this termination, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67.0 million ($103.0 million pretax).

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

CMS Actions
The Centers for Medicare & Medicaid Services (“CMS”) regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions and document their medical records.  CMS pays increased premiums to Medicare Advantage plans and prescription drug program plans for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans. The Office of Inspector General (the “OIG”) also is auditing risk adjustment data of other companies, and we expect CMS and the OIG to continue auditing risk adjustment data.

CMS is using a different audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under this methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited.  Historically, CMS did not project sample error rates to the entire contract.  As a result, the new methodology may increase our exposure to premium refunds to CMS due to incomplete medical records maintained by providers.  During 2013, CMS selected certain of our Medicare Advantage contracts for contract year 2011 for audit.  We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years or the current contract year.  Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV or other audits by CMS, the OIG or otherwise, including audits of our minimum medical loss ratio rebates, methodology, and/or reports, could be material and could adversely affect our operating results, financial position and cash flows.

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

Over 35 states are investigating life insurers’ claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.  In the fourth quarter of 2013, we made changes to our life insurance claim payment practices (including related escheatment practices) based on evolving industry practices and regulatory expectations and interpretations, including expanding our existing use of the Social Security Administration’s Death Master File to identify additional potentially unclaimed death benefits and locate applicable beneficiaries. As a result of these changes, in the fourth quarter of 2013, we increased our estimated liability for unpaid life insurance claims with respect to insureds who passed away on or before December 31, 2013, and recorded in current and future benefits a charge of $35.7 million ($55.0 million pretax). Given the legal and regulatory uncertainty with respect to life insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of further changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

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

14.    Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  The acquired Coventry operations are reflected in our Health Care segment for the three and six months ended June 30, 2014 and 2013. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the service cost and prior service cost components of this expense are allocated to our business segments). Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Summarized financial information of our segments for the three and six months ended June 30, 2014 and 2013 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended June 30, 2014
Revenue from external customers	$13,677.3	$556.0	$24.0	$—	$14,257.3
Operating earnings (loss) (1)	584.3	60.6	5.4	(40.3)	610.0
Three Months Ended June 30, 2013
Revenue from external customers	$10,791.1	$520.8	$30.3	$—	$11,342.2
Operating earnings (loss) (1)	592.1	30.6	3.8	(43.9)	582.6
Six Months Ended June 30, 2014
Revenue from external customers	$26,808.7	$1,100.4	$70.3	$—	$27,979.4
Operating earnings (loss) (1)	1,303.3	101.8	10.2	(83.3)	1,332.0
Six Months Ended June 30, 2013
Revenue from external customers	$19,514.3	$1,026.1	$75.3	$—	$20,615.7
Operating earnings (loss) (1)	1,105.3	62.5	10.0	(78.7)	1,099.1

(1)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Operating earnings (1)	$610.0	$582.6	$1,332.0	$1,099.1
Transaction and integration-related costs, net of tax	(36.3)	(81.4)	(78.2)	(106.0)
Loss on early extinguishment of long-term debt, net of tax	—	—	(59.7)	—
Release of litigation-related reserve, net of tax	—	—	67.0	—
Reduction of reserve for anticipated future losses on discontinued products, net of tax	—	55.9	—	55.9
Reversal of allowance and gain on sale of reinsurance recoverable, net of tax	—	32.1	—	32.1
Amortization of other acquired intangible assets, net of tax	(40.3)	(33.6)	(80.7)	(54.7)
Net realized capital gains (losses), net of tax	15.4	(19.6)	33.9	(.3)
Net income attributable to Aetna	$548.8	$536.0	$1,214.3	$1,026.1

(1)
In addition to net realized capital gains (losses) and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs of $36.3 million ($55.8 million pretax) and $78.2 million ($119.5 million pretax) during the three and six months ended June 30, 2014, respectively, related to the acquisitions of Coventry and InterGlobal, and $81.4 million ($101.3 million pretax) and $106.0 million ($138.4 million pretax) during the three and six months ended June 30, 2013, respectively, related to the acquisition of Coventry. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Acquisition Date, the negative cost of carry was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Acquisition Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings.

•	In the first quarter of 2014, we incurred a loss on the early extinguishment of long-term debt of $59.7 million ($91.9 million pretax) related to the redemption of our 6.0% senior notes due 2016.

•
In the fourth quarter of 2012, we recorded a charge of $78.0 million ($120.0 million pretax) related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67.0 million ($103.0 million pretax). Refer to Note 13 beginning on page 28 for additional information on the termination of the settlement agreement.

•
We reduced the reserve for anticipated future losses on discontinued products by $55.9 million ($86.0 million pretax) in the second quarter of 2013. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from operating earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results. Refer to Note 16 beginning on page 33 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

•
In 2008, as a result of the liquidation proceedings of Lehman Re, a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party (including the reinsurance recoverable) and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue.

15.     Reinsurance

In January 2014, we entered into five-year reinsurance agreements with Vitality Re V Limited, an unrelated insurer. The agreements allow us to reduce our required capital and provide $200 million of collateralized excess of loss reinsurance coverage on a portion of Aetna’s group Commercial Insured Health Care business. The Company’s similar reinsurance agreements with Vitality Re Limited and Vitality Re II Limited expired in January 2014.

16.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. At both June 30, 2014 and December 31, 2013, our remaining GIC liability was not material. This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

Key assumptions in setting the reserve for anticipated future losses include future investment results, payments to retirees, mortality and retirement rates and the cost of asset management and customer service.  In 2014, we modified the mortality tables used in order to reflect the more up-to-date 2014 Retired Pensioner’s Mortality table. The mortality tables were previously modified in 2012, in order to reflect the more up-to-date 2000 Retired Pensioner’s Mortality table, and in 1995, in order to reflect the more up-to-date 1994 Uninsured Pensioner’s Mortality table. In 1997, we began the use of a bond default assumption to reflect historical default experience. Other than these changes, since 1993 there have been no significant changes to the assumptions underlying the reserve.

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, $55.9 million ($86.0 million pretax) of the reserve was released in the three and six months ended June 30, 2013. This reserve release was primarily due to favorable investment performance as well as favorable retirement experience compared to assumptions we previously made in estimating the reserve.  The reserve at each of June 30, 2014 and December 31, 2013 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2014 and 2013 (pretax) was as follows:

(Millions)	2014	2013
Reserve, beginning of period	$979.5	$978.5
Operating income	2.3	1.1
Net realized capital gains	12.6	78.7
Reserve reduction	—	(86.0)
Reserve, end of period	$994.4	$972.3

During the six months ended June 30, 2014 and 2013, our discontinued products reflected operating income and net realized capital gains. Net realized capital gains during the six months ended June 30, 2014 were primarily attributable to gains from the sale of debt securities. Net realized capital gains during the six months ended June 30, 2013 were primarily attributable to gains from other invested assets and from the sale of debt securities. We evaluated these results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and did not believe that an adjustment to the reserve was required at June 30, 2014.

Assets and liabilities supporting discontinued products at June 30, 2014 and December 31, 2013 were as follows: (1)

(Millions)	2014	2013
Assets:
Debt and equity securities available for sale	$2,417.2	$2,372.6
Mortgage loans	419.5	407.0
Other investments	701.0	663.9
Total investments	3,537.7	3,443.5
Other assets	57.7	85.2
Collateral received under securities loan agreements	212.6	204.4
Current and deferred income taxes	.7	14.4
Receivable from continuing products (2)	549.6	533.1
Total assets	$4,358.3	$4,280.6
Liabilities:
Future policy benefits	$2,723.6	$2,804.8
Reserve for anticipated future losses on discontinued products	994.4	979.5
Collateral payable under securities loan agreements	212.6	204.4
Other liabilities (3)	427.7	291.9
Total liabilities	$4,358.3	$4,280.6

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

(2)
At the time of discontinuance, a receivable from Large Case Pensions’ continuing products was established on the discontinued products balance sheet. This receivable represented the net present value of anticipated cash shortfalls in the discontinued products, which will be funded from continuing products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets investment income on the assets available to fund the shortfall. These amounts are eliminated in consolidation.

(3)	Net unrealized capital gains on the available-for-sale debt securities are included in other liabilities and are not reflected in consolidated shareholders’ equity.

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $94 million and $191 million for the three and six months ended June 30, 2014, respectively, and $98 million and $198 million for the three and six months ended June 30, 2013, respectively. There were no participant-directed withdrawals from our discontinued products during the three or six months ended June 30, 2014 or 2013.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2014, the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2014 and 2013, and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP

Hartford, Connecticut
July 29, 2014

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 45 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers’ compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”).  On May 7, 2013 (the “Acquisition Date”), we acquired Coventry Health Care, Inc. (“Coventry”). Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at June 30, 2014 and December 31, 2013 and operating results for the three and six months ended June 30, 2014 and 2013. The Coventry acquisition significantly impacts the comparability of our results for the three and six months ended June 30, 2014 to the corresponding periods in 2013 as only approximately two months of Coventry’s results were included in the corresponding periods in 2013.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2013 Annual Report on Form 10-K (the “2013 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Revenue:
Health Care	$13,786.6	$10,847.5	$27,031.6	$19,670.4
Group Insurance	627.7	587.1	1,242.6	1,173.9
Large Case Pensions	95.1	102.8	230.0	232.0
Total revenue	14,509.4	11,537.4	28,504.2	21,076.3
Net income attributable to Aetna	548.8	536.0	1,214.3	1,026.1
Operating earnings: (1)
Health Care	584.3	592.1	1,303.3	1,105.3
Group Insurance	60.6	30.6	101.8	62.5
Large Case Pensions	5.4	3.8	10.2	10.0
Cash flows from operations			2,091.3	583.5

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 39 for a discussion of non-GAAP measures.  Refer to pages 41, 45 and 46 for a reconciliation of operating earnings to net income attributable to Aetna for Health Care, Group Insurance and Large Case Pensions, respectively.

We analyze our operating results based on operating earnings, which excludes from net income attributable to Aetna net realized capital gains and losses and amortization of other acquired intangible assets as well as other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Our operating earnings increased for the three months ended June 30, 2014 compared to the corresponding period in

2013 primarily as a result of the May 2013 acquisition of Coventry, as well as higher underwriting margins (calculated as premiums less current and future benefits) in our Group Insurance segment partially offset by the year-over-year decrease in favorable development of prior period health care cost estimates in 2014. Our operating earnings increased for the six months ended June 30, 2014 compared to the corresponding period in 2013 primarily as a result of the May 2013 acquisition of Coventry, as well as higher underwriting margins (calculated as premiums less health care costs) in our Health Care businesses and higher underwriting margins in our Group Insurance segment.

Total revenue increased during the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 primarily due to higher Health Care premiums from the May 2013 acquisition of Coventry, as well as membership growth in our Health Care businesses and the effects of pricing actions designed to recover ACA mandated fees and taxes.

At June 30, 2014, we served approximately 23.1 million medical members (consisting of approximately 40% Insured members and 60% administrative services contract (“ASC”) members), 14.4 million dental members and 15.3 million pharmacy benefit management services members.  At June 30, 2013, we served approximately 22.0 million medical members (consisting of approximately 38% Insured members and 62% ASC members), 14.3 million dental members and 13.8 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2014 and 2013, generating $2.2 billion and $759 million of cash flows from operations in our Health Care and Group Insurance businesses during the six months ended June 30, 2014 and 2013, respectively.  During 2014, these cash flows funded our ordinary course operating activities, repurchases of shares of our common stock, the payment of cash dividends to shareholders and the acquisition of the InterGlobal group (“InterGlobal”). We paid dividends to our shareholders of approximately $162 million and $131 million during the six months ended June 30, 2014 and 2013, respectively. In addition, we repurchased approximately 10 million and 11 million shares of common stock under our share repurchase programs at a cost of approximately $720 million and $625 million during the six months ended June 30, 2014 and 2013, respectively. Refer to “Liquidity and Capital Resources” beginning on page 49 and Note 11 of Condensed Notes to Consolidated Financial Statements on page 26 for additional information.

Acquisition of Coventry Health Care, Inc.
On August 19, 2012, we entered into a definitive agreement to acquire Coventry. On the Acquisition Date, we acquired Coventry in a transaction valued at approximately $8.7 billion, including the $1.8 billion fair value of Coventry’s outstanding long-term debt. We recorded goodwill related to this acquisition of approximately $4.0 billion, of which $267 million will be tax deductible.

Acquisition of InterGlobal
In April 2014, we acquired InterGlobal, a company that specializes in international private medical insurance for groups and individuals in the Middle East, Asia, Africa and Europe. The purchase price was not material.

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

On October 1, 2013, public health insurance exchanges (“Public Exchanges”) became available for consumers to access and begin the enrollment process for coverage beginning January 1, 2014. Through June 30, 2014, our Public Exchange membership has continued to exceed our initial projections.

In addition, because we included a portion of the 2014 Health Care Reform fees, assessments and taxes in the pricing for our 2013 contract renewals with member months in 2014, we experienced a temporary operating earnings benefit in 2013. We expect this benefit to be greatly diminished in 2014. The non tax-deductible health insurer fee is payable in September 2014 and is being recorded within operating expenses, and we project that our expense for this fee in the year 2014 will be approximately $600 million. In aggregate, we expect our portion of the total fees, taxes and assessments imposed by Health Care Reform to be approximately $1.0 billion in 2014.

Federal budget negotiations, the technical problems with the federal health insurance exchange website, ongoing regulatory changes to Health Care Reform (such as the November 2013 action permitting renewal through 2014 of individual and small group insurance policies that do not comply with Health Care Reform and the March 2014 action permitting such renewal through 2017), pending efforts in the U.S. Congress to amend or restrict funding for various aspects of Health Care Reform and litigation challenging aspects of the law continue to create uncertainty about the ultimate impact of Health Care Reform. Examples of this uncertainty include the conflicting decisions issued by the United States Courts of Appeals for the District of Columbia Circuit and for the Fourth Circuit on July 22, 2014, concerning whether the Internal Revenue Service may make tax credits available as a form of subsidy to individuals who purchase health insurance through Public Exchanges established by the federal government (“Federal Exchanges”). The District of Columbia Circuit ruled that tax subsidies are only available through Public Exchanges established by the states. It is expected that one or both of these cases will be subject to further appeal or review, possibly including review by the United States Supreme Court. The District of Columbia Circuit has issued a stay of its ruling, and we will continue to enroll and insure members through the Federal Exchanges pending the resolution of these and other pending cases. If the payment of subsidies with respect to members who enroll through the Federal Exchanges ultimately is invalidated, it could result in a significant reduction in Aetna’s Public Exchange membership because almost all of Aetna’s Public Exchange membership is through Federal Exchanges, and most of those members benefit from a tax subsidy.

We cannot predict whether pending or future federal or state legislation or court proceedings, including the proceedings relating to tax credits for Federal Exchange members described above, will change various aspects of Health Care Reform or state level health care reform, nor can we predict the impact those changes will have on our business operations and/or financial results, but the effects could be materially adverse.

In May 2014, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule on Public Exchanges.  The final rule provides that payments to health plans under the risk corridor program required by Health Care Reform will no longer be limited to the aggregate amount of the risk corridor collections received by the U.S. Department of Health and Human Services (“HHS”) over the duration of the program.

For additional information on Health Care Reform, refer to “MD&A-Overview-Health Care Reform,” “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2013 Annual Report.

Medicare Update
On April 7, 2014, CMS published final Medicare Advantage and prescription drug program (“PDP”) premium rates for 2015. These rates reflect a reduction in 2015 premiums compared to 2014 for Medicare Advantage and PDP plans, and represent an aggregate high single digit funding decrease during 2014 and 2015 and a meaningful revenue and operating results challenge for us. This rate reduction is in addition to the challenge we face from the impact of the industry-wide health insurer fee that became effective January 1, 2014. In addition, in March 2014, the Protecting Access to Medicare Act of 2014 delayed for one year scheduled cuts in Medicare physician payments and delayed until October 1, 2015 the requirement that the health and related benefits industry upgrade to ICD-10, an updated and expanded set of standardized diagnosis and procedure codes used for describing health conditions. In the second quarter of 2014, CMS issued a final rule implementing the Health Care Reform requirements that Medicare Advantage and Part D plans report and refund to CMS overpayments that those plans receive from CMS.

Board of Directors Update
Olympia J. Snowe was appointed to our Board of Directors (our "Board") in July 2014, for a term that will run until our 2015 Annual Meeting of Shareholders. Ms. Snowe is a former United States Senator and currently is Chairman and Chief Executive Officer of Olympia Snowe, LLC, a policy and communications consulting firm. She also serves on our Board's Audit Committee and Medical Affairs Committee. With the addition of Ms. Snowe, our Board now consists of thirteen directors.

Management Update
In July 2014, Harold L. Paz, M.D., M.S., joined Aetna as Executive Vice President and Chief Medical Officer.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 31.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. The acquired Coventry operations are reflected in our Health Care segment for 2014 and from the Acquisition Date through June 30, 2013 for the three and six months ended June 30, 2013.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

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

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis and an ASC basis and emerging businesses products and services, such as ACS, that complement and enhance our medical products.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies.  We separately track premiums and health care costs for Government businesses (which represents our combined Medicare and Medicaid products); all other medical, dental and other Health Care products are referred to as Commercial. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Operating Summary for the Three and Six Months Ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Premiums:
Commercial	$7,195.5	$6,068.0	$14,010.1	$11,282.0
Government	5,220.6	3,633.3	10,317.7	6,205.1
Total premiums	12,416.1	9,701.3	24,327.8	17,487.1
Fees and other revenue	1,261.2	1,089.8	2,480.9	2,027.2
Net investment income	88.7	80.2	175.6	153.6
Net realized capital gains (losses)	20.6	(23.8)	47.3	2.5
Total revenue	13,786.6	10,847.5	27,031.6	19,670.4
Health care costs	10,314.8	8,006.9	19,891.1	14,386.4
Operating expenses:
Selling expenses	384.5	305.9	758.8	575.9
General and administrative expenses	2,123.5	1,735.7	4,107.9	3,109.6
Total operating expenses	2,508.0	2,041.6	4,866.7	3,685.5
Amortization of other acquired intangible assets	61.9	50.7	123.0	82.0
Total benefits and expenses	12,884.7	10,099.2	24,880.8	18,153.9
Income before income taxes	901.9	748.3	2,150.8	1,516.5
Income taxes	381.9	285.0	907.1	558.9
Net income including non-controlling interests	520.0	463.3	1,243.7	957.6
Less: Net (loss) income attributable to non-controlling interests	(1.1)	(3.0)	.9	(3.4)
Net income attributable to Aetna	$521.1	$466.3	$1,242.8	$961.0

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Net income attributable to Aetna	$521.1	$466.3	$1,242.8	$961.0
Transaction and integration-related costs, net of tax	36.3	77.2	78.2	92.0
Release of litigation-related reserve, net of tax	—	—	(67.0)	—
Amortization of other acquired intangible assets, net of tax	40.3	32.9	80.0	53.3
Net realized capital (gains) losses, net of tax	(13.4)	15.7	(30.7)	(1.0)
Operating earnings	$584.3	$592.1	$1,303.3	$1,105.3

(1)
In addition to net realized capital gains and amortization of other acquired intangible assets, the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the three and six months ended June 30, 2014, we incurred transaction and integration-related costs related to the acquisitions of Coventry and InterGlobal of $36.3 million ($55.8 million pretax) and $78.2 million ($119.5 million pretax), respectively, all of which was recorded in our Health Care segment. During the three and six months ended June 30, 2013, we incurred transaction and integration-related costs related to the acquisition of Coventry of $81.4 million ($101.3 million pretax) and $106.0 million ($138.4 million pretax), respectively, of which $77.2 million ($94.9 million pretax) and $92.0 million ($116.9 million pretax), respectively, were recorded in our Health Care segment. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Acquisition Date, the negative cost of carry associated with the permanent financing was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Acquisition Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings. These are other items because they neither relate to the ordinary course of our business nor reflect our underlying business performance.

•
In the fourth quarter of 2012, we recorded a charge of $78.0 million ($120.0 million pretax) related to the settlement of purported class action litigation regarding Aetna’s payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67.0 million ($103.0 million pretax). Refer to Note 13 beginning on page 28 for additional information on the termination of the settlement agreement.

Operating earnings for the three months ended June 30, 2014 were relatively flat primarily as a result of the year-over-year decrease in favorable development of prior-period health care cost estimates in 2014 substantially offset by the May 2013 acquisition of Coventry. Operating earnings increased for the six months ended June 30, 2014 primarily as a result of the May 2013 acquisition of Coventry, as well as higher underwriting margins in both our Government and Commercial businesses.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three and six months ended June 30, 2014 and 2013, our MBRs by product were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Commercial	80.6%	79.1%	78.9%	79.0%
Government	86.5%	88.3%	85.6%	88.2%
Total	83.1%	82.5%	81.8%	82.3%

Refer to our discussion of Commercial and Government results below for an explanation of the changes in our premiums and MBRs.

Commercial operating results for the three and six months ended June 30, 2014, reflect the full period impact of the May 2013 acquisition of Coventry and improved underwriting margins.
Commercial premiums increased approximately $1.1 billion and $2.7 billion for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013, as a result of the May 2013 acquisition of Coventry, as well as higher membership in our Commercial Insured business, the effects of pricing actions designed to recover ACA mandated fees and taxes and higher premium rates.

For the three and six months ended June 30, 2014, based on our 2014 Public Exchange experience, there was no adjustment to commercial premiums to account for the risk adjustment and risk corridor provisions of Health Care Reform. Refer to Note 2 beginning on page 6 for additional information.

Our Commercial MBR was 80.6% and 78.9% for the three and six months ended June 30, 2014, respectively, compared to 79.1% and 79.0% for the corresponding periods in 2013. The increase in our Commercial MBR during the three months ended June 30, 2014 is primarily a result of the year-over-year decrease in favorable development of prior-period health care cost estimates during 2014, costs associated with new hepatitis C treatments, and our 2014 public exchange membership, partially offset by higher premiums driven in part by pricing actions designed to recover ACA mandated fees and taxes. Our Commercial MBR was relatively flat during the six months ended June 30, 2014 compared to the corresponding period in 2013, as pricing actions designed to recover ACA mandated fees and taxes were substantially offset by the year-over-year decrease in favorable development of prior-years’ health care cost estimates during 2014. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2013 Annual Report for a discussion of Health Care Costs Payable at December 31, 2013.

Government results for the three and six months ended June 30, 2014, primarily reflect the full period impact of the acquisition of Coventry and improved underwriting margins.
Government premiums increased approximately $1.6 billion and $4.1 billion for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013 as a result of the May 2013 acquisition of Coventry, as well as membership growth in both our Medicare and Medicaid Insured products.

Our Government MBR was 86.5% and 85.6% for the three and six months ended June 30, 2014, respectively, compared to 88.3% and 88.2% for the corresponding periods in 2013. The improvement in our Government MBR for both periods is primarily due to actions impacting revenue and medical costs designed to solve for the gap between Medicare premiums and medical costs and other expenses, including the health insurer fee.

Fees and Other Revenue
Health Care fees and other revenue increased approximately $171 million and $454 million for the three and six months ended June 30, 2014, respectively, compared to the corresponding periods in 2013 as a result of the inclusion of Coventry’s service businesses, as well as growth in our ASC membership.

General and Administrative Expenses
General and administrative expenses increased approximately $388 million and $1.0 billion for the three and six months ended June 30, 2014, respectively, compared with the corresponding periods of 2013. The increase for the three months ended June 30, 2014 is due primarily to the inclusion of ACA mandated fees in 2014 as well as the inclusion of Coventry’s general and administrative expenses, partially offset by continued execution of our expense initiatives, including execution on our Coventry-related cost synergies. The increase in general and administrative expenses for the six months ended June 30, 2014 is due primarily to the inclusion of Coventry’s general and administrative expenses, as well as the inclusion of ACA mandated fees in 2014, partially offset by continued execution of our expense initiatives, including execution on our Coventry-related cost synergies, and the favorable impact of releasing a litigation-related reserve during the first quarter of 2014, which reduced general and administrative expenses by $103 million. Refer to Note 13 beginning on page 28 for additional information on the release of the litigation-related reserve.

Income Taxes
Our effective tax rate for both the three and six months ended June 30, 2014 was 42 percent, compared to 38 percent and 37 percent for the three and six months ended June 30, 2013, respectively. The increase in our effective tax rate reflects the impact of the non-deductibility of the ACA mandated health insurer fee.

Membership
Health Care’s membership at June 30, 2014 and 2013 was as follows:

	2014			2013
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	6,421	13,082	19,503	5,937	12,697	18,634
Medicare Advantage	1,113	—	1,113	948	—	948
Medicare Supplement	434	—	434	341	—	341
Medicaid	1,315	739	2,054	1,169	876	2,045
Total Medical Membership	9,283	13,821	23,104	8,395	13,573	21,968

Consumer-Directed Health Plans (1)			3,566			3,253

Dental:
Total Dental Membership	5,883	8,556	14,439	5,466	8,788	14,254

Pharmacy:
Commercial			10,840			10,062
Medicare PDP (stand-alone)			1,609			2,084
Medicare Advantage PDP			735			572
Medicaid			2,105			1,128
Total Pharmacy Benefit Management Services			15,289			13,846

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

Total medical membership at June 30, 2014 increased compared to June 30, 2013, reflecting growth in our Commercial, Medicare and Insured Medicaid products which was partially offset by a reduction in our Medicaid ASC products.

Total dental membership at June 30, 2014 increased compared to June 30, 2013 primarily reflecting growth in our Insured dental products partially offset by a reduction in our ASC dental products.

Total pharmacy benefit management services membership increased at June 30, 2014 compared to June 30, 2013 primarily reflecting growth in our Medicaid products and Commercial business which was partially offset by a decline in our Medicare products.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the six months ended June 30, 2014, 2013 and 2012:

(Millions)	2014	2013	2012
Health care costs payable, beginning of period	$4,547.4	$2,992.5	$2,675.5
Less: reinsurance recoverables	8.5	3.8	3.3
Health care costs payable, beginning of period, net	4,538.9	2,988.7	2,672.2

Acquisition of businesses	29.2	1,440.1	—

Add: Components of incurred health care costs:
Current year	20,423.1	14,756.0	11,929.3
Prior years	(531.9)	(369.6)	(163.5)
Total incurred health care costs	19,891.2	14,386.4	11,765.8

Less: Claims paid
Current year	15,365.0	11,800.9	9,326.1
Prior years	3,730.4	2,437.0	2,231.5
Total claims paid	19,095.4	14,237.9	11,557.6

Disposition of business	—	(42.3)	—

Health care costs payable, end of period, net	5,363.9	4,535.0	2,880.4
Add: reinsurance recoverables	8.0	5.5	3.1
Health care costs payable, end of period	$5,371.9	$4,540.5	$2,883.5

Our estimates of prior years’ health care costs payable decreased by approximately $532 million and $370 million in the six months ended June 30, 2014 and 2013, respectively, resulting from claims being settled for amounts less than originally estimated, primarily due to lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. The May 7, 2013 acquisition of Coventry significantly impacts the year-over-year comparability of these decreases. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of current year health care costs payable.

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

Operating Summary for the Three and Six Months Ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Premiums:
Life	$315.4	$290.0	$619.5	$577.0
Disability	203.5	185.2	406.1	365.4
Long-term care	11.2	11.2	22.2	22.6
Total premiums	530.1	486.4	1,047.8	965.0
Fees and other revenue	25.9	34.4	52.6	61.1
Net investment income	70.4	68.8	138.0	144.8
Net realized capital gains (losses)	1.3	(2.5)	4.2	3.0
Total revenue	627.7	587.1	1,242.6	1,173.9
Current and future benefits	440.2	440.0	892.0	876.3
Operating expenses:
Selling expenses	28.5	26.3	57.0	53.5
General and administrative expenses	81.1	75.0	160.7	149.1
Reversal of allowance on reinsurance recoverable	—	(42.2)	—	(42.2)
Total operating expenses	109.6	59.1	217.7	160.4
Amortization of other acquired intangible assets	—	1.1	1.1	2.2
Total benefits and expenses	549.8	500.2	1,110.8	1,038.9
Income before income taxes	77.9	86.9	131.8	135.0
Income taxes	16.5	26.4	28.0	38.5
Net income including non-controlling interests	61.4	60.5	103.8	96.5
Less: Net income attributable to non-controlling interests	—	.2	—	1.4
Net income attributable to Aetna	$61.4	$60.3	$103.8	$95.1

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Net income attributable to Aetna	$61.4	$60.3	$103.8	$95.1
Reversal of allowance and gain on sale of reinsurance recoverable, net of tax (1)	—	(32.1)	—	(32.1)
Amortization of other acquired intangible assets, net of tax	—	.7	.7	1.4
Net realized capital (gains) losses, net of tax	(.8)	1.7	(2.7)	(1.9)
Operating earnings	$60.6	$30.6	$101.8	$62.5

(1)
In 2008, as a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party (including the reinsurance recoverable) and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we released the related allowance thereby reducing other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue. These are other items in the second quarter of 2013 because they neither relate to the ordinary course of our business nor reflect underlying 2013 business performance.

Operating earnings for the three and six months ended June 30, 2014 increased when compared to the corresponding periods in 2013, due to higher underwriting margins, reflecting improved experience in our disability and life products. The life underwriting margin during the three months ended June 30, 2014 is more consistent with historical experience than the three months ended June 30, 2013.

The group benefit ratio, which represents current and future benefits divided by premiums, was 83.0% and 85.1% for the three and six months ended June 30, 2014, respectively, and 90.5% and 90.8% for the three and six months ended June 30, 2013, respectively. The improvement in our group benefit ratio in 2014 reflects higher underwriting margins in our disability and life products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Premiums	$21.6	$27.9	$65.5	$70.6
Net investment income	69.2	76.0	158.9	161.7
Other revenue	2.4	2.4	4.8	4.7
Net realized capital gains (losses)	1.9	(3.5)	.8	(5.0)
Total revenue	95.1	102.8	230.0	232.0
Current and future benefits	85.4	99.1	212.3	222.1
General and administrative expenses	3.0	3.2	6.0	6.4
Reduction of reserve for anticipated future losses on discontinued products	—	(86.0)	—	(86.0)
Total benefits and expenses	88.4	16.3	218.3	142.5
Income before income taxes (benefits)	6.7	86.5	11.7	89.5
Income taxes (benefits)	.6	29.0	(.4)	26.8
Net income including non-controlling interests	6.1	57.5	12.1	62.7
Less: Net (loss) income attributable to non-controlling interests	(.5)	—	1.4	—
Net income attributable to Aetna	$6.6	$57.5	$10.7	$62.7

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Net income attributable to Aetna	$6.6	$57.5	$10.7	$62.7
Reduction of reserve for anticipated future losses on discontinued products, net of tax (1)	—	(55.9)	—	(55.9)
Net realized capital (gains) losses, net of tax	(1.2)	2.2	(.5)	3.2
Operating earnings	$5.4	$3.8	$10.2	$10.0

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

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  At both June 30, 2014 and December 31, 2013, our remaining GIC liability was not material. We provide additional information on the reserve for anticipated future losses, including key assumptions and other important information, in Note 16 of Condensed Notes to Consolidated Financial Statements beginning on page 33.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna for Large Case Pensions. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review, $55.9 million ($86.0 million pretax) of the reserve was released in the three and six months ended June 30, 2013. This reserve release was primarily due to favorable investment performance as well as favorable retirement experience compared to assumptions we previously made in estimating the reserve. The current reserve reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

Refer to Note 16 of the Condensed Notes to Consolidated Financial Statements beginning on page 33 for additional information on the activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2014 and 2013.

INVESTMENTS

At June 30, 2014 and December 31, 2013 our investment portfolio consisted of the following:

(Millions)	June 30, 2014	December 31, 2013
Debt and equity securities available for sale	$20,778.1	$19,730.4
Mortgage loans	1,605.1	1,549.6
Other investments	1,771.5	1,718.8
Total investments	$24,154.7	$22,998.8

Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at June 30, 2014 and December 31, 2013:

(Millions)	June 30, 2014	December 31, 2013
Experience-rated products	$1,503.4	$1,458.1
Discontinued products	3,537.7	3,443.5
Remaining products	19,113.6	18,097.2
Total investments	$24,154.7	$22,998.8

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2014	2013	2014	2013
Scheduled contract maturities and benefit payments (1)	$46.7	$59.4	$105.0	$118.5
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	1.8	1.8	3.0	3.9
Participant-directed withdrawals	1.1	.6	2.2	1.5

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both June 30, 2014 and December 31, 2013, with approximately $4.7 billion and $4.5 billion rated AAA at June 30, 2014 and December 31, 2013, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.4 billion and $1.2 billion at June 30, 2014 and December 31, 2013, respectively (of which 18% and 17% at June 30, 2014 and December 31, 2013, respectively, supported our experience-rated and discontinued products).

At June 30, 2014 and December 31, 2013, we held approximately $770 million and $747 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 3% of our total investments at each date.  These securities had an average credit quality rating of AA- and A at June 30, 2014 and December 31, 2013, respectively, with the guarantee.  These securities had an average credit quality rating of A at both June 30, 2014 and December 31, 2013 without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both June 30, 2014 and December 31, 2013, less than 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt or European corporate issuers of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both June 30, 2014 and December 31, 2013 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 8 of Condensed Notes to Consolidated Financial Statements beginning on page 18 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At June 30, 2014 and December 31, 2013, our debt and equity securities had net unrealized capital gains of $1.4 billion and $756 million, respectively, of which $397 million and $231 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 6 of Condensed Notes to Consolidated Financial Statements beginning on page 11 for details of gross unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at June 30, 2014 and December 31, 2013.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income unless we intend to sell the security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery.  Accounting for other-than-temporary impairment (“OTTI”) of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2013 Annual Report for additional information.

Net Realized Capital Gains and Losses
Net realized capital gains were $15 million ($24 million pretax) and $34 million ($52 million pretax) and for the three and six months ended June 30, 2014, respectively. Net realized capital gains for the six months ended June 30, 2014 include a $12 million pretax gain on the termination of interest rate swaps. Net realized capital losses were $20 million ($30 million pretax) for the three months ended June 30, 2013. During the six months ended June 30, 2013, we did not have any material net realized capital gains. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 25 for additional information on the termination of the interest rates swaps. We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three or six months ended June 30, 2014 or 2013.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented approximately 7% of our total invested assets at both June 30, 2014 and December 31, 2013.  There were no material impairment reserves on these loans at June 30, 2014 or December 31, 2013.  Refer to Note 6 of Condensed Notes to Consolidated Financial Statements on page 11 for additional information on our mortgage loan portfolio.

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

Presented below is a condensed statement of cash flows for the six months ended June 30, 2014 and 2013. On May 7, 2013, we completed the acquisition of Coventry, which is reflected in our cash flows for the six months ended June 30, 2013. In addition, Coventry’s results are reflected in our cash flows for the six months ended June 30, 2014 and from the Acquisition Date through June 30, 2013 for the six months ended June 30, 2013.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2014	2013
Cash flows from operating activities
Health Care and Group Insurance	$2,249.7	$759.0
Large Case Pensions	(158.4)	(175.5)
Net cash provided by operating activities	2,091.3	583.5
Cash flows from investing activities
Health Care and Group Insurance	(913.0)	(1,182.4)
Large Case Pensions	188.0	330.6
Net cash used for investing activities	(725.0)	(851.8)
Net cash used for financing activities	(1,018.5)	(54.1)
Net increase (decrease) in cash and cash equivalents	$347.8	$(322.4)

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $2.2 billion and $759 million for the six months ended June 30, 2014 and 2013, respectively.  The increase during the six months ended June 30, 2014 compared with the corresponding period in 2013 is primarily attributable to the inclusion of results from the Coventry acquisition for the full period in 2014 and higher premium receipts from pricing actions designed to recover ACA mandated fees and taxes as well as the effect of growth in our Insured membership.

Our third quarter 2014 cash flows from operating activities will be pressured by the health insurer fee, as payment is required in September 2014. Refer to Note 2 of the Condensed Notes to Consolidated Financial Statements on page 6 for more information on the health insurer fee.

Cash flows used for investing activities were approximately $725 million and $852 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in cash used for investing activities for the six months ended June 30, 2014 compared with the corresponding period in 2013 is primarily attributable to a decline in cash used for acquisitions, as we had no material acquisitions during the six months ended June 30, 2014, while we completed the acquisition of Coventry during the six months ended June 30, 2013, partially offset by an increase in net purchases of investments in 2014 compared to net proceeds from the sales of investments in 2013.

During the six months ended June 30, 2014 and 2013, our cash flows used for financing activities reflect the repurchase of approximately 10 million and 11 million shares of common stock at a cost of approximately $720 million and $625 million, respectively. At June 30, 2014, the capacity remaining under our share repurchase authorization was approximately $877 million. Refer to Note 11 of the Condensed Notes to Consolidated Financial Statements on page 26 for more information on our share repurchases. In addition, our cash flows used for financing activities during the six months ended June 30, 2013 reflect the net proceeds from the issuance of commercial paper of approximately $546 million.

Long-Term Debt and Revolving Credit Facility
In support of our capital management goals, during the first quarter of 2014, we redeemed a portion of our long-term debt, issued new long-term debt and extended the maturity date of our revolving credit facility. Refer to Note 10 of the Condensed Notes to Consolidated Financial Statements beginning on page 25 for additional information on these transactions.

Dividends
During the six months ended June 30, 2014 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 28, 2014	$.225	April 10, 2014	April 25, 2014	$80.4
May 30, 2014	.225	July 10, 2014	July 25, 2014	79.9

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements.  At both June 30, 2014 and December 31, 2013 we did not have any commercial paper outstanding. The maximum amount of commercial paper borrowings outstanding during the six months ended June 30, 2014 was $590 million.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 36% at June 30, 2014. Our existing ratings and outlooks from the nationally recognized statistical ratings organizations that rate us include the consideration of our intention to lower our debt to capital ratio to approximately 35% over the two years following the closing of the Coventry acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was approximately $81 million and $167 million for the three and six months ended June 30, 2014, respectively, and $84 million and $161 million for the three and six months ended June 30, 2013, respectively.

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

Under the share repurchase program authorized by our Board, on May 16, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during July 2014. The final number of shares repurchased under the agreement will be determined based on the volume-weighted average price of our common stock during the purchase period.

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

We have not experienced any material changes in exposures to market risk since December 31, 2013.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 49 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2014 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 13 of Condensed Notes to Consolidated Financial Statements, beginning on page 28 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 52 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended June 30, 2014:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	.3	$71.03	.3	$1,113.8
May 1, 2014 - May 31, 2014	1.7	74.74	1.7	986.2
June 1, 2014 - June 30, 2014	1.3	80.25	1.3	877.0
Total	3.3	$76.71	3.3	N/A

On February 28, 2014 and September 27, 2013, our Board authorized two separate share repurchase programs of our common stock of up to $1.0 billion and $750 million, respectively.  During the three months ended June 30, 2014, we repurchased approximately 3 million shares of common stock at a cost of approximately $255 million.  At June 30, 2014, we had remaining authorization to repurchase an aggregate of up to approximately $877 million of common stock under the February 28, 2014 program. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Under the share repurchase program authorized by our Board, on May 16, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during July 2014. The final number of shares repurchased under the agreement will be determined based on the volume-weighted average price of our common stock during the purchase period.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

3	Articles of Incorporation and By-Laws

3.1	Amended and Restated Articles of Incorporation of Aetna Inc. effective May 30, 2014, incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Form 8-K filed on June 4, 2014.

3.2	Amended and Restated By-Laws of Aetna Inc. effective May 30, 2014, incorporated herein by reference to Exhibit 3.2 to Aetna Inc.’s Form 8-K filed on June 4, 2014.

10	Material Contracts

10.1	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 30, 2014, incorporated by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on June 4, 2014. *

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 10 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 29, 2014 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	July 29, 2014	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated July 29, 2014 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic