Form 10-Q
period 2014-09-30
AETNA INC /PA/
filed 2014-10-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2014
or

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

There were 351.7 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at September 30, 2014.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2014

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 37), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2014	2013	2014	2013
Revenue:
Health care premiums	$12,588.4	$11,025.2	$36,916.2	$28,512.3
Other premiums	538.8	525.9	1,652.1	1,561.5
Group annuity contract conversion premium	—	54.1	—	54.1
Fees and other revenue (1)	1,337.7	1,233.1	3,876.0	3,326.1
Net investment income	234.6	210.0	707.1	670.1
Net realized capital gains (losses)	28.3	(12.7)	80.6	(12.2)
Total revenue	14,727.8	13,035.6	43,232.0	34,111.9
Benefits and expenses:
Health care costs (2)	10,354.5	9,161.9	30,245.6	23,548.3
Current and future benefits	521.6	557.0	1,625.9	1,655.4
Benefit expense on group annuity contract conversion	—	54.1	—	54.1
Operating expenses:
Selling expenses	422.3	353.9	1,238.1	983.3
General and administrative expenses	2,292.4	1,950.6	6,528.2	5,154.8
Total operating expenses	2,714.7	2,304.5	7,766.3	6,138.1
Interest expense	80.6	86.1	247.5	247.4
Amortization of other acquired intangible assets	59.5	65.3	183.6	149.5
Loss on early extinguishment of long-term debt	—	—	91.9	—
Reduction of reserve for anticipated future losses on
discontinued products	—	—	—	(86.0)
Total benefits and expenses	13,730.9	12,228.9	40,160.8	31,706.8
Income before income taxes	996.9	806.7	3,071.2	2,405.1
Income taxes:
Current	430.4	283.5	1,199.4	826.0
Deferred	(32.3)	4.2	56.4	36.0
Total income taxes	398.1	287.7	1,255.8	862.0
Net income including non-controlling interests	598.8	519.0	1,815.4	1,543.1
Less: Net income (loss) attributable to non-controlling interests	4.3	.4	6.6	(1.6)
Net income attributable to Aetna	$594.5	$518.6	$1,808.8	$1,544.7
Earnings per common share:
Basic	$1.68	$1.40	$5.06	$4.39
Diluted	$1.67	$1.38	$5.01	$4.35

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $26.4 million and $74.6 million (net of pharmaceutical and processing costs of $323.4 million and $914.3 million) for the three and nine months ended September 30, 2014, respectively, and $21.7 million and $62.3 million (net of pharmaceutical and processing costs of $286.3 million and $834.0 million) for the three and nine months ended September 30, 2013, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $25.9 million and $83.8 million for the three and nine months ended September 30, 2014, respectively, and $25.9 million and $85.0 million for the three and nine months ended September 30, 2013, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions)	2014	2013	2014	2013
Net income including non-controlling interests	$598.8	$519.0	$1,815.4	$1,543.1
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized losses
($(6.9), $(9.7), $(1.8) and $(62.8) pretax)	(4.5)	(6.3)	(1.2)	(40.8)
Less: reclassification of (losses) gains to earnings
($(2.8), $(3.1), $.3 and $(31.7) pretax)	(1.8)	(2.0)	.2	(20.6)
Total previously impaired debt securities (1)	(2.7)	(4.3)	(1.4)	(20.2)
All other securities:
Net unrealized (losses) gains
($(97.7), $(12.0), $326.9 and $(740.1) pretax)	(63.5)	(7.8)	212.5	(481.1)
Less: reclassification of gains (losses) to earnings
($7.6, $(21.6), $9.5 and $(26.4) pretax)	5.0	(14.1)	6.2	(17.2)
Total all other securities	(68.5)	6.3	206.3	(463.9)
Foreign currency and derivatives:
Net unrealized (losses) gains
($(16.9), $6.1, $(55.4) and $35.2 pretax)	(11.0)	4.0	(36.0)	22.9
Less: reclassification of (losses) gains to earnings
($(1.4), $(1.4), $12.8 and $(4.0) pretax)	(.9)	(.9)	8.3	(2.6)
Total foreign currency and derivatives	(10.1)	4.9	(44.3)	25.5
Pension and other postretirement benefit (“OPEB”) plans:
Amortization of net actuarial losses
($(11.9), $(19.6), $(35.7) and $(58.3) pretax)	7.8	12.7	23.2	37.9
Amortization of prior service credit
($1.1, $1.1, $3.1 and $3.0 pretax)	(.7)	(.7)	(2.0)	(2.0)
Total pension and OPEB plans	7.1	12.0	21.2	35.9
Other comprehensive (loss) income	(74.2)	18.9	181.8	(422.7)
Comprehensive income including non-controlling interests	524.6	537.9	1,997.2	1,120.4
Less: Comprehensive income (loss) attributable to non-controlling interests	4.3	.4	6.6	(1.6)
Comprehensive income attributable to Aetna	$520.3	$537.5	$1,990.6	$1,122.0

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At September 30, 2014	At December 31, 2013
Assets:
Current assets:
Cash and cash equivalents	$1,707.1	$1,412.3
Investments	2,462.0	2,063.8
Premiums receivable, net	1,414.2	1,331.2
Other receivables, net	1,987.4	1,780.8
Accrued investment income	217.7	211.1
Collateral received under securities loan agreements	870.3	792.6
Income taxes receivable	29.4	69.2
Deferred income taxes	501.5	521.5
Other current assets	2,275.3	1,536.4
Total current assets	11,464.9	9,718.9
Long-term investments	21,871.5	20,935.0
Reinsurance recoverables	757.2	782.7
Goodwill	10,295.2	10,227.5
Other acquired intangible assets, net	1,934.1	2,094.1
Property and equipment, net	668.9	721.9
Other long-term assets	1,632.0	1,419.2
Separate Accounts assets	4,401.8	3,972.5
Total assets	$53,025.6	$49,871.8

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$5,592.8	$4,547.4
Future policy benefits	713.7	734.4
Unpaid claims	715.0	705.4
Unearned premiums	554.9	458.7
Policyholders’ funds	1,955.7	1,727.3
Collateral payable under securities loan agreements	870.3	792.6
Short-term debt	75.0	—
Current portion of long-term debt	232.1	387.3
Accrued expenses and other current liabilities	3,923.1	3,226.9
Total current liabilities	14,632.6	12,580.0
Future policy benefits	6,490.9	6,656.8
Unpaid claims	1,654.1	1,619.3
Policyholders’ funds	1,194.3	1,188.0
Long-term debt, less current portion	7,606.3	7,865.3
Deferred income taxes	1,033.3	864.2
Other long-term liabilities	1,029.9	1,047.5
Separate Accounts liabilities	4,401.8	3,972.5
Total liabilities	38,043.2	35,793.6
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 351.7 million shares issued and outstanding in 2014; 2.6 billion shares authorized and 362.2 million shares issued and
outstanding in 2013) and additional paid-in capital	4,501.4	4,382.2
Retained earnings	11,150.1	10,555.4
Accumulated other comprehensive loss	(730.3)	(912.1)
Total Aetna shareholders’ equity	14,921.2	14,025.5
Non-controlling interests	61.2	52.7
Total equity	14,982.4	14,078.2
Total liabilities and equity	$53,025.6	$49,871.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Nine Months Ended September 30, 2014
Balance at December 31, 2013	362.2	$4,382.2	$10,555.4	$(912.1)	$14,025.5	$52.7	$14,078.2
Net income	—	—	1,808.8	—	1,808.8	6.6	1,815.4
Other increases in non-
controlling interest	—	—	—	—	—	1.9	1.9
Other comprehensive income (Note 7)	—	—	—	181.8	181.8	—	181.8
Common shares issued for benefit
plans, including tax benefits	2.5	119.3	—	—	119.3	—	119.3
Repurchases of common shares	(13.0)	(.1)	(974.9)	—	(975.0)	—	(975.0)
Dividends declared	—	—	(239.2)	—	(239.2)	—	(239.2)
Balance at September 30, 2014	351.7	$4,501.4	$11,150.1	$(730.3)	$14,921.2	$61.2	$14,982.4

Nine Months Ended September 30, 2013
Balance at December 31, 2012	327.6	$1,095.3	$10,343.9	$(1,033.4)	$10,405.8	$23.4	$10,429.2
Net income (loss)	—	—	1,544.7	—	1,544.7	(1.6)	1,543.1
Other increases in non-
controlling interest	—	—	—	—	—	29.5	29.5
Other comprehensive loss (Note 7)	—	—	—	(422.7)	(422.7)	—	(422.7)
Common shares issued to
acquire Coventry	52.2	3,064.6	—	—	3,064.6	—	3,064.6
Common shares issued for benefit
plans, including tax benefits	3.9	196.7	—	—	196.7	—	196.7
Repurchases of common shares	(16.2)	(.2)	(957.5)	—	(957.7)	—	(957.7)
Dividends declared	—	—	(213.2)	—	(213.2)	—	(213.2)
Balance at September 30, 2013	367.5	$4,356.4	$10,717.9	$(1,456.1)	$13,618.2	$51.3	$13,669.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2014	2013
Cash flows from operating activities:
Net income including non-controlling interests	$1,815.4	$1,543.1
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(80.6)	12.2
Depreciation and amortization	467.7	406.5
Debt fair value amortization	(42.9)	(24.2)
Equity in earnings of affiliates, net	(31.8)	(18.2)
Stock-based compensation expense	124.2	90.6
Reduction of reserve for anticipated future losses on discontinued products	—	(86.0)
Reversal of allowance and gain on sale of reinsurance recoverable	—	(49.4)
Amortization of net investment premium	54.3	38.1
Loss on early extinguishment of long-term debt	91.9	—
Changes in assets and liabilities:
Accrued investment income	(6.6)	9.4
Premiums due and other receivables	(395.7)	(308.5)
Income taxes	107.9	99.4
Other assets and other liabilities	194.0	(38.1)
Health care and insurance liabilities	784.0	(16.9)
Other, net	(3.1)	(3.4)
Net cash provided by operating activities	3,078.7	1,654.6
Cash flows from investing activities:
Proceeds from sales and maturities of investments	6,360.3	11,037.9
Cost of investments	(7,150.8)	(10,219.1)
Additions to property, equipment and software	(261.1)	(331.6)
Cash used for acquisitions, net of cash acquired	(70.7)	(1,635.9)
Other, net	10.0	2.5
Net cash used for investing activities	(1,112.3)	(1,146.2)
Cash flows from financing activities:
Repayment of long-term debt	(1,214.8)	—
Issuance of long-term debt	741.9	—
Net issuance of short-term debt	75.0	—
Deposits and interest credited for investment contracts	3.4	3.4
Withdrawals of investment contracts	(2.1)	(9.7)
Common shares issued under benefit plans, net	(36.0)	39.0
Stock-based compensation tax benefits	25.7	62.9
Common shares repurchased	(975.0)	(957.7)
Dividends paid to shareholders	(241.6)	(205.2)
Collateral on interest rate swaps	(49.9)	32.6
Contributions, non-controlling interests	1.8	29.5
Net cash used for financing activities	(1,671.6)	(1,005.2)
Net increase (decrease) in cash and cash equivalents	294.8	(496.8)
Cash and cash equivalents, beginning of period	1,412.3	2,579.2
Cash and cash equivalents, end of period	$1,707.1	$2,082.4
Supplemental cash flow information:
Interest paid	$260.2	$229.6
Income taxes paid	1,122.2	699.5

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 16 beginning on page 35 for additional information).

On May 7, 2013 (the “Acquisition Date”), we completed the acquisition of Coventry Health Care, Inc. (“Coventry”) in a transaction valued at approximately $8.7 billion, including the fair value of Coventry’s outstanding debt. Refer to Note 3 beginning on page 9 for additional information.

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2013 Annual Report on Form 10-K (our “2013 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2013 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after September 30, 2014 through the date the financial statements were issued and determined there were no other items to disclose other than as disclosed in Note 11 beginning on page 28.

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
Health Care Reform established a temporary three-year reinsurance program, whereby all issuers of major medical commercial insurance products and self-insured plan sponsors are required to contribute funding in amounts set by HHS. Funds collected will be utilized to reimburse issuers’ high claims costs incurred for qualified individual members. The expense related to this required funding is reflected in general and administrative expenses for all of our insurance products with the exception of products associated with qualified individual members; this expense for qualified individual members is reflected as a reduction of premium revenue. When annual claim costs incurred by our qualified individual members exceed a specified attachment point, we are entitled to certain reimbursements from this program. We record a receivable and offset health care costs to reflect our estimate of these recoveries. As of September 30, 2014, we recorded a receivable under the temporary three-year reinsurance program of approximately $162 million.

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

Collectively, as of September 30, 2014, we recorded an aggregate net payable of approximately $97 million under the risk adjustment and risk corridor programs.

We will perform a final reconciliation and settlement with HHS of the 2014 Cost Sharing Subsidy and 3Rs during 2015.

New Accounting Standards
Fees Paid to the Federal Government by Health Insurers
Effective January 1, 2014, we adopted new accounting guidance relating to the recognition and income statement reporting of the mandated fee to be paid to the federal government by health insurers. This guidance applies to the new health insurer fee (“HIF”) included in Health Care Reform. This new accounting guidance resulted in the establishment on January 1, 2014, of a liability for our portion of the entire estimated 2014 annual HIF. This amount is reflected in accrued expenses and other liabilities with a corresponding amount reflected in other current assets.  The estimated annual HIF is amortized into general and administrative expenses on a straight-line basis with a corresponding reduction in other current assets.  The HIF for 2014 was paid in September 2014 and is not tax deductible.

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

Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern
Effective December 31, 2016, we will adopt amended accounting guidance related to management’s evaluation about whether there is substantial doubt about an entity’s ability to continue as a going concern and the related disclosures. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

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

Pro Forma Impact of the Acquisition of Coventry
The following table presents supplemental pro forma information for the nine months ended September 30, 2013, as if the Merger had occurred on January 1, 2012. The unaudited pro forma consolidated results are not necessarily indicative of what our consolidated results would have been had the Merger been completed on January 1, 2012. In addition, the unaudited pro forma consolidated results do not purport to project the future results of the combined company nor do they reflect the expected realization of any cost savings associated with the Merger.

Nine Months Ended
(Millions, except per common share data)	September 30, 2013
Total revenue	$38,906.6
Net income attributable to Aetna	1,775.3
Earnings per share:
Basic	$4.73
Diluted	4.68

The unaudited pro forma consolidated results for the nine months ended September 30, 2013 reflect the following pro forma adjustments:

•	Elimination of intercompany transactions between Aetna and Coventry, primarily related to network rental fees.

•	Foregone interest income associated with cash and cash equivalents and investments assumed to have been used to partially fund the Merger.

•	Foregone interest income associated with adjusting the amortized cost of Coventry’s investment portfolio to fair value as of the completion of the Merger.

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

The computations of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2014	2013	2014	2013
Net income attributable to Aetna	$594.5	$518.6	$1,808.8	$1,544.7
Weighted average shares used to compute basic EPS	353.2	371.1	357.2	351.8
Dilutive effect of outstanding stock-based compensation awards	3.6	4.1	3.5	3.7
Weighted average shares used to compute diluted EPS	356.8	375.2	360.7	355.5
Basic EPS	$1.68	$1.40	$5.06	$4.39
Diluted EPS	$1.67	$1.38	$5.01	$4.35

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Stock appreciation rights (“SARs”) (1)	—	—	.4	2.2
Market stock units (“MSUs”) (2)	—	.4	.1	.4
Performance stock units (“PSUs”) (2)	.8	.9	.8	.8
Performance stock appreciation rights (“PSARs”) (2)	.7	.7	.4	.2

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
PSUs, certain MSUs with performance conditions and PSARs are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

All outstanding stock options were included in the calculation of diluted EPS for the three and nine months ended September 30, 2014 and 2013.

In connection with the May 7, 2013 acquisition of Coventry, we issued approximately 52.2 million Aetna common shares in exchange for all the outstanding shares of Coventry common stock. Those Aetna common shares were outstanding, net of any subsequent share repurchases, and included in the calculation of weighted average shares used to compute basic EPS for the entire three and nine months ended September 30, 2014, as well as for the entire three months ended September 30, 2013, and from the Acquisition Date through September 30, 2013 for the nine months ended September 30, 2013, and weighted accordingly.

5.     Operating Expenses

For the three and nine months ended September 30, 2014 and 2013, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Selling expenses	$422.3	$353.9	$1,238.1	$983.3
General and administrative expenses:
Salaries and related benefits	1,134.4	1,119.4	3,354.0	2,914.5
Other general and administrative expenses (1) (2) (3)	1,158.0	831.2	3,174.2	2,240.3
Total general and administrative expenses (4)	2,292.4	1,950.6	6,528.2	5,154.8
Total operating expenses	$2,714.7	$2,304.5	$7,766.3	$6,138.1

(1)
The three and nine months ended September 30, 2014 include fees mandated by the ACA comprised primarily of the HIF of $151.5 million and $454.0 million, respectively, and our estimated contribution to the funding of the reinsurance program of $80.5 million and $251.6 million, respectively. Refer to Note 2 beginning on page 6 for additional information on fees mandated by the ACA.

(2)
In the fourth quarter of 2012, we recorded a charge of $120.0 million pretax related to the settlement of purported class action litigation regarding Aetna’s payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $103.0 million pretax. Refer to Note 13 beginning on page 30 for additional information on the termination of the settlement agreement.

(3)
In 2008, as a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $42.2 million pretax. This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party (including the reinsurance recoverable) and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we reversed the related allowance thereby reducing second quarter 2013 other general and administrative expenses by $42.2 million pretax.

(4)
The three and nine months ended September 30, 2014 include $35.3 million and $154.8 million, respectively, of transaction and integration-related costs related to the acquisitions of Coventry and InterGlobal. The three and nine months ended September 30, 2013 include $51.2 million and $171.4 million, respectively, of transaction and integration-related costs related to the acquisition of Coventry, including advisory, legal and other professional services fees and transaction-related payments.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 14 beginning on page 33 for additional information.

6.     Investments

Total investments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,318.0	$18,620.6	$20,938.6	$1,977.4	$17,753.0	$19,730.4
Mortgage loans	130.9	1,473.2	1,604.1	84.9	1,464.7	1,549.6
Other investments	13.1	1,777.7	1,790.8	1.5	1,717.3	1,718.8
Total investments	$2,462.0	$21,871.5	$24,333.5	$2,063.8	$20,935.0	$22,998.8

At September 30, 2014 and December 31, 2013, approximately $840 million and $766 million, respectively, of investments were pledged under securities loan agreements.

Debt and Equity Securities
Debt and equity securities available for sale at September 30, 2014 and December 31, 2013 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2014
Debt securities:
U.S. government securities	$1,364.5	$79.0	$(1.2)		$1,442.3
States, municipalities and political subdivisions	4,327.5	250.5	(11.0)		4,567.0
U.S. corporate securities	7,915.7	571.4	(40.1)		8,447.0
Foreign securities	3,285.4	259.5	(13.4)		3,531.5
Residential mortgage-backed securities	913.8	22.2	(8.0)		928.0
Commercial mortgage-backed securities	1,340.3	62.6	(2.2)	(1)	1,400.7
Other asset-backed securities	517.9	6.4	(2.5)	(1)	521.8
Redeemable preferred securities	56.8	11.5	—		68.3
Total debt securities	19,721.9	1,263.1	(78.4)		20,906.6
Equity securities	37.3	.4	(5.7)		32.0
Total debt and equity securities (2)	$19,759.2	$1,263.5	$(84.1)		$20,938.6
December 31, 2013
Debt securities:
U.S. government securities	$1,396.8	$68.7	$(3.0)		$1,462.5
States, municipalities and political subdivisions	4,118.5	126.6	(82.8)		4,162.3
U.S. corporate securities	7,559.0	493.7	(110.1)		7,942.6
Foreign securities	3,209.6	198.9	(53.0)		3,355.5
Residential mortgage-backed securities	928.4	16.9	(21.1)		924.2
Commercial mortgage-backed securities	1,323.5	88.2	(4.7)	(1)	1,407.0
Other asset-backed securities	343.4	8.3	(2.1)	(1)	349.6
Redeemable preferred securities	56.8	8.6	—		65.4
Total debt securities	18,936.0	1,009.9	(276.8)		19,669.1
Equity securities	38.5	26.5	(3.7)		61.3
Total debt and equity securities (2)	$18,974.5	$1,036.4	$(280.5)		$19,730.4

(1)
At September 30, 2014 and December 31, 2013, we held securities for which we previously recognized $18.6 million and $22.8 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at September 30, 2014 and December 31, 2013 of $4.2 million and $6.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 beginning on page 35 for additional information on our accounting for discontinued products).  At September 30, 2014, debt and equity securities with a fair value of approximately $3.6 billion, gross unrealized capital gains of $360.6 million and gross unrealized capital losses of $20.8 million and, at December 31, 2013, debt and equity securities with a fair value of approximately $3.7 billion, gross unrealized capital gains of $291.3 million and gross unrealized capital losses of $60.3 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at September 30, 2014 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$1,177.9
One year through five years	5,636.2
After five years through ten years	5,693.5
Greater than ten years	5,548.5
Residential mortgage-backed securities	928.0
Commercial mortgage-backed securities	1,400.7
Other asset-backed securities	521.8
Total	$20,906.6

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at September 30, 2014 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At September 30, 2014, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.6 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include probability of default and loss severity.  At September 30, 2014, these securities had an average credit quality rating of AA+ and a weighted average duration of 2.0 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At September 30, 2014, these securities had an average credit quality rating of A+ and a weighted average duration of 1.8 years.

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

Summarized below are the debt and equity securities we held at September 30, 2014 and December 31, 2013 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014
Debt securities:
U.S. government securities	$129.8	$.5	$27.5	$.7	$157.3	$1.2
States, municipalities and political subdivisions	350.6	2.3	492.2	8.7	842.8	11.0
U.S. corporate securities	1,271.3	14.7	593.0	25.4	1,864.3	40.1
Foreign securities	441.5	6.3	181.5	7.1	623.0	13.4
Residential mortgage-backed securities	59.9	.2	205.2	7.8	265.1	8.0
Commercial mortgage-backed securities	77.4	.3	79.7	1.9	157.1	2.2
Other asset-backed securities	242.3	1.8	29.4	.7	271.7	2.5
Total debt securities	2,572.8	26.1	1,608.5	52.3	4,181.3	78.4
Equity securities	—	—	8.6	5.7	8.6	5.7
Total debt and equity securities (1)	$2,572.8	$26.1	$1,617.1	$58.0	$4,189.9	$84.1
December 31, 2013
Debt securities:
U.S. government securities	$555.9	$2.7	$13.4	$.3	$569.3	$3.0
States, municipalities and political subdivisions	1,779.9	73.1	132.4	9.7	1,912.3	82.8
U.S. corporate securities	2,196.8	88.0	170.0	22.1	2,366.8	110.1
Foreign securities	875.2	43.5	90.9	9.5	966.1	53.0
Residential mortgage-backed securities	541.1	17.3	35.0	3.8	576.1	21.1
Commercial mortgage-backed securities	162.4	4.2	25.0	.5	187.4	4.7
Other asset-backed securities	87.8	1.9	7.7	.2	95.5	2.1
Redeemable preferred securities	4.4	—	—	—	4.4	—
Total debt securities	6,203.5	230.7	474.4	46.1	6,677.9	276.8
Equity securities	—	—	16.2	3.7	16.2	3.7
Total debt and equity securities (1)	$6,203.5	$230.7	$490.6	$49.8	$6,694.1	$280.5

(1)
At September 30, 2014 and December 31, 2013, debt and equity securities in an unrealized capital loss position of $20.8 million and $60.3 million, respectively, and with related fair value of $581.1 million and $1.0 billion, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At September 30, 2014, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their carrying value.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2014 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$34.5	$.4	$34.5	$.4
One year through five years	35.1	.3	917.7	6.6	952.8	6.9
After five years through ten years	246.3	4.7	1,243.7	22.8	1,490.0	27.5
Greater than ten years	281.1	10.0	729.0	20.9	1,010.1	30.9
Residential mortgage-backed securities	6.0	—	259.1	8.0	265.1	8.0
Commercial mortgage-backed securities	4.0	.1	153.1	2.1	157.1	2.2
Other asset-backed securities	—	—	271.7	2.5	271.7	2.5
Total	$572.5	$15.1	$3,608.8	$63.3	$4,181.3	$78.4

Net realized capital gains (losses) for the three and nine months ended September 30, 2014 and 2013, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
OTTI losses on debt securities recognized in earnings	$(3.0)	$(2.4)	$(3.3)	$(29.6)
Net realized capital gains (losses), excluding OTTI losses on debt securities	31.3	(10.3)	83.9	17.4
Net realized capital gains (losses)	$28.3	$(12.7)	$80.6	$(12.2)

The net realized capital gains for the three and nine months ended September 30, 2014 were primarily attributable to gains from sales of debt securities. The net realized capital gains for the nine months ended September 30, 2014 were also attributable to gains from the sales of equity securities and the recognition of a gain on the termination of interest rate swaps during the first quarter of 2014. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 27 for more information on the termination of the outstanding interest rate swaps in the first quarter of 2014. The net realized capital losses for the three months ended September 30, 2013 were primarily attributable to losses from sales of debt securities and yield-related OTTI on debt securities. The net realized capital losses for the nine months ended September 30, 2013 were primarily attributable to yield-related OTTI on debt securities, primarily on U.S. Treasury securities, which was partially offset by gains from sales of other debt securities.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Proceeds on sales	$955.3	$1,434.0	$2,979.0	$5,216.5
Gross realized capital gains	34.2	25.0	78.7	83.9
Gross realized capital losses	5.1	34.9	27.1	78.3

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and nine months ended September 30, 2014 and 2013 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
New mortgage loans	$44.1	$62.8	$185.0	$126.4
Mortgage loans fully repaid	17.3	49.1	73.9	168.7

At September 30, 2014 and December 31, 2013, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at September 30, 2014 or December 31, 2013. During the three and nine months ended September 30, 2014 and 2013, we had no mortgage loans foreclosed.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are potentially at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure.  Based upon our most recent assessments at September 30, 2014 and December 31, 2013, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	September 30, 2014	December 31, 2013
1	$75.2	$69.2
2 to 4	1,466.7	1,399.6
5	21.5	30.6
6 and 7	40.7	50.2
Total	$1,604.1	$1,549.6

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at September 30, 2014 and December 31, 2013 of approximately $210 million and $205 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.7 billion and $5.8 billion at September 30, 2014 and December 31, 2013, respectively.  The hedge fund partnership had total assets of approximately $7.1 billion and $7.0 billion at September 30, 2014 and December 31, 2013, respectively.

Non-controlling (Minority) Interests
At September 30, 2014 and December 31, 2013, continuing business non-controlling interests were approximately $61 million and $53 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $4.3 million and $6.6 million for the three and nine months ended September 30, 2014, respectively. Net income attributable to non-controlling interests was $.4 million for the three months ended September 30, 2013, and net loss attributable to non-controlling interests was $1.6 million for the nine months ended September 30, 2013. These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Debt securities	$198.9	$193.9	$595.2	$573.9
Mortgage loans	24.1	27.2	82.1	76.1
Other investments	22.5	(2.2)	57.9	46.8
Gross investment income	245.5	218.9	735.2	696.8
Investment expenses	(10.9)	(8.9)	(28.1)	(26.7)
Net investment income (1)	$234.6	$210.0	$707.1	$670.1

(1)
Net investment income includes $72.5 million and $216.4 million for the three and nine months ended September 30, 2014, respectively, and $61.5 million and $210.3 million for the three and nine months ended September 30, 2013, respectively, related to investments supporting our experience-rated and discontinued products.

7.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Credit
Nine months ended September 30, 2014
Balance at December 31, 2013	$34.2		$326.8		$.4		$(1,293.8)		$20.3		$(912.1)
Other comprehensive (loss) income
before reclassifications	(1.2)		212.5		(36.0)		—		—		175.3
Amounts reclassified from accumulated
other comprehensive income	(.2)	(2)	(6.2)	(2)	(8.3)	(3)	23.2	(4)	(2.0)	(4)	6.5
Other comprehensive (loss) income	(1.4)		206.3		(44.3)		23.2		(2.0)		181.8
Balance at September 30, 2014	$32.8		$533.1		$(43.9)		$(1,270.6)		$18.3		$(730.3)
Nine months ended September 30, 2013
Balance at December 31, 2012	$57.3		$825.2		$(29.5)		$(1,909.4)		$23.0		$(1,033.4)
Other comprehensive (loss) income
before reclassifications	(40.8)		(481.1)		22.9		—		—		(499.0)
Amounts reclassified from accumulated
other comprehensive income	20.6	(2)	17.2	(2)	2.6	(3)	37.9	(4)	(2.0)	(4)	76.3
Other comprehensive (loss) income	(20.2)		(463.9)		25.5		37.9		(2.0)		(422.7)
Balance at September 30, 2013	$37.1		$361.3		$(4.0)		$(1,871.5)		$21.0		$(1,456.1)

(1)	Represents unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the effective portion of derivatives related to interest rate swaps which are reflected in interest expense and were not material during the nine months ended September 30, 2014 or 2013. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 27 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for additional information.

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

The fair values of our Level 2 debt securities are obtained using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at September 30, 2014 or December 31, 2013.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at September 30, 2014 or December 31, 2013.  The total fair value of our broker quoted debt securities was approximately $115 million at September 30, 2014 and $103 million at December 31, 2013.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at September 30, 2014 and December 31, 2013 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Debt securities:
U.S. government securities	$1,232.7	$209.6	$—	$1,442.3
States, municipalities and political subdivisions	—	4,565.8	1.2	4,567.0
U.S. corporate securities	—	8,398.4	48.6	8,447.0
Foreign securities	—	3,502.8	28.7	3,531.5
Residential mortgage-backed securities	—	928.0	—	928.0
Commercial mortgage-backed securities	—	1,393.2	7.5	1,400.7
Other asset-backed securities	—	479.4	42.4	521.8
Redeemable preferred securities	—	64.2	4.1	68.3
Total debt securities	1,232.7	19,541.4	132.5	20,906.6
Equity securities	8.9	—	23.1	32.0
Derivatives	—	.2	—	.2
Total	$1,241.6	$19,541.6	$155.6	$20,938.8
Liabilities:
Derivatives	$—	$38.6	$—	$38.6
December 31, 2013
Assets:
Debt securities:
U.S. government securities	$1,237.5	$225.0	$—	$1,462.5
States, municipalities and political subdivisions	—	4,161.0	1.3	4,162.3
U.S. corporate securities	—	7,911.4	31.2	7,942.6
Foreign securities	—	3,311.6	43.9	3,355.5
Residential mortgage-backed securities	—	924.2	—	924.2
Commercial mortgage-backed securities	—	1,399.5	7.5	1,407.0
Other asset-backed securities	—	317.3	32.3	349.6
Redeemable preferred securities	—	61.3	4.1	65.4
Total debt securities	1,237.5	18,311.3	120.3	19,669.1
Equity securities	17.1	—	44.2	61.3
Derivatives	—	49.1	—	49.1
Total	$1,254.6	$18,360.4	$164.5	$19,779.5
Liabilities:
Derivatives	$—	$1.9	$—	$1.9

There were no transfers between Levels 1 and 2 during the three or nine months ended September 30, 2014 or 2013.

The gross transfers into (out of) Level 3 during the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Gross transfers into Level 3	$1.9	$3.8	$1.9	$3.8
Gross transfers out of Level 3	(2.0)	(21.7)	(15.3)	(48.9)
Net transfers out of Level 3	$(.1)	$(17.9)	$(13.4)	$(45.1)

Gross transfers into and out of Level 3 during the three months ended September 30, 2014 primarily related to other asset-backed securities. Gross transfers out of Level 3 during the nine months ended September 30, 2014 primarily related to foreign debt securities, while gross transfers into Level 3 during the nine months ended September 30, 2014 primarily related to other asset-backed securities. Gross transfers out of Level 3 during the three and nine months ended September 30, 2013 primarily related to securities of states, municipalities and political subdivisions, U.S. corporate securities and foreign debt securities. The fair value of securities transferred out of Level 3 had been based on broker quotes and effective in each of the three and nine months ended September 30, 2014 and 2013 are based primarily on a matrix pricing model, which uses quoted market prices of debt securities with similar characteristics. Gross transfers into Level 3 during the three and nine months ended September 30, 2013 primarily related to foreign debt securities and were primarily due to quoted prices for certain securities no longer being available in active markets.

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

Equity securities: Certain of our equity securities are carried at cost. The fair value of our cost-method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Mortgage loans	$1,604.1	$—	$—	$1,654.8	$1,654.8
Bank loans	232.0	—	219.2	9.7	228.9
Equity securities (1)	30.0	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	9.0	—	—	9.0	9.0
Without a fixed maturity	563.1	—	—	558.8	558.8
Long-term debt	7,838.4	—	8,452.8	—	8,452.8

December 31, 2013
Assets:
Mortgage loans	$1,549.6	$—	$—	$1,584.8	$1,584.8
Bank loans	181.7	—	171.5	9.8	181.3
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.9	—	—	8.9	8.9
Without a fixed maturity	572.3	—	—	553.2	553.2
Long-term debt	8,252.6	—	8,670.6	—	8,670.6

(1)	It was not practical to estimate the fair value of the cost-method investment as it represents common stock of an unlisted company.

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 20.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified as Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014				December 31, 2013
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$853.4	$2,467.3	$3.0	$3,323.7	$726.4	$2,227.0	$.6	$2,954.0
Equity securities	182.2	5.7	—	187.9	188.4	3.3	—	191.7
Derivatives	—	1.5	—	1.5	—	.8	—	.8
Common/collective trusts	—	637.6	—	637.6	—	710.4	—	710.4
Total (1)	$1,035.6	$3,112.1	$3.0	$4,150.7	$914.8	$2,941.5	$.6	$3,856.9

(1)	Excludes $251.1 million and $115.6 million of cash and cash equivalents and other receivables at September 30, 2014 and December 31, 2013, respectively.

During the three and nine months ended September 30, 2014 and 2013, we had an immaterial amount of Level 3 Separate Accounts financial assets. Gross transfers of Separate Accounts financial assets out of Level 3 during the nine months ended September 30, 2013 were $4.6 million. For the three and nine months ended September 30, 2014 and 2013, there were no transfers of Separate Accounts financial assets between Levels 1 and 2 and no transfers of Separate Accounts financial assets into or out of Level 3 except as described in the immediately preceding sentence.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of September 30, 2014 and December 31, 2013 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
September 30, 2014
Derivatives	$.2	$9.8	$—	$10.0
Total	$.2	$9.8	$—	$10.0

December 31, 2013
Derivatives	$49.1	$13.3	$(47.1)	$15.3
Total	$49.1	$13.3	$(47.1)	$15.3

(1) There were no amounts offset in our balance sheets at September 30, 2014 or December 31, 2013.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of September 30, 2014 and December 31, 2013 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
September 30, 2014
Derivatives	$38.6	$—	$(38.1)	$.5
Securities lending	870.3	(870.3)	—	—
Total	$908.9	$(870.3)	$(38.1)	$.5

December 31, 2013
Derivatives	$1.9	$—	$(.7)	$1.2
Securities lending	792.6	(792.6)	—	—
Total	$794.5	$(792.6)	$(.7)	$1.2

(1) There were no amounts offset in our balance sheets at September 30, 2014 or December 31, 2013.

9.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$—	$—	$—	$—	$—	$—	$—	$—
Amortization of prior service credit	(.2)	(.1)	(.4)	(.3)	(.9)	(1.0)	(2.7)	(2.7)
Interest cost	72.1	67.9	216.3	203.6	3.0	2.8	8.9	8.3
Expected return on plan assets	(105.6)	(99.1)	(316.7)	(297.3)	(.7)	(.6)	(2.3)	(1.8)
Recognized net actuarial losses	11.7	19.0	35.0	56.6	.2	.6	.7	1.7
Net periodic benefit (income) cost	$(22.0)	$(12.3)	$(65.8)	$(37.4)	$1.6	$1.8	$4.6	$5.5

We do not expect to make a voluntary cash contribution to our tax-qualified noncontributory defined benefit pension plan (the “Aetna Pension Plan”) in 2014.

In July 2014, we announced an enhancement to the Aetna Pension Plan, whereby effective December 1, 2014, we will provide certain current and future former employees with deferred vested Aetna Pension Plan balances an election to receive a 100% lump-sum distribution. This election is a permanent addition to the Aetna Pension Plan. In addition, in July 2014, we announced a limited-time offer to certain former employees with deferred vested Aetna Pension Plan balances that they can elect a 100% lump-sum pension distribution. The limited-time offer had to be accepted by October 10, 2014, with documentation submitted by November 5, 2014, and the resulting distributions will be paid during the fourth quarter of 2014. The amount of the one-time, non-cash settlement charge, if any, associated with the limited-time offer will be dependent upon the final acceptance rate by the eligible former employees and other factors contributing to re-measurement of the Aetna Pension Plan assets and obligations.  We intend to fund the resulting distributions using existing Aetna Pension Plan assets.

10.    Debt

The carrying value of our long-term debt at September 30, 2014 and December 31, 2013 was as follows:

(Millions)	September 30, 2014	December 31, 2013
Senior notes, 6.3%, due 2014 (1)	$—	$387.3
Senior notes, 6.125%, due 2015	232.1	240.6
Senior notes, 6.0%, due 2016	—	748.9
Senior notes, 5.95%, due 2017	422.3	434.2
Senior notes, 1.75%, due 2017	249.1	248.9
Senior notes, 1.5%, due 2017	498.5	498.2
Senior notes, 6.5%, due 2018	495.1	494.9
Senior notes, 2.2%, due 2019	374.7	—
Senior notes, 3.95%, due 2020	744.9	744.3
Senior notes, 5.45%, due 2021	692.0	702.3
Senior notes, 4.125%, due 2021	495.4	494.8
Senior notes, 2.75%, due 2022	986.3	985.1
Senior notes, 6.625%, due 2036	769.8	769.8
Senior notes, 6.75%, due 2037	530.7	530.6
Senior notes, 4.5%, due 2042	480.6	480.1
Senior notes, 4.125%, due 2042	492.8	492.6
Senior notes, 4.75%, due 2044	374.1	—
Total long-term debt	7,838.4	8,252.6
Less current portion of long-term debt (2)	232.1	387.3
Total long-term debt, less current portion	$7,606.3	$7,865.3

(1)	The 6.3% senior notes were repaid in August 2014. These notes were classified as current in the consolidated balance sheet as of December 31, 2013.

(2)	At September 30, 2014, our 6.125% senior notes due January 2015 were classified as current in the accompanying consolidated balance sheet.

At September 30, 2014, we had approximately $75 million of commercial paper outstanding with a weighted average interest rate of .21%. At December 31, 2013 we did not have any commercial paper outstanding.

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

In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2017. At September 30, 2014, these interest rate swaps had a pretax fair value loss of $26.8 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

In April 2014, we entered into an interest rate swap with a notional value of $250 million. We designated this swap as a cash flow hedge against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2018. At September 30, 2014, this interest rate swap had a pretax fair value loss of $11.2 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .070% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at September 30, 2014.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at September 30, 2014.  There were no amounts outstanding under the Facility at any time during the nine months ended September 30, 2014 or 2013.

11.    Capital Stock

On February 28, 2014 and September 27, 2013, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion and $750 million, respectively.  During the nine months ended September 30, 2014, we repurchased approximately 13 million shares of common stock at a cost of approximately $975 million.  At September 30, 2014, we had remaining authorization to repurchase an aggregate of up to approximately $622 million of common stock under the February 28, 2014 program. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Under the share repurchase program authorized by our Board, on May 16, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during July 2014. During July 2014, we repurchased approximately 1.2 million shares of our common stock under that agreement based on the volume-weighted average price of our common stock during the purchase period.

Under the share repurchase program authorized by our Board, on August 5, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during October 2014. The final number of shares repurchased under that agreement will be determined based on the volume-weighted average price of our common stock during the purchase period.

During the nine months ended September 30, 2014 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 28, 2014	$.225	April 10, 2014	April 25, 2014	$80.4
May 30, 2014	.225	July 10, 2014	July 25, 2014	79.6
September 19, 2014	.225	October 16, 2014	October 31, 2014	79.2

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

There were no material SARs granted during the second or third quarters of 2014.

12.    Dividend Restrictions and Statutory Surplus

Under applicable regulatory requirements at September 30, 2014, the amount of dividends that may be paid through the end of 2014 by our insurance and HMO subsidiaries without prior approval by regulatory authorities is approximately $1.2 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the third quarter of 2014, our insurance and HMO subsidiaries paid approximately $366 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $8.7 billion and $8.4 billion at September 30, 2014 and December 31, 2013, respectively.

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

There also continues to be heightened review by regulatory authorities of, and increased litigation regarding, our and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including the use of performance-based networks and termination of provider contracts), calculation of minimum medical loss ratios, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices, sales practices, and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).

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

14.    Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  The acquired Coventry operations are reflected in our Health Care segment for the three and nine months ended September 30, 2014 and 2013. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the service cost and prior service cost components of this expense are allocated to our business segments). Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Summarized financial information of our segments for the three and nine months ended September 30, 2014 and 2013 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended September 30, 2014
Revenue from external customers	$13,898.4	$559.5	$7.0	$—	$14,464.9
Operating earnings (loss) (1)	625.6	47.9	4.9	(39.8)	638.6
Three Months Ended September 30, 2013
Revenue from external customers (2)	$12,228.7	$510.7	$98.9	$—	$12,838.3
Operating earnings (loss) (1)	627.5	20.5	6.2	(49.9)	604.3
Nine Months Ended September 30, 2014
Revenue from external customers	$40,707.1	$1,659.9	$77.3	$—	$42,444.3
Operating earnings (loss) (1)	1,928.9	149.7	15.1	(123.1)	1,970.6
Nine Months Ended September 30, 2013
Revenue from external customers (2)	$31,743.0	$1,536.8	$174.2	$—	$33,454.0
Operating earnings (loss) (1)	1,732.8	83.0	16.2	(128.6)	1,703.4

(1)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

(2)
In the third quarter of 2013, pursuant to contractual rights exercised by the contract holder, an existing group annuity contract converted from a participating to a non-participating contract. Upon conversion, we recorded $54.1 million of non-cash group annuity conversion premium for this contract and a corresponding $54.1 million non-cash benefit expense on group annuity conversion for this contract during the third quarter of 2013.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Operating earnings (1)	$638.6	$604.3	$1,970.6	$1,703.4
Transaction and integration-related costs, net of tax	(23.7)	(34.6)	(101.9)	(140.6)
Loss on early extinguishment of long-term debt, net of tax	—	—	(59.7)	—
Release of litigation-related reserve, net of tax	—	—	67.0	—
Reduction of reserve for anticipated future losses on discontinued products, net of tax	—	—	—	55.9
Reversal of allowance and gain on sale of reinsurance recoverable, net of tax	—	—	—	32.1
Amortization of other acquired intangible assets, net of tax	(38.7)	(42.5)	(119.4)	(97.2)
Net realized capital gains (losses), net of tax	18.3	(8.6)	52.2	(8.9)
Net income attributable to Aetna	$594.5	$518.6	$1,808.8	$1,544.7

(1)
In addition to net realized capital gains (losses) and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs of $23.7 million ($35.3 million pretax) and $101.9 million ($154.8 million pretax) during the three and nine months ended September 30, 2014, respectively, related to the acquisitions of Coventry and InterGlobal, and $34.6 million ($51.2 million pretax) and $140.6 million ($189.6 million pretax) during the three and nine months ended September 30, 2013, respectively, related to the acquisition of Coventry. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Acquisition Date, the negative cost of carry was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Acquisition Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings.

•	In the first quarter of 2014, we incurred a loss on the early extinguishment of long-term debt of $59.7 million ($91.9 million pretax) related to the redemption of our 6.0% senior notes due 2016.

•
In the fourth quarter of 2012, we recorded a charge of $78.0 million ($120.0 million pretax) related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67.0 million ($103.0 million pretax). Refer to Note 13 beginning on page 30 for additional information on the termination of the settlement agreement.

•
In the second quarter of 2013, we reduced the reserve for anticipated future losses on discontinued products by $55.9 million ($86.0 million pretax). We believe excluding any changes in the reserve for anticipated future losses on discontinued products from operating earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results. Refer to Note 16 beginning on page 35 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

•
In 2008, as a result of the liquidation proceedings of Lehman Re, a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party (including the reinsurance recoverable) and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we reversed the related allowance thereby reducing second quarter 2013 other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue.

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

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. At both September 30, 2014 and December 31, 2013, our remaining GIC liability was not material. This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, $55.9 million ($86.0 million pretax) of the reserve was released in the nine months ended September 30, 2013. This reserve release was primarily due to favorable investment performance as well as favorable retirement experience compared to assumptions we previously made in estimating the reserve.  The reserve at each of September 30, 2014 and December 31, 2013 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2014 and 2013 (pretax) was as follows:

(Millions)	2014	2013
Reserve, beginning of period	$979.5	$978.5
Operating income (loss)	3.2	(8.5)
Net realized capital gains	25.8	73.7
Reserve reduction	—	(86.0)
Reserve, end of period	$1,008.5	$957.7

During the nine months ended September 30, 2014, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities. During the nine months ended September 30, 2013, our discontinued products reflected an operating loss and net realized capital gains, primarily attributable to gains from other invested assets and from the sale of debt securities. We evaluated these results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and did not believe that an adjustment to the reserve was required at September 30, 2014.

Assets and liabilities supporting discontinued products at September 30, 2014 and December 31, 2013 were as follows: (1)

(Millions)	2014	2013
Assets:
Debt and equity securities available for sale	$2,322.4	$2,372.6
Mortgage loans	408.0	407.0
Other investments	675.7	663.9
Total investments	3,406.1	3,443.5
Other assets	112.3	85.2
Collateral received under securities loan agreements	222.1	204.4
Current and deferred income taxes	—	14.4
Receivable from continuing products (2)	558.0	533.1
Total assets	$4,298.5	$4,280.6
Liabilities:
Future policy benefits	$2,685.5	$2,804.8
Reserve for anticipated future losses on discontinued products	1,008.5	979.5
Collateral payable under securities loan agreements	222.1	204.4
Current and deferred income taxes	1.8	—
Other liabilities (3)	380.6	291.9
Total liabilities	$4,298.5	$4,280.6

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $93 million and $284 million for the three and nine months ended September 30, 2014, respectively, and $98 million and $296 million for the three and nine months ended September 30, 2013, respectively. There were no material participant-directed withdrawals from our discontinued products during the three or nine months ended September 30, 2014 or 2013.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2014, the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2014 and 2013, and the related consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management.
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
October 28, 2014

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 46 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers’ compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”).  On May 7, 2013 (the “Acquisition Date”), we acquired Coventry Health Care, Inc. (“Coventry”). Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at September 30, 2014 and December 31, 2013 and operating results for the three and nine months ended September 30, 2014 and 2013. The Coventry acquisition significantly impacts the comparability of our results for the nine months ended September 30, 2014 to the corresponding period in 2013 as only approximately five months of Coventry’s results were included in the corresponding period in 2013.  This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2013 Annual Report on Form 10-K (the “2013 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Revenue:
Health Care	$14,012.6	$12,299.8	$41,044.2	$31,970.2
Group Insurance	628.7	573.7	1,871.3	1,747.6
Large Case Pensions	86.5	162.1	316.5	394.1
Total revenue	14,727.8	13,035.6	43,232.0	34,111.9
Net income attributable to Aetna	594.5	518.6	1,808.8	1,544.7
Operating earnings: (1)
Health Care	625.6	627.5	1,928.9	1,732.8
Group Insurance	47.9	20.5	149.7	83.0
Large Case Pensions	4.9	6.2	15.1	16.2
Cash flows from operations			3,078.7	1,654.6

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 41 for a discussion of non-GAAP measures.  Refer to pages 43, 47 and 49 for a reconciliation of operating earnings to net income attributable to Aetna for Health Care, Group Insurance and Large Case Pensions, respectively.

We analyze our operating results based on operating earnings, which excludes from net income attributable to Aetna net realized capital gains and losses and amortization of other acquired intangible assets as well as other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Our operating earnings increased for the three months ended September 30, 2014 compared to the corresponding period in 2013 primarily as a result of higher underwriting margins (calculated as premiums less health care costs) in our Health Care segment and higher underwriting margins (calculated as premiums less current and future benefits) in our Group Insurance segment partially offset by higher general and administrative expenses due to increased investment spend to support growth, primarily in our Government business. Our operating earnings increased for the nine months ended September 30, 2014 compared to the corresponding period in 2013 primarily as a result of the May 2013 acquisition of Coventry, as well as higher underwriting margins in our Health Care and Group Insurance segments.

Total revenue increased during the three months ended September 30, 2014 compared to the corresponding period in 2013 primarily due to membership growth in our Health Care businesses and the effects of pricing actions designed to recover fees and taxes mandated by the ACA. Total revenue increased during the nine months ended September 30, 2014 compared to the corresponding period in 2013 primarily due to higher Health Care premiums from the May 2013 acquisition of Coventry, as well as membership growth in our Health Care businesses and the effects of pricing actions designed to recover fees and taxes mandated by the ACA.

At September 30, 2014, we served approximately 23.6 million medical members (consisting of approximately 40% Insured members and 60% administrative services contract (“ASC”) members), 15.4 million dental members and 15.4 million pharmacy benefit management services members.  At September 30, 2013, we served approximately 22.2 million medical members (consisting of approximately 39% Insured members and 61% ASC members), 14.2 million dental members and 14.1 million pharmacy benefit management services members.

We continued to generate strong cash flows from operations in 2014 and 2013, generating $3.3 billion and $1.9 billion of cash flows from operations in our Health Care and Group Insurance businesses during the nine months ended September 30, 2014 and 2013, respectively.  During 2014, these cash flows funded our ordinary course operating activities as well as the following:

•	Repurchases of shares of our common stock of approximately $975 million;

•	The payment of our portion of the health insurer fee of approximately $605 million in the third quarter of 2014;

•	The repayment of the entire $375 million aggregate principal amount of our 6.3% senior notes due August 2014;

•	The payment of cash dividends to shareholders of approximately $242 million; and

•	The acquisition of the InterGlobal group (“InterGlobal”).

Refer to “Liquidity and Capital Resources” beginning on page 52 and Note 11 of Condensed Notes to Consolidated Financial Statements on page 28 for additional information.

Acquisition of Coventry Health Care, Inc.
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

On October 1, 2013, public health insurance exchanges (“Public Exchanges”) became available for consumers to access and begin the enrollment process for coverage beginning January 1, 2014. Through September 30, 2014, our Public Exchange membership has continued to exceed our initial projections.

In addition, because we included a portion of the 2014 Health Care Reform fees, assessments and taxes in the pricing for our 2013 contract renewals with member months in 2014, we experienced a temporary operating earnings benefit in 2013. We expect this benefit to be greatly diminished in 2014. We paid our approximately $605 million portion of the non tax-deductible health insurer fee in September 2014. This fee is being recorded within operating expenses on a straight-line basis. In aggregate, we expect our portion of the total fees, taxes and assessments imposed by Health Care Reform to be approximately $1.0 billion in 2014.

Federal budget negotiations, the technical problems with the federal health insurance exchange website, ongoing regulatory changes to Health Care Reform (such as the November 2013 action permitting renewal through 2014 of individual and small group insurance policies that do not comply with Health Care Reform and the March 2014 action permitting such renewal through 2017), pending efforts in the U.S. Congress to amend or restrict funding for various aspects of Health Care Reform and litigation challenging aspects of the law continue to create uncertainty about the ultimate impact of Health Care Reform. Examples of this uncertainty include the conflicting decisions issued by the United States Courts of Appeals for the District of Columbia Circuit and for the Fourth Circuit on July 22, 2014, concerning whether the Internal Revenue Service may make tax credits available as a form of subsidy to individuals who purchase health insurance through Public Exchanges established by the federal government (“Federal Exchanges”). The District of Columbia Circuit ruled that tax subsidies are only available through Public Exchanges established by the states. It is expected that one or both of these cases will be subject to further appeal or review, possibly including review by the United States Supreme Court. The District of Columbia Circuit subsequently rescinded its July 22, 2014 ruling and scheduled a rehearing of the matter by the full District of Columbia Circuit in December 2014. We will continue to enroll and insure members through the Federal Exchanges pending the resolution of these and other pending cases. If the payment of subsidies with respect to members who enroll through the Federal Exchanges ultimately is invalidated, it could result in a significant reduction in Aetna’s Public Exchange membership because almost all of Aetna’s Public Exchange membership is through Federal Exchanges, and most of those members benefit from a tax subsidy.

In May 2014, the Centers for Medicare & Medicaid Services (“CMS”) published a final rule on Public Exchanges.  The final rule provides that payments to health plans under the risk corridor program required by Health Care Reform will no longer be limited to the aggregate amount of the risk corridor collections received by the U.S. Department of Health and Human Services (“HHS”) over the duration of the risk corridor program. However, it is possible that payments to health plans under the risk corridor program will require additional appropriation legislation to be passed by the U.S. Congress.

We cannot predict whether pending or future federal or state legislation or court proceedings, including future U.S. Congressional appropriations and the proceedings relating to tax credits for Federal Exchange members described above, will change various aspects of Health Care Reform or state level health care reform, nor can we predict the impact those changes will have on our business operations and/or financial results, but the effects could be materially adverse.

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

Health Care Reform ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Beginning in 2015, plans must have a star rating of four or higher to qualify for bonus payments. CMS released our 2015 star ratings in October 2014. Our 2015 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2016. Our average 2015 star rating is 4.00. Based on our membership as of September 1, 2014, 99.8% of our Medicare Advantage members were in plans with 2015 star ratings of at least 3.5 stars, and 79.4% of our Medicare Advantage members were in plans with 2015 star ratings of at least 4.0 stars.

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

Management Update
In July 2014, Harold L. Paz, M.D., M.S., joined Aetna as Executive Vice President and Chief Medical Officer.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and consistent with our segment disclosure included in Note 14 of Condensed Notes to Consolidated Financial Statements beginning on page 33.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. The acquired Coventry operations are reflected in our Health Care segment for 2014 and the entire three months ended September 30, 2013 and from the Acquisition Date through September 30, 2013 for the nine months ended September 30, 2013.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

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

Operating Summary for the Three and Nine Months Ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Premiums:
Commercial	$7,268.9	$6,553.6	$21,279.0	$17,835.6
Government	5,319.5	4,471.6	15,637.2	10,676.7
Total premiums	12,588.4	11,025.2	36,916.2	28,512.3
Fees and other revenue	1,310.0	1,203.5	3,790.9	3,230.7
Net investment income	93.4	74.1	269.0	227.7
Net realized capital gains (losses)	20.8	(3.0)	68.1	(.5)
Total revenue	14,012.6	12,299.8	41,044.2	31,970.2
Health care costs	10,354.5	9,161.9	30,245.6	23,548.3
Operating expenses:
Selling expenses	393.3	327.9	1,152.1	903.8
General and administrative expenses	2,223.8	1,881.1	6,331.7	4,990.7
Total operating expenses	2,617.1	2,209.0	7,483.8	5,894.5
Amortization of other acquired intangible assets	59.4	64.2	182.4	146.2
Total benefits and expenses	13,031.0	11,435.1	37,911.8	29,589.0
Income before income taxes	981.6	864.7	3,132.4	2,381.2
Income taxes	401.7	314.9	1,308.8	873.8
Net income including non-controlling interests	579.9	549.8	1,823.6	1,507.4
Less: Net income (loss) attributable to non-controlling interests	3.2	.7	4.1	(2.7)
Net income attributable to Aetna	$576.7	$549.1	$1,819.5	$1,510.1

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Net income attributable to Aetna	$576.7	$549.1	$1,819.5	$1,510.1
Transaction and integration-related costs, net of tax	23.7	34.4	101.9	126.4
Release of litigation-related reserve, net of tax	—	—	(67.0)	—
Amortization of other acquired intangible assets, net of tax	38.6	41.7	118.6	95.0
Net realized capital (gains) losses, net of tax	(13.4)	2.3	(44.1)	1.3
Operating earnings	$625.6	$627.5	$1,928.9	$1,732.8

(1)
In addition to net realized capital gains and amortization of other acquired intangible assets, the following items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the three and nine months ended September 30, 2014, we incurred transaction and integration-related costs related to the acquisitions of Coventry and InterGlobal of $23.7 million ($35.3 million pretax) and $101.9 million ($154.8 million pretax), respectively, all of which was recorded in our Health Care segment. During the three and nine months ended September 30, 2013, we incurred transaction and integration-related costs related to the acquisition of Coventry of $34.6 million ($51.2 million pretax) and $140.6 million ($189.6 million pretax), respectively, of which $34.4 million ($50.8 million pretax) and $126.4 million ($167.7 million pretax), respectively, were recorded in our Health Care segment. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include transaction-related payments as well as expenses related to the negative cost of carry associated with the permanent financing that we obtained in November 2012 for the Coventry acquisition. Prior to the Acquisition Date, the negative cost of carry associated with the permanent financing was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense, net investment income, and general and administrative expenses. On and after the Acquisition Date, the interest expense and general and administrative expenses associated with the permanent financing are no longer excluded from operating earnings. These are other items because they neither relate to the ordinary course of our business nor reflect our underlying business performance.

•
In the fourth quarter of 2012, we recorded a charge of $78.0 million ($120.0 million pretax) related to the settlement of purported class action litigation regarding Aetna’s payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the first quarter of 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67.0 million ($103.0 million pretax). Refer to Note 13 beginning on page 30 for additional information on the termination of the settlement agreement.

Operating earnings for the three months ended September 30, 2014 were relatively flat when compared to the corresponding period in 2013, primarily as a result of higher underwriting margins in both our Government and Commercial businesses more than offset by higher general and administrative expenses due to increased investment spend to support growth, primarily in our Government business. Operating earnings increased for the nine months ended September 30, 2014 primarily as a result of higher underwriting margins in both our Government and Commercial businesses, as well as the May 2013 acquisition of Coventry.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three and nine months ended September 30, 2014 and 2013, our MBRs by product were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Commercial	81.0%	80.5%	79.6%	79.5%
Government	84.0%	87.0%	85.1%	87.7%
Total	82.3%	83.1%	81.9%	82.6%

Refer to our discussion of Commercial and Government results below for an explanation of the changes in our premiums and MBRs.

Commercial operating results for the three and nine months ended September 30, 2014 reflect improved underwriting margins. Commercial operating results for the nine months ended September 30, 2014 also reflect the full period impact of the May 2013 acquisition of Coventry.
Commercial premiums increased approximately $715 million and $3.4 billion for the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in Commercial premiums for the three months ended September 30, 2014 compared to the corresponding period in 2013 is primarily a result of higher membership in our Commercial Insured business, the effects of pricing actions designed to recover fees and taxes mandated by the ACA and higher premium rates. The increase in Commercial premiums for the nine months ended September 30, 2014 compared to the corresponding period in 2013 is primarily a result of the May 2013 acquisition of Coventry, as well as higher membership in our Commercial Insured business, the effects of pricing actions designed to recover fees and taxes mandated by the ACA and higher premium rates.

Our Commercial MBR was 81.0% and 79.6% for the three and nine months ended September 30, 2014, respectively, compared to 80.5% and 79.5% for the corresponding periods in 2013. The increase in our Commercial MBR during the three months ended September 30, 2014 is primarily a result of medical cost performance in our smaller middle-market business, costs associated with new hepatitis C treatments, and performance in our individual business, which reflects the impact of programs mandated by the ACA in 2014. This result was partially offset by higher premiums driven in part by pricing actions designed to recover fees and taxes mandated by the ACA. The increase in our Commercial MBR during the nine months ended September 30, 2014 is primarily a result of costs associated with new hepatitis C treatments and performance in our individual business, which reflects the impact of programs mandated by the ACA in 2014 almost entirely offset by higher premiums driven in part by pricing actions designed to recover fees and taxes mandated by the ACA. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2013 Annual Report for a discussion of Health Care Costs Payable at December 31, 2013.

Government results for the three and nine months ended September 30, 2014 reflect improved underwriting margins. Government results for the nine months ended September 30, 2014 also reflect the full period impact of the acquisition of Coventry.
Government premiums increased approximately $848 million and $5.0 billion for the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in Government premiums for the three months ended September 30, 2014 is primarily a result of membership growth in both our Medicaid and Medicare Insured products. The increase in Government premiums for the nine months ended September 30, 2014 is primarily a result of the May 2013 acquisition of Coventry and membership growth in both our Medicare and Medicaid Insured products.

Our Government MBR was 84.0% and 85.1% for the three and nine months ended September 30, 2014, respectively, compared to 87.0% and 87.7% for the corresponding periods in 2013. The improvement in our Government MBR for both periods is primarily due to actions impacting revenue and medical costs designed to solve for the gap between Medicare premiums and medical costs and other expenses, including the health insurer fee. The improvement in our Government MBR for the three months ended September 30, 2014 also reflects an increase in favorable development of prior-period health care cost estimates in 2014.

Fees and Other Revenue
Health Care fees and other revenue increased approximately $107 million and $560 million for the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase for the three months ended September 30, 2014 compared to the corresponding period in 2013 is primarily due to higher average fee yields and growth in our Commercial ASC membership. The increase for the nine months ended September 30, 2014 compared to the corresponding period in 2013 is primarily due to the inclusion of Coventry’s service businesses, as well as higher average fee yields and growth in our Commercial ASC membership.

General and Administrative Expenses
General and administrative expenses increased approximately $343 million and $1.3 billion for the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods of 2013. The increase for the three months ended September 30, 2014 is due primarily to the inclusion of fees mandated by the ACA in 2014 and increased investment spend to support growth, primarily in our Government business partially offset by continued execution of our expense initiatives, including execution on our Coventry-related cost synergies. The increase in general and administrative expenses for the nine months ended September 30, 2014 is due primarily to the inclusion of Coventry’s general and administrative expenses, as well as the inclusion of fees mandated by the ACA in 2014 and increased investment spend to support growth, primarily in our Government business, partially offset by continued execution of our expense initiatives, including execution on our Coventry-related cost synergies, and the favorable impact of releasing a litigation-related reserve during the first quarter of 2014, which reduced general and administrative expenses by $103 million. Refer to Note 13 beginning on page 30 for additional information on the release of the litigation-related reserve.

Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2014 was 41 percent and 42 percent, respectively, compared to 36 percent and 37 percent for the three and nine months ended September 30, 2013, respectively. The increase in our effective tax rate reflects the impact of the non-deductibility of the health insurer fee mandated by the ACA.

Membership
Health Care’s membership at September 30, 2014 and 2013 was as follows:

	2014			2013
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	6,401	13,492	19,893	5,985	12,779	18,764
Medicare Advantage	1,135	—	1,135	961	—	961
Medicare Supplement	448	—	448	363	—	363
Medicaid	1,335	763	2,098	1,226	838	2,064
Total Medical Membership	9,319	14,255	23,574	8,535	13,617	22,152

Consumer-Directed Health Plans (1)			3,793			3,307

Dental:
Total Dental Membership	5,979	9,384	15,363	5,488	8,727	14,215

Pharmacy:
Commercial			10,835			10,124
Medicare PDP (stand-alone)			1,590			2,139
Medicare Advantage PDP			750			582
Medicaid			2,231			1,244
Total Pharmacy Benefit Management Services			15,406			14,089

(1)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

Total medical membership at September 30, 2014 increased compared to September 30, 2013, reflecting growth in our Commercial, Medicare and Insured Medicaid products which was partially offset by a reduction in our Medicaid ASC products.

Total dental membership at September 30, 2014 increased compared to September 30, 2013 primarily reflecting growth in our Medicaid ASC products as well as growth in our Insured dental products which was partially offset by a reduction in our Commercial ASC dental products.

Total pharmacy benefit management services membership increased at September 30, 2014 compared to September 30, 2013 primarily reflecting growth in our Medicaid products and Commercial business which was partially offset by a decline in our Medicare products.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2014, 2013 and 2012:

(Millions)	2014	2013	2012
Health care costs payable, beginning of period	$4,547.4	$2,992.5	$2,675.5
Less: reinsurance recoverables	8.5	3.8	3.3
Health care costs payable, beginning of period, net	4,538.9	2,988.7	2,672.2

Acquisition of businesses	29.2	1,440.1	—

Add: Components of incurred health care costs:
Current year	30,794.7	23,944.7	17,758.5
Prior years	(549.2)	(396.4)	(145.0)
Total incurred health care costs	30,245.5	23,548.3	17,613.5

Less: Claims paid
Current year	25,385.7	20,840.9	15,035.2
Prior years	3,841.3	2,567.7	2,308.4
Total claims paid	29,227.0	23,408.6	17,343.6

Disposition of business	—	(42.3)	—

Health care costs payable, end of period, net	5,586.6	4,526.2	2,942.1
Add: reinsurance recoverables	6.2	4.9	3.2
Health care costs payable, end of period	$5,592.8	$4,531.1	$2,945.3

Our estimates of prior years’ health care costs payable decreased by approximately $549 million and $396 million in the nine months ended September 30, 2014 and 2013, respectively, resulting from claims being settled for amounts less than originally estimated, primarily due to lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. The May 7, 2013 acquisition of Coventry significantly impacts the year-over-year comparability of these decreases. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of current year health care costs payable.

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

Operating Summary for the Three and Nine Months Ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Premiums:
Life	$312.6	$284.1	$932.1	$861.1
Disability	210.4	188.2	616.5	553.6
Long-term care	11.0	11.1	33.2	33.7
Total premiums	534.0	483.4	1,581.8	1,448.4
Fees and other revenue	25.5	27.3	78.1	88.4
Net investment income	61.9	67.0	199.9	211.8
Net realized capital gains (losses)	7.3	(4.0)	11.5	(1.0)
Total revenue	628.7	573.7	1,871.3	1,747.6
Current and future benefits	444.4	450.8	1,336.4	1,327.1
Operating expenses:
Selling expenses	29.0	26.0	86.0	79.5
General and administrative expenses	84.8	75.5	245.5	224.6
Reversal of allowance on reinsurance recoverable	—	—	—	(42.2)
Total operating expenses	113.8	101.5	331.5	261.9
Amortization of other acquired intangible assets	.1	1.1	1.2	3.3
Total benefits and expenses	558.3	553.4	1,669.1	1,592.3
Income before income taxes	70.4	20.3	202.2	155.3
Income taxes	17.8	3.4	45.8	41.9
Net income including non-controlling interests	52.6	16.9	156.4	113.4
Less: Net (loss) income attributable to non-controlling interests	—	(.3)	—	1.1
Net income attributable to Aetna	$52.6	$17.2	$156.4	$112.3

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Net income attributable to Aetna	$52.6	$17.2	$156.4	$112.3
Reversal of allowance and gain on sale of reinsurance recoverable, net of tax (1)	—	—	—	(32.1)
Amortization of other acquired intangible assets, net of tax	.1	.8	.8	2.2
Net realized capital (gains) losses, net of tax	(4.8)	2.5	(7.5)	.6
Operating earnings	$47.9	$20.5	$149.7	$83.0

(1)
In 2008, as a result of the liquidation proceedings of Lehman Re Ltd. (“Lehman Re”), a subsidiary of Lehman Brothers Holdings Inc., we recorded an allowance against our reinsurance recoverable from Lehman Re of $27.4 million ($42.2 million pretax). This reinsurance was placed in 1999 and was on a closed book of paid-up group whole life insurance business. In the second quarter of 2013, we sold our claim against Lehman Re to an unrelated third party (including the reinsurance recoverable) and terminated the reinsurance arrangement. Upon the sale of the claim and termination of the arrangement, we reversed the related allowance thereby reducing other general and administrative expenses by $27.4 million ($42.2 million pretax) and recognized a $4.7 million ($7.2 million pretax) gain on the sale in fees and other revenue. These are other items in the second quarter of 2013 because they neither relate to the ordinary course of our business nor reflect underlying 2013 business performance.

Operating earnings for the three and nine months ended September 30, 2014 increased when compared to the corresponding periods in 2013 primarily due to higher underwriting margins, reflecting improved experience in our life products. Operating earnings for the nine months ended September 30, 2014 also reflects improved experience in our disability products.

The group benefit ratio, which represents current and future benefits divided by premiums, was 83.2% and 84.5% for the three and nine months ended September 30, 2014, respectively, and 93.3% and 91.6% for the three and nine months ended September 30, 2013, respectively. The improvement in our group benefit ratio in 2014 is primarily due to higher underwriting margins, reflecting improved experience in our life products. The improvement in our group benefit ratio for the nine months ended September 30, 2014 also reflects improved experience in our disability products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Premiums	$4.8	$42.5	$70.3	$113.1
Group annuity contract conversion premium (1)	—	54.1	—	54.1
Net investment income	79.3	68.9	238.2	230.6
Other revenue	2.2	2.3	7.0	7.0
Net realized capital gains (losses)	.2	(5.7)	1.0	(10.7)
Total revenue	86.5	162.1	316.5	394.1
Current and future benefits	77.2	106.2	289.5	328.3
Benefit expense on group annuity contract conversion (1)	—	54.1	—	54.1
General and administrative expenses	3.1	3.0	9.1	9.4
Reduction of reserve for anticipated future losses on discontinued products	—	—	—	(86.0)
Total benefits and expenses	80.3	163.3	298.6	305.8
Income before income taxes (benefits)	6.2	(1.2)	17.9	88.3
Income taxes (benefits)	.1	(3.6)	(.3)	23.2
Net income including non-controlling interests	6.1	2.4	18.2	65.1
Less: Net income attributable to non-controlling interests	1.1	—	2.5	—
Net income attributable to Aetna	$5.0	$2.4	$15.7	$65.1

(1)
In the third quarter of 2013, pursuant to contractual rights exercised by the contract holder, an existing group annuity contract converted from a participating to a non-participating contract. Upon conversion, we recorded $54.1 million of non-cash group annuity conversion premium for this contract and a corresponding $54.1 million non-cash benefit expense on group annuity conversion for this contract during the third quarter of 2013.

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Net income attributable to Aetna	$5.0	$2.4	$15.7	$65.1
Reduction of reserve for anticipated future losses on discontinued products, net of tax (1)	—	—	—	(55.9)
Net realized capital (gains) losses, net of tax	(.1)	3.8	(.6)	7.0
Operating earnings	$4.9	$6.2	$15.1	$16.2

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

Premiums decreased for the three and nine months ended September 30, 2014, when compared to the corresponding periods in 2013, primarily as a result of the discontinuance of certain services under an existing customer contract in 2014, which also reduced current and future benefits by an equivalent amount in each respective period for 2014.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  At both September 30, 2014 and December 31, 2013, our remaining GIC liability was not material. We provide additional information on the reserve for anticipated future losses, including key assumptions and other important information, in Note 16 of Condensed Notes to Consolidated Financial Statements beginning on page 35.

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

Refer to Note 16 of the Condensed Notes to Consolidated Financial Statements beginning on page 35 for additional information on the activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2014 and 2013.

INVESTMENTS

At September 30, 2014 and December 31, 2013 our investment portfolio consisted of the following:

(Millions)	September 30, 2014	December 31, 2013
Debt and equity securities available for sale	$20,938.6	$19,730.4
Mortgage loans	1,604.1	1,549.6
Other investments	1,790.8	1,718.8
Total investments	$24,333.5	$22,998.8

Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.  Our investment portfolio supported the following products at September 30, 2014 and December 31, 2013:

(Millions)	September 30, 2014	December 31, 2013
Experience-rated products	$1,457.3	$1,458.1
Discontinued products	3,406.1	3,443.5
Remaining products	19,470.1	18,097.2
Total investments	$24,333.5	$22,998.8

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2014	2013	2014	2013
Scheduled contract maturities and benefit payments (1)	$20.4	$60.0	$125.4	$178.5
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	.7	2.0	3.7	5.9
Participant-directed withdrawals	.3	1.3	2.5	2.8

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both September 30, 2014 and December 31, 2013, with approximately $4.6 billion and $4.5 billion rated AAA at September 30, 2014 and December 31, 2013, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.3 billion and $1.2 billion at September 30, 2014 and December 31, 2013, respectively (of which 16% and 17% at September 30, 2014 and December 31, 2013, respectively, supported our experience-rated and discontinued products).

At September 30, 2014 and December 31, 2013, we held approximately $791 million and $747 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 3% of our total investments at each date.  These securities had an average credit quality rating of AA- and A at September 30, 2014 and December 31, 2013, respectively, with the guarantee.  These securities had an average credit quality rating of A at both September 30, 2014 and December 31, 2013 without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both September 30, 2014 and December 31, 2013, less than 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both September 30, 2014 and December 31, 2013 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 8 of Condensed Notes to Consolidated Financial Statements beginning on page 19 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

At September 30, 2014 and December 31, 2013, our debt and equity securities had net unrealized capital gains of $1.2 billion and $756 million, respectively, of which $340 million and $231 million, respectively, related to our experience-rated and discontinued products.

Refer to Note 6 of Condensed Notes to Consolidated Financial Statements beginning on page 12 for details of gross unrealized capital gains and losses by major security type, as well as details on our debt securities with unrealized capital losses at September 30, 2014 and December 31, 2013.  We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income unless we intend to sell the security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery.  Accounting for other-than-temporary impairment (“OTTI”) of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2013 Annual Report for additional information.

Net Realized Capital Gains and Losses
Net realized capital gains were $18 million ($28 million pretax) and $52 million ($81 million pretax) and for the three and nine months ended September 30, 2014, respectively. Net realized capital gains for the nine months ended September 30, 2014 include a $12 million pretax gain on the termination of interest rate swaps. Net realized capital losses were $9 million ($13 million pretax) and $9 million ($12 million pretax) for the three and nine months ended September 30, 2013, respectively. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 27 for additional information on the termination of the interest rates swaps. We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three or nine months ended September 30, 2014 or 2013.

Mortgage Loans
Our mortgage loan portfolio (which is collateralized by commercial real estate) represented approximately 7% of our total invested assets at both September 30, 2014 and December 31, 2013.  There were no material impairment reserves on these loans at September 30, 2014 or December 31, 2013.  Refer to Note 6 of Condensed Notes to Consolidated Financial Statements on page 12 for additional information on our mortgage loan portfolio.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, issuing commercial paper and entering into repurchase agreements from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, operating expenses, share and debt repurchases, acquisitions, contract withdrawals and shareholder dividends.  We have committed short-term borrowing capacity of $2.0 billion through a revolving credit facility agreement that expires in March 2019. During the nine months ended September 30, 2014, we also used cash flows from operations to repay maturing long-term debt.

Presented below is a condensed statement of cash flows for the nine months ended September 30, 2014 and 2013. On May 7, 2013, we completed the acquisition of Coventry, which is reflected in our cash flows from the Acquisition Date through September 30, 2013 for the nine months ended September 30, 2013. In addition, Coventry’s results are reflected in our cash flows for the entire nine months ended September 30, 2014.  We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2014	2013
Cash flows from operating activities
Health Care and Group Insurance	$3,300.1	$1,906.9
Large Case Pensions	(221.4)	(252.3)
Net cash provided by operating activities	3,078.7	1,654.6
Cash flows from investing activities
Health Care and Group Insurance	(1,455.7)	(1,354.7)
Large Case Pensions	343.4	208.5
Net cash used for investing activities	(1,112.3)	(1,146.2)
Net cash used for financing activities	(1,671.6)	(1,005.2)
Net increase (decrease) in cash and cash equivalents	$294.8	$(496.8)

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $3.3 billion and $1.9 billion for the nine months ended September 30, 2014 and 2013, respectively.  The increase during the nine months ended September 30, 2014 compared with the corresponding period in 2013 is primarily attributable to the effect of growth in our Insured membership and the inclusion of results from the Coventry acquisition for the full period in 2014, partially offset by the payment of the health insurer fee in September 2014. Refer to Note 2 of the Condensed Notes to Consolidated Financial Statements on page 6 for more information on the health insurer fee.

Cash flows used for investing activities were approximately $1.1 billion for both the nine months ended September 30, 2014 and 2013.  The cash used for investing activities was relatively flat primarily as a result of a decline in cash used for acquisitions, as we had no material acquisitions during the nine months ended September 30, 2014, while we completed the acquisition of Coventry during the nine months ended September 30, 2013, which was offset by an increase in net purchases of investments in 2014 compared to net proceeds from the sales of investments in 2013.

During the nine months ended September 30, 2014 and 2013, our cash flows used for financing activities reflect the repurchase of approximately 13 million and 16 million shares of common stock at a cost of approximately $975 million and $958 million, respectively. At September 30, 2014, the capacity remaining under our share repurchase authorization was approximately $622 million. During the nine months ended September 30, 2014 our cash flows used for financing activities also reflect the repayment of maturing long-term debt. Refer to Note 11 of the Condensed Notes to Consolidated Financial Statements on page 28 for more information on our share repurchases.

Long-Term Debt and Revolving Credit Facility
In support of our capital management goals, during 2014 we redeemed a portion of our long-term debt, issued new long-term debt, repaid maturing long-term debt and extended the maturity date of our revolving credit facility. Refer to Note 10 of the Condensed Notes to Consolidated Financial Statements beginning on page 27 for additional information on these transactions.

Dividends
During the nine months ended September 30, 2014 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 28, 2014	$.225	April 10, 2014	April 25, 2014	$80.4
May 30, 2014	.225	July 10, 2014	July 25, 2014	79.6
September 19, 2014	.225	October 16, 2014	October 31, 2014	79.2

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings to address timing differences between cash receipts and disbursements. At September 30, 2014, we had approximately $75 million of commercial paper outstanding with a weighted average interest rate of .21%. At December 31, 2013 we did not have any commercial paper outstanding. The maximum amount of commercial paper borrowings outstanding during the nine months ended September 30, 2014 was $590 million.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 35% at September 30, 2014. Our existing ratings and outlooks from the nationally recognized statistical ratings organizations that rate us include the consideration of our intention to lower our debt to capital ratio to approximately 35% over the two years following the closing of the Coventry acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was approximately $81 million and $248 million for the three and nine months ended September 30, 2014, respectively, and $86 million and $247 million for the three and nine months ended September 30, 2013, respectively.

We do not expect to make a voluntary cash contribution to our tax-qualified noncontributory defined benefit pension plan in 2014.

Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 27 for additional information on our short-term and long-term debt.

Other Common Stock Transactions
On March 3, 2014, approximately .4 million performance stock units, .5 million market stock units, 1.0 million restricted stock units and 1.3 million stock appreciation rights were granted to certain employees.

Under the share repurchase program authorized by our Board, on May 16, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during July 2014. During July 2014, we repurchased approximately 1.2 million shares of our common stock under that agreement based on the volume-weighted average price of our common stock during the purchase period.

Under the share repurchase program authorized by our Board, on August 5, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during October 2014. The final number of shares repurchased under that agreement will be determined based on the volume-weighted average price of our common stock during the purchase period.

Refer to Note 11 of Condensed Notes to Consolidated Financial Statements on page 28 for additional information.

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

We have not experienced any material changes in exposures to market risk since December 31, 2013.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 51 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2014 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 13 of Condensed Notes to Consolidated Financial Statements, beginning on page 30 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 54 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended September 30, 2014:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2014, 2014 - July 31, 2014	1.3	$82.31	1.3	$769.0
August 1, 2014 - August 31, 2014	1.3	77.85	1.3	667.0
September 1, 2014 - September 30, 2014	.6	83.16	.6	622.0
Total	3.2	$80.61	3.2	N/A

On February 28, 2014 and September 27, 2013, our Board authorized two separate share repurchase programs of our common stock of up to $1.0 billion and $750 million, respectively.  During the three months ended September 30, 2014, we repurchased approximately 3 million shares of common stock at a cost of approximately $255 million.  At September 30, 2014, we had remaining authorization to repurchase an aggregate of up to approximately $622 million of common stock under the February 28, 2014 program. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

Under the share repurchase program authorized by our Board, on May 16, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during July 2014. During July 2014, we repurchased approximately 1.2 million shares of our common stock under that agreement based on the volume-weighted average price of our common stock during the purchase period.

Under the share repurchase program authorized by our Board, on August 5, 2014, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution to repurchase an aggregate of $100 million of our outstanding common stock during October 2014. The final number of shares repurchased under that agreement will be determined based on the volume-weighted average price of our common stock during the purchase period.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 10 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 28, 2014 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	October 28, 2014	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 28, 2014 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic