Form 10-K
period 2014-12-31
AETNA INC /PA/
filed 2015-02-27
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)		☐Yes ☑No

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2014) was $27.9 billion.
There were 348.7 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at January 31, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
The 2014 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein. The definitive proxy statement related to Aetna Inc.'s 2015 Annual Meeting of Shareholders, to be filed on or about April 3, 2015 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2014

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I

Item 1. Business

We are one of the nation's leading diversified health care benefits companies, serving an estimated 46 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers' compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”). On May 7, 2013 (the “Acquisition Date”), we acquired Coventry Health Care, Inc. (“Coventry”). Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

We are working to build healthier communities, a healthier nation and a healthier world. Our operational, financial and strategically important accomplishments during 2014 included:

•
Increasing both operating revenue and operating earnings for full-year 2014 when compared with the corresponding period in 2013 despite the challenges facing our company and industry during 2014. In addition, during 2014 we had continued success in accelerating Coventry-related synergies.

•
Strong performance in our Government businesses despite the significant challenges we faced in 2014, including meaningful rate pressures in the Medicare Advantage business. In addition, we expanded our presence in Government programs through growth in Medicare Advantage, Medicare Supplement, Medicaid as well as through programs for members who are dually-eligible for both Medicare and Medicaid ("Duals").

•
Effectively pricing or solving for nearly $1 billion in fees, taxes and assessments imposed by Health Care Reform in 2014. We paid both our approximately $605 million portion of the ACA's non tax-deductible health insurer fee and an approximately $298 million portion of our estimated 2014 ACA reinsurance contribution in 2014.

•
Making progress in growing our next generation network strategy, including our ACS products, patient centered medical homes and other value-based network arrangements. We continue to execute on our strategy of transforming the provider network model and in turn making quality health care more accessible and affordable, which is important in an environment where consumers are focused on receiving quality care at a low cost. Using our combination of population health management technologies and medical management capabilities, our goal is to continue to be a leader in enabling health care providers to change their business models from episodic acute care to patient population management, which allows them to convert from volume-based reimbursement to value-based reimbursement and lowers medical costs for us and our customers, making our products more affordable. In 2014, we signed 24 new accountable care organization (“ACO”) collaborative agreements, and we served 900 thousand ACO members at December 31, 2014.

•
Participating on public health insurance exchanges ("Public Exchanges") in 17 states during 2014. For 2015, we intend to take a similar approach as we did in 2014, and continue to focus on geographies where we believe we can drive highly competitive cost structures and provide the best value to our customers. In addition, we also participated in a number of private health insurance exchanges ("Private Exchanges") in 2014 and intend to continue to do so in 2015. We continue to believe that Private Exchanges are an efficient way for plan sponsors to shift towards a defined contribution model for employee health benefits.

•
Making progress in developing a portfolio of products and tools that will transform the health benefits industry to a retail model that is consumer-centric, affordable and convenient. In support of this transformation, in November 2014 we acquired bSwift LLC ("bSwift"), a company that provides a technology platform that offers a retail shopping experience for health insurance exchanges and employees nationwide as well as benefit administration technology and services to employers.

•
Effectively deploying excess capital to deliver value for shareholders, as we repurchased approximately 16 million shares and raised our quarterly shareholder dividend by approximately 11 percent to $.25 per common share.

We believe that these accomplishments strategically position us for future success with the goal of participating in the shaping of more effective health care systems.

The health care industry continues to experience significant change. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform”) has changed and will continue to make broad-based changes to the U.S. health care system which could significantly affect the U.S. economy and we expect will continue to significantly impact our business operations and financial results, including our pricing, our medical benefit ratios and the geographies in which our products are available.  Health Care Reform presents us with new business opportunities, but also with new financial and regulatory challenges. Although key aspects of the legislation were implemented in 2014, including Public Exchanges, certain components of the legislation will continue to be phased in through 2018. It is reasonably possible that Health Care Reform, in the aggregate, could have a material adverse effect on our business operations and financial results. For additional information on federal and state health care reform, refer to “Overview” and “Regulatory Environment” and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with health care reform, see “Forward-Looking Information/Risk Factors,” each sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), beginning on pages 2, 26 and 42 of the Annual Report, respectively, which are incorporated herein by reference.

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

We continue to invest in our company through the development of new products, strategic acquisitions and new business alliances. We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customer markets and have done so through organic growth and acquisitions, as well as new business alliances, such as our ACO arrangements.

Over the last five years, this focus has led to the introduction of new products and tools, such as our Healthagen® portfolio of products, including our ACS, ActiveHealth and Medicity Inc. (“Medicity”) health information technology (“HIT”) solutions, which further enhance our strategy of transforming the provider network model and in turn making health care more accessible and affordable; our consumer products and tools such as bSwift and iTriage, which provide consumers with important tools which help to make healthcare more convenient, help them make informed benefit plan choices, connect them to providers, and help them navigate the evolving health care system; and Aetna Vision PreferredSM, which provides members with access to one of the largest vision networks in the U.S. We also continue to develop and enhance our existing products and are continuing to expand our initiative to improve the transparency of our products and pricing.

Acquisitions
In April 2014, we acquired the InterGlobal Group ("InterGlobal"), a company that specializes in international private medical insurance for groups and individuals in the Middle East, Asia, Africa and Europe. The purchase price was not material.

In November 2014, we acquired bSwift for approximately $400 million. bSwift provides a technology platform that offers a retail shopping experience for health insurance exchanges and employees nationwide and provides benefit administration technology and services to employers.

Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue. Refer to the MD&A and Note 19 of Notes to Consolidated Financial Statements beginning on pages 2 and 132, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue, profit and total asset information for each of our business segments and revenue and asset information about geographic areas. Coventry's business and related financial results are recorded within our Health Care segment on and after the Acquisition Date for the year ended December 31, 2013 and for the entire year ended December 31, 2014. The following is a description of each of our business segments.

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

Our principal products and services are targeted specifically to large multi-site national, mid-sized and small employers. We also serve individual insureds, expatriates and, in certain markets, Medicare, Medicaid and Duals beneficiaries and providers. Medicare, Medicaid and Duals products and services (collectively referred to as "Government") are categorized separately from the Health Care products and services we sell to employers, other groups, individuals and providers, which we refer to as Commercial.

Our primary Commercial health care products are POS, PPO, HMO, HSA and Indemnity plans.

In addition to these primary Commercial health care products, in select geographies we also offer Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized Children's Health Insurance Programs (“CHIP”). CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. We also participate in Duals demonstration projects in certain states which began operating in 2014. We are seeking to substantially grow our Medicare, Medicaid and Duals businesses over the next several years. Our Government products include:

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services. We offered network-based HMO and/or PPO plans in 929 counties in 40 states and Washington, D.C. in 2014. In addition, we are expanding to 999 counties in 41 states and Washington, D.C. in 2015.

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

Medicare Supplement
For certain Medicare eligible members, we offer supplemental coverage for certain health care costs not covered by Medicare. The products included in our Medicare Supplement portfolio help to cover some of the gaps in Medicare, and include coverage for Medicare deductibles and coinsurance amounts. We offered a wide selection of Medicare Supplement products in 48 states and Washington, D.C. in 2014

Medicaid and CHIP
We offer health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts which are subject to annual appropriations. We offered these services on an Insured or ASC basis in 15 states in 2014. During 2014, we were selected to offer these services in Louisiana, beginning in February 2015.

Duals
We provide health coverage to beneficiaries who are dually eligible for both Medicare and Medicaid coverage. These members must meet certain income and resource requirements in order to qualify for this coverage. We coordinate 100% of the care for these members and may provide them with additional services in order to manage their health care costs. During 2014, we offered services on an Insured basis to members who were dually eligible in two states under demonstration projects. During 2015, we expect to offer these services in two additional states under demonstration projects, bringing the total to four states.

In addition to the products described above, we also offer other products and services, including:

Healthagen ®
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

Accountable Care Solutions
Our ACS products focus on growing membership in our medical products through provider collaborations that are designed to lower medical costs for us and our customers and make our products more affordable. Our ACS products offer a suite of solutions designed to facilitate delivery system reform and help reduce the cost of care by enabling population health management for providers. Our ACS products facilitate providers changing their business model from episodic acute care to patient population management which allows them to convert from volume-based reimbursement to value-based reimbursement. Our ACS products deploy Aetna's Medicity, Active Health and other capabilities to collaborate with providers in new ways to improve the quality and efficiency of care for all patients, whether they are Aetna members or members of other payors. In 2014, we continued expanding our offering of products and services to employers and individuals in more geographic areas including individuals eligible for Medicare Advantage and Public Exchange programs. Our ACS products create mutually beneficial relationships with providers through a variety of methods, including alignment of financial incentives based on cost and quality, implementation of innovative HIT and deploying leading care management programs. In 2014, we signed 24 new ACO collaborative agreements and had collaborations under contract with Carilion Clinic, Banner Health Network, Inova Health System, Memorial Hermann, among others.

ActiveHealth Management
Through the use of our patented CareEngine® system, our ActiveHealth Management products provide evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others. ActiveHealth Management also is a key component of our ACS solutions.

Medicity
Medicity is a health information exchange company and a key component of our ACS and provider enablement solutions. Medicity offers a set of convenient, easy-to-access technology solutions for physicians, hospitals and other health care providers. These capabilities allow us to further the adoption of electronic health records and contribute to initiatives that foster administrative simplicity in health care, a key issue for consumers, patients and providers. Medicity provides customers clinical data integration and secure data exchange capabilities.

Consumer
We believe the role of the consumer in health care is changing and that consumers will be the primary decision makers when it comes to choosing their health-related benefits. As a result, we are developing a portfolio of products and tools that are designed for a retail model in the health benefits industry that is consumer-centric, affordable and convenient. Our Consumer business is focusing on developing a simplified, integrated offering to help consumers navigate the health care system and manage their health care costs.

bSwift
In November 2014, we acquired bSwift, a company that provides a technology platform that offers a retail shopping experience for health insurance exchanges and employers nationwide and benefit administration technology and services to employers.

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

Pharmacy
We offer pharmacy benefit management services and specialty and mail order pharmacy services to our members. Our pharmacy fulfillment services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®. ASP dispenses specialty medications and offers certain support services associated with specialty medications. Specialty medications include injectable or infused medications that may not be readily available at local pharmacies. Aetna Rx Home Delivery® provides mail order prescription drug services. CVS Health Corporation performs the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services for us. In addition, as a result of the Coventry acquisition, another supplier also provides certain pharmacy benefit management services to us and our customers.

Dental
We offer managed dental plans on an Insured and ASC basis. We are one of the nation's largest providers of dental coverage, based on membership at December 31, 2014.

Provider Network Access (“First Health and Cofinity”)
Through our First Health and Cofinity products, we provide access to regional health care provider networks to other insurance companies, third-party administrators, health plans and employers. First Health and Cofinity products are marketed nationally.

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

We also offer comprehensive health care benefits and health management solutions worldwide through several different arrangements and offerings that include medical, dental, vision, life, disability and emergency assistance to expatriates, foreign nationals and other constituents. Our health management business collaborates with health care systems, government entities and plan sponsors around the world to design and build health management solutions to improve health, quality and cost outcomes. In addition, in April 2014 we completed the acquisition of Interglobal, which expanded our footprint in certain fast growing geographies, increased our medical membership and enhanced our international penetration with individuals and small and mid-sized business customers.

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

At December 31, 2014, Aetna's underlying nationwide provider network had over 1.0 million participating health care providers, including over 583,000 primary care and specialist physicians and approximately 5,550 hospitals. These figures do not reflect providers who participate in Coventry's networks but not Aetna's.

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

Quality Assessment
CMS uses a 5-star rating system to monitor plans and ensure that they meet CMS's quality standards. CMS uses this rating system to provide Medicare beneficiaries with a tool that they can use to compare the overall quality of care and level of customer service of companies that provide Medicare health care and drug plans. The rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management and overall customer satisfaction.

We seek Health Plan accreditation for our Aetna HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of health care plans. Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.

Aetna Life Insurance Company ("ALIC"), a wholly-owned subsidiary of Aetna, has received nationwide NCQA PPO Health Plan accreditation, through January 24, 2017. At December 31, 2014, all of our Aetna Commercial HMO and PPO members who were eligible, participated in HMOs or PPOs that are accredited by the NCQA.

NCQA and URAC (formally known as American Accreditation HealthCare Commission, Inc.), are national organizations founded to establish standards for the health care industry. Purchasers and consumers look to URAC's and NCQA's accreditation and certification as an indication that a health care organization has the necessary structures and processes to promote high-quality care and preserve patient rights. In addition, regulators in over 80% of the states recognize NCQA's accreditation and certification standards.

Our provider selection and credentialing/recredentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal, requirements. In addition, we are certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options through January 13, 2017. Our URAC CVO accreditation is valid through October 1, 2015.

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

Principal Markets and Sales
Our medical membership is dispersed throughout the U.S., and we serve a limited but growing number of members in certain countries outside the U.S. Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 132 of the Annual Report, which is incorporated herein by reference, for additional information on our foreign customers. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by U.S. and other geographic region and funding arrangement at December 31, 2014, 2013 and 2012:

	2014			2013			2012
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	2,314	2,820	5,134	2,267	2,814	5,081	1,787	2,662	4,449
Southeast	2,150	3,051	5,201	1,906	3,013	4,919	1,150	2,803	3,953
Mid-America	2,372	2,758	5,130	2,071	2,795	4,866	873	2,251	3,124
West	1,999	4,720	6,719	2,010	4,088	6,098	1,633	3,986	5,619
Other	451	913	1,364	361	865	1,226	315	782	1,097
Total medical membership	9,286	14,262	23,548	8,615	13,575	22,190	5,758	12,484	18,242

Additional information on Health Care's membership is included in the “Membership” section of the MD&A, on page 10 of the Annual Report, which is incorporated herein by reference.

We market both Insured and ASC products and services primarily to employers that sponsor our products (also called “plan sponsors”) for the benefit of their employees and their employees' dependents. Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. We also sell Insured plans directly to individual consumers in a number of states, including through Public Exchanges. Some Health Care products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, we bill the covered individual directly.

We offer Insured Medicare coverage on an individual basis as well as through employer groups to their retirees. Medicaid and CHIP members are enrolled on an individual basis. We also offer Insured health care coverage to members who are dually-eligible for both Medicare and Medicaid.

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

Pricing
For Commercial Insured plans (including our Public Exchange plans) contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period and typically have a duration of one year. Fees under our ASC plans are generally fixed for a period of one year.

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

We have Medicare Advantage and PDP contracts with CMS to provide HMO, PPO and prescription drug coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays us a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium. Our PDP contracts also provide a risk-sharing arrangement with CMS to limit our exposure to unfavorable expenses or benefit from favorable expenses. Amounts payable to us under the Medicare arrangements are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis. Premiums paid to us for Medicare products are subject to federal government reviews and audits, which can result, and have resulted, in retroactive and prospective premium adjustments. In addition to payments received from CMS, some of our Medicare Advantage products and all of our PDP products require a supplemental premium to be paid by the member or sponsoring employer. In some cases these supplemental premiums are adjusted based on the member's income and asset levels. Compared to Commercial products, Medicare contracts generate higher per member per month revenues and health care costs.

Health Care Reform ties a portion of each Medicare Advantage plan's reimbursement to the plan's “star ratings.” Beginning in 2015, plans must have an overall star rating of four or higher to qualify for quality bonus payments. CMS released our 2015 star ratings in October 2014. Our 2015 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2016. Our average star ratings were 4.00, 4.04 and 3.53 for 2015, 2014 and 2013, respectively. Based on our membership at December 31, 2014, 79.4% of our Medicare Advantage members were in plans with 2015 star ratings of at least 4.0 stars. In 2015 and going forward our Medicare Advantage plans' operating results are likely to continue to be significantly determined by their star ratings.

Rates for our Medicare Supplement products are regulated at the state level and vary by state and plan.

Under our Insured Medicaid contracts, state government agencies pay us fixed monthly rates per member that vary by state, line of business and demographics; and we arrange, pay for and manage health care services provided to Medicaid beneficiaries. These rates are subject to change by each state, and in some instances, provide for adjustment for health risk factors. CMS requires these rates to be actuarially sound. We also receive fees from our customers where we provide services under ASC Medicaid contracts. Our ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain performance incentives and limited financial risk sharing with respect to certain medical, financial and operational metrics. Under these arrangements, performance is evaluated annually, with associated financial incentive opportunities, and our financial risk share obligations are typically limited to a percentage of the fees otherwise payable to us. Payments to us under our Medicaid contracts are subject to the annual appropriation process in the applicable state.

Under our Duals contracts, the rate setting process is generally established by CMS in partnership with the state government agency participating in the demonstration project. Both CMS and the state government agency may seek premium and other refunds under certain circumstances, including if we fail to comply with CMS regulations or other contractual requirements.

We offer HMO and consumer-directed medical and dental plans to federal employees under the Federal Employees Health Benefits Program and the Federal Employees Dental and Vision Insurance Program. Premium rates and fees for those plans are subject to federal government review and audit, which can result, and have resulted, in retroactive and prospective premium and fee adjustments.

Beginning in 2014, Health Care Reform imposed significant new industry-wide fees, assessments and taxes. Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 80 of the Annual Report, which is incorporated by reference, for additional information on the Health Care Reform fees, assessments and taxes. Our goal is to collect in premiums and fees or solve for all of these estimated fees, assessments and taxes.

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

Our Insured products compete with local and regional health care benefits plans, in addition to health care benefits and other plans sponsored by other large commercial health care benefit insurance companies and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management services providers), integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), HIT companies and, for certain plans, programs sponsored by the federal or state governments. Our ability to increase the number of persons enrolled in our Insured products also is affected by the desire and ability of employers to self-fund their health coverage.

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

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Health Care business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 42 of the Annual Report, which is incorporated herein by reference.

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

•
Disability Insurance Products provide employee income replacement benefits for both short-term and long-term disability (and products which combine both). We also offer disability products with additional case management features. Similar to Health Care products, we offer disability benefits on both an Insured and employer-funded basis. We also provide absence management services to employers, including short-term and long-term disability administration and leave management.

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

Pricing
For Insured Group Insurance plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period. We use prospective and retrospective rating methodologies to determine the premium rates charged to employer groups. These are typically offered with rate guarantees that generally range from one to five years.

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

Competition
For the group insurance industry, we believe that the significant factors that distinguish competing companies are cost, quality of service, financial strength of the insurer, comprehensiveness of coverage, and product array and design. We believe we are reasonably competitive on each of these factors; however, some of our competitors have greater scale, financial and other resources, better brand recognition and lower expenses. The group life and group disability markets remain highly competitive.

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

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Group Insurance business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 42 of the Annual Report, which is incorporated herein by reference.

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

In 1993, we discontinued our fully-guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to Note 20 of Notes to Consolidated Financial Statements beginning on page 135 in the Annual Report.

Factors Affecting Forward-Looking Information
Information regarding certain of the important factors that may materially affect our Large Case Pensions business and our statements concerning future events is included in the “Forward-Looking Information/Risk Factors” section of the MD&A, beginning on page 42 of the Annual Report, which is incorporated herein by reference.

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

Regulation
For information regarding significant regulation affecting us, refer to “Regulatory Environment” and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with regulation that affects us, see “Forward-Looking Information/Risk Factors”, each sections of the MD&A, beginning on pages 26 and 42, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
We own a number of trademarks and patents that are important to Aetna. Some of the trademarks include Aetna, as well as the corresponding Aetna design logo, Aetna Navigator®, ActiveHealth®, bSwiftTM, CareEngine®, Coventry®, DocFind®, Healthagen®, Healthy Merits®, iTriage®, Medicity®, Meritain Health®, NeoCare SolutionsSM, PayFlex®, Practice IQSM, Prodigy Health Group®, Springboard MarketplaceTM and Wellmatch®. Some of our patents include the CareEngine patent that expires in 2021 and the Master Patient Index patent that expires in 2028. We consider these patents and trademarks and our other patents, trademarks and trade names important in the operation of our business. However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Employees
We had approximately 48,800 employees at December 31, 2014.

Customer Concentration
The U.S. federal government is a significant customer of both the Health Care segment and the Company. Premiums and fees and other revenue paid by the federal government accounted for approximately 28% of the Health Care segment's revenue and 27% of our consolidated revenue in 2014. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 89% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs. No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2014. Our Medicaid business accounted for approximately 12% of the Health Care segment's revenue and approximately 11% of our consolidated revenue in 2014. However, no individual state government agency accounted for more than 10% of our consolidated revenue or the Health Care segment's revenue in 2014. Other than our contracts with CMS, our segments are not dependent upon a single customer or a few customers of which the loss would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments. Refer to Note 19 of Notes to Consolidated Financial Statements, beginning on page 132 of the Annual Report, which is incorporated herein by reference, regarding segment information.

Item 1A. Risk Factors

The information contained in the “Forward-Looking Information/Risk Factors” section of the MD&A, which begins on page 42 of the Annual Report, is incorporated herein by reference.

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

Item 3. Legal Proceedings

The information contained under “Litigation and Regulatory Proceedings” in Note 18 of Notes to Consolidated Financial Statements, which begins on page 129 of the Annual Report, is incorporated herein by reference.

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

Name of Executive Officer	Position*	Age *
Mark T. Bertolini	Chairman and Chief Executive Officer	58

Karen S. Rohan	President	52

Joseph M. Zubretsky	Senior Executive Vice President, Healthagen	58

William J. Casazza	Executive Vice President and General Counsel	59

Shawn M. Guertin	Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer	51

Margaret M. McCarthy	Executive Vice President, Operations and Technology	61

Harold L. Paz, M.D, M.S.	Executive Vice President, Chief Medical Officer	60

Francis S. Soistman, Jr.	Executive Vice President, Government Services	58

*As of February 27, 2015

Executive Officers' Business Experience During Past Five Years

Mark T. Bertolini serves as Aetna's Chairman, having held that position since April 8, 2011. Mr. Bertolini was elected to Aetna's Board and has served as Chief Executive Officer since November 29, 2010. Mr. Bertolini also served as President from July 24, 2007 to December 31, 2014.

Karen S. Rohan became President of Aetna on January 1, 2015, having served as Executive Vice President, Local and Regional Businesses since February 2013 and Executive Vice President, Head of Specialty Products since July 23, 2012. Prior to joining Aetna, Ms. Rohan served as President of Magellan Health Services, a position she assumed in August 2009.

Joseph M. Zubretsky became Senior Executive Vice President, Healthagen on January 1, 2015, having served as Senior Executive Vice President, National Businesses since February 2013 and Senior Executive Vice President from November 29, 2010. Mr. Zubretsky also served as Chief Financial Officer from February 28, 2007 to February 25, 2013 and Chief Enterprise Risk Officer from April 27, 2007 to February 25, 2013.

William J. Casazza became Executive Vice President and General Counsel on January 2, 2014, having served as Senior Vice President and General Counsel since September 6, 2005.

Shawn M. Guertin became Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer on January 2, 2014, having served as Senior Vice President, Chief Financial Officer and Chief Enterprise Risk Officer since February 25, 2013. Prior to that, Mr. Guertin served as the Head of Business Segment Finance since April 2011. Prior to joining Aetna, Mr. Guertin had served as a consultant to Coventry from January 1, 2010 to December 31, 2010.

Margaret M. McCarthy became Executive Vice President, Operations and Technology on November 29, 2010, having served as Chief Information Officer since June 3, 2005 and Senior Vice President Innovation, Technology and Service Operations since January 1, 2010.

Harold J. Paz, M.D, M.S. became Executive Vice President, Chief Medical Officer on July 28, 2014. Prior to joining Aetna, Dr. Paz served as Chief Executive Officer of Penn State Hershey Medical Center and Health System, Senior Vice President for Health Affairs for Penn State University, dean of its College of Medicine and professor of medicine and public health sciences, a position he assumed in April 2006.

Francis S. Soistman, Jr. became Executive Vice President, Government Services on June 14, 2013, having served as Vice President, Medicare since May 20, 2013 and Head of Medicare since January 14, 2013. Prior to joining Aetna, Mr. Soistman served as Executive Vice President of Jessamine Healthcare, a position he assumed in 2010. Prior to that, Mr. Soistman served as Executive Vice President, Individual Consumer and Government Business Division at Coventry.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET. As of January 31, 2015, there were 7,225 record holders of our common stock.

Refer to Note 15 of Notes to Consolidated Financial Statements, beginning on page 125 of the Annual Report, which is incorporated herein by reference, regarding our share repurchases, including Board authorizations, shares repurchased during 2014 and our remaining share repurchase authorization as of December 31, 2014.

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended December 31, 2014:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 - October 31, 2014	1.3	$77.61	1.3	$522.0
November 1, 2014 - November 30, 2014	1.2	85.65	1.2	1,418.1
December 1, 2014 - December 31, 2014	.4	88.04	.4	1,379.0
Total	2.9	$82.49	2.9	N/A

On November 21, 2014, our Board increased our quarterly dividend to shareholders to $.25 per common share. On February 27, 2015, our Board declared a cash dividend of $.25 per common share that will be paid on April 24, 2015, to shareholders of record at the close of business on April 9, 2015. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change. Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 16 of Notes to Consolidated Financial Statements, beginning on pages 16 and 126, respectively, of the Annual Report, which are incorporated herein by reference. Information regarding quarterly common stock prices is incorporated herein by reference to the “Quarterly Data (unaudited)” included on page 141 of the Annual Report.

Item 6. Selected Financial Data

The information contained in “Selected Financial Data” on page 73 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the MD&A, beginning on page 2 of the Annual Report, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A, beginning on page 15 of the Annual Report, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and “Quarterly Data (unaudited),” beginning on page 74 of the Annual Report, is incorporated herein by reference.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting, on page 139 of the Annual Report, is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm, on page 140 of the Annual Report, is incorporated herein by reference.

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

Item 11. Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation Philosophy and Elements,” “2014 Nonmanagement Director Compensation,” “Additional Director Compensation Information,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2014 and 2013 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

Financial Statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 74, 79 and 140, respectively, of the Annual Report, are incorporated herein by reference.

Financial statement schedule
The “Condensed Financial Information of Aetna Inc. (Parent Company Only)” is included in this Item 15. Refer to Index to Financial Statement Schedule on page 24.

Exhibits*
Exhibits to this Form 10-K are as follows:

3	Articles of Incorporation and By-Laws
3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 3.1 to Aetna Inc.'s Form 8-K filed on June 4, 2014.

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.2 to Aetna Inc.'s Form 8-K filed on June 4, 2014.

4	Instruments defining the rights of security holders, including indentures
4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2
Senior Indenture dated as of March 2, 2001, between Aetna Inc. and U.S. Bank National Association, successor in interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.'s Registration Statement on Form S-3 filed on December 1, 2014.

4.3
Form of Subordinated Indenture between Aetna Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to Aetna Inc.'s Registration Statement on Form S-3 filed on December 1, 2014.

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

4.8
Supplemental Indenture dated as of November 10, 2014 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 3.500% Senior Notes due November 15, 2024, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on November 10, 2014.

4.9
Indenture, dated as of March 20, 2007, between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.10
Officers' Certificate pursuant to the Indenture, dated as of March 20, 2007 (incorporated by reference to Exhibit 4.2 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.5 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.11
Global Note for the 2017 Notes, dated March 20, 2007, of Coventry Health Care, Inc. (incorporated by reference to Exhibit 4.3 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.6 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.12
Second Supplemental Indenture, dated as of June 7, 2011, among Coventry Health Care, Inc. and Union Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on June 7, 2011), incorporated herein by reference to Exhibit 4.10 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.13
Officers' Certificate pursuant to the Indenture, dated as of June 7, 2011 (incorporated by reference to Exhibit 4.4 to Coventry Health Care, Inc.'s Current Report on Form 8-K filed on June 7, 2011), incorporated herein by reference to Exhibit 4.11 to Aetna Inc.'s Form 10-Q filed July 30, 2013.

4.14
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

10.4
Extension of the Maturity Date of the Five-Year Credit Agreement dated March 27, 2012, as amended, incorporated herein by reference to Exhibits 99.1 to 99.22 to Aetna Inc.’s Form 8-K filed on March 27, 2013.

10.5
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

10.8	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.11 to Aetna Inc.'s Form 10-K filed February 27, 2009 (SEC file number 001-16095). **

10.9	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 30, 2014, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on June 4, 2014. **

10.10
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.11	Form of Aetna Inc. 2010 Stock Incentive Plan – Market Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.12	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.13
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, with retirement vesting), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.14
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, without retirement vesting), incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.15	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement, incorporated herein by reference to Exhibit 10.6 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.16	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 29, 2010. **

10.17	Aetna Inc. 2010 Non-Employee Director Compensation Plan, incorporated herein by reference to Annex C to Aetna Inc.'s definitive proxy statement on Schedule 14A filed on April 12, 2010. **

10.18
Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.19
Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.20
1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.'s Form 10-K filed on February 29, 2008 (SEC file number 001-16095). **

10.21	Aetna Inc. 2011 Employee Stock Purchase Plan dated as of May 20, 2011, incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Registration Statement on Form S-8 filed on August 3, 2011. **

10.22
Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed November 3, 2010. **

10.23
Amendment No. 1, dated as of August 4, 2013, to Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 8-K filed on August 5, 2013. **

10.24
Letter agreement dated February 6, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.'s Form 10-K filed on February 27, 2007 (SEC file number 001-16095). **

10.25
Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.23 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.26
Letter agreement dated July 20, 2000 between Aetna Inc. and William J. Casazza, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 24, 2008 (SEC file number 001-16095). **

10.27	Letter agreement dated March 23, 2011 between Aetna Life Insurance Company. and Shawn M. Guertin, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 30, 2013. **

10.28	Letter agreement dated May 18, 2012 between Aetna Life Insurance Company and Karen S. Rohan, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 30, 2013. **

10.29	Employment Agreement dated December 10, 2014 between Aetna Inc. and Karen S. Rohan. **

10.30
Letter agreement dated February 13, 2012 between Aetna Life Insurance Company and Kristi Ann Matus, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 30, 2013. **

10.31
Separation Agreement dated July 25, 2013 between Aetna Life Insurance Company and Kristi Ann Matus, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on July 30, 2013. **

10.32	Form of Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement. **

10.33
Descriptions of certain arrangements not embodied in formal documents as described under the headings “2014 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement (when filed). **

11	Statement re: computation of per share earnings
11.1	“Computation of per share earnings” is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements on page 91 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders
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
Under the date of February 27, 2015, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014, as contained in the Annual Report on Form 10-K for the year ended December 31, 2014.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 27, 2015

Schedule I - Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2014	2013	2012
Net investment income	$.6	$3.1	$1.5
Net realized capital gains	28.1	2.8	—
Total revenue	28.7	5.9	1.5
Operating expenses	279.1	142.7	136.1
Interest expense	298.2	312.3	268.8
Loss on early extinguishment of long-term debt	181.2	—	84.9
Total expenses	758.5	455.0	489.8
Loss before income tax benefit and equity in earnings of affiliates, net	(729.8)	(449.1)	(488.3)
Income tax benefit	247.9	142.3	156.1
Equity in earnings of affiliates, net (1)	2,522.7	2,220.4	1,990.1
Net income attributable to Aetna	$2,040.8	$1,913.6	$1,657.9

(1)	Includes after-tax amortization of other acquired intangible assets of $158.2 million, $139.5 million and $92.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Comprehensive Income

	For the Years Ended December 31,
(Millions)	2014	2013	2012
Net income attributable to Aetna	$2,040.8	$1,913.6	$1,657.9
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized gains (losses)
($1.4, $(72.6), and $3.7 pretax)	.9	(47.2)	2.4
Less: reclassification of gains (losses) to earnings
($.3, $(37.1), and $5.1 pretax)	.2	(24.1)	3.3
Total previously impaired debt securities (1)	.7	(23.1)	(.9)
All other securities:
Net unrealized gains (losses)
($364.5, $(803.2), and $468.3 pretax)	236.9	(522.1)	304.4
Less: reclassification of (losses) gains to earnings
($(6.6), $(36.5), and $113.8 pretax)	(4.3)	(23.7)	74.4
Total all other securities	241.2	(498.4)	230.0
Foreign currency and derivatives:
Net unrealized (losses) gains
($(90.2), $40.6, and $1.4 pretax)	(58.6)	26.4	.9
Less: reclassification of gains (losses) to earnings
($4.2, $(5.4), and $(5.0) pretax)	2.7	(3.5)	(3.3)
Total foreign currency and derivatives	(61.3)	29.9	4.2
Pension and other postretirement employee benefit (“OPEB”) plans:
Unrealized net actuarial (losses) gains arising during the period
($(739.4), $869.3, and $(189.8) pretax)	(480.6)	565.1	(123.4)
Pension settlement charge (2)
($(111.6) pretax)	72.5	—	—
Amortization of net actuarial losses
($(47.6), $(77.7), and ($74.7) pretax)	31.0	50.5	48.6
Amortization of prior service credit
($4.0, $4.1, and $4.1 pretax)	(2.7)	(2.7)	(2.7)
Total pension and OPEB plans	(379.8)	612.9	(77.5)
Other comprehensive (loss) income	(199.2)	121.3	155.8
Comprehensive income attributable to Aetna	$1,841.6	$2,034.9	$1,813.7

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired debt security.

(2)
During 2014, we recorded a non-cash pension settlement charge of $72.5 million ($111.6 million pretax) in connection with our tax-qualified noncontributory defined benefit pension plan. We did not record any non-cash pension settlement charges during 2013 or 2012. Refer to Note 11 of Notes to Consolidated Financial Statements beginning on page 109 of the Annual Report for additional information on the pension settlement charge.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$17.8	$187.6
Investments	66.3	26.9
Other receivables	—	62.8
Income taxes receivable	130.2	29.7
Deferred income taxes	70.7	45.4
Other current assets	112.0	13.9
Total current assets	397.0	366.3
Investment in affiliates (1)	22,549.9	20,627.1
Long-term investments	—	48.4
Deferred income taxes	258.3	72.1
Other long-term assets	48.2	468.0
Total assets	$23,253.4	$21,581.9

Liabilities and shareholders' equity
Current liabilities:
Short-term debt	$500.0	$—
Accrued expenses and other current liabilities	718.6	431.5
Total current liabilities	1,218.6	431.5
Long-term debt	6,745.1	6,488.1
Employee benefit liabilities	690.8	542.6
Income taxes payable	4.7	4.0
Other long-term liabilities	42.4	37.5
Total liabilities	8,701.6	7,503.7
Shareholders' equity:
Common stock ($.01 par value; 2.6 billion shares authorized and 349.8 million shares issued and outstanding in 2014; 2.6 billion shares authorized and 362.2 million shares issued and
outstanding in 2013) and additional paid-in capital	4,542.2	4,382.2
Retained earnings	11,051.7	10,555.4
Accumulated other comprehensive loss	(1,111.3)	(912.1)
Total Aetna shareholders' equity	14,482.6	14,025.5
Non-controlling interests	69.2	52.7
Total equity	14,551.8	14,078.2
Total liabilities and shareholders' equity	$23,253.4	$21,581.9

(1)	Includes goodwill and other acquired intangible assets of $12.6 billion and $12.3 billion at December 31, 2014 and 2013, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders' Equity

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2011	349.7	$962.8	$10,346.6	$(1,189.2)	$10,120.2	$24.4	$10,144.6
Net income	—	—	1,657.9	—	1,657.9	1.9	1,659.8
Other decreases in non-
controlling interests	—	—	—	—	—	(2.9)	(2.9)
Other comprehensive income	—	—	—	155.8	155.8	—	155.8
Common shares issued for benefit plans,
including tax benefits	10.2	132.8	—	—	132.8	—	132.8
Repurchases of common shares	(32.3)	(.3)	(1,417.2)	—	(1,417.5)	—	(1,417.5)
Dividends declared	—	—	(243.4)	—	(243.4)	—	(243.4)
Balance at December 31, 2012	327.6	1,095.3	10,343.9	(1,033.4)	10,405.8	23.4	10,429.2
Net income (loss)	—	—	1,913.6	—	1,913.6	(1.7)	1,911.9
Other (decreases) increases in non-
controlling interests	—	(8.7)	—	—	(8.7)	31.0	22.3
Other comprehensive income	—	—	—	121.3	121.3	—	121.3
Common shares issued to
acquire Coventry	52.2	3,064.6	—	—	3,064.6	—	3,064.6
Common shares issued for benefit plans,
including tax benefits	5.4	231.2	—	—	231.2	—	231.2
Repurchases of common shares	(23.0)	(.2)	(1,407.5)	—	(1,407.7)	—	(1,407.7)
Dividends declared	—	—	(294.6)	—	(294.6)	—	(294.6)
Balance at December 31, 2013	362.2	4,382.2	10,555.4	(912.1)	14,025.5	52.7	14,078.2
Net income	—	—	2,040.8	—	2,040.8	4.4	2,045.2
Other increases in
non-controlling interests	—	—	—	—	—	12.1	12.1
Other comprehensive loss	—	—	—	(199.2)	(199.2)	—	(199.2)
Common shares issued for benefit plans,
including tax benefits	3.5	160.1	—	—	160.1	—	160.1
Repurchases of common shares	(15.9)	(.1)	(1,218.0)	—	(1,218.1)	—	(1,218.1)
Dividends declared	—	—	(326.5)	—	(326.5)	—	(326.5)
Balance at December 31, 2014	349.8	$4,542.2	$11,051.7	$(1,111.3)	$14,482.6	$69.2	$14,551.8

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2014	2013	2012
Cash flows from operating activities:
Net income attributable to Aetna	$2,040.8	$1,913.6	$1,657.9
Adjustments to reconcile net income including non-controlling interests to net cash (used for) provided by operating activities:
Loss on early extinguishment of long-term debt	181.2	—	84.9
Pension settlement charge	111.6	—	—
Equity earnings of affiliates (1)	(2,522.7)	(2,220.4)	(1,990.1)
Stock-based compensation expense	163.8	127.1	122.2
Net realized capital gains	(28.1)	(2.8)	—
Net change in other assets and other liabilities	132.1	(65.5)	48.3
Net cash provided by (used for) operating activities	78.7	(248.0)	(76.8)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	18.0	701.5	112.8
Cost of investments	(86.3)	(532.0)	(249.5)
Dividends received from affiliates, net	895.1	2,625.0	2,062.5
Cash used for acquisitions (2)	—	(3,014.3)	—
Net cash provided by (used for) investing activities	826.8	(219.8)	1,925.8
Cash flows from financing activities:
Repayment of long-term debt	(1,422.7)	—	(277.2)
Issuance of long-term debt	1,482.4	—	2,664.8
Net issuance (repayment) of short-term debt	500.0	—	(425.9)
Common shares issued under benefit plans	(60.3)	11.8	(44.5)
Stock-based compensation tax benefits	41.3	83.4	50.3
Common shares repurchased	(1,218.1)	(1,407.7)	(1,417.5)
Collateral on interest rate swaps	(77.3)	39.9	9.2
Dividends paid to shareholders	(320.6)	(278.7)	(239.1)
Net cash (used for) provided by financing activities	(1,075.3)	(1,551.3)	320.1
Net (decrease) increase in cash and cash equivalents	(169.8)	(2,019.1)	2,169.1
Cash and cash equivalents, beginning of period	187.6	2,206.7	37.6
Cash and cash equivalents, end of period	$17.8	$187.6	$2,206.7
Supplemental cash flow information:
Interest paid	$286.1	$301.4	$241.9
Income taxes refunded	198.2	294.0	282.3

(1)	Includes after-tax amortization of other acquired intangible assets of $158.2 million, $139.5 million and $92.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Represents parent company cash used primarily for the Coventry acquisition in 2013.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1. Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The financial information presented herein includes the balance sheet of the Parent Company as of December 31, 2014 and 2013 and the related statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2014, 2013 and 2012. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2. Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 80 of the Annual Report, for the summary of significant accounting policies.

3. Dividends

Gross cash dividends received from subsidiaries and included in net cash provided by investing activities in the Statements of Cash Flows were $1.5 billion, $2.5 billion and $1.7 billion in 2014, 2013 and 2012, respectively.

4. Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 90 of the Annual Report, for a description of acquisitions and dispositions.

5. Other Comprehensive Income (Loss)

Refer to Note 9 of Notes to Consolidated Financial Statements, beginning on page 101 of the Annual Report, for a description of accumulated other comprehensive income (loss).

6. Debt

Long-term debt on the balance sheet of the parent company excludes long-term debt of a subsidiary. That debt was acquired in the Coventry acquisition. Refer to Note 14 of Notes to Consolidated Financial Statements, on page 123 of the Annual Report, for a description of Aetna's total debt.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 27, 2015	Aetna Inc.

By: /s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Mark T. Bertolini	Chairman and Chief Executive Officer	February 27, 2015
Mark T. Bertolini	and Director
(Principal Executive Officer)

/s/ Shawn M. Guertin	Executive Vice President and	February 27, 2015
Shawn M. Guertin	Chief Financial Officer
(Principal Financial Officer)

/s/ Rajan Parmeswar	Vice President, Controller and	February 27, 2015
Rajan Parmeswar	Chief Accounting Officer
(Principal Accounting Officer)

Fernando Aguirre *	Director
Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Barbara Hackman Franklin *	Director
Jeffrey E. Garten *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director
Olympia J. Snowe *	Director

* By: /s/ Rajan Parmeswar
Rajan Parmeswar
Attorney-in-fact
February 27, 2015

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description of Exhibit	Method

10	Material Contracts

10.29	Employment Agreement dated December 10, 2014 between Aetna Inc. and Karen S. Rohan. *	Electronic

10.32	Form of Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement. *	Electronic

12	Statement re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

13	Annual report to security holders

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