Form 10-Q
period 2015-03-31
AETNA INC /PA/
filed 2015-04-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 2015
or

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

There were 349.2 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at March 31, 2015.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2015

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 35), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2015	2014
Revenue:
Health care premiums	$12,940.1	$11,911.7
Other premiums	538.0	561.6
Fees and other revenue (1)	1,375.0	1,248.8
Net investment income	232.9	244.2
Net realized capital gains	8.1	28.5
Total revenue	15,094.1	13,994.8
Benefits and expenses:
Health care costs (2)	10,240.5	9,576.3
Current and future benefits	528.1	578.7
Operating expenses:
Selling expenses	414.9	402.8
General and administrative expenses	2,401.8	2,047.6
Total operating expenses	2,816.7	2,450.4
Interest expense	79.0	85.6
Amortization of other acquired intangible assets	63.2	62.2
Loss on early extinguishment of long-term debt	—	91.9
Total benefits and expenses	13,727.5	12,845.1
Income before income taxes	1,366.6	1,149.7
Income taxes:
Current	647.0	418.5
Deferred	(56.7)	61.8
Total income taxes	590.3	480.3
Net income including non-controlling interests	776.3	669.4
Less: Net (loss) income attributable to non-controlling interests	(1.2)	3.9
Net income attributable to Aetna	$777.5	$665.5
Earnings per common share:
Basic	$2.22	$1.84
Diluted	$2.20	$1.82

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $24.1 million and $21.8 million (net of pharmaceutical and processing costs of $299.3 million and $275.4 million) for the three months ended March 31, 2015 and 2014, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $33.4 million and $30.6 million for the three months ended March 31, 2015 and 2014, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions)	2015	2014
Net income including non-controlling interests	$776.3	$669.4
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized (losses) gains ($(3.4) and $1.7 pretax)	(2.2)	1.1
Less: reclassification of gains to earnings ($2.4 and $.6 pretax)	1.6	.4
Total previously impaired debt securities (1)	(3.8)	.7
All other securities:
Net unrealized gains ($119.9 and $211.0 pretax)	77.9	137.2
Less: reclassification of losses to earnings ($(11.0) and $(5.0) pretax)	(7.2)	(3.3)
Total all other securities	85.1	140.5
Foreign currency and derivatives:
Net unrealized losses ($(21.4) and $(19.2) pretax)	(13.9)	(12.5)
Less: reclassification of (losses) gains to earnings ($(1.5) and $15.6 pretax)	(1.0)	10.1
Total foreign currency and derivatives	(12.9)	(22.6)
Pension and other postretirement employee benefit (“OPEB”) plans:
Less: amortization of net actuarial losses ($(16.1) and $(11.9) pretax)	(10.5)	(7.7)
Less: amortization of prior service credit ($1.0 and $1.0 pretax)	.7	.6
Total pension and OPEB plans	9.8	7.1
Other comprehensive income	78.2	125.7
Comprehensive income including non-controlling interests	854.5	795.1
Less: Comprehensive (loss) income attributable to non-controlling interests	(1.2)	3.9
Comprehensive income attributable to Aetna	$855.7	$791.2

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At March 31, 2015	At December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$1,915.8	$1,420.4
Investments	2,374.1	2,595.2
Premiums receivable, net	2,153.5	1,623.0
Other receivables, net	2,244.0	2,065.9
Accrued investment income	224.4	223.9
Collateral received under securities loan agreements	864.0	826.9
Income taxes receivable	—	372.7
Deferred income taxes	493.1	443.0
Other current assets	3,122.4	2,193.0
Total current assets	13,391.3	11,764.0
Long-term investments	22,587.6	22,193.9
Reinsurance recoverables	755.3	751.4
Goodwill	10,641.5	10,613.2
Other acquired intangible assets, net	1,880.4	1,948.3
Property and equipment, net	662.6	669.8
Other long-term assets	1,188.7	1,130.0
Separate Accounts assets	4,448.0	4,331.5
Total assets	$55,555.4	$53,402.1

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$6,087.2	$5,621.1
Future policy benefits	699.8	705.9
Unpaid claims	744.7	745.3
Unearned premiums	627.6	519.5
Policyholders’ funds	2,138.9	1,984.5
Collateral payable under securities loan and repurchase agreements	864.0	1,028.6
Short-term debt	297.0	500.0
Current portion of long-term debt	—	229.3
Income taxes payable	322.3	—
Accrued expenses and other current liabilities	4,886.4	4,022.3
Total current liabilities	16,667.9	15,356.5
Future policy benefits	6,399.5	6,427.4
Unpaid claims	1,649.7	1,650.6
Policyholders’ funds	1,181.1	1,163.2
Long-term debt, less current portion	7,846.1	7,852.0
Deferred income taxes	914.0	867.5
Other long-term liabilities	1,330.2	1,201.6
Separate Accounts liabilities	4,448.0	4,331.5
Total liabilities	40,436.5	38,850.3
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 349.2 million shares issued and outstanding in 2015; 2.6 billion shares authorized and 349.8 million shares issued and
outstanding in 2014) and additional paid-in capital	4,539.7	4,542.2
Retained earnings	11,546.0	11,051.7
Accumulated other comprehensive loss	(1,033.1)	(1,111.3)
Total Aetna shareholders’ equity	15,052.6	14,482.6
Non-controlling interests	66.3	69.2
Total equity	15,118.9	14,551.8
Total liabilities and equity	$55,555.4	$53,402.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Three Months Ended March 31, 2015
Balance at December 31, 2014	349.8	$4,542.2	$11,051.7	$(1,111.3)	$14,482.6	$69.2	$14,551.8
Net income (loss)	—	—	777.5	—	777.5	(1.2)	776.3
Other decreases in non-
controlling interest	—	—	—	—	—	(1.7)	(1.7)
Other comprehensive income (Note 6)	—	—	—	78.2	78.2	—	78.2
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	1.5	(2.4)	—	—	(2.4)	—	(2.4)
Repurchases of common shares	(2.1)	(.1)	(196.2)	—	(196.3)	—	(196.3)
Dividends declared	—	—	(87.0)	—	(87.0)	—	(87.0)
Balance at March 31, 2015	349.2	$4,539.7	$11,546.0	$(1,033.1)	$15,052.6	$66.3	$15,118.9

Three Months Ended March 31, 2014
Balance at December 31, 2013	362.2	$4,382.2	$10,555.4	$(912.1)	$14,025.5	$52.7	$14,078.2
Net income	—	—	665.5	—	665.5	3.9	669.4
Other increases in non-
controlling interest	—	—	—	—	—	.8	.8
Other comprehensive income (Note 6)	—	—	—	125.7	125.7	—	125.7
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	1.7	32.4	—	—	32.4	—	32.4
Repurchases of common shares	(6.5)	(.1)	(464.9)	—	(465.0)	—	(465.0)
Dividends declared	—	—	(80.5)	—	(80.5)	—	(80.5)
Balance at March 31, 2014	357.4	$4,414.5	$10,675.5	$(786.4)	$14,303.6	$57.4	$14,361.0

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2015	2014
Cash flows from operating activities:
Net income including non-controlling interests	$776.3	$669.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(8.1)	(28.5)
Depreciation and amortization	164.0	154.7
Debt fair value amortization	(7.8)	(15.1)
Equity in earnings of affiliates, net	(9.7)	(20.6)
Stock-based compensation expense	49.8	38.8
Amortization of net investment premium	22.3	18.3
Loss on early extinguishment of long-term debt	—	91.9
Changes in assets and liabilities:
Accrued investment income	(.5)	(1.5)
Premiums due and other receivables	(830.4)	(337.0)
Income taxes	629.5	420.3
Other assets and other liabilities	128.7	(70.6)
Health care and insurance liabilities	564.5	501.4
Other, net	(5.2)	.7
Net cash provided by operating activities	1,473.4	1,422.2
Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,608.9	2,143.6
Cost of investments	(2,493.9)	(2,303.6)
Additions to property, equipment and software	(82.3)	(93.8)
Cash used for acquisitions, net of cash acquired	(10.9)	—
Net cash provided by (used for) investing activities	21.8	(253.8)
Cash flows from financing activities:
Repayment of long-term debt	(228.8)	(839.7)
Issuance of long-term debt	—	741.9
Net repayment of short-term debt	(203.0)	—
Deposits and interest credited for investment contracts	.9	1.1
Withdrawals of investment contracts	(8.5)	(1.0)
Common shares issued under benefit plans, net	(79.9)	(17.0)
Stock-based compensation tax benefits	27.7	13.9
(Settlements) proceeds from repurchase agreements	(201.7)	156.2
Common shares repurchased	(196.3)	(465.0)
Dividends paid to shareholders	(87.1)	(81.6)
Collateral on interest rate swaps	(21.4)	(16.7)
(Distributions) contributions, non-controlling interests	(1.7)	1.3
Net cash used for financing activities	(999.8)	(506.6)
Net increase in cash and cash equivalents	495.4	661.8
Cash and cash equivalents, beginning of period	1,420.4	1,412.3
Cash and cash equivalents, end of period	$1,915.8	$2,074.1
Supplemental cash flow information:
Interest paid	$47.6	$72.9
Income taxes (refunded) paid	(66.8)	46.2

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and products and services, such as Accountable Care Solutions, that complement and enhance our medical products. Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans. Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider network in select geographies.

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 15 beginning on page 33 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2014 Annual Report on Form 10-K (our “2014 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2014 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after March 31, 2015 through the date the financial statements were issued and determined there were no other items to disclose other than as disclosed in Note 10 beginning on page 27.

Reclassifications
Certain reclassifications were made to 2014 financial information to conform with the 2015 presentation.

Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries we control.  All significant intercompany balances have been eliminated in consolidation.

Accounting for certain provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, “Health Care Reform” or the “ACA”)
We are participating in certain public health insurance exchanges established pursuant to Health Care Reform (“Public Exchanges”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers certain risk management programs as described below.

We recognize monthly premiums received from Public Exchange members and the Premium Subsidy as premium revenue ratably over the contract period. The Cost Sharing Subsidy offsets health care costs when incurred. We record a liability if the Cost Sharing Subsidy is paid in advance or a receivable if incurred health care costs exceed the Cost Sharing Subsidy received to date.

Accounting for Health Care Reform’s Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”)
Reinsurance
Health Care Reform established a temporary three-year reinsurance program, under which all issuers of major medical commercial insurance products and self-insured plan sponsors are required to contribute funding in amounts set by HHS. Funds collected will be utilized to reimburse issuers’ high claims costs incurred for qualified individual members. The expense related to this required funding is reflected in general and administrative expenses for all of our insurance products with the exception of products associated with qualified individual members; this expense for qualified individual members is reflected as a reduction of premium revenue. When annual claim costs incurred by our qualified individual members exceed a specified attachment point, we are entitled to certain reimbursements from this program. We record a receivable and offset health care costs to reflect our estimate of these recoveries. As of March 31, 2015 and December 31, 2014, we recorded a receivable under the temporary three-year reinsurance program of approximately $385 million and $338 million, respectively.

Risk Adjustment
Health Care Reform established a permanent risk adjustment program to transfer funds from qualified individual and small group insurance plans with below average risk scores to plans with above average risk scores. Based on the risk of our qualified plan members relative to the average risk of members of other qualified plans in comparable markets, we estimate our ultimate risk adjustment receivable or payable and reflect the pro-rata year-to-date impact as an adjustment to our premium revenue. At March 31, 2015 and December 31, 2014, we recorded a net payable of approximately $428 million and $230 million, respectively, under the risk adjustment program.

Risk Corridor
Health Care Reform established a temporary three-year risk sharing program for qualified individual and small group insurance plans. Under this program we make (or receive) a payment to (or from) HHS based on the ratio of allowable costs to target costs (as defined by Health Care Reform). We record a risk corridor receivable or payable as an adjustment to premium revenue on a pro-rata year-to-date basis based on our estimate of the ultimate risk sharing amount. At March 31, 2015 and December 31, 2014, we did not record any Health Care Reform risk corridor receivables because payments from HHS under this program are uncertain, and we recorded an immaterial Health Care Reform risk corridor payable at each respective date.

We expect to perform an annual final reconciliation and settlement with HHS of the Cost Sharing Subsidy and 3Rs in each subsequent year.

New Accounting Standards
Accounting for Investments in Qualified Affordable Housing Projects
Effective January 1, 2015, we were permitted to make an accounting policy election to adopt new accounting guidance relating to the recognition of amortization of investments in qualified affordable housing projects. The guidance sets forth a new method of measurement, referred to as the proportional amortization method, under which income and expense items related to qualified affordable housing projects would be recorded in the income taxes line item. We did not make the accounting policy election to adopt this new accounting guidance.

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective January 1, 2015, we adopted amended accounting guidance related to when an entity reports a discontinued operation in its financial position and operating results.  The guidance clarifies that a discontinued operation is required to be reported if the disposal represents a significant shift that has (or will have) a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are either classified as held for sale or are disposed of by sale.  The amendments also require additional disclosures about discontinued operations. We had no discontinued operations during the three months ended March 31, 2015.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
Effective January 1, 2015, we adopted new accounting guidance related to the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. This guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with other typical repurchase agreements, resulting in these transactions generally being accounted for as secured borrowings. The adoption of this new guidance had no impact on our financial position or operating results. The guidance also requires additional disclosures about repurchase agreements and other similar transactions accounted for as secured borrowings which we will adopt effective April 1, 2015.

Future Application of Accounting Standards
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

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
Effective January 1, 2016, we will adopt new accounting guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance clarifies that awards with these provisions should be treated as performance conditions that affect vesting, and do not impact the award’s estimated grant-date fair value. Early adoption of this new guidance is permitted. The adoption of this new guidance will not have an impact on our financial position or operating results.

Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern
Effective December 31, 2016, we will adopt amended accounting guidance related to management’s evaluation of whether there is substantial doubt about an entity’s ability to continue as a going concern and the related disclosures. The adoption of this new guidance will not have a material impact on our financial position or operating results.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
Effective December 31, 2015, we will adopt amended accounting guidance related to the approach used in determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. Early adoption of this new guidance is permitted. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
Effective January 1, 2016, we will adopt amended accounting guidance related to the presentation of extraordinary items. The amendment eliminates the concept of extraordinary items which represent events that are both unusual and infrequent. Presentation and disclosure of items that are unusual or infrequent will be retained, and will be expanded to include items that are both unusual and infrequent. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Amendments to the Consolidation Analysis
Effective January 1, 2016, we will adopt amended accounting guidance related to the evaluation of consolidation for certain legal entities. The amendment changes how a reporting entity assesses consolidation, including whether an entity is considered a variable interest entity, determination of the primary beneficiary and how related parties are considered in the analysis. Early adoption of this new guidance is permitted. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Simplifying the Presentation of Debt Issuance Costs
Effective January 1, 2016, we will adopt amended accounting guidance related to the financial statement presentation of debt issuance costs. The amendment requires debt issuance costs to be presented as a direct deduction from the carrying amount of our debt liability, consistent with the approach used for debt discounts. Amortization of debt issuance costs will also be reported in the Statements of Income as interest expense, as opposed to general and administrative expenses. Early adoption of this new guidance is permitted. This new guidance must be applied on a full retrospective basis, with all prior periods restated for the new presentation. The adoption of this new guidance will require certain reclassifications in our financial statements and is not expected to have a material impact on our financial position or operating results.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
Effective January 1, 2016, we will adopt amended accounting guidance related to the evaluation of fees paid by a customer in a cloud computing arrangement. The amendment provides additional guidance that aids in determining whether a cloud computing arrangement contains a software license. Arrangements that do not contain a software license must be accounted for as a service contract. If a software license is included in the cloud computing arrangement, the license element must be accounted for consistent with the acquisition of a software license. Early adoption of this new guidance is permitted. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

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

The computations of basic and diluted EPS for the three months ended March 31, 2015 and 2014 are as follows:

(Millions, except per common share data)	2015	2014
Net income attributable to Aetna	$777.5	$665.5
Weighted average shares used to compute basic EPS	349.5	361.6
Dilutive effect of outstanding stock-based compensation awards	3.2	3.4
Weighted average shares used to compute diluted EPS	352.7	365.0
Basic EPS	$2.22	$1.84
Diluted EPS	$2.20	$1.82

The stock-based compensation awards excluded from the calculation of diluted EPS for the three months ended March 31, 2015 and 2014 are as follows:

(Millions)	2015	2014
Stock appreciation rights (“SARs”) (1)	1.9	1.3
Other stock-based compensation awards (2)	1.1	1.3

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
Performance stock units ("PSUs"), certain market stock units ("MSUs") with performance conditions, and performance stock appreciation rights ("PSARs") are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

All outstanding stock options were included in the calculation of diluted EPS for the three months ended March 31, 2014. We no longer have any stock options outstanding as of March 31, 2015.

4.     Operating Expenses

For the three months ended March 31, 2015 and 2014, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

(Millions)	2015	2014
Selling expenses	$414.9	$402.8
General and administrative expenses:
Salaries and related benefits	1,206.6	1,119.5
Other general and administrative expenses (1) (2)	1,195.2	928.1
Total general and administrative expenses (3)	2,401.8	2,047.6
Total operating expenses	$2,816.7	$2,450.4

(1)
The three months ended March 31, 2015 and 2014 include estimated fees mandated by the ACA comprised primarily of the health insurer fee of $218.7 million and $154.8 million, respectively, and our estimated contribution to the funding of the reinsurance program of $53.6 million and $84.9 million, respectively. Refer to Note 2 beginning on page 6 for additional information on fees mandated by the ACA.

(2)
In the three months ended December 31, 2012, we recorded a charge of $120.0 million pretax related to the settlement of purported class action litigation regarding Aetna’s payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the three months ended March 31, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $103.0 million pretax in the three months ended March 31, 2014. Refer to Note 12 beginning on page 28 for additional information on the termination of the settlement agreement.

(3)
The three months ended March 31, 2015 include $45.6 million of transaction and integration-related costs related to the acquisitions of Coventry Health Care, Inc. (“Coventry”), the InterGlobal group (“InterGlobal”) and bSwift LLC (“bswift”). The three months ended March 31, 2014 include $63.7 million of integration-related costs related to the acquisition of Coventry.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 13 beginning on page 32 for additional information.

5.     Investments

Total investments at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,237.3	$19,346.5	$21,583.8	$2,463.8	$18,977.9	$21,441.7
Mortgage loans	127.6	1,387.6	1,515.2	124.2	1,438.0	1,562.2
Other investments	9.2	1,853.5	1,862.7	7.2	1,778.0	1,785.2
Total investments	$2,374.1	$22,587.6	$24,961.7	$2,595.2	$22,193.9	$24,789.1

At March 31, 2015, we did not have any repurchase agreements outstanding. At December 31, 2014, approximately $202 million of investments were pledged as collateral under repurchase agreements. At March 31, 2015 and December 31, 2014, approximately $835 million and $798 million, respectively, of investments were pledged under securities loan agreements.

Debt and Equity Securities
Debt and equity securities available for sale at March 31, 2015 and December 31, 2014 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2015
Debt securities:
U.S. government securities	$1,341.0	$111.4	$(1.3)		$1,451.1
States, municipalities and political subdivisions	4,582.4	285.9	(7.8)		4,860.5
U.S. corporate securities	7,961.7	670.1	(14.3)		8,617.5
Foreign securities	3,252.0	305.2	(10.3)		3,546.9
Residential mortgage-backed securities	884.8	32.4	(1.9)		915.3
Commercial mortgage-backed securities	1,301.5	50.5	(.5)	(1)	1,351.5
Other asset-backed securities	743.6	9.5	(2.8)	(1)	750.3
Redeemable preferred securities	55.2	12.9	—		68.1
Total debt securities	20,122.2	1,477.9	(38.9)		21,561.2
Equity securities	24.4	2.0	(3.8)		22.6
Total debt and equity securities (2)	$20,146.6	$1,479.9	$(42.7)		$21,583.8
December 31, 2014
Debt securities:
U.S. government securities	$1,301.2	$96.3	$(.6)		$1,396.9
States, municipalities and political subdivisions	4,540.0	277.2	(7.8)		4,809.4
U.S. corporate securities	8,033.2	606.8	(33.6)		8,606.4
Foreign securities	3,343.6	267.0	(18.3)		3,592.3
Residential mortgage-backed securities	902.7	28.9	(3.9)		927.7
Commercial mortgage-backed securities	1,324.6	52.8	(1.6)	(1)	1,375.8
Other asset-backed securities	644.7	5.8	(6.5)	(1)	644.0
Redeemable preferred securities	56.8	12.5	—		69.3
Total debt securities	20,146.8	1,347.3	(72.3)		21,421.8
Equity securities	23.3	.4	(3.8)		19.9
Total debt and equity securities (2)	$20,170.1	$1,347.7	$(76.1)		$21,441.7

(1)
At March 31, 2015 and December 31, 2014, we held securities for which we previously recognized $15.6 million and $18.6 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at March 31, 2015 and December 31, 2014 of $3.3 million and $3.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 15 beginning on page 33 for additional information on our accounting for discontinued products).  At March 31, 2015, debt and equity securities with a fair value of approximately $3.7 billion, gross unrealized capital gains of $428.1 million and gross unrealized capital losses of $9.7 million and, at December 31, 2014, debt and equity securities with a fair value of approximately $3.6 billion, gross unrealized capital gains of $391.3 million and gross unrealized capital losses of $16.7 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at March 31, 2015 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$1,104.5
One year through five years	5,631.9
After five years through ten years	5,817.1
Greater than ten years	5,990.6
Residential mortgage-backed securities	915.3
Commercial mortgage-backed securities	1,351.5
Other asset-backed securities	750.3
Total	$21,561.2

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2015 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2015, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 3.1 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At March 31, 2015, these securities had an average credit quality rating of AA+ and a weighted average duration of 2.0 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2015, these securities had an average credit quality rating of A+ and a weighted average duration of 1.5 years.

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

Summarized below are the debt and equity securities we held at March 31, 2015 and December 31, 2014 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015
Debt securities:
U.S. government securities	$64.0	$.9	$12.9	$.4	$76.9	$1.3
States, municipalities and political subdivisions	535.0	4.3	139.3	3.5	674.3	7.8
U.S. corporate securities	567.1	9.6	140.0	4.7	707.1	14.3
Foreign securities	304.3	7.3	72.8	3.0	377.1	10.3
Residential mortgage-backed securities	54.7	.2	106.3	1.7	161.0	1.9
Commercial mortgage-backed securities	76.1	.1	34.1	.4	110.2	.5
Other asset-backed securities	177.2	2.7	16.1	.1	193.3	2.8
Redeemable preferred securities	3.0	—	—	—	3.0	—
Total debt securities	1,781.4	25.1	521.5	13.8	2,302.9	38.9
Equity securities	—	—	1.4	3.8	1.4	3.8
Total debt and equity securities (1)	$1,781.4	$25.1	$522.9	$17.6	$2,304.3	$42.7
December 31, 2014
Debt securities:
U.S. government securities	$20.6	$.1	$19.8	$.5	$40.4	$.6
States, municipalities and political subdivisions	457.4	2.2	347.4	5.6	804.8	7.8
U.S. corporate securities	1,074.1	19.9	515.2	13.7	1,589.3	33.6
Foreign securities	540.0	12.8	148.0	5.5	688.0	18.3
Residential mortgage-backed securities	3.9	.1	166.9	3.8	170.8	3.9
Commercial mortgage-backed securities	181.5	.7	69.0	.9	250.5	1.6
Other asset-backed securities	373.1	6.1	21.3	.4	394.4	6.5
Redeemable preferred securities	3.0	—	—	—	3.0	—
Total debt securities	2,653.6	41.9	1,287.6	30.4	3,941.2	72.3
Equity securities	8.0	—	1.4	3.8	9.4	3.8
Total debt and equity securities (1)	$2,661.6	$41.9	$1,289.0	$34.2	$3,950.6	$76.1

(1)
At March 31, 2015 and December 31, 2014, debt and equity securities in an unrealized capital loss position of $9.7 million and $16.7 million, respectively, and with related fair value of $221.4 million and $402.7 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At March 31, 2015, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2015 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$27.4	$.1	$27.4	$.1
One year through five years	5.5	—	505.7	4.6	511.2	4.6
After five years through ten years	112.6	2.3	656.5	11.7	769.1	14.0
Greater than ten years	91.6	3.6	439.1	11.4	530.7	15.0
Residential mortgage-backed securities	—	—	161.0	1.9	161.0	1.9
Commercial mortgage-backed securities	10.3	—	99.9	.5	110.2	.5
Other asset-backed securities	—	—	193.3	2.8	193.3	2.8
Total	$220.0	$5.9	$2,082.9	$33.0	$2,302.9	$38.9

Net realized capital gains (losses) for the three months ended March 31, 2015 and 2014, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2015	2014
OTTI losses on debt securities recognized in earnings	$(2.4)	$(.2)
Net realized capital gains, excluding OTTI losses on debt securities	10.5	28.7
Net realized capital gains	$8.1	$28.5

The net realized capital gains for the three months ended March 31, 2015 were primarily attributable to gains from the sale of debt securities. The net realized capital gains for the three months ended March 31, 2014 were primarily attributable to the recognition of a gain on the termination of interest rate swaps as well as gains from the sale of debt securities. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for more information on the termination of the outstanding interest rate swaps in the first quarter of 2014.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during three months ended March 31, 2015 or 2014.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2015 and 2014 were as follows:

(Millions)	2015	2014
Proceeds on sales	$945.9	$1,092.8
Gross realized capital gains	24.9	24.6
Gross realized capital losses	8.8	13.0

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three months ended March 31, 2015 and 2014 we had the following activity in our mortgage loan portfolio:

(Millions)	2015	2014
New mortgage loans	$12.7	$33.9
Mortgage loans fully repaid	39.5	19.8
Mortgage loans foreclosed	9.0	—

At March 31, 2015 and December 31, 2014, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at March 31, 2015 or December 31, 2014.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Categories 6 and 7 represent loans where collections are potentially at risk.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Category 5 represents loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure.  Based upon our most recent assessments at March 31, 2015 and December 31, 2014, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	March 31, 2015	December 31, 2014
1	$58.7	$59.7
2 to 4	1,416.2	1,443.4
5	13.3	18.6
6 and 7	27.0	40.5
Total	$1,515.2	$1,562.2

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors, including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at March 31, 2015 and December 31, 2014 of approximately $210 million and $209 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $5.8 billion and $5.7 billion at March 31, 2015 and December 31, 2014, respectively.  The hedge fund partnership had total assets of approximately $6.9 billion and $7.1 billion at March 31, 2015 and December 31, 2014, respectively.

Non-controlling (Minority) Interests
At March 31, 2015 and December 31, 2014, continuing business non-controlling interests were approximately $66 million and $69 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net loss attributable to non-controlling interests was $1.2 million for the three months ended March 31, 2015 and net income attributable to non-controlling interests was $3.9 million for the three months ended March 31, 2014. These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three months ended March 31, 2015 and 2014 were as follows:

(Millions)	2015	2014
Debt securities	$196.4	$198.1
Mortgage loans	21.9	23.9
Other investments	23.9	30.1
Gross investment income	242.2	252.1
Investment expenses	(9.3)	(7.9)
Net investment income (1)	$232.9	$244.2

(1)
Net investment income includes $66.6 million and $80.4 million for the three months ended March 31, 2015 and 2014, respectively, related to investments supporting our experience-rated and discontinued products.

6.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Credit
Three months ended March 31, 2015
Balance at December 31, 2014	$34.9		$568.0		$(60.9)		$(1,670.9)		$17.6		$(1,111.3)
Other comprehensive (loss) income
before reclassifications	(2.2)		77.9		(13.9)		—		—		61.8
Amounts reclassified from accumulated
other comprehensive income	(1.6)	(2)	7.2	(2)	1.0	(3)	10.5	(4)	(.7)	(4)	16.4
Other comprehensive (loss) income	(3.8)		85.1		(12.9)		10.5		(.7)		78.2
Balance at March 31, 2015	$31.1		$653.1		$(73.8)		$(1,660.4)		$16.9		$(1,033.1)
Three months ended March 31, 2014
Balance at December 31, 2013	$34.2		$326.8		$.4		$(1,293.8)		$20.3		$(912.1)
Other comprehensive income (loss)
before reclassifications	1.1		137.2		(12.5)		—		—		125.8
Amounts reclassified from accumulated
other comprehensive income	(.4)	(2)	3.3	(2)	(10.1)	(3)	7.7	(4)	(.6)	(4)	(.1)
Other comprehensive income (loss)	.7		140.5		(22.6)		7.7		(.6)		125.7
Balance at March 31, 2014	$34.9		$467.3		$(22.2)		$(1,286.1)		$19.7		$(786.4)

(1)	Represents unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the effective portion of derivatives related to interest rate swaps which are reflected in interest expense and were not material during the three months ended March 31, 2015 or 2014. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. Refer to Note 8 of Condensed Notes to Consolidated Financial Statements beginning on page 25 for additional information.

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

Financial assets and liabilities are classified based upon the lowest level of input that is significant to the valuation.  When quoted prices in active markets for identical assets and liabilities are available, we use these quoted market prices to determine the fair value of financial assets and liabilities and classify these assets and liabilities in Level 1.  In other cases where a quoted market price for identical assets and liabilities in an active market is either not available or not observable, we estimate fair value using valuation methodologies based on available and observable market information or by using a matrix pricing model.  These financial assets and liabilities would then be classified in Level 2.  If quoted market prices are not available, we determine fair value using broker quotes or an internal analysis of each investment’s financial performance and cash flow projections.  Thus, financial assets and liabilities may be classified in Level 3 even though there may be some significant inputs that may be observable.

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

The fair values of our Level 2 debt securities are obtained using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2015 or December 31, 2014.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2015 or December 31, 2014.  The total fair value of our broker quoted debt securities was approximately $124 million at March 31, 2015 and $126 million at December 31, 2014.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – We currently have two classifications of equity securities:  those that are publicly traded and those that are privately held.  Our publicly-traded securities are classified in Level 1 because quoted prices are available for these securities in an active market.  For privately-held equity securities, there is no active market; therefore, we classify these securities in Level 3 because we price these securities through an internal analysis of each investment’s financial statements and cash flow projections. Significant unobservable inputs consist of earnings and revenue multiples, discount for lack of marketability and comparability adjustments. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement, which may be significant.

Derivatives – Where quoted prices are available in an active market, our derivatives are classified in Level 1.  Certain of our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified in Level 2 because they are traded in markets where quoted market prices are not readily available.

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at March 31, 2015 and December 31, 2014 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
Debt securities:
U.S. government securities	$1,253.9	$197.2	$—	$1,451.1
States, municipalities and political subdivisions	—	4,859.4	1.1	4,860.5
U.S. corporate securities	—	8,561.4	56.1	8,617.5
Foreign securities	—	3,515.1	31.8	3,546.9
Residential mortgage-backed securities	—	915.3	—	915.3
Commercial mortgage-backed securities	—	1,344.0	7.5	1,351.5
Other asset-backed securities	—	708.5	41.8	750.3
Redeemable preferred securities	—	64.0	4.1	68.1
Total debt securities	1,253.9	20,164.9	142.4	21,561.2
Equity securities	1.8	—	20.8	22.6
Derivatives	—	.3	—	.3
Total	$1,255.7	$20,165.2	$163.2	$21,584.1
Liabilities:
Derivatives	$—	$69.5	$—	$69.5
December 31, 2014
Assets:
Debt securities:
U.S. government securities	$1,198.4	$198.5	$—	$1,396.9
States, municipalities and political subdivisions	—	4,808.2	1.2	4,809.4
U.S. corporate securities	—	8,548.2	58.2	8,606.4
Foreign securities	—	3,560.7	31.6	3,592.3
Residential mortgage-backed securities	—	927.7	—	927.7
Commercial mortgage-backed securities	—	1,368.3	7.5	1,375.8
Other asset-backed securities	—	602.5	41.5	644.0
Redeemable preferred securities	—	65.2	4.1	69.3
Total debt securities	1,198.4	20,079.3	144.1	21,421.8
Equity securities	1.8	—	18.1	19.9
Derivatives	—	.3	—	.3
Total	$1,200.2	$20,079.6	$162.2	$21,442.0
Liabilities:
Derivatives	$—	$53.4	$—	$53.4

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2015 or 2014. During the three months ended March 31, 2015 and 2014, we had an immaterial amount of gross transfers into and out of Level 3 financial assets.

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

Bank loans: Where fair value is determined by quoted market prices of bank loans with similar characteristics, our bank loans are classified in Level 2. For bank loans classified in Level 3, fair value is determined by outside brokers using their internal analyses through a combination of their knowledge of the current pricing environment and market flows.

Equity securities: Certain of our equity securities are carried at cost. The fair values of our cost-method investments are not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
March 31, 2015
Assets:
Mortgage loans	$1,515.2	$—	$—	$1,581.6	$1,581.6
Bank loans	233.5	—	223.2	9.3	232.5
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.9	—	—	8.9	8.9
Without a fixed maturity	548.8	—	—	542.0	542.0
Long-term debt	7,846.1	—	8,781.8	—	8,781.8

December 31, 2014
Assets:
Mortgage loans	$1,562.2	$—	$—	$1,621.4	$1,621.4
Bank loans	231.2	—	217.6	9.4	227.0
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	16.6	—	—	16.6	16.6
Without a fixed maturity	557.5	—	—	551.5	551.5
Long-term debt	8,081.3	—	8,764.8	—	8,764.8

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described beginning on page 19.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified in Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015				December 31, 2014
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$698.2	$2,740.3	$3.5	$3,442.0	$876.0	$2,495.0	$2.9	$3,373.9
Equity securities	179.9	5.9	—	185.8	173.3	5.7	—	179.0
Derivatives	—	(1.1)	—	(1.1)	—	.2	—	.2
Common/collective trusts	—	595.9	—	595.9	—	574.0	—	574.0
Total (1)	$878.1	$3,341.0	$3.5	$4,222.6	$1,049.3	$3,074.9	$2.9	$4,127.1

(1)	Excludes $225.4 million and $204.4 million of cash and cash equivalents and other receivables at March 31, 2015 and December 31, 2014, respectively.

During the three months ended March 31, 2015 and 2014, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of March 31, 2015 and December 31, 2014 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
March 31, 2015
Derivatives	$.3	$10.7	$—	$11.0
Total	$.3	$10.7	$—	$11.0

December 31, 2014
Derivatives	$.3	$10.2	$—	$10.5
Total	$.3	$10.2	$—	$10.5

(1) There were no amounts offset in our balance sheets at March 31, 2015 or December 31, 2014.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of March 31, 2015 and December 31, 2014 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
March 31, 2015
Derivatives	$69.5	$1.3	$(70.4)	$.4
Securities lending	864.0	(864.0)	—	—
Total	$933.5	$(862.7)	$(70.4)	$.4

December 31, 2014
Derivatives	$53.4	$.9	$(49.0)	$5.3
Securities lending	826.9	(826.9)	—	—
Repurchase agreements	201.7	—	—	201.7
Total	$1,082.0	$(826.0)	$(49.0)	$207.0

(1) There were no amounts offset in our balance sheets at March 31, 2015 or December 31, 2014.

8.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three months ended March 31, 2015 and 2014 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2015	2014	2015	2014
Service cost	$—	$—	$—	$—
Amortization of prior service credit	(.1)	(.1)	(.9)	(.9)
Interest cost	65.2	72.1	2.7	3.0
Expected return on plan assets	(104.8)	(105.6)	(.8)	(.8)
Recognized net actuarial losses	15.4	11.7	.7	.2
Net periodic benefit (income) cost	$(24.3)	$(21.9)	$1.7	$1.5

9.    Debt

The carrying value of our long-term debt at March 31, 2015 and December 31, 2014 was as follows:

(Millions)	March 31, 2015	December 31, 2014
Senior notes, 6.125%, due 2015 (1)	$—	$229.3
Senior notes, 5.95%, due 2017	414.3	418.3
Senior notes, 1.75%, due 2017	249.3	249.2
Senior notes, 1.5%, due 2017	498.8	498.6
Senior notes, 2.2%, due 2019	374.7	374.7
Senior notes, 3.95%, due 2020	745.4	745.2
Senior notes, 5.45%, due 2021	685.2	688.6
Senior notes, 4.125%, due 2021	495.7	495.5
Senior notes, 2.75%, due 2022	987.2	986.8
Senior notes, 3.5%, due 2024	747.0	746.9
Senior notes, 6.625%, due 2036	769.8	769.8
Senior notes, 6.75%, due 2037	530.8	530.7
Senior notes, 4.5%, due 2042	480.9	480.8
Senior notes, 4.125%, due 2042	492.9	492.8
Senior notes, 4.75%, due 2044	374.1	374.1
Total long-term debt	7,846.1	8,081.3
Less current portion of long-term debt	—	229.3
Total long-term debt, less current portion	$7,846.1	$7,852.0

(1)	The 6.125% senior notes were repaid in January 2015. These notes were classified as current in the consolidated balance sheet as of December 31, 2014.

At March 31, 2015, we had approximately $297 million of commercial paper outstanding with a weighted-average interest rate of .42%. At December 31, 2014, we had approximately $500 million of commercial paper outstanding with a weighted-average interest rate of .30%.

We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at March 31, 2015 was approximately $850 million. At both March 31, 2015 and December 31, 2014, we did not have any outstanding borrowings from the FHLBB.

Interest Rate Swaps
In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2017. At March 31, 2015, these interest rate swaps had a pretax fair value loss of $69 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, in connection with the acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment”). On March 2, 2015, we entered into a Second Amendment to the Credit Agreement (together with the First Amendment, the Incremental Commitment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. Upon our agreement with one or more financial institutions, we may expand the aggregate commitments under the Facility to a maximum of $2.5 billion. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the

Facility. In both 2013 and 2014, we extended the maturity date of the Facility by one year. On March 2, 2015, we extended the maturity date of the Facility by an additional year to March 27, 2020.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at March 31, 2015.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2015.  There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2015 or 2014.

10.    Capital Stock

On November 21, 2014 and February 28, 2014, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion each.  During the three months ended March 31, 2015, we repurchased approximately 2 million shares of common stock at a cost of approximately $196 million.  At March 31, 2015, we had remaining authorization to repurchase an aggregate of up to approximately $1.2 billion of common stock under the November 21, 2014 and February 28, 2014 programs. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

As described above, from time to time we enter into accelerated share repurchase agreements with unrelated third party financial institutions. The number of shares repurchased under each agreement is based on the volume-weighted average price of our common stock during the purchase period. We completed the following accelerated share repurchase program during the three months ended March 31, 2015:

Trade Date:	Value of Repurchase Program (Millions)	Repurchase Period	Number of Shares Repurchased (Millions)
December 15, 2014	$150.0	January and February 2015	1.6

Under the share repurchase program authorized by our Board, we entered into an accelerated share repurchase agreement with an unrelated third party financial institution on March 2, 2015 to repurchase an aggregate of $100 million of our outstanding common stock during April 2015. The final number of shares repurchased under the agreement will be determined based on the volume-weighted average price of our common stock during the purchase period.

During the three months ended March 31, 2015 our Board declared the following cash dividend:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 27, 2015	$.25	April 9, 2015	April 24, 2015	$87.3

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

On March 2, 2015, approximately .3 million PSUs, 1.1 million restricted stock units (“RSUs”) and 1.9 million SARs were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve certain operating performance goals, as determined by our Board’s Committee on Compensation and Talent Management, during a three-year performance period which began January 1, 2015 and ends on December 31, 2017.  The vesting period for the PSUs ends on March 2, 2018. Each vested PSU and RSU represents one share of common stock and will be paid in shares of common stock, net of taxes, at the end of the applicable vesting period.  The RSUs generally will become 100% vested approximately three years from the grant date, with one-third vesting each December. The SARs, if exercised by the employee, will be settled in common stock, net of taxes, based on the appreciation of our common stock price over $100.50 per share, the closing price of our common stock on the grant date. SARs will generally become 100% vested approximately three years from the grant date, with one-third vesting on each anniversary of the grant date.

The SARs granted to certain employees during the three months ended March 31, 2015 and 2014 had an estimated fair market value of $32.13 and $22.68 per unit, respectively. The fair value per unit was calculated on each respective grant date using a modified Black-Scholes option pricing model using the following assumptions during the three months ended March 31, 2015 and 2014:

	2015	2014
Expected term (in years)	6.48	5.72
Volatility	33.4%	35.8%
Risk-free interest rate	1.81%	1.74%
Dividend yield	1.13%	1.36%
Initial price	$100.50	$72.26

The expected term is based on historical equity award activity. Volatility is based on a weighted average of the historical volatility of our stock price and implied volatility from traded options on our stock. The risk-free interest rate is based on a U.S. Treasury rate with a life equal to the expected life of the SARs grant. This rate was calculated by interpolating between the 5-year and 10-year U.S. Treasury rates for each respective period. The dividend yield is based on our historical dividends in the 12 months prior to the grant date.

11.    Dividend Restrictions and Statutory Surplus

Under applicable regulatory requirements at March 31, 2015, the amount of dividends that may be paid through the end of 2015 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was approximately $1.6 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the first quarter of 2015, our insurance and HMO subsidiaries paid approximately $682 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $9.1 billion and $9.4 billion at March 31, 2015 and December 31, 2014, respectively.

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

CMS Actions
The Centers for Medicare & Medicaid Services (“CMS”) regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions to us and document their medical records, including the diagnosis data submitted to us with claims.  CMS pays increased premiums to Medicare Advantage plans and prescription drug program plans for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by health care providers and the resulting risk adjusted premium payments to the plans. CMS may require us to refund premium payments if our risk adjusted premiums are not properly supported by medical record data. The Office of Inspector General (the “OIG”) also is auditing risk adjustment data of other companies, and we expect CMS and the OIG to continue auditing risk adjustment data.

CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited.  Historically, CMS did not project sample error rates to the entire contract.  As a result, the revised methodology may increase our exposure to premium refunds to CMS based on incomplete medical records maintained by providers.  During 2013, CMS selected certain of our Medicare Advantage contracts for contract year 2011 for audit.  We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years or the current contract year.  Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG, HHS or otherwise, including audits of our minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect our operating results, financial position and cash flows.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including claims of or relating to bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits in our Health Care and Group Insurance businesses (including our post-payment audit and collection practices and reductions in payments to providers due to sequestration), provider network structure (including the use of performance-based networks and termination of provider contracts), provider directory accuracy, rescission of insurance coverage, improper disclosure of personal information, anticompetitive practices, patent infringement and other intellectual property litigation, other legal proceedings in our Health Care and Group Insurance businesses and employment litigation.  Some of these other lawsuits are or are purported to be class actions.  We intend to vigorously defend ourselves against the claims brought in these matters.

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

In addition, our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, CMS, the U.S. Department of Health and Human Services, various state insurance and health care regulatory authorities, state attorneys general and offices of inspector general, the Center for Consumer Information and Insurance Oversight, OIG, the Office of Personnel Management, the U.S. Department of Labor, the U.S. Department of the Treasury, the U.S. Food and Drug Administration, committees, subcommittees and members of the U.S. Congress, the U.S. Department of Justice, the Federal Trade Commission, U.S. attorneys and other state, federal and international governmental authorities.  These government actions include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding certain of our current and past business practices, including our overall claims processing and payment practices, our business practices with respect to our small group products, student health products or individual customers (such as market withdrawals, rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”

A significant number of states are investigating life insurers’ claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.  In the fourth quarter of 2013, we made changes to our life insurance claim payment practices (including related escheatment practices) based on evolving industry practices and regulatory expectations and interpretations, including expanding our existing use of the Social Security Administration’s Death Master File to identify additional potentially unclaimed death benefits and locate applicable beneficiaries. As a result of these changes, in the fourth quarter of 2013, we increased our estimated liability for unpaid life insurance claims with respect to insureds who passed away on or before December 31, 2013, and recorded in current and future benefits a charge of $35.7 million ($55.0 million pretax). Given the legal and regulatory uncertainty with respect to life insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of further changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

There also continues to be a heightened level of review by regulatory authorities of, and increased litigation regarding, our and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including provider network adequacy, the use of performance-based networks and termination of provider contracts), provider directory accuracy, calculation of minimum medical loss ratios, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices (including the use of narrow networks and the placement of drugs in formulary tiers), sales practices, customer service practices, and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).

As a leading national health and related benefits company, we regularly are the subject of government actions of the types described above.  These government actions may prevent or delay us from implementing planned premium rate increases and may result, and have resulted, in restrictions on our business, changes to or clarifications of our business practices, retroactive adjustments to premiums, refunds or other payments to members, beneficiaries, states or the federal government, withholding of premium payments to us by government agencies, assessments of damages, civil or criminal fines or penalties, or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

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

Summarized financial information of our segments for the three months ended March 31, 2015 and 2014 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended March 31, 2015
Revenue from external customers	$14,285.8	$554.5	$12.8	$—	$14,853.1
Operating earnings (loss) (1)	835.6	43.9	2.1	(37.3)	844.3
Three Months Ended March 31, 2014
Revenue from external customers	$13,131.4	$544.4	$46.3	$—	$13,722.1
Operating earnings (loss) (1)	719.0	41.2	4.8	(43.0)	722.0

(1)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three months ended March 31, 2015 and 2014 was as follows:

(Millions)	2015	2014
Operating earnings (1)	$844.3	$722.0
Transaction and integration-related costs, net of tax	(30.7)	(41.9)
Loss on early extinguishment of long-term debt, net of tax	—	(59.7)
Release of litigation-related reserve, net of tax	—	67.0
Amortization of other acquired intangible assets, net of tax	(41.1)	(40.4)
Net realized capital gains, net of tax	5.0	18.5
Net income attributable to Aetna	$777.5	$665.5

(1)
In addition to net realized capital gains and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs of $30.7 million ($45.6 million pretax) during the three months ended March 31, 2015, related to the acquisitions of Coventry, InterGlobal and bswift, and integration-related costs of $41.9 million ($63.7 million pretax) during the three months ended March 31, 2014, related to the acquisition of Coventry. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses.

•
We incurred a loss on the early extinguishment of long-term debt of $59.7 million ($91.9 million pretax) during the three months ended March 31, 2014 related to the redemption of our 6.0% senior notes due 2016.

•
We recorded a charge of $78.0 million ($120.0 million pretax) during the three months ended December 31, 2012 related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. During the three months ended March 31, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $67.0 million ($103.0 million pretax) in the three months ended March 31, 2014. Refer to Note 12 beginning on page 28 for additional information on the termination of the settlement agreement.

14.     Reinsurance

In January 2015, we entered into three-year reinsurance agreements with Vitality Re VI Limited, an unrelated insurer. The agreements allow us to reduce our required capital and provide $200 million of collateralized excess of loss reinsurance coverage on a portion of Aetna’s group Commercial Insured Health Care business. The Company’s similar reinsurance agreements with Vitality Re III Limited expired in January 2015.

15.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. At both March 31, 2015 and December 31, 2014, our remaining GIC liability was not material. This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. The reserve at each of March 31, 2015 and December 31, 2014 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2015 and 2014 was as follows (pretax):

(Millions)	2015	2014
Reserve, beginning of period	$1,014.7	$979.5
Operating income	3.1	5.8
Net realized capital gains	19.0	6.3
Reserve, end of period	$1,036.8	$991.6

During the three months ended March 31, 2015, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities and investment real estate. During the three months ended March 31, 2014, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities. We evaluated these results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and did not believe that an adjustment to the reserve was required at March 31, 2015 or 2014.

Assets and liabilities supporting discontinued products at March 31, 2015 and December 31, 2014 were as follows: (1)

(Millions)	2015	2014
Assets:
Debt and equity securities available for sale	$2,384.2	$2,376.2
Mortgage loans	349.8	386.8
Other investments	706.5	662.2
Total investments	3,440.5	3,425.2
Other assets	93.1	112.9
Collateral received under securities loan agreements	201.2	200.7
Receivable from continuing products (2)	575.2	566.5
Total assets	$4,310.0	$4,305.3
Liabilities:
Future policy benefits	$2,603.3	$2,645.8
Reserve for anticipated future losses on discontinued products	1,036.8	1,014.7
Collateral payable under securities loan agreements	201.2	200.7
Current and deferred income taxes	24.8	27.9
Other liabilities (3)	443.9	416.2
Total liabilities	$4,310.0	$4,305.3

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $91 million and $97 million for the three months ended March 31, 2015 and 2014, respectively. There were no participant-directed withdrawals from our discontinued products during the three months ended March 31, 2015 or 2014.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2015, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP

Hartford, Connecticut
April 28, 2015

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

The following MD&A provides a review of our financial condition at March 31, 2015 and December 31, 2014 and operating results for the three months ended March 31, 2015 and 2014. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2014 Annual Report on Form 10-K (the “2014 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2015 and 2014:

(Millions, except where indicated)	2015	2014
Total revenue	$15,094.1	$13,994.8
Net income attributable to Aetna	777.5	665.5
Operating earnings (1)	844.3	722.0
Total medical membership (in thousands)	23,670	22,719
Cash flows from operations	1,473.4	1,422.2

(1)
Our discussion of operating results is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 37 for a discussion of non-GAAP measures.  Refer to Note 13 of Condensed Notes to Consolidated Financial Statements beginning on page 32 for a reconciliation of our operating earnings to net income attributable to Aetna.

Our operating earnings increased for the three months ended March 31, 2015 compared to the corresponding period in 2014, primarily as a result of higher underwriting margins (calculated as premiums less health care costs) in our Health Care segment, partially offset by an increase in general and administrative expenses.

Total revenue increased during the three months ended March 31, 2015 compared to the corresponding period in 2014 primarily due to membership growth in our Health Care businesses as well as higher Health Care premium yields.

Total medical membership at March 31, 2015 increased compared to March 31, 2014, reflecting growth in each of our Commercial, Medicare and Medicaid products. Refer to “Health Care - Membership” beginning on page 41 for additional information on our medical membership.

We continued to generate strong cash flows from operations in 2015 and 2014, generating $1.6 billion and $1.5 billion of cash flows from operations in our Health Care and Group Insurance businesses during the three months ended March 31, 2015 and 2014, respectively.  During 2015, these cash flows funded our ordinary course operating activities as well as the following:

•	The repayment of the entire $229 million aggregate principal amount of our 6.125% senior notes due January 2015;

•	Repurchases of shares of our common stock of approximately $196 million; and

•	The payment of cash dividends to shareholders of approximately $87 million.

Refer to “Liquidity and Capital Resources” beginning on page 47 and Note 10 of Condensed Notes to Consolidated Financial Statements on page 27 for additional information.

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

The non tax-deductible health insurer fee applicable to 2015 is payable in September 2015 and is being recorded within operating expenses. We project that our expense for this fee in 2015 will be approximately $875 million. In aggregate, we expect our portion of the total fees, taxes and assessments imposed by Health Care Reform to be approximately $1.1 billion in 2015.

For additional information on Health Care Reform, refer to “MD&A-Overview-Health Care Reform,” “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2014 Annual Report.

Medicare Update
On April 6, 2015, CMS issued its Final Notice detailing final 2016 Medicare Advantage benchmark payment rates (the “Final Notice”). We project the benchmark rates in the Final Notice will increase funding for our Medicare Advantage business by approximately 1% in 2016 compared to 2015.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure included in Note 13 of Condensed Notes to Consolidated Financial Statements beginning on page 32.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Our discussion of operating results is based on operating earnings. Operating earnings exclude from net income attributable to Aetna reported in accordance with GAAP, net realized capital gains or losses, amortization of other acquired intangible assets and other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Although the excluded items may recur, we believe excluding them from net income attributable to Aetna to arrive at operating earnings provides a more useful comparison of our underlying business performance from period to period.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities. Amortization of other acquired intangible assets relates to our acquisition activities, including Coventry Health Care, Inc. (“Coventry”), the InterGlobal group (“InterGlobal”) and bSwift LLC (“bswift”). These transactions and amortization do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  Operating earnings is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as the allocation of resources among our business segments. In each business segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income attributable to Aetna.  Each table details the net realized capital gains or losses, amortization of other acquired intangible assets and any other items excluded from net income attributable to Aetna, and the footnotes to each table describe the nature of each other item and why we believe it is appropriate to exclude that item from net income attributable to Aetna. Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis and an ASC basis and Healthagen® products and services, such as ACS, that complement and enhance our medical products.  Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit plans.  Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs).  We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies.  We separately track premiums and health care costs for Government businesses (which represents our combined Medicare and Medicaid products). All other medical, dental and other Health Care products are referred to as Commercial. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Operating Summary for the Three Months Ended March 31, 2015 and 2014:

(Millions)	2015	2014
Premiums:
Commercial	$7,209.7	$6,814.6
Government	5,730.4	5,097.1
Total premiums	12,940.1	11,911.7
Fees and other revenue	1,345.7	1,219.7
Net investment income	97.5	86.9
Net realized capital gains	4.6	26.7
Total revenue	14,387.9	13,245.0
Health care costs	10,240.5	9,576.3
Operating expenses:
Selling expenses	386.3	374.3
General and administrative expenses	2,335.9	1,984.4
Total operating expenses	2,722.2	2,358.7
Amortization of other acquired intangible assets	63.2	61.1
Total benefits and expenses	13,025.9	11,996.1
Income before income taxes	1,362.0	1,248.9
Income taxes	597.7	525.2
Net income including non-controlling interests	764.3	723.7
Less: Net (loss) income attributable to non-controlling interests	(2.2)	2.0
Net income attributable to Aetna	$766.5	$721.7

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three months ended March 31, 2015 and 2014:

(Millions)	2015	2014
Net income attributable to Aetna	$766.5	$721.7
Transaction and integration-related costs, net of tax	30.7	41.9
Release of litigation-related reserve, net of tax	—	(67.0)
Amortization of other acquired intangible assets, net of tax	41.1	39.7
Net realized capital gains, net of tax	(2.7)	(17.3)
Operating earnings	$835.6	$719.0

(1)
In addition to net realized capital gains and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the three months ended March 31, 2015, we incurred transaction and integration-related costs related to the acquisitions of Coventry, InterGlobal and bswift of $30.7 million ($45.6 million pretax), all of which was recorded in our Health Care segment. During the three months ended March 31, 2014, we incurred integration-related costs related to the acquisition of Coventry of $41.9 million ($63.7 million pretax), all of which was recorded in our Health Care segment. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses.

•
We recorded a charge of $78.0 million ($120.0 million pretax) during the three months ended December 31, 2012 related to the settlement of purported class action litigation regarding Aetna’s payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. During the three months ended March 31, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $67.0 million ($103.0 million pretax) in the three months ended March 31, 2014. Refer to Note 12 beginning on page 28 for additional information on the termination of the settlement agreement.

Operating earnings for the three months ended March 31, 2015 increased when compared to the corresponding period in 2014, primarily as a result of higher underwriting margins in both our Government and Commercial businesses, partially offset by an increase in general and administrative expenses. Refer to our discussion below for additional information on our general and administrative expenses.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three months ended March 31, 2015 and 2014, our MBRs by product were as follows:

	2015	2014
Commercial	77.4%	77.2%
Government	81.3%	84.7%
Total	79.1%	80.4%

Refer to our discussion of Commercial and Government results below for an explanation of the changes in our premiums and MBRs.

Commercial operating results for the three months ended March 31, 2015 reflect improved underwriting margins and an increase in membership from the corresponding period in 2014.
Commercial premiums increased approximately $395 million for the three months ended March 31, 2015 compared to the corresponding period in 2014, primarily a result of higher membership in our Commercial Insured business as well as higher premium yields.

Our Commercial MBR was 77.4% for the three months ended March 31, 2015 compared to 77.2% for the corresponding period in 2014. Our Commercial MBR was relatively flat, primarily as a result of improved underwriting margins, which were more than offset by the impact of programs mandated by health care reform. In the three months ended March 31, 2015, Aetna recorded an additional $198 million of health care reform net risk adjustment payables compared with no amount recorded in the corresponding period in 2014. Aetna did not record any health care reform risk corridor receivables at March 31, 2015 or 2014. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2014 Annual Report for a discussion of Health Care Costs Payable at December 31, 2014.

Government operating results for the three months ended March 31, 2015 reflect improved underwriting margins and an increase in membership from the corresponding period in 2014.
Government premiums increased approximately $633 million for the three months ended March 31, 2015 compared to the corresponding period in 2014, primarily a result of membership growth in both our Medicare and Medicaid Insured products.

Our Government MBR was 81.3% for the three months ended March 31, 2015 compared to 84.7% for the corresponding period in 2014. The improvement in our Government MBR for the period is primarily a result of higher premium yields and actions impacting revenue and medical costs designed to solve for the gap between Medicare premiums and medical costs and other expenses.

Fees and Other Revenue
Health Care fees and other revenue increased approximately $126 million for the three months ended March 31, 2015 compared to the corresponding period in 2014, primarily as a result of higher average fee yields and growth in our Commercial ASC membership.

General and Administrative Expenses
General and administrative expenses increased approximately $352 million for the three months ended March 31, 2015 compared to the corresponding period of 2014, primarily as a result of increased investment spend to support our growth initiatives and the inclusion of general and administrative expenses from our 2014 acquisitions, partially offset by continued execution of our expense initiatives. General and administrative expenses in 2014 also reflected the favorable impact of releasing a litigation-related reserve. Refer to Note 12 beginning on page 28 for additional information on the release of the litigation-related reserve.

Income Taxes
Our effective tax rate for the three months ended March 31, 2015 was 43.9 percent compared to 42.1 percent for the three months ended March 31, 2014. The increase in our effective tax rate reflects the impact of the ACA, primarily from the 2015 increase in the non-deductible health insurer fee.

Membership
Health Care’s membership at March 31, 2015 and 2014 was as follows:

	2015			2014
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	6,363	13,496	19,859	6,046	13,180	19,226
Medicare Advantage	1,228	—	1,228	1,101	—	1,101
Medicare Supplement	488	—	488	417	—	417
Medicaid (1)	1,338	757	2,095	1,280	695	1,975
Total Medical Membership	9,417	14,253	23,670	8,844	13,875	22,719

Consumer-Directed Health Plans (2)			3,981			3,528

Dually-Eligible for Medicare and Medicaid (1)			23			—

Dental:
Total Dental Membership	6,182	9,373	15,555	5,842	8,723	14,565

Pharmacy:
Commercial			10,789			10,525
Medicare PDP (stand-alone)			1,435			1,632
Medicare Advantage PDP			850			725
Medicaid (1)			2,351			1,301
Total Pharmacy Benefit Management Services			15,425			14,183

(1)	Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

(2)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

Total medical membership at March 31, 2015 increased compared to March 31, 2014, reflecting growth in our Commercial, Medicare and Medicaid products.

Total dental membership at March 31, 2015 increased compared to March 31, 2014, primarily reflecting growth in our Medicaid ASC products as well as growth in our Insured dental products which were partially offset by a reduction in our Commercial ASC dental products.

Total pharmacy benefit management services membership increased at March 31, 2015 compared to March 31, 2014, primarily reflecting growth in both our Medicaid and Commercial products which was partially offset by a decline in our Medicare products.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the three months ended March 31, 2015 and 2014:

(Millions)	2015	2014
Health care costs payable, beginning of period	$5,621.1	$4,547.4
Less: reinsurance recoverables	5.8	8.5
Health care costs payable, beginning of period, net	5,615.3	4,538.9

Add: Components of incurred health care costs:
Current year	10,893.6	10,112.1
Prior years	(653.1)	(535.8)
Total incurred health care costs	10,240.5	9,576.3

Less: Claims paid
Current year	5,929.8	5,754.9
Prior years	3,841.5	3,360.3
Total claims paid	9,771.3	9,115.2

Health care costs payable, end of period, net	6,084.5	5,000.0
Add: reinsurance recoverables	2.7	7.2
Health care costs payable, end of period	$6,087.2	$5,007.2

Our estimates of prior years’ health care costs payable decreased by approximately $653 million and $536 million in the three months ended March 31, 2015 and 2014, respectively, resulting from claims being settled for amounts less than originally estimated, primarily due to lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of current year health care costs payable.

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

Operating Summary for the Three Months Ended March 31, 2015 and 2014:

(Millions)	2015	2014
Premiums:
Life	$301.8	$304.1
Disability	214.7	202.6
Long-term care	11.1	11.0
Total premiums	527.6	517.7
Fees and other revenue	26.9	26.7
Net investment income	62.5	67.6
Net realized capital gains	2.9	2.9
Total revenue	619.9	614.9
Current and future benefits	448.1	451.8
Operating expenses:
Selling expenses	28.6	28.5
General and administrative expenses	84.4	79.6
Total operating expenses	113.0	108.1
Amortization of other acquired intangible assets	—	1.1
Total benefits and expenses	561.1	561.0
Income before income taxes	58.8	53.9
Income taxes	13.0	11.5
Net income attributable to Aetna	$45.8	$42.4

The table presented below reconciles net income attributable to Aetna to operating earnings for the three months ended March 31, 2015 and 2014:

(Millions)	2015	2014
Net income attributable to Aetna	$45.8	$42.4
Amortization of other acquired intangible assets, net of tax	—	.7
Net realized capital gains, net of tax	(1.9)	(1.9)
Operating earnings	$43.9	$41.2

Operating earnings for the three months ended March 31, 2015 increased when compared to the corresponding period in 2014, primarily due to higher underwriting margins (calculated as premiums less current and future benefits), reflecting improved experience in our disability and life products, partially offset by lower net investment income.

The group benefit ratio, which represents current and future benefits divided by premiums, was 84.9% for the three months ended March 31, 2015 and 87.3% for the three months ended March 31, 2014. The improvement in our group benefit ratio in 2015 is primarily due to higher underwriting margins, reflecting improved experience in our disability and life products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2015 and 2014:

(Millions)	2015	2014
Premiums	$10.4	$43.9
Net investment income	72.9	89.7
Other revenue	2.4	2.4
Net realized capital gains (losses)	.6	(1.1)
Total revenue	86.3	134.9
Current and future benefits	80.0	126.9
General and administrative expenses	3.1	3.0
Total benefits and expenses	83.1	129.9
Income before income tax benefits	3.2	5.0
Income tax benefits	(.3)	(1.0)
Net income including non-controlling interests	3.5	6.0
Less: Net income attributable to non-controlling interests	1.0	1.9
Net income attributable to Aetna	$2.5	$4.1

The table presented below reconciles net income attributable to Aetna to operating earnings for the three months ended March 31, 2015 and 2014:

(Millions)	2015	2014
Net income attributable to Aetna	$2.5	$4.1
Net realized capital (gains) losses, net of tax	(.4)	.7
Operating earnings	$2.1	$4.8

Operating earnings decreased for the three months ended March 31, 2015, when compared to the corresponding period in 2014, consistent with the run-off nature of this segment.

Premiums decreased for the three months ended March 31, 2015, when compared to the corresponding period in 2014, primarily as a result of the discontinuance of certain services under an existing customer contract during 2014, which also resulted in a corresponding reduction in current and future benefits during 2015.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  At both March 31, 2015 and December 31, 2014, our remaining GIC liability was not material. We provide additional information on the reserve for anticipated future losses, including key assumptions and other important information, in Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 33.

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

Refer to Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 33 for additional information on the activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2015 and 2014.

INVESTMENTS

Our investment portfolio supported the following products at March 31, 2015 and December 31, 2014:

(Millions)	March 31, 2015	December 31, 2014
Experience-rated products (1)	$1,478.4	$1,492.4
Discontinued products (1)	3,440.5	3,425.2
Remaining products	20,042.8	19,871.5
Total investments	$24,961.7	$24,789.1

(1)	Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three months ended March 31, 2015 and 2014 were as follows:

(Millions)	2015	2014
Scheduled contract maturities and benefit payments (1)	$20.2	$58.3
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	8.8	1.2
Participant-directed withdrawals	1.0	1.1

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both March 31, 2015 and December 31, 2014, with approximately $4.8 billion and $4.6 billion rated AAA at March 31, 2015 and December 31, 2014, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.5 billion and $1.4 billion at March 31, 2015 and December 31, 2014, respectively (of which 14% at both March 31, 2015 and December 31, 2014 supported our experience-rated and discontinued products).

At March 31, 2015 and December 31, 2014, we held approximately $807 million and $811 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 3% of our total investments at each date.  These securities had an average credit quality rating of AA- at both March 31, 2015 and December 31, 2014 with the guarantee.  These securities had an average credit quality rating of A and A- at March 31, 2015 and December 31, 2014, respectively, without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both March 31, 2015 and December 31, 2014, less than 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We generally classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both March 31, 2015 and December 31, 2014 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 18 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

Refer to Note 5 of Condensed Notes to Consolidated Financial Statements beginning on page 11 for details related to:

•	Our investment portfolio balances at March 31, 2015 and December 31, 2014;

•	Gross unrealized capital gains and losses by major security type;

•	Debt securities with unrealized capital losses (including the amounts related to experience-rated and discontinued products);

•	Our net realized capital gains and losses; and

•	Our mortgage loan portfolio.

We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit component is included in other comprehensive income unless we intend to sell the security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery of its amortized cost basis.  Accounting for other-than-temporary impairment (“OTTI”) of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2014 Annual Report for additional information.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in Treasury yields or credit spreads or other factors) represent the most material risk exposure category for us.  Based upon this analysis, there have been no material changes in our exposure to these risks since December 31, 2014. Refer to the MD&A in our 2014 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, issuing commercial paper and entering into repurchase agreements from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, operating expenses, share and debt repurchases, repayment of debt, acquisitions, contract withdrawals and shareholder dividends.  We have committed short-term borrowing capacity of $2.0 billion through a revolving credit facility agreement that expires in March 2020.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2015 and 2014. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2015	2014
Cash flows from operating activities
Health Care and Group Insurance	$1,556.2	$1,508.7
Large Case Pensions	(82.8)	(86.5)
Net cash provided by operating activities	1,473.4	1,422.2
Cash flows from investing activities
Health Care and Group Insurance	(92.3)	(407.7)
Large Case Pensions	114.1	153.9
Net cash provided by (used for) investing activities	21.8	(253.8)
Net cash used for financing activities	(999.8)	(506.6)
Net increase in cash and cash equivalents	$495.4	$661.8

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.6 billion and $1.5 billion for the three months ended March 31, 2015 and 2014, respectively.

Cash flows provided by investing activities were approximately $22 million for the three months ended March 31, 2015 and cash flows used for investing activities were approximately $254 million for the three months ended March 31, 2014.  The increase in cash provided by investing activities for the three months ended March 31, 2015 compared with the corresponding period in 2014 is primarily attributable to net proceeds from sales of investments in 2015 compared to net purchases of investments in 2014.

During the three months ended March 31, 2015 and 2014, our cash flows used for financing activities reflect the repayment of debt, share repurchases and dividend payments. During the three months ended March 31, 2014 our cash flows used for financing activities also reflect the issuance of long-term debt. Refer to Notes 9 and 10 of Condensed Notes to Consolidated Financial Statements on pages 26 and 27 for more information about debt issuances and repayments, share repurchases and dividend payments.

Long-Term Debt and Revolving Credit Facility
In support of our capital management goals, during 2015 we repaid maturing long-term debt and extended the maturity date of our revolving credit facility. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for additional information on these transactions.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings and repurchase agreements to address timing differences between cash receipts and disbursements. At March 31, 2015, we had approximately $297 million of commercial paper outstanding with a weighted-average interest rate of .42%. At December 31, 2014, we had approximately $500 million of commercial paper outstanding with a weighted-average interest rate of .30%. The maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2015 was approximately $1.3 billion.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 35% at March 31, 2015. Our existing ratings and outlooks from the nationally recognized statistical ratings organizations that rate us include the consideration of our intention to maintain our debt to capital ratio at approximately 35%. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was approximately $79 million and $86 million for the three months ended March 31, 2015 and 2014, respectively.

We are a member of the Federal Home Loan Bank of Boston (“FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at March 31, 2015 was approximately $850 million. At both March 31, 2015 and December 31, 2014, we did not have any outstanding borrowings from the FHLBB.

Refer to Note 10 of Condensed Notes to Consolidated Financial Statements on page 27 for information on our stock-based compensation awards granted during 2015.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2014 Annual Report for information on accounting policies that we consider critical in preparing our consolidated financial statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not ultimately reflect the actual amounts that occur.

REGULATORY ENVIRONMENT
There were no material changes in the regulation of our business since December 31, 2014.  Refer to the “Regulatory Environment” section in our 2014 Annual Report for information on the regulation of our business.

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

Please see the “Forward-Looking Information/Risk Factors” section of our 2014 Annual Report for a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in exposures to market risk since December 31, 2014.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 46 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2015 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, beginning on page 28 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 48 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended March 31, 2015:

Issuer Purchases of Equity Securities (1)
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2015 - January 31, 2015	1.3	$91.61	1.3	$1,229.0
February 1, 2015 - February 28, 2015	.5	94.03	.5	1,209.4
March 1, 2015 - March 31, 2015	.3	103.99	.3	1,182.7
Total	2.1	$93.69	2.1	N/A

(1)
The remaining share repurchase authorization as of January 31, 2015 has been reduced for the entire $150.0 million paid in connection with an accelerated share repurchase program. The number of shares purchased under the accelerated share repurchase program is presented in January 2015 and February 2015, based upon when the shares were ultimately delivered to the Company.

The information contained in Note 10 of Condensed Notes to Consolidated Financial Statements, beginning on page 27 is incorporated herein by reference.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material contracts

10.1	Letter agreement dated December 17, 2012 between Aetna Life Insurance Company and Francis S. Soistman. *

10.2	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award. *

10.3	Form of Aetna Inc. 2010 Stock Incentive Plan – Executive Restricted Stock Unit Terms of Award. *

10.4	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Terms of Award. *

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 3 of Condensed Notes to Consolidated Financial Statements, beginning on page 9 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 28, 2015 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	April 28, 2015	By	/s/ Rajan Parmeswar
Rajan Parmeswar
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material contracts

10.1	Letter agreement dated December 17, 2012 between Aetna Life Insurance Company and Francis S. Soistman. *	Electronic

10.2	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award. *	Electronic

10.3	Form of Aetna Inc. 2010 Stock Incentive Plan – Executive Restricted Stock Unit Terms of Award. *	Electronic

10.4	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Terms of Award. *	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 28, 2015 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic

* Management contract or compensatory plan or arrangement.