Form 10-Q
period 2015-06-30
AETNA INC /PA/
filed 2015-08-04
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2015
or

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

There were 348.6 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at June 30, 2015.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2015

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 39), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2015	2014	2015	2014
Revenue:
Health care premiums	$12,936.5	$12,416.1	$25,876.6	$24,327.8
Other premiums	546.0	551.7	1,084.0	1,113.3
Fees and other revenue (1)	1,509.0	1,289.5	2,884.0	2,538.3
Net investment income	247.4	228.3	480.3	472.5
Net realized capital gains	2.0	23.8	10.1	52.3
Total revenue	15,240.9	14,509.4	30,335.0	28,504.2
Benefits and expenses:
Health care costs (2)	10,496.3	10,314.8	20,736.8	19,891.1
Current and future benefits	539.2	525.6	1,067.3	1,104.3
Operating expenses:
Selling expenses	405.7	413.0	820.6	815.8
General and administrative expenses	2,396.1	2,188.2	4,797.9	4,235.8
Total operating expenses	2,801.8	2,601.2	5,618.5	5,051.6
Interest expense	78.3	81.3	157.3	166.9
Amortization of other acquired intangible assets	63.7	61.9	126.9	124.1
Loss on early extinguishment of long-term debt	—	—	—	91.9
Total benefits and expenses	13,979.3	13,584.8	27,706.8	26,429.9
Income before income taxes	1,261.6	924.6	2,628.2	2,074.3
Income taxes:
Current	515.7	350.5	1,162.7	769.0
Deferred	11.3	26.9	(45.4)	88.7
Total income taxes	527.0	377.4	1,117.3	857.7
Net income including non-controlling interests	734.6	547.2	1,510.9	1,216.6
Less: Net income (loss) attributable to non-controlling interests	2.8	(1.6)	1.6	2.3
Net income attributable to Aetna	$731.8	$548.8	$1,509.3	$1,214.3
Earnings per common share:
Basic	$2.10	$1.54	$4.32	$3.38
Diluted	$2.08	$1.52	$4.28	$3.35

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $28.5 million and $52.6 million (net of pharmaceutical and processing costs of $327.9 million and $627.2 million) for the three and six months ended June 30, 2015, respectively, and $26.4 million and $48.2 million (net of pharmaceutical and processing costs of $315.5 million and $590.9 million) for the three and six months ended June 30, 2014, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $30.2 million and $63.6 million for the three and six months ended June 30, 2015, respectively, and $27.3 million and $57.9 million for the three and six months ended June 30, 2014, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions)	2015	2014	2015	2014
Net income including non-controlling interests	$734.6	$547.2	$1,510.9	$1,216.6
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized (losses) gains
($(2.7), $3.4, $(6.1) and $5.1 pretax)	(1.8)	2.2	(4.0)	3.3
Less: reclassification of gains to earnings
($7.4, $2.5, $9.8 and $3.1 pretax)	4.8	1.6	6.4	2.0
Total previously impaired debt securities (1)	(6.6)	.6	(10.4)	1.3
All other securities:
Net unrealized (losses) gains
($(430.7), $213.6, $(310.8) and $424.6 pretax)	(279.9)	138.8	(202.0)	276.0
Less: reclassification of (losses) gains to earnings
($(28.4), $6.9, $(39.4) and $1.9 pretax)	(18.4)	4.5	(25.6)	1.2
Total all other securities	(261.5)	134.3	(176.4)	274.8
Foreign currency and derivatives:
Net unrealized gains (losses)
($26.8, $(19.3), $5.4 and $(38.5) pretax)	17.4	(12.5)	3.5	(25.0)
Less: reclassification of (losses) gains to earnings
($(1.4), $(1.4), $(2.9) and $14.2 pretax)	(.9)	(.9)	(1.9)	9.2
Total foreign currency and derivatives	18.3	(11.6)	5.4	(34.2)
Pension and other postretirement employee benefit (“OPEB”) plans:
Less: amortization of net actuarial losses
($(16.0), $(11.9), $(32.1) and $(23.8) pretax)	(10.4)	(7.7)	(20.9)	(15.4)
Less: amortization of prior service credit
($1.0, $1.0, $2.0 and $2.0 pretax)	.6	.7	1.3	1.3
Total pension and OPEB plans	9.8	7.0	19.6	14.1
Other comprehensive (loss) income	(240.0)	130.3	(161.8)	256.0
Comprehensive income including non-controlling interests	494.6	677.5	1,349.1	1,472.6
Less: Comprehensive income (loss) attributable to non-controlling interests	2.8	(1.6)	1.6	2.3
Comprehensive income attributable to Aetna	$491.8	$679.1	$1,347.5	$1,470.3

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At June 30, 2015	At December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$1,125.8	$1,420.4
Investments	2,545.8	2,595.2
Premiums receivable, net	2,513.6	1,623.0
Other receivables, net	2,745.2	2,065.9
Accrued investment income	226.5	223.9
Collateral received under securities loan agreements	543.7	826.9
Income taxes receivable	90.0	372.7
Deferred income taxes	458.4	443.0
Other current assets	2,733.1	2,193.0
Total current assets	12,982.1	11,764.0
Long-term investments	22,180.1	22,193.9
Reinsurance recoverables	840.3	751.4
Goodwill	10,641.3	10,613.2
Other acquired intangible assets, net	1,816.7	1,948.3
Property and equipment, net	653.2	669.8
Other long-term assets	1,236.1	1,130.0
Separate Accounts assets	4,291.3	4,331.5
Total assets	$54,641.1	$53,402.1

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$5,978.6	$5,621.1
Future policy benefits	692.5	705.9
Unpaid claims	740.4	745.3
Unearned premiums	548.8	519.5
Policyholders’ funds	2,128.7	1,984.5
Collateral payable under securities loan and repurchase agreements	543.7	1,028.6
Short-term debt	—	500.0
Current portion of long-term debt	—	229.3
Accrued expenses and other current liabilities	5,168.8	4,022.3
Total current liabilities	15,801.5	15,356.5
Future policy benefits	6,387.7	6,427.4
Unpaid claims	1,657.8	1,650.6
Policyholders’ funds	1,114.4	1,163.2
Long-term debt, less current portion	7,840.1	7,852.0
Deferred income taxes	704.9	867.5
Other long-term liabilities	1,375.6	1,201.6
Separate Accounts liabilities	4,291.3	4,331.5
Total liabilities	39,173.3	38,850.3
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 348.6 million shares issued and outstanding in 2015; 2.6 billion shares authorized and 349.8 million shares issued and
outstanding in 2014) and additional paid-in capital	4,589.1	4,542.2
Retained earnings	12,090.6	11,051.7
Accumulated other comprehensive loss	(1,273.1)	(1,111.3)
Total Aetna shareholders’ equity	15,406.6	14,482.6
Non-controlling interests	61.2	69.2
Total equity	15,467.8	14,551.8
Total liabilities and equity	$54,641.1	$53,402.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Six Months Ended June 30, 2015
Balance at December 31, 2014	349.8	$4,542.2	$11,051.7	$(1,111.3)	$14,482.6	$69.2	$14,551.8
Net income	—	—	1,509.3	—	1,509.3	1.6	1,510.9
Other decreases in non-
controlling interest	—	—	—	—	—	(9.6)	(9.6)
Other comprehensive loss (Note 8)	—	—	—	(161.8)	(161.8)	—	(161.8)
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	1.8	47.0	—	—	47.0	—	47.0
Repurchases of common shares	(3.0)	(.1)	(296.2)	—	(296.3)	—	(296.3)
Dividends declared	—	—	(174.2)	—	(174.2)	—	(174.2)
Balance at June 30, 2015	348.6	$4,589.1	$12,090.6	$(1,273.1)	$15,406.6	$61.2	$15,467.8

Six Months Ended June 30, 2014
Balance at December 31, 2013	362.2	$4,382.2	$10,555.4	$(912.1)	$14,025.5	$52.7	$14,078.2
Net income	—	—	1,214.3	—	1,214.3	2.3	1,216.6
Other increases in non-
controlling interest	—	—	—	—	—	2.0	2.0
Other comprehensive income (Note 8)	—	—	—	256.0	256.0	—	256.0
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	2.2	80.4	—	—	80.4	—	80.4
Repurchases of common shares	(9.8)	(.1)	(720.0)	—	(720.1)	—	(720.1)
Dividends declared	—	—	(160.3)	—	(160.3)	—	(160.3)
Balance at June 30, 2014	354.6	$4,462.5	$10,889.4	$(656.1)	$14,695.8	$57.0	$14,752.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2015	2014
Cash flows from operating activities:
Net income including non-controlling interests	$1,510.9	$1,216.6
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(10.1)	(52.3)
Depreciation and amortization	330.0	311.2
Debt fair value amortization	(15.3)	(30.3)
Equity in earnings of affiliates, net	(35.7)	(20.4)
Stock-based compensation expense	96.7	80.8
Amortization of net investment premium	42.8	35.8
Loss on early extinguishment of long-term debt	—	91.9
Changes in assets and liabilities:
Accrued investment income	(2.6)	(6.3)
Premiums due and other receivables	(1,588.7)	(864.6)
Income taxes	230.0	254.7
Other assets and other liabilities	782.9	365.7
Health care and insurance liabilities	389.3	706.8
Other, net	(1.1)	1.7
Net cash provided by operating activities	1,729.1	2,091.3
Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,872.0	3,865.6
Cost of investments	(6,193.8)	(4,330.6)
Additions to property, equipment and software	(187.8)	(189.3)
Cash used for acquisitions, net of cash acquired	(20.6)	(70.7)
Net cash used for investing activities	(530.2)	(725.0)
Cash flows from financing activities:
Repayment of long-term debt	(228.8)	(839.7)
Issuance of long-term debt	—	741.9
Net repayment of short-term debt	(500.0)	—
Deposits and interest credited to investment contracts	2.7	2.3
Withdrawals from investment contracts	(38.2)	(1.9)
Common shares issued under benefit plans, net	(95.2)	(25.7)
Stock-based compensation tax benefits	38.5	20.2
(Settlements) proceeds from repurchase agreements	(201.7)	—
Common shares repurchased	(296.3)	(720.1)
Dividends paid to shareholders	(174.3)	(162.0)
Collateral on interest rate swaps	9.5	(36.1)
(Distributions) contributions, non-controlling interests	(9.7)	2.6
Net cash used for financing activities	(1,493.5)	(1,018.5)
Net (decrease) increase in cash and cash equivalents	(294.6)	347.8
Cash and cash equivalents, beginning of period	1,420.4	1,412.3
Cash and cash equivalents, end of period	$1,125.8	$1,760.1
Supplemental cash flow information:
Interest paid	$173.2	$184.9
Income taxes paid	848.0	582.8

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2014 Annual Report on Form 10-K (our “2014 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2014 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after June 30, 2015 through the date the financial statements were issued and determined there were no other items to disclose other than as disclosed in Notes 3 and 11 beginning on pages 9 and 26, respectively.

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective January 1, 2015, we adopted amended accounting guidance related to when an entity reports a discontinued operation in its financial position and operating results.  The guidance clarifies that a discontinued operation is required to be reported if the disposal represents a significant shift that has (or will have) a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are either classified as held for sale or are disposed of by sale.  The amendments also require additional disclosures about discontinued operations. We had no discontinued operations during the three or six months ended June 30, 2015.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures
Effective January 1, 2015, we adopted new accounting guidance related to the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. This guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with other typical repurchase agreements, resulting in these transactions generally being accounted for as secured borrowings. The adoption of this new guidance had no impact on our financial position or operating results. The guidance also required additional disclosures about repurchase agreements and other similar transactions accounted for as secured borrowings, which we adopted effective April 1, 2015. Refer to Note 9 beginning on page 18 for additional information on these disclosures.

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

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
Effective January 1, 2016, we will adopt amended accounting guidance related to the approach used in determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. Early adoption of this new guidance is permitted. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
Effective January 1, 2016, we will adopt amended accounting guidance related to the presentation of investments in certain entities that calculate net asset value per share. The amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Early adoption of this new guidance is permitted. This new guidance is applicable to certain of our investments that reside in our separate accounts and employee benefit plans. The adoption of this new guidance will not have a material impact on our financial position or operating results.

Disclosures about Short-Duration Insurance Contracts
Effective December 31, 2016, we will adopt amended accounting guidance related to the disclosure of short-duration insurance contracts. The amendment requires insurance companies that issue short-duration contracts to include additional disclosures about those insurance liabilities, including disaggregation of certain disclosures, as appropriate. Early adoption of this new guidance is permitted. The adoption of this new guidance will not have a material impact on our financial position or operating results, however, the new guidance will require additional disclosure for our short-duration insurance liabilities that reside in our Health Care and Group Insurance segments.

3.	Proposed Acquisition

On July 2, 2015, we entered into a definitive agreement (as it may be amended, the "Merger Agreement") to acquire Humana Inc. ("Humana") in a transaction valued at approximately $37 billion, based on the closing price of Aetna common shares on July 2, 2015, including the assumption of Humana debt and Humana cash and cash equivalents. Under the terms of the Merger Agreement, Humana stockholders will receive $125.00 in cash and 0.8375 Aetna common shares for each Humana share.

The transaction is subject to approval by our shareholders, Humana stockholders, and other customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and approvals of state departments of insurance and other regulators, and therefore has not been reflected in these financial statements.

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

The computations of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2015	2014	2015	2014
Net income attributable to Aetna	$731.8	$548.8	$1,509.3	$1,214.3
Weighted average shares used to compute basic EPS	349.0	356.8	349.2	359.2
Dilutive effect of outstanding stock-based compensation awards	3.2	3.5	3.3	3.4
Weighted average shares used to compute diluted EPS	352.2	360.3	352.5	362.6
Basic EPS	$2.10	$1.54	$4.32	$3.38
Diluted EPS	$2.08	$1.52	$4.28	$3.35

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Stock appreciation rights (“SARs”) (1)	—	—	.9	.7
Other stock-based compensation awards (2)	.6	1.1	.9	1.3

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
Performance stock units ("PSUs"), certain market stock units ("MSUs") with performance conditions, and performance stock appreciation rights ("PSARs") are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

All outstanding stock options were included in the calculation of diluted EPS for the three and six months ended June 30, 2014. We no longer have any stock options outstanding as of June 30, 2015.

5.     Operating Expenses

For the three and six months ended June 30, 2015 and 2014, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Selling expenses	$405.7	$413.0	$820.6	$815.8
General and administrative expenses:
Salaries and related benefits	1,216.4	1,118.0	2,423.0	2,237.5
Other general and administrative expenses (1) (2)	1,179.7	1,070.2	2,374.9	1,998.3
Total general and administrative expenses (3)	2,396.1	2,188.2	4,797.9	4,235.8
Total operating expenses	$2,801.8	$2,601.2	$5,618.5	$5,051.6

(1)
The three and six months ended June 30, 2015 include estimated fees mandated by the ACA comprised primarily of the health insurer fee of $213.8 million and $432.5 million, respectively, and our estimated contribution to the funding of the reinsurance program of $52.2 million and $105.8 million, respectively. The three and six months ended June 30, 2014 include estimated fees mandated by the ACA comprised primarily of the health insurer fee of $147.7 million and $302.5 million, respectively, and our estimated contribution to the funding of the reinsurance program of $86.2 million and $171.1 million, respectively.

(2)
In the three months ended December 31, 2012, we recorded a charge of $120.0 million pretax related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the three months ended March 31, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $103.0 million pretax in the three months ended March 31, 2014. Refer to Note 14 beginning on page 31 for additional information on the termination of the settlement agreement.

(3)
The three and six months ended June 30, 2015 include $30.7 million and $76.3 million, respectively, of transaction and integration-related costs related to the acquisitions of Coventry Health Care, Inc. (“Coventry”), the InterGlobal group (“InterGlobal”) and bSwift LLC (“bswift”). The three and six months ended June 30, 2014 include $55.8 million and $119.5 million, respectively, of transaction and integration-related costs related to the acquisitions of Coventry and InterGlobal.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 15 beginning on page 35 for additional information.

6.     Investments

Total investments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015			December 31, 2014
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,412.1	$19,018.3	$21,430.4	$2,463.8	$18,977.9	$21,441.7
Mortgage loans	130.2	1,377.2	1,507.4	124.2	1,438.0	1,562.2
Other investments	3.5	1,784.6	1,788.1	7.2	1,778.0	1,785.2
Total investments	$2,545.8	$22,180.1	$24,725.9	$2,595.2	$22,193.9	$24,789.1

At June 30, 2015, we did not have any repurchase agreements outstanding. At December 31, 2014, approximately $202 million of investments were pledged as collateral under repurchase agreements. At June 30, 2015 and December 31, 2014, approximately $525 million and $798 million, respectively, of investments were pledged under securities loan agreements.

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2015 and December 31, 2014 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2015
Debt securities:
U.S. government securities	$1,669.4	$76.2	$(.6)		$1,745.0
States, municipalities and political subdivisions	4,625.3	197.1	(30.0)		4,792.4
U.S. corporate securities	8,040.2	429.2	(86.4)		8,383.0
Foreign securities	3,235.6	213.6	(32.1)		3,417.1
Residential mortgage-backed securities	840.0	21.9	(5.4)		856.5
Commercial mortgage-backed securities	1,302.6	37.9	(3.5)	(1)	1,337.0
Other asset-backed securities	808.9	6.7	(3.7)	(1)	811.9
Redeemable preferred securities	39.0	10.3	(.5)		48.8
Total debt securities	20,561.0	992.9	(162.2)		21,391.7
Equity securities	45.7	2.0	(9.0)		38.7
Total debt and equity securities (2)	$20,606.7	$994.9	$(171.2)		$21,430.4
December 31, 2014
Debt securities:
U.S. government securities	$1,301.2	$96.3	$(.6)		$1,396.9
States, municipalities and political subdivisions	4,540.0	277.2	(7.8)		4,809.4
U.S. corporate securities	8,033.2	606.8	(33.6)		8,606.4
Foreign securities	3,343.6	267.0	(18.3)		3,592.3
Residential mortgage-backed securities	902.7	28.9	(3.9)		927.7
Commercial mortgage-backed securities	1,324.6	52.8	(1.6)	(1)	1,375.8
Other asset-backed securities	644.7	5.8	(6.5)	(1)	644.0
Redeemable preferred securities	56.8	12.5	—		69.3
Total debt securities	20,146.8	1,347.3	(72.3)		21,421.8
Equity securities	23.3	.4	(3.8)		19.9
Total debt and equity securities (2)	$20,170.1	$1,347.7	$(76.1)		$21,441.7

(1)
At June 30, 2015 and December 31, 2014, we held securities for which we previously recognized $15.6 million and $18.6 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at June 30, 2015 and December 31, 2014 of $2.8 million and $3.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 36 for additional information on our accounting for discontinued products).  At June 30, 2015, debt and equity securities with a fair value of approximately $3.5 billion, gross unrealized capital gains of $273.3 million and gross unrealized capital losses of $52.5 million and, at December 31, 2014, debt and equity securities with a fair value of approximately $3.6 billion, gross unrealized capital gains of $391.3 million and gross unrealized capital losses of $16.7 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at June 30, 2015 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$1,075.0
One year through five years	6,015.4
After five years through ten years	5,842.2
Greater than ten years	5,453.7
Residential mortgage-backed securities	856.5
Commercial mortgage-backed securities	1,337.0
Other asset-backed securities	811.9
Total	$21,391.7

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2015 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2015, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.1 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At June 30, 2015, these securities had an average credit quality rating of AA and a weighted average duration of 2.1 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2015, these securities had an average credit quality rating of A+ and a weighted average duration of 1.2 years.

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

Summarized below are the debt and equity securities we held at June 30, 2015 and December 31, 2014 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2015
Debt securities:
U.S. government securities	$379.8	$.2	$12.8	$.4	$392.6	$.6
States, municipalities and political subdivisions	1,551.8	26.1	107.1	3.9	1,658.9	30.0
U.S. corporate securities	2,501.9	76.4	140.7	10.0	2,642.6	86.4
Foreign securities	849.6	27.7	62.3	4.4	911.9	32.1
Residential mortgage-backed securities	121.7	1.8	101.2	3.6	222.9	5.4
Commercial mortgage-backed securities	232.6	3.2	28.5	.3	261.1	3.5
Other asset-backed securities	282.9	3.3	44.0	.4	326.9	3.7
Redeemable preferred securities	5.4	.5	—	—	5.4	.5
Total debt securities	5,925.7	139.2	496.6	23.0	6,422.3	162.2
Equity securities	21.3	5.4	1.6	3.6	22.9	9.0
Total debt and equity securities (1)	$5,947.0	$144.6	$498.2	$26.6	$6,445.2	$171.2
December 31, 2014
Debt securities:
U.S. government securities	$20.6	$.1	$19.8	$.5	$40.4	$.6
States, municipalities and political subdivisions	457.4	2.2	347.4	5.6	804.8	7.8
U.S. corporate securities	1,074.1	19.9	515.2	13.7	1,589.3	33.6
Foreign securities	540.0	12.8	148.0	5.5	688.0	18.3
Residential mortgage-backed securities	3.9	.1	166.9	3.8	170.8	3.9
Commercial mortgage-backed securities	181.5	.7	69.0	.9	250.5	1.6
Other asset-backed securities	373.1	6.1	21.3	.4	394.4	6.5
Redeemable preferred securities	3.0	—	—	—	3.0	—
Total debt securities	2,653.6	41.9	1,287.6	30.4	3,941.2	72.3
Equity securities	8.0	—	1.4	3.8	9.4	3.8
Total debt and equity securities (1)	$2,661.6	$41.9	$1,289.0	$34.2	$3,950.6	$76.1

(1)
At June 30, 2015 and December 31, 2014, debt and equity securities in an unrealized capital loss position of $52.5 million and $16.7 million, respectively, and with related fair value of $1.0 billion and $402.7 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At June 30, 2015, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2015 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$69.1	$.2	$69.1	$.2
One year through five years	48.0	.5	1,304.9	8.8	1,352.9	9.3
After five years through ten years	434.1	10.3	1,965.1	39.1	2,399.2	49.4
Greater than ten years	485.1	33.7	1,305.1	57.0	1,790.2	90.7
Residential mortgage-backed securities	—	—	222.9	5.4	222.9	5.4
Commercial mortgage-backed securities	49.2	1.4	211.9	2.1	261.1	3.5
Other asset-backed securities	—	—	326.9	3.7	326.9	3.7
Total	$1,016.4	$45.9	$5,405.9	$116.3	$6,422.3	$162.2

Net realized capital gains (losses) for the three and six months ended June 30, 2015 and 2014, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
OTTI losses on debt securities recognized in earnings	$(7.6)	$(.1)	$(10.0)	$(.3)
Net realized capital gains, excluding OTTI losses on debt securities	9.6	23.9	20.1	52.6
Net realized capital gains	$2.0	$23.8	$10.1	$52.3

The net realized capital gains for the three and six months ended June 30, 2015 were primarily attributable to gains from the sale of debt securities partially offset by yield-related OTTI on debt securities. The net realized capital gains for the three and six months ended June 30, 2014 were primarily attributable to gains from the sales of debt and equity securities. The net realized capital gains for the six months ended June 30, 2014 were also attributable to the recognition of a gain on the termination of interest rate swaps during the first quarter of 2014.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during three or six months ended June 30, 2015 or 2014.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Proceeds on sales	$1,545.3	$930.9	$2,491.2	$2,023.7
Gross realized capital gains	20.7	19.9	45.6	44.5
Gross realized capital losses	13.6	9.0	22.4	22.0

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and six months ended June 30, 2015 and 2014 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
New mortgage loans	$24.4	$107.0	$37.1	$140.9
Mortgage loans fully repaid	19.5	36.8	59.0	56.6
Mortgage loans foreclosed	—	—	9.0	—

At June 30, 2015 and December 31, 2014, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at June 30, 2015 or December 31, 2014.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Category 7 represents loans where collections are potentially at risk and may be reported as problem, restructured or potential problem loans.  The vast majority of our mortgage loans fall into the Level 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Categories 5 and 6 represent loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure.  Based upon our most recent assessments at June 30, 2015 and December 31, 2014, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	June 30, 2015	December 31, 2014
1	$57.6	$59.7
2 to 4	1,426.9	1,443.4
5 and 6	22.9	31.2
7	—	27.9
Total	$1,507.4	$1,562.2

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors, including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at June 30, 2015 and December 31, 2014 of approximately $211 million and $209 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $6.1 billion and $5.7 billion at June 30, 2015 and December 31, 2014, respectively.  The hedge fund partnership had total assets of approximately $7.0 billion and $7.1 billion at June 30, 2015 and December 31, 2014, respectively.

Non-controlling (Minority) Interests
At June 30, 2015 and December 31, 2014, continuing business non-controlling interests were approximately $61 million and $69 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $2.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively. Net loss attributable to non-controlling interests was $1.6 million for the three months ended June 30, 2014, and net income attributable to non-controlling interests was $2.3 million for the six months ended June 30, 2014. These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Debt securities	$201.3	$198.2	$397.7	$396.3
Mortgage loans	21.7	34.1	43.6	58.0
Other investments	38.6	5.3	62.5	35.4
Gross investment income	261.6	237.6	503.8	489.7
Investment expenses	(14.2)	(9.3)	(23.5)	(17.2)
Net investment income (1)	$247.4	$228.3	$480.3	$472.5

(1)
Net investment income includes $74.8 million and $141.4 million for the three and six months ended June 30, 2015, respectively, and $63.5 million and $143.9 million for the three and six months ended June 30, 2014, respectively, related to investments supporting our experience-rated and discontinued products.

7.    Health Care Reform’s Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”)

We are participating in certain public health insurance exchanges established pursuant to Health Care Reform (“Public Exchanges”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers certain risk management programs.

The net receivable (payable) related to the 3Rs risk management programs at June 30, 2015 and December 31, 2014 were as follows:

	As of June 30, 2015			As of December 31, 2014
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Current	$359.2	$(335.6)	$(6.2)	$337.6	$(230.0)	$(9.6)
Long-term	98.1	(344.2)	—	—	—	—
Total net receivable (payable)	$457.3	$(679.8)	$(6.2)	$337.6	$(230.0)	$(9.6)

At June 30, 2015 and December 31, 2014, we did not record any Health Care Reform risk corridor receivables because payments from HHS under this program are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the Cost Sharing Subsidy and 3Rs in each subsequent year.

8.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the six months ended June 30, 2015 and 2014:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Credit
Six months ended June 30, 2015
Balance at December 31, 2014	$34.9		$568.0		$(60.9)		$(1,670.9)		$17.6		$(1,111.3)
Other comprehensive (loss) income
before reclassifications	(4.0)		(202.0)		3.5		—		—		(202.5)
Amounts reclassified from accumulated
other comprehensive income	(6.4)	(2)	25.6	(2)	1.9	(3)	20.9	(4)	(1.3)	(4)	40.7
Other comprehensive (loss) income	(10.4)		(176.4)		5.4		20.9		(1.3)		(161.8)
Balance at June 30, 2015	$24.5		$391.6		$(55.5)		$(1,650.0)		$16.3		$(1,273.1)
Six months ended June 30, 2014
Balance at December 31, 2013	$34.2		$326.8		$.4		$(1,293.8)		$20.3		$(912.1)
Other comprehensive income (loss)
before reclassifications	3.3		276.0		(25.0)		—		—		254.3
Amounts reclassified from accumulated
other comprehensive income	(2.0)	(2)	(1.2)	(2)	(9.2)	(3)	15.4	(4)	(1.3)	(4)	1.7
Other comprehensive income (loss)	1.3		274.8		(34.2)		15.4		(1.3)		256.0
Balance at June 30, 2014	$35.5		$601.6		$(33.8)		$(1,278.4)		$19.0		$(656.1)

(1)	Represents unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the effective portion of derivatives related to interest rate swaps which are reflected in interest expense and were not material during the six months ended June 30, 2015 or 2014. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for additional information.

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

The fair values of our Level 2 debt securities are obtained using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2015 or December 31, 2014.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2015 or December 31, 2014.  The total fair value of our broker quoted debt securities was approximately $105 million at June 30, 2015 and $126 million at December 31, 2014.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at June 30, 2015 and December 31, 2014 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
Debt securities:
U.S. government securities	$1,560.1	$184.9	$—	$1,745.0
States, municipalities and political subdivisions	—	4,791.3	1.1	4,792.4
U.S. corporate securities	—	8,319.4	63.6	8,383.0
Foreign securities	—	3,391.6	25.5	3,417.1
Residential mortgage-backed securities	—	856.5	—	856.5
Commercial mortgage-backed securities	—	1,324.3	12.7	1,337.0
Other asset-backed securities	—	787.6	24.3	811.9
Redeemable preferred securities	—	44.7	4.1	48.8
Total debt securities	1,560.1	19,700.3	131.3	21,391.7
Equity securities	22.4	—	16.3	38.7
Derivatives	—	.3	—	.3
Total	$1,582.5	$19,700.6	$147.6	$21,430.7
Liabilities:
Derivatives	$—	$46.5	$—	$46.5
December 31, 2014
Assets:
Debt securities:
U.S. government securities	$1,198.4	$198.5	$—	$1,396.9
States, municipalities and political subdivisions	—	4,808.2	1.2	4,809.4
U.S. corporate securities	—	8,548.2	58.2	8,606.4
Foreign securities	—	3,560.7	31.6	3,592.3
Residential mortgage-backed securities	—	927.7	—	927.7
Commercial mortgage-backed securities	—	1,368.3	7.5	1,375.8
Other asset-backed securities	—	602.5	41.5	644.0
Redeemable preferred securities	—	65.2	4.1	69.3
Total debt securities	1,198.4	20,079.3	144.1	21,421.8
Equity securities	1.8	—	18.1	19.9
Derivatives	—	.3	—	.3
Total	$1,200.2	$20,079.6	$162.2	$21,442.0
Liabilities:
Derivatives	$—	$53.4	$—	$53.4

There were no transfers between Levels 1 and 2 during the three or six months ended June 30, 2015 or 2014. During both the three and six months ended June 30, 2015, we had gross transfers out of Level 3 of $33.2 million related to other asset-backed securities. During both the three and six months ended June 30, 2014, we had an immaterial amount of gross transfers out of Level 3. During both the three and six months ended June 30, 2015 and 2014, we had an immaterial amount of gross transfers into Level 3 financial assets.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
June 30, 2015
Assets:
Mortgage loans	$1,507.4	$—	$—	$1,557.7	$1,557.7
Bank loans	230.0	—	220.0	8.7	228.7
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.5	—	—	8.5	8.5
Without a fixed maturity	518.0	—	—	500.7	500.7
Long-term debt	7,840.1	—	8,137.3	—	8,137.3

December 31, 2014
Assets:
Mortgage loans	$1,562.2	$—	$—	$1,621.4	$1,621.4
Bank loans	231.2	—	217.6	9.4	227.0
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	16.6	—	—	16.6	16.6
Without a fixed maturity	557.5	—	—	551.5	551.5
Long-term debt	8,081.3	—	8,764.8	—	8,764.8

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts financial assets at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015				December 31, 2014
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$680.1	$2,654.6	$5.6	$3,340.3	$876.0	$2,495.0	$2.9	$3,373.9
Equity securities	180.5	5.6	—	186.1	173.3	5.7	—	179.0
Derivatives	—	.3	—	.3	—	.2	—	.2
Common/collective trusts	—	563.8	—	563.8	—	574.0	—	574.0
Total (1)	$860.6	$3,224.3	$5.6	$4,090.5	$1,049.3	$3,074.9	$2.9	$4,127.1

(1)	Excludes $200.8 million and $204.4 million of cash and cash equivalents and other receivables at June 30, 2015 and December 31, 2014, respectively.

During the three and six months ended June 30, 2015 and 2014, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of June 30, 2015 and December 31, 2014 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
June 30, 2015
Derivatives	$.3	$11.2	$—	$11.5
Total	$.3	$11.2	$—	$11.5

December 31, 2014
Derivatives	$.3	$10.2	$—	$10.5
Total	$.3	$10.2	$—	$10.5

(1) There were no amounts offset in our balance sheets at June 30, 2015 or December 31, 2014.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of June 30, 2015 and December 31, 2014 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
June 30, 2015
Derivatives	$46.5	$—	$(39.5)	$7.0
Securities lending	543.7	(543.7)	—	—
Total	$590.2	$(543.7)	$(39.5)	$7.0

December 31, 2014
Derivatives	$53.4	$.9	$(49.0)	$5.3
Securities lending	826.9	(826.9)	—	—
Repurchase agreements	201.7	—	—	201.7
Total	$1,082.0	$(826.0)	$(49.0)	$207.0

(1)	There were no amounts offset in our balance sheets at June 30, 2015 or December 31, 2014.

Our gross obligation with respect to investments pledged under our securities lending program as of June 30, 2015 is as follows:

(Millions)
Debt securities:
U.S. government securities	$43.1
States, municipalities and political subdivisions	4.5
U.S. corporate securities	305.6
Foreign securities	171.3
Redeemable preferred securities	.2
Total investments pledged as collateral under securities lending program	524.7
Less: Gross amount of recognized liabilities under securities lending program	543.7
Amounts related to agreements not included in offsetting disclosure (1)	$(19.0)

(1)	Represents additional cash collateral posted by the borrower as described below.

At June 30, 2015, all of our loans from our securities lending program were continuous, and we did not have any repurchase agreements outstanding.

In connection with our securities lending program, we have exposure to interest rate risk on the changes in the value of our investments pledged as collateral as well as credit risk of the borrowers. Risks associated with securities lending transactions are generally mitigated as we require borrowers to post cash collateral in an amount of 102% to 105% of the fair value of the loaned securities, and the fair value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the fair value of the loaned securities fluctuates. In addition, we review and approve all borrowers and assign a dollar limit on the amount each borrower can have outstanding, and we monitor our exposure to each borrower daily.

10.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three and six months ended June 30, 2015 and 2014 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Amortization of prior service credit	$(.1)	$(.1)	$(.2)	$(.2)	$(.9)	$(.9)	$(1.8)	$(1.8)
Interest cost	65.2	72.1	130.4	144.2	2.7	2.9	5.4	5.9
Expected return on plan assets	(104.7)	(105.5)	(209.5)	(211.1)	(.7)	(.8)	(1.5)	(1.6)
Recognized net actuarial losses	15.4	11.6	30.8	23.3	.6	.3	1.3	.5
Net periodic benefit (income) cost	$(24.2)	$(21.9)	$(48.5)	$(43.8)	$1.7	$1.5	$3.4	$3.0

11.    Debt

The carrying value of our long-term debt at June 30, 2015 and December 31, 2014 was as follows:

(Millions)	June 30, 2015	December 31, 2014
Senior notes, 6.125%, due 2015 (1)	$—	$229.3
Senior notes, 5.95%, due 2017	410.4	418.3
Senior notes, 1.75%, due 2017	249.4	249.2
Senior notes, 1.5%, due 2017	498.9	498.6
Senior notes, 2.2%, due 2019	374.7	374.7
Senior notes, 3.95%, due 2020	745.6	745.2
Senior notes, 5.45%, due 2021	681.7	688.6
Senior notes, 4.125%, due 2021	495.9	495.5
Senior notes, 2.75%, due 2022	987.6	986.8
Senior notes, 3.5%, due 2024	747.1	746.9
Senior notes, 6.625%, due 2036	769.8	769.8
Senior notes, 6.75%, due 2037	530.8	530.7
Senior notes, 4.5%, due 2042	481.1	480.8
Senior notes, 4.125%, due 2042	493.0	492.8
Senior notes, 4.75%, due 2044	374.1	374.1
Total long-term debt	7,840.1	8,081.3
Less current portion of long-term debt	—	229.3
Total long-term debt, less current portion	$7,840.1	$7,852.0

(1)	The 6.125% senior notes were repaid in January 2015. These notes were classified as current in the consolidated balance sheet as of December 31, 2014.

At June 30, 2015, we did not have any commercial paper outstanding. At December 31, 2014, we had approximately $500 million of commercial paper outstanding with a weighted-average interest rate of .30%.

We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at June 30, 2015 was approximately $851 million. At both June 30, 2015 and December 31, 2014, we did not have any outstanding borrowings from the FHLBB.

Interest Rate Swaps
In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2017. At June 30, 2015, these interest rate swaps had a pretax fair value loss of $46 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, and in connection with the acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment Agreement”). On March 2, 2015, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). On July 30, 2015, in connection with the proposed acquisition of Humana (the “Proposed Acquisition”), we entered into a Third Amendment (the “Third Amendment,” and together with the First Amendment, the Incremental Commitment Agreement, the Second Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. The Third Amendment permits us to increase the commitments available under the Facility from $2.0 billion to $3.0 billion upon our request and the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement and the termination of Humana’s existing credit agreement dated as of July 9, 2013 (“Humana’s Existing Credit Agreement”). The Third Amendment also modified the calculation of total debt for the purposes of determining compliance prior to the Closing Date (as defined below) with certain covenants to exclude debt incurred by us to finance the Proposed Acquisition, the other financing transactions related to the Proposed Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Proposed Acquisition, the other financing transactions related to the Proposed Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires.

In addition, upon our agreement with one or more financial institutions, we may expand the commitments under the Facility by an additional $500 million. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. In both 2013 and 2014, we extended the maturity date of the Facility by one year. On March 2, 2015, we extended the maturity date of the Facility by an additional year to March 27, 2020.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at June 30, 2015.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30, 2015.  There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2015 or 2014.

Bridge Credit Agreement
On July 30, 2015, we entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”) with a group of fifteen lenders. Under the Bridge Credit Agreement, we may borrow on an unsecured basis an aggregate principal amount of up to $13.0 billion, to the extent that we have not received $13.0 billion of net cash proceeds from issuing senior notes or from certain other transactions on or prior to the closing date of the Proposed Acquisition (the “Closing Date”). Any proceeds of the Bridge Credit Agreement are required to be used to fund the Proposed Acquisition and to pay fees and expenses in connection with the Proposed Acquisition. The lenders' undrawn commitments under the Bridge Credit Agreement will be automatically and permanently reduced in an amount equal to, and we also will be required to make prepayments of any outstanding loans under the Bridge

Credit Agreement with, the (i) net cash proceeds from the issuance of debt of Aetna or any of its subsidiaries, (ii) net cash proceeds from the issuance of equity of Aetna and (iii) net cash proceeds in excess of $300 million we receive from non-ordinary course asset sales, in each case subject to certain exceptions. The lenders’ obligation to fund the loans under the Bridge Credit Agreement is subject to the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement, the termination of Humana’s Existing Credit Agreement and our having used commercially reasonable efforts to issue senior notes to provide funds to pay for the cash portion of the consideration payable under the Merger Agreement, to pay Aetna’s fees and expenses related to the proposed Humana acquisition and/or to refinance any loans made under the Bridge Credit Agreement. Any borrowings under the Bridge Credit Agreement mature 364 days after the Closing Date. The Bridge Credit Agreement contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%. For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Bridge Credit Agreement). For the purposes of determining compliance prior to the Closing Date with certain covenants, total debt also excludes debt incurred by us to finance the Proposed Acquisition, the other financing transactions related to the Proposed Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Proposed Acquisition, the other financing transactions related to the Proposed Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires. The Bridge Credit Agreement also contains a covenant limiting “Restricted Payments” (as defined in the Bridge Credit Agreement) by Aetna, subject certain exceptions and baskets, including an exception permitting the payment of regular cash dividends.

Amounts outstanding under the Bridge Credit Agreement will bear interest, at our option, either (a) at the London Interbank Offered Rate (“LIBOR”); or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt. The minimum and maximum LIBOR margins are 0.75% and 1.25% per annum, respectively, and the minimum and maximum base rate margins are 0% and 0.25% per annum, respectively, provided, however, that the applicable margins will increase by 0.25% per annum on the 90th day following the Closing Date and by an additional 0.25% per annum each 90th day thereafter while loans remain outstanding under the Bridge Credit Agreement. We will also pay to each lender on each of the following dates a duration fee equal to the following applicable percentages of the aggregate principal amount of such lender's loans outstanding under the Bridge Credit Agreement on such date: (i) 90 days after the Closing Date, 0.50%; (ii) 180 days after the Closing Date, 0.75%; and (iii) 270 days after the Closing Date, 1.00%. We will also pay the lenders certain other fees.

Term Loan Agreement
On July 30, 2015, we entered into a senior three-year term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. Under the Term Loan Agreement, we may borrow on an unsecured basis an aggregate principal amount of up to $3.2 billion. Any proceeds of the Term Loan Agreement are required to be used to fund the Proposed Acquisition and to pay fees and expenses in connection with the Proposed Acquisition. The lenders’ obligation to fund the loans under the Term Loan Agreement is subject to the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement and the termination of Humana’s Existing Credit Agreement. Any borrowings under the Term Loan Agreement mature three years after the Closing Date. The Term Loan Agreement contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%. For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Term Loan Agreement). For the purposes of determining compliance prior to the Closing Date with certain covenants, total debt also excludes debt incurred by us to finance the Proposed Acquisition, the other financing transactions related to the Proposed Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Proposed Acquisition, the other financing transactions related to the Proposed Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires. The Term Loan Agreement also contains a covenant limiting “Restricted Payments” (as defined in the Term Loan Agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends.

Amounts outstanding under the Term Loan Agreement will bear interest, at our option, either (a) at LIBOR; or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt. The minimum and maximum LIBOR margins are 0.75% and 1.50% per annum, respectively, and the minimum and maximum base rate margins are 0.0% and 0.50% per annum, respectively. We will also pay the lenders certain other fees.

12.    Capital Stock

On November 21, 2014 and February 28, 2014, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion each.  During the six months ended June 30, 2015, we repurchased approximately 3 million shares of common stock at a cost of approximately $296 million. As described below, during April 2015, we repurchased approximately .9 million shares of common stock at a cost of approximately $100 million. We did not repurchase any shares of common stock during May or June of 2015.

At June 30, 2015, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the November 21, 2014 and February 28, 2014 programs. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

As described above, from time to time we enter into accelerated share repurchase agreements with unrelated third party financial institutions. The number of shares repurchased under each agreement is based on the volume-weighted average price of our common stock during the purchase period. We completed the following accelerated share repurchase programs during the six months ended June 30, 2015:

Trade Date:	Value of Repurchase Program (Millions)	Repurchase Period	Number of Shares Repurchased (Millions)
December 15, 2014	$150.0	January and February 2015	1.6
March 2, 2015	100.0	April 2015	.9

During the six months ended June 30, 2015 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 27, 2015	$.25	April 9, 2015	April 24, 2015	$87.1
May 15, 2015	.25	July 16, 2015	July 31, 2015	87.1

Prior to completion of the proposed Humana acquisition, our quarterly cash dividend will not exceed $.25 per share. Our dividend policy following the completion of the proposed acquisition will be determined by our Board. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

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

The SARs granted to certain employees during first quarters of 2015 and 2014 had an estimated fair market value of $32.13 and $22.68 per unit, respectively. The fair value per unit was calculated on each respective grant date using a modified Black-Scholes option pricing model using the following assumptions during the first quarters of 2015 and 2014:

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

There were no material SARs granted during the three months ended June 30, 2015 or 2014.

13.    Dividend Restrictions and Statutory Surplus

Under applicable regulatory requirements at June 30, 2015, the amount of dividends that may be paid through the end of 2015 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was approximately $1.0 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. Prior to completion of the proposed Humana acquisition, Aetna is not permitted to declare, set aside or pay any dividend or other distribution other than a regular quarterly cash dividend in the ordinary course of business, which will not exceed $.25 per share. In addition, the Bridge Credit Agreement and Term Loan Agreement each contain a covenant limiting “Restricted Payments” (as defined in the applicable agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends. During the second quarter of 2015, our insurance and HMO subsidiaries paid approximately $527 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $9.2 billion and $9.4 billion at June 30, 2015 and December 31, 2014, respectively.

14.    Commitments and Contingencies

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers. Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer-governed health plans established under Health Care Reform. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court began a hearing in July 2015 to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty. If Penn Treaty is placed in liquidation, we and other insurers likely would be assessed immediately or over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders. We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict the extent to which rehabilitation efforts may succeed, the amount of the insolvency, the amount and timing of associated future guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets. It is reasonably possible that in future reporting periods we may record a liability and expense relating to Penn Treaty or other insolvencies which could have a material adverse effect on our operating results, financial condition and cash flows. While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

Various plaintiffs who are health care providers or medical associations seek to represent nationwide classes of out-of-network providers who provided services to our members during the period from 2001 to the present.  Various plaintiffs who are members in our health plans seek to represent nationwide classes of our members who received services from out-of-network providers during the period from 2001 to the present.  Taken together, these lawsuits allege that we violated state law, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and federal antitrust laws, either acting alone or in concert with our competitors.  The purported classes seek reimbursement of all unpaid benefits, recalculation and repayment of deductible and coinsurance amounts, unspecified damages and treble damages, statutory penalties, injunctive and declaratory relief, plus interest, costs and attorneys’ fees, and seek to disqualify us from acting as a fiduciary of any benefit plan that is subject to ERISA.  Individual lawsuits that generally contain similar allegations and seek similar relief have been brought by health plan members and out-of-network providers.

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

On June 30, 2015, the New Jersey District Court granted in part our motion to dismiss the proceeding. The New Jersey District Court dismissed with prejudice the plaintiffs’ RICO and federal antitrust claims; their ERISA claims that are based on our disclosures and our purported breach of fiduciary duties; and certain of their state law claims. The New Jersey District Court also dismissed with prejudice all claims asserted by several medical association plaintiffs. The plaintiffs’ remaining claims are for ERISA benefits and breach of contract. We intend to vigorously defend ourselves against the plaintiffs’ remaining claims.

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

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including litigation related to the proposed acquisition of Humana, claims of or relating to bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits in our Health Care and Group Insurance businesses (including our post-payment audit and collection practices and reductions in payments to providers due to sequestration), provider network structure (including the use of performance-based networks and termination of provider contracts), provider directory accuracy, rescission of insurance coverage, improper disclosure of personal information, anticompetitive practices, patent infringement and other intellectual property litigation, other legal proceedings in our Health Care and Group Insurance businesses and employment litigation.  Some of these other lawsuits are or are purported to be class actions.  We intend to vigorously defend ourselves against the claims brought in these matters.

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

Summarized financial information of our segments for the three and six months ended June 30, 2015 and 2014 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended June 30, 2015
Revenue from external customers (1)	$14,416.8	$565.6	$9.1	$—	$14,991.5
Operating earnings (loss) (2)	708.0	44.8	6.2	(36.9)	722.1
Three Months Ended June 30, 2014
Revenue from external customers	$13,677.3	$556.0	$24.0	$—	$14,257.3
Operating earnings (loss) (2)	584.3	60.6	5.4	(40.3)	610.0
Six Months Ended June 30, 2015
Revenue from external customers (1)	$28,702.6	$1,120.1	$21.9	$—	$29,844.6
Operating earnings (loss) (2)	1,543.6	88.7	8.3	(74.2)	1,566.4
Six Months Ended June 30, 2014
Revenue from external customers	$26,808.7	$1,100.4	$70.3	$—	$27,979.4
Operating earnings (loss) (2)	1,303.3	101.8	10.2	(83.3)	1,332.0

(1)
In the three months ended June 30, 2015, we received proceeds of $71.3 million ($109.6 million pretax), net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

(2)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Operating earnings (1)	$722.1	$610.0	$1,566.4	$1,332.0
Transaction and integration-related costs, net of tax	(21.4)	(36.3)	(52.1)	(78.2)
Litigation-related proceeds, net of tax	71.3	—	71.3	—
Loss on early extinguishment of long-term debt, net of tax	—	—	—	(59.7)
Release of litigation-related reserve, net of tax	—	—	—	67.0
Amortization of other acquired intangible assets, net of tax	(41.4)	(40.3)	(82.5)	(80.7)
Net realized capital gains, net of tax	1.2	15.4	6.2	33.9
Net income attributable to Aetna	$731.8	$548.8	$1,509.3	$1,214.3

(1)
In addition to net realized capital gains and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs of $21.4 million ($30.7 million pretax) and $52.1 million ($76.3 million pretax) during the three and six months ended June 30, 2015, respectively, related to the acquisitions of Coventry, InterGlobal and bswift, and transaction and integration-related costs of $36.3 million ($55.8 million pretax) and $78.2 million ($119.5 million pretax) during the three and six months ended June 30, 2014, respectively, related to the acquisitions of Coventry and InterGlobal. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses.

•
In the three months ended June 30, 2015, we received proceeds of $71.3 million ($109.6 million pretax), net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

•
We incurred a loss on the early extinguishment of long-term debt of $59.7 million ($91.9 million pretax) during the three months ended March 31, 2014 related to the redemption of our 6.0% senior notes due 2016.

•
We recorded a charge of $78.0 million ($120.0 million pretax) during the three months ended December 31, 2012 related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. During the three months ended March 31, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $67.0 million ($103.0 million pretax) in the three months ended March 31, 2014. Refer to Note 14 beginning on page 31 for additional information on the termination of the settlement agreement.

16.     Reinsurance

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

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. At both June 30, 2015 and December 31, 2014, our remaining GIC liability was not material. This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. The reserve at each of June 30, 2015 and December 31, 2014 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2015 and 2014 was as follows (pretax):

(Millions)	2015	2014
Reserve, beginning of period	$1,014.7	$979.5
Operating income	11.4	2.3
Net realized capital gains	63.6	12.6
Reserve, end of period	$1,089.7	$994.4

During the six months ended June 30, 2015, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of other invested assets, debt securities and investment real estate. During the six months ended June 30, 2014, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities. We evaluated these results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and did not believe that an adjustment to the reserve was required at June 30, 2015 or 2014.

Assets and liabilities supporting discontinued products at June 30, 2015 and December 31, 2014 were as follows: (1)

(Millions)	2015	2014
Assets:
Debt and equity securities available for sale	$2,242.1	$2,376.2
Mortgage loans	336.3	386.8
Other investments	652.5	662.2
Total investments	3,230.9	3,425.2
Other assets	119.4	112.9
Collateral received under securities loan agreements	116.5	200.7
Current and deferred income taxes	14.1	—
Receivable from continuing products (2)	584.0	566.5
Total assets	$4,064.9	$4,305.3
Liabilities:
Future policy benefits	$2,566.5	$2,645.8
Reserve for anticipated future losses on discontinued products	1,089.7	1,014.7
Collateral payable under securities loan agreements	116.5	200.7
Current and deferred income taxes	—	27.9
Other liabilities (3)	292.2	416.2
Total liabilities	$4,064.9	$4,305.3

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $89 million and $180 million for the three and six months ended June 30, 2015, respectively, and $94 million and $191 million for the three and six months ended June 30, 2014, respectively. There were no material participant-directed withdrawals from our discontinued products during the three or six months ended June 30, 2015 or 2014.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2015, the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2015 and 2014, and the related statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.
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
August 4, 2015

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 46.7 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers’ compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”).  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at June 30, 2015 and December 31, 2014 and operating results for the three and six months ended June 30, 2015 and 2014. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2014 Annual Report on Form 10-K (the “2014 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except where indicated)	2015	2014	2015	2014
Total revenue	$15,240.9	$14,509.4	$30,335.0	$28,504.2
Net income attributable to Aetna	731.8	548.8	1,509.3	1,214.3
Operating earnings (1)	722.1	610.0	1,566.4	1,332.0
Total medical membership (in thousands)			23,675	23,104
Cash flows from operations			1,729.1	2,091.3

(1)
Our discussion of operating results is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 42 for a discussion of non-GAAP measures.  Refer to Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 35 for a reconciliation of our operating earnings to net income attributable to Aetna.

Our operating earnings increased for the three and six months ended June 30, 2015 compared to the corresponding periods in 2014, primarily as a result of higher underwriting margins (calculated as premiums less health care costs) in our Health Care segment, partially offset by an increase in general and administrative expenses.

Total revenue increased during the three months ended June 30, 2015 compared to the corresponding period in 2014 primarily due to higher Health Care premium yields as well as membership growth in our Government business partially offset by membership losses in our middle-market Commercial Insured products. Total revenue increased during the six months ended June 30, 2015 compared to the corresponding period in 2014 primarily due to membership growth in each of our Health Care businesses as well as higher Health Care premium yields.

Total medical membership at June 30, 2015 increased compared to June 30, 2014, reflecting growth in each of our Commercial ASC, Medicare and Medicaid products, partially offset by a decline in our Commercial Insured products. Refer to “Health Care - Membership” beginning on page 46 for additional information on our medical membership.

We continued to generate strong cash flows from operations in 2015 and 2014, generating $1.9 billion and $2.2 billion of cash flows from operations in our Health Care and Group Insurance businesses during the six months ended June 30, 2015 and 2014, respectively.  During 2015, these cash flows funded our ordinary course operating activities as well as the following:

•	The repayment of $500 million of short-term debt;

•	Repurchases of shares of our common stock of approximately $296 million;

•	The repayment of the entire $229 million aggregate principal amount of our 6.125% senior notes due January 2015; and

•	The payment of cash dividends to shareholders of approximately $174 million.

Refer to “Liquidity and Capital Resources” beginning on page 52 and Note 12 of Condensed Notes to Consolidated Financial Statements on page 29 for additional information.

Proposed Acquisition of Humana Inc.
On July 2, 2015, we entered into a definitive agreement (as it may be amended, the "Merger Agreement") to acquire Humana Inc. ("Humana") in a transaction valued at approximately $37 billion. We expect the transaction to close in the second half of 2016 and to finance the cash portion of the purchase price through a combination of cash on hand and by issuing approximately $16.2 billion of new debt, including senior notes, term loans and commercial paper. We made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant, subject to certain exceptions, to conduct our business in the ordinary course between the execution of the Merger Agreement and the closing of the transaction.

Refer to Notes 3 and 11 beginning on pages 9 and 26, respectively, for additional information on the proposed acquisition of Humana.

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

The non tax-deductible health insurer fee applicable to 2015 is payable in September 2015 and is being recorded within operating expenses. We project that our expense for this fee in 2015 will be approximately $865 million. In aggregate, we expect our portion of the total fees, taxes and assessments imposed by Health Care Reform to be approximately $1.1 billion in 2015.

On June 25, 2015, the U.S. Supreme Court issued a ruling which upheld the availability of federal tax credits and subsidies to individuals who purchase health insurance through public health insurance exchanges established by the federal government.

For additional information on Health Care Reform, refer to “MD&A-Overview-Health Care Reform,” “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2014 Annual Report.

Medicare Update
On April 6, 2015, the Centers for Medicare & Medicaid Services (“CMS”) issued its Final Notice detailing final 2016 Medicare Advantage benchmark payment rates (the “Final Notice”). We project the benchmark rates in the Final Notice will increase funding for our Medicare Advantage business by approximately 1% in 2016 compared to 2015.

Management Update
Sharon A. Virag, Vice President, Controller and Chief Accounting Officer, joined Aetna in June 2015 and succeeded Rajan Parmeswar when he left the company in July 2015.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure included in Note 15 of Condensed Notes to Consolidated Financial Statements beginning on page 35.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

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

Operating Summary for the Three and Six Months Ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Premiums:
Commercial	$7,232.1	$7,195.5	$14,441.8	$14,010.1
Government	5,704.4	5,220.6	11,434.8	10,317.7
Total premiums	12,936.5	12,416.1	25,876.6	24,327.8
Fees and other revenue	1,480.3	1,261.2	2,826.0	2,480.9
Net investment income	102.9	88.7	200.4	175.6
Net realized capital (losses) gains	(3.9)	20.6	.7	47.3
Total revenue	14,515.8	13,786.6	28,903.7	27,031.6
Health care costs	10,496.3	10,314.8	20,736.8	19,891.1
Operating expenses:
Selling expenses	376.1	384.5	762.4	758.8
General and administrative expenses	2,330.2	2,123.5	4,666.1	4,107.9
Total operating expenses	2,706.3	2,508.0	5,428.5	4,866.7
Amortization of other acquired intangible assets	63.6	61.9	126.8	123.0
Total benefits and expenses	13,266.2	12,884.7	26,292.1	24,880.8
Income before income taxes	1,249.6	901.9	2,611.6	2,150.8
Income taxes	533.7	381.9	1,131.4	907.1
Net income including non-controlling interests	715.9	520.0	1,480.2	1,243.7
Less: Net income (loss) attributable to non-controlling interests	1.9	(1.1)	(.3)	.9
Net income attributable to Aetna	$714.0	$521.1	$1,480.5	$1,242.8

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Net income attributable to Aetna	$714.0	$521.1	$1,480.5	$1,242.8
Transaction and integration-related costs, net of tax	21.4	36.3	52.1	78.2
Litigation-related proceeds, net of tax	(71.3)	—	(71.3)	—
Release of litigation-related reserve, net of tax	—	—	—	(67.0)
Amortization of other acquired intangible assets, net of tax	41.3	40.3	82.4	80.0
Net realized capital losses (gains), net of tax	2.6	(13.4)	(.1)	(30.7)
Operating earnings	$708.0	$584.3	$1,543.6	$1,303.3

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the three and six months ended June 30, 2015, we incurred transaction and integration-related costs related to the acquisitions of Coventry, InterGlobal and bswift of $21.4 million ($30.7 million pretax), and $52.1 million ($76.3 million pretax), respectively, all of which was recorded in our Health Care segment. During the three and six months ended June 30, 2014, we incurred transaction and integration-related costs related to the acquisitions of Coventry and InterGlobal of $36.3 million ($55.8 million pretax), and $78.2 million ($119.5 million pretax), respectively, all of which was recorded in our Health Care segment. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses.

•
In the three months ended June 30, 2015, we received proceeds of $71.3 million ($109.6 million pretax), net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

•
We recorded a charge of $78.0 million ($120.0 million pretax) during the three months ended December 31, 2012 related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. During the three months ended March 31, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $67.0 million ($103.0 million pretax) in the three months ended March 31, 2014. Refer to Note 14 beginning on page 31 for additional information on the termination of the settlement agreement.

Operating earnings for the three and six months ended June 30, 2015 increased when compared to the corresponding periods in 2014, primarily as a result of higher underwriting margins in our Government business, partially offset by an increase in general and administrative expenses. Refer to our discussion below for additional information on our general and administrative expenses.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three and six months ended June 30, 2015 and 2014, our MBRs by product were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Commercial	81.8%	80.6%	79.6%	78.9%
Government	80.3%	86.5%	80.8%	85.6%
Total	81.1%	83.1%	80.1%	81.8%

Refer to our discussion of Commercial and Government results below for an explanation of the changes in our premiums and MBRs.

Commercial operating results for the three and six months ended June 30, 2015 reflect an increase in membership and the impact of programs mandated by the health care reform from the corresponding periods in 2014.
Commercial premiums increased approximately $37 million and $432 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increase during the three months ended June 30, 2015 is primarily due to higher premium yields partially offset by membership losses in our middle-market Commercial Insured products. The increase during the six months ended June 30, 2015 is primarily due to higher premium yields and higher membership in our Commercial Insured products.

Our Commercial MBR was 81.8% and 79.6% for the three and six months ended June 30, 2015, respectively, compared to 80.6% and 78.9% for the corresponding periods in 2014. The increase in our Commercial MBR for both periods is primarily due to the impact of programs mandated by health care reform (the “3Rs”). In the three and six months ended June 30, 2015, we recorded an additional $252 million and $450 million, respectively, of net health care reform risk adjustment payables compared with no amount recorded in the corresponding periods in 2014. We did not record any health care reform risk corridor receivables at June 30, 2015 or 2014. In aggregate, the incremental net charges incurred in connection with the 3Rs during the three months ended June 30, 2015 were $177 million, compared with net benefits of $48 million in the three months ended June 30, 2014. The impact of the 3Rs on our Commercial MBR for the three months ended June 30, 2015 was partially offset by improved performance in our large group business in 2015. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2014 Annual Report for a discussion of Health Care Costs Payable at December 31, 2014.

Government operating results for the three and six months ended June 30, 2015 reflect improved underwriting margins and an increase in membership from the corresponding periods in 2014.
Government premiums increased approximately $484 million and $1.1 billion for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014, primarily a result of membership growth in both our Medicare and Medicaid Insured products.

Our Government MBR was 80.3% and 80.8% for the three and six months ended June 30, 2015, respectively, compared to 86.5% and 85.6% for the corresponding periods in 2014. The improvement in our Government MBR for both periods is primarily a result of actions impacting revenue and medical costs designed to solve for the gap between Medicare premiums and medical costs and other expenses and improved performance in our Medicaid business. The decrease in our Government MBR for the three months ended June 30, 2015 was also driven by increased favorable development of prior-period health care cost estimates in 2015. In addition, in the three months ended June 30, 2015, we experienced additional favorable development of prior-years' health care cost estimates which resulted in contractual premium reductions under certain customer arrangements, including minimum medical loss ratio requirements in certain of our Government contracts.

Fees and Other Revenue
Health Care fees and other revenue increased approximately $219 million and $345 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods in 2014, primarily as a result of the favorable impact of approximately $110 million pretax of net litigation-related proceeds in 2015, higher average fee yields and growth in our Commercial ASC membership.

General and Administrative Expenses
General and administrative expenses increased approximately $207 million and $558 million for the three and six months ended June 30, 2015, respectively, compared to the corresponding periods of 2014, primarily as a result of increased investment spend to support our growth initiatives. General and administrative expenses in the six months ended June 30, 2014 also reflected the favorable impact of releasing a litigation-related reserve. Refer to Note 14 beginning on page 31 for additional information on the release of the litigation-related reserve.

Income Taxes
Our effective tax rate for the three and six months ended June 30, 2015 was 42.7 percent and 43.3 percent, respectively, compared to 42.3 percent and 42.2 percent for the three and six months ended June 30, 2014. The increase in our effective tax rate reflects the impact of the ACA, primarily from the 2015 increase in the non-deductible health insurer fee.

Membership
Health Care’s membership at June 30, 2015 and 2014 was as follows:

	2015			2014
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	6,194	13,604	19,798	6,421	13,082	19,503
Medicare Advantage	1,233	—	1,233	1,113	—	1,113
Medicare Supplement	507	—	507	434	—	434
Medicaid (1)	1,390	747	2,137	1,315	739	2,054
Total Medical Membership	9,324	14,351	23,675	9,283	13,821	23,104

Consumer-Directed Health Plans (2)			4,136			3,566

Dually-Eligible for Medicare and Medicaid (1)			25			—

Dental:
Total Dental Membership	6,189	8,434	14,623	5,883	8,556	14,439

Pharmacy:
Commercial			10,645			10,840
Medicare PDP (stand-alone)			1,433			1,609
Medicare Advantage PDP			854			735
Medicaid (1)			2,439			2,105
Total Pharmacy Benefit Management Services			15,371			15,289

(1)	Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

(2)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

Total medical membership at June 30, 2015 increased compared to June 30, 2014, reflecting growth in our Commercial ASC, Medicare and Medicaid products, partially offset by a decline in our Commercial Insured products.

Total dental membership at June 30, 2015 increased compared to June 30, 2014, primarily reflecting growth in our Insured Dental products.

Total pharmacy benefit management services membership increased at June 30, 2015 compared to June 30, 2014, primarily reflecting growth in our Medicaid products which was partially offset by declines in our Commercial and Medicare products.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the six months ended June 30, 2015 and 2014:

(Millions)	2015	2014
Health care costs payable, beginning of period	$5,621.1	$4,547.4
Less: reinsurance recoverables	5.8	8.5
Health care costs payable, beginning of period, net	5,615.3	4,538.9

Acquisition of businesses	—	29.2

Add: Components of incurred health care costs:
Current year	21,435.8	20,423.1
Prior years	(699.0)	(531.9)
Total incurred health care costs	20,736.8	19,891.2

Less: Claims paid
Current year	15,874.8	15,365.0
Prior years	4,501.4	3,730.4
Total claims paid	20,376.2	19,095.4

Health care costs payable, end of period, net	5,975.9	5,363.9
Add: reinsurance recoverables	2.7	8.0
Health care costs payable, end of period	$5,978.6	$5,371.9

Our estimates of prior years’ health care costs payable decreased by approximately $699 million and $532 million in the six months ended June 30, 2015 and 2014, respectively, resulting from claims being settled for amounts less than originally estimated, primarily due to lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of current year health care costs payable.

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

Operating Summary for the Three and Six Months Ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Premiums:
Life	$309.9	$315.4	$611.7	$619.5
Disability	218.5	203.5	433.2	406.1
Long-term care	10.9	11.2	22.0	22.2
Total premiums	539.3	530.1	1,066.9	1,047.8
Fees and other revenue	26.3	25.9	53.2	52.6
Net investment income	63.3	70.4	125.8	138.0
Net realized capital gains	6.8	1.3	9.7	4.2
Total revenue	635.7	627.7	1,255.6	1,242.6
Current and future benefits	457.8	440.2	905.9	892.0
Operating expenses:
Selling expenses	29.6	28.5	58.2	57.0
General and administrative expenses	84.4	81.1	168.8	160.7
Total operating expenses	114.0	109.6	227.0	217.7
Amortization of other acquired intangible assets	.1	—	.1	1.1
Total benefits and expenses	571.9	549.8	1,133.0	1,110.8
Income before income taxes	63.8	77.9	122.6	131.8
Income taxes	14.7	16.5	27.7	28.0
Net income attributable to Aetna	$49.1	$61.4	$94.9	$103.8

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Net income attributable to Aetna	$49.1	$61.4	$94.9	$103.8
Amortization of other acquired intangible assets, net of tax	.1	—	.1	.7
Net realized capital gains, net of tax	(4.4)	(.8)	(6.3)	(2.7)
Operating earnings	$44.8	$60.6	$88.7	$101.8

Operating earnings for the three months ended June 30, 2015 decreased when compared to the corresponding period in 2014, primarily due to lower underwriting margins (calculated as premiums less current and future benefits) in our life and long-term care products, as well as lower net investment income. Operating earnings for the six months ended June 30, 2015 decreased when compared to the corresponding period in 2014, primarily due to lower net investment income, partially offset by higher underwriting margins, reflecting improved experience in our disability products.

The group benefit ratio, which represents current and future benefits divided by premiums, was 84.9% for both the three and six months ended June 30, 2015, and 83.0% and 85.1% for the three and six months ended June 30, 2014, respectively. The increase in our group benefit ratio for the three months ended June 30, 2015 is primarily due to lower underwriting margins in our life and long-term care products. The improvement in our group benefit ratio for the six months ended June 30, 2015 is primarily due to higher underwriting margins, reflecting improved experience in our disability products, partially offset by lower underwriting margins in our long-term care products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Premiums	$6.7	$21.6	$17.1	$65.5
Net investment income	81.2	69.2	154.1	158.9
Other revenue	2.4	2.4	4.8	4.8
Net realized capital (losses) gains	(.9)	1.9	(.3)	.8
Total revenue	89.4	95.1	175.7	230.0
Current and future benefits	81.4	85.4	161.4	212.3
General and administrative expenses	3.0	3.0	6.1	6.0
Total benefits and expenses	84.4	88.4	167.5	218.3
Income before income taxes (benefits)	5.0	6.7	8.2	11.7
Income taxes (benefits)	(1.5)	.6	(1.8)	(.4)
Net income including non-controlling interests	6.5	6.1	10.0	12.1
Less: Net income (loss) attributable to non-controlling interests	.9	(.5)	1.9	1.4
Net income attributable to Aetna	$5.6	$6.6	$8.1	$10.7

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Net income attributable to Aetna	$5.6	$6.6	$8.1	$10.7
Net realized capital losses (gains), net of tax	.6	(1.2)	.2	(.5)
Operating earnings	$6.2	$5.4	$8.3	$10.2

Premiums decreased for the three and six months ended June 30, 2015, when compared to the corresponding period in 2014, primarily as a result of the discontinuance of certain services under an existing customer contract during 2014, which also resulted in a corresponding reduction in current and future benefits during 2015.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  At both June 30, 2015 and December 31, 2014, our remaining GIC liability was not material. We provide additional information on the reserve for anticipated future losses, including key assumptions and other important information, in Note 17 of Condensed Notes to Consolidated Financial Statements beginning on page 36.

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

Refer to Note 17 of Condensed Notes to Consolidated Financial Statements beginning on page 36 for additional information on the activity in the reserve for anticipated future losses on discontinued products for the three and six months ended June 30, 2015 and 2014.

INVESTMENTS

Our investment portfolio supported the following products at June 30, 2015 and December 31, 2014:

(Millions)	June 30, 2015	December 31, 2014
Experience-rated products (1)	$1,381.5	$1,492.4
Discontinued products (1)	3,230.9	3,425.2
Remaining products	20,113.5	19,871.5
Total investments	$24,725.9	$24,789.1

(1)	Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2015	2014	2015	2014
Scheduled contract maturities and benefit payments (1)	$19.3	$46.7	$39.5	$105.0
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	37.3	1.8	46.1	3.0
Participant-directed withdrawals	.1	1.1	1.1	2.2

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both June 30, 2015 and December 31, 2014, with approximately $5.0 billion and $4.6 billion rated AAA at June 30, 2015 and December 31, 2014, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.5 billion and $1.4 billion at June 30, 2015 and December 31, 2014, respectively (of which 13% and 14% at June 30, 2015 and December 31, 2014, respectively, supported our experience-rated and discontinued products).

At June 30, 2015 and December 31, 2014, we held approximately $990 million and $811 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 4% and 3% of our total investments, respectively.  These securities had an average credit quality rating of AA- at both June 30, 2015 and December 31, 2014 with the guarantee.  These securities had an average credit quality rating of A and A- at June 30, 2015 and December 31, 2014, respectively, without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both June 30, 2015 and December 31, 2014, less than 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We generally classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both June 30, 2015 and December 31, 2014 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 18 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

Refer to Note 6 of Condensed Notes to Consolidated Financial Statements beginning on page 11 for details related to:

•	Our investment portfolio balances at June 30, 2015 and December 31, 2014;

•	Gross unrealized capital gains and losses by major security type;

•	Debt securities with unrealized capital losses (including the amounts related to experience-rated and discontinued products);

•	Our net realized capital gains and losses; and

•	Our mortgage loan portfolio.

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

Presented below is a condensed statement of cash flows for the six months ended June 30, 2015 and 2014. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2015	2014
Cash flows from operating activities
Health Care and Group Insurance	$1,936.7	$2,249.7
Large Case Pensions	(207.6)	(158.4)
Net cash provided by operating activities	1,729.1	2,091.3
Cash flows from investing activities
Health Care and Group Insurance	(791.7)	(913.0)
Large Case Pensions	261.5	188.0
Net cash used for investing activities	(530.2)	(725.0)
Net cash used for financing activities	(1,493.5)	(1,018.5)
Net (decrease) increase in cash and cash equivalents	$(294.6)	$347.8

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.9 billion and $2.2 billion for the six months ended June 30, 2015 and 2014, respectively. The decrease in cash flows provided by operating activities for the six months ended June 30, 2015 compared with the corresponding period in 2014 is primarily attributable to an increase in other receivables, primarily in our pharmacy products.

Cash flows used for investing activities were approximately $530 million and $725 million for the six months ended June 30, 2015 and 2014, respectively.  The decrease in cash used for investing activities for the six months ended June 30, 2015 compared with the corresponding period in 2014 is primarily attributable to lower net purchases of investments in 2015.

During the six months ended June 30, 2015 and 2014, our cash flows used for financing activities reflect the repayment of debt, share repurchases and dividend payments. During the six months ended June 30, 2014 our cash flows used for financing activities also reflect the issuance of long-term debt. Prior to the closing of the proposed acquisition of Humana, our ability to repurchase shares of common stock will be limited. We expect to suspend our share repurchase programs for approximately six months following the closing of the transaction. Refer to Notes 11 and 12 of Condensed Notes to Consolidated Financial Statements on pages 26 and 29 for more information about debt issuances and repayments, share repurchases and dividend payments.

Long-Term Debt, Revolving Credit Facility, Bridge Credit Agreement and Term Loan Agreement
In support of our capital management goals, during 2015 we repaid maturing long-term debt and extended the maturity date of our revolving credit facility. Additionally, in July 2015 and in connection with the proposed acquisition of Humana, we entered into a $13.0 billion 364-day senior unsecured bridge credit agreement and a $3.2 billion three-year term loan credit agreement. In addition, in July 2015, we amended our revolving credit facility to increase the commitments available from $2.0 billion to $3.0 billion upon our request and the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement and termination of Humana’s existing credit agreement dated as of July 9, 2013. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for additional information on these transactions.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the Federal Home Loan Bank of Boston (“FHLBB”) to address timing differences between cash receipts and disbursements. At June 30, 2015, we did not have any commercial paper outstanding. At December 31, 2014, we had approximately $500 million of commercial paper outstanding with a weighted-average interest rate of .30%. The maximum amount of commercial paper borrowings outstanding during the six months ended June 30, 2015 was approximately $1.3 billion.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 34% at June 30, 2015. At the completion of the proposed acquisition of Humana, we project our debt to capital ratio will be approximately 46% as we expect to issue approximately $16.2 billion of new debt, including senior notes, term loans and commercial paper, to partially finance the cash portion of the purchase price. Following the announcement of the proposed acquisition of Humana in July 2015, each of Standard & Poor’s, A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for a possible downgrade. We project that our debt to capital ratio will decrease below 40% over the 24 months following the completion of the acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was approximately $78 million and $157 million for the three and six months ended June 30, 2015, respectively, and approximately $81 million and $167 million for the three and six months ended June 30, 2014, respectively.

Refer to Notes 11 and 12 of Condensed Notes to Consolidated Financial Statements on pages 26 and 29, respectively, for information on our FHLBB membership and our stock-based compensation awards granted during 2015, respectively.

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

The following information has been provided in connection with the proposed acquisition of Humana, and supplements the Forward Looking Information/Risk Factors portion of our 2014 Annual Report. You should read that section of our 2014 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

After completion of the Merger, we may fail to realize the anticipated benefits and cost savings of the Merger, which could adversely affect the value of our common shares.
The success of the transactions contemplated by the Merger Agreement, (collectively the “Merger”) will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Aetna and Humana. Our ability to realize these anticipated benefits and cost savings is subject to certain risks including:

•	Our ability to successfully combine the businesses of Aetna and Humana, including with respect to systems and technology integration;

•	whether the combined businesses will perform as expected;

•	the possibility that we paid more for Humana than the value we will derive from the acquisition;

•	the reduction of our cash available for operations and other uses and the incurrence of indebtedness to finance the acquisition; and

•	the assumption of known and unknown liabilities of Humana.

If we are not able to successfully combine the businesses of Aetna and Humana within the anticipated time frame, or at all, the anticipated cost savings and other benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, the combined businesses may not perform as expected, and the value of our common shares may be adversely affected.

Aetna and Humana have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurances that their businesses can be integrated successfully. It is possible that the integration process could result in the loss of key Aetna or Humana employees, the disruption of either or both company’s ongoing businesses or in unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Humana and Aetna in order to realize the anticipated benefits of the Merger so the combined business performs as expected include, among other things:

•	combining the companies’ sales, claims and call operations, network administration and corporate functions;

•	integrating the companies’ technologies, products and services;

•	identifying and eliminating redundant and underperforming operations and assets;

•	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	consolidating the companies’ corporate, administrative and information technology infrastructure;

•	coordinating sales, distribution and marketing efforts;

•	managing the movement of certain businesses and positions to different locations;

•	maintaining existing agreements with customers, providers and vendors and avoiding delays in entering into new agreements with prospective customers, providers and vendors;

•	coordinating geographically dispersed organizations; and

•	consolidating offices of Humana and Aetna that are currently in or near the same location.

In addition, at times, the attention of certain members of either or both company’s management and resources may be focused on completion of the Merger and the integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt each company’s ongoing business and the business of the combined company.

Aetna and Humana may have difficulty attracting, motivating and retaining executives and other key employees in light of the Merger.
Uncertainty about the effect of the Merger on Aetna and Humana employees may have an adverse effect on each of Aetna and Humana separately and consequently the combined business. This uncertainty may impair Aetna’s and Humana’s ability to attract, retain and motivate key personnel until the Merger is completed. Employee retention may be particularly challenging during the pendency of the Merger, as employees of Aetna and Humana may experience uncertainty about their future roles with the combined business. Additionally, Humana’s officers and employees may hold shares of Humana common stock, as well as Humana stock options, Humana restricted stock units (“Humana RSUs”) and Humana performance stock units (“Humana PSUs”) that are subject to accelerated vesting on a change in control, and, if the Merger is completed, these officers and employees may be entitled to the consideration payable under the Merger Agreement in respect of such shares of Humana common stock, Humana RSUs, Humana PSUs and cash in respect of Humana stock options.  These payouts could also make retention of these officers and employees more difficult. Additionally, pursuant to employment and/or change in control severance agreements with Humana, certain key employees of Humana are entitled to receive severance payments upon a termination without cause or a resignation for “good reason” following completion of the Merger. Under these agreements, a key Humana employee potentially could resign from his or her employment following specified circumstances set forth in his or her employment or change in control severance agreement, including an adverse change in his or her title, authority or responsibilities, compensation and benefits or primary office location. Furthermore, if key employees of Aetna or Humana depart or are at risk of departing, including because of issues relating to the uncertainty and difficulty of integration, financial security or a desire not to become employees of the combined business, we may have to incur significant costs in retaining such individuals or in identifying, hiring and retaining replacements for departing employees, and our ability to realize the anticipated benefits of the Merger may be adversely affected.

In order to complete the Merger, Aetna and Humana must obtain certain governmental authorizations, and if such authorizations are not granted or are granted with conditions that become applicable to the parties, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
Completion of the Merger is conditioned upon the expiration or early termination of the waiting period relating to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and certain other applicable laws or regulations and the governmental authorizations required to complete the Merger (the “Required Governmental Authorizations”) having been obtained and being in full force and effect. Although Aetna and Humana have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the Required Governmental Authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations, and may take into account various facts and circumstances in their consideration of the Merger, including other pending consolidation in the managed care industry. As a condition to authorization of the Merger or related transactions, these governmental authorities may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of Aetna’s business after completion of the Merger. Under the terms of the Merger Agreement, Aetna is not required, and Humana is not permitted without the consent of Aetna, to take any actions or agree to any terms or conditions in connection with (i) the expiration or early termination of the waiting period relating to the Merger under the HSR Act, (ii) any other antitrust law or

(iii) the Required Governmental Authorizations, in each case if such action, term or condition would have, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the financial condition, business or earnings before interest, taxes, depreciation and amortization of Aetna or Humana and its subsidiaries taken as a whole. However, notwithstanding the provisions of the Merger Agreement, either Aetna or Humana could become subject to terms or conditions in connection with such waiting periods, laws or other authorizations (whether because such term or condition does not rise to the specified level of materiality or we otherwise consent to its imposition) the imposition of which could adversely affect our ability to integrate Humana’s operations with our operations, reduce the anticipated benefits of the Merger or otherwise materially and adversely affect our business and results of operations after completion of the Merger.

Aetna’s and Humana’s business relationships may be subject to disruption due to uncertainty associated with the Merger.
Parties with which Aetna or Humana does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us, Humana or the combined business. Aetna’s and Humana’s business relationships may be subject to disruption as customers, providers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Aetna, Humana or the combined business. These disruptions could have a material and adverse effect on the businesses, financial condition, results of operations or prospects of the combined business, including a material and adverse effect on our ability to realize the anticipated benefits of the Merger. The risk and adverse effect of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

The Merger Agreement contains provisions that will make it more difficult for us to pursue alternatives to the Merger.
The Merger Agreement contains provisions that make it more difficult for Aetna to sell its business. These provisions include a general prohibition on us soliciting any acquisition proposal. Further, there are only limited exceptions to Aetna’s agreement that its board of directors will not withdraw or modify in a manner adverse to Humana the recommendation of Aetna’s board of directors in favor of the approval of the issuance of Aetna common shares pursuant to the Merger Agreement (the “Stock Issuance”), and Humana generally has a right to match any acquisition proposal that may be made. However, at any time prior to the approval of the Stock Issuance by Aetna shareholders, Aetna’s board of directors is permitted to take certain of these actions and terminate the Merger Agreement if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties under applicable law. The Merger Agreement, however, also requires that we submit the approval of the Stock Issuance to a vote of our shareholders, even if Aetna’s board of directors changes its recommendation in favor of the approval of the Stock Issuance in a manner adverse to Humana.

While we believe these provisions are reasonable and not preclusive of other offers, these restrictions might discourage a third party that has an interest in acquiring all or a significant part of Aetna from considering or proposing that acquisition. Furthermore, the termination fees described in the immediately following paragraph below may result in a potential competing acquirer proposing to pay a lower per-share price to acquire Aetna than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable by Aetna in certain circumstances.

Failure to complete the Merger could negatively impact the stock price and the future business and financial results of Aetna.
If the Merger is not completed for any reason, including as a result of the Humana stockholders failing to adopt the Merger Agreement or Aetna shareholders failing to approve the Stock Issuance, the ongoing business of Aetna may be adversely affected and, without realizing any of the benefits of having completed the Merger, Aetna would be subject to a number of risks, including the following:

•	We may experience negative reactions from the financial markets, including negative impacts on our stock and bond prices, and from our customers, providers, vendors, regulators and employees;

•	We may be required to pay Humana a termination fee of either $1.691 billion or $1 billion if the Merger Agreement is terminated under certain circumstances;

•	We will be required to pay certain transaction expenses and other costs relating to the Merger, whether or not the Merger is completed;

•
the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger. Such restrictions, the waiver of which is subject to the consent of Humana (in most cases, not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place; and

•
matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect Aetna’s businesses, financial condition, financial results and stock or bond prices.

In addition, Aetna could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding to specifically enforce us to perform our obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may materially and adversely affect Aetna’s businesses, financial condition, financial results and stock or bond prices.

Lawsuits have been filed and other lawsuits may be filed against Humana, Aetna and their respective boards of directors challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.
Beginning on July 9, 2015, two putative class action complaints have been filed by purported Humana stockholders challenging the Merger, one in the Circuit Court of Jefferson County, Kentucky and one in the Court of Chancery of the State of Delaware. These complaints are captioned Solak v. Broussard et al., Civ. Act. No. 15CI03374 (Kentucky state court) and Scott v. Humana Inc. et al., C.A. No. 11323-VCL (Delaware state court). The complaints name as defendants each member of Humana’s board of directors, Aetna and Aetna’s subsidiaries that are parties to the Merger Agreement (“Merger Subs”) and, in the case of the Delaware complaint, Humana. The complaints generally allege, among other things, that the individual members of the Humana’s board of directors breached their fiduciary duties owed to the stockholders of Humana by entering into the Merger Agreement, approving the Merger, and failing to take steps to maximize the value of Humana to its stockholders, and that Aetna and Merger Subs, and in the case of the Delaware complaint, Humana aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the Merger undervalues Humana, that the process leading up to the execution of the Merger Agreement was flawed, that the members of Humana’s board of directors improperly placed their own financial interests ahead of those of Humana’s stockholders, and that certain provisions of the Merger Agreement improperly favor Aetna and impede a potential alternative transaction. Among other remedies, the complaints seek equitable relief rescinding the Merger Agreement and enjoining the defendants from completing the Merger as well as costs and attorneys’ fees. Aetna believes that the complaints are entirely without merit.

One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

Our indebtedness following completion of the Merger will be substantially greater than our indebtedness on a stand-alone basis and greater than the combined indebtedness of Aetna and Humana existing prior to the transaction. This increased level of indebtedness could adversely affect us, including by decreasing our business flexibility, and will increase our borrowing costs. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition and operating results.
Upon completion of the Merger, we expect to have incurred acquisition-related debt financing of approximately $16.2 billion and assume Humana’s existing indebtedness of approximately $3.8 billion. Our substantially increased indebtedness and higher debt-to-equity ratio following completion of the Merger in comparison to that of Aetna prior to the Merger will have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and will increase our borrowing costs. In addition, the amount of cash required to service our increased indebtedness levels and thus the demands on our cash resources will be greater than the amount of cash flows required to service the indebtedness of Aetna or Humana individually prior to the Merger. The increased levels of indebtedness could also reduce funds available for our investments in product development as well as capital expenditures, share repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.

In addition, our credit ratings impact the cost and availability of future borrowings, and accordingly our cost of capital. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to our insureds. Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Following the announcement of the proposed acquisition of Humana in July 2015, each of Standard & Poor’s, A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for a possible downgrade. Downgrades in our ratings could adversely affect our businesses, cash flows, financial condition and operating results.

We will incur significant transaction and integration-related costs in connection with the Merger.
We expect to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. We will incur significant transaction costs related to the Merger. We also will incur significant integration-related fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Merger may not be accretive, and may be dilutive, to our operating earnings per share, which may negatively affect the market price of our common shares.
We currently project that the Merger will be neutral to operating earnings per share during 2016, excluding transaction and integration-related costs. This projection is based on preliminary estimates that may materially change. In addition, future events and conditions could decrease or delay the accretion that is currently projected or could result in dilution, including adverse changes in market conditions, additional transaction and integration-related costs and other factors such as the failure to realize some or all of the anticipated benefits of the Merger. Any dilution of, or decrease or delay of any accretion to, our earnings per share could cause the price of our common shares to decline or grow at a reduced rate.

Risks relating to Humana.
Following completion of the Merger, Aetna will be subject to the risks described in (i) Part I, Item 1A in Humana's Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 18, 2015, and (ii) Part II, Item 1A in Humana's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on July 29, 2015, in each case, incorporated by reference into this Quarterly Report on Form 10-Q.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2015 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 14 of Condensed Notes to Consolidated Financial Statements, beginning on page 31 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 54 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

As part of a publicly-announced plan or program, during April 2015, we repurchased approximately .9 million shares of common stock at a cost of approximately $100 million. The average price paid per share during April 2015 was $107.62. We did not repurchase any shares of common stock during May or June of 2015. At June 30, 2015, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the November 21, 2014 and February 28, 2014 programs. Prior to the closing of the proposed acquisition of Humana, our ability to repurchase shares of common stock will be limited. We expect to suspend our share repurchase programs for approximately six months following the closing of the transaction.

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, beginning on page 29 is incorporated herein by reference.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1
Agreement and Plan of Merger dated as of July 2, 2015 among Aetna Inc., Echo Merger Sub, Inc., Echo Merger Sub, LLC and Humana Inc, incorporated by reference to Exhibit 2.1 to Aetna Inc.’s Form 8-K filed on July 7, 2015.

10	Material Contracts

10.1
Bridge Facility Commitment Letter among Aetna Inc., Citigroup Global Markets Inc., UBS AG, Stamford Branch, and UBS Securities LLC, dated July 2, 2015, incorporated by reference to Exhibit 2.2 to Aetna Inc.’s Form 8-K filed on July 7, 2015.

10.2	Third Amendment dated as of July 30, 2015, to the Five-Year Credit Agreement dated as of March 27, 2012, incorporated by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.3	Notice of Effectiveness (Third Amendment), incorporated by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.4	$13.0 billion Bridge Credit Agreement dated as of July 30, 2015, incorporated by reference to Exhibit 99.3 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.5	Notice of Effectiveness (Bridge Credit Agreement), incorporated by reference to Exhibit 99.4 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.6	$3.2 billion Term Loan Credit Agreement dated as of July 30, 2015, incorporated by reference to Exhibit 99.5 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.7	Notice of Effectiveness (Term Loan Credit Agreement), incorporated by reference to Exhibit 99.6 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 9 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated August 4, 2015 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

99	Other Exhibits

99.1	Risk Factors of Humana, Inc.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	August 4, 2015	By	/s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated August 4, 2015 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

99	Other Exhibits

99.1	Risk Factors of Humana, Inc.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic