Form 10-Q
period 2015-09-30
AETNA INC /PA/
filed 2015-10-29
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2015
or

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

There were 348.7 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at September 30, 2015.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2015

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 39), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions, except per common share data)	2015	2014	2015	2014
Revenue:
Health care premiums	$12,834.8	$12,588.4	$38,711.4	$36,916.2
Other premiums	543.5	538.8	1,627.5	1,652.1
Fees and other revenue (1)	1,394.5	1,337.7	4,278.5	3,876.0
Net investment income	213.3	234.6	693.6	707.1
Net realized capital (losses) gains	(33.1)	28.3	(23.0)	80.6
Total revenue	14,953.0	14,727.8	45,288.0	43,232.0
Benefits and expenses:
Health care costs (2)	10,409.5	10,354.5	31,146.3	30,245.6
Current and future benefits	528.8	521.6	1,596.1	1,625.9
Operating expenses:
Selling expenses	393.0	422.3	1,213.6	1,238.1
General and administrative expenses	2,437.3	2,292.4	7,235.2	6,528.2
Total operating expenses	2,830.3	2,714.7	8,448.8	7,766.3
Interest expense	96.4	80.6	253.7	247.5
Amortization of other acquired intangible assets	65.1	59.5	192.0	183.6
Loss on early extinguishment of long-term debt	—	—	—	91.9
Total benefits and expenses	13,930.1	13,730.9	41,636.9	40,160.8
Income before income taxes	1,022.9	996.9	3,651.1	3,071.2
Income taxes:
Current	535.0	430.4	1,697.7	1,199.4
Deferred	(74.5)	(32.3)	(119.9)	56.4
Total income taxes	460.5	398.1	1,577.8	1,255.8
Net income including non-controlling interests	562.4	598.8	2,073.3	1,815.4
Less: Net income attributable to non-controlling interests	2.3	4.3	3.9	6.6
Net income attributable to Aetna	$560.1	$594.5	$2,069.4	$1,808.8
Earnings per common share:
Basic	$1.60	$1.68	$5.93	$5.06
Diluted	$1.59	$1.67	$5.87	$5.01

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $31.0 million and $83.6 million (net of pharmaceutical and processing costs of $337.4 million and $964.6 million) for the three and nine months ended September 30, 2015, respectively, and $26.4 million and $74.6 million (net of pharmaceutical and processing costs of $323.4 million and $914.3 million) for the three and nine months ended September 30, 2014, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $28.0 million and $91.6 million for the three and nine months ended September 30, 2015, respectively, and $25.9 million and $83.8 million for the three and nine months ended September 30, 2014, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(Millions)	2015	2014	2015	2014
Net income including non-controlling interests	$562.4	$598.8	$2,073.3	$1,815.4
Other comprehensive (loss) income, net of tax:
Previously impaired debt securities: (1)
Net unrealized losses
($(24.2), $(6.9), $(30.3) and $(1.8) pretax)	(15.7)	(4.5)	(19.7)	(1.2)
Less: reclassification of (losses) gains to earnings
($(20.3), $(2.8), $(10.5) and $.3 pretax)	(13.2)	(1.8)	(6.8)	.2
Total previously impaired debt securities (1)	(2.5)	(2.7)	(12.9)	(1.4)
All other securities:
Net unrealized (losses) gains
($(42.3), $(97.7), $(353.1) and $326.9 pretax)	(27.5)	(63.5)	(229.5)	212.5
Less: reclassification of (losses) gains to earnings
($(25.5), $7.6, $(64.9) and $9.5 pretax)	(16.6)	5.0	(42.2)	6.2
Total all other securities	(10.9)	(68.5)	(187.3)	206.3
Foreign currency and derivatives:
Net unrealized losses
($(61.1), $(16.9), $(55.7) and $(55.4) pretax)	(39.7)	(11.0)	(36.2)	(36.0)
Less: reclassification of (losses) gains to earnings
($(1.5), $(1.4), $(4.4) and $12.8 pretax)	(1.0)	(.9)	(2.9)	8.3
Total foreign currency and derivatives	(38.7)	(10.1)	(33.3)	(44.3)
Pension and other postretirement employee benefit (“OPEB”) plans:
Less: amortization of net actuarial losses
($(16.0), $(11.9), $(48.1) and $(35.7) pretax)	(10.4)	(7.8)	(31.3)	(23.2)
Less: amortization of prior service credit
($1.1, $1.1, $3.1 and $3.1 pretax)	.7	.7	2.0	2.0
Total pension and OPEB plans	9.7	7.1	29.3	21.2
Other comprehensive (loss) income	(42.4)	(74.2)	(204.2)	181.8
Comprehensive income including non-controlling interests	520.0	524.6	1,869.1	1,997.2
Less: Comprehensive income attributable to non-controlling interests	2.3	4.3	3.9	6.6
Comprehensive income attributable to Aetna	$517.7	$520.3	$1,865.2	$1,990.6

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At September 30, 2015	At December 31, 2014
Assets:
Current assets:
Cash and cash equivalents	$1,796.5	$1,420.4
Investments	2,843.3	2,595.2
Premiums receivable, net	1,747.5	1,623.0
Other receivables, net	2,705.3	2,065.9
Accrued investment income	226.4	223.9
Collateral received under securities lending agreements	4.2	826.9
Income taxes receivable	—	372.7
Deferred income taxes	525.0	443.0
Other current assets	2,499.1	2,193.0
Total current assets	12,347.3	11,764.0
Long-term investments	22,067.9	22,193.9
Reinsurance recoverables	731.7	751.4
Goodwill	10,636.8	10,613.2
Other acquired intangible assets, net	1,751.6	1,948.3
Property and equipment, net	629.3	669.8
Other long-term assets	1,259.0	1,130.0
Separate Accounts assets	4,054.8	4,331.5
Total assets	$53,478.4	$53,402.1

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$6,147.6	$5,621.1
Future policy benefits	685.2	705.9
Unpaid claims	750.1	745.3
Unearned premiums	502.7	519.5
Policyholders’ funds	2,228.1	1,984.5
Collateral payable under securities lending and repurchase agreements	4.2	1,028.6
Short-term debt	—	500.0
Current portion of long-term debt	—	229.3
Income taxes payable	25.0	—
Accrued expenses and other current liabilities	4,809.2	4,022.3
Total current liabilities	15,152.1	15,356.5
Future policy benefits	6,303.6	6,427.4
Unpaid claims	1,666.8	1,650.6
Policyholders’ funds	934.8	1,163.2
Long-term debt, less current portion	7,834.0	7,852.0
Deferred income taxes	670.2	867.5
Other long-term liabilities	929.6	1,201.6
Separate Accounts liabilities	4,054.8	4,331.5
Total liabilities	37,545.9	38,850.3
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 348.7 million shares issued and outstanding in 2015; 2.6 billion shares authorized and 349.8 million shares issued and
outstanding in 2014) and additional paid-in capital	4,620.5	4,542.2
Retained earnings	12,563.8	11,051.7
Accumulated other comprehensive loss	(1,315.5)	(1,111.3)
Total Aetna shareholders’ equity	15,868.8	14,482.6
Non-controlling interests	63.7	69.2
Total equity	15,932.5	14,551.8
Total liabilities and equity	$53,478.4	$53,402.1

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Nine Months Ended September 30, 2015
Balance at December 31, 2014	349.8	$4,542.2	$11,051.7	$(1,111.3)	$14,482.6	$69.2	$14,551.8
Net income	—	—	2,069.4	—	2,069.4	3.9	2,073.3
Other decreases in non-
controlling interest	—	—	—	—	—	(9.4)	(9.4)
Other comprehensive loss (Note 8)	—	—	—	(204.2)	(204.2)	—	(204.2)
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	1.9	78.4	—	—	78.4	—	78.4
Repurchases of common shares	(3.0)	(.1)	(296.2)	—	(296.3)	—	(296.3)
Dividends declared	—	—	(261.1)	—	(261.1)	—	(261.1)
Balance at September 30, 2015	348.7	$4,620.5	$12,563.8	$(1,315.5)	$15,868.8	$63.7	$15,932.5

Nine Months Ended September 30, 2014
Balance at December 31, 2013	362.2	$4,382.2	$10,555.4	$(912.1)	$14,025.5	$52.7	$14,078.2
Net income	—	—	1,808.8	—	1,808.8	6.6	1,815.4
Other increases in non-
controlling interest	—	—	—	—	—	1.9	1.9
Other comprehensive income (Note 8)	—	—	—	181.8	181.8	—	181.8
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	2.5	119.3	—	—	119.3	—	119.3
Repurchases of common shares	(13.0)	(.1)	(974.9)	—	(975.0)	—	(975.0)
Dividends declared	—	—	(239.2)	—	(239.2)	—	(239.2)
Balance at September 30, 2014	351.7	$4,501.4	$11,150.1	$(730.3)	$14,921.2	$61.2	$14,982.4

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Millions)	2015	2014
Cash flows from operating activities:
Net income including non-controlling interests	$2,073.3	$1,815.4
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	23.0	(80.6)
Depreciation and amortization	499.0	467.7
Debt fair value amortization	(22.7)	(42.9)
Equity in earnings of affiliates, net	(34.1)	(31.8)
Stock-based compensation expense	138.5	124.2
Amortization of net investment premium	61.2	54.3
Loss on early extinguishment of long-term debt	—	91.9
Changes in assets and liabilities:
Accrued investment income	(2.5)	(6.6)
Premiums due and other receivables	(681.6)	(395.7)
Income taxes	270.2	107.9
Other assets and other liabilities	95.9	194.0
Health care and insurance liabilities	337.0	784.0
Other, net	(1.6)	(3.1)
Net cash provided by operating activities	2,755.6	3,078.7
Cash flows from investing activities:
Proceeds from sales and maturities of investments	9,066.2	6,155.8
Cost of investments	(9,514.2)	(6,946.3)
Additions to property, equipment and software	(287.0)	(261.1)
Cash used for acquisitions, net of cash acquired	(20.6)	(70.7)
Other, net	—	10.0
Net cash used for investing activities	(755.6)	(1,112.3)
Cash flows from financing activities:
Repayment of long-term debt	(228.8)	(1,214.8)
Issuance of long-term debt	—	741.9
Net (repayment) issuance of short-term debt	(500.0)	75.0
Deposits and interest credited to investment contracts	3.1	3.4
Withdrawals from investment contracts	(38.6)	(2.1)
Common shares issued under benefit plans, net	(106.1)	(36.0)
Stock-based compensation tax benefits	39.1	25.7
Settlements from repurchase agreements	(201.7)	—
Common shares repurchased	(296.3)	(975.0)
Dividends paid to shareholders	(261.5)	(241.6)
Collateral on interest rate swaps	(23.7)	(49.9)
(Distributions) contributions, non-controlling interests	(9.4)	1.8
Net cash used for financing activities	(1,623.9)	(1,671.6)
Net increase in cash and cash equivalents	376.1	294.8
Cash and cash equivalents, beginning of period	1,420.4	1,412.3
Cash and cash equivalents, end of period	$1,796.5	$1,707.1
Supplemental cash flow information:
Interest paid	$213.0	$260.2
Income taxes paid	1,268.1	1,122.2

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Group Insurance primarily includes group life insurance and group disability products. Group life insurance products are offered on an Insured basis. Group disability products are offered to employers on both an Insured and an ASC basis. Group Insurance also includes long-term care products that were offered primarily on an Insured basis. We no longer solicit or accept new long-term care customers.

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2014 Annual Report on Form 10-K (our “2014 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2014 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  We evaluated subsequent events that occurred after September 30, 2015 through the date the financial statements were issued and determined there were no other items to disclose other than as disclosed in Notes 3, 7 and 11 beginning on pages 9, 17 and 26, respectively.

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

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective January 1, 2015, we adopted amended accounting guidance related to when an entity reports a discontinued operation in its financial position and operating results.  The guidance clarifies that a discontinued operation is required to be reported if the disposal represents a significant shift that has (or will have) a major effect on an entity’s operations and financial results when a component of an entity or a group of components of an entity are either classified as held for sale or are disposed of by sale.  The amendments also require additional disclosures about discontinued operations. We had no discontinued operations during the three or nine months ended September 30, 2015.

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

Future Application of Accounting Standards
Revenue from Contracts with Customers
Effective January 1, 2018, we will adopt new accounting guidance related to revenue recognition from contracts with customers. This new guidance removes most industry-specific revenue recognition requirements (insurance contracts are not covered by this guidance) and requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for the goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new guidance allows an entity to adopt the standard either through a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. Early adoption of this new guidance is permitted as of January 1, 2017. We are still assessing the impact of this standard on our financial position and operating results in addition to evaluating the transition method we will use when we adopt this standard.

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

Simplifying the Presentation of Debt Issuance Costs
Effective January 1, 2016, we will adopt amended accounting guidance related to the financial statement presentation of all debt issuance costs, including those related to line-of-credit arrangements. The amendment requires debt issuance costs to be presented as a direct deduction from the carrying amount of our debt liability, consistent with the approach used for debt discounts. Entities also may make an accounting policy election to report debt issuance costs associated with line-of-credit arrangements as a direct deduction from the carrying amount of the debt liability or as an asset. Amortization of debt issuance costs will also be reported in the Statements of Income as interest expense, as opposed to general and administrative expenses. Early adoption of this new guidance is permitted. This new guidance must be applied on a full retrospective basis, with all prior periods restated for the new presentation. The adoption of this new guidance will require certain reclassifications in our financial statements and is not expected to have a material impact on our financial position or operating results.

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

Simplifying the Accounting for Measurement-Period Adjustments
Effective January 1, 2016, we will adopt amended accounting guidance related to the recognition of adjustments to provisional amounts that are identified during the measurement period in a business combination. The amended guidance eliminates the requirement to retrospectively account for measurement-period adjustments as part of a business combination and in turn recognize them in the period in which the adjustment was determined. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

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

On October 19, 2015, Aetna and Humana each obtained the approval of their respective shareholders necessary for our acquisition of Humana.

The Humana acquisition remains subject to customary closing conditions, including the expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and approvals of state departments of insurance and other regulators, and therefore has not been reflected in these financial statements.

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

The computations of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except per common share data)	2015	2014	2015	2014
Net income attributable to Aetna	$560.1	$594.5	$2,069.4	$1,808.8
Weighted average shares used to compute basic EPS	349.2	353.2	349.2	357.2
Dilutive effect of outstanding stock-based compensation awards	3.3	3.6	3.3	3.5
Weighted average shares used to compute diluted EPS	352.5	356.8	352.5	360.7
Basic EPS	$1.60	$1.68	$5.93	$5.06
Diluted EPS	$1.59	$1.67	$5.87	$5.01

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Stock appreciation rights (“SARs”) (1)	.1	—	.7	.4
Other stock-based compensation awards (2)	.5	1.5	.8	1.3

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
Performance stock units ("PSUs"), certain market stock units ("MSUs") with performance conditions, and performance stock appreciation rights ("PSARs") are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

All outstanding stock options were included in the calculation of diluted EPS for the three and nine months ended September 30, 2014. We no longer have any stock options outstanding as of September 30, 2015.

5.     Operating Expenses

For the three and nine months ended September 30, 2015 and 2014, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Selling expenses	$393.0	$422.3	$1,213.6	$1,238.1
General and administrative expenses:
Salaries and related benefits	1,242.3	1,143.3	3,665.3	3,380.8
Other general and administrative expenses (1) (2)	1,195.0	1,149.1	3,569.9	3,147.4
Total general and administrative expenses (3)	2,437.3	2,292.4	7,235.2	6,528.2
Total operating expenses	$2,830.3	$2,714.7	$8,448.8	$7,766.3

(1)
The three and nine months ended September 30, 2015 include estimated fees mandated by the ACA comprised primarily of the health insurer fee of $209.7 million and $642.2 million, respectively, and our estimated contribution to the funding of the ACA’s reinsurance program of $51.6 million and $157.4 million, respectively. The three and nine months ended September 30, 2014 include estimated fees mandated by the ACA comprised primarily of the health insurer fee of $151.5 million and $454.0 million, respectively, and our estimated contribution to the funding of the ACA’s reinsurance program of $80.5 million and $251.6 million, respectively.

(2)
In the year ended December 31, 2012, we recorded a charge of $120.0 million pretax related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In the nine months ended September 30, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $103.0 million pretax in the nine months ended September 30, 2014. Refer to Note 14 beginning on page 31 for additional information on the termination of the settlement agreement.

(3)
The three and nine months ended September 30, 2015 include $44.0 million and $120.3 million, respectively, of transaction and integration-related costs related to the acquisitions of Coventry Health Care, Inc. (“Coventry”), the InterGlobal group (“InterGlobal”) and bswift LLC (“bswift”) and the proposed acquisition of Humana. The three and nine months ended September 30, 2014 include $35.3 million and $154.8 million, respectively, of transaction and integration-related costs related to the acquisitions of Coventry and InterGlobal.

Refer to the reconciliation of operating earnings to net income attributable to Aetna in Note 15 beginning on page 35 for additional information.

6.     Investments

Total investments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015			December 31, 2014
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,698.6	$18,825.4	$21,524.0	$2,463.8	$18,977.9	$21,441.7
Mortgage loans	133.9	1,455.8	1,589.7	124.2	1,438.0	1,562.2
Other investments	10.8	1,786.7	1,797.5	7.2	1,778.0	1,785.2
Total investments	$2,843.3	$22,067.9	$24,911.2	$2,595.2	$22,193.9	$24,789.1

At September 30, 2015, we did not have any repurchase agreements outstanding. At December 31, 2014, approximately $202 million of investments were pledged as collateral under repurchase agreements. At September 30, 2015 and December 31, 2014, approximately $4 million and $798 million, respectively, of investments were pledged under securities lending agreements.

Debt and Equity Securities
Debt and equity securities available for sale at September 30, 2015 and December 31, 2014 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
September 30, 2015
Debt securities:
U.S. government securities	$1,731.8	$93.0	$(.4)		$1,824.4
States, municipalities and political subdivisions	4,710.1	226.8	(15.6)		4,921.3
U.S. corporate securities	8,184.4	408.1	(118.3)		8,474.2
Foreign securities	3,066.6	183.9	(54.9)		3,195.6
Residential mortgage-backed securities	848.7	23.6	(3.0)		869.3
Commercial mortgage-backed securities	1,260.7	31.3	(2.1)	(1)	1,289.9
Other asset-backed securities	874.4	5.9	(11.5)	(1)	868.8
Redeemable preferred securities	33.0	10.3	—		43.3
Total debt securities	20,709.7	982.9	(205.8)		21,486.8
Equity securities	42.5	2.0	(7.3)		37.2
Total debt and equity securities (2)	$20,752.2	$984.9	$(213.1)		$21,524.0
December 31, 2014
Debt securities:
U.S. government securities	$1,301.2	$96.3	$(.6)		$1,396.9
States, municipalities and political subdivisions	4,540.0	277.2	(7.8)		4,809.4
U.S. corporate securities	8,033.2	606.8	(33.6)		8,606.4
Foreign securities	3,343.6	267.0	(18.3)		3,592.3
Residential mortgage-backed securities	902.7	28.9	(3.9)		927.7
Commercial mortgage-backed securities	1,324.6	52.8	(1.6)	(1)	1,375.8
Other asset-backed securities	644.7	5.8	(6.5)	(1)	644.0
Redeemable preferred securities	56.8	12.5	—		69.3
Total debt securities	20,146.8	1,347.3	(72.3)		21,421.8
Equity securities	23.3	.4	(3.8)		19.9
Total debt and equity securities (2)	$20,170.1	$1,347.7	$(76.1)		$21,441.7

(1)
At September 30, 2015 and December 31, 2014, we held securities for which we previously recognized $11.9 million and $18.6 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at September 30, 2015 and December 31, 2014 of $2.4 million and $3.6 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 36 for additional information on our accounting for discontinued products).  At September 30, 2015, debt and equity securities with a fair value of approximately $3.1 billion, gross unrealized capital gains of $256.0 million and gross unrealized capital losses of $58.8 million and, at December 31, 2014, debt and equity securities with a fair value of approximately $3.6 billion, gross unrealized capital gains of $391.3 million and gross unrealized capital losses of $16.7 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at September 30, 2015 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$1,320.9
One year through five years	6,076.1
After five years through ten years	5,527.1
Greater than ten years	5,534.7
Residential mortgage-backed securities	869.3
Commercial mortgage-backed securities	1,289.9
Other asset-backed securities	868.8
Total	$21,486.8

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at September 30, 2015 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At September 30, 2015, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 3.6 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At September 30, 2015, these securities had an average credit quality rating of AA and a weighted average duration of 2.4 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At September 30, 2015, these securities had an average credit quality rating of AA- and a weighted average duration of 1.2 years.

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

Summarized below are the debt and equity securities we held at September 30, 2015 and December 31, 2014 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015
Debt securities:
U.S. government securities	$3.2	$—	$12.8	$.4	$16.0	$.4
States, municipalities and political subdivisions	716.9	12.3	102.5	3.3	819.4	15.6
U.S. corporate securities	2,422.8	105.2	154.3	13.1	2,577.1	118.3
Foreign securities	875.4	46.2	80.2	8.7	955.6	54.9
Residential mortgage-backed securities	105.5	.7	92.7	2.3	198.2	3.0
Commercial mortgage-backed securities	221.8	1.8	23.3	.3	245.1	2.1
Other asset-backed securities	394.7	8.7	68.1	2.8	462.8	11.5
Total debt securities	4,740.3	174.9	533.9	30.9	5,274.2	205.8
Equity securities	20.8	6.4	1.3	.9	22.1	7.3
Total debt and equity securities (1)	$4,761.1	$181.3	$535.2	$31.8	$5,296.3	$213.1
December 31, 2014
Debt securities:
U.S. government securities	$20.6	$.1	$19.8	$.5	$40.4	$.6
States, municipalities and political subdivisions	457.4	2.2	347.4	5.6	804.8	7.8
U.S. corporate securities	1,074.1	19.9	515.2	13.7	1,589.3	33.6
Foreign securities	540.0	12.8	148.0	5.5	688.0	18.3
Residential mortgage-backed securities	3.9	.1	166.9	3.8	170.8	3.9
Commercial mortgage-backed securities	181.5	.7	69.0	.9	250.5	1.6
Other asset-backed securities	373.1	6.1	21.3	.4	394.4	6.5
Redeemable preferred securities	3.0	—	—	—	3.0	—
Total debt securities	2,653.6	41.9	1,287.6	30.4	3,941.2	72.3
Equity securities	8.0	—	1.4	3.8	9.4	3.8
Total debt and equity securities (1)	$2,661.6	$41.9	$1,289.0	$34.2	$3,950.6	$76.1

(1)
At September 30, 2015 and December 31, 2014, debt and equity securities in an unrealized capital loss position of $58.8 million and $16.7 million, respectively, and with related fair value of $913.1 million and $402.7 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At September 30, 2015, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2015 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$62.2	$.1	$62.2	$.1
One year through five years	45.6	.7	1,042.8	16.2	1,088.4	16.9
After five years through ten years	360.2	16.1	1,359.3	55.4	1,719.5	71.5
Greater than ten years	455.6	37.4	1,042.4	63.3	1,498.0	100.7
Residential mortgage-backed securities	—	—	198.2	3.0	198.2	3.0
Commercial mortgage-backed securities	50.4	.7	194.7	1.4	245.1	2.1
Other asset-backed securities	—	—	462.8	11.5	462.8	11.5
Total	$911.8	$54.9	$4,362.4	$150.9	$5,274.2	$205.8

Net realized capital gains (losses) for the three and nine months ended September 30, 2015 and 2014, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
OTTI losses on debt securities recognized in earnings	$(21.0)	$(3.0)	$(31.0)	$(3.3)
Net realized capital (losses) gains, excluding OTTI losses on debt securities	(12.1)	31.3	8.0	83.9
Net realized capital (losses) gains	$(33.1)	$28.3	$(23.0)	$80.6

The net realized capital losses for the three and nine months ended September 30, 2015 were primarily attributable to yield-related OTTI on debt securities. The net realized capital losses for the nine months ended September 30, 2015 were partially offset by gains from the sales of debt securities. The net realized capital gains for the three and nine months ended September 30, 2014 were primarily attributable to gains from the sales of debt securities. The net realized capital gains for the nine months ended September 30, 2014 were also attributable to gains from the sales of equity securities and the recognition of a gain on the termination of interest rate swaps during the first quarter of 2014.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during three or nine months ended September 30, 2015 or 2014.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Proceeds on sales	$1,275.4	$955.3	$3,766.6	$2,979.0
Gross realized capital gains	12.7	34.2	58.3	78.7
Gross realized capital losses	19.1	5.1	41.5	27.1

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and nine months ended September 30, 2015 and 2014 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
New mortgage loans	$132.6	$44.1	$169.7	$185.0
Mortgage loans fully repaid	37.1	17.3	96.1	73.9
Mortgage loans foreclosed	—	—	9.0	—

At September 30, 2015 and December 31, 2014, we had no material problem, restructured or potential problem mortgage loans.  We also had no material impairment reserves on these loans at September 30, 2015 or December 31, 2014.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Category 7 represents loans where collections are potentially at risk and may be reported as problem, restructured or potential problem loans.  The vast majority of our mortgage loans fall into the Category 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Categories 5 and 6 represent loans where credit risk is not substantial but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure.  Based upon our most recent assessments at September 30, 2015 and December 31, 2014, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	September 30, 2015	December 31, 2014
1	$56.4	$59.7
2 to 4	1,520.0	1,443.4
5 and 6	13.3	31.2
7	—	27.9
Total	$1,589.7	$1,562.2

Variable Interest Entities
In determining whether to consolidate a variable interest entity (“VIE”), we consider several factors, including whether we have the power to direct activities, the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.  We have relationships with certain real estate partnerships and one hedge fund partnership that are considered VIEs, but are not consolidated.  We record the amount of our investment in these partnerships as long-term investments on our balance sheets and recognize our share of partnership income or losses in earnings.  Our maximum exposure to loss as a result of our investment in these partnerships is our investment balance at September 30, 2015 and December 31, 2014 of approximately $208 million and $209 million, respectively, and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.  The real estate partnerships construct, own and manage low-income housing developments and had total assets of approximately $6.2 billion and $5.7 billion at September 30, 2015 and December 31, 2014, respectively.  The hedge fund partnership had total assets of approximately $6.9 billion and $7.1 billion at September 30, 2015 and December 31, 2014, respectively.

Non-controlling (Minority) Interests
At September 30, 2015 and December 31, 2014, continuing business non-controlling interests were approximately $64 million and $69 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $2.3 million and $3.9 million for the three and nine months ended September 30, 2015, respectively. Net income attributable to non-controlling interests was $4.3 million and $6.6 million for the three and nine months ended September 30, 2014, respectively. These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Debt securities	$196.7	$198.9	$594.4	$595.2
Mortgage loans	22.6	24.1	66.2	82.1
Other investments	4.7	22.5	67.2	57.9
Gross investment income	224.0	245.5	727.8	735.2
Investment expenses	(10.7)	(10.9)	(34.2)	(28.1)
Net investment income (1)	$213.3	$234.6	$693.6	$707.1

(1)
Net investment income includes $50.3 million and $191.7 million for the three and nine months ended September 30, 2015, respectively, and $72.5 million and $216.4 million for the three and nine months ended September 30, 2014, respectively, related to investments supporting our experience-rated and discontinued products.

7.    Health Care Reform’s Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”)

We participate in certain public health insurance exchanges established pursuant to Health Care Reform (“Public Exchanges”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers certain risk management programs.

The net receivable (payable) related to the 3Rs risk management programs at September 30, 2015 and December 31, 2014 were as follows:

	As of September 30, 2015			As of December 31, 2014
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Current (1)	$275.2	$(517.8)	$13.5	$337.6	$(230.0)	$(9.6)
Long-term	—	—	(5.6)	—	—	—
Total net receivable (payable)	$275.2	$(517.8)	$7.9	$337.6	$(230.0)	$(9.6)

(1)
As of September 30, 2015, $26.4 million of Health Care Reform reinsurance receivables and $27.3 million of Health Care Reform risk adjustment receivables each relate to the 2014 programs, with the remainder of the net balances related to the respective 2015 programs.

At December 31, 2014, we did not record any Health Care Reform risk corridor receivables because payments from HHS under this program were uncertain. In October 2015, HHS announced that 2014 Health Care Reform risk corridor receivables would be funded at 12.6% to the extent HHS fully collects risk corridor payables. As a result, as of September 30, 2015, we recorded approximately $15 million of Health Care Reform risk corridor receivables, which represents the portion of the 2014 health care reform risk corridor receivables that is considered collectible. We continue to believe that payments from HHS in excess of the prorated amount for the 2014 program year and for the 2015 program year are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the Cost Sharing Subsidy and 3Rs in each subsequent year.

8.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the nine months ended September 30, 2015 and 2014:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Credit
Nine months ended September 30, 2015
Balance at December 31, 2014	$34.9		$568.0		$(60.9)		$(1,670.9)		$17.6		$(1,111.3)
Other comprehensive (loss) income
before reclassifications	(19.7)		(229.5)		(36.2)		—		—		(285.4)
Amounts reclassified from accumulated
other comprehensive income	6.8	(2)	42.2	(2)	2.9	(3)	31.3	(4)	(2.0)	(4)	81.2
Other comprehensive (loss) income	(12.9)		(187.3)		(33.3)		31.3		(2.0)		(204.2)
Balance at September 30, 2015	$22.0		$380.7		$(94.2)		$(1,639.6)		$15.6		$(1,315.5)
Nine months ended September 30, 2014
Balance at December 31, 2013	$34.2		$326.8		$.4		$(1,293.8)		$20.3		$(912.1)
Other comprehensive income (loss)
before reclassifications	(1.2)		212.5		(36.0)		—		—		175.3
Amounts reclassified from accumulated
other comprehensive income	(.2)	(2)	(6.2)	(2)	(8.3)	(3)	23.2	(4)	(2.0)	(4)	6.5
Other comprehensive income (loss)	(1.4)		206.3		(44.3)		23.2		(2.0)		181.8
Balance at September 30, 2014	$32.8		$533.1		$(43.9)		$(1,270.6)		$18.3		$(730.3)

(1)	Represents unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the effective portion of derivatives related to interest rate swaps which are reflected in interest expense and were not material during the nine months ended September 30, 2015 or 2014. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for additional information.

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

The fair values of our Level 2 debt securities are obtained using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at September 30, 2015 or December 31, 2014.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at September 30, 2015 or December 31, 2014.  The total fair value of our broker quoted debt securities was approximately $72 million at September 30, 2015 and $126 million at December 31, 2014.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at September 30, 2015 and December 31, 2014 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
Debt securities:
U.S. government securities	$1,639.0	$185.4	$—	$1,824.4
States, municipalities and political subdivisions	—	4,920.2	1.1	4,921.3
U.S. corporate securities	—	8,411.7	62.5	8,474.2
Foreign securities	—	3,168.6	27.0	3,195.6
Residential mortgage-backed securities	—	869.3	—	869.3
Commercial mortgage-backed securities	—	1,287.9	2.0	1,289.9
Other asset-backed securities	—	868.8	—	868.8
Redeemable preferred securities	—	39.2	4.1	43.3
Total debt securities	1,639.0	19,751.1	96.7	21,486.8
Equity securities	20.5	—	16.7	37.2
Derivatives	—	.9	—	.9
Total	$1,659.5	$19,752.0	$113.4	$21,524.9
Liabilities:
Derivatives	$—	$102.7	$—	$102.7
December 31, 2014
Assets:
Debt securities:
U.S. government securities	$1,198.4	$198.5	$—	$1,396.9
States, municipalities and political subdivisions	—	4,808.2	1.2	4,809.4
U.S. corporate securities	—	8,548.2	58.2	8,606.4
Foreign securities	—	3,560.7	31.6	3,592.3
Residential mortgage-backed securities	—	927.7	—	927.7
Commercial mortgage-backed securities	—	1,368.3	7.5	1,375.8
Other asset-backed securities	—	602.5	41.5	644.0
Redeemable preferred securities	—	65.2	4.1	69.3
Total debt securities	1,198.4	20,079.3	144.1	21,421.8
Equity securities	1.8	—	18.1	19.9
Derivatives	—	.3	—	.3
Total	$1,200.2	$20,079.6	$162.2	$21,442.0
Liabilities:
Derivatives	$—	$53.4	$—	$53.4

There were no transfers between Levels 1 and 2 during the three or nine months ended September 30, 2015 or 2014. During the three and nine months ended September 30, 2015, we had gross transfers out of Level 3 of $29.1 million and $62.3 million, respectively, related to other asset-backed securities. During the three months ended September 30, 2015 there were no gross transfers into Level 3. During the nine months ended September 30, 2015, we had an immaterial amount of gross transfers into Level 3. During the three and nine months ended September 30, 2014, we had an immaterial amount of gross transfers into and out of Level 3.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for certain of our financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
September 30, 2015
Assets:
Mortgage loans	$1,589.7	$—	$—	$1,651.8	$1,651.8
Bank loans	191.6	—	180.1	8.9	189.0
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.6	—	—	8.6	8.6
Without a fixed maturity	385.0	—	—	368.4	368.4
Long-term debt	7,834.0	—	8,290.7	—	8,290.7

December 31, 2014
Assets:
Mortgage loans	$1,562.2	$—	$—	$1,621.4	$1,621.4
Bank loans	231.2	—	217.6	9.4	227.0
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	16.6	—	—	16.6	16.6
Without a fixed maturity	557.5	—	—	551.5	551.5
Long-term debt	8,081.3	—	8,764.8	—	8,764.8

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts financial assets at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015				December 31, 2014
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$761.9	$2,348.1	$4.1	$3,114.1	$876.0	$2,495.0	$2.9	$3,373.9
Equity securities	169.6	5.0	—	174.6	173.3	5.7	—	179.0
Derivatives	—	(.7)	—	(.7)	—	.2	—	.2
Common/collective trusts	—	479.6	—	479.6	—	574.0	—	574.0
Total (1)	$931.5	$2,832.0	$4.1	$3,767.6	$1,049.3	$3,074.9	$2.9	$4,127.1

(1)	Excludes $287.2 million and $204.4 million of cash and cash equivalents and other receivables at September 30, 2015 and December 31, 2014, respectively.

During the three and nine months ended September 30, 2015 and 2014, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of September 30, 2015 and December 31, 2014 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
September 30, 2015
Derivatives	$.9	$8.5	$—	$9.4
Total	$.9	$8.5	$—	$9.4

December 31, 2014
Derivatives	$.3	$10.2	$—	$10.5
Total	$.3	$10.2	$—	$10.5

(1) There were no amounts offset in our balance sheets at September 30, 2015 or December 31, 2014.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of September 30, 2015 and December 31, 2014 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
September 30, 2015
Derivatives	$102.7	$—	$(72.7)	$30.0
Securities lending	4.2	(4.2)	—	—
Total	$106.9	$(4.2)	$(72.7)	$30.0

December 31, 2014
Derivatives	$53.4	$.9	$(49.0)	$5.3
Securities lending	826.9	(826.9)	—	—
Repurchase agreements	201.7	—	—	201.7
Total	$1,082.0	$(826.0)	$(49.0)	$207.0

(1)	There were no amounts offset in our balance sheets at September 30, 2015 or December 31, 2014.

At September 30, 2015, we had an immaterial amount of investments pledged under our securities lending program, and all of our loans from our securities lending program were continuous. At September 30, 2015, we did not have any repurchase agreements outstanding.

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

10.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(Millions)	2015	2014	2015	2014	2015	2014	2015	2014
Amortization of prior service credit	$(.1)	$(.2)	$(.3)	$(.4)	$(1.0)	$(.9)	$(2.8)	$(2.7)
Interest cost	65.3	72.1	195.7	216.3	2.7	3.0	8.1	8.9
Expected return on plan assets	(104.8)	(105.6)	(314.3)	(316.7)	(.7)	(.7)	(2.2)	(2.3)
Recognized net actuarial losses	15.3	11.7	46.1	35.0	.7	.2	2.0	.7
Net periodic benefit (income) cost	$(24.3)	$(22.0)	$(72.8)	$(65.8)	$1.7	$1.6	$5.1	$4.6

We do not expect to make a voluntary cash contribution to our tax-qualified noncontributory defined benefit pension plan in 2015.

11.    Debt

The carrying value of our long-term debt at September 30, 2015 and December 31, 2014 was as follows:

(Millions)	September 30, 2015	December 31, 2014
Senior notes, 6.125%, due 2015 (1)	$—	$229.3
Senior notes, 5.95%, due 2017	406.4	418.3
Senior notes, 1.75%, due 2017	249.5	249.2
Senior notes, 1.5%, due 2017	499.0	498.6
Senior notes, 2.2%, due 2019	374.7	374.7
Senior notes, 3.95%, due 2020	745.8	745.2
Senior notes, 5.45%, due 2021	678.3	688.6
Senior notes, 4.125%, due 2021	496.1	495.5
Senior notes, 2.75%, due 2022	988.0	986.8
Senior notes, 3.5%, due 2024	747.1	746.9
Senior notes, 6.625%, due 2036	769.9	769.8
Senior notes, 6.75%, due 2037	530.8	530.7
Senior notes, 4.5%, due 2042	481.3	480.8
Senior notes, 4.125%, due 2042	493.0	492.8
Senior notes, 4.75%, due 2044	374.1	374.1
Total long-term debt	7,834.0	8,081.3
Less current portion of long-term debt	—	229.3
Total long-term debt, less current portion	$7,834.0	$7,852.0

(1)	The 6.125% senior notes were repaid in January 2015. These notes were classified as current in the consolidated balance sheet as of December 31, 2014.

At September 30, 2015, we did not have any commercial paper outstanding. At December 31, 2014, we had approximately $500 million of commercial paper outstanding with a weighted-average interest rate of .30%.

We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at September 30, 2015 was approximately $829 million. At both September 30, 2015 and December 31, 2014, we did not have any outstanding borrowings from the FHLBB.

Interest Rate Swaps
In September and October 2015, we entered into six interest rate swaps with an aggregate notional value of $1.5 billion. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the proposed acquisition of Humana. Four of these interest rate swaps were outstanding at September 30, 2015, with a notional value of $1.0 billion, and had a pretax fair value loss of approximately $30 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2017. On September 30, 2015, we modified the timing of the forecasted future issuance of fixed-rate debt in conjunction with the expected timing of the financing of the proposed acquisition of Humana and, as a result, we de-designated these swaps and re-designated them as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt. The effective portion of the hedge loss of approximately $73 million pretax remains in accumulated other comprehensive loss, net of tax, and will be amortized as an increase to interest expense over the first 20 semi-annual interest payments related to the fixed-rate debt. There was no material ineffectiveness as a result of the effectiveness test completed upon de-designation.

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at September 30, 2015.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at September 30, 2015.  There were no amounts outstanding under the Facility at any time during the nine months ended September 30, 2015 or 2014.

Bridge Credit Agreement
On July 30, 2015, we entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”) with a group of fifteen lenders. Under the Bridge Credit Agreement, we may borrow on an unsecured basis an aggregate principal amount of up to $13.0 billion, to the extent that we have not received $13.0 billion of net cash proceeds from issuing senior notes or from certain other transactions on or prior to the closing date of the Proposed Acquisition (the “Closing Date”). Any proceeds of the Bridge Credit Agreement are required to be used to fund the Proposed Acquisition and to pay fees and expenses in connection with the Proposed Acquisition. The lenders' undrawn commitments under the Bridge Credit Agreement will be automatically and permanently reduced in an amount equal to, and we also will be required to make prepayments of any outstanding loans under the Bridge Credit Agreement with, the (i) net cash proceeds from the issuance of debt of Aetna or any of its subsidiaries, (ii) net cash proceeds from the issuance of equity of Aetna and (iii) net cash proceeds in excess of $300 million we receive from non-ordinary course asset sales, in each case subject to certain exceptions. The lenders’ obligation to fund the loans under the Bridge Credit Agreement is subject to the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement, the termination of Humana’s Existing Credit Agreement and our having used commercially reasonable efforts to issue senior notes to provide funds to pay for the cash portion of the consideration payable under the Merger Agreement, to pay Aetna’s fees and expenses related to the proposed Humana acquisition and/or to refinance any loans made under the Bridge Credit Agreement. Any borrowings under the Bridge Credit Agreement mature 364 days after the Closing Date. The Bridge Credit Agreement contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%. For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Bridge Credit Agreement). For the purposes of determining compliance prior to the Closing Date with certain covenants, total debt also excludes debt incurred by us to finance the Proposed Acquisition, the other financing transactions related to the Proposed Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Proposed Acquisition, the other financing transactions related to the Proposed Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires. The Bridge Credit Agreement also contains a covenant limiting “Restricted Payments” (as defined in the Bridge Credit Agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends.

Amounts outstanding under the Bridge Credit Agreement will bear interest, at our option, either (a) at the London Interbank Offered Rate (“LIBOR”); or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt. The minimum and maximum LIBOR margins are 0.75% and 1.25% per annum, respectively, and the minimum and maximum base rate margins are 0% and 0.25% per annum, respectively, provided, however, that the applicable margins will increase by 0.25% per annum on the 90th day following the Closing Date and by an additional 0.25% per annum each 90th day thereafter while loans remain outstanding under the Bridge Credit Agreement. We will also pay to each lender on each of the following dates a duration fee equal to the following applicable percentages of the aggregate principal amount of such lender's loans outstanding under the Bridge Credit Agreement on such date: (i) 90 days after the Closing Date, 0.50%; (ii) 180 days after the Closing Date, 0.75%; and (iii) 270 days after the Closing Date, 1.00%. We will also pay the lenders certain other fees. There were no amounts outstanding under the Bridge Credit Agreement at any time during the nine months ended September 30, 2015.

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

Amounts outstanding under the Term Loan Agreement will bear interest, at our option, either (a) at LIBOR; or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt. The minimum and maximum LIBOR margins are 0.75% and 1.50% per annum, respectively, and the minimum and maximum base rate margins are 0.0% and 0.50% per annum, respectively. We will also pay the lenders certain other fees. There were no amounts outstanding under the Term Loan Agreement at any time during the nine months ended September 30, 2015.

12.    Capital Stock

On November 21, 2014 and February 28, 2014, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion each.  During the nine months ended September 30, 2015, we repurchased approximately 3 million shares of common stock at a cost of approximately $296 million. We did not repurchase any shares of common stock during the three months ended September 30, 2015.

At September 30, 2015, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the November 21, 2014 and February 28, 2014 programs. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

As described above, from time to time we enter into accelerated share repurchase agreements with unrelated third party financial institutions. The number of shares repurchased under each agreement is based on the volume-weighted average price of our common stock during the purchase period. We completed the following accelerated share repurchase programs during the nine months ended September 30, 2015:

Trade Date:	Value of Repurchase Program (Millions)	Repurchase Period	Number of Shares Repurchased (Millions)
December 15, 2014	$150.0	January and February 2015	1.6
March 2, 2015	100.0	April 2015	.9

During the nine months ended September 30, 2015 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 27, 2015	$.25	April 9, 2015	April 24, 2015	$87.1
May 15, 2015	.25	July 16, 2015	July 31, 2015	87.2
September 25, 2015	.25	October 15, 2015	October 30, 2015	87.2

Prior to completion of the proposed Humana acquisition, pursuant to the Merger Agreement, our regular quarterly cash dividend will not exceed $.25 per share. Our dividend policy following the completion of the proposed acquisition will be determined by our Board. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

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

There were no material SARs, RSUs or PSUs granted during the three months ended September 30, 2015 or 2014.

13.    Dividend Restrictions and Statutory Surplus

Under applicable regulatory requirements at September 30, 2015, the amount of dividends that may be paid through the end of 2015 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was approximately $849 million in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. Prior to completion of the proposed Humana acquisition, pursuant to the Merger Agreement, Aetna is not permitted to declare, set aside or pay any dividend or other distribution other than a regular quarterly cash dividend in the ordinary course of business, which will not exceed $.25 per share. In addition, the Bridge Credit Agreement and Term Loan Agreement each contain a covenant limiting “Restricted Payments” (as defined in the applicable agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends. During the third quarter of 2015, our insurance and HMO subsidiaries paid approximately $296 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $9.7 billion and $9.4 billion at September 30, 2015 and December 31, 2014, respectively.

14.    Commitments and Contingencies

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers. Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer-governed health plans established under Health Care Reform. In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court began a hearing in July 2015, which has been adjourned until February 2016, to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty. If Penn Treaty is placed in liquidation, we and other insurers likely would be assessed immediately or over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders. We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict the extent to which rehabilitation efforts may succeed, the amount of the insolvency, the amount and timing of associated future guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets. It is reasonably possible that in future reporting periods we may record a liability and expense relating to Penn Treaty or other insolvencies which could have a material adverse effect on our operating results, financial condition and cash flows. While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited.  Historically, CMS did not project sample error rates to the entire contract.  As a result, the revised methodology may increase our exposure to premium refunds to CMS based on incomplete medical records maintained by providers.  During 2013, CMS selected certain of our Medicare Advantage contracts for contract year 2011 for audit, and during 2015, CMS selected certain of our Medicare Advantage contracts for contract year 2012 for audit.  We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years or the current contract year.  Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG, HHS or otherwise, including audits of our minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect our operating results, financial position and cash flows.

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

Summarized financial information of our segments for the three and nine months ended September 30, 2015 and 2014 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended September 30, 2015
Revenue from external customers	$14,202.3	$557.5	$13.0	$—	$14,772.8
Operating earnings (loss) (1)	675.4	25.6	4.4	(36.8)	668.6
Three Months Ended September 30, 2014
Revenue from external customers	$13,898.4	$559.5	$7.0	$—	$14,464.9
Operating earnings (loss) (1)	625.6	47.9	4.9	(39.8)	638.6
Nine Months Ended September 30, 2015
Revenue from external customers (2)	$42,904.9	$1,677.6	$34.9	$—	$44,617.4
Operating earnings (loss) (1)	2,219.0	114.3	12.7	(111.0)	2,235.0
Nine Months Ended September 30, 2014
Revenue from external customers	$40,707.1	$1,659.9	$77.3	$—	$42,444.3
Operating earnings (loss) (1)	1,928.9	149.7	15.1	(123.1)	1,970.6

(1)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

(2)
In the nine months ended September 30, 2015, we received proceeds of $71.3 million ($109.6 million pretax), net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Operating earnings (1)	$668.6	$638.6	$2,235.0	$1,970.6
Transaction and integration-related costs, net of tax	(44.4)	(23.7)	(96.5)	(101.9)
Litigation-related proceeds, net of tax	—	—	71.3	—
Loss on early extinguishment of long-term debt, net of tax	—	—	—	(59.7)
Release of litigation-related reserve, net of tax	—	—	—	67.0
Amortization of other acquired intangible assets, net of tax	(42.3)	(38.7)	(124.8)	(119.4)
Net realized capital (losses) gains, net of tax	(21.8)	18.3	(15.6)	52.2
Net income attributable to Aetna	$560.1	$594.5	$2,069.4	$1,808.8

(1)
In addition to net realized capital gains and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs of $44.4 million ($62.3 million pretax) and $96.5 million ($138.6 million pretax) during the three and nine months ended September 30, 2015, respectively, related to the acquisitions of Coventry, InterGlobal and bswift and the proposed acquisition of Humana, and transaction and integration-related costs of $23.7 million ($35.3 million pretax) and $101.9 million ($154.8 million pretax) during the three and nine months ended September 30, 2014, respectively, related to the acquisitions of Coventry and InterGlobal. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses as well as the cost of the Bridge Credit Agreement and the Term Loan Agreement, which are reflected in the GAAP Consolidated Statement of Income in interest expense.

•
In the nine months ended September 30, 2015, we received proceeds of $71.3 million ($109.6 million pretax), net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

•
We incurred a loss on the early extinguishment of long-term debt of $59.7 million ($91.9 million pretax) during the nine months ended September 30, 2014 related to the redemption of our 6.0% senior notes due 2016.

•
We recorded a charge of $78.0 million ($120.0 million pretax) during the year ended December 31, 2012 related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. During the nine months ended September 30, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $67.0 million ($103.0 million pretax) in the nine months ended September 30, 2014. Refer to Note 14 beginning on page 31 for additional information on the termination of the settlement agreement.

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

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. At both September 30, 2015 and December 31, 2014, our remaining GIC liability was not material. This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. The reserve at each of September 30, 2015 and December 31, 2014 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2015 and 2014 was as follows (pretax):

(Millions)	2015	2014
Reserve, beginning of period	$1,014.7	$979.5
Operating (losses) income	(2.1)	3.2
Net realized capital gains	57.2	25.8
Reserve, end of period	$1,069.8	$1,008.5

During the nine months ended September 30, 2015, our discontinued products reflected operating losses and net realized capital gains, primarily attributable to gains from the sale of other invested assets, debt securities and investment real estate. During the nine months ended September 30, 2014, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities. We evaluated these results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and did not believe that an adjustment to the reserve was required at September 30, 2015 or 2014.

Assets and liabilities supporting discontinued products at September 30, 2015 and December 31, 2014 were as follows: (1)

(Millions)	2015	2014
Assets:
Debt and equity securities available for sale	$2,110.4	$2,376.2
Mortgage loans	387.4	386.8
Other investments	679.0	662.2
Total investments	3,176.8	3,425.2
Other assets	82.0	112.9
Collateral received under securities lending agreements	—	200.7
Current and deferred income taxes	35.8	—
Receivable from continuing products (2)	592.9	566.5
Total assets	$3,887.5	$4,305.3
Liabilities:
Future policy benefits	$2,529.9	$2,645.8
Reserve for anticipated future losses on discontinued products	1,069.8	1,014.7
Collateral payable under securities lending agreements	—	200.7
Current and deferred income taxes	—	27.9
Other liabilities (3)	287.8	416.2
Total liabilities	$3,887.5	$4,305.3

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $89 million and $269 million for the three and nine months ended September 30, 2015, respectively, and $93 million and $284 million for the three and nine months ended September 30, 2014, respectively. There were no material participant-directed withdrawals from our discontinued products during the three or nine months ended September 30, 2015 or 2014.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2015, the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2015 and 2014, and the related consolidated statements of shareholders’ equity and cash flows for the nine month periods ended September 30, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.
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
October 29, 2015

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 46.5 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers’ compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”).  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at September 30, 2015 and December 31, 2014 and operating results for the three and nine months ended September 30, 2015 and 2014. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2014 Annual Report on Form 10-K (the “2014 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions, except where indicated)	2015	2014	2015	2014
Total revenue	$14,953.0	$14,727.8	$45,288.0	$43,232.0
Net income attributable to Aetna	560.1	594.5	2,069.4	1,808.8
Operating earnings (1)	668.6	638.6	2,235.0	1,970.6
Total medical membership (in thousands)			23,506	23,574
Cash flows from operations			2,755.6	3,078.7

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

Our operating earnings increased for the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014, primarily as a result of higher underwriting margins (calculated as premiums less health care costs) in our Health Care segment, partially offset by an increase in general and administrative expenses and lower underwriting margins (calculated as premiums less current and future benefits) in our Group Insurance segment.

Total revenue increased during the three and nine months ended September 30, 2015 compared to the corresponding periods in 2014 primarily due to higher Health Care premium yields as well as membership growth in our Government business, partially offset by membership losses in our group Commercial Insured products.

Total medical membership at September 30, 2015 decreased compared to September 30, 2014, primarily reflecting declines in our Commercial Insured products partially offset by growth in our Medicare, Medicaid and Commercial ASC products. Refer to “Health Care - Membership” beginning on page 46 for additional information on our medical membership.

We continued to generate strong cash flows from operations in 2015 and 2014, generating $3.2 billion and $3.3 billion of cash flows from operations in our Health Care and Group Insurance businesses during the nine months ended September 30, 2015 and 2014, respectively.  During 2015, these cash flows funded our ordinary course operating activities as well as the following:

•	The payment of our portion of the health insurer fee of approximately $856 million in the third quarter of 2015;

•	The repayment of $500 million of short-term debt;

•	The payment of our 2014 Health Care Reform risk adjustment liability of approximately $410 million;

•	Repurchases of shares of our common stock of approximately $296 million;

•	The payment of cash dividends to shareholders of approximately $261 million; and

•	The repayment of the entire $229 million aggregate principal amount of our 6.125% senior notes due January 2015.

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

On October 19, 2015, Aetna and Humana each obtained the approval of their respective shareholders necessary for our acquisition of Humana.

Refer to Notes 3 and 11 beginning on pages 9 and 26, respectively, and “Forward-Looking Information/Risk Factors” beginning on page 54 for additional information on the proposed acquisition of Humana.

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

In September 2015, we paid approximately $856 million representing our portion of the non tax-deductible health insurer fee. This fee is being recorded within operating expenses on a straight-line basis in our 2015 financial results. In aggregate, we expect our portion of the total fees, taxes and assessments imposed by Health Care Reform to be approximately $1.1 billion in 2015.

In October 2015, HHS announced that 2014 Health Care Reform risk corridor receivables would be funded at 12.6% to the extent HHS fully collects risk corridor payables. Refer to Note 7 of Condensed Notes to Consolidated Financial Statements beginning on page 17 for additional information on the 2014 Health Care Reform risk corridor receivables.

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

Health Care Reform ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Beginning in 2015, plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released our 2016 star ratings in October 2015. Our 2016 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2017. Our enrollment weighted average 2016 and 2015 star ratings are 4.2 and 4.0, respectively. Based on our membership as of September 1, 2015, 87% of our Medicare Advantage members were in plans with 2016 star ratings of at least 4.0 stars, compared to 79% of our Medicare Advantage members being in plans with 2015 star ratings of at least 4.0 stars based on our membership at September 1, 2014.

Management Updates
Sharon A. Virag, Vice President, Controller and Chief Accounting Officer, joined Aetna in June 2015 and succeeded Rajan Parmeswar when he left the company in July 2015.

On September 30, 2015, we announced the following changes:

•	Joseph M. Zubretsky, Senior Executive Vice President, Healthagen, will be leaving Aetna effective March 3, 2016.

•	Gary Loveman, Ph.D, will be joining Aetna as Executive Vice President and President of Healthagen®.

•	Rick Jelinek will be joining Aetna as Executive Vice President, Humana Integration, responsible for the Aetna-Humana integration and Aetna’s enterprise strategy.

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

Operating Summary for the Three and Nine Months Ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Premiums:
Commercial	$7,166.8	$7,268.9	$21,608.6	$21,279.0
Government	5,668.0	5,319.5	17,102.8	15,637.2
Total premiums	12,834.8	12,588.4	38,711.4	36,916.2
Fees and other revenue	1,367.5	1,310.0	4,193.5	3,790.9
Net investment income	101.5	93.4	301.9	269.0
Net realized capital (losses) gains	(23.0)	20.8	(22.3)	68.1
Total revenue	14,280.8	14,012.6	43,184.5	41,044.2
Health care costs	10,409.5	10,354.5	31,146.3	30,245.6
Operating expenses:
Selling expenses	361.5	393.3	1,123.9	1,152.1
General and administrative expenses	2,372.4	2,223.8	7,038.5	6,331.7
Total operating expenses	2,733.9	2,617.1	8,162.4	7,483.8
Amortization of other acquired intangible assets	65.1	59.4	191.9	182.4
Total benefits and expenses	13,208.5	13,031.0	39,500.6	37,911.8
Income before income taxes	1,072.3	981.6	3,683.9	3,132.4
Income taxes	484.4	401.7	1,615.8	1,308.8
Net income including non-controlling interests	587.9	579.9	2,068.1	1,823.6
Less: Net income attributable to non-controlling interests	2.5	3.2	2.2	4.1
Net income attributable to Aetna	$585.4	$576.7	$2,065.9	$1,819.5

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Net income attributable to Aetna	$585.4	$576.7	$2,065.9	$1,819.5
Transaction and integration-related costs, net of tax	32.5	23.7	84.6	101.9
Litigation-related proceeds, net of tax	—	—	(71.3)	—
Release of litigation-related reserve, net of tax	—	—	—	(67.0)
Amortization of other acquired intangible assets, net of tax	42.3	38.6	124.7	118.6
Net realized capital losses (gains), net of tax	15.2	(13.4)	15.1	(44.1)
Operating earnings	$675.4	$625.6	$2,219.0	$1,928.9

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the three and nine months ended September 30, 2015, we incurred transaction and integration-related costs related to the acquisitions of Coventry, InterGlobal and bswift and the proposed acquisition of Humana of $44.4 million ($62.3 million pretax) and $96.5 million ($138.6 million pretax), respectively, of which $32.5 million ($44.0 million pretax), and $84.6 million ($120.3 million pretax), respectively, were recorded in our Health Care segment. During the three and nine months ended September 30, 2014, we incurred transaction and integration-related costs related to the acquisitions of Coventry and InterGlobal of $23.7 million ($35.3 million pretax) and $101.9 million ($154.8 million pretax), respectively, all of which was recorded in our Health Care segment. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses, as well as the cost of the bridge credit agreement and the term loan credit agreement, each entered into in connection with the proposed Humana acquisition, which are reflected in the GAAP Consolidated Statements of Income in interest expense.

•
In the nine months ended September 30, 2015, we received proceeds of $71.3 million ($109.6 million pretax), net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

•
We recorded a charge of $78.0 million ($120.0 million pretax) during the year ended December 31, 2012 related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. During the nine months ended September 30, 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced other general and administrative expenses by $67.0 million ($103.0 million pretax) in the nine months ended September 30, 2014. Refer to Note 14 beginning on page 31 for additional information on the termination of the settlement agreement.

Operating earnings for the three and nine months ended September 30, 2015 increased when compared to the corresponding periods in 2014, primarily as a result of higher underwriting margins in our Government business, partially offset by an increase in general and administrative expenses. Refer to our discussion below for additional information on our general and administrative expenses.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three and nine months ended September 30, 2015 and 2014, our MBRs by product were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Commercial	80.7%	81.0%	80.0%	79.6%
Government	81.6%	84.0%	81.0%	85.1%
Total Health Care	81.1%	82.3%	80.5%	81.9%

Refer to our discussion of Commercial and Government results below for an explanation of the changes in our premiums and MBRs.

Commercial operating results for the three and nine months ended September 30, 2015 reflect a decrease in membership and a stable MBR from the corresponding periods in 2014.
Commercial premiums decreased approximately $102 million for the three months ended September 30, 2015 compared to the corresponding period in 2014, primarily due to membership losses in our group Commercial Insured products partially offset by higher premium yields. Commercial premiums increased approximately $330 million for the nine months ended September 30, 2015 compared to the corresponding period in 2014, primarily due to higher premium yields partially offset by membership losses in our group Commercial Insured products and an increase in net ACA risk adjustment payables recorded in 2015.

Our Commercial MBR was 80.7% and 80.0% for the three and nine months ended September 30, 2015, respectively, compared to 81.0% and 79.6% for the corresponding periods in 2014. The improvement in our Commercial MBR for the three months ended September 30, 2015 is primarily due to improved performance in our group Commercial products partially offset by performance in our ACA compliant products. The increase in our Commercial MBR for the nine months ended September 30, 2015 is primarily due to performance in our ACA compliant products partially offset by improved performance in our group Commercial products. We recorded approximately $15 million and $56 million of gross health care reform risk corridor receivables at September 30, 2015 and September 30, 2014, respectively. Refer to “Critical Accounting Estimates – Health Care Costs Payable” in our 2014 Annual Report for a discussion of Health Care Costs Payable at December 31, 2014.

Government operating results for the three and nine months ended September 30, 2015 reflect improved underwriting margins and an increase in membership from the corresponding periods in 2014.
Government premiums increased approximately $349 million and $1.5 billion for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014, primarily a result of membership growth in both our Medicare and Medicaid Insured products.

Our Government MBR was 81.6% and 81.0% for the three and nine months ended September 30, 2015, respectively, compared to 84.0% and 85.1% for the corresponding periods in 2014. The improvement in our Government MBR for both periods is primarily a result of actions impacting revenue and medical costs designed to solve for the gap between Medicare premiums and medical costs and other expenses. The improvement in our Government MBR for the nine months ended September 30, 2015 was also driven by increased favorable development of prior-years’ health care cost estimates in 2015 and improved performance in our Medicaid business. In addition, in the three months ended September 30, 2015, we experienced additional favorable development of prior-years' health care cost estimates which resulted in contractual premium reductions under certain customer arrangements, including minimum medical loss ratio requirements in certain of our Government contracts.

Fees and Other Revenue
Health Care fees and other revenue increased approximately $58 million and $403 million for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods in 2014. Health Care fees and other revenue for the three months ended September 30, 2015 increased primarily a result of growth in our Commercial ASC membership and higher average fee yields. Health Care fees and other revenue for the nine months ended September 30, 2015 increased primarily as a result of higher average fee yields, the favorable impact of approximately $110 million pretax of net litigation-related proceeds and growth in our Commercial ASC membership.

General and Administrative Expenses
General and administrative expenses increased approximately $149 million and $707 million for the three and nine months ended September 30, 2015, respectively, compared to the corresponding periods of 2014, primarily as a result of increased investment spend to support our growth initiatives. General and administrative expenses in the nine months ended September 30, 2014 also reflected the favorable impact of releasing a litigation-related reserve. Refer to Note 14 beginning on page 31 for additional information on the release of the litigation-related reserve.

Income Taxes
Our effective tax rate for the three and nine months ended September 30, 2015 was 45.2 percent and 43.9 percent, respectively, compared to 40.9 percent and 41.8 percent for the three and nine months ended September 30, 2014. The increase in our effective tax rate reflects the impact of the ACA, primarily from the 2015 increase in the non-deductible health insurer fee.

Membership
Health Care’s membership at September 30, 2015 and 2014 was as follows:

	2015			2014
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,889	13,614	19,503	6,401	13,492	19,893
Medicare Advantage	1,246	—	1,246	1,135	—	1,135
Medicare Supplement	534	—	534	448	—	448
Medicaid (1)	1,461	762	2,223	1,335	763	2,098
Total Medical Membership	9,130	14,376	23,506	9,319	14,255	23,574

Consumer-Directed Health Plans (2)			4,006			3,793

Dually-Eligible for Medicare and Medicaid (1)			28			9

Dental:
Total Dental Membership	6,215	8,428	14,643	5,979	8,401	14,380	(3)

Pharmacy:
Commercial			10,434			10,835
Medicare PDP (stand-alone)			1,443			1,590
Medicare Advantage PDP			861			750
Medicaid (1)			2,568			2,231
Total Pharmacy Benefit Management Services			15,306			15,406

(1)	Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

(2)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

(3)
Dental ASC membership at September 30, 2014 has been revised to reflect a reduction of approximately 1 million Dental ASC members, as applicable Medicaid ASC members did not have a Dental ASC product at such date. This revision did not affect our financial statements.

Total medical membership at September 30, 2015 decreased compared to September 30, 2014, primarily reflecting declines in our Commercial Insured products partially offset by growth in our Medicare, Medicaid and Commercial ASC products.

Total dental membership at September 30, 2015 increased compared to September 30, 2014, primarily reflecting growth in both our Insured and ASC Dental products.

Total pharmacy benefit management services membership decreased at September 30, 2015 compared to September 30, 2014, primarily reflecting declines in our Commercial and Medicare PDP (stand-alone) products partially offset by growth in our Medicaid and Medicare Advantage PDP products.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2015 and 2014:

(Millions)	2015	2014
Health care costs payable, beginning of period	$5,621.1	$4,547.4
Less: reinsurance recoverables	5.8	8.5
Health care costs payable, beginning of period, net	5,615.3	4,538.9

Acquisition of businesses	—	29.2

Add: Components of incurred health care costs:
Current year	31,915.3	30,794.7
Prior years	(769.0)	(549.2)
Total incurred health care costs	31,146.3	30,245.5

Less: Claims paid
Current year	26,062.7	25,385.7
Prior years	4,554.1	3,841.3
Total claims paid	30,616.8	29,227.0

Health care costs payable, end of period, net	6,144.8	5,586.6
Add: reinsurance recoverables	2.8	6.2
Health care costs payable, end of period	$6,147.6	$5,592.8

Our estimates of prior years’ health care costs payable decreased by approximately $769 million and $549 million in the nine months ended September 30, 2015 and 2014, respectively, resulting from claims being settled for amounts less than originally estimated, primarily due to lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of current year health care costs payable.

GROUP INSURANCE

Group Insurance primarily includes group life insurance and group disability products. Group life insurance products are offered on an Insured basis. Group disability products are offered to employers on both an Insured and an ASC basis. Group Insurance also includes long-term care products that were offered primarily on an Insured basis.  We no longer solicit or accept new long-term care customers.

Operating Summary for the Three and Nine Months Ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Premiums:
Life	$299.6	$312.6	$911.3	$932.1
Disability	221.9	210.4	655.1	616.5
Long-term care	11.2	11.0	33.2	33.2
Total premiums	532.7	534.0	1,599.6	1,581.8
Fees and other revenue	24.8	25.5	78.0	78.1
Net investment income	56.6	61.9	182.4	199.9
Net realized capital (losses) gains	(4.3)	7.3	5.4	11.5
Total revenue	609.8	628.7	1,865.4	1,871.3
Current and future benefits	466.8	444.4	1,372.7	1,336.4
Operating expenses:
Selling expenses	31.5	29.0	89.7	86.0
General and administrative expenses	83.2	84.8	252.0	245.5
Total operating expenses	114.7	113.8	341.7	331.5
Amortization of other acquired intangible assets	—	.1	.1	1.2
Total benefits and expenses	581.5	558.3	1,714.5	1,669.1
Income before income taxes	28.3	70.4	150.9	202.2
Income taxes	5.5	17.8	33.2	45.8
Net income attributable to Aetna	$22.8	$52.6	$117.7	$156.4

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Net income attributable to Aetna	$22.8	$52.6	$117.7	$156.4
Amortization of other acquired intangible assets, net of tax	—	.1	.1	.8
Net realized capital losses (gains), net of tax	2.8	(4.8)	(3.5)	(7.5)
Operating earnings	$25.6	$47.9	$114.3	$149.7

Operating earnings for the three and nine months ended September 30, 2015 decreased when compared to the corresponding periods in 2014, primarily due to lower underwriting margins in our life products. Operating earnings for the nine months ended September 30, 2015 also decreased as a result of lower net investment income which was partially offset by higher underwriting margins in our disability products.

The group benefit ratio, which represents current and future benefits divided by premiums, was 87.6% and 85.8% for the three and nine months ended September 30, 2015, respectively, and 83.2% and 84.5% for the three and nine months ended September 30, 2014, respectively. The increase in our group benefit ratio for both the three and nine months ended September 30, 2015 was primarily due to lower underwriting margins in our life products partially offset by higher underwriting margins in our disability products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Premiums	$10.8	$4.8	$27.9	$70.3
Net investment income	55.2	79.3	209.3	238.2
Other revenue	2.2	2.2	7.0	7.0
Net realized capital (losses) gains	(5.8)	.2	(6.1)	1.0
Total revenue	62.4	86.5	238.1	316.5
Current and future benefits	62.0	77.2	223.4	289.5
General and administrative expenses	3.2	3.1	9.3	9.1
Total benefits and expenses	65.2	80.3	232.7	298.6
Income before income (benefits) taxes	(2.8)	6.2	5.4	17.9
Income (benefits) taxes	(3.2)	.1	(5.0)	(.3)
Net income including non-controlling interests	.4	6.1	10.4	18.2
Less: Net (loss) income attributable to non-controlling interests	(.2)	1.1	1.7	2.5
Net income attributable to Aetna	$.6	$5.0	$8.7	$15.7

The table presented below reconciles net income attributable to Aetna to operating earnings for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Net income attributable to Aetna	$.6	$5.0	$8.7	$15.7
Net realized capital losses (gains), net of tax	3.8	(.1)	4.0	(.6)
Operating earnings	$4.4	$4.9	$12.7	$15.1

Total revenue decreased for the three and nine months ended September 30, 2015, when compared to the corresponding periods in 2014, primarily as a result of lower net investment income in 2015. Total revenue also decreased for the nine months ended September 30, 2015, when compared to the corresponding period in 2014, primarily as a result of the discontinuance of certain services under an existing customer contract during 2014, which also resulted in a corresponding reduction in current and future benefits during 2015.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  At both September 30, 2015 and December 31, 2014, our remaining GIC liability was not material. We provide additional information on the reserve for anticipated future losses, including key assumptions and other important information, in Note 17 of Condensed Notes to Consolidated Financial Statements beginning on page 36.

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

Refer to Note 17 of Condensed Notes to Consolidated Financial Statements beginning on page 36 for additional information on the activity in the reserve for anticipated future losses on discontinued products for the three and nine months ended September 30, 2015 and 2014.

INVESTMENTS

Our investment portfolio supported the following products at September 30, 2015 and December 31, 2014:

(Millions)	September 30, 2015	December 31, 2014
Experience-rated products (1)	$1,204.3	$1,492.4
Discontinued products (1)	3,176.8	3,425.2
Remaining products	20,530.1	19,871.5
Total investments	$24,911.2	$24,789.1

(1)	Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions)	2015	2014	2015	2014
Scheduled contract maturities and benefit payments (1)	$19.6	$20.4	$59.1	$125.4
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	148.4	.7	194.5	3.7
Participant-directed withdrawals	.8	.3	1.9	2.5

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both September 30, 2015 and December 31, 2014, with approximately $4.9 billion and $4.6 billion rated AAA at September 30, 2015 and December 31, 2014, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.4 billion at both September 30, 2015 and December 31, 2014 (of which 13% and 14% at September 30, 2015 and December 31, 2014, respectively, supported our experience-rated and discontinued products).

At September 30, 2015 and December 31, 2014, we held approximately $966 million and $811 million, respectively, of municipal debt securities that were guaranteed by third parties, representing approximately 4% and 3% of our total investments, respectively.  These securities had an average credit quality rating of AA and AA- at September 30, 2015 and December 31, 2014, respectively, with the guarantee.  These securities had an average credit quality rating of A+ and A- at September 30, 2015 and December 31, 2014, respectively, without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both September 30, 2015 and December 31, 2014, less than 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We generally classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheet.  Approximately 1% of our debt and equity securities at both September 30, 2015 and December 31, 2014 were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 9 of Condensed Notes to Consolidated Financial Statements beginning on page 18 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

Refer to Note 6 of Condensed Notes to Consolidated Financial Statements beginning on page 11 for details related to:

•	Our investment portfolio balances at September 30, 2015 and December 31, 2014;

•	Gross unrealized capital gains and losses by major security type;

•	Debt securities with unrealized capital losses (including the amounts related to experience-rated and discontinued products);

•	Our net realized capital gains and losses; and

•	Our mortgage loan portfolio.

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

Presented below is a condensed statement of cash flows for the nine months ended September 30, 2015 and 2014. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

(Millions)	2015	2014
Cash flows from operating activities
Health Care and Group Insurance	$3,207.0	$3,300.1
Large Case Pensions	(451.4)	(221.4)
Net cash provided by operating activities	2,755.6	3,078.7
Cash flows from investing activities
Health Care and Group Insurance	(1,272.9)	(1,455.7)
Large Case Pensions	517.3	343.4
Net cash used for investing activities	(755.6)	(1,112.3)
Net cash used for financing activities	(1,623.9)	(1,671.6)
Net increase in cash and cash equivalents	$376.1	$294.8

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $3.2 billion and $3.3 billion for the nine months ended September 30, 2015 and 2014, respectively. The decrease in cash flows provided by operating activities for the nine months ended September 30, 2015 compared with the corresponding period in 2014 is primarily attributable to the payment of our 2014 Health Care Reform risk adjustment payable and an increase in the amount paid for the health insurer fee in September 2015, partially offset by the receipt of our 2014 Health Care Reform reinsurance recoverables and improved operating performance.

Cash flows used for investing activities were approximately $756 million and $1.1 billion for the nine months ended September 30, 2015 and 2014, respectively.  The decrease in cash used for investing activities for the nine months ended September 30, 2015 compared with the corresponding period in 2014 is primarily attributable to lower net purchases of investments in 2015.

During the nine months ended September 30, 2015 and 2014, our cash flows used for financing activities reflect the repayment of debt, share repurchases and dividend payments. During the nine months ended September 30, 2014 our cash flows used for financing activities also reflect the issuance of long-term debt. Prior to the closing of the proposed acquisition of Humana, our ability to repurchase shares of common stock will be limited. We expect to suspend our share repurchase programs for approximately six months following the closing of the transaction. Refer to Notes 11 and 12 of Condensed Notes to Consolidated Financial Statements on pages 26 and 29 for more information about debt issuances and repayments, share repurchases and dividend payments.

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

Interest Rate Swaps
During September and October 2015 we entered into six interest rate swaps with an aggregate notional value of $1.5 billion. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the proposed acquisition of Humana. Refer to Note 11 of Condensed Notes to Consolidated Financial Statements beginning on page 26 for additional information on our outstanding interest rate swaps.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the Federal Home Loan Bank of Boston (“FHLBB”) to address timing differences between cash receipts and disbursements. At September 30, 2015, we did not have any commercial paper outstanding. At December 31, 2014, we had approximately $500 million of commercial paper outstanding with a weighted-average interest rate of .30%. The maximum amount of commercial paper borrowings outstanding during the nine months ended September 30, 2015 was approximately $1.3 billion.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 33% at September 30, 2015. At the completion of the proposed acquisition of Humana, we project our debt to capital ratio will be approximately 46% as we expect to issue approximately $16.2 billion of new debt, including senior notes, term loans and commercial paper, to partially finance the cash portion of the purchase price. Following the announcement of the proposed acquisition of Humana in July 2015, each of Standard & Poor’s, A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for a possible downgrade. We project that our debt to capital ratio will decrease below 40% over the 24 months following the completion of the acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was approximately $96 million and $254 million for the three and nine months ended September 30, 2015, respectively, and approximately $81 million and $248 million for the three and nine months ended September 30, 2014, respectively.

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
The Merger Agreement contains provisions that make it more difficult for Aetna to sell its business. These provisions include a general prohibition on us soliciting any acquisition proposal. Further, Humana generally has a right to match any acquisition proposal that may be made.

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
If the Merger is not completed for any reason, the ongoing business of Aetna may be adversely affected and, without realizing any of the benefits of having completed the Merger, Aetna would be subject to a number of risks, including the following:

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
Beginning on July 9, 2015, three putative state court class action complaints have been filed by purported Humana stockholders (collectively, the “Humana Complaints”) challenging the Merger, two in Kentucky and one in Delaware (collectively, the “Humana Merger Litigation”). The Humana Complaints generally allege, among other things, that the individual members of Humana’s board of directors breached their fiduciary duties owed to Humana’s stockholders by entering into the Merger Agreement, approving the Merger, and failing to take steps to maximize the value of Humana to its stockholders, and that Aetna and certain of its subsidiaries and, in the case of the Delaware complaint, Humana aided and abetted such breaches of fiduciary duties. Among other remedies, the Humana Complaints seek equitable relief rescinding the Merger Agreement and enjoining the defendants from completing the Merger as well as costs and attorneys’ fees.

On October 9, 2015, Humana and the other defendants named in the Humana Complaints signed a memorandum of understanding (the “MOU”) to settle the Humana Merger Litigation. Subject to court approval and further definitive documentation in a stipulation of settlement that will be subject to customary conditions, the MOU resolves the claims brought in the Humana Merger Litigation. There can be no assurance that the parties to the Humana Merger Litigation ultimately will enter into a stipulation of settlement or that a court will approve such settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement contemplated by the MOU may be terminated. Following the signing of the MOU, the plaintiffs withdrew the Delaware state court complaint.
On September 3, 2015, a purported Aetna shareholder filed a putative class action and derivative complaint challenging the Merger in Pennsylvania state court (the “Aetna Complaint”). The Aetna Complaint generally alleges, among other things, that Aetna’s board of directors (the “Aetna Board”) breached its fiduciary duties by negotiating and entering into the Merger Agreement because the Merger overvalues Humana, the negotiation process leading to the Merger was flawed, the Merger represents an effort by the Aetna Board to avoid being acquired by another company, Aetna senior management preferred a transaction with Humana to a transaction with that other company given concerns over their post-transaction continued employment, and Aetna's registration statement in connection with the Merger omits certain material information. The Aetna Complaint generally seeks, among other things, declaratory and injunctive relief, preliminary injunctive relief prohibiting or delaying the defendants from consummating the Merger, other forms of equitable relief and unspecified amounts of damages. In addition, the Aetna Board has received demands from two purported Aetna shareholders (including the named plaintiff in the Aetna Complaint) to investigate and remedy potential or alleged breaches of fiduciary duties in connection with the Merger.

In response to these demands, and the subsequently filed Aetna Complaint, the Aetna Board, in accordance with Pennsylvania law and procedure, appointed a special litigation committee (the “SLC”), consisting of Edward J. Ludwig (Chairperson), Roger N. Farah, Ellen M. Hancock and Richard J. Harrington, to, among other things, investigate and evaluate such demands and the Aetna Complaint. The SLC has retained independent counsel to assist and advise it in connection with its investigation and evaluation. On October 4, 2015, the SLC and its counsel issued a 120-page report that reflected, among other things, the SLC’s determination that pursuing the allegations in the shareholder demands and in the Aetna Complaint was not in the best interests of Aetna or its shareholders and a recommendation that Aetna pursue dismissal of the Aetna Complaint and not pursue any of the claims in the demands. The recommendation of the SLC was adopted unanimously by the non-management members of the Aetna Board, and a motion to dismiss the Aetna Complaint was filed on October 7, 2015. That motion is currently pending.

On October 2, 2015, the named plaintiff in the Aetna Complaint filed a petition seeking a preliminary injunction, expedited discovery, and a post-discovery injunction hearing. On October 14, 2015, the court issued an order denying the plaintiff’s request for injunctive relief.

Additional lawsuits arising out of or relating to the Merger Agreement and/or the Merger may be filed in the future.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2015 were effective and designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

During the three months ended September 30, 2015, we did not repurchase any shares of common stock. At September 30, 2015, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the November 21, 2014 and February 28, 2014 programs. Prior to the closing of the proposed acquisition of Humana, our ability to repurchase shares of common stock will be limited. We expect to suspend our share repurchase programs for approximately six months following the closing of the transaction.

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, beginning on page 29 is incorporated herein by reference.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contracts

10.1	Separation agreement dated October 6, 2015 between Aetna Inc. and Joseph M. Zubretsky.

11	Statements re: computation of per share earnings

11.1	Computation of per share earnings is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 9 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 29, 2015 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

99	Other Exhibits

99.1	Risk Factors of Humana, Inc., incorporated by reference to Exhibit 99.1 to Aetna Inc.’s Form 10-Q filed on August 4, 2015.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	October 29, 2015	By	/s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts

10.1	Separation agreement dated October 6, 2015 between Aetna Inc. and Joseph M. Zubretsky.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 29, 2015 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic