Form 10-K
period 2015-12-31
AETNA INC /PA/
filed 2016-02-19
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2015) was $43.2 billion.
There were 349.6 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at January 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
The 2015 Annual Report, Financial Report to Shareholders (the “Annual Report”) is incorporated by reference in Parts I, II and IV to the extent described therein. The definitive proxy statement related to Aetna Inc.'s 2016 Annual Meeting of Shareholders, to be filed on or about April 8, 2016 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2015

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I

Item 1. Business

We are one of the nation's leading diversified health care benefits companies, serving an estimated 46.5 million people with information and resources to help them, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers' compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”). Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

We are working to build healthier communities, a healthier nation and a healthier world. Our operational, financial and strategically important accomplishments during 2015 included:

•
Execution of a definitive agreement to acquire Humana Inc. (“Humana”), a strategic and financially attractive acquisition that we believe will enhance all elements of our growth strategy. We project that the proposed Humana acquisition (the "Proposed Acquisition") will:

•	Add medical membership which will enhance our geographic profile and diversified portfolio.

•	Increase our presence in government programs, which is an important element of our growth strategy.

•	Enhance our consumer capabilities and provider engagement efforts.
In 2015, we made significant progress towards closing the Proposed Acquisition, and we currently expect to complete the transaction in the second half of 2016.

•	Increasing both operating revenue and operating earnings for full-year 2015 when compared with the corresponding period in 2014.

•
Strong performance in our Government businesses despite the significant challenges we continued to face in 2015, including meaningful rate pressures in the Medicare Advantage business. In addition, we expanded our presence in Government programs through membership growth in Medicare Advantage, Medicare Supplement, Medicaid as well as through programs for members who are dually-eligible for both Medicare and Medicaid ("Duals").

•
Making progress in implementing our next generation network strategy, including our ACS products, patient centered medical homes and other value-based network arrangements. We continue to execute on our strategy of working to transform the provider network model and making quality health care more accessible and affordable. We believe increasing access and affordability is important in today's environment where consumers are focused on receiving quality care at a low cost. Using our combination of population health management technologies and medical management capabilities, our goal is to continue to be a leader in enabling health care providers to change their business models from episodic acute care to patient population management, which allows them to convert from volume-based reimbursement to value-based reimbursement and lowers medical costs for us and our customers, making our products more affordable. In 2015, we signed 18 new accountable care organization (“ACO”) collaborative agreements, and we served 1.3 million ACO members at December 31, 2015.

•
Participating on public health insurance exchanges ("Public Exchanges") in 17 states during 2015. For 2016, we are participating in 15 states where we believe we can drive competitive cost structures and provide the best value to our customers. In addition, we also participated in a number of private health insurance exchanges ("Private Exchanges") in 2015 and intend to continue to do so in 2016. We continue to believe that Private Exchanges are an efficient way for plan sponsors to shift towards a defined contribution model for employee health benefits.

•
Making progress in developing a portfolio of products and tools that will help to transform the health benefits industry to a retail model that is consumer-centric, affordable and convenient. In 2016, we have launched new consumer-focused products in four existing geographies with simplified products designed to enhance consumer engagement.

We believe that these accomplishments strategically position us for future success with the goal of participating in the shaping of more effective health care systems.

The health care industry continues to experience significant change. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, “Health Care Reform” or the “ACA”) has changed and will continue to make broad-based changes to the U.S. health care system. We expect Health Care Reform and changes to Health Care Reform to continue to significantly impact our business operations and financial results, including our pricing, our medical benefit ratios (“MBRs”) and the geographies in which our products are available. Health Care Reform presents us with business opportunities, but also with financial and regulatory challenges. Most of the key components of Health Care Reform were phased in during or prior to 2014, including Public Exchanges, required minimum MLRs in Commercial and Medicare products, the individual coverage mandate, guaranteed issue, rating limits in individual and small group products, significant new industry-wide fees, assessments and taxes, enhanced premium rate review and disclosure processes, reduced Medicare Advantage payment rates to insurers, and linking Medicare Advantage payments to a plan’s CMS quality performance ratings or “star ratings.” The effects of these changes are reflected in our financial results. Certain components of Health Care Reform will continue to be phased in until 2020. It is reasonably possible that Health Care Reform and/or changes to Health Care Reform, in the aggregate, could have a significant adverse effect on our business operations and financial results. For additional information on federal and state health care reform, refer to “Overview” and “Regulatory Environment” and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with health care reform, see “Forward-Looking Information/Risk Factors,” each sections of the Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”), beginning on pages 2, 26 and 42 of the Annual Report, respectively, which are incorporated herein by reference.

In addition, employers, consumers and the federal and state governments continue to increase their focus on health care costs, and federal and state governments continue to increase their focus on providing health insurance to the uninsured; and they continue to drive changes in the structure of health insurance and related benefits products and services. Product features continue to evolve that are directed at containing rising health care costs, addressing affordability problems, enhancing access to quality health care services and giving members greater control and responsibility in directing their benefit dollars. For employer-based health coverage, employers are continuing to require covered employee members to assume a greater portion of the cost of their health care and/or coverage. These economic and political factors and greater consumer awareness are leading to increased popularity of products that offer flexibility in design features such as deductibles and co-payments, health savings accounts, consumer access to a broader network of health care providers, quality-based physician networks and high value network solutions. The industry is also subject to other forces including adverse and/or uncertain economic conditions in the U.S. and abroad, federal and state legislative and regulatory reforms, the shift towards a consumer-focused retail marketplace, advances in pharmaceutical and medical technology and industry consolidation. All of these factors can affect the competitiveness of product and service offerings, the range of industry competitors and the bases of competition. We believe that these factors will exist for some time and will drive a continuing evolution in the health care and related benefits industry.

We continue to invest in our company through the development of new products, strategic acquisitions and new business alliances. We place significant emphasis on developing and maintaining our product and service offerings to serve existing and new customers and have done so through organic growth and acquisitions, as well as new business alliances, such as our ACO arrangements.

Over the last five years, this focus has led to our proposed acquisition of Humana and our acquisition of Coventry Health Care, Inc. ("Coventry"); the introduction of new products and tools, such as our Healthagen® portfolio of products, including our ACS, Active Health Management Inc. ("ActiveHealth") and Medicity Inc. (“Medicity”) health information technology (“HIT”) solutions, which further enhance our strategy of transforming the provider network model and in turn making health care more accessible and affordable; and our consumer products and tools such as bswift LLC ("bswift") and iTriage, which provide consumers with important tools which help to make healthcare more convenient, help them make informed benefit plan choices, connect them to providers, and help them navigate the evolving health care system. We also continue to develop and enhance our existing products and are continuing to expand our initiative to improve the transparency of our products and pricing.

Proposed Acquisition of Humana
On July 2, 2015, we entered into a definitive agreement (as it may be amended, the "Merger Agreement") to acquire Humana in a transaction valued at approximately $37 billion, based on the closing price of Aetna common shares on July 2, 2015, including the assumption of Humana debt and Humana cash and cash equivalents. Under the terms of the Merger Agreement, Humana stockholders will receive $125.00 in cash and 0.8375 Aetna common shares for each Humana share.

On October 19, 2015, Aetna and Humana each obtained the approval of their respective shareholders necessary for the Proposed Acquisition.

We continue to work with the U.S. Department of Justice to obtain clearance for the proposed acquisition, and as of February 15, 2016, we had obtained ten of the twenty state change of control regulatory approvals necessary to close the transaction. The proposed acquisition is currently projected to close in the second half of 2016 and remains subject to customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 waiting period and approvals of state departments of insurance and other regulators, and therefore has not been reflected in this Annual Report on Form 10-K unless expressly stated otherwise.

Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue. Refer to the MD&A and Note 20 of Notes to Consolidated Financial Statements beginning on pages 2 and 143, respectively, of the Annual Report, which are incorporated herein by reference, regarding revenue, profit and total asset information for each of our business segments and revenue and asset information about geographic areas. We acquired Coventry on May 7, 2013 (the "Coventry Acquisition Date"). Coventry's business and related financial results are recorded within our Health Care segment on and after the Coventry Acquisition Date for the year ended December 31, 2013 and for each of the years in the two year period ended December 31, 2015. The following is a description of each of our business segments.

Health Care
Products and Services
Health Care products consist of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an insured basis and an employer-funded, or administrative services contract, basis and emerging businesses products and services, such as ACS, that complement and enhance our medical products. Medical products include point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers' compensation administrative services and products that provide access to our provider networks in select geographies. We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk for medical and dental care costs) as “ASC.”

Our principal products and services are targeted specifically to large multi-site national, mid-sized and small employers. We also serve individual insureds, expatriates and, in certain geographies, Medicare, Medicaid and Duals beneficiaries and providers. Medicare, Medicaid and Duals products and services (collectively referred to as "Government") are categorized separately from the Health Care products and services we sell to employers, other groups, individuals and providers, which we refer to as Commercial.

Our primary Commercial health care products are POS, PPO, HMO, HSA and Indemnity plans.

In addition to these primary Commercial health care products, in select geographies we also offer Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries and participate in Medicaid and subsidized Children's Health Insurance Programs (“CHIP”). CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. We also participate in Duals demonstration projects in certain states. We are seeking to substantially grow our Medicare, Medicaid and Duals businesses over the next several years. Our Government products include:

Medicare
Through annual contracts with the Centers for Medicare & Medicaid Services (“CMS”), we offer HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over standard Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services. We offered network-based HMO and/or PPO plans in 1,008 counties in 39 states and Washington, D.C. in 2015. In addition, we are expanding to 1,093 counties in 39 states and Washington, D.C. in 2016.

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

Medicare Supplement
For certain Medicare eligible members, we offer supplemental coverage for certain health care costs not covered by Medicare. The products included in our Medicare Supplement portfolio help to cover some of the gaps in Medicare, and include coverage for Medicare deductibles and coinsurance amounts. We offered a wide selection of Medicare Supplement products in 48 states and Washington, D.C. in 2015

Medicaid and CHIP
We offer health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts which are subject to annual appropriations. We offered these services on an Insured or ASC basis in 17 states in 2015.

Duals
We provide health coverage to beneficiaries who are dually eligible for both Medicare and Medicaid coverage. These members must meet certain income and resource requirements in order to qualify for this coverage. We coordinate 100% of the care for these members and may provide them with additional services in order to manage their health care costs. During 2015, we offered services on an Insured basis to members who were dually eligible in four states under demonstration projects.

In addition to the products described above, we also offer other products and services, including:

Healthagen ®
Healthagen is a portfolio of growing businesses that tackles the fundamental needs of greater value, coordination and transparency in health care. The Healthagen portfolio includes a variety of HIT products and services, including our ACS, ActiveHealth and Medicity HIT solutions, as well as our portfolio of consumer products. These products and services are marketed under the Healthagen brand name, and complement our Commercial, Medicare and Medicaid products.

Accountable Care Solutions
Our ACS products focus on growing membership in our medical products through provider collaborations that are designed to lower medical costs for us and our customers and make our products more affordable. Our ACS products offer a suite of solutions designed to facilitate delivery system reform and help reduce the cost of care by enabling population health management for providers. Our ACS products facilitate providers changing their business model from episodic acute care to patient population management which allows them to convert from volume-based reimbursement to value-based reimbursement. Our ACS products deploy Aetna's Medicity, ActiveHealth and other capabilities to collaborate with providers in new ways to improve the quality and efficiency of care for all patients, whether they are Aetna members or members of other payors. In 2015, we continued expanding our offering of ACS products and services to employers and individuals in more geographic areas including individuals eligible for Medicare Advantage and Public Exchange programs. Our ACS products create mutually beneficial relationships with providers through a variety of methods, including alignment of financial incentives based on cost and quality, implementation of innovative HIT and deploying leading care management programs. In 2015, we signed 18 new ACO collaborative agreements and had collaborations under contract with Carilion Clinic, Banner Health Network, Inova Health System, Memorial Hermann, among others.

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

Consumer
We believe the role of the consumer in health care is changing and that consumers will become the primary decision makers when it comes to choosing their health-related benefits. As a result, we are developing a portfolio of products and tools, including bswift and iTriage, that are designed for a retail model in the health benefits industry that is consumer-centric, affordable and convenient. Our Consumer business is focusing on developing a simplified, integrated offering to help consumers navigate the health care system and manage their health care costs.

bswift
bswift provides benefit administration technology and services to employers nationwide, streamlining the benefits process. bswift's technology also provides the shopping, buying and enrolling experience for Exchanges and individuals.

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

Pharmacy
We offer pharmacy benefit management services and specialty and mail order pharmacy services to our members. Our pharmacy fulfillment services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®. ASP dispenses specialty medications and offers certain support services associated with specialty medications. Specialty medications include injectable or infused medications that may not be readily available at local pharmacies. Aetna Rx Home Delivery® provides mail order prescription drug services. CaremarkPCS Health, L.L.C. performs the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services for us. In addition, as a result of the Coventry acquisition, another supplier also provides certain pharmacy benefit management services to us and our customers.

Dental
We offer managed dental plans on an Insured and ASC basis. We are one of the nation's largest providers of dental coverage, based on membership at December 31, 2015.

Provider Network Access (“First Health” and “Cofinity”)
Through our First Health and Cofinity products, we provide access to regional health care provider networks to other insurance companies, third-party administrators, health plans and employers. First Health products are marketed nationally, while Cofinity products are marketed in certain states.

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

At December 31, 2015, Aetna's underlying nationwide provider network had over 1 million participating health care providers, including over 656,000 primary care and specialist physicians and approximately 5,600 hospitals. These figures do not reflect providers who participate in Coventry's networks but not Aetna's.

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

Primary Care Physicians
We compensate primary care physicians (“PCPs”) participating in our networks on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas and representing approximately four percent of health care costs in 2015, and approximately five percent in each of 2014 and 2013. In a fee-for-service arrangement, physicians are paid for health care services provided to the member based upon a set fee for the services provided. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the volume of health care services provided to the member. In some cases, PCPs who are paid on a fee-for-service or capitated basis also receive additional incentive fees if certain performance metrics are attained.

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

Aetna Life Insurance Company ("ALIC"), a wholly-owned subsidiary of Aetna, has received nationwide NCQA PPO Health Plan accreditation, through January 24, 2017. At December 31, 2015, all of our Aetna Commercial HMO and PPO members who were eligible, participated in HMOs or PPOs that are accredited by the NCQA.

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

Our provider selection and credentialing/recredentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal, requirements. In addition, we are certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options through January 13, 2017. Our URAC CVO accreditation is valid through October 1, 2018.

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

Principal Markets and Sales
Our medical membership is dispersed throughout the U.S., and we serve a limited number of members in certain countries outside the U.S. Refer to Note 20 of Notes to Consolidated Financial Statements, beginning on page 143 of the Annual Report, which is incorporated herein by reference, for additional information on our foreign customers. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by U.S. and other geographic region and funding arrangement at December 31, 2015, 2014 and 2013:

	2015			2014 (1)			2013 (1)
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	2,166	2,952	5,118	2,314	2,905	5,219	2,267	2,880	5,147
Southeast	2,173	3,183	5,356	2,149	3,167	5,316	1,906	3,135	5,041
Mid-America	2,507	2,913	5,420	2,372	2,980	5,352	2,071	3,025	5,096
West	1,837	5,008	6,845	1,999	4,950	6,949	2,009	4,303	6,312
Other	440	308	748	452	260	712	362	232	594
Total medical membership	9,123	14,364	23,487	9,286	14,262	23,548	8,615	13,575	22,190

(1) December 31, 2014 and 2013 membership by geographic region has been reclassified to conform with the 2015 presentation.

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

We have Medicare Advantage and PDP contracts with CMS to provide HMO, PPO and prescription drug coverage to Medicare beneficiaries in certain geographic areas. Under these annual contracts, CMS pays us a fixed capitation payment and/or a portion of the premium, both of which are based on membership and adjusted for demographic and health risk factors. CMS also considers inflation, changes in utilization patterns and average per capita fee-for-service Medicare costs in the calculation of the fixed capitation payment or premium. Our PDP contracts also provide a risk-sharing arrangement with CMS to limit our exposure to unfavorable expenses or benefit from favorable expenses. Amounts payable to us under the Medicare arrangements are subject to annual revision by CMS, and we elect to participate in each Medicare service area or region on an annual basis. Premiums paid to us for Medicare products are subject to federal government reviews and audits, which can result, and have resulted, in retroactive and prospective premium adjustments and refunds to the government and/or members. In addition to payments received from CMS, some of our Medicare Advantage products and all of our PDP products require a supplemental premium to be paid by the member or sponsoring employer. In some cases these supplemental premiums are adjusted based on the member's income and asset levels. Compared to Commercial products, Medicare contracts generate higher per member per month revenues and health care costs.

Health Care Reform ties a portion of each Medicare Advantage plan's reimbursement to the plan's “star ratings.” Since 2015, plans must have an overall star rating of four or higher (out of five) to qualify for quality bonus payments. CMS released our 2016 star ratings in October 2015. Our 2016 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2017. Our enrollment weighted-average 2016 star rating was 4.2, and our enrollment weighted-average 2015 and 2014 star ratings were both 4.0. Based on our membership at December 31, 2015, 85% of our Medicare Advantage members were in plans with 2016 star ratings of at least 4.0 stars. Our Medicare Advantage plans' operating results will continue to be significantly affected by their star ratings.

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

We offer HMO and consumer-directed medical and dental plans to federal employees under the Federal Employees Health Benefits Program and the Federal Employees Dental and Vision Insurance Program. Premium rates and fees for those plans are subject to federal government review and audit, which can result, and have resulted, in retroactive and prospective premium and fee adjustments and refunds to the government and/or members.

Beginning in 2014, Health Care Reform imposed significant new industry-wide fees, assessments and taxes. Refer to Note 5 of Notes to Consolidated Financial Statements, beginning on page 101 of the Annual Report, which is incorporated by reference, for additional information on the Health Care Reform fees, assessments and taxes. Our goal is to collect in premiums and fees or solve for all of these estimated fees, assessments and taxes.

Competition
The health care benefits industry is highly competitive, primarily due to a large number of for-profit and not-for-profit competitors, our competitors' marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the marketplace. New entrants into the marketplace, as well as consolidation within the industry, have contributed to and are expected to intensify the competitive environment. In addition, the rapid pace of change as the industry evolves towards a consumer-focused retail marketplace, including Public and Private Exchanges, and the increased use of technology to interact with members, providers and customers, increase the risks we currently face from new entrants and disruptive actions by existing competitors compared to prior periods. References to competitors and other companies throughout this Annual Report on Form 10-K, including the information incorporated herein by reference, are for illustrative or comparison purposes only and do not indicate that these companies are our only competitors or are our closest competitors.

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

Our Insured products compete with local and regional health care benefits plans, in addition to health care benefits and other plans sponsored by other large commercial health care benefit insurance companies and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management services providers), integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third party administrators, HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefits plans, technology companies, financial services firms that are distributing competing products on their proprietary Private

Exchanges, consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. Our ability to increase the number of persons enrolled in our Insured products also is affected by the desire and ability of employers to self-fund their health coverage.

Our ASC plans compete primarily with other large commercial health care benefit companies, numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association and third-party administrators.

Our international products compete with local, global and U.S.-based health plans and commercial health care benefit insurance companies, many of whom have a longer operating history and better brand recognition and greater marketplace presence in one or more geographies.

The provider solutions and HIT marketplaces and provider solutions and HIT products are evolving rapidly. We compete for provider solutions and HIT business with other large health plans and commercial health care benefit insurance companies as well as information technology companies and companies that specialize in provider solutions and HIT. Many of our information technology product competitors have longer operating histories, better brand recognition, greater marketplace presence and more experience in developing innovative products.

In addition to competitive pressures affecting our ability to obtain new customers or retain existing customers, our membership has been and may continue to be adversely affected by adverse and/or uncertain economic conditions and reductions in workforce by existing customers due to adverse and/or uncertain general economic conditions, especially in the U.S. and industries where our membership is concentrated.

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

Competition
For the group insurance industry, we believe that the significant factors that distinguish competing companies are cost, quality of service, financial strength of the insurer, comprehensiveness of coverage, and product array and design. We believe we are reasonably competitive on each of these factors; however, some of our competitors have greater scale, financial and other resources, better brand recognition and lower expenses. The group life and group disability marketplaces remain highly competitive.

Reinsurance
We currently have several reinsurance agreements with nonaffiliated insurers that relate to both life and long-term disability products. Certain of our reinsurance arrangements are established on a case-by-case basis, and a subset of our reinsurance agreements cover closed blocks of business and cancelled cases. We also have a reinsurance arrangement to mitigate long-term disability claim severity risk at the individual claim level, and another reinsurance arrangement that provides a limited degree of catastrophic risk protection for certain of our life products. We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

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

In 1993, we discontinued our fully-guaranteed Large Case Pensions products. Information regarding these products is incorporated herein by reference to Note 21 of Notes to Consolidated Financial Statements beginning on page 146 in the Annual Report.

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

Regulation
For information regarding significant regulation that affects us, refer to “Regulatory Environment” and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with regulation that affects us, see “Forward-Looking Information/Risk Factors”, each sections of the MD&A, beginning on pages 26 and 42, respectively, of the Annual Report, which are incorporated herein by reference.

Patents and Trademarks
We own a number of trademarks and patents that are important to Aetna. Some of the trademarks include Aetna, as well as the corresponding Aetna design logo, Aetna Navigator®, ActiveHealth®, bswift®, CareEngine®, Coventry®, DocFind®, Healthagen®, Healthy Merits®, iTriage®, Medicity®, Meritain Health®, NeoCare SolutionsSM, PayFlex®, Practice IQ®, Prodigy Health Group®, Springboard Marketplace® and Wellmatch®. Some of our patents include the CareEngine patent that expires in 2021 and the Master Patient Index patent that expires in 2029. We consider these patents and trademarks and our other patents, trademarks and trade names important in the operation of our business. However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Employees
We had approximately 50,100 employees at December 31, 2015.

Customer Concentration
The U.S. federal government is a significant customer of both the Health Care segment and the Company. Premiums and fees and other revenue paid by the federal government accounted for 31% of the Health Care segment's revenue and 30% of our consolidated revenue in 2015. Contracts with CMS for coverage of Medicare-eligible individuals accounted for 83% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs and ACA programs. No other individual customer, in any of our segments, accounted for 10% or more of our consolidated revenues in 2015. Our Medicaid business accounted for 12% of both the Health Care segment's revenue and our consolidated revenue in 2015. However, no individual state government agency accounted for more than 10% of our consolidated revenue or the Health Care segment's revenue in 2015. Other than our contracts with CMS, our segments are not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments. Refer to Note 20 of Notes to Consolidated Financial Statements, beginning on page 143 of the Annual Report, which is incorporated herein by reference, regarding segment information.

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

Item 3. Legal Proceedings

The information contained under “Litigation and Regulatory Proceedings” in Note 19 of Notes to Consolidated Financial Statements, which begins on page 139 of the Annual Report, is incorporated herein by reference.

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

Name of Executive Officer	Position*	Age *
Mark T. Bertolini	Chairman and Chief Executive Officer	59

Karen S. Lynch	President	53

William J. Casazza	Executive Vice President and General Counsel	60

Shawn M. Guertin	Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer	52

Gary W. Loveman, Ph.D.	Executive Vice President, Consumer and Health Services	55

Margaret M. McCarthy	Executive Vice President, Operations and Technology	62

Harold L. Paz, M.D, M.S.	Executive Vice President, Chief Medical Officer	61

Francis S. Soistman, Jr.	Executive Vice President, Government Services	59

*As of February 19, 2016

Executive Officers' Business Experience During Past Five Years

Mark T. Bertolini serves as Aetna's Chairman, having held that position since April 8, 2011. Mr. Bertolini was elected to Aetna's Board and has served as Chief Executive Officer since November 29, 2010. Mr. Bertolini also served as President from July 24, 2007 to December 31, 2014.

Karen S. Lynch became President of Aetna on January 1, 2015, having served as Executive Vice President, Local and Regional Businesses since February 2013 and Executive Vice President, Head of Specialty Products since July 23, 2012. Prior to joining Aetna, Ms. Lynch served as President of Magellan Health Services, a position she assumed in August 2009.

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

Gary W. Loveman, Ph.D. became Executive Vice President, Consumer Health and Services on October 26, 2015. Prior to joining Aetna, Mr. Loveman served as Chairman, Chief Executive Officer and President of Caesars Entertainment Corporation through June 30, 2015, and he continues to serve as its Chairman. Mr. Loveman joined Caesars as Chief Operating Officer in 1998 and became President in April 2001, Chief Executive Officer in January 2003 and Chairman of the Board on January 1, 2005. Mr. Loveman also serves as Chairman of the Board of Caesars Entertainment Operating Company, Inc. ("CEOC", a subsidiary of Caesars Entertainment Corporation). Mr. Loveman resigned as President and Chief Executive Officer of CEOC on July 30, 2014 and from other offices held with certain of CEOC's subsidiaries on January 14, 2015 and March 12, 2015. CEOC and those subsidiaries filed a voluntary petition under Chapter 11 of the Federal bankruptcy laws on January 15, 2015.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET. As of January 31, 2016, there were 6,851 record holders of our common stock.

During the three months ended December 31, 2015, we did not repurchase any shares of common stock. At December 31, 2015, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under our November 21, 2014 and February 28, 2014 programs. Prior to the closing of the Proposed Acquisition, our ability to repurchase shares of our common stock will be limited. We expect to suspend our share repurchase programs for approximately six months following the closing of the Proposed Acquisition.

Refer to Note 16 of Notes to Consolidated Financial Statements, beginning on page 135 of the Annual Report, which is incorporated herein by reference, regarding our share repurchases, including Board authorizations, shares repurchased during 2015 and our remaining share repurchase authorization as of December 31, 2015.

On February 19, 2016, our Board declared a cash dividend of $.25 per common share that will be paid on April 29, 2016, to shareholders of record at the close of business on April 14, 2016. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or marketplace conditions change. Information regarding restrictions on our present and future ability to pay dividends is included in the “Liquidity and Capital Resources” section of the MD&A and Note 17 of Notes to Consolidated Financial Statements, beginning on pages 16 and 136, respectively, of the Annual Report, which are incorporated herein by reference. Information regarding quarterly common stock prices is incorporated herein by reference to the “Quarterly Data (unaudited)” included on page 152 of the Annual Report.

Item 6. Selected Financial Data

The information contained in “Selected Financial Data” on page 81 of the Annual Report is incorporated herein by reference.

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

Item 8. Financial Statements and Supplementary Data

The information contained in Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and “Quarterly Data (unaudited),” beginning on page 82 of the Annual Report, is incorporated herein by reference.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Form 10-K.

Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting, on page 150 of the Annual Report, is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm
The Report of Independent Registered Public Accounting Firm, on page 151 of the Annual Report, is incorporated herein by reference.

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

Item 11. Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation Philosophy and Elements,” “2015 Nonmanagement Director Compensation,” “Additional Director Compensation Information,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2015 and 2014 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Form 10-K:

Financial Statements
The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, which begin on pages 82, 87 and 151, respectively, of the Annual Report, are incorporated herein by reference.

Financial statement schedule
The “Condensed Financial Information of Aetna Inc. (Parent Company Only)” is included in this Item 15. Refer to Index to Financial Statement Schedule on page 25.

Exhibits*

Exhibits to this Form 10-K are as follows:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Agreement and Plan of Merger dated as of July 2, 2015 among Aetna Inc., Echo Merger Sub, Inc., Echo Merger Sub, LLC and Humana Inc, incorporated herein by reference to Exhibit 2.1 to Aetna's Form 8-K filed on July 7, 2015.

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

10.6	Maturity Data Extension Request, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on March 5, 2015.

10.7
Second Amendment dated as of March 2, 2015, to $1,500,000,000 Five-Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.2 to Aetna Inc.'s Form 8-K filed on March 5, 2015.

10.8	Notice of closing dated March 2, 2015, incorporated herein by reference to Exhibit 99.3 to Aetna Inc.'s Form 8-K filed on March 5, 2015.

10.9
Bridge Facility Commitment Letter among Aetna Inc., Citigroup Global Markets Inc., UBS AG, Stamford Branch, and UBS Securities LLC, dated July 2, 2015, incorporated herein by reference to Exhibit 2.2 to Aetna Inc.’s Form 8-K filed on July 7, 2015.

10.10
Third Amendment dated as of July 30, 2015, to the Five-Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.11	Notice of Effectiveness (Third Amendment), incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.12	$13.0 billion Bridge Credit Agreement dated as of July 30, 2015, incorporated herein by reference to Exhibit 99.3 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.13	Notice of Effectiveness (Bridge Credit Agreement), incorporated by herein reference to Exhibit 99.4 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.14	$3.2 billion Term Loan Credit Agreement dated as of July 30, 2015, incorporated herein by reference to Exhibit 99.5 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.15	Notice of Effectiveness (Term Loan Credit Agreement), incorporated herein by reference to Exhibit 99.6 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.16	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.17
Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.18	Amended and Restated Aetna Inc. 2002 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.11 to Aetna Inc.'s Form 10-K filed February 27, 2009 (SEC file number 001-16095). **

10.19	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 30, 2014, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on June 4, 2014. **

10.20
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.21	Form of Aetna Inc. 2010 Stock Incentive Plan – Market Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.22	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.23	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award (2015), incorporated herein by reference to Exhibit 10.2 to Aetna Inc.'s Form 10-Q filed on April 28, 2015. **

10.24
Form of Aetna Inc. 2010 Stock Incentive Plan – Executive Restricted Stock Unit Terms of Award (2015), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed on April 28, 2015. **

10.25
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, with retirement vesting), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.26
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, without retirement vesting), incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.27	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Terms of Award (2015), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on April 28, 2015. **

10.28	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement, incorporated herein by reference to Exhibit 10.6 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.29	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 29, 2010 (SEC file number 001-16095). **

10.30
Aetna Inc. 2010 Non-Employee Director Compensation Plan, incorporated herein by reference to Annex C to Aetna Inc.'s definitive proxy statement on Schedule 14A filed on April 12, 2010 (SEC file number 001-16095).  **

10.31
Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.32
Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.33
1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.'s Form 10-K filed on February 29, 2008 (SEC file number 001-16095). **

10.34	Aetna Inc. 2011 Employee Stock Purchase Plan dated as of May 20, 2011, incorporated herein by reference to Exhibit 4.4 to Aetna Inc.'s Registration Statement on Form S-8 filed on August 3, 2011. **

10.35
Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed November 3, 2010 (SEC file number 001-16095). **

10.36
Amendment No. 1, dated as of August 4, 2013, to Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 8-K filed on August 5, 2013. **

10.37	Separation agreement dated October 6, 2015 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on October 29, 2015. **

10.38
Letter agreement dated December 17, 2012 between Aetna Life Insurance Company and Francis S. Soistman, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 28, 2015. **

10.39	Letter agreement dated March 23, 2011 between Aetna Life Insurance Company and Shawn M. Guertin, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 30, 2013. **

10.40
Letter agreement dated May 18, 2012 between Aetna Life Insurance Company and Karen S. Rohan (Lynch), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 30, 2013. **

10.41	Employment Agreement dated December 10, 2014 between Aetna Inc. and Karen S. Rohan (Lynch), incorporated herein by reference to Exhibit 10.29 to Aetna Inc.'s Form 10-K filed on February 27, 2015. **

10.42
Letter agreement dated February 6, 2007 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.29 to Aetna Inc.'s Form 10-K filed on February 27, 2007 (SEC file number 001-16095). **

10.43
Amendment No. 1 to Employment Agreement dated as of December 17, 2008 between Aetna Inc. and Joseph M. Zubretsky, incorporated herein by reference to Exhibit 10.23 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.44	Form of Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement, incorporated herein by reference to Exhibit 10.31 to Aetna Inc.'s Form 10-K filed on February 27, 2015. **

10.45
Descriptions of certain arrangements not embodied in formal documents as described under the headings “2015 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the 2015 Proxy Statement. **

11	Statement re: computation of per share earnings
11.1	“Computation of per share earnings” is incorporated herein by reference to Note 4 of Notes to Consolidated Financial Statements on page 100 of the Annual Report.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

13	Annual report to security holders
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

21	Subsidiaries of the registrant
21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney
24.1	Power of Attorney.

31	Rule 13a - 14(a)/15d - 14(e) Certifications
31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

99	Additional Exhibits

99.1	Risk Factors of Humana, Inc.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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
Under the date of February 19, 2016, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, as contained in the Annual Report on Form 10-K for the year ended December 31, 2015. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 19, 2016

Schedule I - Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2015	2014	2013
Other revenue (1)	$109.6	—	—
Net investment income	.2	.6	3.1
Net realized capital gains	.1	28.1	2.8
Total revenue	109.9	28.7	5.9
Operating expenses	188.2	279.1	142.7
Interest expense	337.5	298.2	312.3
Loss on early extinguishment of long-term debt	—	181.2	—
Total expenses	525.7	758.5	455.0
Loss before income tax benefit and equity in earnings of affiliates, net	(415.8)	(729.8)	(449.1)
Income tax benefit	93.0	247.9	142.3
Equity in earnings of affiliates, net (2)	2,713.0	2,522.7	2,220.4
Net income attributable to Aetna	$2,390.2	$2,040.8	$1,913.6

(1)
In the year ended December 31, 2015, other revenue includes litigation-related proceeds, net of legal costs. Refer to Note 20 of Notes to Consolidated Financial Statements beginning on page 143 of the Annual Report for additional information.

(2)	Includes after-tax amortization of other acquired intangible assets of $166.0 million, $158.2 million and $139.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Comprehensive Income

	For the Years Ended December 31,
(Millions)	2015	2014	2013
Net income attributable to Aetna	$2,390.2	$2,040.8	$1,913.6
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized (losses) gains
($(69.4), $1.4 and $(72.6) pretax)	(45.1)	.9	(47.2)
Less: reclassification of (losses) gains to earnings
($(44.4), $.3 and $(37.1) pretax)	(28.9)	.2	(24.1)
Total previously impaired debt securities (1)	(16.2)	.7	(23.1)
All other securities:
Net unrealized (losses) gains
($(489.7), $364.5 and $(803.2) pretax)	(318.3)	236.9	(522.1)
Less: reclassification of losses to earnings
($(96.5), $(6.6) and $(36.5) pretax)	(62.7)	(4.3)	(23.7)
Total all other securities	(255.6)	241.2	(498.4)
Foreign currency and derivatives:
Net unrealized (losses) gains
($(26.0), $(90.2) and $40.6 pretax)	(16.9)	(58.6)	26.4
Less: reclassification of (losses) gains to earnings
($(5.8), $4.2 and $(5.4) pretax)	(3.8)	2.7	(3.5)
Total foreign currency and derivatives	(13.1)	(61.3)	29.9
Pension and other postretirement employee benefit (“OPEB”) plans:
Unrealized net actuarial gains (losses) arising during the period
($41.4, $(739.4) and $869.3 pretax)	26.9	(480.6)	565.1
Less: Pension settlement charge (2)
($(111.6) pretax)	—	(72.5)	—
Less: Amortization of net actuarial losses
($(64.1), $(47.6) and $(77.7) pretax)	(41.7)	(31.0)	(50.5)
Less: Amortization of prior service credit
($4.1, $4.0 and $4.1 pretax)	2.7	2.7	2.7
Total pension and OPEB plans	65.9	(379.8)	612.9
Other comprehensive (loss) income	(219.0)	(199.2)	121.3
Comprehensive income attributable to Aetna	$2,171.2	$1,841.6	$2,034.9

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired debt security.

(2)
During 2014, we recorded a non-cash pension settlement charge of $72.5 million ($111.6 million pretax) in connection with our tax-qualified noncontributory defined benefit pension plan. We did not record any non-cash pension settlement charges during 2015 or 2013. Refer to Note 12 of Notes to Consolidated Financial Statements beginning on page 118 of the Annual Report for additional information on the pension settlement charge.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2015	2014
Assets:
Current assets:
Cash and cash equivalents	$175.6	$17.8
Investments	.4	66.3
Other receivables, net	97.8	—
Income taxes receivable	34.4	130.2
Deferred income taxes	—	70.7
Other current assets	201.5	112.0
Total current assets	509.7	397.0
Investment in affiliates (1)	23,235.7	22,549.9
Long-term investments	19.2	—
Deferred income taxes	270.3	258.3
Other long-term assets	125.8	48.2
Total assets	$24,160.7	$23,253.4

Liabilities and shareholders' equity:
Current liabilities:
Short-term debt	$—	$500.0
Accrued expenses and other current liabilities	625.8	718.6
Total current liabilities	625.8	1,218.6
Long-term debt	6,750.7	6,745.1
Employee benefit liabilities	552.7	690.8
Income taxes payable	5.9	4.7
Other long-term liabilities	47.0	42.4
Total liabilities	7,982.1	8,701.6
Shareholders' equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 349.5 million shares issued and outstanding in 2015; 2.6 billion shares authorized and 349.8 million shares issued and
outstanding in 2014) and additional paid-in capital	4,647.2	4,542.2
Retained earnings	12,797.4	11,051.7
Accumulated other comprehensive loss	(1,330.3)	(1,111.3)
Total Aetna shareholders' equity	16,114.3	14,482.6
Non-controlling interests	64.3	69.2
Total equity	16,178.6	14,551.8
Total liabilities and equity	$24,160.7	$23,253.4

(1)	Includes goodwill and other acquired intangible assets of $12.3 billion and $12.6 billion at December 31, 2015 and 2014, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders' Equity

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2012	327.6	$1,095.3	$10,343.9	$(1,033.4)	$10,405.8	$23.4	$10,429.2
Net income (loss)	—	—	1,913.6	—	1,913.6	(1.7)	1,911.9
Other (decreases) increases in non-
controlling interests	—	(8.7)	—	—	(8.7)	31.0	22.3
Other comprehensive income	—	—	—	121.3	121.3	—	121.3
Common shares issued to
acquire Coventry	52.2	3,064.6	—	—	3,064.6	—	3,064.6
Common shares issued for benefit plans,
including tax benefits, net of
employee tax withholdings	5.4	231.2	—	—	231.2	—	231.2
Repurchases of common shares	(23.0)	(.2)	(1,407.5)	—	(1,407.7)	—	(1,407.7)
Dividends declared	—	—	(294.6)	—	(294.6)	—	(294.6)
Balance at December 31, 2013	362.2	4,382.2	10,555.4	(912.1)	14,025.5	52.7	14,078.2
Net income	—	—	2,040.8	—	2,040.8	4.4	2,045.2
Other increases in non-
controlling interests	—	—	—	—	—	12.1	12.1
Other comprehensive loss	—	—	—	(199.2)	(199.2)	—	(199.2)
Common shares issued for benefit plans,
including tax benefits, net of
employee tax withholdings	3.5	160.1	—	—	160.1	—	160.1
Repurchases of common shares	(15.9)	(.1)	(1,218.0)	—	(1,218.1)	—	(1,218.1)
Dividends declared	—	—	(326.5)	—	(326.5)	—	(326.5)
Balance at December 31, 2014	349.8	4,542.2	11,051.7	(1,111.3)	14,482.6	69.2	14,551.8
Net income	—	—	2,390.2	—	2,390.2	4.4	2,394.6
Other increases in
non-controlling interests	—	—	—	—	—	(9.3)	(9.3)
Other comprehensive loss	—	—	—	(219.0)	(219.0)	—	(219.0)
Common shares issued for benefit plans,
including tax benefits, net of
employee tax withholdings	2.7	105.1	—	—	105.1	—	105.1
Repurchases of common shares	(3.0)	(.1)	(296.2)	—	(296.3)	—	(296.3)
Dividends declared	—	—	(348.3)	—	(348.3)	—	(348.3)
Balance at December 31, 2015	349.5	$4,647.2	$12,797.4	$(1,330.3)	$16,114.3	$64.3	$16,178.6

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2015	2014	2013
Cash flows from operating activities:
Net income attributable to Aetna	$2,390.2	$2,040.8	$1,913.6
Adjustments to reconcile net income including non-controlling interests to net cash (used for) provided by operating activities:
Loss on early extinguishment of long-term debt	—	181.2	—
Pension settlement charge	—	111.6	—
Equity earnings of affiliates, net (1)	(2,713.0)	(2,522.7)	(2,220.4)
Stock-based compensation expense	180.6	163.8	127.1
Net realized capital gains	(.1)	(28.1)	(2.8)
Net change in other assets and other liabilities	(239.0)	132.1	(65.5)
Net cash (used for) provided by operating activities	(381.3)	78.7	(248.0)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	66.0	18.0	701.5
Cost of investments	—	(86.3)	(532.0)
Dividends received from affiliates, net	1,733.3	895.1	2,625.0
Cash used for acquisitions (2)	—	—	(3,014.3)
Net cash provided by (used for) investing activities	1,799.3	826.8	(219.8)
Cash flows from financing activities:
Repayment of long-term debt	—	(1,422.7)	—
Issuance of long-term debt	—	1,482.4	—
Net issuance (repayment) of short-term debt	(500.0)	500.0	—
Common shares issued under benefit plans, net	(143.2)	(60.3)	11.8
Stock-based compensation tax benefits	53.3	41.3	83.4
Common shares repurchased	(296.3)	(1,218.1)	(1,407.7)
Collateral (paid) received on interest rate swaps	(25.3)	(77.3)	39.9
Dividends paid to shareholders	(348.7)	(320.6)	(278.7)
Net cash used for financing activities	(1,260.2)	(1,075.3)	(1,551.3)
Net increase (decrease) in cash and cash equivalents	157.8	(169.8)	(2,019.1)
Cash and cash equivalents, beginning of period	17.8	187.6	2,206.7
Cash and cash equivalents, end of period	$175.6	$17.8	$187.6
Supplemental cash flow information:
Interest paid	$275.5	$286.1	$301.4
Income taxes refunded	281.7	198.2	294.0

(1)	Includes after-tax amortization of other acquired intangible assets of $166.0 million, $158.2 million and $139.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Represents parent company cash used primarily for the Coventry acquisition in 2013.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1. Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The financial information presented herein includes the balance sheet of the Parent Company as of December 31, 2015 and 2014 and the related statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2015, 2014 and 2013. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2. Summary of Significant Accounting Policies

Refer to Note 2 of Notes to Consolidated Financial Statements, beginning on page 88 of the Annual Report, for the summary of significant accounting policies.

3. Dividends

Gross cash dividends received from subsidiaries and included in net cash provided by investing activities in the Statements of Cash Flows were $2.2 billion, $1.5 billion and $2.5 billion in 2015, 2014 and 2013, respectively.

4. Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements, on page 99 of the Annual Report, for a description of acquisitions and dispositions.

5. Other Comprehensive Income (Loss)

Refer to Note 10 of Notes to Consolidated Financial Statements, beginning on page 110 of the Annual Report, for a description of accumulated other comprehensive income (loss).

6. Debt

Long-term debt on the Parent Company Only balance sheet excludes long-term debt of a subsidiary. That debt was acquired in the Coventry acquisition. Refer to Note 15 of Notes to Consolidated Financial Statements, on page 131 of the Annual Report, for a description of the Parent Company's consolidated total debt.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 19, 2016	Aetna Inc.

By: /s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Mark T. Bertolini	Chairman and Chief Executive Officer	February 19, 2016
Mark T. Bertolini	and Director
(Principal Executive Officer)

/s/ Shawn M. Guertin	Executive Vice President and	February 19, 2016
Shawn M. Guertin	Chief Financial Officer
(Principal Financial Officer)

/s/ Sharon A. Virag	Vice President, Controller and	February 19, 2016
Sharon A. Virag	Chief Accounting Officer
(Principal Accounting Officer)

Fernando Aguirre *	Director
Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Jeffrey E. Garten *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director
Olympia J. Snowe *	Director

* By: /s/ Sharon A. Virag
Sharon A. Virag
Attorney-in-fact
February 19, 2016

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
Electronic

21	Subsidiaries of the registrant

21.1	Subsidiaries of Aetna Inc.	Electronic

23	Consents of experts and counsel

23.1	Consent of Independent Registered Public Accounting Firm.	Electronic

24	Power of Attorney

24.1	Power of Attorney.	Electronic

31	Rule 13a - 14(a)/15d - 14(e) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

99	Additional Exhibits

99.1	Risk Factors of Humana Inc.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.