Form 10-Q
period 2016-03-31
AETNA INC /PA/
filed 2016-04-28
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 2016
or

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

There were 350.6 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at March 31, 2016.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2016

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 39), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2016	2015
Revenue:
Health care premiums	$13,469.0	$12,940.1
Other premiums	540.1	538.0
Fees and other revenue (1)	1,467.0	1,375.0
Net investment income	217.7	232.9
Net realized capital (losses) gains	(.4)	8.1
Total revenue	15,693.4	15,094.1
Benefits and expenses:
Health care costs (2)	10,847.7	10,240.5
Current and future benefits	528.9	528.1
Operating expenses:
Selling expenses	421.1	414.9
General and administrative expenses	2,442.5	2,400.6
Total operating expenses	2,863.6	2,815.5
Interest expense	101.8	80.2
Amortization of other acquired intangible assets	62.8	63.2
Total benefits and expenses	14,404.8	13,727.5
Income before income taxes	1,288.6	1,366.6
Income taxes:
Current	573.1	647.0
Deferred	(12.4)	(56.7)
Total income taxes	560.7	590.3
Net income including non-controlling interests	727.9	776.3
Less: Net income (loss) attributable to non-controlling interests	1.3	(1.2)
Net income attributable to Aetna	$726.6	$777.5
Earnings per common share:
Basic	$2.07	$2.22
Diluted	$2.06	$2.20

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $24.4 million and $24.1 million (net of pharmaceutical and processing costs of $308.4 million and $299.3 million) for the three months ended March 31, 2016 and 2015, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $34.0 million and $33.4 million for the three months ended March 31, 2016 and 2015, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions)	2016	2015
Net income including non-controlling interests	$727.9	$776.3
Other comprehensive (loss) income, net of tax:
Previously impaired debt securities: (1)
Net unrealized losses
($(4.2) and $(3.4) pretax)	(2.7)	(2.2)
Less: reclassification of (losses) gains to earnings
($(5.3) and $2.4 pretax)	(3.4)	1.6
Total previously impaired debt securities (1)	.7	(3.8)
All other securities:
Net unrealized gains
($317.4 and $119.9 pretax)	206.3	77.9
Less: reclassification of losses to earnings
($(23.4) and $(11.0) pretax)	(15.2)	(7.2)
Total all other securities	221.5	85.1
Foreign currency and derivatives:
Net unrealized losses
($(246.3) and $(21.4) pretax)	(160.1)	(13.9)
Less: reclassification of losses to earnings
($(5.5) and $(1.5) pretax)	(3.6)	(1.0)
Total foreign currency and derivatives	(156.5)	(12.9)
Pension and other postretirement employee benefit (“OPEB”) plans:
Less: amortization of net actuarial losses
($(16.0) and $(16.1) pretax)	(10.4)	(10.5)
Less: amortization of prior service credit
($1.0 and $1.0 pretax)	.7	.7
Total pension and OPEB plans	9.7	9.8
Other comprehensive income	75.4	78.2
Comprehensive income including non-controlling interests	803.3	854.5
Less: Comprehensive income (loss) attributable to non-controlling interests	1.3	(1.2)
Comprehensive income attributable to Aetna	$802.0	$855.7

(1)
Represents unrealized (losses) gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At March 31, 2016	At December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$3,766.4	$2,524.3
Investments	3,127.8	3,014.8
Premiums receivable, net	2,206.7	1,753.1
Other receivables, net	2,673.7	2,443.2
Accrued investment income	227.6	227.7
Income taxes receivable	—	260.4
Other current assets	3,391.4	2,509.5
Total current assets	15,393.6	12,733.0
Long-term investments	22,112.2	21,664.8
Reinsurance recoverables	730.9	723.9
Goodwill	10,636.8	10,636.8
Other acquired intangible assets, net	1,626.4	1,688.3
Property and equipment, net	616.1	629.7
Other long-term assets	1,289.8	1,269.9
Separate Accounts assets	4,017.9	4,035.1
Total assets	$56,423.7	$53,381.5

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$6,824.8	$6,305.7
Future policy benefits	666.3	671.8
Unpaid claims	775.7	772.3
Unearned premiums	716.3	549.2
Policyholders’ funds	2,444.7	2,262.5
Current portion of long-term debt	398.4	—
Income taxes payable	274.9	—
Accrued expenses and other current liabilities	5,814.1	4,920.0
Total current liabilities	17,915.2	15,481.5
Future policy benefits	6,209.1	6,268.2
Unpaid claims	1,670.7	1,655.6
Policyholders’ funds	921.0	885.6
Long-term debt, less current portion	7,382.5	7,785.4
Deferred income taxes	234.0	177.4
Other long-term liabilities	1,194.6	914.1
Separate Accounts liabilities	4,017.9	4,035.1
Total liabilities	39,545.0	37,202.9
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 350.6 million shares issued and outstanding in 2016; 2.5 billion shares authorized and 349.5 million shares issued and
outstanding in 2015) and additional paid-in capital	4,632.0	4,647.2
Retained earnings	13,436.4	12,797.4
Accumulated other comprehensive loss	(1,254.9)	(1,330.3)
Total Aetna shareholders’ equity	16,813.5	16,114.3
Non-controlling interests	65.2	64.3
Total equity	16,878.7	16,178.6
Total liabilities and equity	$56,423.7	$53,381.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Three Months Ended March 31, 2016
Balance at December 31, 2015	349.5	$4,647.2	$12,797.4	$(1,330.3)	$16,114.3	$64.3	$16,178.6
Net income	—	—	726.6	—	726.6	1.3	727.9
Other decreases in non-
controlling interest	—	—	—	—	—	(.4)	(.4)
Other comprehensive income (Note 8)	—	—	—	75.4	75.4	—	75.4
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	1.1	(15.2)	—	—	(15.2)	—	(15.2)
Dividends declared	—	—	(87.6)	—	(87.6)	—	(87.6)
Balance at March 31, 2016	350.6	$4,632.0	$13,436.4	$(1,254.9)	$16,813.5	$65.2	$16,878.7

Three Months Ended March 31, 2015
Balance at December 31, 2014	349.8	$4,542.2	$11,051.7	$(1,111.3)	$14,482.6	$69.2	$14,551.8
Net income (loss)	—	—	777.5	—	777.5	(1.2)	776.3
Other decreases in non-
controlling interest	—	—	—	—	—	(1.7)	(1.7)
Other comprehensive income (Note 8)	—	—	—	78.2	78.2	—	78.2
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	1.5	(2.4)	—	—	(2.4)	—	(2.4)
Repurchases of common shares	(2.1)	(.1)	(196.2)	—	(196.3)	—	(196.3)
Dividends declared	—	—	(87.0)	—	(87.0)	—	(87.0)
Balance at March 31, 2015	349.2	$4,539.7	$11,546.0	$(1,033.1)	$15,052.6	$66.3	$15,118.9

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2016	2015
Cash flows from operating activities:
Net income including non-controlling interests	$727.9	$776.3
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	.4	(8.1)
Depreciation and amortization	169.2	164.0
Debt fair value amortization	(7.4)	(7.8)
Equity in losses (earnings) of affiliates, net	14.8	(9.7)
Stock-based compensation expense	53.6	49.8
Amortization of net investment premium	20.6	22.3
Changes in assets and liabilities:
Accrued investment income	.1	(.5)
Premiums due and other receivables	(495.9)	(830.4)
Income taxes	519.3	629.5
Other assets and other liabilities	64.9	123.5
Health care and insurance liabilities	713.4	564.5
Net cash provided by operating activities	1,780.9	1,473.4
Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,938.3	2,608.9
Cost of investments	(3,060.4)	(2,493.9)
Additions to property, equipment and software	(54.6)	(82.3)
Cash used for acquisitions, net of cash acquired	—	(10.9)
Net cash (used for) provided by investing activities	(176.7)	21.8
Cash flows from financing activities:
Repayment of long-term debt	—	(228.8)
Net repayment of short-term debt	—	(203.0)
Deposits net of (withdrawals) and interest credited to investment contracts	.1	(7.6)
Common shares issued under benefit plans, net	(79.1)	(79.9)
Stock-based compensation tax benefits	10.3	27.7
Settlements from repurchase agreements	—	(201.7)
Common shares repurchased	—	(196.3)
Dividends paid to shareholders	(87.4)	(87.1)
Collateral on interest rate hedges	(205.6)	(21.4)
Distributions, non-controlling interests	(.4)	(1.7)
Net cash used for financing activities	(362.1)	(999.8)
Net increase in cash and cash equivalents	1,242.1	495.4
Cash and cash equivalents, beginning of period	2,524.3	1,420.4
Cash and cash equivalents, end of period	$3,766.4	$1,915.8
Supplemental cash flow information:
Interest paid	$43.7	$47.6
Income taxes paid (refunded)	31.1	(66.8)

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging business products and services, such as Accountable Care Solutions, that complement and enhance our medical products. We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies.

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

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2015 Annual Report on Form 10-K (our “2015 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2015 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  The Company has evaluated subsequent events that occurred after March 31, 2016 through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in Note 11 beginning on page 26.

Reclassifications
Certain reclassifications were made to 2015 financial information to conform with the 2016 presentation.

Principles of Consolidation
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP and include the accounts of Aetna and the subsidiaries we control.  All significant intercompany balances have been eliminated in consolidation.

New Accounting Standards
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
Effective January 1, 2016, we adopted new accounting guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance clarifies that awards with these provisions should be treated as performance conditions that affect vesting, and do not impact the award’s estimated grant-date fair value. The adoption of this new guidance did not have an impact on our financial position or operating results.

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
Effective January 1, 2016, we adopted new accounting guidance related to the approach used in determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
Effective January 1, 2016, we adopted new accounting guidance related to the presentation of extraordinary items. The amendment eliminates the concept of extraordinary items, which are events that are both unusual and infrequent. Presentation and disclosure of items that are unusual or infrequent will be retained, and will be expanded to include items that are both unusual and infrequent. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Amendments to the Consolidation Analysis
Effective January 1, 2016, we adopted new accounting guidance related to the evaluation of consolidation for certain legal entities. The amendment changes how a reporting entity assesses consolidation, including whether an entity is considered a variable interest entity, determination of the primary beneficiary and how related parties are considered in the analysis. The adoption of this new guidance required more of our other investments to be considered variable interest entities; however, it did not require additional investments to be consolidated or de-consolidated or have a material impact on our financial position or operating results. Our variable interest entity disclosures as of December 31, 2015 were retrospectively adjusted to conform with the new accounting guidance. Refer to Note 6 beginning on page 11 for further discussion.

Simplifying the Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted new accounting guidance related to the financial statement presentation of all debt issuance costs, including those related to line-of-credit arrangements. The amendment requires debt issuance costs to be presented as a direct deduction from the carrying amount of our debt liability, consistent with the approach used for debt premiums or discounts. We also elected to report debt issuance costs associated with any line-of-credit arrangements as a direct deduction from the carrying amount of our debt liability. Amortization of debt issuance costs also will be reported in our statements of income in interest expense, as opposed to general and administrative expenses. We are applying this new guidance on a full retrospective basis, with all prior periods restated for the new presentation. The adoption of this new guidance requires certain reclassifications in our financial statements and did not have a material impact on our financial position or operating results. As a result of adopting this guidance, we reclassified $41 million and $43 million of other current and long-term assets as a reduction of long-term debt on our balance sheets at March 31, 2016 and December 31, 2015, respectively. Additionally, we reclassified an immaterial amount of general and administrative expenses into interest expense for the three months ended March 31, 2016 and 2015.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
Effective January 1, 2016, we adopted new accounting guidance related to the evaluation of fees paid by a customer in a cloud computing arrangement. The amendment provides additional guidance that aids in determining whether a cloud computing arrangement contains a software license. Arrangements that do not contain a software license must be accounted for as a service contract. If a software license is included in the cloud computing arrangement, the license element must be accounted for consistent with the acquisition of a software license. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
Effective January 1, 2016, we adopted new accounting guidance related to the presentation of investments in certain entities that calculate net asset value per share (or its equivalent). The amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This new guidance is applicable to certain of our investments that reside in our separate accounts and employee benefit plans. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Simplifying the Accounting for Measurement-Period Adjustments
Effective January 1, 2016, we adopted new accounting guidance related to the recognition of adjustments to provisional amounts that are identified during the measurement period in a business combination. The new guidance eliminates the requirement to retrospectively account for measurement-period adjustments as part of a business combination and permits such adjustments to be recognized in the period in which the adjustment was determined. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Future Application of Accounting Standards
Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern
Effective December 31, 2016, we will adopt new accounting guidance related to management’s evaluation of whether there is substantial doubt about an entity’s ability to continue as a going concern and the related disclosures. The adoption of this new guidance will not have a material impact on our financial position or operating results.

Disclosures about Short-Duration Insurance Contracts
Effective December 31, 2016, we will adopt new accounting guidance related to the disclosure of short-duration insurance contracts. The amendment requires insurance companies that issue short-duration contracts to include additional disclosures about those insurance liabilities, including disaggregation of certain disclosures, as appropriate. The adoption of this new guidance will not have a material impact on our financial position or operating results, however, the new guidance will require additional disclosure for our short-duration insurance liabilities that reside in our Health Care and Group Insurance segments.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
Effective January 1, 2017, we will adopt new accounting guidance clarifying that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require dedesignation of the hedge accounting relationship. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Contingent Put and Call Options in Debt Instruments
Effective January 1, 2017, we will adopt new accounting guidance related to the assessment of embedded contingent put or call options in debt instruments. The new guidance clarifies that assessment of whether an embedded contingent put or call option is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Simplifying the Transition to the Equity Method of Accounting
Effective January 1, 2017, we will adopt new accounting guidance related to the accounting for investments that subsequently qualify for the equity method of accounting. The new accounting guidance eliminates the requirement that an entity retrospectively apply the equity method of accounting to an investment previously accounted for by another method when we subsequently obtain significant influence. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Improvements to Employee Share-Based Payment Accounting
We will adopt new accounting guidance related to the accounting for and financial statement presentation of employee share-based payments. Under the new guidance, entities will be required to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement instead of in additional paid-in capital. The new guidance also revises the allowable number of shares an employer can withhold to satisfy the employer’s statutory income tax obligation and still qualify for equity classification on its balance sheets, permits an accounting policy election to recognize the forfeiture of share-based payment awards as they occur and provides clarification on certain statement of cash flow presentation requirements. The new guidance is effective January 1, 2017 with early adoption permitted during 2016, with any adjustments reflected as of January 1, 2016. We are currently assessing the impact of this new guidance on our financial position and operating results.

Revenue from Contracts with Customers
Effective January 1, 2018, we will adopt new accounting guidance related to revenue recognition from contracts with customers. This new guidance removes most industry-specific revenue recognition requirements (insurance contracts are not covered by this guidance) and requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new guidance allows an entity to adopt the standard either through a full retrospective approach or a modified retrospective approach with a cumulative effect adjustment to retained earnings. Early adoption of this new guidance is permitted as of January 1, 2017. We are still assessing the impact of this new guidance on our financial position and operating results in addition to evaluating the transition method we will use when we adopt this new guidance.

Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 1, 2018, we will adopt new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Under the new guidance, all equity investments in unconsolidated entities will be measured at fair value with changes in fair value recognized in net income. A reporting entity may elect to report equity investments without a readily determinable fair value at cost. The new guidance also revises certain disclosures regarding financial assets and liabilities. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Leases
Effective January 1, 2019, we will adopt new accounting guidance related to the recognition, measurement and disclosure requirements for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and corresponding lease liability on their balance sheets for all leases other than those that meet the definition of a short-term lease. The new guidance also revises certain disclosure requirements regarding leases. We are still assessing the impact of this new guidance on our financial position and operating results.

3.	Proposed Acquisition of Humana

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

On October 19, 2015, Aetna and Humana each obtained the approval of their respective shareholders necessary for our proposed acquisition of Humana (the “Humana Acquisition”).

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

The computations of basic and diluted EPS for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
(Millions, except per common share data)	2016	2015
Net income attributable to Aetna	$726.6	$777.5
Weighted average shares used to compute basic EPS	350.7	349.5
Dilutive effect of outstanding stock-based compensation awards	2.4	3.2
Weighted average shares used to compute diluted EPS	353.1	352.7
Basic EPS	$2.07	$2.22
Diluted EPS	$2.06	$2.20

The stock-based compensation awards excluded from the calculation of diluted EPS for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Stock appreciation rights (“SARs”) (1)	.2	1.9
Other stock-based compensation awards (2)	.8	1.1

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
Performance stock units ("PSUs"), certain market stock units ("MSUs") with performance conditions, and performance stock appreciation rights ("PSARs") are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

5.     Operating Expenses

For the three months ended March 31, 2016 and 2015, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Selling expenses	$421.1	$414.9
General and administrative expenses:
Salaries and related benefits	1,252.4	1,206.6
Other general and administrative expenses (1)	1,190.1	1,194.0
Total general and administrative expenses	2,442.5	2,400.6
Total operating expenses	$2,863.6	$2,815.5

(1)
The three months ended March 31, 2016 and 2015 include estimated fees mandated by the ACA comprised primarily of the health insurer fee of $213.8 million and $218.7 million, respectively, and our estimated contribution to the funding of the ACA’s reinsurance program of $29.4 million and $53.6 million, respectively.

6.     Investments

Total investments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016			December 31, 2015
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,987.0	$19,120.6	$22,107.6	$2,877.1	$18,445.9	$21,323.0
Mortgage loans	138.5	1,367.7	1,506.2	126.9	1,426.8	1,553.7
Other investments	2.3	1,623.9	1,626.2	10.8	1,792.1	1,802.9
Total investments	$3,127.8	$22,112.2	$25,240.0	$3,014.8	$21,664.8	$24,679.6

Debt and Equity Securities
Debt and equity securities available for sale at March 31, 2016 and December 31, 2015 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
March 31, 2016
Debt securities:
U.S. government securities	$1,769.9	$105.2	$(.4)		$1,874.7
States, municipalities and political subdivisions	4,960.2	290.9	(5.2)		5,245.9
U.S. corporate securities	8,222.4	501.3	(50.7)		8,673.0
Foreign securities	2,853.1	194.4	(28.3)		3,019.2
Residential mortgage-backed securities	934.2	23.7	(1.7)		956.2
Commercial mortgage-backed securities	1,275.2	27.7	(1.3)	(1)	1,301.6
Other asset-backed securities	910.8	6.3	(29.0)	(1)	888.1
Redeemable preferred securities	32.8	8.7	—		41.5
Total debt securities	20,958.6	1,158.2	(116.6)		22,000.2
Equity securities	96.4	14.4	(3.4)		107.4
Total debt and equity securities (2)	$21,055.0	$1,172.6	$(120.0)		$22,107.6
December 31, 2015
Debt securities:
U.S. government securities	$1,803.5	$68.8	$(.6)		$1,871.7
States, municipalities and political subdivisions	4,889.5	244.3	(9.3)		5,124.5
U.S. corporate securities	7,981.5	339.5	(146.6)		8,174.4
Foreign securities	2,910.2	148.3	(61.4)		2,997.1
Residential mortgage-backed securities	914.6	16.6	(6.3)		924.9
Commercial mortgage-backed securities	1,262.4	17.2	(9.0)	(1)	1,270.6
Other asset-backed securities	910.4	3.1	(19.2)	(1)	894.3
Redeemable preferred securities	33.0	11.5	—		44.5
Total debt securities	20,705.1	849.3	(252.4)		21,302.0
Equity securities	22.8	4.1	(5.9)		21.0
Total debt and equity securities (2)	$20,727.9	$853.4	$(258.3)		$21,323.0

(1)
At March 31, 2016 and December 31, 2015, we held securities for which we previously recognized $4.9 million and $5.4 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at March 31, 2016 and December 31, 2015 of $1.5 million and $1.9 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 beginning on page 36 for additional information on our accounting for discontinued products).  At March 31, 2016, debt and equity securities with a fair value of approximately $3.1 billion, gross unrealized capital gains of $274.6 million and gross unrealized capital losses of $27.1 million and, at December 31, 2015, debt and equity securities with a fair value of approximately $3.0 billion, gross unrealized capital gains of $208.7 million and gross unrealized capital losses of $68.0 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at March 31, 2016 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$1,277.2
One year through five years	6,411.3
After five years through ten years	5,295.3
Greater than ten years	5,870.5
Residential mortgage-backed securities	956.2
Commercial mortgage-backed securities	1,301.6
Other asset-backed securities	888.1
Total	$22,000.2

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2016 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2016, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 3.9 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At March 31, 2016, these securities had an average credit quality rating of AA+ and a weighted average duration of 3.5 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2016, these securities had an average credit quality rating of AA- and a weighted average duration of 1.2 years.

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

Summarized below are the debt and equity securities we held at March 31, 2016 and December 31, 2015 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016
Debt securities:
U.S. government securities	$5.5	$.1	$10.5	$.3	$16.0	$.4
States, municipalities and political subdivisions	385.5	2.1	121.4	3.1	506.9	5.2
U.S. corporate securities	779.1	27.5	406.4	23.2	1,185.5	50.7
Foreign securities	376.7	14.2	211.3	14.1	588.0	28.3
Residential mortgage-backed securities	43.2	.1	124.4	1.6	167.6	1.7
Commercial mortgage-backed securities	198.8	1.0	48.5	.3	247.3	1.3
Other asset-backed securities	429.3	22.8	63.6	6.2	492.9	29.0
Redeemable preferred securities	1.4	—	—	—	1.4	—
Total debt securities	2,219.5	67.8	986.1	48.8	3,205.6	116.6
Equity securities	16.5	2.6	1.5	.8	18.0	3.4
Total debt and equity securities (1)	$2,236.0	$70.4	$987.6	$49.6	$3,223.6	$120.0
December 31, 2015
Debt securities:
U.S. government securities	$66.8	$.2	$12.6	$.4	$79.4	$.6
States, municipalities and political subdivisions	714.2	6.1	91.6	3.2	805.8	9.3
U.S. corporate securities	3,168.7	130.8	144.3	15.8	3,313.0	146.6
Foreign securities	1,102.4	50.4	89.2	11.0	1,191.6	61.4
Residential mortgage-backed securities	328.7	2.9	89.5	3.4	418.2	6.3
Commercial mortgage-backed securities	562.0	8.6	23.8	.4	585.8	9.0
Other asset-backed securities	653.5	15.6	67.1	3.6	720.6	19.2
Total debt securities	6,596.3	214.6	518.1	37.8	7,114.4	252.4
Equity securities	—	5.0	1.3	.9	1.3	5.9
Total debt and equity securities (1)	$6,596.3	$219.6	$519.4	$38.7	$7,115.7	$258.3

(1)
At March 31, 2016 and December 31, 2015, debt and equity securities in an unrealized capital loss position of $27.1 million and $68.0 million, respectively, and with related fair value of $426.4 million and $966.2 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At March 31, 2016, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2016 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$166.9	$.6	$166.9	$.6
One year through five years	26.6	.5	647.1	9.0	673.7	9.5
After five years through ten years	148.9	5.9	557.2	20.3	706.1	26.2
Greater than ten years	223.8	18.5	527.3	29.8	751.1	48.3
Residential mortgage-backed securities	—	—	167.6	1.7	167.6	1.7
Commercial mortgage-backed securities	19.9	—	227.4	1.3	247.3	1.3
Other asset-backed securities	3.0	—	489.9	29.0	492.9	29.0
Total	$422.2	$24.9	$2,783.4	$91.7	$3,205.6	$116.6

Net realized capital (losses) gains for the three months ended March 31, 2016 and 2015, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended
	March 31,
(Millions)	2016	2015
OTTI losses on debt securities recognized in earnings	$(9.1)	$(2.4)
Other net realized capital gains	8.7	10.5
Net realized capital (losses) gains	$(.4)	$8.1

The net realized capital losses for the three months ended March 31, 2016 were primarily attributable to yield-related OTTI on debt securities, substantially offset by gains from the sales of other investments. The net realized capital gains for the three months ended March 31, 2015 were primarily attributable to gains from the sales of debt securities.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during three months ended March 31, 2016 or 2015.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Proceeds on sales	$1,582.4	$945.9
Gross realized capital gains	32.3	24.9
Gross realized capital losses	31.3	8.8

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three months ended March 31, 2016 and 2015 we had the following activity in our mortgage loan portfolio:

	Three Months Ended
	March 31,
(Millions)	2016	2015
New mortgage loans	$12.2	$12.7
Mortgage loans fully repaid	48.3	39.5
Mortgage loans foreclosed	—	9.0

At March 31, 2016 and December 31, 2015, we had no material problem, restructured or potential problem mortgage loans. We also had no material impairment reserves on these loans at March 31, 2016 or December 31, 2015.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Category 7 represents loans where collections are potentially at risk.  The vast majority of our mortgage loans fall into the Category 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Categories 5 and 6 represent loans where credit risk is not substantial, but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure. At both March 31, 2016 and December 31, 2015 we did not have any loans in Category 7. Based upon our most recent assessments at March 31, 2016 and December 31, 2015, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	March 31, 2016	December 31, 2015
1	$50.7	$65.8
2 to 4	1,434.7	1,466.9
5 and 6	20.8	21.0
Total	$1,506.2	$1,553.7

Variable Interest Entities
As discussed in Note 2 beginning on page 6, we adopted the guidance of Accounting Standards Update (ASU) No. 2015-02, Amendments to the Consolidation Analysis (Topic 810) effective January 1, 2016. As a result of adopting the new guidance, we have investments in certain hedge fund and private equity investments and real estate partnerships that are considered Variable Interest Entities (“VIE’s”). We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds.

In evaluating whether we are the primary beneficiary of a VIE, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.

Variable Interest Entities - Primary Beneficiary
Upon adoption of the new guidance, we identified one hedge fund investment previously consolidated as a Voting Interest Entity in our statement of financial position and operating results that is determined to be a VIE under the new guidance. The investment represents a majority owned hedge fund where we are the investment manager and have the power to direct the activities that most significantly impact the VIE’s economic performance, including determining the hedge fund’s investment strategy. Accordingly, we are the primary beneficiary and will continue to consolidate the investment in our financial results. The fund invests in additional hedge funds that are VIEs; however, we are not the primary beneficiary of these underlying funds as discussed in further detail below.

Substantially all of the assets of the VIE hedge fund are comprised of hedge fund investments reported as long-term investments on our balance sheets. The VIE hedge fund had no material liabilities at March 31, 2016 or December 31, 2015. The total amount of the VIE hedge fund’s assets included in long term investments on our balance sheets at March 31, 2016 and December 31, 2015 were $494 million and $477 million, respectively.

Variable Interest Entities - Other Variable Interest Holder
Our involvement with VIEs where we are not determined to be the primary beneficiary consist of the following:

Hedge fund and private equity investments - We invest in hedge fund and private equity investments in order to generate investment returns for our investment portfolio supporting our businesses.

Real estate partnerships - We invest in various real estate partnerships including those that construct, own and manage low-income housing developments. For the low income housing development investments, substantially all of the projected benefits to us are from tax credits and other tax benefits.

We are not the primary beneficiary of these investments because the nature of our involvement with the activities of the VIEs does not give us the power to direct the activities that most significantly impact their economic performance. We record the amount of our investment as long-term investments on our balance sheets and recognize our share of each VIE’s income or losses in earnings.  Our maximum exposure to loss is limited to our investment balances as disclosed below and the risk of recapture of tax credits related to real estate partnerships previously recognized, which we do not consider significant.

The total amount of other variable interest holder VIE assets included in long term investments on our balance sheets at March 31, 2016 and December 31, 2015 were as follows:

(Millions)	March 31, 2016	December 31, 2015
Hedge fund investments	$425.1	$418.1
Private equity investments	438.8	443.3
Real estate partnerships	264.5	253.3
Total	$1,128.4	$1,114.7

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at March 31, 2016 and December 31, 2015 were as follows:

(Millions)	March 31, 2016	December 31, 2015
Assets:
Hedge fund investments	$34,375.0	$33,065.7
Private equity investments	28,075.4	28,552.5
Real estate partnerships	6,699.3	6,808.7
Total	$69,149.7	$68,426.9

Liabilities:
Hedge fund investments	$4,048.4	$3,535.3
Private equity investments	3,236.0	3,235.7
Real estate partnerships	5,005.1	5,044.5
Total	$12,289.5	$11,815.5

Non-controlling (Minority) Interests
At March 31, 2016 and December 31, 2015, continuing business non-controlling interests were $65 million and $64 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $1.3 million for the three months ended March 31, 2016. Net loss attributable to non-controlling interests was $1.2 million for the three months ended March 31, 2015. These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Debt securities	$194.9	$196.4
Mortgage loans	29.1	21.9
Other investments	3.8	23.9
Gross investment income	227.8	242.2
Investment expenses	(10.1)	(9.3)
Net investment income (1)	$217.7	$232.9

(1)
Net investment income includes $44.7 million and $66.6 million for the three months ended March 31, 2016 and 2015, respectively, related to investments supporting our experience-rated and discontinued products.

7.    Health Care Reform’s Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”)

We participate in certain public health insurance exchanges (“Public Exchanges”) established pursuant to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, “Health Care Reform” or the “ACA”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers the 3Rs risk management programs.

Our net receivable (payable) related to the 3Rs risk management programs at March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016			As of December 31, 2015
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Current	$291.9	$(698.9)	$(.7)	$394.5	$(710.2)	$(8.1)
Long-term	1.9	(177.7)	—	—	—	—
Total net receivable (payable)	$293.8	$(876.6)	$(.7)	$394.5	$(710.2)	$(8.1)

At March 31, 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of the prorated 12.6% HHS funding amount received for the 2014 program year, because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the Cost Sharing Subsidy and the 3Rs in each subsequent year.

8.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Credit
Three months ended March 31, 2016
Balance at December 31, 2015	$18.7		$312.4		$(74.0)		$(1,602.3)		$14.9		$(1,330.3)
Other comprehensive (loss) income
before reclassifications	(2.7)		206.3		(160.1)		—		—		43.5
Amounts reclassified from accumulated
other comprehensive income	3.4	(2)	15.2	(2)	3.6	(3)	10.4	(4)	(.7)	(4)	31.9
Other comprehensive income (loss)	.7		221.5		(156.5)		10.4		(.7)		75.4
Balance at March 31, 2016	$19.4		$533.9		$(230.5)		$(1,591.9)		$14.2		$(1,254.9)
Three months ended March 31, 2015
Balance at December 31, 2014	$34.9		$568.0		$(60.9)		$(1,670.9)		$17.6		$(1,111.3)
Other comprehensive (loss) income
before reclassifications	(2.2)		77.9		(13.9)		—		—		61.8
Amounts reclassified from accumulated
other comprehensive income	(1.6)	(2)	7.2	(2)	1.0	(3)	10.5	(4)	(.7)	(4)	16.4
Other comprehensive (loss) income	(3.8)		85.1		(12.9)		10.5		(.7)		78.2
Balance at March 31, 2015	$31.1		$653.1		$(73.8)		$(1,660.4)		$16.9		$(1,033.1)

(1)	Represents unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the effective portion of derivatives related to interest rate swaps which are reflected in interest expense and were not material during the three months ended March 31, 2016 or 2015. Refer to Note 11 beginning on page 26 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. Refer to Note 10 beginning on page 26 for additional information.

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

The fair values of our Level 2 debt securities are obtained using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2016 or December 31, 2015.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2016 or December 31, 2015.  The total fair value of our broker quoted debt securities was $79 million at March 31, 2016 and $78 million at December 31, 2015.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – We currently have two classifications of equity securities: those that are publicly traded and those that are privately placed.  Our publicly-traded securities are classified in Level 1 because quoted prices are available for these securities in an active market. For privately-placed equity securities, there is no active market; therefore, we classify these securities in Level 3 because we price these securities through an internal analysis of each investment’s financial statements and cash flow projections. Significant unobservable inputs consist of earnings and revenue multiples, discount for lack of marketability and comparability adjustments. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement, which may be significant.

Derivatives – Where quoted prices are available in an active market, our derivatives are classified in Level 1.  Certain of our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified in Level 2 because they are traded in markets where quoted market prices are not readily available.

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at March 31, 2016 and December 31, 2015 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
Debt securities:
U.S. government securities	$1,690.9	$183.8	$—	$1,874.7
States, municipalities and political subdivisions	—	5,244.9	1.0	5,245.9
U.S. corporate securities	—	8,610.2	62.8	8,673.0
Foreign securities	—	2,993.3	25.9	3,019.2
Residential mortgage-backed securities	—	956.2	—	956.2
Commercial mortgage-backed securities	—	1,301.6	—	1,301.6
Other asset-backed securities	—	888.1	—	888.1
Redeemable preferred securities	—	38.9	2.6	41.5
Total debt securities	1,690.9	20,217.0	92.3	22,000.2
Equity securities	76.6	—	30.8	107.4
Derivatives	—	.9	—	.9
Total	$1,767.5	$20,217.9	$123.1	$22,108.5
Liabilities:
Derivatives	$—	$324.4	$—	$324.4
December 31, 2015
Assets:
Debt securities:
U.S. government securities	$1,671.0	$200.7	$—	$1,871.7
States, municipalities and political subdivisions	—	5,123.4	1.1	5,124.5
U.S. corporate securities	—	8,110.5	63.9	8,174.4
Foreign securities	—	2,972.3	24.8	2,997.1
Residential mortgage-backed securities	—	924.9	—	924.9
Commercial mortgage-backed securities	—	1,270.6	—	1,270.6
Other asset-backed securities	—	894.3	—	894.3
Redeemable preferred securities	—	39.0	5.5	44.5
Total debt securities	1,671.0	19,535.7	95.3	21,302.0
Equity securities	1.7	—	19.3	21.0
Derivatives	—	19.7	—	19.7
Total	$1,672.7	$19,555.4	$114.6	$21,342.7
Liabilities:
Derivatives	$—	$88.3	$—	$88.3

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2016 or 2015. During the three months ended March 31, 2016 and 2015, we had an immaterial amount of gross transfers into and out of Level 3.

Financial Instruments Not Measured at Fair Value in our Balance Sheets
The following is a description of the valuation methodologies used for estimating the fair value of our financial assets and liabilities that are carried on our balance sheets at adjusted cost or contract value.

Mortgage loans:  Fair values are estimated by discounting expected mortgage loan cash flows at market rates that reflect the rates at which similar loans would be made to similar borrowers.  These rates reflect our assessment of the creditworthiness of the borrower and the remaining duration of the loans.  The fair value estimates of mortgage loans of lower credit quality, including problem and restructured loans, are based on the estimated fair value of the underlying collateral.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried at adjusted cost or contract value at March 31, 2016 and December 31, 2015 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
March 31, 2016
Assets:
Mortgage loans	$1,506.2	$—	$—	$1,562.2	$1,562.2
Bank loans	11.1	—	1.9	8.1	10.0
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.7	—	—	8.7	8.7
Without a fixed maturity	380.7	—	—	366.5	366.5
Long-term debt	7,780.9	—	8,427.2	—	8,427.2

December 31, 2015
Assets:
Mortgage loans	$1,553.7	$—	$—	$1,598.7	1,598.7
Bank loans	192.8	—	179.9	7.6	187.5
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.6	—	—	8.6	8.6
Without a fixed maturity	371.3	—	—	351.1	351.1
Long-term debt	7,785.4	—	8,227.3	—	8,227.3

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts financial assets at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016				December 31, 2015
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$778.4	$2,305.4	$4.4	$3,088.2	$750.4	$2,382.0	$3.8	$3,136.2
Equity securities	166.0	5.5	—	171.5	169.8	5.2	—	175.0
Derivatives	—	(1.2)	—	(1.2)	—	.2	—	.2
Common/collective trusts	—	533.7	—	533.7	—	540.2	—	540.2
Total (1)	$944.4	$2,843.4	$4.4	$3,792.2	$920.2	$2,927.6	$3.8	$3,851.6

(1)	Excludes $225.7 million and $183.5 million of cash and cash equivalents and other receivables at March 31, 2016 and December 31, 2015, respectively.

During the three months ended March 31, 2016 and 2015, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of March 31, 2016 and December 31, 2015 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
March 31, 2016
Derivatives	$.9	$11.1	$(2.8)	$9.2
Total	$.9	$11.1	$(2.8)	$9.2

December 31, 2015
Derivatives	$19.7	$11.8	$(16.4)	$15.1
Total	$19.7	$11.8	$(16.4)	$15.1

(1) There were no amounts offset in our balance sheets at March 31, 2016 or December 31, 2015.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of March 31, 2016 and December 31, 2015 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
March 31, 2016
Derivatives	$324.4	$—	$(282.7)	$41.7
Total	$324.4	$—	$(282.7)	$41.7

December 31, 2015
Derivatives	$88.3	$—	$(90.7)	$(2.4)
Total	$88.3	$—	$(90.7)	$(2.4)

(1)	There were no amounts offset in our balance sheets at March 31, 2016 or December 31, 2015.

10.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three months ended March 31, 2016 and 2015 were as follows:

	Pension Plans		OPEB Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Millions)	2016	2015	2016	2015
Amortization of prior service credit	$(.1)	$(.1)	$(.9)	$(.9)
Interest cost	64.9	65.2	2.7	2.7
Expected return on plan assets	(97.3)	(104.8)	(.6)	(.8)
Recognized net actuarial losses	15.4	15.4	.6	.7
Net periodic benefit (income) cost	$(17.1)	$(24.3)	$1.8	$1.7

11.    Debt

The carrying value of our long-term debt at March 31, 2016 and December 31, 2015 was as follows:

(Millions)	March 31, 2016	December 31, 2015
Senior notes, 5.95%, due 2017 (1)	$398.4	$402.4
Senior notes, 1.75%, due 2017	249.3	249.1
Senior notes, 1.5%, due 2017	498.0	497.7
Senior notes, 2.2%, due 2019	373.1	372.9
Senior notes, 3.95%, due 2020	743.7	743.4
Senior notes, 5.45%, due 2021	671.5	674.9
Senior notes, 4.125%, due 2021	494.4	494.1
Senior notes, 2.75%, due 2022	983.8	983.1
Senior notes, 3.5%, due 2024	741.8	741.6
Senior notes, 6.625%, due 2036	765.0	765.0
Senior notes, 6.75%, due 2037	527.1	527.0
Senior notes, 4.5%, due 2042	477.3	477.1
Senior notes, 4.125%, due 2042	488.7	488.6
Senior notes, 4.75%, due 2044	370.5	370.5
Total long-term debt	7,782.6	7,787.4
Less current portion of long-term debt	398.4	—
Less credit facility issuance costs	1.7	2.0
Total long-term debt, less current portion and credit facility issuance costs	$7,382.5	$7,785.4

(1)	At March 31, 2016, our 5.95% senior notes due March 2017 are classified as current in our consolidated balance sheet.

We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at March 31, 2016 was $813 million. At both March 31, 2016 and December 31, 2015, we did not have any outstanding borrowings from the FHLBB.

Cash Flow Hedges
During 2015 and the first quarter of 2016, we entered into various interest rate swaps and treasury rate locks with an aggregate notional value of $3.5 billion. We designated these swaps and treasury rate locks as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition. At March 31, 2016, these interest rate swaps and treasury rate locks had a pretax fair value loss of $223 million, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

During the second quarter of 2016, we terminated interest rate swaps with an aggregate notional value of $750 million and paid an aggregate of $66 million to the swap counterparties upon termination. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the hedge loss will remain in accumulated other comprehensive loss, net of tax, as the forecasted future issuance of fixed-rate debt associated with the Humana Acquisition remains probable of occurring. The hedge loss will be amortized as an increase to interest expense over a period consistent with the term of the hedged fixed-rate debt. Upon termination of the interest rate swaps, we concurrently entered into treasury rate locks with an aggregate notional value of $750 million to replace the vacated hedged positions. The treasury rate locks were designated as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition.

In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2017. On September 30, 2015, we modified the timing of the forecasted future issuance of fixed-rate debt in conjunction with the expected timing of the financing of the Humana Acquisition and, as a result, we de-designated these swaps and re-designated them as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt. The effective portion of the hedge loss of $73 million pretax remains in accumulated other comprehensive loss, net of tax, and will be amortized as an increase to interest expense over the first 20 semi-annual interest payments related to the fixed-rate debt. At March 31, 2016, we performed a quarterly effectiveness test of these swaps and determined there was $4 million pretax of ineffectiveness. The ineffectiveness was recorded as a realized capital loss in the first quarter of 2016. The effective portion of the re-designated swaps had a pretax fair value loss of $24 million at March 31, 2016, which was reflected net of tax in accumulated other comprehensive loss within shareholders’ equity.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, and in connection with the acquisition of Coventry Health Care, Inc. (“Coventry”), we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment Agreement”). On March 2, 2015, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). On July 30, 2015, in connection with the Humana Acquisition, we entered into a Third Amendment (the “Third Amendment,” and together with the First Amendment, the Incremental Commitment Agreement, the Second Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. The Third Amendment permits us to increase the commitments available under the Facility from $2.0 billion to $3.0 billion upon our request and the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement and the termination of Humana’s existing credit agreement dated as of July 9, 2013 (“Humana’s Existing Credit Agreement”). The Third Amendment also modified the calculation of total debt for purposes of determining compliance prior to the closing date of the Humana Acquisition (the “Closing Date”) with certain covenants to exclude debt incurred by us to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires.

In addition, upon our agreement with one or more financial institutions, we may expand the commitments under the Facility by an additional $500 million. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. In each of 2013, 2014 and 2015 we extended the maturity date of the Facility by one year. The maturity date of the Facility is March 27, 2020.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at March 31, 2016.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2016.  There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2016 or 2015.

Bridge Credit Agreement
On July 30, 2015, we entered into a 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”) with a group of fifteen lenders. Under the Bridge Credit Agreement, we may borrow on an unsecured basis an aggregate principal amount of up to $13.0 billion, to the extent that we have not received $13.0 billion of net cash proceeds from issuing senior notes or from certain other transactions on or prior to the Closing Date. Any proceeds of the Bridge Credit Agreement are required to be used to fund the Humana Acquisition and to pay fees and expenses in connection with the Humana Acquisition. The lenders' undrawn commitments under the Bridge Credit Agreement will be automatically and permanently reduced in an amount equal to, and we also will be required to make prepayments of any outstanding loans under the Bridge Credit Agreement with, the (i) net cash proceeds from the issuance of debt of Aetna or any of its subsidiaries, (ii) net cash proceeds from the issuance of equity of Aetna and (iii) net cash proceeds in excess of $300 million we receive from non-ordinary course asset sales, in each case subject to certain exceptions. The lenders’ obligation to fund the loans under the Bridge Credit Agreement is subject to the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement, the termination of Humana’s Existing Credit Agreement and our having used commercially reasonable efforts to issue senior notes to provide funds to pay for the cash portion of the consideration payable under the Merger Agreement, to pay Aetna’s fees and expenses related to the Humana Acquisition and/or to refinance any loans made under the Bridge Credit Agreement. Any borrowings under the Bridge Credit Agreement mature 364 days after the Closing Date. The Bridge Credit Agreement contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%. For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Bridge Credit Agreement). For purposes of determining compliance prior to the Closing Date with certain covenants, total debt also excludes debt incurred by us to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires. The Bridge Credit Agreement also contains a covenant limiting “Restricted Payments” (as defined in the Bridge Credit Agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends.

Amounts outstanding under the Bridge Credit Agreement will bear interest, at our option, either (a) at the London Interbank Offered Rate (“LIBOR”); or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt. The minimum and maximum LIBOR margins are 0.75% and 1.25% per annum, respectively, and the minimum and maximum base rate margins are 0% and 0.25% per annum, respectively, provided, however, that the applicable margins will increase by 0.25% per annum on the 90th day following the Closing Date and by an additional 0.25% per annum each 90th day thereafter while loans remain outstanding under the Bridge Credit Agreement. We will also pay to each lender on each of the following dates a duration fee equal to the following applicable percentages of the aggregate principal amount of such lender's loans outstanding under the Bridge Credit Agreement on such date: (i) 90 days after the Closing Date, 0.50%; (ii) 180 days after the Closing Date, 0.75%; and (iii) 270 days after the Closing Date, 1.00%. We will also pay the lenders certain other fees. There were no amounts outstanding under the Bridge Credit Agreement at any time during the three months ended March 31, 2016.

Term Loan Agreement
On July 30, 2015, we entered into a senior three-year term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. Under the Term Loan Agreement, we may borrow on an unsecured basis an aggregate principal amount of up to $3.2 billion. Any proceeds of the Term Loan Agreement are required to be used to fund the Humana Acquisition and to pay fees and expenses in connection with the Humana Acquisition. The lenders’ obligation to fund the loans under the Term Loan Agreement is subject to the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement and the termination of Humana’s Existing Credit Agreement. Any borrowings under the Term Loan Agreement mature three years after the Closing Date. The Term Loan Agreement contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%. For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Term Loan Agreement). For purposes of determining compliance prior to the Closing Date with certain covenants, total debt also excludes debt incurred by us to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires. The Term Loan Agreement also contains a covenant limiting “Restricted Payments” (as defined in the Term Loan Agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends.

Amounts outstanding under the Term Loan Agreement will bear interest, at our option, either (a) at LIBOR; or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt. The minimum and maximum LIBOR margins are 0.75% and 1.50% per annum, respectively, and the minimum and maximum base rate margins are 0.0% and 0.50% per annum, respectively. We will also pay the lenders certain other fees. There were no amounts outstanding under the Term Loan Agreement at any time during the three months ended March 31, 2016.

12.    Capital Stock

On November 21, 2014 and February 28, 2014, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion each.  We did not repurchase any shares of common stock during the three months ended March 31, 2016.

At March 31, 2016, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the November 21, 2014 and February 28, 2014 programs. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the three months ended March 31, 2016 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 19, 2016	$.25	April 14, 2016	April 29, 2016	$87.6

Prior to completion of the Humana Acquisition, pursuant to the Merger Agreement, our regular quarterly cash dividend will not exceed $.25 per share. Our dividend policy following the completion of the Humana Acquisition will be determined by our Board. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

On February 19, 2016, .3 million PSUs, .9 million restricted stock units (“RSUs”) and 2.2 million SARs were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve certain operating performance goals, as determined by our Board’s Committee on Compensation and Talent Management, during a three-year performance period which began January 1, 2016 and ends on December 31, 2018.  The vesting period for the PSUs ends on February 19, 2019. Each vested PSU and RSU represents one share of common stock and will be paid in shares of common stock, net of taxes, at the end of the applicable vesting period.  The RSUs generally will become 100% vested approximately three years from the grant date, with one-third vesting each December. The SARs, if exercised by the employee, will be settled in common stock, net of taxes, based on the appreciation of our common stock price over $103.45 per share, the closing price of our common stock on the grant date. SARs will generally become 100% vested approximately three years from the grant date, with one-third vesting on each anniversary of the grant date.

The SARs granted to certain employees during first quarters of 2016 and 2015 had an estimated fair market value of $34.33 and $32.13 per unit, respectively. The fair value per unit was calculated on each respective grant date using a modified Black-Scholes option pricing model using the following assumptions during the first quarters of 2016 and 2015:

	2016	2015
Expected term (in years)	7.11	6.48
Volatility	32.9%	33.4%
Risk-free interest rate	1.52%	1.81%
Dividend yield	.91%	1.13%
Initial price	$103.45	$100.50

The expected term is based on historical equity award activity. Volatility is based on a weighted average of the historical volatility of our stock price and implied volatility from traded options on our stock. The risk-free interest rate is based on a U.S. Treasury rate with a life equal to the expected life of the SARs grant. This rate was calculated by interpolating between the 7-year and 10-year U.S. Treasury rates for the first quarter of 2016 and the 5-year and 10-year U.S. Treasury rates for the first quarter of 2015. The dividend yield is based on our historical dividends in the 12 months prior to the grant date.

13.    Dividend Restrictions and Statutory Surplus

Under applicable regulatory requirements at March 31, 2016, the amount of dividends that may be paid through the end of 2016 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was $1.4 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. Prior to completion of the Humana Acquisition, pursuant to the Merger Agreement, Aetna is not permitted to declare, set aside or pay any dividend or other distribution other than a regular quarterly cash dividend in the ordinary course of business, which will not exceed $.25 per share. In addition, the Bridge Credit Agreement and Term Loan Agreement each contain a covenant limiting “Restricted Payments” (as defined in the applicable agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends. During the first quarter of 2016, our insurance and HMO subsidiaries paid $635 million of dividends to the Company.

The aggregate statutory capital and surplus of our insurance and HMO subsidiaries was $10.0 billion and $9.9 billion at March 31, 2016 and December 31, 2015, respectively.

14.    Commitments and Contingencies

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers. Our assessments generally are based on a formula relating to our premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer-governed health plans established under the ACA.

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court began a hearing in July 2015, which is scheduled to continue in the second quarter of 2016, to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty. If Penn Treaty is placed in liquidation, we and other insurers likely would be assessed immediately or over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders. We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict when or to what extent Penn Treaty ultimately will be declared insolvent, the amount of the insolvency, the amount and timing of associated future guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets. It is reasonably possible that during 2016 we may record a liability and expense relating to Penn Treaty and/or other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

Under the settlement agreement, we would have paid up to $120 million to fund claims submitted by health plan members and health care providers who were members of the settlement classes. These payments also would have funded the legal fees of plaintiffs’ counsel and the costs of administering the settlement. In connection with the proposed settlement, the Company recorded an after-tax charge to net income attributable to Aetna of $78 million in the fourth quarter of 2012.

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

We also have received subpoenas and/or requests for documents and other information from, and been investigated by, attorneys general and other state and/or federal regulators, legislators and agencies relating to, and we are involved in other litigation regarding, our out-of-network benefit payment and administration practices.  It is reasonably possible that others could initiate additional litigation or additional regulatory action against us with respect to our out-of-network benefit payment and/or administration practices.

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

CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited.  Historically, CMS did not project sample error rates to the entire contract.  As a result, the revised methodology may increase our exposure to premium refunds to CMS based on incomplete medical records maintained by providers.  Since 2013, CMS has selected certain of our Medicare Advantage contracts for contract years 2011 and 2012 for RADV audit.  We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years or the current contract year.  Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG, HHS or otherwise, including audits of our minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect our operating results, financial position and cash flows.

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

A significant number of states are investigating life insurers’ claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.  In the fourth quarter of 2013, we made changes to our life insurance claim payment practices (including related escheatment practices) based on evolving industry practices and regulatory expectations and interpretations, including expanding our existing use of the Social Security Administration’s Death Master File to identify additional potentially unclaimed death benefits and locate applicable beneficiaries. As a result of these changes, in the fourth quarter of 2013, we increased our estimated liability for unpaid life insurance claims with respect to insureds who passed away on or before December 31, 2013, and recorded in current and future benefits a charge of $35.7 million ($55.0 million pretax). Given the judicial, legislative and regulatory uncertainty with respect to life insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of further changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

There also continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, our and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including provider network adequacy, the use of performance-based networks and termination of provider contracts), provider directory accuracy, calculation of minimum medical loss ratios, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices (including the use of narrow networks and the placement of drugs in formulary tiers), sales practices, customer service practices, vendor oversight and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).

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

Summarized financial information of our segment operations for the three months ended March 31, 2016 and 2015 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended March 31, 2016
Revenue from external customers	$14,907.7	$551.1	$17.3	$—	$15,476.1
Operating earnings (loss) (1)	832.0	21.3	(.3)	(42.2)	810.8
Three Months Ended March 31, 2015
Revenue from external customers	$14,285.8	$554.5	$12.8	$—	$14,853.1
Operating earnings (loss) (1)	835.6	43.9	2.1	(37.3)	844.3

(1)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of operating earnings (1) to net income attributable to Aetna for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Operating earnings (1)	$810.8	$844.3
Transaction and integration-related costs, net of tax	(42.9)	(30.7)
Amortization of other acquired intangible assets, net of tax	(40.8)	(41.1)
Net realized capital (losses) gains, net of tax	(.5)	5.0
Net income attributable to Aetna	$726.6	$777.5

(1)
In addition to net realized capital losses and gains and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs of $42.9 million ($65.4 million pretax) during the three months ended March 31, 2016, related to the acquisitions of Coventry and bswift LLC (“bswift”) and the Humana Acquisition, and transaction and integration-related costs of $30.7 million ($45.6 million pretax) during the three months ended March 31, 2015, related to the acquisitions of Coventry, the InterGlobal Group (“InterGlobal”) and bswift. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses, as well as the cost of the Bridge Credit Agreement and the Term Loan Agreement executed in connection with the Humana Acquisition, which are reflected in our GAAP Consolidated Statements of Income in interest expense.

16.     Reinsurance

In January 2016, we entered into four-year reinsurance agreements with Vitality Re VII Limited, an unrelated reinsurer. The agreements allow us to reduce our required capital and provide $200 million of collateralized excess of loss reinsurance coverage on a portion of our group Commercial Insured Health Care business.

17.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. At both March 31, 2016 and December 31, 2015, our remaining GIC liability was not material. This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. The reserve at each of March 31, 2016 and December 31, 2015 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheets.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2016 and 2015 was as follows (pretax):

(Millions)	2016	2015
Reserve, beginning of period	$1,067.2	$1,014.7
Operating (loss) income	(13.4)	3.1
Net realized capital gains	12.5	19.0
Reserve, end of period	$1,066.3	$1,036.8

During the three months ended March 31, 2016, our discontinued products reflected an operating loss and net realized capital gains, primarily attributable to gains from the sale of debt securities and investment real estate. During the three months ended March 31, 2015, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities and investment real estate. We evaluated these 2016 results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and did not believe that an adjustment to the reserve was required at March 31, 2016.

Assets and liabilities supporting discontinued products (1) at March 31, 2016 and December 31, 2015 were as follows:

(Millions)	2016	2015
Assets:
Debt and equity securities available for sale	$2,092.3	$2,019.6
Mortgage loans	382.2	396.0
Other investments	651.2	643.5
Total investments	3,125.7	3,059.1
Other assets	100.5	128.9
Current and deferred income taxes	23.6	20.5
Receivable from continuing products (2)	611.2	602.0
Total assets	$3,861.0	$3,810.5
Liabilities:
Future policy benefits	$2,450.0	$2,493.5
Reserve for anticipated future losses on discontinued products	1,066.3	1,067.2
Other liabilities (3)	344.7	249.8
Total liabilities	$3,861.0	$3,810.5

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $94 million and $91 million for the three months ended March 31, 2016 and 2015, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three months ended

March 31, 2016 or 2015.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three month periods ended March 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP

Hartford, Connecticut
April 28, 2016

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

The following MD&A provides a review of our financial condition at March 31, 2016 and December 31, 2015 and operating results for the three months ended March 31, 2016 and 2015. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2015 Annual Report on Form 10-K (the “2015 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(Millions, except where indicated)	2016	2015
Total revenue	$15,693.4	$15,094.1
Net income attributable to Aetna	726.6	777.5
Operating earnings (1)	810.8	844.3
Total medical membership (in thousands)	22,989	23,670
Cash flows from operations	1,780.9	1,473.4

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 42 for a discussion of non-GAAP measures.  Refer to Note 15 beginning on page 35 for a reconciliation of our operating earnings to net income attributable to Aetna.

Our operating earnings decreased for the three months ended March 31, 2016 compared to the corresponding period in 2015, primarily due to lower operating earnings in our Group Insurance segment primarily as a result of lower underwriting margins in our Disability products.

Total revenue increased during the three months ended March 31, 2016 compared to the corresponding period in 2015 primarily due to higher Health Care premium yields and membership growth in our Government business, partially offset by membership losses in our group Commercial Insured products.

Total medical membership at March 31, 2016 decreased compared to March 31, 2015, primarily reflecting declines in our Commercial business, partially offset by growth in our Government business. Refer to “Health Care - Membership” beginning on page 45 for additional information on our medical membership.

We continued to generate strong cash flows from operations in 2016 and 2015, generating $1.8 billion and $1.6 billion of cash flows from operations in our Health Care and Group Insurance businesses during the three months ended March 31, 2016 and 2015, respectively.  During 2016, these cash flows funded our ordinary course operating activities, increased cash and cash equivalents in preparation for our proposed acquisition of Humana Inc. (“Humana”) and the payment of cash dividends to shareholders of $87 million.

Refer to “Liquidity and Capital Resources” beginning on page 51 and Note 12 of beginning on page 29 for additional information.

Proposed Acquisition of Humana Inc.
On July 2, 2015, we entered into a definitive agreement (as it may be amended, the "Merger Agreement") to acquire Humana in a transaction valued at approximately $37 billion, based on the closing price of Aetna common shares on July 2, 2015, including the assumption of Humana debt and Humana cash and cash equivalents. We expect to finance the cash portion of the purchase price of our proposed acquisition of Humana (the “Humana Acquisition”) through a combination of cash on hand and by issuing approximately $16.2 billion of new debt, including senior notes, term loans and commercial paper. We made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant, subject to certain exceptions, to conduct our business in the ordinary course between the execution of the Merger Agreement and the closing of the transaction.

On October 19, 2015, Aetna and Humana each obtained the approval of their respective shareholders necessary for the Humana Acquisition.

We continue to work with the U.S. Department of Justice to obtain clearance for the Humana Acquisition, and as of April 27, 2016, we had obtained approvals in fourteen of the twenty states in which change of control regulatory approvals are necessary to close the transaction. The Humana Acquisition is currently projected to close in the second half of 2016 and remains subject to customary closing conditions, including expiration of the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) waiting period and approvals of state departments of insurance and other regulators, and therefore has not been reflected in this Quarterly Report on Form 10-Q unless expressly stated otherwise.

Refer to Notes 3 and 11 beginning on pages 9 and 26, respectively, and “Forward-Looking Information/Risk Factors” beginning on page 53 for additional information on the Humana Acquisition.

Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended collectively, the “ACA”) has changed and will continue to make broad-based changes to the U.S. health care system. We expect the ACA and changes to the ACA to continue to significantly impact our business operations and financial results, including our pricing, our medical benefit ratios (“MBRs”) and the geographies in which our products are available. The ACA presents us with business opportunities, but also with financial and regulatory challenges. Most of the key components of the ACA were phased in during or prior to 2014, including public health insurance exchanges (“Public Exchanges”), required minimum MLRs in Commercial and Medicare products, the individual coverage mandate, guaranteed issue, rating limits in individual and small group products, significant new industry-wide fees, assessments and taxes, enhanced premium rate review and disclosure processes, reduced Medicare Advantage payment rates to insurers, and linking Medicare Advantage payments to a plan’s CMS quality performance ratings or “star ratings.” The effects of these changes are reflected in our financial results. Certain components of the ACA will continue to be phased in until 2020. It is reasonably possible that the ACA and/or changes to the ACA, in the aggregate, could have a significant adverse effect on our business operations and financial results.

We continue to expect the 2017 suspension of the ACA’s non tax-deductible health insurer fee (the “HIF”) to adversely affect our 2016 operating earnings, revenues and medical benefit ratios as this change begins to be reflected in reduced premiums for 2016 medical customer renewals that have member months in 2017. In addition, there is some uncertainty whether we will be able to include all of our portion of the industry-wide $14.3 billion 2018 HIF in our premium rates beginning with 2017 medical customer renewals that have member months in 2018, particularly following the HIF suspension for 2017.

The HIF applicable to 2016 is payable in September 2016 and is being recorded within operating expenses on a straight-line basis in our 2016 financial results. We expect that our expense for this fee in 2016 will be $855 million. In aggregate, we expect our portion of the total fees, taxes and assessments imposed by the ACA to be approximately $1 billion in 2016.

For additional information on the ACA, refer to “MD&A-Overview-Health Care Reform,” “MD&A-Outlook for 2016,” “Regulatory Environment” and “Forward-Looking Information/Risk Factors” in our 2015 Annual Report.

Medicare Update
On April 5, 2016, the Centers for Medicare & Medicaid Services (“CMS”) issued its Final Notice detailing final 2017 Medicare Advantage benchmark payment rates (the “Final Notice”). The Final Notice provides for rate cuts to the employer group waiver program that will begin in 2017 and be fully phased in for 2018 as well as adverse changes to the risk adjustment mechanism for dual eligible beneficiaries and the Medicare Advantage star rating program. Overall, we project the benchmark rates in the Final Notice will decrease funding for our Medicare Advantage business by less than 1 percent in 2017 compared to 2016.

Management Update
Thomas J. Sabatino, Jr., Executive Vice President and General Counsel, joined Aetna in April 2016 and succeeded William J. Casazza who will continue to serve as a strategic advisor to Aetna in connection with the Humana Acquisition. Mr. Casazza has decided to retire upon the close of the Humana Acquisition.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure included in Note 15 beginning on page 35.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Our discussion of operating results is based on operating earnings. Operating earnings exclude from net income attributable to Aetna reported in accordance with GAAP net realized capital gains or losses, amortization of other acquired intangible assets and other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Although the excluded items may recur, we believe excluding them from net income attributable to Aetna to arrive at operating earnings provides a more useful comparison of our underlying business performance from period to period.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities. Amortization of other acquired intangible assets relates to our acquisition activities, including Coventry Health Care, Inc. (“Coventry”), the InterGlobal Group (“InterGlobal”) and bswift LLC (“bswift”). These transactions and amortization do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  Operating earnings is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as the allocation of resources among our business segments. In each business segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income attributable to Aetna.  Each table details the net realized capital gains or losses, amortization of other acquired intangible assets and any other items excluded from net income attributable to Aetna, and the footnotes to each table describe the nature of each other item and the reason we believe it is appropriate to exclude that item from net income attributable to Aetna. Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging businesses products and services, such as Accountable Care Solutions, that complement and enhance our medical products.  We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies.  We separately track premiums and health care costs for Government businesses (which represent our combined Medicare and Medicaid products). All other medical, dental and other Health Care products are referred to as Commercial.

Operating Summary:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Premiums:
Commercial	$6,964.3	$7,209.7
Government	6,504.7	5,730.4
Total premiums	13,469.0	12,940.1
Fees and other revenue	1,438.7	1,345.7
Net investment income	112.6	97.5
Net realized capital (losses) gains	(6.0)	4.6
Total revenue	15,014.3	14,387.9
Health care costs	10,847.7	10,240.5
Operating expenses:
Selling expenses	389.8	386.3
General and administrative expenses	2,366.3	2,335.9
Total operating expenses	2,756.1	2,722.2
Amortization of other acquired intangible assets	62.8	63.2
Total benefits and expenses	13,666.6	13,025.9
Income before income taxes	1,347.7	1,362.0
Income taxes	586.2	597.7
Net income including non-controlling interests	761.5	764.3
Less: Net income (loss) attributable to non-controlling interests	2.7	(2.2)
Net income attributable to Aetna for Health Care	$758.8	$766.5

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for our Health Care segment:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Net income attributable to Aetna for Health Care	$758.8	$766.5
Transaction and integration-related costs, net of tax	28.2	30.7
Amortization of other acquired intangible assets, net of tax	40.8	41.1
Net realized capital losses (gains), net of tax	4.2	(2.7)
Operating earnings for Health Care	$832.0	$835.6

(1)
Operating earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 15 beginning on page 35. Of the total transaction and integration-related costs described in the reconciliation in Note 15 beginning on page 35, $28.2 million ($42.8 million pretax) and $30.7 million ($45.6 million pretax) were recorded in the Health Care segment in the three months ended March 31, 2016 and 2015, respectively.

Operating earnings for the three months ended March 31, 2016 remained relatively flat compared to the corresponding period in 2015, primarily as a result of lower underwriting margins in our Commercial business, substantially offset by higher fees and other revenue.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three months ended March 31, 2016 and 2015, our MBRs by product were:

	Three Months Ended
	March 31,
	2016	2015
Commercial	77.8%	77.4%
Government	83.4%	81.3%
Total Health Care	80.5%	79.1%

Refer to our discussion of Commercial and Government results below for an explanation of the changes in our premiums and MBRs.

Commercial operating results for the three months ended March 31, 2016 reflect a decline in membership and lower underwriting margins compared to the corresponding period in 2015.
Commercial premiums decreased $245 million for the three months ended March 31, 2016 compared to the corresponding period in 2015, primarily due to membership losses in our group Commercial Insured products, partially offset by higher premium yields.

Our Commercial MBR increased 40 basis points for the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase in our Commercial MBR for the three months ended March 31, 2016 is primarily due to the extra calendar day of service in the first quarter of 2016.

Government operating results for the three months ended March 31, 2016 reflect an increase in membership and steady underwriting margins compared to the corresponding period in 2015.
Government premiums increased $774 million for the three months ended March 31, 2016 compared to the corresponding period in 2015, primarily as a result of membership growth in our Government business.

Our Government MBR increased 210 basis points for the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase in our Government MBR for the three months ended March 31, 2016 is primarily a result of lower favorable development of prior-years’ health care cost estimates in 2016.

Fees and Other Revenue
Health Care fees and other revenue increased $93 million for the three months ended March 31, 2016 compared to the corresponding period in 2015, primarily as a result of higher average fee yields.

Income Taxes
Our effective tax rate remained relatively flat at 43.5 percent for the three months ended March 31, 2016 compared with 43.9 percent for the three months ended March 31, 2015.

Membership
Health Care’s membership at March 31, 2016 and 2015 was:

	2016			2015
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,792	12,931	18,723	6,363	13,496	19,859
Medicare Advantage	1,332	—	1,332	1,228	—	1,228
Medicare Supplement	612	—	612	488	—	488
Medicaid (1)	1,549	773	2,322	1,338	757	2,095
Total Medical Membership	9,285	13,704	22,989	9,417	14,253	23,670

Consumer-Directed Health Plans (2)			4,320			3,981

Dually-Eligible for Medicare and Medicaid (1)			26			23

Dental:
Total Dental Membership	5,913	8,392	14,305	6,182	8,413	14,595	(3)

Pharmacy:
Commercial			9,767			10,789
Medicare PDP (stand-alone)			1,939			1,435
Medicare Advantage PDP			934			850
Medicaid (1)			2,602			2,351
Total Pharmacy Benefit Management Services			15,242			15,425

(1)	Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

(2)	Represents members in consumer-directed health plans who also are included in Commercial medical membership above.

(3)
Dental ASC membership at March 31, 2015 has been revised to reflect a reduction of approximately 1 million Dental ASC members, as applicable Medicaid ASC members did not have a Dental ASC product at such date. This revision did not affect our financial statements.

Total medical membership at March 31, 2016 decreased compared to March 31, 2015, primarily reflecting declines in our Commercial business, partially offset by growth in our Government business.

Total dental membership at March 31, 2016 decreased slightly compared to March 31, 2015, primarily reflecting declines in our Insured dental products.

Total pharmacy benefit management services membership decreased slightly at March 31, 2016 compared to March 31, 2015, primarily reflecting declines in our Commercial business, partially offset by growth in our Government business.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the three months ended March 31, 2016 and 2015:

(Millions)	2016	2015
Health care costs payable, beginning of period	$6,305.7	$5,621.1
Less: reinsurance recoverables	4.1	5.8
Health care costs payable, beginning of period, net	6,301.6	5,615.3
Add: Components of incurred health care costs:
Current year	11,474.5	10,893.6
Prior years	(626.8)	(653.1)
Total incurred health care costs	10,847.7	10,240.5

Less: Claims paid
Current year	5,929.2	5,929.8
Prior years	4,398.2	3,841.5
Total claims paid	10,327.4	9,771.3

Health care costs payable, end of period, net	6,821.9	6,084.5
Add: reinsurance recoverables	2.9	2.7
Health care costs payable, end of period	$6,824.8	$6,087.2

Our estimates of prior years’ health care costs payable decreased by $627 million and $653 million in the three months ended March 31, 2016 and 2015, respectively, resulting from claims being settled for amounts less than originally estimated, primarily due to lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of current year health care costs payable.

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

Operating Summary:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Premiums:
Life	$280.0	$301.8
Disability	234.2	214.7
Long-term care	10.8	11.1
Total premiums	525.0	527.6
Fees and other revenue	26.1	26.9
Net investment income	57.7	62.5
Net realized capital gains	3.2	2.9
Total revenue	612.0	619.9
Current and future benefits	465.8	448.1
Operating expenses:
Selling expenses	31.3	28.6
General and administrative expenses	87.3	84.4
Total operating expenses	118.6	113.0
Total benefits and expenses	584.4	561.1
Income before income taxes	27.6	58.8
Income taxes	4.2	13.0
Net income attributable to Aetna for Group Insurance	$23.4	$45.8

The table presented below reconciles net income attributable to Aetna to operating earnings for our Group Insurance segment:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Net income attributable to Aetna for Group Insurance	$23.4	$45.8
Net realized capital gains, net of tax	(2.1)	(1.9)
Operating earnings for Group Insurance	$21.3	$43.9

Operating earnings for the three months ended March 31, 2016 decreased by $23 million when compared to the corresponding period in 2015, primarily due to lower underwriting margins in our Disability products.

We calculate our group benefit ratio by dividing current and future benefits by total premiums.  Our group benefit ratios were:

	Three Months Ended
	March 31,
	2016	2015
Group benefit ratio	88.7%	84.9%

The 380 basis point increase in our group benefit ratio for the three months ended March 31, 2016 compared to the corresponding period in 2015 is primarily due to lower underwriting margins in our Disability products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Premiums	$15.1	$10.4
Net investment income	47.4	72.9
Other revenue	2.2	2.4
Net realized capital gains	2.4	.6
Total revenue	67.1	86.3
Current and future benefits	63.1	80.0
General and administrative expenses	3.2	3.1
Total benefits and expenses	66.3	83.1
Income before income taxes (benefits)	.8	3.2
Income taxes (benefits)	.9	(.3)
Net (loss) income including non-controlling interests	(.1)	3.5
Less: Net (loss) income attributable to non-controlling interests	(1.4)	1.0
Net income attributable to Aetna for Large Case Pensions	$1.3	$2.5

The table presented below reconciles net income attributable to Aetna to operating (loss) earnings for our Large Case Pensions segment:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Net income attributable to Aetna for Large Case Pensions	$1.3	$2.5
Net realized capital gains, net of tax	(1.6)	(.4)
Operating (loss) earnings for Large Case Pensions	$(.3)	$2.1

Total revenue decreased by $19 million for the three months ended March 31, 2016, when compared to the corresponding period in 2015, primarily as a result of lower net investment income.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  At both March 31, 2016 and December 31, 2015, our remaining GIC liability was not material. We provide additional information on the reserve for anticipated future losses, including key assumptions and other important information, in Note 17 beginning on page 36.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. The current reserve reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheets.

Refer to Note 17 of beginning on page 36 for additional information on the activity in the reserve for anticipated future losses on discontinued products during the three months ended March 31, 2016 and 2015.

INVESTMENTS

Our investment portfolio supported the following products at March 31, 2016 and December 31, 2015:

(Millions)	March 31, 2016	December 31, 2015
Experience-rated products (1)	$1,175.4	$1,156.7
Discontinued products (1)	3,125.7	3,059.1
Remaining products	20,938.9	20,463.8
Total investments	$25,240.0	$24,679.6

(1)	Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
(Millions)	2016	2015
Scheduled contract maturities and benefit payments (1)	$18.0	$20.2
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	.7	8.8
Participant-directed withdrawals	.4	1.0

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both March 31, 2016 and December 31, 2015, with approximately $5.2 billion and $5.0 billion rated AAA at March 31, 2016 and December 31, 2015, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.5 billion and $1.4 billion at March 31, 2016 and December 31, 2015, respectively (of which 13% at both March 31, 2016 and December 31, 2015, supported our experience-rated and discontinued products).

At March 31, 2016 and December 31, 2015, we held $973 million and $956 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 4% of our total investments at each date.  These securities had an average credit quality rating of AA at both March 31, 2016 and December 31, 2015, with the guarantee.  These securities had an average credit quality rating of A+ and A at March 31, 2016 and December 31,

2015, respectively, without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both March 31, 2016 and December 31, 2015, less than 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

Additionally, at both March 31, 2016 and December 31, 2015, less than 7% of our investment portfolio was comprised of investments that have exposure to the oil and gas industry, with more than half that amount comprised of investment grade rated debt securities. These exposures are experiencing varied degrees of financial strains in the current depressed oil and gas price environment, and the likelihood of our portfolio incurring realized capital losses on these exposures may increase if such depressed prices persist and/or decline further.

We generally classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheets.  At both March 31, 2016 and December 31, 2015, 1% of our debt and equity securities were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 9 beginning on page 19 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

Refer to Note 6 beginning on page 11 for details related to:

•	Our investment portfolio balances at March 31, 2016 and December 31, 2015;

•	Gross unrealized capital gains and losses by major security type;

•	Debt securities with unrealized capital losses (including the amounts related to experience-rated and discontinued products);

•	Our net realized capital gains and losses; and

•	Our mortgage loan portfolio.

We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than-temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the security.  The amount of the credit-related impairment is included in our operating results, and the non-credit related component is included in other comprehensive income unless we intend to sell the security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery of its amortized cost basis.  Accounting for other-than-temporary impairment (“OTTI”) of our debt securities is considered a critical accounting estimate.  Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” in our 2015 Annual Report for additional information.

Risk Management and Market-Sensitive Instruments
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities when appropriate.  We manage credit risk by seeking to maintain high average credit quality ratings and diversified sector exposure within our debt securities portfolio.  In connection with our investment and risk management objectives, we also use derivative financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  Our use of these derivatives is generally limited to hedging risk and has principally consisted of using interest rate swaps, treasury rate locks, forward contracts, futures contracts, warrants, put options and credit default swaps.  These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk.  However, when used for hedging, we expect these instruments to reduce overall risk.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for us.  Based upon this analysis, there have been no material changes in our exposure to these risks since December 31, 2015. Refer to the MD&A in our 2015 Annual Report for a more complete discussion of risk management and market-sensitive instruments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, issuing commercial paper, taking cash advances from the Federal Home Loan Bank of Boston (“FHLBB”) and entering into repurchase agreements from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, operating expenses, share and debt repurchases, repayment of debt, acquisitions, contract withdrawals, shareholder dividends and to increase cash and cash equivalents in anticipation of the Humana Acquisition.  We have committed short-term borrowing capacity of $2.0 billion through a revolving credit facility agreement that expires in March 2020.

Presented below is a condensed statement of cash flows for the three months ended March 31, 2016 and 2015. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

	Three Months Ended
	March 31,
(Millions)	2016	2015
Cash flows from operating activities
Health Care and Group Insurance	$1,843.7	$1,556.2
Large Case Pensions	(62.8)	(82.8)
Net cash provided by operating activities	1,780.9	1,473.4
Cash flows from investing activities
Health Care and Group Insurance	(203.8)	(92.3)
Large Case Pensions	27.1	114.1
Net cash (used for) provided by investing activities	(176.7)	21.8
Net cash used for financing activities	(362.1)	(999.8)
Net increase in cash and cash equivalents	$1,242.1	$495.4

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $1.8 billion and $1.6 billion for the three months ended March 31, 2016 and 2015, respectively. The increase in cash flows provided by operating activities for the three months ended March 31, 2016 compared with the corresponding period in 2015 is primarily attributable to the timing of collections of premium and other receivables.

Cash flows used for investing activities were $177 million for the three months ended March 31, 2016, compared with cash flows provided by investing activities of $22 million for the three months ended March 31, 2015.  The increase in cash used for investing activities for the three months ended March 31, 2016 compared with the corresponding period in 2015 is primarily attributable to higher net purchases of investments.

During the three months ended March 31, 2016, our cash flows used for financing activities reflect collateral paid on interest rate hedges, dividends paid to our shareholders and the issuance of common shares under benefit plans. During the three months ended March 31, 2015, our cash flows used for financing activities reflect the repayment of debt, settlements from repurchase agreements, share repurchases, dividends paid to our shareholders and the issuance of common shares under benefit plans. Refer to Note 12 beginning on page 29 for more information about dividend payments.

Long-Term Debt, Revolving Credit Facility; Bridge Credit Agreement; and Term Loan Agreement
In support of our capital management goals, during 2015 we repaid maturing long-term debt and extended the maturity date of our revolving credit facility. Additionally, in July 2015 and in connection with the Humana Acquisition, we entered into a $13.0 billion 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”) and a $3.2 billion three-year term loan credit agreement (the “Term Loan Agreement”). In addition, in July 2015, we amended our revolving credit facility to increase the commitments available from $2.0 billion to $3.0 billion upon our request and the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement and termination of Humana’s existing credit agreement dated as of July 9, 2013. Refer to Note 11 beginning on page 26 for additional information on these transactions.

Cash Flow Hedges
We have entered into various interest rate swaps and treasury rate locks that are designated as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition. Refer to Note 11 beginning on page 26 for additional information on these transactions.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At both March 31, 2016 and December 31, 2015, we did not have any commercial paper outstanding. There were no commercial paper borrowings during the three months ended March 31, 2016.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 32% at March 31, 2016. At the completion of the Humana Acquisition, we currently project our debt to capital ratio will be approximately 46% as we expect to issue approximately $16.2 billion of new debt, including senior notes, term loans and commercial paper, to partially finance the cash portion of the purchase price. Following the announcement of the Humana Acquisition in July 2015, each of Standard & Poor’s Rating Services, A.M. Best, Fitch Ratings and Moody’s Investors Service placed certain of our debt, financial strength and other credit ratings under review for a possible downgrade. We currently project that our debt to capital ratio will decrease below 40% over the 24 months following the completion of the Humana Acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $102 million and $80 million for the three months ended March 31, 2016 and 2015, respectively. The increase in interest expense during 2016 compared to 2015 reflects the impact of the Bridge Credit Agreement and the Term Loan Agreement.

Refer to Notes 11 and 12 beginning on pages 26 and 29, respectively, for information on our FHLBB membership and our stock-based compensation awards granted during 2016, respectively.

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2015 Annual Report for information on accounting policies that we consider critical in preparing our consolidated financial statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not ultimately reflect the actual amounts that occur.

REGULATORY ENVIRONMENT
There were no material changes in the regulation of our business since December 31, 2015.  Refer to the “Regulatory Environment” section in our 2015 Annual Report for information on the regulation of our business.

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

You should read the Forward Looking Information/Risk Factors section of our 2015 Annual Report. You should read that section of our 2015 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

Risks relating to Humana.
Following completion of the Merger, Aetna will be subject to the risks described in (i) Part I, Item 1A in Humana's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016, and incorporated by reference into our 2015 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We have not experienced any material changes in exposures to market risk since December 31, 2015.  Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 50 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2016 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 53 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not repurchase any shares of common stock. At March 31, 2016, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under our November 21, 2014 and February 28, 2014 programs. Prior to the closing of the Humana Acquisition, our ability to repurchase shares of common stock will be limited. We expect to suspend our share repurchase programs for approximately six months following the closing of the transaction.

The information contained in Note 12 of Condensed Notes to Consolidated Financial Statements, beginning on page 29 is incorporated herein by reference.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contracts

10.1	Letter Agreement dated September 17, 2015 between Aetna Inc. and Gary W. Loveman. *

11	Statement re: computation of per share earnings

11.1	“Computation of per share earnings” is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 10 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 28, 2016 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	April 28, 2016	By	/s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts

10.1	Letter Agreement dated September 17, 2015 between Aetna Inc. and Gary W. Loveman.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated April 28, 2016 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic