Form 10-Q
period 2016-06-30
AETNA INC /PA/
filed 2016-08-02
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2016
or

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

There were 350.8 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at June 30, 2016.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2016

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm on page 41), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions, except per common share data)	2016	2015	2016	2015
Revenue:
Health care premiums	$13,629.5	$12,936.5	$27,098.5	$25,876.6
Other premiums	547.2	546.0	1,087.3	1,084.0
Fees and other revenue (1)	1,473.5	1,509.0	2,940.5	2,884.0
Net investment income	251.0	247.4	468.7	480.3
Net realized capital gains	51.1	2.0	50.7	10.1
Total revenue	15,952.3	15,240.9	31,645.7	30,335.0
Benefits and expenses:
Health care costs (2)	11,232.1	10,496.3	22,079.8	20,736.8
Current and future benefits	525.5	539.2	1,054.4	1,067.3
Operating expenses:
Selling expenses	415.7	405.7	836.8	820.6
General and administrative expenses	2,367.4	2,394.8	4,809.9	4,795.4
Total operating expenses	2,783.1	2,800.5	5,646.7	5,616.0
Interest expense	123.7	79.6	225.5	159.8
Amortization of other acquired intangible assets	62.8	63.7	125.6	126.9
Reduction of reserve for anticipated future losses
on discontinued products	(128.5)	—	(128.5)	—
Total benefits and expenses	14,598.7	13,979.3	29,003.5	27,706.8
Income before income taxes	1,353.6	1,261.6	2,642.2	2,628.2
Income taxes:
Current	554.2	515.7	1,117.0	1,162.7
Deferred	6.7	11.3	(5.7)	(45.4)
Total income taxes	560.9	527.0	1,111.3	1,117.3
Net income including non-controlling interests	792.7	734.6	1,530.9	1,510.9
Less: Net income attributable to non-controlling interests	1.9	2.8	3.2	1.6
Net income attributable to Aetna	$790.8	$731.8	$1,527.7	$1,509.3
Earnings per common share:
Basic	$2.25	$2.10	$4.35	$4.32
Diluted	$2.23	$2.08	$4.32	$4.28

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $35.0 million and $59.4 million (net of pharmaceutical and processing costs of $332.7 million and $641.1 million) for the three and six months ended June 30, 2016, respectively, and $28.5 million and $52.6 million (net of pharmaceutical and processing costs of $327.9 million and $627.2 million) for the three and six months ended June 30, 2015, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $28.1 million and $62.1 million for the three and six months ended June 30, 2016, respectively, and $30.2 million and $63.6 million for the three and six months ended June 30, 2015, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(Millions)	2016	2015	2016	2015
Net income including non-controlling interests	$792.7	$734.6	$1,530.9	$1,510.9
Other comprehensive income (loss), net of tax:
Previously impaired debt securities: (1)
Net unrealized gains (losses)
($.2, $(2.7), ($4.0) and $(6.1) pretax)	.1	(1.8)	(2.6)	(4.0)
Less: reclassification of (losses) gains to earnings
($(.6), $7.4, $(5.9) and $9.8 pretax)	(.4)	4.8	(3.8)	6.4
Total previously impaired debt securities (1)	.5	(6.6)	1.2	(10.4)
All other securities:
Net unrealized gains (losses)
($298.8, $(430.7), $616.2 and $(310.8) pretax)	194.2	(279.9)	400.5	(202.0)
Less: reclassification of gains (losses) to earnings
($45.2, $(28.4), $21.8 and $(39.4) pretax)	29.4	(18.4)	14.2	(25.6)
Total all other securities	164.8	(261.5)	386.3	(176.4)
Foreign currency and derivatives:
Net unrealized (losses) gains
($(23.7), $26.8, $(270.0) and $5.4 pretax)	(15.4)	17.4	(175.5)	3.5
Less: reclassification of losses to earnings
($(4.4), $(1.4), $(9.9) and $(2.9) pretax)	(2.9)	(.9)	(6.5)	(1.9)
Total foreign currency and derivatives	(12.5)	18.3	(169.0)	5.4
Pension and other postretirement employee benefit (“OPEB”) plans:
Less: amortization of net actuarial losses
($(15.9), $(16.0), $(31.9) and $(32.1) pretax)	(10.4)	(10.4)	(20.8)	(20.9)
Less: amortization of prior service credit
($1.1, $1.0, $2.1 and $2.0 pretax)	.7	.6	1.4	1.3
Total pension and OPEB plans	9.7	9.8	19.4	19.6
Other comprehensive income (loss)	162.5	(240.0)	237.9	(161.8)
Comprehensive income including non-controlling interests	955.2	494.6	1,768.8	1,349.1
Less: Comprehensive income attributable to non-controlling interests	1.9	2.8	3.2	1.6
Comprehensive income attributable to Aetna	$953.3	$491.8	$1,765.6	$1,347.5

(1)
Represents unrealized gains (losses) on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At June 30, 2016	At December 31, 2015
Assets:
Current assets:
Cash and cash equivalents	$17,119.4	$2,524.3
Investments	2,981.8	3,014.8
Premiums receivable, net	3,090.4	1,753.1
Other receivables, net	2,799.2	2,443.2
Accrued investment income	229.3	227.7
Income taxes receivable	—	260.4
Other current assets	2,905.2	2,509.5
Total current assets	29,125.3	12,733.0
Long-term investments	22,423.0	21,664.8
Reinsurance recoverables	767.5	723.9
Goodwill	10,636.8	10,636.8
Other acquired intangible assets, net	1,563.7	1,688.3
Property and equipment, net	605.0	629.7
Other long-term assets	1,300.3	1,269.9
Separate Accounts assets	4,180.4	4,035.1
Total assets	$70,602.0	$53,381.5

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$6,942.7	$6,305.7
Future policy benefits	660.4	671.8
Unpaid claims	766.3	772.3
Unearned premiums	582.4	549.2
Policyholders’ funds	2,575.5	2,262.5
Current portion of long-term debt	643.9	—
Income taxes payable	163.2	—
Accrued expenses and other current liabilities	5,939.5	4,920.0
Total current liabilities	18,273.9	15,481.5
Future policy benefits	6,039.8	6,268.2
Unpaid claims	1,686.3	1,655.6
Policyholders’ funds	930.4	885.6
Long-term debt, less current portion	20,019.1	7,785.4
Deferred income taxes	341.3	177.4
Other long-term liabilities	1,353.1	914.1
Separate Accounts liabilities	4,180.4	4,035.1
Total liabilities	52,824.3	37,202.9
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 350.8 million shares issued and outstanding in 2016; 2.5 billion shares authorized and 349.5 million shares issued and
outstanding in 2015) and additional paid-in capital	4,653.2	4,647.2
Retained earnings	14,149.8	12,797.4
Accumulated other comprehensive loss	(1,092.4)	(1,330.3)
Total Aetna shareholders’ equity	17,710.6	16,114.3
Non-controlling interests	67.1	64.3
Total equity	17,777.7	16,178.6
Total liabilities and equity	$70,602.0	$53,381.5

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Six Months Ended June 30, 2016
Balance at December 31, 2015	349.5	$4,647.2	$12,797.4	$(1,330.3)	$16,114.3	$64.3	$16,178.6
Net income	—	—	1,527.7	—	1,527.7	3.2	1,530.9
Other decreases in non-
controlling interest	—	—	—	—	—	(.4)	(.4)
Other comprehensive income (Note 9)	—	—	—	237.9	237.9	—	237.9
Common shares issued for benefit
plans, net of employee tax
withholdings	1.3	6.0	—	—	6.0	—	6.0
Dividends declared	—	—	(175.3)	—	(175.3)	—	(175.3)
Balance at June 30, 2016	350.8	$4,653.2	$14,149.8	$(1,092.4)	$17,710.6	$67.1	$17,777.7

Six Months Ended June 30, 2015
Balance at December 31, 2014	349.8	$4,542.2	$11,051.7	$(1,111.3)	$14,482.6	$69.2	$14,551.8
Net income	—	—	1,509.3	—	1,509.3	1.6	1,510.9
Other decreases in non-
controlling interest	—	—	—	—	—	(9.6)	(9.6)
Other comprehensive loss (Note 9)	—	—	—	(161.8)	(161.8)	—	(161.8)
Common shares issued for benefit
plans, including tax benefits, net of
employee tax withholdings	1.8	47.0	—	—	47.0	—	47.0
Repurchases of common shares	(3.0)	(.1)	(296.2)	—	(296.3)	—	(296.3)
Dividends declared	—	—	(174.2)	—	(174.2)	—	(174.2)
Balance at June 30, 2015	348.6	$4,589.1	$12,090.6	$(1,273.1)	$15,406.6	$61.2	$15,467.8

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Millions)	2016	2015
Cash flows from operating activities:
Net income including non-controlling interests	$1,530.9	$1,510.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital gains	(50.7)	(10.1)
Depreciation and amortization	342.9	330.0
Debt fair value amortization	(14.8)	(15.3)
Equity in earnings of affiliates, net	(2.4)	(35.7)
Stock-based compensation expense	100.7	96.7
Reduction of reserve for anticipated future losses on discontinued products	(128.5)	—
Amortization of net investment premium	39.5	42.8
Changes in assets and liabilities:
Accrued investment income	(1.6)	(2.6)
Premiums due and other receivables	(1,560.4)	(1,588.7)
Income taxes	418.4	230.0
Other assets and other liabilities	817.0	781.8
Health care and insurance liabilities	718.8	389.3
Net cash provided by operating activities	2,209.8	1,729.1
Cash flows from investing activities:
Proceeds from sales and maturities of investments	6,698.8	5,872.0
Cost of investments	(6,534.2)	(6,193.8)
Additions to property, equipment and software	(128.7)	(187.8)
Cash used for acquisitions, net of cash acquired	—	(20.6)
Net cash provided by (used for) investing activities	35.9	(530.2)
Cash flows from financing activities:
Issuance of long-term debt	12,885.7	—
Repayment of long-term debt	—	(228.8)
Net repayment of short-term debt	—	(500.0)
(Withdrawals) net of deposits and interest credited to investment contracts	—	(35.5)
Common shares issued under benefit plans, net	(87.4)	(95.2)
Stock-based compensation tax benefits	—	38.5
Settlements from repurchase agreements	—	(201.7)
Common shares repurchased	—	(296.3)
Dividends paid to shareholders	(175.0)	(174.3)
Net (payment) receipt on interest rate derivatives	(273.5)	9.5
Distributions, non-controlling interests	(.4)	(9.7)
Net cash provided by (used for) financing activities	12,349.4	(1,493.5)
Net increase (decrease) in cash and cash equivalents	14,595.1	(294.6)
Cash and cash equivalents, beginning of period	2,524.3	1,420.4
Cash and cash equivalents, end of period	$17,119.4	$1,125.8
Supplemental cash flow information:
Interest paid	$171.9	$173.2
Income taxes paid	702.5	848.0

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 18 beginning on page 38 for additional information).

2.	Summary of Significant Accounting Policies

Interim Financial Statements
These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2015 Annual Report on Form 10-K (our “2015 Annual Report”).  Certain financial information that is normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), but that is not required for interim reporting purposes, has been condensed or omitted.  We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2015 Annual Report, unless the information contained in those disclosures materially changed and is required by GAAP.  The Company has evaluated subsequent events that occurred after June 30, 2016 through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in Notes 3 and 15 beginning on pages 10 and 32.

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

Amendments to the Consolidation Analysis
Effective January 1, 2016, we adopted new accounting guidance related to the evaluation of consolidation for certain legal entities. The amendment changes how a reporting entity assesses consolidation, including whether an entity is considered a variable interest entity, determination of the primary beneficiary and how related parties are considered in the analysis. The adoption of this new guidance required more of our other investments to be considered variable interest entities; however, it did not require additional investments to be consolidated or de-consolidated or have a material impact on our financial position or operating results. Our variable interest entity disclosures as of December 31, 2015 were retrospectively adjusted to conform with the new accounting guidance. Refer to Note 7 beginning on page 12 for further discussion.

Simplifying the Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted new accounting guidance related to the financial statement presentation of all debt issuance costs, including those related to line-of-credit arrangements. The amendment requires debt issuance costs to be presented as a direct deduction from the carrying amount of our debt liability, consistent with the approach used for debt premiums or discounts. We also elected to report debt issuance costs associated with any line-of-credit arrangements as a direct deduction from the carrying amount of our debt liability. Amortization of debt issuance costs also will be reported in our statements of income in interest expense, as opposed to general and administrative expenses. We are applying this new guidance on a full retrospective basis, with all prior periods restated for the new presentation. The adoption of this new guidance requires certain reclassifications in our financial statements and did not have a material impact on our financial position or operating results. As a result of adopting this guidance, we reclassified $43 million of other current and long-term assets as a reduction of long-term debt on our balance sheet at December 31, 2015. Additionally, we reclassified an immaterial amount of general and administrative expenses into interest expense for the three and six months ended June 30, 2015.

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

Improvements to Employee Share-Based Payment Accounting
Effective April 1, 2016, we elected to early adopt new accounting guidance related to the accounting for and financial statement presentation of employee share-based payments. As a result of adopting this new guidance, we recognized an immaterial amount of excess tax benefits in our statements of income that previously would have been recorded in additional paid-in capital for the three and six months ended June 30, 2016, and correspondingly reclassified the excess tax benefits for the six months ended June 30, 2016 from financing activities to operating activities in our statements of cash flows. We applied each of these provisions on a prospective basis, with adjustments reflected as of January 1, 2016, and prior periods were not retrospectively adjusted. Our ability under the new guidance to withhold more shares to satisfy our statutory income tax obligations had no impact on our financial statements and was adopted on a modified retrospective basis. We continue to estimate expected forfeitures of share-based payment awards in each period.

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

Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, we will adopt new accounting guidance related to the measurement of credit losses on financial assets and certain other instruments. The new guidance requires the use of a new forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments; requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account; and revises certain disclosure requirements. We are still assessing the impact of this new guidance on our financial position and operating results.

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

On October 19, 2015, Aetna and Humana each obtained the approval of their respective shareholders necessary for our proposed acquisition of Humana (the “Humana Acquisition”). On June 24, 2016, in accordance with the terms of the Merger Agreement, each of Aetna and Humana delivered a written notice to the other that such party had elected to extend the “End Date” (as defined in the Merger Agreement) from June 30, 2016 to December 31, 2016.

In June 2016, we issued $13 billion of senior notes (collectively, the “2016 Humana-related senior notes”) to partially fund the Humana Acquisition. If the Humana Acquisition has not been completed by December 31, 2016 (or such later date to which the “End Date” under the Merger Agreement is extended by agreement between us and Humana) or if, prior to such date, the Merger Agreement is terminated, we must redeem approximately $10.2 billion aggregate principal amount of certain of the 2016 Humana-related senior notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest and recognize the entire unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts in our net income upon such redemption.

On July 21, 2016, the U.S. Department of Justice (the “DOJ”) and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia against us and Humana charging that the Humana Acquisition would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana (the “DOJ litigation”). The DOJ litigation could extend beyond December 31, 2016. We plan to vigorously defend the Humana Acquisition.

In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage, on August 2, 2016, we entered into a definitive agreement (as it may be amended, the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. Also on August 2, 2016, Humana entered into a substantially identical definitive agreement (as it may be amended, the “Humana APA”) to sell for cash to Molina certain of Humana’s Medicare Advantage assets. The sale price under the Aetna APA is approximately $76 million, based on the estimated membership in the plans that are involved in the transaction. The transactions contemplated by the Aetna APA and the Humana APA remain subject to the completion of the Humana Acquisition, the resolution of the DOJ litigation, CMS approvals and actions, and customary closing conditions, including approvals of state departments of insurance and other regulators.

The Humana Acquisition remains subject to resolution of the DOJ litigation and customary closing conditions, including approvals of state departments of insurance and other regulators, and, depending upon the resolution of the DOJ litigation, the completion of the transactions contemplated by the Aetna APA and the Humana APA. Neither the Humana Acquisition nor the transactions contemplated by the Aetna APA have been reflected in these financial statements.

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

The computations of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except per common share data)	2016	2015	2016	2015
Net income attributable to Aetna	$790.8	$731.8	$1,527.7	$1,509.3
Weighted average shares used to compute basic EPS	351.2	349.0	351.0	349.2
Dilutive effect of outstanding stock-based compensation awards	2.9	3.2	3.0	3.3
Weighted average shares used to compute diluted EPS	354.1	352.2	354.0	352.5
Basic EPS	$2.25	$2.10	$4.35	$4.32
Diluted EPS	$2.23	$2.08	$4.32	$4.28

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Stock appreciation rights (“SARs”) (1)	.1	—	.1	.9
Other stock-based compensation awards (2)	.8	.6	.9	.9

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
Performance stock units ("PSUs"), certain market stock units ("MSUs") with performance conditions, and performance stock appreciation rights ("PSARs") are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

5.     Operating Expenses

For the three and six months ended June 30, 2016 and 2015, selling expenses (which include broker commissions, the variable component of our internal sales force compensation and premium taxes) and general and administrative expenses were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Selling expenses	$415.7	$405.7	$836.8	$820.6
General and administrative expenses:
Salaries and related benefits	1,225.2	1,216.4	2,479.1	2,423.0
Other general and administrative expenses (1)	1,142.2	1,178.4	2,330.8	2,372.4
Total general and administrative expenses	2,367.4	2,394.8	4,809.9	4,795.4
Total operating expenses	$2,783.1	$2,800.5	$5,646.7	$5,616.0

(1)
The three and six months ended June 30, 2016 include estimated fees mandated by the ACA (as defined in Note 8 on page 19) comprised primarily of the health insurer fee of $203.2 million and $417.0 million, respectively, and our estimated contribution to the funding of the ACA’s reinsurance program of $29.6 million and $59.0 million, respectively. The three and six months ended June 30, 2015 include estimated fees mandated by the ACA comprised primarily of the health insurer fee of $213.8 million and $432.5 million, respectively, and our estimated contribution to the funding of the ACA’s reinsurance program of $52.2 million and $105.8 million, respectively.

6.     Cash and Cash Equivalents

Cash and cash equivalents include approximately $13 billion of highly rated money market fund investments related to the net proceeds received from the 2016 Humana-related senior notes we issued in June 2016 to partially fund the Humana Acquisition. These money market funds have average maturities of 60 days or less and are redeemable daily at par value plus accrued dividends with specified yield rates.

7.     Investments

Total investments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016			December 31, 2015
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,829.3	$19,452.6	$22,281.9	$2,877.1	$18,445.9	$21,323.0
Mortgage loans	152.3	1,377.4	1,529.7	126.9	1,426.8	1,553.7
Other investments	.2	1,593.0	1,593.2	10.8	1,792.1	1,802.9
Total investments	$2,981.8	$22,423.0	$25,404.8	$3,014.8	$21,664.8	$24,679.6

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2016 and December 31, 2015 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
June 30, 2016
Debt securities:
U.S. government securities	$1,819.1	$131.7	$(.3)		$1,950.5
States, municipalities and political subdivisions	4,883.2	358.0	(4.4)		5,236.8
U.S. corporate securities	8,021.0	613.9	(16.2)		8,618.7
Foreign securities	2,913.0	246.4	(11.9)		3,147.5
Residential mortgage-backed securities	883.1	26.9	(.5)		909.5
Commercial mortgage-backed securities	1,221.0	38.6	(.3)	(1)	1,259.3
Other asset-backed securities	998.4	9.8	(23.8)	(1)	984.4
Redeemable preferred securities	27.3	6.9	—		34.2
Total debt securities	20,766.1	1,432.2	(57.4)		22,140.9
Equity securities	126.8	17.4	(3.2)		141.0
Total debt and equity securities (2)	$20,892.9	$1,449.6	$(60.6)		$22,281.9
December 31, 2015
Debt securities:
U.S. government securities	$1,803.5	$68.8	$(.6)		$1,871.7
States, municipalities and political subdivisions	4,889.5	244.3	(9.3)		5,124.5
U.S. corporate securities	7,981.5	339.5	(146.6)		8,174.4
Foreign securities	2,910.2	148.3	(61.4)		2,997.1
Residential mortgage-backed securities	914.6	16.6	(6.3)		924.9
Commercial mortgage-backed securities	1,262.4	17.2	(9.0)	(1)	1,270.6
Other asset-backed securities	910.4	3.1	(19.2)	(1)	894.3
Redeemable preferred securities	33.0	11.5	—		44.5
Total debt securities	20,705.1	849.3	(252.4)		21,302.0
Equity securities	22.8	4.1	(5.9)		21.0
Total debt and equity securities (2)	$20,727.9	$853.4	$(258.3)		$21,323.0

(1)
At June 30, 2016 and December 31, 2015, we held securities for which we previously recognized $4.9 million and $5.4 million, respectively, of non-credit related impairments in accumulated other comprehensive loss. These securities had a net unrealized capital gain at June 30, 2016 and December 31, 2015 of $1.2 million and $1.9 million, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 18 beginning on page 38 for additional information on our accounting for discontinued products).  At June 30, 2016, debt and equity securities with a fair value of approximately $3.2 billion, gross unrealized capital gains of $333.6 million and gross unrealized capital losses of $9.7 million and, at December 31, 2015, debt and equity securities with a fair value of approximately $3.0 billion, gross unrealized capital gains of $208.7 million and gross unrealized capital losses of $68.0 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at June 30, 2016 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

(Millions)	Fair Value
Due to mature:
Less than one year	$1,272.5
One year through five years	6,790.8
After five years through ten years	5,392.1
Greater than ten years	5,532.3
Residential mortgage-backed securities	909.5
Commercial mortgage-backed securities	1,259.3
Other asset-backed securities	984.4
Total	$22,140.9

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2016 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2016, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 3.5 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At June 30, 2016, these securities had an average credit quality rating of AA+ and a weighted average duration of 5.4 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2016, these securities had an average credit quality rating of AA- and a weighted average duration of 1.3 years.

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

Summarized below are the debt and equity securities we held at June 30, 2016 and December 31, 2015 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months		Greater than 12 months		Total (1)
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016
Debt securities:
U.S. government securities	$—	$—	$10.3	$.3	$10.3	$.3
States, municipalities and political subdivisions	166.7	1.8	130.1	2.6	296.8	4.4
U.S. corporate securities	249.2	4.4	268.8	11.8	518.0	16.2
Foreign securities	78.9	1.2	169.3	10.7	248.2	11.9
Residential mortgage-backed securities	3.1	—	52.1	.5	55.2	.5
Commercial mortgage-backed securities	59.7	.2	30.3	.1	90.0	.3
Other asset-backed securities	215.5	8.6	246.2	15.2	461.7	23.8
Total debt securities	773.1	16.2	907.1	41.2	1,680.2	57.4
Equity securities	7.1	.3	4.3	2.9	11.4	3.2
Total debt and equity securities (1)	$780.2	$16.5	$911.4	$44.1	$1,691.6	$60.6
December 31, 2015
Debt securities:
U.S. government securities	$66.8	$.2	$12.6	$.4	$79.4	$.6
States, municipalities and political subdivisions	714.2	6.1	91.6	3.2	805.8	9.3
U.S. corporate securities	3,168.7	130.8	144.3	15.8	3,313.0	146.6
Foreign securities	1,102.4	50.4	89.2	11.0	1,191.6	61.4
Residential mortgage-backed securities	328.7	2.9	89.5	3.4	418.2	6.3
Commercial mortgage-backed securities	562.0	8.6	23.8	.4	585.8	9.0
Other asset-backed securities	653.5	15.6	67.1	3.6	720.6	19.2
Total debt securities	6,596.3	214.6	518.1	37.8	7,114.4	252.4
Equity securities	—	5.0	1.3	.9	1.3	5.9
Total debt and equity securities (1)	$6,596.3	$219.6	$519.4	$38.7	$7,115.7	$258.3

(1)
At June 30, 2016 and December 31, 2015, debt and equity securities in an unrealized capital loss position of $9.7 million and $68.0 million, respectively, and with related fair value of $175.8 million and $966.2 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At June 30, 2016, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2016 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$—	$—	$74.2	$.5	$74.2	$.5
One year through five years	10.3	.1	254.0	4.2	264.3	4.3
After five years through ten years	80.7	1.9	331.7	8.5	412.4	10.4
Greater than ten years	80.5	5.7	241.9	11.9	322.4	17.6
Residential mortgage-backed securities	—	—	55.2	.5	55.2	.5
Commercial mortgage-backed securities	—	—	90.0	.3	90.0	.3
Other asset-backed securities	—	—	461.7	23.8	461.7	23.8
Total	$171.5	$7.7	$1,508.7	$49.7	$1,680.2	$57.4

Net realized capital gains for the three and six months ended June 30, 2016 and 2015, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
OTTI losses on debt securities recognized in earnings	$(.6)	$(7.6)	$(9.7)	$(10.0)
Other net realized capital gains	51.7	9.6	60.4	20.1
Net realized capital gains	$51.1	$2.0	$50.7	$10.1

The net realized capital gains for the three and six months ended June 30, 2016 were primarily attributable to gains from the sales of debt securities, partially offset by losses on other investments. The net realized capital gains for the three and six months ended June 30, 2015 were primarily attributable to gains from the sale of debt securities partially offset by yield-related OTTI on debt securities.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during three or six months ended June 30, 2016 or 2015.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Proceeds on sales	$1,772.4	$1,545.3	$3,354.8	$2,491.2
Gross realized capital gains	67.5	20.7	99.8	45.6
Gross realized capital losses	3.8	13.6	35.1	22.4

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and six months ended June 30, 2016 and 2015 we had the following activity in our mortgage loan portfolio:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
New mortgage loans	$76.6	$24.4	$88.8	$37.1
Mortgage loans fully repaid	38.1	19.5	86.4	59.0
Mortgage loans foreclosed	—	—	—	9.0

At June 30, 2016 and December 31, 2015, we had no material problem, restructured or potential problem mortgage loans. We also had no material impairment reserves on these loans at June 30, 2016 or December 31, 2015.

We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  Category 1 represents loans of superior quality, and Category 7 represents loans where collections are potentially at risk.  The vast majority of our mortgage loans fall into the Category 2 to 4 ratings.  These ratings represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.  Categories 5 and 6 represent loans where credit risk is not substantial, but these loans warrant management’s close attention.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure. Based upon our most recent assessments at June 30, 2016 and December 31, 2015, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	June 30, 2016	December 31, 2015
1	$49.6	$65.8
2 to 4	1,454.4	1,466.9
5 and 6	17.5	21.0
7	8.2	—
Total	$1,529.7	$1,553.7

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

Substantially all of the assets of the VIE hedge fund are comprised of hedge fund investments reported as long-term investments on our balance sheets. The VIE hedge fund had no material liabilities at June 30, 2016 or December 31, 2015. The total amount of the VIE hedge fund’s assets included in long term investments on our balance sheets at June 30, 2016 and December 31, 2015 were $466 million and $477 million, respectively.

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

The total amount of other variable interest holder VIE assets included in long term investments on our balance sheets at June 30, 2016 and December 31, 2015 were as follows:

(Millions)	June 30, 2016	December 31, 2015
Hedge fund investments	$397.0	$418.1
Private equity investments	440.9	443.3
Real estate partnerships	262.3	253.3
Total	$1,100.2	$1,114.7

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at June 30, 2016 and December 31, 2015 were as follows:

(Millions)	June 30, 2016	December 31, 2015
Assets:
Hedge fund investments	$34,149.1	$33,065.7
Private equity investments	27,303.3	28,552.5
Real estate partnerships	6,711.6	6,808.7
Total	$68,164.0	$68,426.9

Liabilities:
Hedge fund investments	$3,790.3	$3,535.3
Private equity investments	2,954.2	3,235.7
Real estate partnerships	5,030.8	5,044.5
Total	$11,775.3	$11,815.5

Non-controlling (Minority) Interests
At June 30, 2016 and December 31, 2015, continuing business non-controlling interests were $67 million and $64 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $1.9 million and $3.2 million for the three and six months ended June 30, 2016, respectively. Net income attributable to non-controlling interests was $2.8 million and $1.6 million for the three and six months ended June 30, 2015, respectively. These non-controlling interests did not have a material impact on our financial position or operating results.

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Debt securities	$196.4	$201.3	$391.3	$397.7
Mortgage loans	21.0	21.7	50.1	43.6
Other investments	42.8	38.6	46.6	62.5
Gross investment income	260.2	261.6	488.0	503.8
Investment expenses	(9.2)	(14.2)	(19.3)	(23.5)
Net investment income (1)	$251.0	$247.4	$468.7	$480.3

(1)
Net investment income includes $66.0 million and $110.7 million for the three and six months ended June 30, 2016, respectively, and $74.8 million and $141.4 million for the three and six months ended June 30, 2015, respectively, related to investments supporting our experience rated and discontinued products.

8.    Health Care Reform’s Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”)

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

Our net receivable (payable) related to the 3Rs risk management programs at June 30, 2016 and December 31, 2015 were as follows:

	At June 30, 2016			At December 31, 2015
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Current	$263.4	$(627.9)	$(59.7)	$394.5	$(710.2)	$(8.1)
Long-term	45.3	(343.1)	—	—	—	—
Total net receivable (payable)	$308.7	$(971.0)	$(59.7)	$394.5	$(710.2)	$(8.1)

At June 30, 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of the prorated 12.6% HHS funding amount received for the 2014 program year, because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the Cost Sharing Subsidy and the 3Rs in each subsequent year.

9.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015:

	Net Unrealized Gains (Losses)						Pension and OPEB Plans				Total Accumulated Other Comprehensive (Loss) Income
	Securities				Foreign Currency and Derivatives
(Millions)	Previously Impaired (1)		All Other			Unrecognized Net Actuarial Losses		Unrecognized Prior Service Credit
Six months ended June 30, 2016
Balance at December 31, 2015	$18.7		$312.4		$(74.0)		$(1,602.3)		$14.9		$(1,330.3)
Other comprehensive (loss) income
before reclassifications	(2.6)		400.5		(175.5)		—		—		222.4
Amounts reclassified from accumulated
other comprehensive income	3.8	(2)	(14.2)	(2)	6.5	(3)	20.8	(4)	(1.4)	(4)	15.5
Other comprehensive income (loss)	1.2		386.3		(169.0)		20.8		(1.4)		237.9
Balance at June 30, 2016	$19.9		$698.7		$(243.0)		$(1,581.5)		$13.5		$(1,092.4)
Six months ended June 30, 2015
Balance at December 31, 2014	$34.9		$568.0		$(60.9)		$(1,670.9)		$17.6		$(1,111.3)
Other comprehensive (loss) income
before reclassifications	(4.0)		(202.0)		3.5		—		—		(202.5)
Amounts reclassified from accumulated
other comprehensive income	(6.4)	(2)	25.6	(2)	1.9	(3)	20.9	(4)	(1.3)	(4)	40.7
Other comprehensive (loss) income	(10.4)		(176.4)		5.4		20.9		(1.3)		(161.8)
Balance at June 30, 2015	$24.5		$391.6		$(55.5)		$(1,650.0)		$16.3		$(1,273.1)

(1)
Represents unrealized gains or losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the effective portion of derivatives related to interest rate swaps which are reflected in interest expense and were not material during the six months ended June 30, 2016 or 2015. Refer to Note 12 beginning on page 27 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. Refer to Note 11 beginning on page 27 for additional information.

Refer to the Consolidated Statements of Comprehensive Income on page 2 for additional information regarding reclassifications out of accumulated other comprehensive income on a pretax basis.

10.    Financial Instruments

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

The fair values of our Level 2 debt securities are obtained using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2016 or December 31, 2015.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2016 or December 31, 2015.  The total fair value of our broker quoted debt securities was $79 million at June 30, 2016 and $78 million at December 31, 2015.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at June 30, 2016 and December 31, 2015 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
Debt securities:
U.S. government securities	$1,678.3	$272.2	$—	$1,950.5
States, municipalities and political subdivisions	—	5,235.8	1.0	5,236.8
U.S. corporate securities	—	8,544.0	74.7	8,618.7
Foreign securities	—	3,119.1	28.4	3,147.5
Residential mortgage-backed securities	—	909.5	—	909.5
Commercial mortgage-backed securities	—	1,259.3	—	1,259.3
Other asset-backed securities	—	984.4	—	984.4
Redeemable preferred securities	—	32.4	1.8	34.2
Total debt securities	1,678.3	20,356.7	105.9	22,140.9
Equity securities	108.8	—	32.2	141.0
Derivatives	—	.2	—	.2
Total	$1,787.1	$20,356.9	$138.1	$22,282.1
December 31, 2015
Assets:
Debt securities:
U.S. government securities	$1,671.0	$200.7	$—	$1,871.7
States, municipalities and political subdivisions	—	5,123.4	1.1	5,124.5
U.S. corporate securities	—	8,110.5	63.9	8,174.4
Foreign securities	—	2,972.3	24.8	2,997.1
Residential mortgage-backed securities	—	924.9	—	924.9
Commercial mortgage-backed securities	—	1,270.6	—	1,270.6
Other asset-backed securities	—	894.3	—	894.3
Redeemable preferred securities	—	39.0	5.5	44.5
Total debt securities	1,671.0	19,535.7	95.3	21,302.0
Equity securities	1.7	—	19.3	21.0
Derivatives	—	19.7	—	19.7
Total	$1,672.7	$19,555.4	$114.6	$21,342.7
Liabilities:
Derivatives	$—	$88.3	$—	$88.3

There were no transfers between Levels 1 and 2 during the three or six months ended June 30, 2016 or 2015. During both the three and six months ended June 30, 2016 we had had an immaterial amount of gross transfers out of Level 3 financial assets. During both the three and six months ended June 30, 2015, we had gross transfers out of Level 3 of $33 million related to other asset-backed securities. During both the three and six months ended June 30, 2016 and 2015, we had an immaterial amount of gross transfers into Level 3 financial assets.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried at adjusted cost or contract value at June 30, 2016 and December 31, 2015 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
June 30, 2016
Assets:
Mortgage loans	$1,529.7	$—	$—	$1,590.2	$1,590.2
Bank loans	8.7	—	—	7.8	7.8
Equity securities (1)	35.2	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.7	—	—	8.7	8.7
Without a fixed maturity	372.4	—	—	366.7	366.7
Long-term debt	20,663.0	—	22,020.8	—	22,020.8

December 31, 2015
Assets:
Mortgage loans	$1,553.7	$—	$—	$1,598.7	$1,598.7
Bank loans	192.8	—	179.9	7.6	187.5
Equity securities (1)	34.9	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8.6	—	—	8.6	8.6
Without a fixed maturity	371.3	—	—	351.1	351.1
Long-term debt	7,785.4	—	8,227.3	—	8,227.3

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts financial assets at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016				December 31, 2015
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$801.7	$2,419.7	$2.2	$3,223.6	$750.4	$2,382.0	$3.8	$3,136.2
Equity securities	170.2	5.6	—	175.8	169.8	5.2	—	175.0
Derivatives	—	—	—	—	—	.2	—	.2
Common/collective trusts	—	588.8	—	588.8	—	540.2	—	540.2
Total (1)	$971.9	$3,014.1	$2.2	$3,988.2	$920.2	$2,927.6	$3.8	$3,851.6

(1)	Excludes $192.2 million and $183.5 million of cash and cash equivalents and other receivables at June 30, 2016 and December 31, 2015, respectively.

During the three and six months ended June 30, 2016 and 2015, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements at June 30, 2016 and December 31, 2015 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
June 30, 2016
Derivatives	$.2	$10.2	$—	$10.4
Total	$.2	$10.2	$—	$10.4

December 31, 2015
Derivatives	$19.7	$11.8	$(16.4)	$15.1
Total	$19.7	$11.8	$(16.4)	$15.1

(1) There were no amounts offset in our balance sheets at June 30, 2016 or December 31, 2015.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements at June 30, 2016 and December 31, 2015 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
June 30, 2016
Derivatives	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2015
Derivatives	$88.3	$—	$(90.7)	$(2.4)
Total	$88.3	$—	$(90.7)	$(2.4)

(1)	There were no amounts offset in our balance sheets at June 30, 2016 or December 31, 2015.

11.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three and six months ended June 30, 2016 and 2015 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(Millions)	2016	2015	2016	2015	2016	2015	2016	2015
Amortization of prior service credit	$(.1)	$(.1)	$(.2)	$(.2)	$(1.0)	$(.9)	$(1.9)	$(1.8)
Interest cost	65.0	65.2	129.9	130.4	2.7	2.7	5.4	5.4
Expected return on plan assets	(97.3)	(104.7)	(194.6)	(209.5)	(.6)	(.7)	(1.2)	(1.5)
Recognized net actuarial losses	15.3	15.4	30.7	30.8	.6	.6	1.2	1.3
Net periodic benefit (income) cost	$(17.1)	$(24.2)	$(34.2)	$(48.5)	$1.7	$1.7	$3.5	$3.4

12.    Debt

The carrying value of our long-term debt at June 30, 2016 and December 31, 2015 was as follows:

(Millions)	June 30, 2016	December 31, 2015

Senior notes, 5.95%, due 2017 (1)	$394.5	$402.4
Senior notes, 1.75%, due 2017 (1)	249.4	249.1
Senior notes, 1.5%, due 2017	498.4	497.7
Senior notes, floating rate, due 2017	498.7	—
Senior notes, 1.7%, due 2018	996.2	—
Senior notes, 1.9%, due 2019	1,640.4	—
Senior notes, 2.2%, due 2019	373.3	372.9
Senior notes, 3.95%, due 2020	744.1	743.4
Senior notes, 2.4%, due 2021	1,837.6	—
Senior notes, 5.45%, due 2021	668.0	674.9
Senior notes, 4.125%, due 2021	494.6	494.1
Senior notes, 2.75%, due 2022	984.4	983.1
Senior notes, 2.8%, due 2023	1,289.2	—
Senior notes, 3.5%, due 2024	742.0	741.6
Senior notes, 3.2%, due 2026	2,769.6	—
Senior notes, 4.25%, due 2036	1,479.7	—
Senior notes, 6.625%, due 2036	765.1	765.0
Senior notes, 6.75%, due 2037	527.2	527.0
Senior notes, 4.5%, due 2042	477.5	477.1
Senior notes, 4.125%, due 2042	488.9	488.6
Senior notes, 4.75%, due 2044	370.6	370.5
Senior notes, 4.375%, due 2046	2,375.0	—
Total long-term debt	20,664.4	7,787.4
Less current portion of long-term debt	643.9	—
Less credit facility issuance costs	1.4	2.0
Total long-term debt, less current portion and credit facility issuance costs	$20,019.1	$7,785.4

(1)	At June 30, 2016, our 5.95% senior notes due March 2017 and 1.75% senior notes due May 2017 are each classified as current in our consolidated balance sheet.

Humana-Related Senior Notes; Long-Term Debt and Bridge Credit Agreement
In June 2016, in connection with the Humana Acquisition, we issued the Humana-related senior notes, which are comprised of: $500 million of floating rate senior notes due 2017, $1.0 billion of 1.7% senior notes due 2018, approximately $1.7 billion of 1.9% senior notes due 2019, approximately $1.9 billion of 2.4% senior notes due 2021, $1.3 billion of 2.8% senior notes due 2023, $2.8 billion of 3.2% senior notes due 2026, $1.5 billion of 4.25% senior notes due 2036 and $2.4 billion of 4.375% senior notes due 2046. If the Humana Acquisition has not been completed by December 31, 2016 (or such later date to which the “End Date” under the Merger Agreement is extended by agreement between us and Humana) or if, prior to such date, the Merger Agreement is terminated, we must redeem the entire approximately $10.2 billion aggregate principal amount of the 2016 Humana-related senior notes that are due in 2019, 2021, 2026, 2036 and 2046 at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest.

On July 30, 2015, we entered into a $13.0 billion 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”) with a group of fifteen lenders. In connection with the closing of the 2016 Humana-related senior notes, we terminated the Bridge Credit Agreement effective June 9, 2016. There were no amounts outstanding under the Bridge Credit Agreement at any time during the six months ended June 30, 2016.

Cash Flow Hedges
From September 2015 through June 2016, prior to issuing the 2016 Humana-related senior notes, we entered into various interest rate swaps and treasury rate locks with an aggregate notional value of $3.5 billion. We designated these interest rate swaps and treasury rate locks as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition.

During the second quarter of 2016, prior to issuing the 2016 Humana-related senior notes, we terminated interest rate swaps with an aggregate notional value of $2.3 billion and paid an aggregate of $193 million to the swap counterparties upon termination. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the hedge loss of $193 million was recorded in accumulated other comprehensive loss, net of tax, as the forecasted future issuance of fixed-rate debt associated with the Humana Acquisition remained probable of occurring at the time of termination. The hedge loss is being amortized as an increase to interest expense over a period consistent with the term of the hedged 2016 Humana-related senior notes. Upon termination of the interest rate swaps, we concurrently entered into treasury rate locks with an aggregate notional value of $2.3 billion to replace the vacated hedged positions. The treasury rate locks were designated as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition.

In June 2016, in conjunction with the issuance of the 2016 Humana-related senior notes, we terminated outstanding interest rate swaps and treasury rate locks with an aggregate notional value of $3.5 billion and paid an aggregate of $51 million to the hedge counterparties upon termination. We performed a final effectiveness test upon termination of the interest rate swaps and treasury rate locks, and the effective portion of the hedge loss of $51 million was recorded in accumulated other comprehensive loss, net of tax, and is being amortized as an increase to interest expense over a period consistent with the term of the hedged 2016 Humana-related senior notes.

In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2017. On September 30, 2015, we modified the timing of the forecasted future issuance of fixed-rate debt in conjunction with the expected timing of the financing of the Humana Acquisition and, as a result, we de-designated these swaps and re-designated them as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt. The effective portion of the hedge loss of $73 million pretax remains in accumulated other comprehensive loss, net of tax, and will be amortized as an increase to interest expense over the first 20 semi-annual interest payments related to the fixed-rate debt. At March 31, 2016, we performed a quarterly effectiveness test of these swaps and determined there was $4 million pretax of ineffectiveness. That ineffectiveness was recorded as a realized capital loss in the first quarter of 2016. In June 2016, we terminated the hedges in conjunction with the issuance of the 2016 Humana-related senior notes and paid an aggregate of $103 million to the hedge counterparties upon termination of the interest rate swaps. We performed a final effectiveness test upon termination of these swaps and determined there was $2 million pretax of ineffectiveness. That ineffectiveness was recorded as a realized capital loss in the second quarter of 2016. The effective portion of the hedge loss of $25 million pretax was recorded in accumulated other comprehensive loss, net of tax, and is being amortized as an increase to interest expense over the first 20 semi-annual interest payments of certain of the hedged 2016 Humana-related senior notes.

Refer to Note 9 beginning on page 20 for additional information regarding hedge losses reclassified from accumulated other comprehensive loss to net income during the six months ended June 30, 2016. At June 30, 2016, the total amount of amortization over the next twelve months for our cash flow hedges will increase interest expense by $30 million. If we are required to redeem certain of the 2016 Humana-related senior notes as described above, the entire unrealized hedge loss recorded in accumulated other comprehensive loss related to the redeemed notes will be recognized in net income upon such redemption.

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at June 30, 2016.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at June 30, 2016.  There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2016 or 2015.

Term Loan Agreement
On July 30, 2015, we entered into a senior three-year term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. Under the Term Loan Agreement, on or before December 31, 2016, we may borrow on an unsecured basis an aggregate principal amount of up to $3.2 billion. Any proceeds of the Term Loan Agreement are required to be used to fund the Humana Acquisition and to pay fees and expenses in connection with the Humana Acquisition. The lenders’ obligation to fund the loans under the Term Loan Agreement is subject to the satisfaction of certain conditions, including the completion of the transactions contemplated by the Merger Agreement and the termination of Humana’s Existing Credit Agreement. Any borrowings under the Term Loan Agreement mature three years after the Closing Date. The Term Loan Agreement contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%. For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Term Loan Agreement). For purposes of determining compliance prior to the Closing Date with certain covenants, total debt also excludes debt incurred by us to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires. The Term Loan Agreement also contains a covenant limiting “Restricted Payments” (as defined in the Term Loan Agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends. We met these requirements at June 30, 2016.

Amounts outstanding under the Term Loan Agreement will bear interest, at our option, either (a) at LIBOR; or (b) at the base rate (defined as the highest of (i) the prime rate, (ii) the federal funds effective rate plus 0.50% per annum and (iii) LIBOR for an interest period of one month plus 1.00% per annum), plus, in each case, the applicable LIBOR margin or base rate margin depending upon the ratings of our long-term senior unsecured debt. The minimum and maximum LIBOR margins are 0.75% and 1.50% per annum, respectively, and the minimum and maximum base rate margins are 0.0% and 0.50% per annum, respectively. We will also pay the lenders certain other fees. There were no amounts outstanding under the Term Loan Agreement at any time during the six months ended June 30, 2016.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at June 30, 2016 was $767 million. At both June 30, 2016 and December 31, 2015, we did not have any outstanding borrowings from the FHLBB.

13.    Capital Stock

On November 21, 2014 and February 28, 2014, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion each.  We did not repurchase any shares of common stock during the six months ended June 30, 2016.

At June 30, 2016, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under the November 21, 2014 and February 28, 2014 programs. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

During the six months ended June 30, 2016 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 19, 2016	$.25	April 14, 2016	April 29, 2016	$87.6
May 20, 2016	.25	July 14, 2016	July 29, 2016	87.7

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

The expected term is based on historical equity award activity. Volatility is based on a weighted average of the historical volatility of our stock price and implied volatility from traded options on our stock. The risk-free interest rate is based on a U.S. Treasury rate with a life equal to the expected life of the SARs grant. This rate was calculated by interpolating between the 7-year and 10-year U.S. Treasury rates for 2016 SARs grants and the 5-year and 10-year U.S. Treasury rates for 2015 SARs grants. The dividend yield is based on our historical dividends in the 12 months prior to the grant date.

There were no material SARs granted during the three months ended June 30, 2016 or 2015.

14.    Dividend Restrictions and Statutory Surplus

Under applicable regulatory requirements at June 30, 2016, the amount of dividends that may be paid through the end of 2016 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was $558 million in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. Prior to completion of the Humana Acquisition, pursuant to the Merger Agreement, Aetna is not permitted to declare, set aside or pay any dividend or other distribution other than a regular quarterly cash dividend in the ordinary course of business, which will not exceed $.25 per share. In addition, the Term Loan Agreement contains a covenant limiting “Restricted Payments” (as defined in the applicable agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends. During the second quarter of 2016, our insurance and HMO subsidiaries paid $1.5 billion of dividends to the Company.

The aggregate statutory capital and surplus of our insurance and HMO subsidiaries was $9.4 billion and $9.9 billion at June 30, 2016 and December 31, 2015, respectively.

15.    Commitments and Contingencies

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. The state court’s 2012 order directed the Commissioner to develop a plan of rehabilitation. The Commissioner filed an initial rehabilitation plan in April 2013, and filed amended plans in August 2014 and October 2014. The state court hearing to consider the Commissioner’s most recent proposed rehabilitation plan, which contemplates a partial liquidation of Penn Treaty, began in July 2015 and has not been completed. In July 2016, the Commissioner again petitioned the state court to convert the rehabilitation into a liquidation. A hearing to consider that petition has not yet been scheduled. If Penn Treaty is placed in liquidation, we and other insurers likely would be assessed immediately or over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders. We are currently unable to predict the ultimate outcome of, or reasonably estimate the loss or range of losses resulting from, this potential insolvency because we cannot predict when or to what extent Penn Treaty ultimately will be declared insolvent, the amount of the insolvency, the amount and timing of associated future guaranty association assessments or the amount or availability of potential offsets, such as premium tax offsets. It is reasonably possible that during 2016 we may record a liability and expense relating to Penn Treaty and/or other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While we have historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

Humana Acquisition Related Matters
If the Humana Acquisition has not been completed by December 31, 2016 (or such later date to which the “End Date” under the Merger Agreement is extended by agreement between us and Humana) or if, prior to such date, the Merger Agreement is terminated, we must redeem approximately $10.2 billion aggregate principal amount of the 2016 Humana-related senior notes that are due in 2019, 2021, 2026, 2036 and 2046 at a redemption price equal to

101% of the aggregate principal amount of those notes plus accrued and unpaid interest and recognize the entire unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts in our net income upon such redemption. For additional information on the 2016 Humana-related senior notes, refer to Notes 3, 6 and 12 beginning on pages 10, 11 and 27, respectively.

We may be required to pay Humana a regulatory termination fee of $1 billion if the Merger Agreement is terminated under certain circumstances.

Litigation and Regulatory Proceedings
Humana Acquisition - Department of Justice Litigation
On July 21, 2016, the DOJ and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia against us and Humana charging that the Humana Acquisition would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. The DOJ litigation could extend beyond December 31, 2016. We plan to vigorously defend the Humana Acquisition.

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

The settlement agreement provided us the right to terminate the agreement under certain conditions related to settlement class members who opted out of the settlement. Based on a report provided to the parties by the settlement administrator, the conditions permitting us to terminate the settlement agreement were satisfied. On March 13, 2014, we notified the New Jersey District Court and plaintiffs’ counsel that we were terminating the settlement agreement. Various legal and factual developments since the date of the settlement agreement led us to believe terminating the settlement agreement was in our best interests. As a result of this termination, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $67 million ($103 million pretax).

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

Awards to us and others of certain government contracts, particularly in our Medicaid business and for government customers in our Commercial business, are subject to increasingly frequent protests by unsuccessful bidders. These protests may result in awards to us being reversed, delayed or modified. The loss or delay in implementation of any government contract could adversely affect our operating results. We will continue to defend vigorously contract awards we receive.

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

There also continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, our and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including provider network adequacy, the use of performance-based networks and termination of provider contracts), provider directory accuracy, calculation of minimum medical loss ratios and/or payment of related rebates, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices (including the use of narrow networks and the placement of drugs in formulary tiers), sales practices, customer service practices, vendor oversight and claim payment practices (including payments to out-of-network providers and payments on life insurance policies).

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

Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, involve claims for injunctive relief, may involve fines, penalties or punitive damages that are discretionary in amount, involve a large number of claimants or regulatory authorities, represent a change in regulatory policy, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in a change in business practices.  In addition, because most legal proceedings are resolved over long periods of time, potential losses are subject to change due to, among other things, new developments, changes in litigation strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. Except as specifically noted above under “Other Litigation and Regulatory Proceedings,” we are currently unable to predict the ultimate outcome of, or reasonably estimate the losses or a range of losses resulting from, the matters described above, and it is reasonably possible that their outcome could be material to us.

16.    Segment Information

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

Summarized financial information of our segment operations for the three and six months ended June 30, 2016 and 2015 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended June 30, 2016
Revenue from external customers	$15,075.0	$568.3	$6.9	$—	$15,650.2
Operating earnings (loss) (1)	771.0	49.9	4.4	(42.0)	783.3
Three Months Ended June 30, 2015
Revenue from external customers	$14,416.8	$565.6	$9.1	$—	$14,991.5
Operating earnings (loss) (1)	708.0	44.8	6.2	(36.9)	722.1
Six Months Ended June 30, 2016
Revenue from external customers (2)	$29,982.7	$1,119.4	$24.2	$—	$31,126.3
Operating earnings (loss) (1)	1,613.3	71.2	4.1	(84.2)	1,604.4
Six Months Ended June 30, 2015
Revenue from external customers	$28,702.6	$1,120.1	$21.9	$—	$29,844.6
Operating earnings (loss) (1)	1,543.6	88.7	8.3	(74.2)	1,566.4

(1)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of net income attributable to Aetna to operating earnings (1) for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Net income attributable to Aetna	$790.8	$731.8	$1,527.7	$1,509.3
Transaction and integration-related costs	103.7	30.7	169.1	76.3
Reduction of reserve for anticipated future losses on discontinued products	(128.5)	—	(128.5)	—
Litigation-related proceeds	—	(109.6)	—	(109.6)
Amortization of other acquired intangible assets	62.8	63.7	125.6	126.9
Net realized capital gains	(51.1)	(2.0)	(50.7)	(10.1)
Income tax expense (benefit)	5.6	7.5	(38.8)	(26.4)
Operating earnings (1)	$783.3	$722.1	$1,604.4	$1,566.4

(1)
In addition to net realized capital losses and gains and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs during the three and six months ended June 30, 2016 related to the acquisitions of Coventry and bswift LLC (“bswift”) and the Humana Acquisition. We incurred transaction and integration-related costs during the three and six months ended June 30, 2015 related to the acquisitions of Coventry, the InterGlobal Group (“InterGlobal”) and bswift. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses, as well as the cost of the Bridge Credit Agreement and the Term Loan Agreement executed in connection with the Humana Acquisition, which are reflected in our GAAP Consolidated Statements of Income in interest expense. Transaction costs also include the negative cost of carry associated with the 2016 Humana-related senior notes. Prior to the closing of the Humana Acquisition, the negative cost of carry associated with the 2016 Humana-related senior notes is excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. On and after the closing of the Humana Acquisition, the interest expense and net investment income associated with the 2016 Humana-related senior notes no longer will be excluded from operating earnings.

•
In 1993, we discontinued the sale of our fully guaranteed large case pensions products and established a reserve for anticipated future losses on these products, which we review quarterly. During the three months ended June 30, 2016, we reduced the reserve for anticipated future losses on discontinued products. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from operating earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results. Refer to Note 18 beginning on page 38 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

•
In the three months ended June 30, 2015, we received proceeds, net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

•	The corresponding tax benefit or expense related to the items excluded from operating earnings discussed above.

17.     Reinsurance

In January 2016, we entered into four-year reinsurance agreements with Vitality Re VII Limited, an unrelated reinsurer. The agreements allow us to reduce our required capital and provide $200 million of collateralized excess of loss reinsurance coverage on a portion of our group Commercial Insured Health Care business.

18.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. At both June 30, 2016 and December 31, 2015, our remaining GIC liability was not material. This reserve represents the present value (at the risk-free rate of return at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

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

We review the adequacy of this reserve quarterly based on actual experience. As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, we released $84 million ($129 million pretax) of the reserve in the three months ended June 30, 2016. This reserve release was primarily due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The reserve at each of June 30, 2016 and December 31, 2015 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheets.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2016 and 2015 was as follows (pretax):

(Millions)	2016	2015
Reserve, beginning of period	$1,067.2	$1,014.7
Operating (loss) income	(10.1)	11.4
Net realized capital gains	27.4	63.6
Reserve reduction	(128.5)	—
Reserve, end of period	$956.0	$1,089.7

During the six months ended June 30, 2016, our discontinued products reflected an operating loss and net realized capital gains, primarily attributable to gains from the sale of debt securities. During the six months ended June 30, 2015, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of other invested assets, debt securities and investment real estate.

Assets and liabilities supporting discontinued products (1) at June 30, 2016 and December 31, 2015 were as follows:

(Millions)	2016	2015
Assets:
Debt and equity securities available for sale	$2,140.2	$2,019.6
Mortgage loans	388.9	396.0
Other investments	624.4	643.5
Total investments	3,153.5	3,059.1
Other assets	103.0	128.9
Current and deferred income taxes	—	20.5
Receivable from continuing products (2)	537.0	602.0
Total assets	$3,793.5	$3,810.5
Liabilities:
Future policy benefits	$2,413.0	$2,493.5
Reserve for anticipated future losses on discontinued products	956.0	1,067.2
Current and deferred income taxes	45.0	—
Other liabilities (3)	379.5	249.8
Total liabilities	$3,793.5	$3,810.5

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $86 million and $180 million for the three and six months ended June 30, 2016, respectively, and $89 million and $180 million for the three and six months ended June 30, 2015, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three or six months ended June 30, 2016 or 2015.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2016, the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2016 and 2015, and the related statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.
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
August 2, 2016

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 46.3 million people with information and resources to help them in consultation with their health care professionals make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare supplement plans, workers’ compensation administrative services and health information technology products and services, such as Accountable Care Solutions (“ACS”).  Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at June 30, 2016 and December 31, 2015 and operating results for the three and six months ended June 30, 2016 and 2015. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2015 Annual Report on Form 10-K (the “2015 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions, except where indicated)	2016	2015	2016	2015
Total revenue	$15,952.3	$15,240.9	$31,645.7	$30,335.0
Net income attributable to Aetna	790.8	731.8	1,527.7	1,509.3
Operating earnings (1)	783.3	722.1	1,604.4	1,566.4
Total medical membership (in thousands)			22,978	23,675
Cash flows from operations			2,209.8	1,729.1

(1)
Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” beginning on page 45 for a discussion of non-GAAP measures.  Refer to Note 16 beginning on page 36 for a reconciliation of our operating earnings to net income attributable to Aetna.

Net income increased during the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 primarily due to the reduction of our reserve for anticipated future losses on discontinued products, the increase in operating earnings described below and an increase in net realized capital gains, partially offset by litigation-related proceeds recorded during the three months ended June 30, 2015 and an increase in transaction and integration-related costs in the 2016 periods.

Operating earnings increased during the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 primarily due to higher fees and other revenue in our Health Care segment and lower general and administrative expenses, partially offset by lower underwriting margins in our Health Care segment.

Total revenue increased during the three and six months ended June 30, 2016 compared to the corresponding periods in 2015 primarily due to higher Health Care premium yields and membership growth in our Government business, partially offset by membership losses in our Commercial Insured products.

Total medical membership at June 30, 2016 decreased compared to June 30, 2015, primarily reflecting declines in our Commercial business, partially offset by growth in our Government business. Refer to “Health Care - Membership” beginning on page 49 for additional information on our medical membership.

We continued to generate strong cash flows from operations in 2016 and 2015, generating $2.3 billion and $1.9 billion of operating cash flows from operations in our Health Care and Group Insurance businesses during the six months ended June 30, 2016 and 2015, respectively.  During 2016, these cash flows funded our ordinary course operating activities, increased cash and cash equivalents in preparation for our proposed acquisition of Humana Inc. (“Humana”) and paid cash dividends to shareholders of $175 million.

Refer to “Liquidity and Capital Resources” beginning on page 56 and Note 13 of beginning on page 30 for additional information.

2016 Outlook Update
During the remainder of 2016, we project our operating results to be impacted by lower than previously projected underwriting margins in our ACA compliant products, offset by continued strong performance in our core Health Care businesses, particularly in our Government business, and continued execution of our expense management initiatives.

Proposed Acquisition of Humana Inc.
On July 2, 2015, we entered into a definitive agreement (as it may be amended, the "Merger Agreement") to acquire Humana in a transaction valued at approximately $37 billion, based on the closing price of Aetna common shares on July 2, 2015, including the assumption of Humana debt and Humana cash and cash equivalents. We expect to finance the cash portion of the purchase price of our proposed acquisition of Humana (the “Humana Acquisition”) through a combination of cash on hand (including the net proceeds of the 2016 Humana-related senior notes described below) and by issuing $3.2 billion of additional debt, including term loans and commercial paper. We made customary representations, warranties and covenants in the Merger Agreement, including, among others, a covenant, subject to certain exceptions, to conduct our business in the ordinary course between the execution of the Merger Agreement and the closing of the transaction.

On October 19, 2015, Aetna and Humana each obtained the approval of their respective shareholders necessary for the Humana Acquisition. On June 24, 2016, in accordance with the terms of the Merger Agreement, each of Aetna and Humana delivered a written notice to the other that such party had elected to extend the “End Date” (as defined in the Merger Agreement) from June 30, 2016 to December 31, 2016.

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana acquisition (collectively, the “2016 Humana-related senior notes”). If the Humana Acquisition has not been completed by December 31, 2016 (or such later date to which the “End Date” under the Merger Agreement is extended by agreement between us and Humana) or if, prior to such date, the Merger Agreement is terminated, we must redeem approximately $10.2 billion aggregate principal amount of certain of the 2016 Humana-related senior notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest and recognize the entire unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts in our net income upon such redemption.

On July 21, 2016, the U.S. Department of Justice (the “DOJ”) and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia against us and Humana charging that the Humana Acquisition would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana (the “DOJ litigation”). The DOJ litigation could extend beyond December 31, 2016. We plan to vigorously defend the Humana Acquisition.

As of August 1, 2016, we had obtained 90% of the state change of control regulatory approvals necessary to close the Humana Acquisition.

In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage, on August 2, 2016, we entered into a definitive agreement (as it may be amended, the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. Also on August 2, 2016, Humana entered into a substantially identical definitive agreement (as it may be amended, the “Humana APA”) to sell for cash to Molina certain of Humana’s Medicare Advantage assets. The sale price under the Aetna APA is approximately $76 million, based on the estimated membership in the plans that are involved in the transaction. We believe that taken together the divestitures contemplated by the Aetna APA and the Humana APA should address the DOJ’s perceived competitive concerns regarding Medicare Advantage.

We made customary representations, warranties and covenants in the Aetna APA, including, among others, a covenant, subject to certain exceptions, to conduct our business that is involved in the transactions in the ordinary course between the execution of the Aetna APA and the closing of the transactions. In connection with the transactions contemplated by the Aetna APA, we expect to provide Molina with certain administrative services related to the Medicare Advantage plans that are involved in our divestiture transaction for a transition period following the closing. The transactions contemplated by the Aetna APA and the Humana APA remain subject to the completion of the Humana Acquisition, the resolution of the DOJ litigation, CMS approvals and actions, and customary closing conditions, including approvals of state departments of insurance and other regulators.

The Humana Acquisition remains subject to resolution of the DOJ litigation and customary closing conditions, including approvals of state departments of insurance and other regulators, and, depending upon the resolution of the DOJ litigation, the completion of the transactions contemplated by the Aetna APA and the Humana APA. Given the uncertainty associated with the timing and the resolution of the DOJ litigation and the time necessary to close the transactions contemplated by each of the Aetna APA and the Humana APA, we cannot predict when the Humana Acquisition may close. Neither the Humana Acquisition nor the transactions contemplated by the Aetna APA have been reflected in this Quarterly Report on Form 10-Q.

Refer to Notes 3, 6 and 12 beginning on pages 10, 11 and 27, respectively, and “Forward-Looking Information/Risk Factors” beginning on page 59 for additional information on the Humana Acquisition.

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

The HIF applicable to 2016 is payable in September 2016 and is being recorded within operating expenses on a straight-line basis in our 2016 financial results. We expect that our expense for this fee in 2016 will be $834 million.

In aggregate, we expect our portion of the total fees, taxes and assessments imposed by the ACA to be approximately $1 billion in 2016.

In May 2016, the U.S. District Court for the District of Columbia ruled that the U.S. Department of Health and Human Services does not have the authority to make payments under the ACA’s Cost Sharing Subsidy program. Implementation of this decision has been stayed pending appeal. Also, in May 2016, final regulations relating to the ACA’s non-discrimination requirements were issued.

In light of the projected 2016 performance of our individual products and the significant structural challenges facing the Public Exchanges, we intend to withdraw from our 2017 Public Exchange expansion plans. In addition, we also are undertaking a complete evaluation of future participation in our current 15-state public exchange footprint.

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

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure included in Note 16 beginning on page 36.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Operating earnings discussed in this quarterly report exclude from net income attributable to Aetna reported in accordance with GAAP net realized capital gains or losses, amortization of other acquired intangible assets and other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Although the excluded items may recur, we believe excluding them from net income attributable to Aetna to arrive at operating earnings provides a more useful comparison of our underlying business performance from period to period.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities. Amortization of other acquired intangible assets relates to our acquisition activities, including Coventry Health Care, Inc. (“Coventry”), the InterGlobal Group (“InterGlobal”) and bswift LLC (“bswift”). These transactions and amortization do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations.  Operating earnings is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as the allocation of resources among our business segments. In each business segment discussion in this MD&A, we provide a table that reconciles operating earnings to net income attributable to Aetna.  Each table details the net realized capital gains or losses, amortization of other acquired intangible assets and any other items excluded from net income attributable to Aetna, and the footnotes to each table describe the nature of each other item and the reason we believe it is appropriate to exclude that item from net income attributable to Aetna. Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

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

Operating Summary for the Three and Six Months Ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Premiums:
Commercial	$7,050.7	$7,232.1	$14,015.0	$14,441.8
Government	6,578.8	5,704.4	13,083.5	11,434.8
Total premiums	13,629.5	12,936.5	27,098.5	25,876.6
Fees and other revenue	1,445.5	1,480.3	2,884.2	2,826.0
Net investment income	118.1	102.9	230.7	200.4
Net realized capital gains (losses)	30.4	(3.9)	24.4	.7
Total revenue	15,223.5	14,515.8	30,237.8	28,903.7
Health care costs	11,232.1	10,496.3	22,079.8	20,736.8
Operating expenses:
Selling expenses	383.5	376.1	773.3	762.4
General and administrative expenses	2,292.5	2,330.2	4,658.8	4,666.1
Total operating expenses	2,676.0	2,706.3	5,432.1	5,428.5
Amortization of other acquired intangible assets	62.7	63.6	125.5	126.8
Total benefits and expenses	13,970.8	13,266.2	27,637.4	26,292.1
Income before income taxes	1,252.7	1,249.6	2,600.4	2,611.6
Income taxes	540.9	533.7	1,116.8	1,131.4
Net income including non-controlling interests	711.8	715.9	1,483.6	1,480.2
Less: Net income (loss) attributable to non-controlling interests	1.1	1.9	3.8	(.3)
Net income attributable to Aetna for Health Care	$710.7	$714.0	$1,479.8	$1,480.5

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for our Health Care segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Net income attributable to Aetna for Health Care	$710.7	$714.0	$1,479.8	$1,480.5
Transaction and integration-related costs	59.0	30.7	101.8	76.3
Litigation-related proceeds	—	(109.6)	—	(109.6)
Amortization of other acquired intangible assets	62.7	63.6	125.5	126.8
Net realized capital (gains) losses	(30.4)	3.9	(24.4)	(.7)
Income tax (benefit) expense	(31.0)	5.4	(69.4)	(29.7)
Operating earnings for Health Care	$771.0	$708.0	$1,613.3	$1,543.6

(1)
Operating earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets, the other items described in the reconciliation in Note 16 beginning on page 36 and the related income tax (benefit) expense. Of the total transaction and integration-related costs described in the reconciliation in Note 16 beginning on page 36, $59.0 million and $101.8 million were recorded in the Health Care segment in the three and six months ended June 30, 2016, respectively, and $30.7 million and $76.3 million were recorded in the Health Care segment in the three and six months ended June 30, 2015, respectively.

Net income decreased for the three months ended June 30, 2016 compared to the corresponding period in 2015, primarily as a result of litigation-related proceeds recorded during the three months ended June 30, 2015 and an increase in transaction and integration-related costs in 2016, partially offset by the increase in operating earnings described below and an increase in net realized capital gains. Net income decreased for the six months ended June 30, 2016 compared to the corresponding period in 2015, primarily as a result of litigation-related proceeds recorded during the three months ended June 30, 2015, partially offset by the increase in operating earnings described below.

Operating earnings increased for the three and six months ended June 30, 2016 compared to the corresponding periods in 2015, primarily due to higher underwriting margins in our Government business, higher fees and other revenue primarily due to higher average fee yields and lower general and administrative expenses, partially offset by lower underwriting margins in our Commercial business.

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  For the three and six months ended June 30, 2016 and 2015, our MBRs by product were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Commercial	83.4%	81.8%	80.6%	79.6%
Government	81.4%	80.3%	82.4%	80.8%
Total Health Care	82.4%	81.1%	81.5%	80.1%

Refer to our discussion of Commercial and Government results below for an explanation of the changes in our premiums and MBRs.

Commercial operating results for the three and six months ended June 30, 2016 reflect a decline in membership and lower underwriting margins compared to the corresponding periods in 2015.
Commercial premiums decreased $181 million and $427 million for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The decrease during the three and six months ended June 30, 2016 is primarily due to membership losses in our Commercial Insured products, partially offset by higher premium yields.

Our Commercial MBR increased 160 and 100 basis points for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in our Commercial MBR for both the three and six months ended June 30, 2016 is primarily due to higher medical costs in our Individual Commercial products, including a $65 million premium deficiency reserve recorded during the three months ended June 30, 2016, which reflects anticipated future losses for the 2016 coverage year. Our Individual Commercial products also were impacted by updates to estimates related to certain ACA programs in each of the three months ended June 30, 2016 and 2015. The 2016 Commercial MBR increase was partially offset by a favorable update to the ACA risk adjustment estimate for our Small Group Commercial products in the three months ended June 30, 2016 compared to the corresponding period in 2015.

Government operating results for the three and six months ended June 30, 2016 reflect an increase in membership and higher underwriting margins compared to the corresponding periods in 2015.
Government premiums increased $874 million and approximately $1.6 billion for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase during the three and six months ended June 30, 2016 is primarily as a result of membership growth in our Government business.

Our Government MBR increased 110 and 160 basis points for the three and six months ended June 30, 2016, respectively, compared to the corresponding periods in 2015. The increase in our Government MBR for the three months ended June 30, 2016 is primarily due to lower favorable development of prior-period health care cost estimates in 2016. The increase in our Government MBR for the six months ended June 30, 2016 is primarily due to performance in our Medicaid business.

Fees and Other Revenue
Health Care fees and other revenue decreased $35 million and increased $58 million for the three and six months ended June 30, 2016, respectively. The decrease during the three months ended June 30, 2016 is primarily due to the three months ended June 30, 2015 reflecting the impact of litigation-related proceeds, partially offset by higher average fee yields in 2016. The increase during the six months ended June 30, 2016 is primarily due to higher average fee yields in 2016, partially offset by the six months ended June 30, 2015 reflecting the impact of litigation-related proceeds.

Income Taxes
Our effective tax rate remained relatively flat at 43 percent for the three and six months ended June 30, 2016 and 2015.

Membership
Health Care’s membership at June 30, 2016 and 2015 was:

	2016			2015
(Thousands)	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,667	12,947	18,614	6,194	13,604	19,798
Medicare Advantage	1,344	—	1,344	1,233	—	1,233
Medicare Supplement	637	—	637	507	—	507
Medicaid	1,592	791	2,383	1,390	747	2,137
Total Medical Membership	9,240	13,738	22,978	9,324	14,351	23,675

Dental:
Total Dental Membership	5,926	8,393	14,319	6,189	8,434	14,623

Pharmacy:
Commercial			9,598			10,645
Medicare PDP (stand-alone)			1,967			1,433
Medicare Advantage PDP			943			854
Medicaid			2,657			2,439
Total Pharmacy Benefit Management Services			15,165			15,371

Total medical membership at June 30, 2016 decreased compared to June 30, 2015, primarily reflecting declines in our Commercial business, partially offset by growth in our Government Insured business.

Total dental membership at June 30, 2016 decreased slightly compared to June 30, 2015, primarily reflecting declines in our Insured dental products.

Total pharmacy benefit management services membership decreased at June 30, 2016 compared to June 30, 2015, primarily reflecting declines in our Commercial business, partially offset by growth in our Government business.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the six months ended June 30, 2016 and 2015:

(Millions)	2016	2015
Health care costs payable, beginning of period	$6,305.7	$5,621.1
Less: reinsurance recoverables	4.1	5.8
Health care costs payable, beginning of period, net	6,301.6	5,615.3
Add: Components of incurred health care costs:
Current year	22,724.7	21,435.8
Prior years	(709.4)	(699.0)
Total incurred health care costs (1)	22,015.3	20,736.8

Less: Claims paid
Current year	16,600.5	15,874.8
Prior years	4,840.8	4,501.4
Total claims paid	21,441.3	20,376.2

Health care costs payable, end of period, net	6,875.6	5,975.9
Add: premium deficiency reserve	64.5	—
Add: reinsurance recoverables	2.6	2.7
Health care costs payable, end of period	$6,942.7	$5,978.6

(1)
Total incurred health care costs exclude from the table above $65 million related to the premium deficiency reserve recorded during the second quarter of 2016 for the 2016 coverage year on our Individual Commercial products.

Our estimates of prior years’ health care costs payable decreased by $709 million and $699 million in the six months ended June 30, 2016 and 2015, respectively, resulting from claims being settled for amounts less than originally estimated, primarily due to lower health care cost trends than we assumed in establishing our health care costs payable in the prior years. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of current year health care costs payable.

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

Operating Summary for the Three and Six Months Ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Premiums:
Life	$291.2	$309.9	$571.2	$611.7
Disability	240.3	218.5	474.5	433.2
Long-term care	11.1	10.9	21.9	22.0
Total premiums	542.6	539.3	1,067.6	1,066.9
Fees and other revenue	25.7	26.3	51.8	53.2
Net investment income	61.8	63.3	119.5	125.8
Net realized capital gains	17.0	6.8	20.2	9.7
Total revenue	647.1	635.7	1,259.1	1,255.6
Current and future benefits	454.8	457.8	920.6	905.9
Operating expenses:
Selling expenses	32.2	29.6	63.5	58.2
General and administrative expenses	86.0	84.4	173.3	168.8
Total operating expenses	118.2	114.0	236.8	227.0
Amortization of other acquired intangible assets	.1	.1	.1	.1
Total benefits and expenses	573.1	571.9	1,157.5	1,133.0
Income before income taxes	74.0	63.8	101.6	122.6
Income taxes	13.1	14.7	17.3	27.7
Net income attributable to Aetna for Group Insurance	$60.9	$49.1	$84.3	$94.9

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three and six months ended June 30, 2016 and 2015 for our Group Insurance segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Net income attributable to Aetna for Group Insurance	$60.9	$49.1	$84.3	$94.9
Amortization of other acquired intangible assets	.1	.1	.1	.1
Net realized capital gains	(17.0)	(6.8)	(20.2)	(9.7)
Income tax expense	5.9	2.4	7.0	3.4
Operating earnings for Group Insurance	$49.9	$44.8	$71.2	$88.7

(1)	Operating earnings excludes net realized capital gains, amortization of other acquired intangible assets and the related income tax expense.

Net income for the three and six months ended June 30, 2016 increased by $12 million and decreased by $11 million when compared to the corresponding periods in 2015, respectively. The increase during the three months ended June 30, 2016 is primarily due to higher net realized capital gains. The decrease in net income during the six months ended June 30, 2016 is primarily due to the decrease in operating earnings described below, partially offset by higher net realized capital gains.

Operating earnings for the three and six months ended June 30, 2016 increased by $5 million and decreased by $18 million when compared to the corresponding periods in 2015, respectively. The increase during the three months ended June 30, 2016 is primarily due to higher underwriting margins in our long-term care products. The decrease during the six months ended June 30, 2016 is primarily due to lower underwriting margins in our disability products and higher operating expenses.

We calculate our group benefit ratio by dividing current and future benefits by total premiums.  Our group benefit ratios were:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Group benefit ratio	83.8%	84.9%	86.2%	84.9%

The 110 basis point decrease in our group benefit ratio for the three months ended June 30, 2016 compared to the corresponding period in 2015 is primarily due to higher underwriting margins in our long-term care products. The 130 basis point increase in our group benefit ratio for the six months ended June 30, 2016 compared to the corresponding period in 2015 is primarily due to lower underwriting margins in our disability products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Premiums	$4.6	$6.7	$19.7	$17.1
Net investment income	71.1	81.2	118.5	154.1
Other revenue	2.3	2.4	4.5	4.8
Net realized capital gains (losses)	3.7	(.9)	6.1	(.3)
Total revenue	81.7	89.4	148.8	175.7
Current and future benefits	70.7	81.4	133.8	161.4
General and administrative expenses	3.2	3.0	6.4	6.1
Reduction of reserve for anticipated future losses on discontinued products	(128.5)	—	(128.5)	—
Total benefits and expenses	(54.6)	84.4	11.7	167.5
Income before income taxes (benefits)	136.3	5.0	137.1	8.2
Income taxes (benefits)	45.2	(1.5)	46.1	(1.8)
Net income including non-controlling interests	91.1	6.5	91.0	10.0
Less: Net income (loss) attributable to non-controlling interests	.8	.9	(.6)	1.9
Net income attributable to Aetna for Large Case Pensions	$90.3	$5.6	$91.6	$8.1

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for the three and six months ended June 30, 2016 and 2015 for our Large Case Pensions segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Net income attributable to Aetna for Large Case Pensions	$90.3	$5.6	$91.6	$8.1
Reduction of reserve for anticipated future losses on discontinued products	(128.5)	—	(128.5)	—
Net realized capital (gains) losses	(3.7)	.9	(6.1)	.3
Income tax expense (benefit)	46.3	(.3)	47.1	(.1)
Operating earnings for Large Case Pensions	$4.4	$6.2	$4.1	$8.3

(1)	Operating earnings excludes net realized capital gains and losses, the other items described in the reconciliation in Note 16 beginning on page 36 and the related income tax expense (benefit).

Total revenue decreased by $8 million and $27 million for the three and six months ended June 30, 2016, when compared to the corresponding period in 2015, primarily as a result of lower net investment income.

Net income for the three and six months ended June 30, 2016 increased by $85 million and $84 million when compared to the corresponding periods in 2015, respectively. The increase during the three and six months ended June 30, 2016 is primarily due to the reduction of our reserve for anticipated future losses on discontinued products, which was primarily due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance.  At both June 30, 2016 and December 31, 2015, our remaining GIC liability was not material. We provide additional information on the reserve for anticipated future losses, including key assumptions and other important information, in Note 18 beginning on page 38.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review, we released $84 million ($129 million pretax) of the reserve in the three months ended June 30, 2016. This reserve release was primarily due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The current reserve reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheets.

Refer to Note 18 of beginning on page 38 for additional information on the activity in the reserve for anticipated future losses on discontinued products during the three and six months ended June 30, 2016 and 2015.

INVESTMENTS

Our investment portfolio supported the following products at June 30, 2016 and December 31, 2015:

(Millions)	June 30, 2016	December 31, 2015
Experience-rated products (1)	$1,197.0	$1,156.7
Discontinued products (1)	3,153.5	3,059.1
Remaining products	21,054.3	20,463.8
Total investments	$25,404.8	$24,679.6

(1)	Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results.

The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. Experience-rated contract holder and participant-directed withdrawals for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2016	2015	2016	2015
Scheduled contract maturities and benefit payments (1)	$17.8	$19.3	$35.8	$39.5
Contract holder withdrawals other than scheduled contract
maturities and benefit payments	9.2	37.3	9.9	46.1
Participant-directed withdrawals	.6	.1	1.0	1.1

(1)	Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both June 30, 2016 and December 31, 2015, with approximately $5.3 billion and $5.0 billion rated AAA at June 30, 2016 and December 31, 2015, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.5 billion and $1.4 billion at June 30, 2016 and December 31, 2015, respectively (of which 13% at both June 30, 2016 and December 31, 2015, supported our experience-rated and discontinued products).

At June 30, 2016 and December 31, 2015, we held $934 million and $956 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 4% of our total investments at each date.  These securities had an average credit quality rating of AA at both June 30, 2016 and December 31, 2015, with the guarantee.  These securities had an average credit quality rating of A at both June 30, 2016 and December 31, 2015, without the guarantee.  We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both June 30, 2016 and December 31, 2015, less than 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

Additionally, at both June 30, 2016 and December 31, 2015, less than 7% of our investment portfolio was comprised of investments that have exposure to the oil and gas industry, with more than half that amount comprised of investment grade rated debt securities. These exposures are experiencing varied degrees of financial strains in the current depressed oil and gas price environment, and the likelihood of our portfolio incurring realized capital losses on these exposures may increase if such depressed prices persist and/or decline further.

We generally classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheets.  At both June 30, 2016 and December 31, 2015, 1% of our debt and equity securities were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 10 beginning on page 20 for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

Refer to Note 7 beginning on page 12 for details related to:

•	Our investment portfolio balances at June 30, 2016 and December 31, 2015;

•	Gross unrealized capital gains and losses by major security type;

•	Debt securities with unrealized capital losses (including the amounts related to experience-rated and discontinued products);

•	Our net realized capital gains and losses; and

•	Our mortgage loan portfolio.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for us. In June 2016, we issued $13 billion of 2016 Humana-related senior notes and invested the net proceeds in highly rated money market fund investments. We have estimated the impact on the fair value of our market sensitive investments and our long term debt obligations based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumptions used were as follows: an immediate increase of 100 basis points in interest rates (which we believe represents a moderately adverse scenario and is approximately equal to the historical annual volatility of interest rate movements for our intermediate-term available-for-sale debt securities) and an immediate decrease of 15% in prices for domestic equity securities.

Assuming an immediate 100 basis point increase in interest rates and immediate decrease of 15% in the prices for domestic equity securities, the theoretical decline in the fair values of our market sensitive instruments at June 30, 2016 is as follows:

•	The fair value of our long-term debt would decline by $1.1 billion ($1.8 billion pretax). Changes in the fair value of our long-term debt do not impact our financial position or operating results.

•
The theoretical reduction in the fair value of our investment securities partially offset by the theoretical reduction in the fair value of our interest rate sensitive liabilities would result in a net decline in fair value of $329 million ($506 million pretax) related to our non-experience-rated products. Reductions in the fair value of our investment securities would be reflected as an unrealized loss in equity, as we classify these securities as available for sale. We do not record our liabilities at fair value.

Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows as of June 30, 2016.

Refer to the MD&A in our 2015 Annual Report for information about certain operational risks.

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

Presented below is a condensed statement of cash flows for the six months ended June 30, 2016 and 2015. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities).  Refer to the Consolidated Statements of Cash Flows on page 5 for additional information.

	Six Months Ended
	June 30,
(Millions)	2016	2015
Cash flows from operating activities
Health Care and Group Insurance	$2,326.5	$1,936.7
Large Case Pensions	(116.7)	(207.6)
Net cash provided by operating activities	2,209.8	1,729.1
Cash flows from investing activities
Health Care and Group Insurance	(52.4)	(791.7)
Large Case Pensions	88.3	261.5
Net cash provided by (used for) investing activities	35.9	(530.2)
Net cash provided by (used for) financing activities	12,349.4	(1,493.5)
Net increase in cash and cash equivalents	$14,595.1	$(294.6)

Cash Flow Analysis
Cash flows provided by operating activities for Health Care and Group Insurance were approximately $2.3 billion and $1.9 billion for the six months ended June 30, 2016 and 2015, respectively. The increase in cash flows provided by operating activities for the six months ended June 30, 2016 compared with the corresponding period in 2015 is primarily attributable to an increase in our health care and insurance liabilities primarily due to growth in our government business and increased claim processing times during the first half of 2016.

Cash flows provided by investing activities were $36 million for the six months ended June 30, 2016, compared with cash flows used for investing activities of $530 million for the six months ended June 30, 2015.  The increase in cash provided by investing activities for the six months ended June 30, 2016 compared with the corresponding period in 2015 is primarily attributable to higher net sales of investments.

During the six months ended June 30, 2016, our cash flows provided by financing activities reflect the issuance of the 2016 Humana-related senior notes, net payments on interest rate derivatives and dividends paid to our shareholders. During the six months ended June 30, 2015, our cash flows used for financing activities reflect the repayment of debt, share repurchases, settlements from repurchase agreements and dividends paid to shareholders. Refer to Note 13 beginning on page 30 for more information about dividends paid to shareholders.

Humana-Related Senior Notes; Long-Term Debt, Revolving Credit Facility; Bridge Credit Agreement; and Term Loan Agreement
In June 2016, we issued $13 billion of 2016 Humana-related senior notes. Additionally, in connection with the closing of the 2016 Humana-related senior notes, we terminated the Bridge Credit Agreement effective June 9, 2016. Significant portions of the 2016 Humana-related senior notes are subject to mandatory redemption if the Humana Acquisition does not close. The approximately $13 billion of net proceeds related to the issuance of the 2016 Humana-related senior notes were invested in highly rated money market fund investments classified as cash and cash equivalents on our balance sheets.

In support of our capital management goals, during 2015 we repaid maturing long-term debt and extended the maturity date of our revolving credit facility.

Refer to Notes 3, 6 and Note 12 beginning on page 10, 11 and page 27 , respectively, for additional information on these transactions.

Cash Flow Hedges
Prior to issuing the 2016 Humana-related senior notes, we entered into various interest rate swaps and treasury rate locks that were designated as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition. We terminated these hedges in conjunction with the issuance of the 2016 Humana-related senior notes and paid an aggregate of $348 million to the hedge counterparties upon termination of these interest rate swaps and treasury rate locks.

Refer to Note 12 beginning on page 27 for additional information on these transactions.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At both June 30, 2016 and December 31, 2015, we did not have any commercial paper outstanding. There were no commercial paper borrowings during the six months ended June 30, 2016.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 54% at June 30, 2016. At the completion of the Humana Acquisition, we currently project our debt to capital ratio will be approximately 46% as we issued $13 billion of 2016 Humana-related senior notes and expect to issue an additional $3.2 billion of debt, including term loans and commercial paper, to partially finance the cash portion of the purchase price. Following the announcement of the Humana Acquisition in July 2015, each of Standard & Poor’s Rating Services, A.M. Best, Fitch Ratings and Moody’s Investors Service placed certain of our debt, financial strength and other credit ratings under review for a possible downgrade. Following the issuance of the 2016 Humana-related senior notes, each of Standard & Poor’s Rating Services, A.M. Best and Moody’s Investors Service downgraded certain of our debt, financial strength and other credit ratings by one notch. Fitch Ratings is expected to take similar actions upon the completion of the Humana Acquisition. We currently project that our debt to capital ratio will decrease below 40% over the 24 months following the completion of the Humana Acquisition. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $124 million and $226 million for the three and six months ended June 30, 2016, respectively, and $80 million and $160 million for the three and six months ended June 30, 2015, respectively. The increase in interest expense during 2016 compared to 2015 reflects financing activity associated with the Humana Acquisition.

Refer to Notes 12 and 13 beginning on pages 27 and 30, respectively, for information on our FHLBB membership and our stock-based compensation awards granted during 2016, respectively.

Contractual Obligations
The following table summarizes certain estimated future obligations by period under certain of our contractual agreements at June 30, 2016. The table below does not include all future obligations by period; it only includes those future obligations that have changed materially from those presented in our 2015 Annual Report as a result of the issuance of the 2016 Humana-related senior notes. We believe that funds from future operating cash flows, together with cash, investments and other funds available under the Facility and the Term Loan Agreement; from the FHLBB; and from public or private financing sources, will be sufficient to meet our existing commitments as well as our liquidity needs associated with future operations, including our strategic growth initiatives.

(Millions)	2016	2017-2018	2019-2020	Thereafter	Total
Long-term debt obligations, including interest	$530.1	$4,013.4	$4,042.5	$22,597.6	$31,183.6

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

REGULATORY ENVIRONMENT
Except as described in the “Health Care Reform” section of the MD&A beginning on page 44. There were no material changes in the regulation of our business since December 31, 2015.  Refer to the “Regulatory Environment” section in our 2015 Annual Report for information on the regulation of our business.

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

The following information updates and supplements the Forward Looking Information/Risk Factors section of our 2015 Annual Report. You should read that section of our 2015 Annual Report and the information below carefully because each of them contains a discussion of important risk factors that could adversely affect our business as well as the market price for our common stock.

Department of Justice Litigation
On July 21, 2016, the DOJ filed the DOJ litigation. The DOJ litigation could extend beyond December 31, 2016 and could delay the completion of the Humana Acquisition for a significant period of time. The DOJ litigation also substantially increases the risk that the Humana Acquisition will not be completed.

Among other things, if we are unable to complete the Humana Acquisition, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to an independent company. In addition, we would be required to pay Humana a regulatory termination fee of $1 billion if both (x) the Merger Agreement is terminated under any of the following circumstances:

•	by Humana or Aetna because the Humana Acquisition has not been completed on or before December 31, 2016, unless that date is extended by Aetna and Humana (the “Termination Date”);

•
by Humana or Aetna because there is in effect any applicable law or final and non-appealable order in respect of certain regulatory matters in the U.S. or any of its territories that prohibits the completion of the Humana Acquisition; or

•
by Humana because (i) there is in effect any order in respect of certain regulatory matters that prohibits completion of the Humana Acquisition, which order has not become final and non-appealable, (ii) within 30 days after the order taking effect, Aetna has not instituted appropriate proceedings seeking to have the order terminated and (iii) Aetna’s failure to institute appropriate proceedings has not been cured within 10 days following notice to Aetna from Humana of Humana’s intent to terminate the Merger Agreement;

and (y) at the time the Merger Agreement is terminated, all of the conditions to Aetna’s and its subsidiary’s obligations to complete the Humana Acquisition are satisfied other than (i) the required regulatory approvals condition and (ii) the condition requiring the absence of any applicable law or order being in effect in the U.S. or any of its territories that prohibits the completion of the Humana Acquisition (but only if that condition is not satisfied solely due to any applicable law or final and non-appealable order in respect of certain regulatory matters).

There can be no assurance that the Humana Acquisition will be completed. Even if the Humana Acquisition is completed, a delay in completing the Humana Acquisition could cause us not to realize some or all of the benefits we expect to achieve from the transaction.

If the Humana Acquisition has not been completed by the Termination Date or if, prior to such date, the Merger Agreement is terminated, we must redeem approximately $10.2 billion aggregate principal amount of certain of the 2016 Humana-related senior notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest and recognize the entire unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts in our net income upon such redemption.

For more information on the risks associated with any delay in, or the failure of, the completion of the Humana Acquisition, see the risk factors under the heading “Certain Risks Related to the Proposed Acquisition of Humana” in the Forward Looking Information/Risk Factors section of our 2015 Annual Report.

Aetna APA/Humana APA
Although we do not believe divestitures should be required to complete the Humana Acquisition, on August 2, 2016, we entered into the Aetna APA and Humana entered into the Humana APA in order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage. Depending upon the resolution of the DOJ litigation, we may be required to close the transactions contemplated by the Aetna APA, and Humana may be required to close the transactions contemplated by the Humana APA, in order for us to complete the Humana Acquisition.

The closings of the transactions contemplated by the Aetna APA and the Humana APA are subject to the completion of the Humana Acquisition and the resolution of the DOJ litigation, as well as separate closing conditions included in each of the Aetna APA and the Humana APA, including CMS approval of the novation to Molina of each of the contracts to be divested under each of the Aetna APA and the Humana APA, and customary closing conditions, including approvals of state departments of insurance and other regulators. As a result, the time necessary to close the transactions contemplated by each of the Aetna APA and the Humana APA is uncertain.

Any requirement that we close the transactions contemplated by the Aetna APA and/or that Humana close the transactions contemplated by the Humana APA in order for us to complete the Humana Acquisition could delay the completion of the Humana Acquisition for a significant period of time beyond any resolution of the DOJ litigation, could extend the completion of the Humana Acquisition beyond December 31, 2016, and may increase the risk that the Humana Acquisition will not completed.

For more information on the risks associated with any delay in, or the failure of, the completion of the Humana Acquisition, see the risk factors under the heading “Certain Risks Related to the Proposed Acquisition of Humana” in the Forward Looking Information/Risk Factors section of our 2015 Annual Report.

Risks Relating to Humana.
Following completion of the Humana Acquisition, Aetna will be subject to the risks described in (i) Part I, Item 1A in Humana's Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 18, 2016, and incorporated by reference into our 2015 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In June 2016, we issued $13 billion of 2016 Humana-related senior notes and invested the net proceeds in highly rated money market fund investments. Based on our overall exposure to interest rate risk and equity price risk, we believe that our assumed changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows as of June 30, 2016. Refer to the information contained in the “Risk Management and Market-Sensitive Instruments” section of the MD&A beginning on page 55 for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2016 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this report.

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

The information contained in Note 15 of Condensed Notes to Consolidated Financial Statements, beginning on page 32 is incorporated herein by reference.

Item 1A.	Risk Factors

The information contained under the heading “Forward-Looking Information/Risk Factors” in the MD&A, beginning on page 59 is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we did not repurchase any shares of common stock. At June 30, 2016, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under our November 21, 2014 and February 28, 2014 programs. Prior to the closing of the Humana Acquisition, our ability to repurchase shares of common stock will be limited. We expect to suspend our share repurchase programs for approximately six months following the closing of the transaction.

The information contained in Note 13 of Condensed Notes to Consolidated Financial Statements, beginning on page 30 is incorporated herein by reference.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

4	Instruments defining the rights of security holders, including indentures

4.1
Supplemental Indenture dated as of June 9, 2016 between Aetna Inc. and U.S. Bank National
Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating the Aetna Inc.'s Floating Rate Senior Notes due December 8, 2017, 1.700% Senior Notes due June 7, 2018, 1.900% Senior Notes due June 7, 2019, 2.400% Senior Notes due June 15, 2021, 2.800% Senior Notes due June 15, 2023, 3.200% Senior Notes due June 15, 2026, 4.250% Senior Notes due June 15, 2036 and 4.375% Senior Notes due June 15, 2046, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.'s Form 8-K filed on June 9, 2016.

10	Material Contracts

10.1	Aetna Inc. 2016 Employee Stock Purchase Plan*

11	Statement re: computation of per share earnings

11.1	“Computation of per share earnings” is incorporated herein by reference to Note 4 of Condensed Notes to Consolidated Financial Statements, beginning on page 10 in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated August 2, 2016 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	August 2, 2016	By	/s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material Contracts

10.1	Aetna Inc. 2016 Employee Stock Purchase Plan	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated August 2, 2016 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic