Form 10-K
period 2016-12-31
AETNA INC /PA/
filed 2017-02-17
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2016) was $41.8 billion.
There were 351.7 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at January 31, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement related to Aetna Inc.'s 2017 Annual Meeting of Shareholders, to be filed on or about April 7, 2017 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2016

FORWARD-LOOKING INFORMATION

The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements, so long as (1) those statements are identified as forward-looking, and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. We want to take advantage of these safe harbor provisions.

Certain information contained in this Annual Report on Form 10-K is forward-looking within the meaning of the 1995 Act or SEC rules. This information includes, but is not limited to: “Outlook for 2017” and “Regulatory Environment” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Part II, Item 7, “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A, and “Risk Factors” included in Part I, Item 1A. In addition, throughout this Annual Report on Form 10-K and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions, when we intend to identify forward-looking statements:

·	Expects	·	Intends	·	Seeks	·	Will	·	Potential
·	Projects	·	Plans	·	Estimates	·	Should	·	Continue
·	Anticipates	·	Believes	·	May	·	Could	·	View
·	Outlook	·	Guidance	·	Predict	·	Likely	·	Probable
·	Forecast	·	Can	·	Explore	·	Evaluate	·	Might

Forward-looking statements rely on a number of estimates, assumptions and projections concerning future events, and are subject to a number of significant uncertainties and other factors that could cause actual results to differ materially from those statements. Many of these uncertainties and other factors are outside our control. Certain of these uncertainties and other factors are described under “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. You should not put undue reliance on forward-looking statements. Any forward-looking statement speaks only as of the date of this report, and we disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events, uncertainties or otherwise.

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Annual Report on Form 10-K refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Part I

Item 1. Business

General
We are one of the nation's leading diversified health care benefits companies, serving an estimated 46.7 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers' compensation administrative services and health information technology (“HIT”) products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

2016 Accomplishments
We are working to build healthier communities, a healthier nation and a healthier world. Our operational, financial and strategically important accomplishments during 2016 included:

•	Continued strong performance in our Government businesses including;

◦
Expanding our presence in Government programs through membership growth in Medicare Advantage, Medicare Supplement and Medicaid as well as through programs for members who are dually eligible for both Medicare and Medicaid (“Duals”).

◦
Increasing our percentage of Medicare Advantage members in plans with 2017 star ratings of at least 4.0 stars for the third consecutive year to 92 percent, based on our membership as of December 31, 2016, the highest percentage among our publicly traded peers.

•	Delivering solid results in our Commercial ASC and fee-based businesses driven by positive fee yields and a focus on cost control.

•
Successfully advancing our strategy to help transform the healthcare system from volume-based payment models to ones that reward the quality and value provided. We formed multiple collaborations with healthcare providers that span a wide spectrum of value-based care models, including two new joint venture relationships. We carried that momentum into 2017 with the announced signing of a new joint venture with Allina Health in Minneapolis. We made solid progress in 2016, with over 45 percent of Aetna’s medical spend currently flowing through some form of value-based care model, positioning us to achieve our 2020 goal of 75 percent.

•
Participating in a number of private health insurance exchanges (“Private Exchanges”) in 2016. We continue to believe that Private Exchanges are an efficient way for plan sponsors to shift towards a defined contribution model for employee health benefits, and we expect to continue our participation in 2017.

•
Making progress in developing a portfolio of products and tools that will help to transform the health benefits industry to a retail model that is consumer-centric, affordable and convenient. In 2016, we signed an agreement with Apple that we believe will improve our members’ health experience by combining the power of iOS apps and the renowned user experience of Apple products, including Apple Watch, iPhone and iPad, with Aetna’s analytics-based wellness and care management programs.

Terminated Acquisition of Humana Inc. (“Humana”) and Terminated Divestiture to Molina
On July 2, 2015, we entered into a definitive agreement (the “Merger Agreement”) to acquire Humana (the “Humana Acquisition”) in a transaction valued at approximately $37 billion, based on the closing price of Aetna common shares on July 2, 2015, including the assumption of Humana debt and Humana cash and cash equivalents.

On July 21, 2016, the U.S. Department of Justice (the “DOJ”) and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that the Humana Acquisition would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Acquisition. On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively the “Parties”) agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017 (the “Termination Date”). Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Acquisition (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We will redeem the Special Mandatory Redemption Notes on or about March 16, 2017, and we expect to fund the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, in the first quarter of 2017, we will recognize on a pretax basis in our net income the entire approximately $420 million unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts and the entire approximately $100 million redemption premium paid on the Special Mandatory Redemption Notes upon such redemption.

In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage relating to the Humana Acquisition, on August 2, 2016, we entered into a definitive agreement (the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. On February 14, 2017, Aetna and Molina entered into a Termination Agreement (the “APA Termination Agreement”) pursuant to which Aetna terminated the Molina APA, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby or entered pursuant thereto. Under the APA Termination Agreement, Aetna agreed to pay Molina in cash (a) a termination fee of $53 million and (b) approximately 70% of Molina’s transaction costs. We paid Molina the termination fee on February 16, 2017 and funded that payment with the proceeds of the 2016 senior notes. We expect to pay Molina the applicable transaction costs during the first quarter of 2017.

Heath Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) made broad-based changes to the U.S. health care system. On January 20, 2017, the President signed an executive order that gives the regulatory agencies that enforce the ACA the authority to interpret regulations issued under the ACA in a way that limits fiscal burdens on states and financial or regulatory burdens on individuals, providers, health insurers and others. The practical implications of that order are unclear, and the future of the ACA is uncertain. While we anticipate efforts in 2017 and beyond to substantially modify, repeal or replace the ACA, we expect aspects of the ACA to continue to significantly impact our business operations and operating results, including our pricing, our medical benefit ratios (“MBRs”) and the geographies in which our products are available. The ACA has presented us with business opportunities, but also with financial and regulatory challenges. Most of the ACA’s key components were phased in during or prior to 2014, including public health insurance exchanges (“Public Exchanges” and together with Private Exchanges, “Insurance Exchanges”), required minimum Medical Loss Ratios (“MLRs”) in Commercial and Medicare products, the individual coverage mandate, guaranteed issue, rating limits in individual and small group products, significant new industry-wide fees, assessments and taxes, enhanced premium rate review and disclosure processes, reduced Medicare Advantage payment rates to insurers, and linking Medicare Advantage payments to a plan’s Centers for Medicare & Medicaid Services (“CMS”) quality performance ratings or “star ratings.” The effects of these changes are reflected in our operating results. If the ACA is not amended, repealed or replaced certain of its components will continue to be phased in until 2020. For additional information on federal and state health care reform, refer to “Regulatory Environment” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with health care reform, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Reportable Segments
Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue. Refer to MD&A included in Part II, Item 7 and Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K regarding revenue and profit information for each of our business segments and revenue and asset information about geographic areas. The following is a description of each of our business segments.

Health Care Segment
Products and Services
We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk of medical and dental care costs) as “ASC.” Health Care products and services consist of the following:

•
Commercial Medical: We offer point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Our Commercial medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). Our principal products and services are targeted specifically to large multi-site national, mid-sized and small employers, individual insureds and expatriates.

•
Government Medical: In select geographies, we offer Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participate in Medicaid and subsidized Children's Health Insurance Programs (“CHIP”); and participate in Duals demonstration projects. These Government products are further described below:

•
Medicare: Through annual contracts with CMS, we offer HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over Original Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services. We offered network-based HMO and/or PPO plans in 1,093 counties in 39 states and Washington, D.C. in 2016. We are expanding to 1,213 counties in 40 states and Washington, D.C. in 2017. We are a national provider of the Medicare Part D Prescription Drug Program (“PDP”) in all 50 states and Washington, D.C. to both individuals and employer groups. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. For certain qualifying employer groups, we offer our Medicare PPO products nationally. When combined with our PDP product, these national PPO plans form an integrated national fully-insured Medicare product for employers that provides medical and pharmacy benefits.

•
Medicare Supplement: For certain Medicare eligible members, we offer supplemental coverage for certain health care costs not covered by Original Medicare. The products included in our Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. We offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2016.

•
Medicaid and CHIP: We offer health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. We offered these services on an Insured or ASC basis in 16 states in 2016.

•
Duals: We provide health coverage to beneficiaries who are dually eligible for both Medicare and Medicaid coverage. These members must meet certain income and resource requirements in order to qualify for this coverage. We coordinate 100% of the care for these members and may provide them with additional services in order to manage their health care costs. During 2016, we offered services on an Insured basis to members who were dually eligible in four states under demonstration projects.

•	Dental: We offer managed dental plans on an Insured and ASC basis. We are one of the nation's largest providers of dental coverage, based on membership at December 31, 2016.

•
Behavioral Health: Our behavioral health and employee assistance products provide members who experience stress, depression and other types of mental health related illness with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs. We provide customized behavioral health solutions to members in all 50 states.

•
Provider Network Access (“First Health” and “Cofinity”): Through our First Health and Cofinity products, we provide access to health care provider networks to other insurance companies, third-party administrators, health plans and employers. First Health products are marketed nationally, while Cofinity products are marketed in certain states.

•
Stop Loss: We offer medical stop loss insurance coverage for certain employers who elect to self insure their health benefits. Under this product, we assume risk for costs associated with large individual claims and/or aggregate loss experience within an employer's plan above a pre-set annual threshold.

•
Aetna VisionSM Preferred: We offer vision benefits that provide members with access to one of the largest vision networks in the U.S. The Aetna Vision Preferred program can be customized with a wide range of benefit levels and co-payments.

•
Workers' Compensation Administrative Services: Our workers’ compensation administrative services products and services consist of fee-based, managed care services, such as provider network access, cost containment services, pharmacy benefit management, durable medical equipment and ancillary services, and care management services to underwriters and administrators of workers’ compensation insurance.

•
Consumer Health and Services: We have a portfolio of products aimed at creating an holistic and integrated approach to individual health and wellness, including products previously marketed under the Healthagen® brand. These products and services complement our Commercial, Medicare and Medicaid products.

•
Pharmacy: We offer pharmacy benefit management services and specialty and mail order pharmacy services to our members. Our pharmacy fulfillment services are delivered by Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®. ASP dispenses specialty medications and offers certain support services associated with specialty medications. Specialty medications include injectable or infused medications that may not be readily available at local pharmacies. Aetna Rx Home Delivery® provides mail order prescription drug services. CaremarkPCS Health, L.L.C. performs the administration of selected functions for our retail pharmacy network contracting and claims administration; mail order and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services for us. Another supplier also provides certain pharmacy benefit management services to us and our customers.

•
Advanced Provider Models (“APM”): We are focused on growing membership in our medical products through provider collaborations that are designed to lower medical costs for us and our customers and make our products more affordable. These collaboration models include joint ventures and accountable care organizations (“ACOs”). We offer a suite of solutions designed to facilitate delivery system reform and help reduce the cost of care by enabling population health management for providers. Our APM products facilitate providers changing their business model from episodic acute care to patient population management which allows them to convert from volume-based reimbursement to value-based reimbursement. Our APM products deploy Aetna's population health management assets to collaborate with providers in new ways to improve the quality and efficiency of care for all patients, whether they are Aetna members or members of other payors. In 2016, we continued expanding our offering of APM products and services to employers and individuals in more geographic areas to create mutually beneficial relationships with providers through a variety of methods, including alignment of financial incentives based on cost and quality, implementation of innovative HIT and deploying leading care management programs. Our APM relationships include joint ventures with Allina Health, Banner Health Network, Inova Health System and Texas Health Resources.

•
ActiveHealth Management: Through the use of our patented CareEngine® system, our ActiveHealth Management products provide evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others. ActiveHealth Management also is a key component of our APM solutions.

•
Medicity: Medicity is a health information exchange company and a key component of our APM and provider enablement solutions. Medicity offers a set of convenient, easy-to-access technology solutions for physicians, hospitals and other health care providers. These capabilities allow us to further the adoption of electronic health records and contribute to initiatives that foster administrative simplicity in health care, a key issue for consumers, patients and providers. Medicity provides customers clinical data integration and secure data exchange capabilities.

•
Consumer: We believe the role of the consumer in health care is changing and that consumers will become the primary decision makers when it comes to choosing their health-related benefits. As a result, we are developing a portfolio of products and tools, including bswift and iTriage, that are designed for a retail model in the health benefits industry that is consumer-centric, affordable and convenient. Our Consumer business is focusing on developing a simplified, integrated offering to help consumers navigate the health care system and manage their health care costs.

▪
bswift: bswift provides benefit administration technology and services to employers nationwide, streamlining the benefits process. bswift's technology also provides the shopping, buying and enrolling experience for Public Exchanges, Private Exchanges and individuals.

▪
iTriage: The iTriage application gives smart phone and computer users access to a symptom navigator which assists users in finding nearby health facilities or physicians that could help with their specific health issue. iTriage assists users in finding health care that is right for them.

Provider Networks
We contract with physicians, hospitals and other health care providers for services they provide to our members. The health care providers who participate in our networks are independent contractors and are neither our employees nor our agents, except for providers who work in our mail-order and specialty pharmacy facilities.

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

At December 31, 2016, Aetna's underlying nationwide provider network had approximately 1.3 million participating health care providers, including over 702,000 primary care and specialist physicians and approximately 5,700 hospitals.

•
Advanced Provider Models: We collaborate with hospitals and other providers through our APM products. Our arrangements focus on high value narrow network solutions to provide high-quality, low-cost options in local geographies. We are able to help enhance our relationships with hospitals and other providers through a variety of methods, including a re-alignment of financial incentives for providing high quality care, total cost management initiatives and risk sharing arrangements.

•
Primary Care Physicians: We compensate primary care physicians (“PCPs”) participating in our networks on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas and representing approximately 4 percent of health care costs in both 2016 and 2015 and 5 percent of health care costs in 2014. In a fee-for-service arrangement, physicians are paid for health care services provided to the member based upon a set fee for the services provided. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the volume of health care services provided to the member. In some cases, PCPs who are paid on a fee-for-service or capitated basis also receive additional incentive fees if certain performance metrics are attained.

•	Specialist Physicians: Specialist physicians participating in our networks are generally reimbursed at contracted rates per visit or per procedure.

•
Hospitals: We typically enter into contracts with hospitals that provide for per-day and/or per-case rates, often with fixed rates for ambulatory, surgery and emergency room services. We also have hospital contracts that provide for reimbursement based on a percentage of the charges billed by the hospital. Our medical plans generally require notification of elective hospital admissions, and we monitor the length of hospital stays. Physicians who participate in our networks generally admit their patients in network-based products to participating hospitals using referral procedures that direct the hospital to contact our patient management unit in order to confirm the patient's membership status and facilitate the patient management process. This unit also assists members and providers with related activities, including, if necessary, the subsequent transition to the home environment and home care. Case management assistance for complex cases is provided by a special unit.

•	Other Providers: Laboratory, imaging, urgent care and other freestanding health facility providers are generally paid under fee-for-service arrangements, except for certain laboratory services.

Quality Assessment
CMS uses a 5-star rating system to monitor plans and ensure that they meet CMS's quality standards. CMS uses this rating system to provide Medicare beneficiaries with a tool that they can use to compare the overall quality of care and level of customer service of companies that provide Medicare health care and drug plans. The rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management and overall customer satisfaction. Refer to “Pricing” below in this Item 1 for further discussion of our star ratings.

We seek Health Plan accreditation for our Aetna HMO plans from the National Committee for Quality Assurance (the “NCQA”), a national organization established to review the quality and medical management systems of health care plans. Health care plans seeking accreditation must pass a rigorous, comprehensive review and must annually report on their performance.

Aetna Life Insurance Company ("ALIC"), a wholly-owned subsidiary of Aetna, has received nationwide NCQA PPO Health Plan accreditation, through December 13, 2019. As of December 31, 2016, all of our Aetna Health Inc. Commercial HMO and ALIC PPO members who were eligible, participated in HMOs or PPOs that are accredited by the NCQA.

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

Our provider selection and credentialing/re-credentialing policies and procedures are consistent with NCQA and URAC, as well as state and federal, requirements. In addition, we are certified under the NCQA Credentials Verification Organization (“CVO”) certification program for all certification options through January 5, 2019. Our URAC CVO accreditation is valid through October 1, 2018.

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

Principal Markets and Sales
Our medical membership is dispersed throughout the U.S., and we serve a limited number of members in certain countries outside the U.S. Refer to Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our foreign customers. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by U.S. and other geographic region and funding arrangement at December 31, 2016, 2015 and 2014:

	2016			2015			2014
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	2,121	2,966	5,087	2,166	2,952	5,118	2,314	2,905	5,219
Southeast	2,260	3,076	5,336	2,173	3,183	5,356	2,149	3,167	5,316
Mid-America	2,506	2,673	5,179	2,507	2,913	5,420	2,372	2,980	5,352
West	1,954	4,848	6,802	1,837	5,008	6,845	1,999	4,950	6,949
Other	331	375	706	440	308	748	452	260	712
Total medical membership	9,172	13,938	23,110	9,123	14,364	23,487	9,286	14,262	23,548

Additional information on Health Care's membership is included in the “Healthcare - Membership” section of the MD&A included in Part II, Item 7 of this Annual Report on Form 10-K.

We market both Commercial Insured and ASC products and services primarily to employers that sponsor our products (also called “plan sponsors”) for the benefit of their employees and their employees' dependents. Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. We also sell Insured plans directly to individual consumers in a number of states, including through Public Exchanges. Some Health Care products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, we bill the covered individual directly.

We offer Insured Medicare coverage on an individual basis as well as through employer groups to their retirees. Medicaid and CHIP members are enrolled on an individual basis. We also offer Insured health care coverage to members who are dually-eligible for both Medicare and Medicaid.

Health Care products are sold through our sales personnel; through independent brokers, agents and consultants who assist in the production and servicing of business; and Insurance Exchanges. For large plan sponsors, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales. In some instances, we may pay commissions, fees and other amounts to brokers, agents, consultants and sales representatives who place business with us. In certain cases, our customer pays the broker for services rendered, and we may facilitate that arrangement by collecting the funds from the customer and transmitting them to the broker. We support our marketing and sales efforts with an advertising program that may include television, radio, billboards, print media and social media, supplemented by market research and direct marketing efforts.

Pricing
For Commercial Insured plans, including our Public Exchange plans, contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period and typically have a duration of one year. Fees under our ASC plans are generally fixed for a period of one year.

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

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. We typically cannot recover unanticipated increases in health care costs in the current policy period; however, we may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods. Where required by state laws, premium rates are filed and approved by state regulators prior to contract inception. Our future operating results could be adversely affected if the premium rates we request are not approved or are adjusted downward or their approval is delayed by state or federal regulators.

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

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Since 2015, plans must have a star rating of four or higher (out of five) to qualify for a quality bonus in their basic premium rates. CMS released our 2017 star ratings in October 2016. Our 2017 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2018. Based on our membership at December 31, 2016, 92% of our Medicare Advantage members were in plans with 2017 star ratings of at least 4.0 stars, compared to 85% of our Medicare Advantage members being in plans with 2016 star ratings of at least 4.0 stars based on our membership at December 31, 2015.

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

Beginning in 2014, the ACA imposed significant new industry-wide fees, assessments and taxes. In December 2015, the Consolidated Appropriation Act was enacted which included a one year suspension in 2017 of the ACA’s health insurer fee (the “HIF”). Refer to Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the ACA fees, assessments and taxes. Our goal is to collect in premiums and fees or solve for all of these estimated fees, assessments and taxes.

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

Our Insured products compete with local and regional health care benefits plans, health care benefits and other plans sponsored by other large commercial health care benefit insurance companies, health system owned health plans, new entrants into the marketplace and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. Our largest competitor in our Medicare products is Original Medicare. Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third party administrators, HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefits plans, technology companies, provider-owned health plans, new joint ventures, technology firms, financial services firms that are distributing competing products on their proprietary Private Exchanges, consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. Our ability to increase the number of persons enrolled in our Insured products also is affected by the desire and ability of employers to self-fund their health coverage.

Our ASC plans compete primarily with other large commercial health care benefit companies, numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association and third-party administrators.

Our international products compete with local, global and U.S. based health plans and commercial health care benefit insurance companies, many of whom have a longer operating history and better brand recognition and greater marketplace presence in one or more geographies.

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

Reinsurance
We currently have several reinsurance agreements with non-affiliated insurers that relate to Health Care insurance policies. We entered into these contracts to reduce the risk of catastrophic losses which in turn reduces our capital and surplus requirements. We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

Group Insurance Segment
Principal Products
Group Insurance products consist primarily of the following:

•
Life Insurance: Our life insurance products principally consist of group term life insurance, the amounts of which may be fixed or linked to individual employee wage levels. We also offer voluntary spouse and dependent term life insurance, and group universal life and accidental death and dismemberment insurance. We offer life insurance products on an Insured basis.

•
Disability Insurance: Our Disability products provide employee income replacement benefits for both short-term and long-term disability (and products which combine both). Similar to Health Care products, we offer disability benefits on both an Insured and employer-funded basis. We also provide absence management services to employers, including short-term and long-term disability administration and leave management.

•
Long-Term Care Insurance: Our Long-Term Care Insurance products provide benefits to cover the cost of care in private home settings, adult day care, assisted living or nursing facilities. We no longer solicit or accept new long-term care customers. Long-term care benefits were offered primarily on an Insured basis. The product was available on both a service reimbursement and disability basis.

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

Pricing
For Insured and employer-funded Group Insurance plans, employer group contracts containing the pricing and other terms of the relationship are generally established in advance of the policy or contract period. We use prospective and retrospective rating methodologies to determine the premium rates charged to employer groups on our Insured products. Contracts are typically offered with rate guarantees that generally range from one to five years.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. We typically cannot recover unanticipated increases in mortality or morbidity costs in the current policy period; however, we may consider prior experience for a product in the aggregate or for a specific customer, among other factors, in determining premium rates for future policy periods.

Under retrospective rating, we determine a premium rate at the beginning of the policy period. After the policy period has ended, the actual claim and cost experience is reviewed. If the actual claim costs and other expenses are less than expected, we may issue a refund to the plan sponsor based on this favorable experience. If the experience is unfavorable, we consider the deficit in setting future premium levels, and in certain instances, we may recover the deficit through contractual provisions such as offsets against refund credits that develop for future policy periods. However, we may not recover the deficit if a plan sponsor elects to terminate coverage. Retrospective rating is most often used for Insured plans that cover more than approximately 3,000 lives.

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

Reinsurance
We currently have several reinsurance agreements with non-affiliated insurers that relate to both life and long-term disability products. Certain of our reinsurance arrangements are established on a case-by-case basis, and a subset of our reinsurance agreements cover closed blocks of business and canceled cases. We also have a reinsurance arrangement to mitigate long-term disability claim severity risk at the individual claim level, and another reinsurance arrangement that provides a limited degree of catastrophic risk protection for certain of our life products. We frequently evaluate reinsurance opportunities and refine our reinsurance and risk management strategies on a regular basis.

Large Case Pensions Segment
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

In 1993, we discontinued our fully-guaranteed Large Case Pensions products. Refer to Note 19 “Discontinued Products” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Other Matters
Access to Reports and Other Information
Our reports to the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports are available without charge on our website at www.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC. The information on or linked to our website is neither a part of nor incorporated by reference in this Annual Report on Form 10-K or any of our other SEC filings. Copies of these reports are also available, without charge, from Aetna's Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.

You also can download from our website our articles of incorporation, by-laws and corporate governance policies, including our Corporate Governance Guidelines, the charters of the key standing Committees of our Board of Directors and our Code of Conduct. Copies of these documents are also available, without charge, from Aetna’s Corporate Secretary, 151 Farmington Avenue, RW61, Hartford, CT 06156.

Our transfer agent, Computershare Trust Company, N.A., can help with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person or other administrative services. Shareholders can write to our transfer agent by mail at P.O. Box 30170, College Station, TX 77842-3170 or contact them by telephone at 1-800-446-2617.

Regulation
For information regarding significant regulation that affects us, refer to “Regulatory Environment” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K and for a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with regulation that affects us, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Patents and Trademarks
We own a number of trademarks and patents that are important to Aetna. Some of the trademarks include Aetna, as well as the corresponding Aetna design logo, Aetna Navigator®, ActiveHealth®, bswift®, CareEngine®, Coventry®, DocFind®, Healthagen®, Healthy Merits®, iTriage®, Medicity®, Meritain Health®, NeoCare Solutions®, PayFlex®, Practice IQ®, Prodigy Health Group®, Springboard Marketplace® and Wellmatch®. Some of our patents include the CareEngine patent that expires in 2021 and the Master Patient Index patent that expires in 2029. We consider these patents and trademarks and our other patents, trademarks and trade names important in the operation of our business. However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Employees
We had approximately 49,500 employees at December 31, 2016.

Customer Concentration
The U.S. federal government is a significant customer of both the Health Care segment and the Company as described below:

•	Premiums and fees and other revenue paid by the federal government accounted for 34% of the Health Care segment's revenue and 33% of our consolidated total revenue in 2016.

•
Contracts with CMS for coverage of Medicare-eligible individuals accounted for 82% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs and ACA programs. No other individual customer, in any of our segments, accounted for 10% or more of our consolidated total revenue in 2016.

•
Our Medicaid products accounted for 13% of both the Health Care segment's revenue and our consolidated total revenue in 2016. However, no individual state government agency accounted for more than 10% of our consolidated total revenue or the Health Care segment's revenue in 2016.

Other than our contracts with CMS, our segments are not dependent upon a single customer or a few customers the loss of which would have a significant effect on the earnings of a segment. The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on our earnings or the earnings of any of our segments. Refer to Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Item 1A. Risk Factors

Risk Factors
You should carefully consider each of the following risks and uncertainties and all of the other information set forth in this Annual Report on Form 10-K. These risks and uncertainties and other factors may affect forward-looking statements, including those we make in this Annual Report on Form 10-K or elsewhere, such as in news releases or investor or analyst calls, meetings or presentations. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. Any of these risks or uncertainties could cause our actual results to differ materially from our expectations and the expected results discussed in our forward-looking statements. You should not consider past results to be an indication of future performance.

If any of the following risks or uncertainties develops into actual events or if the circumstances described in the risks or uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, cash flows, financial position or operating results. In that case, the trading price of our common stock could decline materially, among other effects on us.

Effectiveness of our enterprise strategy, talent management and alignment of talent to our business needs and risks to our brand and reputation present overarching risks to our enterprise in 2017.

We expect to face significant business challenges and uncertainties in 2017. Effectiveness of our enterprise strategy, talent management and alignment of talent to our business needs and risks to our brand and reputation present overarching risks to our enterprise in 2017. There can be no assurance regarding the effectiveness of our enterprise strategy, our ability to manage and align our talent to our business needs or our ability to avoid harm to our brand and reputation. In addition, there can be no assurance that U.S. government fiscal policy, the implementation of the ACA, repeal or other changes to the ACA or additional changes to the U.S. health care system will not require us to revise the ways in which we conduct business, put us at risk of loss of business or materially adversely affect our business, cash flows, financial position or operating results.

While we consider the foregoing to be the overarching risks we face in 2017, they are not the only material risks we face. We face numerous other challenges, as described elsewhere in this Annual Report, including below in this “Risk Factors” discussion, and other unanticipated risks may develop.

Our enterprise strategy may not be an effective response to the changing dynamics in the health and related benefits industry, or we may not be able to implement our strategy and related strategic projects.

Our strategy includes effectively investing our capital and human resources in appropriate strategic projects, current operations and acquisitions to transform our business in response to the changing dynamics in the health and related benefits industry, including the evolution toward a direct-to-consumer marketing and operating model, the declining number of commercially insured people and the potential shift to a defined contribution model for health benefits. Our strategic projects include, among other things: significant investments in human and technology resources to expand our Consumer Health and Services product line, including to develop and expand our consumer business, and compete effectively in a direct-to-consumer marketplace; transforming our business model through consumer engagement, joint ventures, ACOs and collaborative provider networks; participating in select Public Exchanges and Private Exchanges (collectively, “Insurance Exchanges”); optimizing our business platforms; managing certain significant technology projects; further improving relations with health care providers; negotiating contract changes with customers and providers; and implementing other business process improvements. Implementing our strategic initiatives will require significant investments of capital and human resources. Among other things, we will need to simultaneously acquire and develop new personnel, products and systems to serve existing and new customers with existing and new products, our consumer business, which began serving members on January 1, 2016, and enhance our existing customer service, information technology, control and compliance processes and systems. The future performance of our businesses will depend in large part on our ability to design and implement our strategic initiatives, some of which will occur over several years. If these initiatives do not achieve their objectives, our operating results could be adversely affected.

Our enterprise strategy may not be an effective response to the changing dynamics in the health and related benefits industry, and we may fail to recognize and position ourselves to capitalize upon market opportunities. We may not have sufficient advance notice and resources to develop and effectively implement an alternative strategy. Competitors who develop a superior strategy, or more effectively implement their strategy, may develop capabilities, competitive advantages and competitive positions that are difficult to match or overcome.

We are dependent on our ability to recruit, retain and develop a very large and diverse workforce. We must transform our culture in order to successfully grow our business.

Our products and services and our operations require a large number of employees. A significant number of employees have joined us in recent years as a result of our acquisitions and our entry into new businesses. Our success is dependent on our ability to transform our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain consumer-focus when delivering services to our customers. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us. In addition, as we expand internationally, we face the challenge of recruiting, integrating, educating, managing, retaining and developing a more culturally diverse workforce.

Our brand and reputation are two of our most important assets; negative public perception of the health and related benefits industry, or of the industry’s or our practices, can adversely affect our operating results.

The health and related benefits industry regularly is negatively perceived by the public and subject to negative publicity, including as a result of the ongoing public debate over the future of the ACA, proposed transactions in our industry (including the Humana Acquisition and related litigation), governmental investigations and actual or perceived shortfalls regarding the industry’s or our own products and/or business practices (including withdrawing from participation in Public Exchanges and social media activities). This risk may be increased as the federal government continues to consider alternatives to amend, repeal and/or replace the ACA (including Medicaid expansion) and as states seek to maintain, replace or repeal elements of the ACA such as Public Exchanges and Medicaid expansion within increasingly challenging budget constraints. This risk will increase further if we implement significant increases in premium rates to price for additional risk and/or expanded benefits resulting from, and fees, assessments and taxes imposed by, the federal and state governments as well as any acceleration in medical cost inflation. This risk may be increased as states and the federal government continue to debate the ACA and implement any amendment, repeal or replacement of the ACA, as we continue to offer products that make greater use of data and products (including products for people who are eligible for Medicare or Medicaid or dually eligible for Medicare and Medicaid) beyond those in our core Commercial business and as our business model becomes more focused on consumers and direct-to-consumer sales, including as a result of us developing and expanding our Consumer Health and Services product line, competing for sales on select Insurance Exchanges and withdrawing from participation on most individual Public Exchanges. Significant reductions or interruptions in funding for government health programs we serve also may lead us to reduce our exposure to these programs, which could adversely affect our brand and reputation.

Negative public perception and/or publicity of the health and related benefits industry in general, or us or our key vendors, brokers or product distribution networks in particular, can further increase our costs of doing business and adversely affect our operating results and our stock price by:

•	Adversely affecting our brand and reputation;

•	Adversely affecting our ability to market and sell our products and/or services and/or retain our existing customers and members;

•	Requiring us to change our products and/or services; and/or

•	Increasing or significantly changing the regulatory and legislative requirements with which we must comply.

Changes in Public Policy and Other Legal and Regulatory Risks

We are subject to potential changes in public policy (in respect of the ACA or otherwise) that can adversely affect the markets for our products and services and our business, operations and operating results.

The political environment in which we operate remains uncertain, including as a result of the new U.S. presidential administration and the control of the U.S. Congress by a single political party. It is reasonably possible that our business operations and operating results could be materially adversely affected by public policy changes at the state or federal level, which include amendment, repeal or replacement of the ACA but also extend to many other public policy initiatives. Such changes may present us with new financial and other challenges, which may, for example, cause membership in our health plans to decrease or make doing business in particular states less attractive. If we fail to adequately respond to such changes, including by implementing effective operational and strategic initiatives, or do not do so as effectively as our competitors, our business, operations and operating results may be materially adversely affected.

In addition to efforts to amend, repeal or replace the ACA and related regulations, we expect the federal and state governments to continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system and our business. At the federal level these proposals include changes in the funding levels and/or design of federally-supported benefit programs, changes in payment methodologies for health plans and/or providers under Medicare and substantial change in the regulations governing our business. At the state level, these proposals include mandating pharmacy benefits; expanded provider network requirements; significant new fees, assessments and taxes on payors, including in response to reduced federal funding or other state budgetary pressures; mandating lower out of pocket costs for members; and raising Medicaid minimum MLR thresholds above 85%, instituting profit caps on Medicaid contracts and changing the designs of state Medicaid programs. The federal and many state governments are also considering changes in the interpretation, enforcement and/or application of existing programs, laws and regulations, including substantial changes to federal funding of state Medicaid programs. At the state level, all 50 U.S. states and the District of Columbia will hold regular legislative sessions in 2017. In 2016, state legislatures focused on state budgets and taxes (including new assessments on health care premiums), provider network composition and provider directory accuracy requirements, pharmacy benefit and drug coverage requirements, Medicaid reforms and health care delivery system transformation. We expect state legislatures to focus on these issues again in 2017, as well as the adverse impact of expected changes to the ACA and other federal programs on state programs and budgets.

We cannot predict the enactment or content of new legislation and regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business operations or operating results, which could be materially adverse. Even if we could predict such matters, it is not possible to eliminate the adverse impact of public policy changes that would fundamentally change the dynamics of our industry. Examples of such change include: the federal or one or more state governments fundamentally restructuring or reducing the funding available for Medicare, Medicaid, or dual eligible programs, changing the tax treatment of health or related benefits, or repealing or otherwise significantly altering the ACA. The likelihood of adverse changes is increasing due to state and federal budgetary pressures, and our business and operating results could be materially and adversely affected by such changes, even if we correctly predict their occurrence. For more information on these matters, refer to “Regulatory Environment” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K.

The ACA may be repealed or amended. If the ACA is not amended or repealed, certain aspects of the ACA as currently enacted have yet to take full effect, are unclear, or are subject to effective amendment through the implementation process, making their practical effects difficult to predict. Our business and operating results may be materially and adversely affected by the ACA and/or changes to the ACA even if we correctly predict their effects.

If the ACA is not amended, repealed or replaced, certain of its components will continue to be phased in until 2020. Potential repeal of the ACA, ongoing legislative and regulatory changes to the ACA, other pending efforts in the U.S. Congress to amend or restrict funding for various aspects of the ACA (including risk corridors and the ACA’s Cost Sharing Subsidy program), the results of the 2016 presidential, congressional and state level elections, pending litigation challenging aspects of the law and federal budget negotiations continue to create uncertainty about the ultimate impact of the ACA. Examples of recent legislative and regulatory changes include: the January 20, 2017 executive order relating to the ACA; the November 2016 HHS announcement that risk corridor collections for the 2015 program year will be applied first to amounts owed to plans for the 2014 program year; the May 2016 final regulations relating to the ACA’s non-discrimination requirements; the December 2015 suspension of the ACA’s health insurer fee (the “HIF”) for 2017 and two year delay of the “Cadillac” tax on high-cost employer-sponsored health coverage; the October 2015 PACE, which leaves groups with 51 to 100 employees within the large group category for each state unless the state exercises its option to include these groups within the small group category; and the October 2015 HHS announcement that ACA risk corridor receivables for the 2014 program year would only be funded at 12.6%.

We expect the 2017 suspension of the HIF to adversely affect our 2017 revenues and MBRs compared to 2016 as this change was reflected in reduced premiums for 2017 medical customer renewals. In addition, there is some uncertainty whether we will be able to include all of our portion of the industry-wide $14.3 billion 2018 HIF (as currently enacted) in our premium rates beginning with 2017 medical customer renewals that have member months in 2018, particularly following the HIF suspension for 2017.

The pending litigation challenging the ACA includes the House of Representatives’ challenge to HHS’s ability to make payments under the ACA’s Cost Sharing Subsidy program without an explicit appropriation. The time frame for conclusion, final outcome and ultimate impact of this litigation are uncertain. A final ruling that adversely impacts the Cost Sharing Subsidy program could cause significant adverse selection in individual Public Exchange products and instability in the individual Public Exchange marketplace and could have a material adverse effect on our business, cash flows, financial condition and operating results as well as hinder our ability to offer Public Exchange products.

While most of the significant aspects of the ACA became effective during or prior to 2014, as currently enacted, certain components of the ACA will continue to be phased in through 2020. In addition, significant parts of the ACA, including aspects of non-discrimination requirements, continue to evolve through the promulgation of executive orders, regulations and guidance. Additional changes to the ACA and those regulations and guidance at the federal and/or state level are likely, and those changes are likely to be significant. Growing state and federal budgetary pressures make it more likely that any changes, including changes at the state level in response to repeal or replacement of or changes to the ACA and/or changes in the funding levels and/or payment mechanisms of federally supported benefit programs, will be adverse to us.

Accordingly, even in the absence of any amendment or repeal, many of the specific aspects and impacts of the ACA as currently enacted will not be known for several years, and given the inherent difficulty of foreseeing how individuals and businesses will respond to the choices afforded to them by the ACA, we cannot predict the full effect of the ACA or the impact of future changes to the ACA on us. Further, even if we correctly predict how parts of the ACA will develop or change and affect us, our business and operating results may still be materially and adversely affected. For example, we anticipate that some aspects of the ACA and other existing measures and new measures, if enacted, could materially adversely affect our Health Care and/or Group Insurance operations and/or operating results by, among other things:

•	Reducing our ability to obtain adequate premium rates for the risk we assume (including denial of or delays in obtaining regulatory approval for and implementation of those rates);

•	Significantly reducing the level or changing the design of Medicare and/or Medicaid program payments;

•	Adversely affecting the stability of the individual insurance marketplace;

•
Restricting our ability to price for the risk we assume and/or reflect reasonable costs or profits in our pricing, and/or limiting the level of margin we can earn, including by mandating minimum medical loss ratios;

•
Reducing our ability to manage health care or other benefit costs (including by mandating benefits, restricting our ability to manage our provider network and/or capping member cost sharing or otherwise limiting members’ financial responsibility for health care or other covered services they utilize and thus increasing our medical costs);

•	Increasing health care or other benefit costs and operating expenses (including duplicate expenses resulting from changes in regulations during implementation);

•	Increasing our exposure to lawsuits and other adverse legal proceedings;

•	Adversely affecting our product mix;

•	Imposing new or increasing existing taxes and financial assessments; and/or

•	Increasing the general and administrative expenses of our Group Insurance business relative to its competitors.

Legislative and regulatory changes could create significant challenges to our Medicare Advantage and PDP revenues and operating results, and proposed changes to these programs could create significant additional challenges. Starting in 2017, federal funding for Medicaid expansion will decrease. Entitlement program reform, if it occurs, could have a material adverse effect on our business, operations or operating results.

From time to time the federal government alters the level of funding for government health care programs, including Medicare. Under the Budget Control Act of 2011 (the “BCA”) and the American Taxpayer Relief Act of 2012 (the “ATRA”), significant, automatic across-the-board budget cuts (known as sequestration) to several federal government programs started in March 2013. These include Medicare spending cuts of up to 2% of total program costs per year through 2024. The ATRA also contained additional reductions to Medicare reimbursements to health plans that commenced in April 2013 and eliminated funding for certain ACA programs. These reductions could adversely affect us, our customers and our providers.

Medicare Advantage payment rates to health plans have been cut over the last several years, with additional reductions to be phased in through 2017. CMS’s April 2016 final notice for Medicare Advantage benchmark payment rates (the “Final Notice”) provides for rate cuts to the employer group waiver program that will begin in 2017 and be fully phased in for 2018 as well as adverse changes to the risk adjustment mechanism for dual eligible beneficiaries and the Medicare Advantage star rating program. Overall, we project the benchmark rates for 2017 in the Final Notice will decrease funding for our Medicare Advantage business by less than 1 percent in 2017 compared to 2016. This 2017 rate decrease adds to the challenge we face from the impact of the increasing cost of medical care, the HIF beginning in 2018 (as currently enacted) and CMS local and national coverage decisions that require us to pay for services and supplies that are not factored into our bids and creates continued pressure on the Medicare Advantage program and our Medicare Advantage operating results. We cannot predict future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have an adverse effect on our Medicare operating results.

In addition, the “star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ operating results. Since 2015, only Medicare Advantage plans with a star rating of four or higher (out of five) are eligible for a quality bonus in their basic premium rates. CMS continues to change its rating system to make achieving and maintaining a four or higher star rating more difficult. Our star ratings and past performance scores are adversely affected by compliance issues that arise in our Medicare operations, such as our distribution of inaccurate information regarding which pharmacies were part of our Medicare network and related $1 million civil monetary penalty in 2015 and notices of non-compliance and warning letters in 2016. During 2016, our star ratings resulted in additional revenue of approximately $560 million, inclusive of bonus payments and rebates. If our star ratings fall below 4 for a significant portion of our Medicare Advantage membership or do not match the performance of our competitors or the star rating quality bonuses are reduced or eliminated, our revenues and operating results may be significantly adversely affected.

In April 2016, CMS issued a final rule that overhauls the entire Medicaid managed care delivery system. The final rule represents the first update to Medicaid managed care regulations since 2002. Among other things the final rule requires Medicaid managed care products to have a minimum MLR of 85%; establishes a Medicaid managed care quality rating system; and establishes provider network adequacy requirements. The minimum MLR requirements are effective beginning in 2017.

Beginning in 2017, federal funding for expanded Medicaid coverage is decreasing, which is causing states to re-evaluate funding for their Medicaid expansions. That re-evaluation may adversely affect Medicaid payment rates, our Medicaid membership in those states, our revenues, our Government medical benefit ratio and our operating results.

We anticipate extensive debate concerning entitlement program reform in 2017, particularly over the federal government’s funding of the Medicaid program. If entitlement program reform occurs, it could have a material adverse effect on our business, operations or operating results, particularly on our Medicare and/or Medicaid revenues, medical benefit ratios and operating results.

We may not be able to obtain adequate premium rate increases, which would have an adverse effect on our revenues, medical benefit ratios and operating results and could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes.

Premium rates generally must be filed with state insurance regulators and are subject to their approval, which creates risk for us in the current political and regulatory environment. The ACA generally requires a review by HHS in conjunction with state regulators of premium rate increases of 10% or more (or another state-specific threshold set by states determined by HHS to have adequate processes). Rate reviews can magnify the adverse impact on our operating margins and operating results of increases in health care and other benefit costs, increased utilization of covered services, and ACA assessments, fees and taxes, by restricting our ability to reflect these increases and/or these assessments, fees and taxes in our pricing. The risk of increases in utilization of medical and/or other covered services and/or in health care and other benefit costs is particularly acute during and following periods, when utilization has been below recent historical levels, during periods of changing economic conditions and/or employment levels and in products where there is significant turnover in our membership each year, such as Public Exchanges. Further, our ability to reflect ACA assessments, fees and taxes in our Medicare rates is limited. Similarly, our ability to reflect them in our Medicaid and/or CHIP premium rates is limited due, among other things, to the budgetary pressures currently facing many state governments. This could magnify the adverse impact on our operating margins and operating results of increases in utilization of medical and other covered services, health care and other benefit costs and/or medical cost trends that exceed our projections.

Since 2013, HHS has issued determinations to health plans that their rate increases were “unreasonable,” and we continue to experience challenges to appropriate premium rate increases in certain states. Regulators or legislatures in a number of states have implemented or are considering limits on premium rate increases, either by enforcing existing legal requirements more stringently or proposing different regulatory standards. Regulators or legislatures in a number of states also have conducted hearings on proposed premium rate increases, which can result, in some instances have resulted, in substantial delays in implementing proposed rate increases even if they ultimately are approved. Our plans can be excluded from participating in Public Exchanges if they are deemed to have a history of “unreasonable” rate increases. We requested significant increases in our premium rates in our individual and small group Health Care businesses for 2017 and expect to continue to request significant increases in those rates for 2018 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and significant assessments, fees and taxes imposed by the federal and state governments, including the ACA. Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for the applicable products (also known as “adverse selection”) in our products, particularly in individual and small group products, which we expect to continue and potentially worsen in 2017 with the expiration of the ACA’s risk corridor and reinsurance programs at the end of 2016. These significant rate increases heighten the risks of adverse public and regulatory reaction and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

We anticipate continued regulatory and legislative action to increase regulation of premium rates in our Insured business. We may not be able to obtain rates that are actuarially justified or that are sufficient to make our policies profitable in any product line or geography. If we are unable to obtain adequate rates and/or rate increases, it could materially and adversely affect our operating margins and our ability to earn adequate returns on Insured business in one or more states or cause us to withdraw from certain geographies and/or products.

Minimum MLR rebate requirements limit the level of margin we can earn in our Commercial Insured, Medicare Insured and Medicaid Insured businesses while leaving us exposed to higher than expected medical costs. Challenges to our minimum MLR rebate methodology and/or reports could adversely affect our operating results.

The ACA requires us to pay minimum MLR rebates each year with respect to prior years. The ACA’s minimum MLR rebate requirements limit the level of margin we can earn in our Commercial Insured and Medicare Insured businesses. CMS minimum MLR rebate regulations limit the level of margin we can earn in our Medicaid Insured business. Minimum MLR rebate requirements leave us exposed to medical costs that are higher than those reflected in our pricing. Refer to “Revenue Recognition” in Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form10-K for more information. Certain portions of our Medicaid and Federal Employees Health Benefits (“FEHB”) program business are subject to minimum MLR rebate requirements in addition to but separate from those imposed by the ACA. The process supporting the management and determination of the amount of MLR rebates payable is complex and requires judgment, and the rebate reporting requirements are detailed. Federal and state auditors are challenging our Commercial business compliance with the ACA’s minimum MLR requirements, and our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years (including on a retrospective basis), it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years (including on a retrospective basis), it will be terminated by CMS. Federal auditors also are challenging our FEHB plans’ compliance with the Office of Personnel Management’s (“OPM’s”) FEHB program specific minimum MLR requirements. Additional challenges to our methodology and/or reports relating to minimum MLR rebates by federal and state regulators and private litigants are reasonably possible. The outcome of these audits and additional challenges could adversely affect our operating results.

Additionally, we are required to pay minimum MLR rebates in a number of states in which we offer Medicaid coverage. In 2017, there also are pending proposals in a number of states to raise Medicaid minimum MLR thresholds above 85% and/or institute profit caps on state Medicaid contracts. These rebates and proposals are not required by the ACA; they are mandated by our Medicaid contracts or applicable state laws or regulations.

We may be subject to regulatory actions or suffer brand and reputational harm if we do not or cannot adequately implement the ACA, any amendment, repeal or replacement of the ACA and/or related legislation or regulations, which may have a material adverse effect on our business.

We are dedicating, and will continue to be required to dedicate significant resources and incur significant expenses to implement and comply with the ACA as currently enacted and any amendment, repeal or replacement of the ACA and/or related legislation or regulations at both the state and federal level, including complying with the implementation timeframe set by the government each year for developing and pricing our Public Exchange products for the following year and implementing as well as complying with future legislation and regulations that will provide guidance on and clarification of and changes to significant parts of the legislation. If we fail to effectively implement the ACA and changes to, or repeal or replacement of, the ACA and/or related legislation or regulations and our related operational and strategic initiatives, or do not do so as effectively as our competitors, our business, operating results, brand and reputation may be materially adversely affected, we may lose customers and we may be subject to penalties, sanctions or other regulatory actions.

If we are unable to include the significant assessments, fees and taxes imposed on us by the ACA or otherwise by federal or state governments in our premiums and fees or otherwise solve for them, our operating results, financial position and/or cash flows would be materially and adversely affected. The inclusion of these assessments, fees and taxes in our premiums also could adversely affect our ability to grow and/or maintain our medical membership.

The ACA imposes significant assessments, fees and taxes on us and other health insurers, health plans and other industry participants. There is some uncertainty whether we will be able to include all of these assessments, fees and taxes in our premium rates. It may be particularly challenging to be able to include all of our portion of the industry-wide $14.3 billion 2018 HIF (as currently enacted) in our premium rates beginning with 2017 medical customer renewals that have member months in 2018 because of the HIF suspension for 2017. Our ability to reflect the ACA assessments, fees and taxes in our Medicare rates is limited. Similarly, our ability to reflect them in our Medicaid and CHIP rates is limited due, among other things, to the budgetary pressures currently facing many state governments.

We cannot predict the nature or extent of any new or increased federal or state assessments, fees or taxes associated with changes in the ACA or state actions in 2017 or thereafter. Those new or increased assessments, fees or taxes may be significant. If we are unable to include assessments, fees and taxes in our premiums and fees or otherwise adjust our business model to solve for them, these assessments, fees and taxes could have a material adverse effect on our operating results, financial position and/or cash flows. The increases in our prices caused by including all of these assessments, fees and taxes in our premiums and fees also could adversely affect our ability to profitably grow and/or maintain our medical membership, for example, if our competitors do not seek to include all or a significant portion of these assessments, fees and taxes in their premiums or fees.

Our business activities are highly regulated. Our Medicare, Medicaid, specialty and mail order pharmacy, Public Exchange and certain other products are subject to particularly extensive and complex regulations. If we fail to comply with applicable laws and regulations, we could be subject to significant adverse regulatory actions or suffer brand and reputational harm which may have a material adverse effect on our business. Compliance with existing and future laws, regulations and/or judicial decisions may reduce our profitability and limit our growth.

Our business is subject to extensive regulation and oversight by state, federal and international governmental authorities. The laws and regulations governing our operations and interpretations of those laws and regulations are increasing in number and complexity, change frequently (as evidenced by amendments to, and possible repeal or replacement of, the ACA and the continuing administrative changes in, and pending litigation regarding, the implementation of the ACA as well as other new federal and state laws and regulations), and can be inconsistent or conflicting. In general, these laws and regulations are designed to benefit and protect members and providers rather than us or our investors. In addition, the governmental authorities that administer our business have broad latitude to make, interpret and enforce the laws and regulations that govern us and continue to interpret and enforce those laws and regulations more strictly and more aggressively each year.

Our Medicare, Medicaid, dual eligible, Public Exchange, specialty pharmacy and mail order pharmacy products are more highly regulated than our other Health Care products. The laws and regulations governing participation in Medicare, Medicaid and dual eligible programs are complex, are subject to interpretation and can expose us to penalties for non-compliance, including penalties under the federal false claims act (the “False Claims Act”) and state false claims acts. In addition, the ACA may have expanded the jurisdiction of, and our exposure to, the False Claims Act to products sold on Public Exchanges. The scope of the practices and activities that are prohibited by federal and state false claims acts is the subject of pending litigation. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit. If we are convicted of fraud or other criminal conduct in the performance of a health program or if there is an adverse decision against us under the False Claims Act, we may be temporarily or permanently suspended from participating in government health care programs, including Medicare, Medicaid and dual eligible programs, and we also may be required to pay significant fines and/or other monetary penalties.

If we fail to comply with laws and regulations that apply to government programs, we could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of our contracts or other sanctions which could have a material adverse effect on our ability to participate in Medicare, Medicaid, dual eligible and other programs, cash flows, financial position and operating results. For example, CMS assessed a civil monetary penalty of $1 million against us in 2015 for distributing inaccurate information regarding which pharmacies were part of our Medicare network. Also, from April 2010 through June 2011, we were subject to intermediate sanctions that CMS imposed on us that required us to suspend the enrollment of and marketing to new members of all Aetna Medicare Advantage and PDP contracts. As a result of these sanctions, our 2011 Medicare membership and operating results were adversely affected because we did not participate in the annual enrollment process for 2011 and were not again eligible to receive automatic assignments of low income subsidy PDP members from CMS until September 2012.

Our products providing PBM and specialty and mail order pharmacy services are subject to:

•
The risks inherent in the dispensing, packaging and distribution of pharmaceuticals and other health care products, including claims related to purported dispensing and other operational errors (any failure by us or one of our PBM services suppliers to adhere to the laws and regulations applicable to the dispensing of pharmaceuticals could subject our PBM and/or pharmacy subsidiaries to civil and criminal penalties).

•	Federal and state anti-kickback and other laws that govern our relationship with pharmaceutical manufacturers, customers and consumers.

•	Compliance requirements under ERISA, including fiduciary obligations in connection with the development and implementation of items such as drug formularies and preferred drug listings.

•
Federal and state legislative proposals and/or regulatory activity that could adversely affect pharmacy benefit industry practices, including the management and breadth of provider networks, the regulation of the development and use of drug formularies (such as the 2014 regulatory activity requiring us and certain other payors to place certain high cost drugs in preferred positions in our drug formularies) and/or maximum allowable cost list pricing, legislation, regulations or regulatory activity increasing the regulation of prescription drug pricing, imposing additional rights to access to drugs for individuals enrolled in health care benefit plans or reducing the cost of such drugs to those individuals, the receipt or required disclosure of rebates from pharmaceutical manufacturers, and restrictions on the use of average wholesale prices.

Our business, profitability and growth also may be adversely affected by (i) judicial and regulatory decisions that change and/or expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA or the remedies available under ERISA, or reduce the scope of ERISA pre-emption of state law claims or (ii) other legislation and regulations, including new legislation or regulations that apply to Private Exchanges. For more information regarding these matters, refer to “Regulatory Environment” of MD&A included in Part II, Item 7 and “Litigation and Regulatory Proceedings” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form10-K.

We frequently are subject to regular and special governmental audits, investigations and reviews that could result in changes to our business practices, and also could result in material refunds, fines, penalties, civil liabilities, criminal liabilities and other sanctions.

As one of the largest national health and related benefits providers, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. Several such audits, investigations and reviews currently are pending, some of which may be resolved in 2017, and the results of which may be adverse to us.

There continues to be a heightened level of review and/or audit by federal, state and international regulators of the health and related benefits industry’s business and reporting practices, including premium rate increases, provider network adequacy, provider network directories, pharmacy formulary tiering, pharmacy network structures, utilization management and payment of providers with whom the payor does not have a contract and other health and life insurance claim payment practices. In addition, a significant number of states are investigating life insurers’ and health insurers’ claims payment and related escheat practices. These investigations have resulted in significant charges to earnings by other life insurers in connection with related settlement agreements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance and health insurance claim payment and related escheat practices. Given the judicial, legislative and regulatory uncertainty with respect to life insurance and health insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows. For additional information on these life insurance matters, refer to “Regulatory Environment - Life and Disability Insurance” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical and/or other covered services, improper marketing and violations of patient privacy rights. The regulations and contractual requirements applicable to us and other market participants are complex and subject to change, making it necessary for us to invest significant resources in complying with our regulatory and contractual requirements. Ongoing vigorous law enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources. In addition, our medical costs and the medical expenses of our self-insured customers may be adversely affected if we do not prevent or detect fraudulent activity by providers and/or members.

Regular and special governmental audits, investigations and reviews could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities or other sanctions, including suspension or exclusion from participation in government programs and suspension or loss of licensure. For example, CMS assessed a civil monetary penalty of $1 million against us in 2015. Any of these audits, investigations or reviews could have a material adverse effect on our financial position, operating results or business or result in significant liabilities and negative publicity for our company. Federal and state auditors are challenging our Commercial business compliance with the ACA’s minimum MLR requirements. Our Commercial business has been subject to audits related to the ACA’s risk adjustment and reinsurance data since those programs were implemented in 2014. Our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years (including on a retrospective basis), it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years (including on a retrospective basis), it will be terminated by CMS. Federal auditors are also challenging our FEHB plans’ compliance with the OPM’s FEHB program specific minimum MLR requirements. For more information on certain CMS and other audits, see “We are subject to retroactive adjustments to and/or withholding of certain premiums and fees, including as a result of CMS RADV audits. We generally rely on health care providers to appropriately code claim submissions and document their medical records. If these records do not appropriately support our risk adjusted premiums, we may be required to refund premium payments to CMS” on page 25.

For more information regarding these matters, refer to “Regulatory Environment” of MD&A included in Part II, Item 7 and “Litigation and Regulatory Proceedings” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form10-K..

If our compliance systems and processes fail or are deemed inadequate, we may suffer brand and reputational harm and become subject to regulatory actions or litigation which could adversely affect our business, cash flows, operating results or financial position.

Our businesses are subject to extensive and complex regulations, and many of our contracts with customers include detailed requirements. In order to be eligible to offer certain products or bid on certain contracts, we must demonstrate that we have robust systems in place to ensure that we comply with all applicable legal, regulatory and contractual requirements. These systems are frequently reviewed and audited by our customers and regulators. If our systems and processes designed to maintain compliance with applicable legal and contractual requirements, and to prevent and detect instances of, or the potential for, non-compliance fail or are deemed inadequate, we may suffer brand and reputational harm and be subject to regulatory actions, litigation and other proceedings which may result in damages, fines, suspension or loss of licensure, suspension or exclusion from participation in government programs and/or other penalties, any of which could adversely affect our business, cash flows, operating results or financial position.

Our litigation and regulatory risk profile is changing as we offer new products and expand in business areas beyond our historical core business of providing Commercial managed care and health insurance products in the United States. Changes in the ACA at the federal or state level could accelerate that change.

Historically, we focused primarily on providing Commercial managed care and health insurance products in the United States. In comparison, our Medicare and Medicaid products were significantly smaller. In 2016, our Medicare and Medicaid products accounted for 48% of total Health Care premiums. Our business continues to change due to the following:

•	Acquisitions: Our 2014 acquisition of InterGlobal expanded our international business.

•
Expansion within the health care marketplace: We are expanding or seeking to expand our presence in various sectors of the health care marketplace, including Medicare, Medicaid, dual eligibles, international, and certain customers who are not subject to ERISA’s limits on state law remedies and working to deliver innovative products in those sectors.

•
Entry into new business and new product lines: We are in the process of developing and seeking to expand our Consumer Health and Services product line. Over the last several years we have entered into new product lines, including Insurance Exchanges, dual eligible programs, support services for ACOs, data analytics, recruitment for clinical trials and HIT.

•	ACA Changes: Changes in the ACA at the federal or state level may create new products or expose us to new or expanded regulatory and/or litigation risk.

The increased volume of business in areas beyond our historical core business and new products subject us to litigation and regulatory risks that are different from the risks of providing Commercial managed care and health insurance products and increase significantly our exposure to other risks.

We are routinely subject to litigation and adverse legal proceedings, including class actions. Many of these proceedings seek substantial damages which may not be covered by insurance. These proceedings may be costly to defend, result in changes in our business practices, harm our brand and reputation and adversely affect our business and operating results.

We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal proceedings arising in the ordinary course of our businesses. Certain of the lawsuits against us are purported to be class actions. The majority of these proceedings relate to the conduct of our health care operations and allege various violations of law. In addition, we operate in jurisdictions outside the United States, where contractual rights, tax positions and applicable regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore more likely to be subject to dispute by customers, members, governmental authorities and others. We are incurring expenses to resolve these proceedings. The outcome of litigation and other adverse legal proceedings is always uncertain, and outcomes that are not justifiable by the evidence or existing law or regulation can and do occur.

Litigation has been and may be brought against us by private individuals on behalf of the government through a qui tam or “whistleblower” suit. When a private individual brings a whistleblower suit, the defendant often will not be made aware of the suit for many months or even years, until the government commences its own investigation or determines whether it will intervene. Whistleblower suits have resulted in significant settlements between governmental agencies and health care companies. The significant incentives and protections provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act increase the risk of whistleblower suits.

Many of the legal proceedings against us seek substantial damages (including non-economic or punitive damages and treble damages), and certain of these proceedings also seek changes in our business practices. For example, since 2007, we have been in class action litigation with non-participating providers over our payments to them, and during 2009, we settled a matter with the New York Attorney General that caused us to transition to different databases to determine the amount we pay non-participating providers under certain benefit plan designs. While we currently have insurance coverage for some potential liabilities, other potential liabilities may not be covered by insurance, insurers may dispute coverage, or the amount of our insurance may not be enough to cover the damages awarded or costs incurred. In addition, some types of damages, like punitive damages, may not be covered by insurance, and in some jurisdictions the coverage of punitive damages is prohibited. Insurance coverage for all or some forms of liability may become unavailable or prohibitively expensive in the future.

Litigation and other adverse legal proceedings could materially adversely affect our business or operating results because of brand and reputational harm to us caused by such proceedings, the costs of defending such proceedings, the costs of settlement or judgments against us, or the changes in our operations that could result from such proceedings. Refer to “Litigation and Regulatory Proceedings” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form10-K

Our use and disclosure of members’, customers’ and other constituents’ sensitive information is subject to complex regulations at multiple levels. We would be adversely affected if we or our business associates or other vendors fail to adequately protect members’, customers’ or other constituents’ sensitive information.

Our information systems are critical to the operation of our business. We collect, process, maintain, retain, evaluate, utilize and distribute large amounts of personal health and financial information and other confidential and sensitive data about our members, customers and other constituents in the ordinary course of our business. Some of our information systems rely upon third party systems to accomplish these tasks. The use and disclosure of such information is regulated at the federal, state and international levels, and these laws, rules and regulations are subject to change and increased enforcement activity, such as the European Union’s (“EU’s”) General Data Protection Regulation which will apply across the EU effective May 2018 and the audit program implemented by HHS under HIPAA. In some cases, such laws, rules and regulations also apply to our vendors and/or may hold us liable for any violations by our vendors. International laws, rules and regulations governing the use and disclosure of such information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction. Noncompliance with any privacy or security laws or regulations, or any security breach, cyber-attack or cybersecurity breach, and any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, sensitive or confidential member information, whether by us, by one of our vendors or by another third party, could require us to expend significant resources to remediate any damage, interrupt our operations and damage our brand and reputation, and could also result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our business, brand, reputation, cash flows and operating results.

Our business depends on our members’ and customers’ willingness to entrust us with their health related and other sensitive personal information. Events that negatively affect that trust, including inadequate disclosure to our members or customers our uses of their information, failing to keep our information technology systems and our members’ and customers’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction or that of our business associates, vendors or other third parties, including our PBM services suppliers, could adversely affect our brand and reputation, membership and revenues and also expose us to mandatory disclosure to the media, litigation (including class action litigation) and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our business, cash flows, operating results or financial position. There can be no assurance that any such failure will not occur, or if any does occur, that we will detect it or that it can be sufficiently remediated.

We are subject to retroactive adjustments to and/or withholding of certain premiums and fees, including as a result of CMS RADV audits. We generally rely on health care providers to appropriately code claim submissions and document their medical records. If these records do not appropriately support our risk adjusted premiums, we may be required to refund premium payments to CMS.

Premiums and/or fees for Medicare members, certain federal government employee groups and Medicaid beneficiaries are subject to retroactive adjustments and/or withholding by the federal and applicable state governments. Our Public Exchange business, including amounts payable to us or payable by us under the ACA’s premium stabilization programs and our risk adjustment and reinsurance data, also is subject to audit by governmental authorities. CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of the services we provide to our Medicare members.

CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by health care providers. We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions to us and document their medical records, including the diagnosis data submitted to us with claims. CMS pays increased premiums to Medicare Advantage plans and PDPs for members who have certain medical conditions identified with specific diagnosis codes. Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage plans for various contract years, including certain of the Company’s plans for certain contract years, to validate coding practices and supporting medical record documentation maintained by health care providers and the resulting risk adjusted premium payments to the plans. CMS may require us to refund premium payments if our risk adjusted premiums are not properly supported by medical record data. The OIG also is auditing risk adjustment data of other companies, and we expect CMS and the OIG to continue auditing risk adjustment data.

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

Since 2013, CMS has selected certain of our Medicare Advantage contracts for various contract years for RADV audit. In December 2015, CMS released a RFI for a significant expansion of the RADV audit program. As described in the RFI, CMS would use third party auditors to attain its ultimate goal of subjecting all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would require us to change to our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years or the current contract year. For additional information, refer to “Regulatory Environment - Medicare” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K.

If we fail to report and correct errors discovered through our own auditing procedures or during a CMS audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions which could have a material adverse effect on our ability to participate in Medicare Advantage, Part D or other government programs, and on our financial position, cash flows and operating results.

CMS has issued a final rule implementing ACA requirements that Medicare Advantage and PDP plans report and refund to CMS overpayments that those plans receive from CMS. However, CMS’s statements in formalized guidance regarding “overpayments” to Medicare Advantage plans appear to be inconsistent with CMS’s prior RADV audit guidance. These statements appear to equate each Medicare Advantage risk adjustment data error with an “overpayment” without reconciliation to the principles underlying the fee for service adjustment comparison contemplated by CMS’s RADV audit methodology. The precise interpretation, impact and legality of the final rule are not clear and are subject to pending litigation. If Medicare Advantage plans were not paid based on payment model principles that align with the requirements of the Social Security Act or such payments were not implemented correctly, it could have a material adverse effect on our operating results, financial position or cash flows.

Certain of our Medicaid contracts require the submission of complete and correct encounter data. The accurate and timely reporting of encounter data is increasingly important to the success of our Medicaid programs because more states are using encounter data to determine compliance with performance standards and, in part, to set premium rates. We have expended and may continue to expend additional effort and incur significant additional costs to collect accurate, or to correct inaccurate or incomplete, encounter data and have been and could be exposed to premium withholding, operating sanctions and financial fines and penalties for noncompliance. We have experienced challenges in obtaining complete and accurate encounter data due to difficulties with providers and third-party vendors submitting claims in a timely fashion in the proper format, and with state agencies in coordinating such submissions. As states increase their reliance on encounter data, these difficulties could affect the Medicaid premium rates we receive and how Medicaid membership is assigned to us, which could have a material adverse effect on our Medicaid operating results, cash flows and/or our ability to bid for, and continue to participate in, certain Medicaid programs.

Any premium or fee refunds, adjustments or withholding resulting from regulatory audits, whether as a result of RADV, Public Exchange related, recovery audit program or other audits by CMS, the OIG, HHS or otherwise, including audits of our minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect our operating results, financial position and cash flows. For more information see “Regulatory Environment” of MD&A included in Part II, Item 7 of this Annual Report on Form10-K.

If our service providers fail to meet their contractual obligations to us or to comply with applicable laws or regulations, we may be exposed to brand and reputational harm, litigation or regulatory action. This risk is particularly high in our Medicare, Medicaid and dual eligible programs.

We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Our arrangements with these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately monitor and regulate their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations. For example, certain of our vendors have been responsible for releases of sensitive information of our members and employees, which has caused us to incur additional expenses and given rise to litigation against us.

These risks are particularly high in our Medicare, Medicaid and dual eligible programs, where third parties perform pharmacy benefit management, medical management and other member related services for us. Any failure of our or these third parties’ prevention, detection or control systems related to regulatory compliance, compliance with our internal policies, data security and/or cybersecurity or any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, members’, customers’ or other constituents’ sensitive information could require us to expend significant resources to remediate any damage, interrupt our operations and adversely affect our brand and reputation and also expose us to whistleblower, class action and other litigation, other proceedings, prohibitions on marketing or active or passive enrollment of members, corrective actions, fines, sanctions and/or penalties, any of which could adversely affect our business, cash flows, operating results or financial position. For more information on these matters, see “Our business activities are highly regulated. Our Medicare, Medicaid, specialty and mail order pharmacy, Public Exchange and certain other products are subject to particularly extensive and complex regulations. If we fail to comply with applicable laws and regulations, we could be subject to significant adverse regulatory actions or suffer brand and reputational harm which may have a material adverse effect on our business. Compliance with existing and future laws, regulations and/or judicial decisions may reduce our profitability and limit our growth” on page 21.

Programs funded by the U.S. federal government account for a substantial portion of our revenue and operating earnings. A delay by Congress in raising the federal government’s debt ceiling could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on our businesses, operating results and cash flows.

The federal government’s “debt ceiling”, or the amount of debt the federal government is permitted to borrow to meet its legal obligations (including, among other things, interest on the national debt, Medicare and Medicaid premiums, Social Security benefits and contributions to the Federal Employees Health Benefits Program), is limited by statute and can only be raised by an act of Congress.

If Congress does not raise the debt ceiling before the federal government’s current obligations approach or exceed its cash on hand and incoming receipts, federal government spending may be subject to delay, reduction, suspension or cancellation, including a federal government shutdown, which may be prolonged. A significant portion of our revenues are derived from health care coverage programs that are funded in whole or in part by the federal government, including the Medicare, Medicaid, and dual eligible programs, CHIP and the Federal Employees Health Benefits Program and subsidies for qualified individuals and families purchasing health insurance through Public Exchanges. If federal spending is delayed, suspended or curtailed, we would continue to receive claims from providers providing services to beneficiaries of these programs, and we could be liable for, and be required to fund, such claims. Furthermore, the terms of our disability products often provide that the benefits due to beneficiaries are reduced by the amount of certain federal benefits they receive, most notably Social Security Disability Insurance (“SSDI”) payments. If such payments are suspended or reduced due to a failure to timely raise the debt ceiling, our disability payment obligations would be increased accordingly, and such increase could be material. If beneficiaries subsequently receive such payments from the federal government, we would seek reimbursement or attempt to offset a portion of such payments against future disability benefit payments. We may not be successful in recovering the amount sought. A failure to timely raise the debt ceiling could have a material adverse effect on our businesses, operating results, cash flows, brand and reputation and, in the case of a prolonged failure to raise the debt ceiling, our financial position.

If the United States defaults on its obligations due to a failure to timely raise the debt ceiling or otherwise, or its credit rating is downgraded by any of the credit rating agencies, interest rates could rise, financial markets could become volatile and/or the availability of credit (and short-term credit in particular) could be adversely affected, thereby increasing our borrowing costs, negatively impacting the value of our investment portfolio, and/or adversely affecting our ability to access the capital markets, which could have a material adverse effect on our operating results, financial position and cash flows and could adversely affect our liquidity.

Risks Related to Our Business

We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our operating results. We may not able to obtain appropriate pricing on new or renewal business.

Premiums for our insured Health Care Products, which comprised 86% of our total consolidated revenues for 2016, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally one year. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and healthcare utilization patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts and our ability to anticipate and detect medical cost trends. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our operating results.

Our health care and other benefit costs can be affected by external events that we cannot forecast or project and over which we have little or no control, such as emerging changes in the economy and/or public policy, government mandated benefits or other regulatory changes, changes in our members’ behavior and healthcare utilization patterns, changes in health care practices, new technologies, increases in the cost of prescription drugs, direct-to-consumer marketing by pharmaceutical companies, clusters of high cost cases, influenza related health care costs (which may be substantial and are currently projected to be approximately the same in 2016-2017 as in 2015-2016), epidemics, pandemics, terrorist attacks or other man-made disasters, natural disasters or other events that materially increase utilization of medical and/or other covered services, as well as changes in provider billing practices. Our health care and other benefit costs also can be affected by changes in our business mix, product designs, contracts with providers, medical management, underwriting, rating and/or claims processing methods and processes, and our medical management initiatives may not deliver the reduction in utilization and/or medical cost trend that we project.

It is particularly difficult to accurately anticipate, detect, forecast, manage and reserve for medical cost trends and utilization of medical and/or other covered services during and following periods when such utilization and/or trends are below recent historical levels, during periods of changing economic conditions and employment levels and for products with substantial membership turnover such as Public Exchange products. For example, in the second and third quarters of 2016, we recorded premium deficiency reserves totaling $85 million related to anticipated future losses for the 2016 coverage year in our individual Commercial products. Similarly, during calendar year 2014, medical costs in our smaller middle market and individual businesses were higher than we projected, and during the calendar years 2010-2013, medical costs and members’ utilization of medical and/or other covered services were lower than we projected and members’ utilization was below recent historical levels. We expect utilization to increase in 2017 when compared to 2016.

We have implemented price increases for 2017. If health care and other benefit costs are higher than the levels reflected in our pricing or if we are not able to obtain appropriate pricing on new or renewal business, our prices will not reflect the risk we assume, and our operating results will be adversely affected. If health care and other benefit costs are lower than we predict, our prices may be higher than those of our competitors, which may cause us to lose membership. For more information, see “Critical Accounting Estimates - Health Care Costs Payable” of MD&A included in Part II, Item 7 of this Annual Report on Form10-K.

Competitive and economic pressures may limit our ability to increase pricing to reflect higher costs or may force us to accept lower margins. If customers elect to self-insure, reduce benefits or adversely renegotiate or amend their agreements with us, our revenues and operating results will be negatively affected.

Our customer contracts are generally for a period of one year, and our customers have considerable flexibility in moving between us and our competitors. One of the key factors on which we compete for customers, especially in uncertain economic environments, is overall cost. We are therefore under pressure to contain premium price increases despite being faced with increasing health care and other benefit costs and increasing operating costs. If we are unable to increase our prices to reflect increasing costs, our profitability will be adversely affected. If we are unable to limit our price increases, we may lose members to competitors with more favorable pricing, adversely affecting our revenues and operating results.

In response to rising prices, our customers may elect to self-insure or to reduce benefits in order to limit increases in their benefit costs. Alternatively, our customers may purchase different types of products from us that are less profitable. Such elections may result in reduced membership in our more profitable Insured products and/or lower premiums for our Insured products, which may adversely affect our revenues and operating results, although such elections also may reduce our health care and other benefit costs.

In addition, our Medicare, Medicaid and CHIP products are subject to termination without cause, periodic re-bid, rate adjustment and program redesign, as customers seek to contain their benefit costs, particularly in an adverse and/or uncertain economy. These actions may adversely affect our membership, revenues and operating results.

If we fail to compete effectively in the geographies and product areas in which we operate, including maintaining or increasing membership in our Health Care business, our operating results, financial position and cash flows could be materially and adversely affected.

The health care benefits industry is highly competitive, primarily due to a large number of for-profit and not-for-profit competitors, our competitors' marketing and pricing, and a proliferation of competing products, including new products that are continually being introduced into the marketplace. Our businesses face significant competition in all of the geographies and product areas in which we operate. For example, our largest competitor in our Medicare products is Original Medicare. New entrants into the marketplace, as well as consolidation within the industry, have contributed to and are expected to intensify the competitive environment. In addition, the rapid pace of change as the industry evolves towards a consumer-focused retail marketplace, including Insurance Exchanges, and the increased use of technology to interact with members, providers and customers, increase the risks we currently face from new entrants and disruptive actions by existing competitors compared to prior periods.

In our Health Care business, we compete on the basis of many factors, including perceived overall quality, quality of service, comprehensiveness of coverage, cost (including premium, provider discounts and member out-of-pocket costs), product design, financial stability and ratings, breadth and quality of provider networks, providers available in such networks, and quality of member support and care management programs. Our competitors in our Health Care business include, among others, UnitedHealth Group Incorporated, Anthem, Inc., Humana Inc., Cigna Corporation, WellCare Health Plans, Inc., Centene Corporation, Molina Healthcare, Inc., Kaiser Permanente, health system owned health plans and new entrants into the marketplace, and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. Our largest competitor in our Medicare products is Original Medicare. Additional competitors in our businesses include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third-party administrators, HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefit plans, provider-owned health plans, new joint ventures, technology firms, financial services firms that are distributing competing products on their proprietary Private Exchanges, consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. In particular geographies, competitors may have greater capabilities, resources or membership; a more established reputation; superior supplier or health care professional arrangements; better business relationships; or other factors that give such competitors a competitive advantage. We compete for sales on Insurance Exchanges and are developing and expanding our Consumer Health and Services product line, where we face additional risks from existing and new competitors (including our vendors) who have lower cost structures, greater experience marketing to consumers and/or who target the higher margin portions of our business. Among our international and HIT competitors, many have longer operating histories, better brand recognition and greater market presence in many of the areas in which we are seeking to expand and more experience at rapidly innovating products. If we do not compete effectively in the geographies and product areas in which we operate, our business, operating results, financial position and cash flows could be materially and adversely affected.

A number of factors, many of which are beyond our control, contribute to rising health care and other benefit costs. If we are unable to satisfactorily manage our health care and other benefit costs, our operating results and competitiveness will be adversely affected.

A number of factors contribute to rising health care and other benefit costs, including previously uninsured members entering the health care system, changes in members’ behavior and healthcare utilization patterns, turnover in our membership, government mandated benefits or other regulatory changes, changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs such as new hepatitis C and cholesterol treatments and auto-immune therapies), direct-to-consumer marketing by pharmaceutical companies, the increasing influence of social media on our members’ utilization and other behavior, changes in health care practices and inflation. In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers, have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, future amendments or repeal or replacement of the ACA that increase the uninsured population may exacerbate this problem. Other factors that affect our health care and other benefit costs include changes as a result of the ACA, changes to the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, changes in health care practices, general economic conditions (such as inflation and employment levels), new technologies, clusters of high-cost cases, epidemics or pandemics, health care provider and member fraud, and numerous other factors that are or may be beyond our control.

Our operating results and competitiveness depend in large part on our ability to appropriately manage future health care and other benefit costs through underwriting criteria, product design, provider network configuration, negotiation of favorable provider contracts and medical management programs. Our medical cost management programs may not be successful and may have a smaller impact on health care and benefit costs than we expect. The factors described above may adversely affect our ability to predict and manage health care and other benefit costs, which can adversely affect our competitiveness and operating results.

The U.S. federal government and our other government customers may reduce funding for health care or other programs, cancel or decline to renew contracts with us, or may make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs, our premiums and our administrative and health care and other benefit costs.

Our revenues from government-funded health and other programs, including our Medicare, Medicaid and dual eligible businesses and our government customers in our Commercial business, are dependent on annual funding by the federal government and/or applicable state or local governments. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.

For example, while the ACA provided substantial federal funding for the expansion of the number of people who qualify to enroll in Medicaid beginning in 2014, that funding is decreasing beginning in 2017, and the future of that funding is uncertain. As a result, in 2017, states are preparing for the adverse impact on their budgets and programs of expected changes to the ACA and other federal programs by seeking to reduce their Medicaid expenditures by raising minimum MLR thresholds, instituting profit caps and/or changing the design of their Medicaid programs. These changes could have a material adverse effect on the revenues, medical benefit ratio and operating results of our Medicaid contracts and/or our ability to grow our Medicaid membership, revenues and operating results.

Our government customers also determine the eligibility criteria, premium levels and other aspects of Medicare, Medicaid and dual eligible programs that affect the number of persons enrolled in these programs, the services provided to enrollees under the programs, and our administrative and health care and other benefit costs under these programs. In the past, determinations of this type have at times adversely affected our operating results from and willingness to participate in such programs, and they may do so again in the future. For example, effective January 1, 2015, we terminated our Insured Medicaid contract in Delaware because we did not believe the premium level was adequate. If a government customer reduces premium levels or increases premiums by less than the increase in our costs (such as by not allowing us to recover ACA and other applicable fees, taxes and assessments), and we cannot offset the impact of these actions with supplemental premiums and/or changes in benefit plans, then our business and operating results could be adversely affected. In addition, if states allow certain programs to expire, reduce the number of firms with which they contract for Medicaid managed care services or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment or reduced Medicaid enrollment growth, which would adversely affect our business, revenues and operating results.

In addition, the terms of our disability products often provide that the benefits due to beneficiaries are reduced by the amount of certain federal benefits they receive, most notably SSDI payments. If such payments are suspended or reduced for any reason, including due to funding shortfalls for the SSDI program, our disability payment obligations would be increased accordingly, and such increase could be material.

Unanticipated increases in our Public Exchange and other individual Commercial product and our ACA compliant small group Commercial product health care benefit costs adversely affected our 2016 operating results and could adversely affect our operating results in 2017 and future years. Our individual Commercial products, including our Public Exchange products, were not profitable in 2016. There can be no assurance that our pricing or other actions will improve the profitability of our individual Commercial products, including our Public Exchange products, or our ACA compliant small group Commercial products in 2017. There can be no assurance that the future health care benefit costs of our individual Commercial products will not exceed our projections.

Unanticipated increases in our Public Exchange and other individual Commercial product and our ACA compliant small group Commercial product health care benefit costs adversely affected our 2016 operating results and could adversely affect our operating results in 2017 and future years. Our individual Commercial products, including our Public Exchange products, were not profitable in 2014, 2015 or 2016 due to higher than projected health care benefit costs. In 2016, we reported pretax losses of $450 million in our individual Commercial products. We project a reduced level of losses in those products in 2017.

We have set 2017 premium rates for our individual Commercial products, including our Public Exchange products, and our ACA compliant small group Commercial products based on our projections, including as to the health status and quantity of individual and small group Commercial product membership and utilization of medical and/or other covered services by individual and small group Commercial product members. The ACA’s risk management programs will provide us with less protection in 2017 than 2016. The 2017 marketplace for individual Commercial products also may be less stable than in 2016 because, among other things, other health plans have changed or stopped offering their Public Exchange products in the states we are serving in 2017, which, among other things, increases our adverse selection risk. There can be no assurance that our pricing or other actions will improve the profitability of our individual Commercial products, including our Public Exchange products, or our ACA compliant small group Commercial products in 2017 or any future year.

The premium rates for our individual Commercial and ACA compliant small group Commercial products are set in advance and fixed for one-year periods. As a result, health care benefit costs in excess of the projections reflected in our pricing for those products cannot be recovered in the fixed premium period through higher premiums. The profitability of individual Commercial and ACA compliant small group Commercial products is particularly sensitive to the accuracy of our forecasts of health care benefit costs. Those forecasts were made several months before the fixed premium period began, require a significant degree of judgment and are dependent on our ability to detect medical cost trends as well as the accuracy of our projections used in setting our individual Commercial and ACA compliant small group Commercial product premium rates.

There can be no assurance regarding the accuracy of the health care benefit cost, membership or other projections reflected in our individual Commercial and ACA compliant small group Commercial product pricing. The risks related to the accuracy of projections reflected in our pricing are magnified by adverse selection among individuals who require or utilize more expensive medical and/or other covered services (such as those who purchase coverage during special election periods), other plans’ withdrawals from participation in the Insurance Exchanges we serve and legislation, regulations, enforcement activity and/or judicial decisions that cause Insurance Exchanges or Insurance Exchange products to operate in a manner different than what we projected in setting our Insurance Exchange product premium rates, such as ongoing initiatives in several states to require insurers to allow members to pay insurers less for certain high cost drugs than the amounts assumed in pricing of their Public Exchange products or situations where ACA co-op insolvencies have required and may in the future require us to take on Public Exchange membership that we did not anticipate or price for. In addition, the limited payments under the ACA’s risk corridor program for the 2014 and 2015 program years created additional instability in the marketplace for individual Commercial products in 2016 and going forward by contributing to decisions by health plans to change or stop offering their Public Exchange products. 2016 was the last year for the ACA’s rick corridor program. On-going uncertainty regarding the funding of ACA-related programs and subsidies can be expected to create additional instability in the marketplace. For additional information on certain of the medical cost trend, pricing and economic conditions risks associated with our Insurance Exchange and other Health Care products, see “We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our operating results. We may not able to obtain appropriate pricing on new or renewal business” on page 27; and “We may not be able to obtain adequate premium rate increases, which would have an adverse effect on our revenues, medical benefit ratios and operating results and could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes” on page 19.

The reserves we hold for expected claims are based on estimates that involve an extensive degree of judgment and are inherently variable. Any reserve, including a premium deficiency reserve, may be insufficient. If actual claims exceed our estimates, our operating results could be materially adversely affected, and our ability to take timely corrective actions to limit future costs may be limited.

A large portion of health care claims are not submitted to us until after the end of the quarter in which services are rendered by providers to our members. Our reported health care costs payable for any particular period reflect our estimates of the ultimate cost of such claims as well as claims that have been reported to us but not yet paid. We also must estimate the amount of rebates payable under the ACA’s, CMS’s and OPM’s minimum MLR rules and the amounts payable by us to, and receivable by us from, the U.S. federal government under the ACA’s premium stabilization programs.

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period operating results within health care costs. For example, in the second and third quarters of 2016, we recorded premium deficiency reserves totaling $85 million related to anticipated future losses for the 2016 coverage year in our individual Commercial products. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable at December 31, 2016 would cause these estimates to change in the near term, and such a change could be material.

Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends or accurately estimate the cost of incurred but not yet reported claims or reported claims that have not been paid, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited, which would further exacerbate the extent of any negative impact on our operating results. These risks are particularly acute during and following periods when utilization of medical and/or other covered services and/or medical cost trends are below recent historical levels and in products where there is significant turnover in our membership each year, such as Public Exchanges, and such risks are further magnified by the ACA and other legislation and regulations that limit our ability to price for our projected and/or experienced increases in utilization and/or medical cost trends.

Refer to “Critical Accounting Estimates - Health Care Costs Payable” of MD&A included in Part II, Item 7 of this Annual Report on Form10-K for more information.

Our medical membership remains concentrated in certain geographic areas and industries, exposing us to unfavorable changes in local benefit costs, reimbursement rates, competition and economic conditions.

Our medical membership remains concentrated in certain geographic areas in the United States and in certain industries. Unfavorable changes in health care or other benefit costs or reimbursement rates or increased competition in those geographic areas where our membership is concentrated could therefore have a disproportionately adverse effect on our operating results. Our membership has been and may continue to be affected by workforce reductions by our customers due to adverse and/or uncertain general economic conditions, especially in the U.S. geographies and industries where our membership is concentrated. As a result, we may not be able to profitably grow and diversify our membership geographically, by product type or by customer industry, and our revenue and operating results may be disproportionately affected by adverse changes affecting our customers.

A change in our health care product mix may impact our profit margins.

Our health care products that involve greater potential risk generally tend to be more profitable than administrative services contract products. Individuals and small employer groups are more likely to purchase our higher-risk health care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs also involve our higher-risk health care products and have lower profit margins than our Insured Commercial products, and our membership is projected to continue to shift towards higher revenue, higher MBR Government products in 2017. In 2014, 2015 and 2016, our individual Commercial products, including those sold on the Public Exchanges, were not profitable. In 2016, we reported pretax losses of $450 million in our individual Commercial products. We project a reduced level of losses in those products in 2017. A shift of enrollees from more profitable products to less profitable products could have a material adverse effect on our operating results.

Bids for Government business in our Health Care segment are increasingly subject to challenge, which may adversely affect contracts initially awarded to us and may result in increased costs.

We continue to increase our focus on the government customers in our Health Care segment as part of our business growth and diversification strategy. We are seeking to substantially grow our Medicare, Medicaid and dual eligibles business over the next several years. In many instances, to acquire and retain our government customers’ business, we must bid against our competitors in a highly competitive environment. Winning bids often are challenged successfully by unsuccessful bidders. For example, as of January 2017, certain of our winning Medicaid bids are being protested, and during 2016 we were not successful in retaining certain Medicaid contracts. As a result, we are seeking to improve our process for responding to Medicaid requests for proposal. Our ability to maintain and grow membership, revenues and operating results in our Medicaid products is dependent on our remaining competitive on price, performance and preparing successful bids. In cases where our bid is successful, we incur defense costs and may incur unreimbursed implementation and other costs to meet contractual deadlines even if we ultimately lose the challenge.

Extreme events, or the threat of extreme events, could materially increase our health care (including behavioral health), life insurance and disability costs and impact our business continuity. We cannot predict whether or when any such events will occur.

Nuclear, biological or other attacks, whether as a result of war or terrorism, other man-made disasters, natural disasters, epidemics, pandemics and other extreme events can affect the U.S. economy in general, our industry and us specifically. In particular, such extreme events or the threat of such extreme events could result in significant health care (including behavioral health), life insurance and disability costs, which would also be affected by the government’s actions and the responsiveness of public health agencies and other insurers. In addition, our life insurance members and our employees and those of our vendors are concentrated in certain large, metropolitan areas which may be particularly exposed to these events. Such events could adversely affect our business, cash flows, and operating results, and, in the event of extreme circumstances, our financial position or viability.

Our business could also be adversely affected if we do not maintain adequate procedures for crisis management, disaster recovery and business continuity during and after such events. Other than obtaining insurance coverage for our facilities and limited reinsurance of our Health Care and/or Group Insurance liabilities, there are few, if any, commercial options through which to transfer the exposure from terrorism or other extreme events away from us.

Risks Related to Our Operations

Unless we are able to develop alternative sources of revenue and earnings and achieve transformational change in our business model, our ability to profitably grow our business could be adversely affected.

We operate in a highly competitive environment and in an industry that is subject to significant ongoing changes from marketplace pressures brought about by public policy forces, the ACA, changes to or repeal or replacement of the ACA, Insurance Exchanges, customer demands, demographic shifts, new and expanding health care capabilities, business consolidations, strategic alliances, new market entrants, legislative and regulatory changes and marketing practices. As a result of these and other factors, our ability to grow profitably through the sale of traditional Insured health care and related benefits products in the United States may be limited. In order to profitably grow our business in the future, we need to diversify the sources of our revenue and earnings and transform our business model, including through developing and expanding our

Consumer Health and Services product line, making investments in consumer engagement capabilities and our Consumer Health and Services’ technology and other services for health systems and provider organizations (including joint ventures, ACOs and collaborative provider networks), optimizing our business platforms and expanding internationally.

Achieving these goals will require us to devote significant senior management and other resources to acquisitions or other transactions and to develop internally or acquire new products, solutions and technology before any significant revenues or earnings are generated from such initiatives. If we are not able to acquire and/or develop and launch new products and solutions, our ability to profitably grow our business could be adversely affected.

We and our vendors have experienced cyber attacks. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future.

We and our vendors have experienced a variety of cyber attacks, and we and our vendors expect to continue to experience cyber attacks going forward. Among other things, we have experienced automated attempts to gain access to our public facing networks, brute force, SYN flood and distributed denial of service attacks, attempted virus infections, ransomware attacks, spear-phishing campaigns, mass reconnaissance attempts, malware or injection attempts, phishing, PHP injection and cross-site scripting. We also have seen an increase in attacks designed to obtain access to consumers’ accounts using illegally obtained demographic information. Although the impact of such attacks has not been material to our operations or operating results through December 31, 2016, we can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future. As we expand our Consumer Health and Services product line, including through our growth of ACS, Medicity, and ActiveHealth, increase the amount and types of data we acquire, generate and use, increase the amount of information we make available to members, consumers and providers on mobile devices, expand our use of vendors, expand internationally and expand our use of social media, our exposure to these data security and related cybersecurity risks, including the risk of undetected attacks, damage, loss or unauthorized disclosure or access to and/or disruption of our systems and the customer, member, provider, employee, ACO, joint venture, vendor and other third party information they contain, increases, and the cost of attempting to protect against these risks also increases.

The costs of attempting to protect against the foregoing risks and the costs of responding to a cyber-incident are significant. Following a cyber-incident, our and/or our vendors’ remediation efforts may not be successful, and a cyber-incident could result in interruptions, delays or cessation of service, and loss of existing or potential customers. In addition, breaches of our and/or our vendors’ security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers or other third-parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our business, brand, reputation, cash flows and operating results.

We may not be able to effectively manage our general and administrative expenses to competitive levels, which may reduce our membership or profitability, or we may need to implement expense reduction measures that adversely affect our future growth potential.

Our operating results depend in part on our ability to manage our general and administrative expenses to competitive levels while delivering improved customer, member and provider service, expanding our marketplace presence and accomplishing our strategic initiatives, including developing, operating and expanding our Consumer Health and Services product line. Controlling general and administrative expenses is particularly important in our Health Care businesses that are subject to regulatory changes that may restrict our underwriting margins (calculated as premiums less health care costs), such as minimum MLR requirements. We have significant fixed costs, and our ability to reduce variable costs in the short term is limited. We attempt to manage general and administrative expenses by, among other things, making our processes more efficient, reducing the number of products we offer and controlling costs for salaries and related benefits, information technology and other general and administrative costs. However, we may not be successful in achieving the intended benefits of the cost-cutting and process improvement initiatives we undertake. In addition, our cost-cutting measures may adversely affect our ability to implement the ACA, changes to the ACA and other regulatory requirements, attract and retain key employees, maintain robust management practices and controls (including internal controls over financial reporting), implement improvements in technology and achieve our strategic goals, including profitable membership growth. Given the foregoing, we can provide no assurance that we will be able to manage our general and administrative expenses to competitive levels, which may reduce our membership, profitability and operating results and adversely affect our business and future growth potential.

Our business success and operating results depend in part on effective information technology systems and on continuing to develop and implement improvements in technology.

We have many different information and other technology systems supporting our businesses (including as a result of our acquisitions). Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report operating results; and interact with providers, employer plan sponsors, members and vendors, including our PBM services suppliers, in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of our technology systems (including software) are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with our other systems. We must re-engineer and reduce the number of these systems to meet changing consumer and vendor preferences and needs, improve our productivity and reduce our operating expenses. We also need to develop or acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the Consumer Health and Services products we are developing and seeking to expand and/or to meet current and developing industry and regulatory standards, including with regard to minimum MLR rebates, Insurance Exchanges, and various aspects of the ACA, and to keep pace with continuing changes in information processing technology and emerging cybersecurity risks and threats. If we fail to achieve these objectives, our ability to profitably grow our business and/or our operating results may be adversely affected.

Our business strategy involves providing customers with differentiated, easy to use, secure products and solutions that use information to meet customer needs. The types of technology and levels of service that are acceptable to customers and members today will not necessarily be acceptable in the future, requiring us to anticipate and meet marketplace demands for technology. Our success therefore is dependent in large part on our ability, within the context of a limited budget of human resources and capital and our existing and future business relationships, to timely secure, integrate, develop, redesign and enhance our (or contract with vendors to provide) technology systems that support our business strategy initiatives and processes in a compliant, secure, and cost and resource efficient manner. Integration of our acquisitions increases these challenges, and we may not be successful in integrating various systems in a timely or cost-effective manner.

Information technology projects are long-term in nature and may take longer to complete and cost more than we expect and may not deliver the benefits we project once they are complete. If we do not effectively and efficiently secure, manage, integrate and enhance our technology portfolio (including vendor sourced systems), we could, among other things, have problems determining health care cost and other benefit cost estimates and/or establishing appropriate pricing, meeting the needs of providers, employer plan sponsors and members, developing and expanding our Consumer Health and Services product line or keeping pace with industry and regulatory standards, and our operating results may be adversely affected.

In order to remain competitive, we must further integrate our businesses, processes and systems. Pursuing multiple initiatives simultaneously could make this integration significantly more challenging.

Many of our businesses, processes and systems, both those we have acquired or will acquire, and those we have developed or are developing, are not integrated, are complex or require disproportionate resources in order to work together effectively. Businesses, processes and systems that are excessively complex or are not effectively integrated may adversely affect our ability to compete by, among other things, increasing our costs relative to competitors, reducing our flexibility and limiting our ability to react quickly to marketplace opportunities or changing circumstances. Accordingly, we must effectively and efficiently simplify and integrate these businesses, processes and systems to meet changing consumer and vendor needs and improve our productivity. This task is significantly more difficult when we pursue multiple transactions or other initiatives, such as significant acquisitions, strategic alliances, joint ventures and multi-year strategic projects (including developing, operating and seeking to expand our Consumer Health and Services product line and implementing new provider support programs), simultaneously. Our existing business partnership relationships and a limited budget of human resources and capital present further challenges.

If we are unable to successfully simplify and integrate our businesses, processes and systems, including those from acquisitions, to realize anticipated economic and other benefits in a timely manner, it could result in substantial costs or delays and adversely affect our business, operations and operating results.

Sales of our products and services are dependent on our ability to attract and motivate internal sales personnel and independent third-party brokers, consultants and agents. New distribution channels create new disintermediation risk. We may be subject to penalties or other regulatory actions as a result of the marketing practices of brokers and agents selling our products.

Our products are sold primarily through our sales personnel, who frequently work with independent brokers, consultants and agents who assist in the production and servicing of business. The independent brokers, consultants and agents generally are not dedicated to us exclusively and may frequently recommend and/or market health care benefits products of our competitors. Accordingly, we must compete intensely for their services and allegiance. Our sales could be adversely affected if we are unable to attract, retain or motivate sales personnel and third-party brokers, consultants and agents, or if we do not adequately provide support, training and education to this sales network regarding our complex product portfolio, or if our sales strategy is not appropriately aligned across distribution channels. This risk is heightened as we develop and seek to expand our Consumer Health and Services product line and our business model evolves to include a greater focus on consumers and direct-to-consumer sales, such as competing for sales on Insurance Exchanges.

New distribution channels for our products and services continue to emerge, including Private Exchanges operated by health care consultants and technology companies. These channels may make it more difficult for us to directly engage consumers and other customers in the selection and management of their health care benefits, in health care utilization and in the effective navigation of the health care system. We also may be challenged by new technologies and marketplace entrants that could interfere with our existing relationships with health plan members in these areas.

In addition, there have been a number of investigations regarding the marketing practices of brokers and agents selling health care and other insurance products and the payments they receive. These investigations have resulted in enforcement actions against companies in our industry and brokers and agents marketing and selling those companies’ products. For example, CMS and state departments of insurance have increased their scrutiny of the marketing practices of brokers and agents who market Medicare products. These investigations and enforcement actions could result in penalties and the imposition of corrective action plans and/or changes to industry practices, which could adversely affect our ability to market our products.

We face a wide range of risks, and our success depends on our ability to identify, prioritize and appropriately manage our enterprise risk exposures.

As a large company operating in a complex industry and in many countries, we encounter a variety of risks. The risks we face include, among other matters, the range of industry, competitive, regulatory, financial, operational or external risks identified in this “Risk Factors” discussion. We continue to devote resources to further develop and integrate our enterprise-wide risk management processes. Failure to identify, prioritize and appropriately manage or mitigate these risks, including risk concentrations across different business lines, products (e.g., Insured vs. ASC), industries, customers and geographies, can adversely affect our operating results, our ability to retain or grow business, or, in the event of extreme circumstances, our financial position or business operations.

We also face other risks that could adversely affect our business, operating results or financial position, which include:

•
Health care benefits fraud by providers and members that is not prevented or detected and impacts our medical cost trends or the medical expenses of our self-insured customers. In addition, in an adverse and/or uncertain economic environment, whether in the United States or abroad, our businesses may see increased fraudulent claims volume, which may lead to additional costs because of an increase in disputed claims and litigation;

•
Assessments under guaranty fund laws for obligations of insolvent insurance companies (including Penn Treaty Network America Insurance Company and one of its subsidiaries as described in Note 17 “Commitments and Contingencies - Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools” included in Part II, Item 8 of this Annual Report on Form 10-K), HMOs, ACA co‑ops and other payors to policyholders and claimants;

•	Failure of our corporate governance policies or procedures, for example significant financial decisions being made at an inappropriate level in our organization;

•
Inappropriate application of accounting principles or a significant failure of internal control over financial reporting, which could lead to a restatement of our operating results and/or a deterioration in the soundness and accuracy of our reported operating results;

•	Financial loss from inadequate insurance coverage due to self-insurance levels or unavailability of insurance and reinsurance coverage for credit or other reasons;

•	Failure to protect our proprietary information, including as a result of cyber-attacks on us, one or more providers and/or one or more of our vendors; and

•	Failure to adequately manage our run-off businesses and/or our financial exposure to businesses we have sold.

Risks Related to Customer Perceptions of our Products and Services

In order to be competitive in the growing marketplace for direct-to-consumer sales and on public and private health insurance exchanges, we will need to develop our Consumer Health and Services products and make investments in consumer engagement, reduce our cost structure and face new competitors. If we are unsuccessful, our future growth and profitability may be adversely affected.

Historically, employers have been our most significant customers. Our direct-to-consumer sales have been limited, and our individual Health Care business has been small relative to the other businesses in our Health Care segment. We are developing and seeking to expand our Consumer Health and Services product line, and we are now competing for sales on Insurance Exchanges. To develop and expand our Consumer Health and Services product line and compete effectively on Insurance Exchanges, we will be required to develop or acquire the technology systems and tools and talent necessary to interact with Insurance Exchanges and engage individual consumers using Insurance Exchanges and social media, increase our focus on individual consumers and expand and improve our consumer-focused sales and marketing channels, customer interfaces, customer service and product offerings.

We also will have to respond to pricing and other actions taken by existing competitors and regulators as well as potentially disruptive new entrants which could reduce our profit margins. Due to the price transparency provided by Insurance Exchanges, when we market our individual and small group health insurance products we face competitive pressures from existing and new competitors (including our vendors) who have lower cost structures. Our competitors may bring their Insurance Exchange and other consumer products to market more quickly, have greater experience marketing to consumers and/or may be targeting the higher margin portions of our business. These risks may be enhanced if employers shift to defined contribution health care benefits plans and make greater utilization of Private Exchanges or encourage their employees to purchase health insurance on the Public Exchanges. We can provide no assurance that we will be able to develop or operate successful or profitable Consumer Health and Services products or compete successfully or profitably on Public Exchanges or Private Exchanges or that we will be able to benefit from any opportunities presented by Public Exchanges or Private Exchanges. If we do not develop and expand competitive and profitable Consumer Health and Services products, are not competitive on Insurance Exchanges or are unsuccessful in reducing our cost structure, our future growth and profitability may be adversely affected.

We may not be able to compete effectively in the HIT business and earn a profit. Our HIT business increases our risk of patent infringement and other intellectual property litigation and may become subject to significant regulation in the future.

With our current focus on consumer engagement, joint ventures, ACOs, collaborative provider networks and optimizing our business platforms and our 2014 acquisition of bswift, we have increased our commitment to HIT products and solutions, a business that is rapidly changing and highly competitive. There is no assurance that we will be able to successfully adapt to changes to the HIT marketplace, or compete effectively and earn a profit in our HIT business. Our technology products and solutions may not operate as intended. Moreover, we may not have identified and mitigated, or be able to identify and mitigate, the significant risks of pursuing the HIT business, including the risk that we will be unable to protect our proprietary rights and the risks of patent infringement and other intellectual property litigation against us. Certain of our HIT products and/or solutions are subject to patent litigation, which is often associated with significant litigations costs, damages and/or injunctions.

In addition, although the HIT industry is not currently subject to significant regulation, we face an uncertain and rapidly evolving federal, state and international legislative and regulatory framework, and certain of our HIT products and/or solutions could become subject to regulation. New legislation and/or regulations may make it difficult to achieve and maintain compliance and could adversely affect both our ability to compete in the HIT business and the operating results of our HIT business.

If we fail to develop new products, differentiate our products from those of our competitors or demonstrate the value of our products to our customers and members, our ability to retain or grow profitable membership may be adversely affected.

We operate in a rapidly evolving industry. Our customers generally, and our larger customers in particular, are well-informed and organized and, along with our individual customers, can easily move between us and our competitors. These factors require us to differentiate our products and solutions, anticipate changes in customer and consumer preferences, anticipate and effectively compete with the products and solutions of new and existing competitors and innovate and deliver new and existing products and solutions that demonstrate value to our customers and members, particularly in response to marketplace changes from public policy. Differentiating our Insurance Exchange products is particularly challenging due to the standardization (for example, network adequacy and standardization of benefits requirements) of these products. Any failure to do so may adversely affect our ability to retain or grow profitable membership, which can adversely affect our operating results.

If we or our vendors fail to provide our customers with quality service that meets their expectations, our ability to retain and grow our membership will be adversely affected.

Our ability to attract and retain membership is dependent upon providing cost effective, quality customer service operations (such as call center operations, claim processing, outsourced PBM functions, mail order pharmacy prescription delivery, specialty pharmacy prescription delivery, customer case installation and on-line access and tools) that meet or exceed our customers’ and members’ expectations. As we seek to reduce general and administrative expenses, we must balance the potential impact of cost-saving measures on our customer and other service and performance. If we misjudge the effects of such measures, customer and other service may be adversely affected. We depend on third parties for certain of our customer service, PBM and prescription delivery operations. For example, CaremarkPCS Health, L.L.C. (and its predecessors, collectively, “CVS”) and Express Scripts provide us with certain PBM services. If we or our vendors fail to provide service that meets our customers’ and members’ expectations, we may have difficulty retaining or growing profitable membership, which can adversely affect our operating results. For example, noncompliance with any privacy or security laws or regulations or any security breach involving one of our third party vendors could have a material adverse effect on our businesses, operating results, brand and reputation.

Our competitive position and ability to differentiate our products will be adversely affected if we cannot demonstrate that our products and processes result in our members receiving quality affordable care.

One of the key factors on which we compete for customers is the degree to which our products and processes (including our disease management and patient safety programs and our provider credentialing and other quality of care and information management initiatives) result in our members receiving quality affordable care from providers, our vendors (including our PBM services suppliers) and us. If our products and process do not result in our members receiving quality affordable care, or if we are unable to demonstrate that our members receive quality affordable care, then our competitive position and ability to differentiate our product and/or solution offerings from those of our competitors would be adversely affected, which in turn could adversely affect our operating results.

Risks Related to Our Relationships with Providers, Suppliers and Vendors

If we are unable to enter into joint ventures and other collaborative risk-sharing agreements with health care providers on satisfactory terms, it may have an adverse effect on our ability to enhance our provider networks, contain our medical costs, grow our business and/or develop alternative sources of revenue and earnings.

We are seeking to enhance our health care provider networks by entering into joint ventures and other collaborative risk-sharing arrangements with health care providers. Providers’ willingness to enter these arrangements with us depends upon, among other things, our ability to provide them with up to date quality of care data to support these value-based contracts. These arrangements are designed to give providers incentives to engage in population health management and optimize delivery of health care to our members. These arrangements also may allow us to expand into new geographies, target new customer groups, increase membership and reduce medical costs and, if we provide technology or other services to the relevant health system or provider organization, may contribute to our revenue and earnings from alternative sources. If such arrangements do not result in the lower medical costs that we project or if we fail to attract health care providers to such arrangements, or are less successful at implementing such arrangements than our competitors, our medical costs may not be competitive and may be higher than we project, our attractiveness to customers may be reduced, we may lose or be unable to grow membership, and our ability to profitably grow our business and/or our operating results may be adversely affected.

While we believe joint ventures, ACOs and other non-traditional health care provider organizational structures present opportunities for us, the implementation of our ACS and ACO strategies may not achieve the intended results, which could adversely affect our operating results and cash flows. Among other things, joint ventures require us to maintain collaborative relationships with our counterparties, continue to gain access to provider rates that make the joint ventures economically sustainable and devote significant management time to the operation and management of the joint venture. We may not be able to achieve these objectives in one or more of our joint ventures, which could adversely affect our operating results and cash flows.

Continuing consolidation and integration among providers and other suppliers may increase our medical and other covered benefits costs, make it difficult for us to compete in certain geographies and create new competitors.

Hospitals and other provider and health systems continue to consolidate across the industry. While this consolidation could increase efficiency and has the potential to improve the delivery of health care services, it also reduces competition and the number of potential contracting parties in certain locations. These health systems are also increasingly forming and considering forming health plans to directly offer health insurance in competition with us, a process that has been accelerated by the ACA. In addition, ACOs (including commercial and Medicaid-only ACOs developed as a result of state Medicaid laws), practice management companies, consolidation among and by integrated health systems and other changes in the organizational structures that physicians, hospitals and other health care providers adopt continues to change the way these providers interact with us and the competitive landscape in which we operate. These changes may increase our medical and other covered benefits costs, may affect the way we price our products and services and estimate our medical and other covered benefits costs and may require us to change our operations, including by withdrawing from certain geographies where we do not have a significant presence or are unable to collaborate or contract with providers on acceptable terms. Each of these changes may adversely affect our business and operating results.

Our operating results may be adversely affected if we are unable to contract with providers on competitive terms and develop and maintain attractive networks with high quality providers.

Our operating results are dependent in part upon our ability simultaneously to contract competitively with and develop and maintain favorable relationships with hospitals, physicians, pharmaceutical benefit management service providers, pharmaceutical manufacturers and other health care benefits providers. Our relationships with providers are affected by the rates we pay them for services rendered to our members (including financial incentives to deliver quality services in a cost-effective manner), by our business practices and processes, by our acquisitions and proposed acquisitions, and by our provider payment and other provider relations practices (including whether we include providers in the various provider network options we make available to our customers). Our relationships with providers are also affected by factors that impact those providers, but are not directly related to us, such as consolidations and strategic relationships among providers and/or among our competitors, changes in Medicare and/or Medicaid reimbursement levels to health care providers (including reductions due to the ATRA, sequestration and/or any repeal or amendment of the ACA), and increasing revenue and other financial pressures on providers, including increases in uncompensated care resulting from the any repeal or amendment of the ACA, ongoing reductions by CMS and state governments (including reductions due to recommendations of the Independent Payment Advisory Board, the ATRA, sequestration and/or any repeal or amendment of the ACA) in amounts payable to providers, particularly hospitals, for services provided to Medicare and Medicaid enrollees.

The breadth and quality of our networks of available providers and our ability to offer different provider network options are important factors when customers consider our products and services. Our customers, particularly our self-insured customers, also consider our hospital and other medical provider discounts when evaluating our products and services. For certain of our businesses, we must maintain provider networks that satisfy applicable access to care and/or network adequacy requirements. Regulators also consider the breadth and nature of our provider networks when assessing whether such networks meet network adequacy requirements which, in some cases, are becoming more stringent. For example, a 2016 CMS regulation established network adequacy requirements that apply to all Medicaid managed care plans. Our contracts with providers generally may be terminated by either party without cause on short notice.

The failure to maintain or to secure new cost-effective health care provider contracts, may result in a loss of or inability to grow membership, higher health care or other benefits costs (which we may not be able to reflect in our pricing due to rate reviews or other factors), health care provider network disruptions, less desirable products for our customers and/or difficulty in meeting regulatory or accreditation requirements, any of which could adversely affect our operating results.

We may experience increased medical and other benefit costs, litigation risk and customer and member dissatisfaction when providers that do not have contracts with us render services to our members.

Some providers that render services to our members do not have contracts with us. In those cases, we do not have a pre-established understanding with these providers as to the amount of compensation that is due to them for services rendered to our members. In some states, the amount of compensation due to these non-participating providers is defined by law or regulation, but in most instances it is either not defined or it is established by a standard that is not clearly translatable into dollar terms. In such instances providers may believe that they are underpaid for their services and may either litigate or arbitrate their dispute with us or try to recover the difference between what we have paid them and the amount they charged us from our members, which may result in customer and member dissatisfaction. For example, since 2007, we have been in class litigation with non-participating providers over our payments to them, and during 2009, we settled a matter with the New York Attorney General that caused us to transition to different databases to determine the amount we pay non-participating providers under certain benefit plan designs. Such disputes may cause us to pay higher medical or other benefit costs than we projected.

Certain of these matters are described in more detail in “Litigation and Regulatory Proceedings” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K.

We could become overly dependent on key service providers, which could expose us to operational risks and cause us to lose core competencies. If their services become unavailable, we may experience service disruptions, reduced service quality and increased costs and may be unable to meet our obligations to our customers.

We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. These third parties include our PBM services suppliers, information technology system providers, independent practice associations, accountable care organizations and call center and claim and billing service providers. Certain of these third parties provide us with significant portions of our requirements, and we could become overly dependent on key vendors, which could cause us to lose core competencies. Certain third parties to whom we delegated selected functions, such as independent practice associations and specialty services providers, have experienced financial difficulties, including bankruptcy. Furthermore, certain legislative authorities have in recent years discussed or proposed legislation that would restrict outsourcing. A termination of our agreements with, or disruption in the performance of, one or more of these service providers could result in service disruption or unavailability, reduced service quality and effectiveness, increased or duplicative costs, an inability to meet our obligations to our customers or require us to seek alternative service providers on less favorable contract terms, any of which can adversely affect our business, brand, reputation and/or operating results. Furthermore, where our arrangements with these service providers are not acceptable to our customers, we must make alternate arrangements, which may be more costly and difficult to implement.

In particular, we have entered into agreements with our PBM services suppliers to provide us and certain of our customers and members with certain PBM services. If our PBM agreement with CVS or our agreements with our other PBM services supplier were to terminate for any reason or one of our PBM services supplier’s ability to perform their respective obligations under their agreements with us were impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms. As a result, our costs may increase, we would not realize the anticipated benefits of our PBM agreement with CVS or our other agreements for PBM services (including projected operating efficiencies), and we may not be able to meet the full demands of our customers, any of which could have a material adverse effect on our business, brand, reputation and/or operating results.

Risks Related to Our Acquisitions and International Operations

We expect to continue to pursue acquisitions and other inorganic growth opportunities, which may be unsuccessful, cause us to assume unanticipated liabilities, disrupt our existing business, be dilutive or lead us to assume significant debt, among other things.

We expect to continue to pursue acquisitions, joint ventures, strategic alliances and other inorganic growth opportunities as part of our growth strategy. In addition to integration risks, some other risks we face with respect to acquisitions and other inorganic growth strategies include:

•	We frequently compete with other firms, some of which may have greater financial and other resources and a greater tolerance for risk, to acquire attractive companies;

•	The acquired and/or joint venture businesses may not perform as projected;

•	The goodwill or other intangible assets established as a result of our acquisitions may be incorrectly valued or may become non-recoverable;

•	We may not obtain the projected synergies as we integrate the acquired businesses;

•	We may assume unanticipated liabilities, including those that were not disclosed to us or which we underestimated;

•
We may experience difficulties in integrating acquired businesses into our existing operations (including our internal control environment), be unable to integrate acquired businesses successfully or as quickly as expected, and be unable to realize anticipated economic, operational and/or other benefits in a timely manner or at all, which could result in substantial costs and delays or other operational, technical or financial problems;

•
The acquired businesses, or the pursuit of other inorganic growth strategies, could disrupt or compete with our existing businesses, distract management, result in the loss of key employees, divert resources, result in tax costs or inefficiencies and make it difficult to maintain our current business standards, controls, information technology systems, policies, procedures and performance;

•	We may finance future acquisitions and other inorganic growth strategies by issuing common stock for some or all of the purchase price, which would dilute the ownership interests of our shareholders;

•	We may incur significant debt in connection with acquisitions (whether to finance acquisitions or by assuming debt from the businesses we acquire);

•
We may not have the expertise to manage and profitably grow the businesses we acquire, and we may need to rely on the retention of key personnel and other suppliers of companies we acquire, which may be difficult or impossible to accomplish;

•
We may enter into merger or purchase agreements but, due to reasons within or outside our control, fail to complete the related transactions, which could result in termination fees or other penalties that could be material, material disruptions to our business and operations and negatively affect our brand and reputation;

•	In order to complete a proposed acquisition, we may be required to divest certain portions of our business;

•
We may be involved in litigation related to mergers or acquisitions, including for matters which occurred prior to the applicable closing, which may be costly to defend and may result in adverse rulings against us that could be material; and

•
The integration into our businesses of the businesses and entities we acquire may affect the way in which existing laws and regulations apply to us, including subjecting us to laws and regulations that did not previously apply to us.

We expect joint ventures to be a critical part of our business model transformation and inorganic growth strategies. Joint ventures present risks that are different from acquisitions, including selection of appropriate joint venture parties, initial and ongoing governance of the joint venture, growing the joint venture’s business in a manner acceptable to all the parties, maintaining positive relationships among the joint venture parties and the customer, and member and business disruption that may occur upon joint venture termination.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.

As we expand our international operations we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products need to meet country-specific customer and member preferences as well as country-specific legal requirements, including those related to licensing, privacy, data storage, location, protection and security.

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with, the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the Bribery Act 2010) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and management, financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.

Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Our international operations encounter labor laws, customs and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we are required to, or choose to, operate with local business partners, which requires us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges.

In some countries we may be exposed to currency exchange controls or other restrictions that prevent us from transferring funds internationally or converting local currencies into U.S. dollars or other currencies. Fluctuations in foreign currency exchange rates may have an impact on our revenues, operating results and cash flows from our international operations. Some of our operations are, and are increasingly likely to be, in emerging markets where these risks are heightened. Any measures we may implement to reduce the effect of volatile currencies and other risks on our international operations may not be effective.

Our exposure to all of the above risks is expected to increase as we seek to grow our foreign operations over the next several years.

Financial Risks

We would be adversely affected if we do not effectively deploy our capital. Downgrades or potential downgrades in our credit ratings, should they occur, could adversely affect our brand and reputation, business, cash flows, financial position and operating results.

Our operations generate significant capital, and we have the ability to raise additional capital. The manner in which we deploy our capital, including investments in our businesses, our operations (such as information technology and other strategic and capital projects), dividends, acquisitions, share and/or debt repurchases, reinsurance or other capital uses, impacts our financial strength, claims paying ability and credit ratings issued by recognized rating organizations. Credit ratings issued by nationally-recognized organizations are broadly distributed and generally used throughout our industry. Our ratings reflect each rating organization’s opinion of our financial strength, operating performance and ability to meet our debt obligations or obligations to our insureds. We believe our credit ratings and the financial strength and claims paying ability of our principal insurance and HMO subsidiaries are important factors in marketing our products to certain of our customers. In addition, our credit ratings impact the cost and availability of future borrowings, and accordingly our cost of capital.

Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Among other things, our ratings may be affected by the assumption and/or issuance of debt in connection with an acquisition. For example, following the announcement of the Humana Acquisition in July 2015, each of Standard & Poor’s, A.M. Best, Fitch and Moody’s placed certain of our debt, financial strength and other credit ratings under review for possible downgrade. Following the issuance of the 2016 senior notes, each of Standard & Poor’s, A.M. Best and Moody’s downgraded certain of our debt, financial strength and other credit ratings by one notch. Downgrades or potential downgrades in our ratings, should they occur, could adversely affect our brand and reputation, business, cash flows, financial position and operating results.

Adverse conditions in the U.S. and global capital markets can significantly and adversely affect the value of our investments in debt and equity securities, mortgage loans, alternative investments and other investments, our operating results and/or our financial position.

The global capital markets, including credit markets, continue to experience volatility and uncertainty. As an insurer, we have a substantial investment portfolio that supports our policy liabilities and surplus and is comprised largely of debt securities of issuers located in the United States. As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the United States, and to a lesser extent the international financial markets; and volatility, uncertainty and/or disruptions in the global capital markets, particularly the United States credit markets, and governments’ monetary policy, particularly United States monetary policy, can significantly and adversely affect the value of our investment portfolio, our operating results and/or our financial position by:

•
Significantly reducing the value and/or liquidity of the debt securities we hold in our investment portfolio and creating realized capital losses that reduce our operating results and/or unrealized capital losses that reduce our shareholders’ equity;

•
Keeping interest rates low on high-quality short-term or medium-term debt securities (such as we have experienced during recent years) and thereby materially reducing our net investment income and operating results as the proceeds from securities in our investment portfolio that mature or are otherwise disposed of continue to be reinvested in lower yielding securities;

•	Reducing the fair values of our investments if interest rates rise;

•
Causing non-performance or defaults on their obligations to us by third parties, including customers, issuers of securities in our investment portfolio, mortgage borrowers and/or reinsurance and/or derivatives counterparties;

•
Making it more difficult to value certain of our investment securities, for example if trading becomes less frequent, which could lead to significant period-to-period changes in our estimates of the fair values of those securities and cause period-to-period volatility in our net income and shareholders’ equity;

•	Reducing our ability to issue short-term debt securities at attractive interest rates, thereby increasing our interest expense and decreasing our operating results; and

•	Reducing our ability to issue other securities.

Although we seek, within guidelines we deem appropriate, to match the duration of our assets and liabilities and to manage our credit and counterparty exposures, a failure to adequately do so could adversely affect our net income and our financial position and, in extreme circumstances, our cash flows.

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

Item 3. Legal Proceedings

The Information contained under “Litigation and Regulatory Proceedings” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form10-K is incorporated by reference herein.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common shares (“common stock”) are listed on the New York Stock Exchange, where they trade under the symbol AET. The following table presents high and low sales prices for our common stock for the periods indicated.

	High	Low
2016
First quarter	$114.19	$94.31
Second quarter	122.72	107.90
Third quarter	121.04	112.81
Fourth Quarter	134.90	105.20
2015
First quarter	$109.26	$87.60
Second quarter	132.60	106.08
Third quarter	128.90	105.30
Fourth Quarter	115.34	99.89

Holders of our Common Stock
At January 31, 2017, there were 6,467 record holders of our common stock.

Dividends
The quarterly cash dividend declared by Aetna’s Board of Directors (our “Board”) was $.25 per share in 2016 and 2015. In 2014, the quarterly cash dividend declared was $.225 for the first, second and third quarters and $.25 for the fourth quarter. On February 17, 2017, our Board declared a cash dividend of $.50 per common share that will be paid on April 28, 2017, to shareholders of record at the close of business on April 13, 2017.

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or marketplace conditions change. Information regarding restrictions on our present and future ability to pay dividends is included in “Liquidity and Capital Resources” of MD&A included in Part II, Item 7 and Note 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 in this Annual Report on Form 10-K.

Issuer Purchase of Equity Securities
During the three months ended December 31, 2016, we did not repurchase any shares of common stock. At December 31, 2016, we had remaining authorization to repurchase an aggregate of up to approximately $1.1 billion of common stock under our November 21, 2014 and February 28, 2014 programs. On February 17, 2017, our Board approved a new share repurchase program that authorized us to repurchase up to $4.0 billion of our common stock.

Prior to the termination of the Humana Merger Agreement, our ability to repurchase shares of our common stock was limited.

Refer to Note 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our share repurchases including Board authorizations, shares repurchased during 2016 and our remaining share repurchase authorization as of December 31, 2016.

Corporate Performance Graph

The following graph compares the cumulative total shareholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the published Standard & Poor’s 500 Stock Index (“S&P 500”) and the cumulative total return on the published Standard & Poor’s Supercomposite Managed Health Care Index (“S&P MHCI”) from December 31, 2011 through December 31, 2016. The graph assumes a $100 investment in shares of our common stock on December 31, 2011.

	December 31,
	2011	2012	2013	2014	2015	2016
AET	$100	$112	$168	$220	$270	$312
S&P	100	116	154	175	177	198
S&P MHCI (1)	100	106	156	210	255	304

(1)
At December 31, 2016, the companies included in the S&P MHCI were: Aetna Inc., Anthem, Inc., Centene Corporation, Cigna Corporation, HealthEquity, Inc., Humana Inc., Magellan Health, Inc., Molina Healthcare, Inc., UnitedHealth Group Incorporated and WellCare Health Plans, Inc.

Shareholder returns over the period shown on the corporate performance graph should not be considered indicative of future shareholder returns.

Item 6. Selected Financial Data

The table below provides selected consolidated financial data of Aetna. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2016. You should read this selected consolidated financial data in conjunction with MD&A included in Part II, Item 7 of this Annual Report on Form 10-K and the audited consolidated financial statements and notes as of and for the year ended December 31, 2016 included in Part II, Item 8 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Millions, except per common share data)	2016	2015	2014	2013 (1)	2012(1)
Income Statement Data
Total revenue	$63,155	$60,337	$58,003	$47,295	$36,600
Net income attributable to Aetna	2,271	2,390	2,041	1,914	1,658
Net realized capital gains (losses), net of tax	56	(42)	52	(7)	71

Per Common Share Data
Cumulative annual dividends declared	$1.00	$1.00	$.925	$.825	$.725
Net income attributable to Aetna:
Basic	6.46	6.84	5.74	5.38	4.87
Diluted	6.41	6.78	5.68	5.33	4.81

Balance Sheet Data
Total assets (2)	$69,146	$53,509	$53,354	$49,723	$41,341
Short-term debt	—	—	500	—	—
Long-term debt (2)	20,661	7,785	8,033	8,210	6,435
Total Aetna shareholders’ equity	17,881	16,114	14,483	14,026	10,406

(1)	We acquired Coventry Health Care, Inc. (“Coventry”) in May 2013, which impacts the comparability of operating results for the years ended December 31, 2013 to 2016 to prior periods.

(2)
Amounts as of December 31, 2012 to 2015 have been retroactively restated to reflect the reclassification of debt issuance costs from other current and long-term assets to a reduction of long-term debt as a result of the adoption of new accounting guidance during the year ended December 31, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 46.7 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers’ compensation administrative services and health information technology (“HIT”) products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at December 31, 2016 and December 31, 2015 and operating results for the years ended December 31, 2016, 2015 and 2014. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Annual Report on Form 10-K. This Overview is qualified in its entirety by the full MD&A.

Summarized Results

				Change
				2016 vs. 2015		2015 vs. 2014
(Millions, except total medical membership)	2016	2015	2014	$	%	$	%
Total revenue	$63,155	$60,337	$58,003	$2,818	5%	$2,334	4%
Net income attributable to Aetna	2,271	2,390	2,041	(119)	(5)%	349	17%
Operating earnings (1)	2,917	2,717	2,405	200	7%	312	13%
Total medical membership (in thousands)	23,110	23,487	23,548	(377)	(2)%	(61)	—%
Cash flows from operations	3,719	3,866	3,373	(147)	(4)%	493	15%

(1)
Operating earnings excludes from net income attributable to Aetna net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K.

Our discussion of operating results for our reportable business segments is based on operating earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles).  Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” below in this MD&A for a discussion of non-GAAP measures.  Refer to Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K for a reconciliation of net income attributable to Aetna to operating earnings.

Commentary - 2016 compared to 2015

•
Net income attributable to Aetna decreased $119 million in 2016 compared to 2015 primarily due to an increase in restructuring costs which include a $215 million ($330 million pre-tax) expense recorded during 2016 related to our previously announced voluntary early retirement program, higher transaction and integration-related costs and the favorable impact of litigation-related proceeds recorded during 2015. The decrease was partially offset by the increase in operating earnings described below, net realized capital gains during 2016 compared with net realized capital losses during 2015 and the favorable impact of the 2016 reduction of our reserve for anticipated future losses on discontinued products.

•	Operating earnings increased $200 million in 2016 compared to 2015, primarily as a result of higher fees and other revenue in our Health Care segment.

•	Total revenue increased approximately $2.8 billion during 2016 compared to 2015, primarily due to to higher premiums in our Health Care segment.

•
Total medical membership at December 31, 2016 decreased 377 thousand members compared to December 31, 2015, primarily reflecting declines in our Commercial business, partially offset by growth in our Government business. Refer to “Health Care - Membership” below in this MD&A for further information.

Commentary - 2015 compared to 2014

•
Net income attributable to Aetna increased $349 million in 2015 compared to 2014 primarily due to the increase in operating earnings described below and the loss on early extinguishment of long-term debt recorded in 2014, partially offset by net realized capital losses in 2015 compared with net realized capital gains in 2014.

•
Operating earnings increased $312 million in 2015 compared to 2014 primarily as a result of higher underwriting margins (calculated as premiums less health care costs) and higher fees and other revenue in our Health Care segment, partially offset by an increase in general and administrative expenses.

•
Total revenue increased $2.3 billion in 2015 compared to 2014 primarily due to membership growth in our Government business as well as higher Health Care premium yields, partially offset by membership losses in our group Commercial Insured products.

•
Total medical membership at December 31, 2015 remained relatively flat compared to December 31, 2014, primarily reflecting declines in our Commercial Insured products substantially offset by growth in our Medicare and Medicaid products. Refer to “Health Care - Membership” below in this MD&A for further information.

During the past three years our cash flows supported both new and ongoing initiatives.
We generated substantial cash flows in the past three years, which we used to support our ordinary course operating activities; increase cash and cash equivalents in preparation for our then proposed acquisition of Humana Inc. (the “Humana Acquisition”); repurchase our common stock; repurchase our long-term debt; and pay shareholder dividends. During 2016, we issued $13 billion of senior notes to partially fund the Humana Acquisition. We did not repurchase any shares of our common stock in 2016. During 2015 and 2014, we repurchased 3 million and 16 million shares of our common stock, respectively, at a cost of $296 million and approximately $1.2 billion, respectively, under share repurchase programs authorized by our Board. Prior to the termination of the Merger Agreement (as defined below), our ability to repurchase shares of our common stock was limited. Refer to Note 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on share repurchases.

Refer to “Liquidity and Capital Resources” below in this MD&A for additional information on our primary sources and uses of cash flows.

Outlook for 2017
In August 2016, we announced that we would reduce our participation on the individual public health insurance exchanges established pursuant to the ACA (“Public Exchanges”) to 242 counties for the 2017 plan year from the 778 counties we served in the 2016 plan year. We have maintained an on-Public Exchange presence for the 2017 plan year in Delaware, Iowa, Nebraska and Virginia. We have modified our off-Public Exchange product options for 2017 in the vast majority of counties where we offered individual Public Exchange products in 2016, which may adversely affect 2017 membership and premium in those counties. Based on our current view of open enrollment, we project first quarter 2017 Individual Commercial products membership will decline from approximately 965 thousand members at December 31, 2016 to approximately 240 thousand members at March 31, 2017.

We see the following opportunities in 2017:

•	Projected growth in our Commercial business operating earnings, including a reduced level of losses in our Individual Commercial products;

•	Projected continued Medicare top-line growth primarily due to continued strong growth in our Individual Medicare Advantage products; and

•	The resumption of share repurchase activity.

In 2017, we also project the following challenges:

•	The projected negative impact on operating earnings of known state Medicaid contract losses; and

•	Lower projected Group Insurance segment operating earnings.

Refer to “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for information regarding other important factors that may cause our actual results to differ from those currently projected and/or otherwise materially affect us.

Terminated Acquisition of Humana and Terminated Divestiture to Molina
On July 2, 2015, we entered into a definitive agreement (the “Merger Agreement”) to acquire Humana Inc. (“Humana”) in a transaction valued at approximately $37 billion, based on the closing price of Aetna common shares on July 2, 2015, including the assumption of Humana debt and Humana cash and cash equivalents.

On July 21, 2016, the U.S. Department of Justice (the “DOJ”) and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that the Humana Acquisition would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Acquisition. On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively, the “Parties”) agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017 (the “Termination Date”). Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Acquisition (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We will redeem the Special Mandatory Redemption Notes on or about March 16, 2017, and we expect to fund the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, in the first quarter of 2017, we will recognize on a pretax basis in our net income the entire approximately $420 million unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts and the entire approximately $100 million redemption premium paid on the Special Mandatory Redemption Notes upon such redemption.

In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage relating to the Humana Acquisition, on August 2, 2016, we entered into a definitive agreement (the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. On February 14, 2017, Aetna and Molina entered into a Termination Agreement (the “APA Termination Agreement”) pursuant to which Aetna terminated the Molina APA, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby or entered pursuant thereto. Under the APA Termination Agreement, Aetna agreed to pay Molina in cash (a) a termination fee of $53 million and (b) approximately 70% of Molina’s transaction costs. We paid Molina the termination fee on February 16, 2017 and funded that payment with the proceeds of the 2016 senior notes. We expect to pay Molina the applicable transaction costs during the first quarter of 2017.

Refer to Notes 3 “Acquisitions, Terminated Acquisition and Terminated Divestiture” and 9 “Debt” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the Humana Acquisition.

Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) has made broad-based changes to the U.S. health care system. On January 20, 2017, the President signed an executive order that gives the regulatory agencies that enforce the ACA the authority to interpret regulations issued under the ACA in a way that limits fiscal burdens on states and financial or regulatory burdens on individuals, providers, health insurers and others. The practical implications of that order are unclear, and the future of the ACA is uncertain. While we anticipate efforts in 2017 and beyond to substantially modify, repeal or replace the ACA, we expect aspects of the ACA to continue to significantly impact our business operations and operating results, including our pricing, our MBRs and the geographies in which our products are available. The ACA has presented us with business opportunities, but also with financial and regulatory challenges. Most of the ACA’s key components were phased in during or prior to 2014, including Public Exchanges, required minimum MLRs in Commercial and Medicare products, the individual coverage mandate, guaranteed issue, rating limits in individual and small group products, significant new industry-wide fees, assessments and taxes, enhanced premium rate review and disclosure processes, reduced Medicare Advantage payment rates to insurers, and linking Medicare Advantage payments to a plan’s CMS quality performance ratings or “star ratings.” The effects of these changes are reflected in our operating results. If the ACA is not amended, repealed or replaced, certain of its components will continue to be phased in until 2020.

During the years ended December 31, 2016, 2015 and 2014, we paid the following fees and contributions required by the ACA:

(Millions)	2016	2015	2014
Current year HIF	$837	$856	$605
Estimated current year ACA reinsurance contribution	114	185	298
Remaining portion of prior year ACA reinsurance contribution	62	60	—

In December 2015, the Consolidated Appropriation Act was enacted which included a one year suspension in 2017 of the ACA’s health insurer fee (the “HIF”).

Ongoing legislative and regulatory changes to the ACA, other pending efforts in the U.S. Congress to amend or restrict funding for various aspects of the ACA (including risk corridors), the results of the 2016 presidential, congressional and state level elections, pending litigation challenging aspects of the law and federal budget negotiations continue to create uncertainty about the ultimate impact of the ACA. Examples of recent legislative and regulatory changes include: the January 20, 2017 executive order relating to the ACA; the November 2016 HHS announcement that risk corridor collections for the 2015 program year will be applied first to amounts owed to plans for the 2014 program year; the May 2016 final regulations relating to the ACA’s non-discrimination requirements; the December 2015 suspension of the HIF for 2017 and two year delay of the “Cadillac” tax on high-cost employer-sponsored health coverage; the October 2015 PACE, which leaves groups with 51 to 100 employees within the large group category for each state unless the state exercises its option to include these groups within the small group category; and the October 2015 HHS announcement that the ACA’s risk corridor receivables for the 2014 program year would only be funded at 12.6%. With respect to pending litigation, in May 2016, the U.S. District Court for the District of Columbia ruled that the U.S. Department of Health and Human Services does not have the authority to make payments under the ACA’s Cost Sharing Subsidy program. Implementation of this decision has been stayed pending appeal.

As described above, the availability of funding for the ACA’s temporary risk corridor program is an example of this uncertainty. We continue to believe that receipt of any risk corridor payment from HHS for the 2016 or 2015 program year and receipt of such payments in excess of the announced prorated amount for the 2014 program year are uncertain. At December 31, 2016, we had an immaterial receivable for the remaining 2014 program year prorated amount that had not been collected from HHS and no receivable for either of the 2015 or 2016 program years. In addition, these limited risk corridor payments created additional instability in the marketplace for individual Commercial products in 2016 and going forward by contributing to decisions by health plans to change or stop offering their Public Exchange products. 2016 was the last program year for the ACA’s risk corridor program. On-going uncertainty regarding the funding of ACA-related programs and subsidies can be expected to create additional instability in the marketplace.

The federal and state governments also continue to enact and seriously consider many other broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system. We cannot predict whether pending or future federal or state legislation or court proceedings, including future U.S. Congressional appropriations, will change various aspects of the health care and related benefits system or the ACA or the impact those changes will have on our business operations or operating results, but the effects could be materially adverse.

For additional information on the ACA, refer to “Regulatory Environment” below in this MD&A and Notes 2 “Summary of Significant Accounting Policies” and 8 “The ACA’s Reinsurance, Risk Adjustment and Risk Corridor” included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with the ACA, refer to “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Medicare Update
On April 5, 2016, CMS issued its final notice detailing final 2017 Medicare Advantage benchmark payment rates (the “Final Notice”). The Final Notice provides for rate cuts to the employer group waiver program that will begin in 2017 and be fully phased in for 2018 as well as adverse changes to the risk adjustment mechanism for dual eligible beneficiaries and the Medicare Advantage star rating program. Overall, we project the benchmark rates in the Final Notice will decrease funding for our Medicare Advantage business by less than 1 percent in 2017 compared to 2016.

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Since 2015, plans must have a star rating of four or higher (out of five) to qualify for a quality bonus in their basic premium rates. CMS released our 2017 star ratings in October 2016. Our 2017 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2018. Based on our membership at December 31, 2016, 92% of our Medicare Advantage members were in plans with 2017 star ratings of at least 4.0 stars, compared to 85% of our Medicare Advantage members being in plans with 2016 star ratings of at least 4.0 stars based on our membership at December 31, 2015. During 2016, our star ratings resulted in additional revenue of approximately $560 million, inclusive of bonus payments and rebates.

Voluntary Early Retirement Program
In September 2016, we announced a voluntary early retirement program (the “Program”). Under the terms of the Program, eligible employees elected early retirement during the fourth quarter of 2016. In connection with the Program, we recorded an expense of $330 million pretax for the year ended December 31, 2016.

Management Update
Thomas J. Sabatino, Jr., Executive Vice President and General Counsel, joined Aetna in April 2016 and succeeded William J. Casazza who decided to retire and agreed to continue to serve as a strategic advisor to Aetna in connection with the Humana Acquisition until March 2017.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure included in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K.  Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Operating earnings discussed in this Annual Report on Form 10-K exclude from net income attributable to Aetna reported in accordance with GAAP net realized capital gains or losses, amortization of other acquired intangible assets and other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance.  Although the excluded items may recur, we believe excluding them from net income attributable to Aetna to arrive at operating earnings provides a more useful comparison of our underlying business performance from period to period.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities. Amortization of other acquired intangible assets relates to our acquisition activities, including Coventry Health Care, Inc. (“Coventry”), the InterGlobal Group (“InterGlobal”) and bswift LLC (“bswift”). These transactions and amortization do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations. Operating earnings is the measure reported to our Chief Executive Officer for purposes of assessing financial performance and making operating decisions, such as the allocation of resources among our business segments. In each business segment discussion in this MD&A, we provide a table that reconciles net income attributable to Aetna to operating earnings.  Each table details the net realized capital gains or losses, amortization of other acquired intangible assets and any other items excluded from net income attributable to Aetna, and the footnotes to each table describe the nature of each other item and the reason we believe it is appropriate to exclude that item from net income attributable to Aetna. Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging businesses products and services that complement and enhance our medical products. We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies. We separately track premiums and health care costs for Government businesses (which represent our combined Medicare and Medicaid products). All other medical, dental and other Health Care products are referred to as Commercial.

Operating Summary

				Change
				2016 vs. 2015		2015 vs. 2014
(Millions)	2016	2015	2014	$	%	$	%
Premiums:
Commercial	$27,916	$28,709	$28,563	$(793)	(3)%	$146	1%
Government	26,200	22,909	20,999	3,291	14%	1,910	9%
Total premiums	54,116	51,618	49,562	2,498	5%	2,056	4%
Fees and other revenue	5,744	5,585	5,115	159	3%	470	9%
Net investment income	458	408	368	50	12%	40	11%
Net realized capital gains (losses)	52	(50)	64	102	204%	(114)	(178)%
Total revenue	60,370	57,561	55,109	2,809	5%	2,452	4%
Health care costs:
Commercial	22,896	23,057	22,918	(161)	(1)%	139	1%
Government	21,359	18,655	17,829	2,704	14%	826	5%
Total health care costs	44,255	41,712	40,747	2,543	6%	965	2%
Operating expenses:
Selling expenses	1,545	1,490	1,537	55	4%	(47)	(3)%
General and administrative expenses	10,099	9,766	8,801	333	3%	965	11%
Total operating expenses	11,644	11,256	10,338	388	3%	918	9%
Amortization of other acquired intangible assets	247	255	242	(8)	(3)%	13	5%
Total benefits and expenses	56,146	53,223	51,327	2,923	5%	1,896	4%
Income before income taxes	4,224	4,338	3,782	(114)	(3)%	556	15%
Income tax expense	1,856	1,908	1,587	(52)	(3)%	321	20%
Net income including non-controlling interests	2,368	2,430	2,195	(62)	(3)%	235	11%
Less: Net (loss) income attributable to non-controlling interests	(15)	3	2	(18)	(600)%	1	50%
Net income attributable to Aetna for Health Care	$2,383	$2,427	$2,193	$(44)	(2)%	$234	11%

We calculate our medical benefit ratio (“MBR”) by dividing health care costs by health care premiums.  Our Commercial, Government and Total Health Care MBRs for the last three years were:

				Change (basis points)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Commercial	82.0%	80.3%	80.2%	170	10
Government	81.5%	81.4%	84.9%	10	(350)
Total Health Care	81.8%	80.8%	82.2%	100	(140)

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for our Health Care segment:

(Millions)	2016	2015	2014
Net income attributable to Aetna for Health Care	$2,383	$2,427	$2,193
Transaction and integration-related costs	230	208	201
Restructuring costs	404	15	—
Release of litigation-related reserve	—	—	(103)
Litigation-related proceeds	—	(110)	—
Amortization of other acquired intangible assets	247	255	242
Net realized capital (gains) losses	(52)	50	(64)
Income tax benefit	(264)	(133)	(92)
Operating earnings for Health Care	$2,948	$2,712	$2,377

(1)
Operating earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K.

Commentary - 2016 compared to 2015

•
Net income attributable to Aetna for Health Care decreased $44 million in 2016 compared to 2015, primarily as a result of an increase in restructuring costs and the favorable impact of litigation-related proceeds recorded during 2015, substantially offset by the increase in operating earnings described below and net realized capital gains during 2016 compared with net realized capital losses during 2015.

•
Operating earnings increased by $236 million in 2016 compared to 2015, primarily as a result of higher underwriting margins in our Government business, higher fees and other revenue primarily due to higher average fee yields, and lower general and administrative expenses. The increase was partially offset by lower underwriting margins in Aetna's Commercial business.

•	Commercial premiums were $793 million lower in 2016 than 2015, primarily as a result of membership losses in our Commercial Insured products, partially offset by higher premium yields.

•
Our Commercial MBR increased 170 basis points over the prior year. The increase in our Commercial MBR is primarily due to higher medical costs in our Individual Commercial products and performance in our Middle Market Commercial products.

•	Government premiums were approximately $3.3 billion higher in 2016 than 2015 primarily due to membership growth in our Government business.

•
Our Government MBR remained consistent in 2016 compared to 2015 reflecting higher MBRs in our Medicaid products and lower favorable development of prior-year health care cost estimates in 2016, offset by improved performance in our Medicare products.

•
Health Care fees and other revenue for 2016 increased $159 million compared to 2015 primarily due to higher average fee yields in 2016, partially offset by the favorable impact of $110 million pretax of net litigation-related proceeds recorded in 2015.

•
General and administrative expenses increased by $333 million during 2016 compared to 2015 primarily due to an increase in restructuring costs, which include a $330 million expense recorded during 2016 related to our previously announced voluntary early retirement program.

•	Our effective tax rate was 44 percent in both 2016 and 2015.

Commentary - 2015 compared to 2014

•
Net income attributable to Aetna for Health Care increased by $234 million in 2015 compared to 2014, primarily as a result of the increase in operating earnings described below and the favorable impact of $110 million pretax of net litigation-related proceeds recorded in 2015, partially offset by net realized capital losses in 2015 compared with net realized capital gains in 2014, as well as 2014 net income including the favorable impact of the release of a litigation-related reserve.

•
Operating earnings increased by $335 million in 2015 compared to 2014, primarily as a result of higher underwriting margins in our Government business and higher fees and other revenue, partially offset by an increase in general and administrative expenses.

•
Commercial premiums were $146 million higher in 2015 than 2014, primarily as a result of higher premium yields partially offset by membership losses in our group Commercial Insured products and an increase in net ACA risk adjustment payables recorded in 2015.

•
Our Commercial MBR increased 10 basis points in 2015 compared to 2014 primarily due to performance in our ACA compliant products substantially offset by improved performance in our group Commercial products.

•	Government premiums were approximately $1.9 billion higher in 2015 compared to 2014 primarily due to membership growth in both our Medicare and Medicaid Insured products.

•
Our Government MBR improved 350 basis points in 2015 compared with 2014 primarily as a result of actions impacting revenue and medical costs designed to solve for the gap between Medicare premiums and medical costs and other expenses and improved performance in our Medicaid products.

•
Health Care fees and other revenue for 2015 increased $470 million compared to 2014 primarily as a result of higher average fee yields, the favorable impact of $110 million pretax of net litigation-related proceeds recorded in 2015 and growth in our Commercial ASC membership.

•
General and administrative expenses increased by $965 million during 2015 compared to 2014 primarily due to higher employee-related costs, increased investment spend to support our growth initiatives and 2014 operating results including the favorable impact of the release a litigation-related reserve. Refer to Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the release of the litigation-related reserve.

•
Our effective tax rate was 44 percent in 2015 compared to 42 percent in 2014. The increase in 2015 compared to 2014 primarily reflects a higher 2015 non-tax deductible HIF, partially offset by lower estimated state taxes.

Membership
Health Care’s membership at December 31, 2016 and 2015 was:

	2016			2015			Change 2016 vs. 2015
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	5,457	13,132	18,589	5,777	13,593	19,370	(320)	(461)	(781)
Medicare Advantage	1,362	—	1,362	1,251	—	1,251	111	—	111
Medicare Supplement	685	—	685	566	—	566	119	—	119
Medicaid (1)	1,668	806	2,474	1,529	771	2,300	139	35	174
Total Medical Membership	9,172	13,938	23,110	9,123	14,364	23,487	49	(426)	(377)

Dental:
Total Dental Membership	6,086	8,386	14,472	6,243	8,391	14,634	(157)	(5)	(162)

Pharmacy:
Commercial			9,400			10,237			(837)
Medicare PDP (stand-alone)			2,067			1,466			601
Medicare Advantage PDP			953			863			90
Medicaid (1)			2,783			2,587			196
Total Pharmacy Benefit Management Services			15,203			15,153			50

(1)	Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

Commentary - 2016 compared to 2015

•
Total medical membership at December 31, 2016 decreased 377 thousand members compared to December 31, 2015, primarily reflecting membership declines in our Commercial business, partially offset by growth in our Government business.

•	Total dental membership at December 31, 2016 decreased 162 thousand members compared to December 31, 2015 primarily reflecting membership declines in our Insured dental products.

•
Total pharmacy benefit management services membership remained relatively flat at December 31, 2016 compared to December 31, 2015 primarily reflecting membership growth in our Government business, substantially offset by membership declines in our Commercial business.

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

Operating Summary

				Change
				2016 vs. 2015		2015 vs. 2014
(Millions)	2016	2015	2014	$	%	$	%
Premiums:
Life	$1,142	$1,216	$1,241	$(74)	(6)%	$(25)	(2)%
Disability	957	879	825	78	9%	54	7%
Long-term care	44	44	44	—	—%	—	—%
Total premiums	2,143	2,139	2,110	4	—%	29	1%
Fees and other revenue	108	101	104	7	7%	(3)	(3)%
Net investment income	226	238	261	(12)	(5)%	(23)	(9)%
Net realized capital gains	24	—	15	24	100%	(15)	(100)%
Total revenue	2,501	2,478	2,490	23	1%	(12)	—%
Current and future benefits	1,850	1,837	1,798	13	1%	39	2%
Operating expenses:
Selling expenses	133	121	116	12	10%	5	4%
General and administrative expenses	353	346	337	7	2%	9	3%
Total operating expenses	486	467	453	19	4%	14	3%
Amortization of other acquired intangible assets	—	—	2	—	—%	(2)	(100)%
Total benefits and expenses	2,336	2,304	2,253	32	1%	51	2%
Income before income taxes	165	174	237	(9)	(5)%	(63)	(27)%
Income tax expense	26	38	57	(12)	(32)%	(19)	(33)%
Net income attributable to Aetna for Group Insurance	$139	$136	$180	$3	2%	$(44)	(24)%

We calculate our group benefit ratio by dividing current and future benefits by total premiums.  Our group benefit ratios for the last three years were:

				Change (basis points)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Group benefit ratio	86.3%	85.9%	85.2%	40	70

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for our Group Insurance segment:

(Millions)	2016	2015	2014
Net income attributable to Aetna for Group Insurance	$139	$136	$180
Amortization of other acquired intangible assets	—	—	2
Net realized capital gains	(24)	—	(15)
Income tax expense	9	—	4
Operating earnings for Group Insurance	$124	$136	$171

(1)
Operating earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K.

Commentary - 2016 compared to 2015

•
Net income attributable to Aetna for Group Insurance for 2016 remained relatively flat compared to 2015 primarily due to higher net realized capital gains in 2016, substantially offset by the decrease in operating earnings described below.

•
Operating earnings for 2016 declined by $12 million compared to 2015, primarily due to lower underwriting margins (calculated as premiums less current and future benefits) in our disability products and higher operating expenses, partially offset by improved underwriting margins in our long-term care products.

•
Our group benefit ratio increased by 40 basis points in 2016 over the prior year, primarily due to lower underwriting margins in our disability products, partially offset by improved underwriting margins in our long-term care products.

Commentary - 2015 compared to 2014

•
Net income attributable to Aetna for Group Insurance for 2015 declined by $44 million compared to 2014 primarily due to the decrease in operating earnings described below and higher net realized capital gains in 2014.

•
Operating earnings for 2015 declined by $35 million compared to 2014, primarily due to lower underwriting margins in our long-term care and life products as well as lower net investment income, partially offset by higher underwriting margins in our disability products.

•
Our group benefit ratio increased by 70 basis points in 2015 over the prior year, primarily due to due to lower underwriting margins in our long-term care and life products partially offset by higher underwriting margins in our disability products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment also includes certain discontinued products.

Operating Summary

				Change
				2016 vs. 2015		2015 vs. 2014
(Millions)	2016	2015	2014	$	%	$	%
Premiums	$39	$32	$76	$7	22%	$(44)	(58)%
Net investment income	226	271	317	(45)	(17)%	(46)	(15)%
Other revenue	9	10	10	(1)	(10)%	—	—%
Net realized capital gains (losses)	10	(15)	2	25	167%	(17)	(850)%
Total revenue	284	298	405	(14)	(5)%	(107)	(26)%
Current and future benefits	251	284	367	(33)	(12)%	(83)	(23)%
General and administrative expenses	13	13	12	—	—%	1	8%
Reduction of reserve for anticipated future losses on discontinued products	(128)	—	—	(128)	(100)%	—	—%
Total benefits and expenses	136	297	379	(161)	(54)%	(82)	(22)%
Income before income tax expense (benefit)	148	1	26	147	14,700%	(25)	(96)%
Income tax expense (benefit)	44	(9)	1	53	589%	(10)	(1,000)%
Net income including non-controlling interests	104	10	25	94	940%	(15)	(60)%
Less: Net income attributable to non-controlling interests	—	2	3	(2)	(100)%	(1)	(33)%
Net income attributable to Aetna for Large Case Pensions	$104	$8	$22	$96	1,200%	$(14)	(64)%

The table presented below reconciles net income attributable to Aetna to operating earnings (1) for our Large Case Pensions segment:

(Millions)	2016	2015	2014
Net income attributable to Aetna for Large Case Pensions	$104	$8	$22
Net realized capital (gains) losses	(10)	15	(2)
Reduction of reserve for anticipated future losses on discontinued products	(128)	—	—
Income tax expense (benefit)	48	(6)	1
Operating earnings for Large Case Pensions	$14	$17	$21

(1)
Operating earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K.

Commentary - 2016 compared to 2015

•
Total revenue decreased by $14 million in 2016 compared to 2015, primarily as a result of lower net investment income, partially offset by net realized capital gains during 2016 compared with net realized capital losses during 2015.

•
Net income attributable to Aetna for Large Case Pensions for 2016 increased by $96 million compared to 2015. The increase was primarily due to the 2016 reduction of our reserve for anticipated future losses on discontinued products, which was primarily due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve.

Commentary - 2015 compared to 2014

•
Total revenue decreased by $107 million in 2015 compared to 2014, primarily as a result of lower net investment income in 2015 and lower premiums due to the discontinuance of certain services under an existing customer contract during 2014, which resulted in a corresponding reduction in current and future benefits during 2015.

•
Net income attributable to Aetna for Large Case Pensions for 2015 declined by $14 million compared to 2014, primarily due to net realized capital losses in 2015 compared with net realized capital gains in 2014.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products. We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. In November 2016, the last outstanding GIC matured.

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review, $84 million ($128 million pretax) of the reserve was released in 2016, and no releases were made to the reserve in 2015 or 2014. This reserve release was primarily due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve.  The current reserve reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

Refer to Note 19 “Discontinued Products” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the activity in the reserve for anticipated future losses on discontinued products during 2016, 2015 and 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, issuing commercial paper, entering into repurchase agreements and obtaining cash advances from the Federal Home Loan Bank of Boston (the “FHLBB”) from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, operating expenses, share and debt repurchases, repayment of debt, acquisitions, contract withdrawals and shareholder dividends.  We have committed short-term borrowing capacity of $2.0 billion through a revolving credit facility agreement that expires in March 2020.

Presented below is a condensed statement of cash flows for each of the last three years. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities). Refer to the Consolidated Statements of Cash Flows included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

				Change
				2016 vs. 2015		2015 vs. 2014
(Millions)	2016	2015	2014	$	%	$	%
Cash flows from operating activities
Health Care and Group Insurance	$3,988	$4,388	$3,601	$(400)	(9)%	$787	22%
Large Case Pensions	(269)	(522)	(228)	253	48%	(294)	(129)%
Net cash provided by operating activities	3,719	3,866	3,373	(147)	(4)%	493	15%
Cash flows from investing activities
Health Care and Group Insurance	(628)	(1,663)	(2,453)	1,035	62%	790	32%
Large Case Pensions	247	636	323	(389)	(61)%	313	97%
Net cash used for investing activities	(381)	(1,027)	(2,130)	646	63%	1,103	52%
Net cash provided by (used for) financing activities	12,134	(1,735)	(1,235)	13,869	799%	(500)	(40)%
Net increase (decrease) in cash and cash equivalents	$15,472	$1,104	$8	$14,368	1,301%	$1,096	13,700%

Commentary - 2016 compared to 2015

•
Cash flows provided by operating activities for Health Care and Group Insurance decreased $400 million during 2016 compared to 2015 primarily due to a smaller increase in our health care costs payable liability in 2016 compared with 2015 and decreased operating performance primarily due to higher transaction and integration-related costs, partially offset by the timing of collections of premium receivables.

•	Cash flows used for investing activities decreased $646 million in 2016 compared to 2015 primarily due to lower net purchases of investments in 2016.

•
Cash flows provided by financing activities increased approximately $13.9 billion in 2016 compared to 2015 primarily due to the issuance of the 2016 senior notes. The increase is also driven by the repayment of debt, settlement of repurchase agreements and repurchases of common shares that occurred in 2015 and did not recur in 2016, partially offset by higher net repayment on interest rate derivatives in 2016.

Commentary - 2015 compared to 2014

•
Cash flows provided by operating activities for Health Care and Group Insurance increased $787 million during 2015 compared to 2014 primarily due to improved operating performance and the receipt of our ACA reinsurance recoverables related to 2014, partially offset by the payment of our ACA risk adjustment payable related to 2014 and an increase in the amount we paid for the HIF in September 2015.

•	Cash flows used for investing activities decreased $1.1 billion in 2015 compared to 2014 primarily due to lower net purchases of investments and a decline in cash used for acquisitions in 2015.

•
Cash flows used for financing activities increased $500 million in 2015 compared to 2014 primarily attributable to the repayment of short-term debt issued in 2014 and net settlements from repurchase agreements in 2015 compared to net proceeds from repurchase agreements in 2014, partially offset by lower common share repurchases in 2015 compared to 2014.

Refer to Notes 9 “Debt” and 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about debt issuances and repayments, share repurchases and dividend payments.

Termination of Merger Agreement and Aetna APA
As a result of the termination of the Merger Agreement, we paid Humana the applicable $1.0 billion Regulatory Termination Fee on February 16, 2017. As a result of the APA Termination Agreement, we paid Molina the applicable termination fee on February 16, 2017, and we expect to pay Molina the applicable transaction costs during the first quarter of 2017. We funded the February 16, 2017 payments with the proceeds of the 2016 senior notes.

2016 Senior Notes
In June 2016, we issued $13 billion of 2016 senior notes. At December 31, 2016, the approximately $13 billion of net proceeds related to the issuance of the 2016 senior notes are invested in highly rated money market fund investments and classified as cash and cash equivalents on our balance sheets. Additionally, in conjunction with the closing of the 2016 senior notes, we terminated the Bridge Credit Agreement effective June 9, 2016. In accordance with the terms of the 2016 senior notes, on February 14, 2017, following the termination of the Merger Agreement, we issued a notice of redemption for the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We will redeem the Special Mandatory Redemption Notes on or about March 16, 2017, and we expect to fund the redemption with the proceeds of the 2016 senior notes. As a result of such redemption, in the first quarter of 2017, we will recognize on a pretax basis in our net income the entire approximately $420 million unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts and the entire approximately $100 million redemption premium paid on the Special Mandatory Redemption Notes upon such redemption. Refer to Note 9 “Debt” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on these transactions.

Cash Flow Hedges
Prior to issuing the 2016 senior notes, we entered into various interest rate swaps and treasury rate locks that were designated as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition. We terminated these hedges in conjunction with the issuance of the 2016 senior notes and paid an aggregate of $348 million to the hedge counterparties upon termination of these interest rate swaps and treasury rate locks. As a result of the redemption of the Special Mandatory Redemption Notes, in the first quarter of 2017, we will recognize the remaining approximately $330 million pretax unamortized portion of the related cash flow hedge losses in our net income upon such redemption. Refer to Note 9 “Debt” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on these transactions.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At December 31, 2016 and 2015, we did not have any commercial paper outstanding or outstanding advances from the FHLBB. There were no commercial paper borrowings during 2016.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was 54% and 33% at December 31, 2016 and 2015, respectively. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $604 million, $369 million and $334 million for 2016, 2015 and 2014, respectively. The increase in interest expense during 2016 compared to 2015 reflects financing activity associated with the Humana Acquisition. The increase in interest expense during 2015 compared to 2014 reflects the impact of the Bridge Credit Agreement and Term Loan Credit Agreement.

Our current funding strategy for our tax-qualified noncontributory defined benefit pension plan (the “Aetna Pension Plan”) is to contribute an amount at least equal to the minimum funding requirement as determined under applicable law with consideration of factors such as the maximum tax deductibility of such amounts. Refer to Note 10 “Pension and Other Postretirement Plans” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding our current funding strategy for the Aetna Pension Plan.

Contractual Obligations
The following table summarizes certain estimated future obligations by period under our various contractual obligations at December 31, 2016. The table below does not include future payments of claims to health care providers or pharmacies because certain terms of these payments are not determinable at December 31, 2016 (for example, the timing and volume of future services provided under fee-for-service arrangements and future membership levels for capitated arrangements).

The table below also does not include future payments related to the termination of the Merger Agreement, which we expect to make in the first quarter of 2017, including:

•	70% of Molina’s transaction costs as specified in the Aetna APA Termination Agreement; and

•
The redemption on or about March 16, 2017 of $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of such notes, plus accrued and unpaid interest. Those notes are reflected at their respective maturities at issuance in the table below.

We believe that funds from future operating cash flows, together with cash, investments and other funds available under the Facility; from the FHLBB; and from public or private financing sources, will be sufficient to meet our existing commitments as well as our liquidity needs associated with future operations, including our strategic growth initiatives.

(Millions)	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations, including interest	$2,345	$4,345	$4,870	$19,102	$30,662
Operating lease obligations	143	201	85	84	513
Purchase obligations	269	264	94	2	629
Other liabilities reflected on our balance sheet: (1)
Future policy benefits (2)	645	1,230	958	3,741	6,574
Unpaid claims (2)	801	554	366	783	2,504
Policyholders’ funds (2) (3)	917	83	91	454	1,545
Other liabilities (4)	5,661	314	84	199	6,258
Total	$10,781	$6,991	$6,548	$24,365	$48,685

(1)
Payments of other long-term liabilities exclude Separate Accounts liabilities of approximately $4.0 billion because these liabilities are supported by assets that are legally segregated and are not subject to claims that arise out of our business.

(2)
Total payments of future policy benefits, unpaid claims and policyholders’ funds include $506 million, $35 million and $143 million, respectively, of reserves for contracts subject to reinsurance. We expect the assuming reinsurance carrier to fund these obligations and have reflected these amounts as reinsurance recoverable assets on our consolidated balance sheet.

(3)
Customer funds associated with group life and health contracts of approximately $2.0 billion have been excluded from the table above because such funds may be used primarily at the customer’s discretion to offset future premiums and/or for refunds, and the timing of the related cash flows cannot be determined. Additionally, net unrealized capital gains on debt and equity securities supporting experience-rated products of $42 million, before tax, have been excluded from the table above.

(4)	Other liabilities in the table above include general expense accruals and other related payables and exclude the following:

•
Employee-related benefit obligations of $578 million, including our pension and other postretirement and post-employment benefit obligations and certain deferred compensation arrangements. These liabilities do not necessarily represent future cash payments we will be required to make, or such payment patterns cannot be determined. However, other long-term liabilities include expected benefit payments of $338 million over the next ten years for our non-qualified supplemental pension plan and our postretirement benefit plans, which we primarily fund when paid by the plans.

•	Deferred gains of $50 million which will be recognized in our earnings in the future in accordance with GAAP.

•	Net unrealized capital gains of $165 million, before tax, supporting discontinued products.

•
Non-controlling interests supporting our discontinued products of $71 million consisting of third party interests in our investment holdings. This amount does not represent future cash payments we will be required to make.

•	Other payables of $45 million.

Restrictions on Certain Payments
In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, health maintenance organizations (“HMOs”) and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity (referred to as surplus) and restrict the amount of dividends and other distributions that may be paid to their equity holders. These regulations are not directly applicable to Aetna as a holding company, since Aetna is not an HMO or an insurance company. The additional regulations applicable to our HMO and insurance company subsidiaries are not expected to affect our ability to service our debt, meet our other financing obligations or pay dividends, or the ability of any of our subsidiaries to service other financing obligations. Under applicable regulatory requirements, at December 31, 2016, the amount of dividends that may be paid by our insurance and HMO subsidiaries without prior approval by regulatory authorities was approximately $1.9 billion in the aggregate.

We maintain capital levels in our operating subsidiaries at or above targeted and/or required capital levels and dividend amounts in excess of these levels to meet our liquidity requirements, including the payment of interest on debt and shareholder dividends. In addition, at our discretion, we use these funds for other purposes such as funding share and debt repurchase programs, investments in new businesses and other purposes we consider advisable.

At December 31, 2016 and 2015, we held investments of $657 million and $690 million, respectively, that are not accounted for as Separate Accounts assets but are legally segregated and are not subject to claims that arise out of our business. Refer to

Note 4 “Investments” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on investments related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract.

Off-Balance Sheet Arrangements
We do not have any guarantees or other off-balance sheet arrangements that we believe, based on historical experience and current business plans, are reasonably likely to have a material impact on our current or future operating results, financial position or cash flows (other than the guarantees described in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K) at December 31, 2016. In addition, refer to Note 4 “Investments” included in Part II, Item 8 of this Annual Report on Form 10-K for additional detail of our variable interest entities at December 31, 2016.

Solvency Regulation
The National Association of Insurance Commissioners (the “NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly-capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC Ratio”). The RBC Ratio is designed to reflect the risk profile of insurance companies. Within certain ratio ranges, regulators have increasing authority to take action as the RBC Ratio decreases. There are four levels of regulatory action, ranging from requiring an insurer to submit a comprehensive financial plan for increasing its RBC to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2016, the RBC Ratio of each of our primary insurance subsidiaries was above the level that would require regulatory action. The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs. Although not all states had adopted these rules at December 31, 2016, at that date, each of our active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules. External rating agencies use their own capital models and/or RBC standards when they determine a company’s rating.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with GAAP. The application of GAAP requires management to make estimates and assumptions that affect our consolidated financial statements and related notes. The accounting estimates described below are those we consider critical in preparing our consolidated financial statements. We use information available to us at the time the estimates are made; however, as described below, these estimates could change materially if different information or assumptions were used. Also, these estimates may not ultimately reflect the actual amounts that occur.

Health Care Costs Payable
At December 31, 2016 and 2015, 86% and 85%, respectively, of health care costs payable are estimates of the ultimate cost of claims that have been incurred but not yet reported to us and of those which have been reported to us but not yet paid (collectively “IBNR”). The remainder of health care costs payable is primarily comprised of pharmacy and capitation payables and accruals for state assessments. We develop our estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Refer to Note 2 “Summary of Significant Accounting Policies - Health Care Costs Payable” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our reserving methodology.

During 2016 and 2015 we observed an increase in our completion factors relative to those assumed at the prior year end. After considering the claims paid in 2016 and 2015 with dates of service prior to the fourth quarter of the previous year, we observed the assumed incurred claims weighted average completion factors were 28 and 35 basis points higher, respectively, than previously estimated, resulting in a reduction of $230 million and $282 million in 2016 and in 2015, respectively, in health care costs payable that related to the prior year. We have considered the pattern of changes in our completion factors when determining the completion factors used in our estimates of IBNR at December 31, 2016. However, based on our historical claim experience, it is reasonably possible that our estimated weighted average completion factor may vary by plus or minus 18 basis points from our assumed rates, which could impact health care costs payable by approximately plus or minus $212 million pretax.

Also during 2016 and 2015, we observed that our health care costs for claims with claim incurred dates of three months or less before the financial statement date were lower than previously estimated. Specifically, after considering the claims paid in 2016 and 2015 with claim incurred dates for the fourth quarter of the previous year, we observed health care costs that were 6.5% lower for each fourth quarter than previously estimated, resulting in a reduction of $534 million in 2016 and $559 million in 2015 in health care costs payable that related to the prior year.

We consider historical health care cost trend rates together with our knowledge of recent events that may impact current trends when developing our estimates of current health care cost trend rates. When establishing our reserves at December 31, 2016, we increased our assumed health care cost trend rates for the most recent three months by 5% from health care cost trend rates recently observed. However, based on our historical claim experience, it is reasonably possible that our estimated health care cost trend rates may vary by plus or minus 3.5% from our assumed rates, which could impact health care costs payable by plus or minus $304 million pretax.

Health care costs payable as of December 31, 2016 and 2015 consisted of the following products:

(Millions)	2016	2015
Commercial	$3,273	$3,252
Government	3,285	3,054
Total health care costs payable	$6,558	$6,306

Other Insurance Liabilities
We establish insurance liabilities other than health care costs payable for benefit claims primarily related to our Group Insurance segment. We refer to these liabilities as other insurance liabilities. These liabilities primarily relate to our life, disability and long-term care products.

Life and Disability
The liabilities for our life and disability products reflect estimates of the ultimate cost of benefit claims that have been reported to us but not yet paid, benefit claims that have been incurred but not yet reported to us, and future policy benefits earned under insurance contracts. We develop our estimate of these reserves and the related benefit expenses using actuarial principles and assumptions that consider, among other things, discount, resolution and mortality rates. Completion factors are also evaluated when estimating our reserves for claims incurred but not yet reported for life products. We also consider the benefit payments from the U.S. Social Security Administration for which our disability members may be eligible and which may offset our liability for disability claims (this is known as the Social Security offset). Each period, we estimate these factors, to the extent relevant, based primarily on historical data, and use these estimates to determine the assumptions underlying our reserve calculations. Given the extensive degree of judgment and uncertainty used in developing these estimates, it is possible that our estimates could develop either favorably or unfavorably.

The discount rate is the interest rate at which future benefit cash flows are discounted to determine the present value of those cash flows. The discount rate we select is a critical estimate, because higher discount rates result in lower reserves. We determine the discount rate based on the current and estimated future yield of the asset portfolio supporting our life and disability reserves. If the discount rate we select in estimating our reserves is lower (higher) than our actual future portfolio returns, our reserves may be higher (lower) than necessary. The discount rates we selected for life insurance waiver of premiums and long-term disability reserves at December 31, 2016 were 40 basis points lower than the rate selected at December 31, 2015, primarily due to the decrease in projected portfolio rates of return. The discount rates we selected for life insurance waiver of premiums and long-term disability reserves at December 31, 2015 were consistent with the rates used at 2014. Based on our historical experience, it is reasonably possible that the assumed discount rates for our life and disability reserves may vary by plus or minus 50 basis points from year to year. A 50 basis point decrease in the discount rates selected for both our life insurance waiver of premium and disability reserves would have increased current and future life and disability benefit costs by $38 million pretax for 2016.

For disability claims and a portion of our life claims, we must estimate the timing of benefit payments, which takes into consideration the maximum benefit period and the probabilities of recovery (i.e., recovery rate) or death (i.e., mortality rate) of the member. Benefit payments may also be affected by a change in employment status of a disabled member, for example, if the member returns to work on a part-time basis. Estimating the recovery and mortality rates of our members is complex. Our actuaries evaluate our current and historical claim patterns, the timing and amount of any Social Security offset (for disability only), as well as other factors including the relative ages of covered members and the duration of each member’s disability when developing these assumptions. For disability reserves, if our actual recovery and mortality rates are lower (higher) than our estimates, our reserves will be lower (higher) than required to cover future disability benefit payments. For certain life insurance premium waiver reserves, if the actual recovery rates are lower (higher) than our estimates or the actual mortality rates are higher (lower) than our estimates, our reserves will be lower (higher) than required to cover future life benefit payments. We use standard industry tables and our historical claim experience to develop our estimated recovery and mortality rates. Claim reserves for our disability and life products are sensitive to these assumptions. Our historical experience has been that our recovery or mortality rates for our life and disability reserves vary by less than ten percent during the course of a year. A ten percent less (more) favorable assumption for our recovery or mortality rates would have increased (decreased) current and future life and disability benefit costs by $71 million pretax for 2016. When establishing our reserves at December 31, 2016, we set our estimates of recovery and mortality rates based on recent experience. Refer to Note 2 “Summary of

Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our reserving methodology.

Long-term Care
We established reserves for future policy benefits for the long-term care products we issued based on the present value of estimated future benefit payments less the present value of estimated future net premiums. In establishing this reserve, we evaluated assumptions about mortality, morbidity, lapse rates and the rate at which new claims would be submitted to us. We estimated the future policy benefits reserve for long-term care products using these assumptions and actuarial principles. For long-term care insurance contracts, we use our original assumptions throughout the life of the policy and do not subsequently modify them unless we deem the reserves to be inadequate. A portion of our reserves for long-term care products also reflect our estimates relating to future payments to members currently receiving benefits. These reserves are estimated primarily using recovery and mortality rates, as described above.

Premium Deficiency Reserves on our Health Care and Group Insurance products
We recognize a premium deficiency loss when it is probable that expected future claims, including maintenance costs (for example, direct costs such as claim processing costs), will exceed existing reserves plus anticipated future premiums and reinsurance recoveries. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. Any such reserves established would normally cover expected losses until the next policy renewal dates for the related policies. In the second and third quarters of 2016, we recorded premium deficiency reserves totaling $85 million related to anticipated future losses for the 2016 coverage year in our individual Commercial products. We did not have any premium deficiency reserves for our Health Care or Group Insurance business at December 31, 2016 or 2015.

Large Case Pensions Discontinued Products Reserve
We discontinued certain Large Case Pensions products in 1993 and established a reserve to cover losses expected during the run-off period. Since 1993, we have made several adjustments resulting in a reduction to this reserve that have increased net income attributable to Aetna. These adjustments occurred primarily because our investment experience as well as our mortality and retirement experience have been better than the experience we projected at the time we discontinued the products. In 2016, we released $84 million ($128 million pre-tax) of this reserve primarily due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. There was no adjustment of this reserve in 2015 or 2014. There can be no assurance that adjustments to the discontinued products reserve will occur in the future. Future adjustments could positively or negatively impact net income attributable to Aetna.

Recoverability of Goodwill and Other Acquired Intangible Assets
We have made acquisitions that included a significant amount of goodwill and other intangible assets. When we complete an acquisition, we apply the acquisition method of accounting, which among other things, requires the recognition of goodwill (which represents the excess cost of the acquisition over the fair value of net assets acquired and identified intangible assets). Goodwill is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria are amortized over their useful lives, except for the valuation of business acquired which amortizes in proportion to estimated premiums over the expected life of the acquired contracts, and are also subject to a periodic impairment test. Historically, for these impairment evaluations, we have used an implied fair value approach, which used a discounted cash flow analysis and other valuation methodologies. Beginning in 2017, we adopted, on a prospective basis, the recently issued accounting standards update related to the methodology utilized to evaluate goodwill impairment. This update simplifies the methodology used to perform our annual, or interim, goodwill impairment evaluations. Our evaluation will be performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of the reporting unit. These impairment evaluations use many assumptions and estimates in determining an impairment loss, including certain assumptions and estimates related to future earnings. If we do not achieve our earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact our operating results. There were no impairment losses recognized in any of the three years ended December 31, 2016, 2015 or 2014.

Measurement of Defined Benefit Pension and Other Postretirement Employee Benefit Plans
We sponsor defined benefit pension plans (“pension plans”) and OPEB plans for our employees and retirees. Effective December 31, 2010, our employees no longer earn future pension service credits in the Aetna Pension Plan, although the Aetna Pension Plan will continue to operate and account balances will continue to earn annual interest credits. Employees covered by our non-qualified supplemental pension plan stopped accruing benefits effective January 1, 2007, although interest credits continue to be credited on these cash balance accounts.

Major assumptions used in the accounting for our pension plans include the expected return on plan assets, if applicable, mortality rates and the discount rate. We select our assumptions based on our information and market indicators, and we evaluate our assumptions at each annual measurement date (December 31, for each year presented). A change in any of our assumptions would have an effect on our pension and OPEB plan costs. A discussion of our assumptions used to determine the expected return on plan assets and mortality rates can be found in Note 10 “Pension and Other Postretirement Plans” included in Part II, Item 8 of this Annual Report on Form 10-K.

The discount rates we used in accounting for our pension and OPEB plans were calculated using a yield curve as of our annual measurement date. Each yield curve consisted of a series of individual discount rates, with each discount rate corresponding to a single point in time, based on high-quality bonds (that is, bonds with an average rating of AA based on ratings from Standard & Poor’s, Fitch, and the equivalent ratings from Moody’s). We project the benefits expected to be paid from each plan at each point in the future based on each participant’s current service (but reflecting expected future pay increases). These projected benefit payments are then discounted to the measurement date using the corresponding rate from the yield curve. A lower discount rate increases the present value of benefit obligations. In 2016, we decreased our weighted average discount rate to 4.22% for our pension plans from the 4.50% used at the measurement date in 2015. In 2016, we decreased our weighted average discount rate on OPEB plans to 4.12% from the 4.39% used at the measurement date in 2015. A one-percentage point decrease in the assumed discount rate would decrease our annual pension costs by $10 million after-tax and would have a negligible effect on our annual OPEB costs.

Beginning in 2017, we changed the approach used to estimate the interest cost component of net periodic benefit cost for pension and OPEB for plans that utilize a yield curve approach. Historically, we estimated the interest cost using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation. With this refinement, we now measure interest costs by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe the new approach provides a more precise measurement of interest cost. This refinement has no effect on the measurement of our plan obligations. We have accounted for this refinement as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis beginning in 2017.

At December 31, 2016, our pension and OPEB plans had aggregate pretax accumulated actuarial losses of approximately $2.5 billion. Accumulated actuarial losses are primarily due to an increase in the present value of future plan obligations driven by lower interest rates and improving mortality trends as well as investment results below assumed returns in 2008. The accumulated actuarial loss is amortized over the weighted-average expected life of pension plan participants (estimated to be up to 28 years at December 31, 2016 for the pension plans) and the expected life of OPEB plan participants (estimated to be up to 16 years at December 31, 2016) to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor is established based on the greater of 10% of the plan assets or 10% of the projected benefit obligation. At December 31, 2016, approximately $1.9 billion of the actuarial loss was outside of the corridor, which will result in amortization of $44 million after-tax in our 2017 pension and OPEB expense.

The expected return on plan assets and discount rate assumptions discussed above impacted the reported net periodic benefit costs and benefit obligations of our pension and OPEB plans, but did not impact the required contributions to these plans, if any. Refer to Note 10 “Pension and Other Postretirement Plans” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our defined benefit pension and other postretirement employee benefit plans, including our current funding strategy.

Other-Than-Temporary Impairment of Debt Securities
We regularly review our debt securities to determine whether a decline in fair value below the carrying value is other-than-temporary. If a decline in fair value is considered other-than-temporary, the cost basis or carrying value of the debt security is written down. The write-down is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is included in our operating results, and the amount of the non-credit related component is included in other comprehensive income, unless we intend to sell the security or it is more likely than not that we will be required to sell the security prior to its anticipated recovery of its amortized cost basis. We analyze all facts and circumstances we believe are relevant for each investment when performing this analysis, in accordance with applicable accounting guidance promulgated by the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission (the “SEC”).

Among the factors we consider in evaluating whether a decline is other-than-temporary are whether the decline in fair value results from a change in the quality of the debt security itself, whether the decline results from a downward movement in the market as a whole, and the prospects for realizing the carrying value of the debt security based on the investment’s current and short-term prospects for recovery. For unrealized losses determined to be the result of market conditions (for example, increasing interest rates and volatility due to conditions in the overall market) or industry-related events, we determine whether we intend to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of its amortized cost basis. If either case is true, we recognize an other-than-temporary impairment (“OTTI”), and the cost basis/carrying amount of the debt security is written down to fair value.

Debt securities in an unrealized loss position for which we believe we will not recover the amortized cost due to the quality of the debt security or the creditworthiness of the issuer are categorized as credit-related OTTI.

The risks inherent in assessing the impairment of a debt security include the risk that market factors may differ from our projections and the risk that facts and circumstances factored into our assessment may change with the passage of time. Unexpected changes to market factors and circumstances that were not present in past reporting periods are among the factors that may result in a current period decision to sell debt securities that were not impaired in prior reporting periods.

Revenue Recognition and Allowance for Estimated Terminations and Uncollectible Accounts
Our revenue is principally derived from premiums and fees billed to customers in the Health Care and Group Insurance segments. In Health Care, revenue is recognized based on customer billings, which reflect contracted rates per employee and the number of covered employees recorded in our records at the time the billings are prepared. Billings are generally sent monthly for coverage during the following month. In Group Insurance, premium for group life and disability products is recognized as revenue, net of allowances for uncollectible accounts, over the term of coverage. Amounts received before the period of coverage begins are recorded as unearned premiums.

Health Care billings may be subsequently adjusted to reflect enrollment changes due to terminations or other factors. These adjustments are known as retroactivity adjustments. In each period, we estimate the amount of future retroactivity and adjust the recorded revenue accordingly. In each period, we also estimate the amount of uncollectible receivables and establish an allowance for uncollectible amounts. We base such estimates on historical trends, premiums billed, the amount of contract renewal activity during the period and other relevant information. As information regarding actual retroactivity and uncollectible amounts becomes known, we refine our estimates and record any required adjustments to revenues in the period they arise. A significant difference in the actual level of retroactivity or uncollectible amounts compared to our estimated levels would have a significant effect on our operating results.

Additionally, premium revenue subject to the ACA’s minimum MLR rebate requirements is recorded net of the estimated minimum MLR rebates for the current calendar year. We estimate the minimum MLR rebates by projecting MLRs for certain markets, as defined by the ACA, for each state in which each of our insurance entities operate. The claims and premiums used in estimating such rebates are modified for certain adjustments allowed by the ACA and include a statistical credibility adjustment for those states with a number of members that is not statistically credible.

Furthermore, premium revenue subject to the ACA’s permanent risk adjustment program transfers funds from qualified individual and small group insurance plans with below average risk scores to plans with above average risk scores. Based on the risk of our qualified plan members relative to the average risk of members of other qualified plans in comparable markets, we estimate our ultimate risk adjustment receivable or payable for the current calendar year and reflect the pro-rata year-to-date impact as an adjustment to our premium revenue. In this analysis, we consider the estimate of the average risk of members of other qualified plans in comparable markets the most critical assumption. We estimate this assumption using management’s best estimates, which are based on various data sources, including but not limited to market risk data compiled by third party sources as well as pricing and other regulatory inputs. Refer to Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on each of the ACA’s risk adjustment, risk corridor and reinsurance programs.

NEW ACCOUNTING STANDARDS
Refer to Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recently issued accounting standards.

REGULATORY ENVIRONMENT
General
Our operations are subject to comprehensive United States federal, state and local and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change. The new U.S. presidential administration and the control of the U.S. Congress by a single political party increase the likelihood of significant changes in those laws and rules, including the ACA. There also continues to be a heightened level of review and/or audit by federal, state and international regulators of the health and related benefits industry’s business and reporting practices.

We must obtain and maintain regulatory approvals to price, market and administer many of our products. Supervisory agencies, including CMS, the Center for Consumer Information and Insurance Oversight (“CCIIO”) and the Department of Labor (“DOL”), as well as state health, insurance, managed care and Medicaid agencies and state boards of pharmacy have broad authority to take one or more of the following actions:

•	Grant, suspend and revoke our licenses to transact business;

•	Suspend or exclude us from participation in government programs;

•	Suspend or limit our authority to market products;

•	Regulate many aspects of the products and services we offer, including the pricing and underwriting of many of our products and services;

•	Audit us and our performance of our contracts, which can, among other things, affect our Medicare Advantage plans’ and Medicare Part D Prescription Drug plans’ (“PDPs’”) star ratings;

•	Assess damages, fines and/or penalties;

•	Terminate our contract with the government agency and/or withhold payments from the government agency to us;

•	Impose retroactive adjustments to premiums and require us to pay refunds to the government, customers and/or members;

•	Restrict our ability to conduct acquisitions or dispositions;

•	Require us to maintain minimum capital levels in our companies and monitor our solvency and reserve adequacy;

•	Regulate our investment activities on the basis of quality, diversification and other quantitative criteria; and/or

•
Exclude our plans from participating in Public Exchanges if they are deemed to have a history of “unreasonable” premium rate increases or fail to meet other criteria set by the U.S. Department of Health and Human Services (“HHS”) or the applicable state.

Our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, federal, state and international supervisory and enforcement agencies, attorneys general and other state, federal and international governmental authorities and legislators. See “Audits and Investigations” below in this MD&A - Regulatory Environment for additional information on these matters.

The ACA made broad-based changes to the U.S. health care system. On January 20, 2017, the President signed an executive order that gives the regulatory agencies that enforce the ACA the authority to interpret regulations issued under the ACA in a way that limits fiscal burdens on states and financial or regulatory burdens on individuals, providers, health insurers and others. The practical implications of that order are unclear, and the future of the ACA is uncertain. While we anticipate efforts in 2017 and beyond to substantially modify, repeal or replace the ACA, we expect aspects of the ACA to continue to significantly impact our business operations and operating results, including our pricing, our MBRs and the geographies in which our products are available. The ACA has presented us with business opportunities, but also with financial and regulatory challenges. Most of the ACA’s key components were phased in during or prior to 2014, including Public Exchanges, required minimum MLRs in Commercial and Medicare products, the individual coverage mandate, guaranteed issue, rating limits in individual and small group products, significant new industry-wide fees, assessments and taxes, enhanced premium rate review and disclosure processes, reduced Medicare Advantage payment rates to insurers, and linking Medicare Advantage payments to a plan’s CMS quality performance ratings or “star ratings.” The effects of these changes are reflected in our operating results. If the ACA is not amended, repealed or replaced, certain of its components will continue to be phased in until 2020.

We have dedicated and expect to continue to be required to dedicate significant resources and incur significant expenses during 2017 to implement and comply with ACA-related requirements and changes to the ACA as well as state level health care reform. While most of the significant aspects of the ACA became effective during or prior to 2014, significant parts of the ACA, including aspects of nondiscrimination requirements, continue to evolve through the promulgation of executive orders, regulations and guidance. Additional changes to the ACA and those regulations and guidance at the federal and/or state level are likely, and those changes are likely to be significant. Growing state and federal budgetary pressures make it more likely that any changes, including changes at the state level in response changes to, or repeal or replacement of, the ACA and/or changes in the funding levels and/or payment mechanisms of federally supported benefit programs, will be adverse to us. Given the inherent difficulty of foreseeing the nature and scope of future changes to the ACA and how states, businesses and individuals will respond to those changes, we cannot predict the impact on us of future changes to the ACA. It is reasonably possible that repeal or replacement of or other changes to the ACA and/or states’ responses to such changes, in the aggregate, could have a significant adverse effect on our business operations and operating results.

Potential repeal of the ACA, ongoing legislative and regulatory changes to the ACA, other pending efforts in the U.S. Congress to amend or restrict funding for various aspects of the ACA (including risk corridors and the ACA’s Cost Sharing Subsidy program), the results of the 2016 presidential, congressional and state level elections, pending litigation challenging aspects of the law and federal budget negotiations continue to create uncertainty about the ultimate impact of the ACA. Examples of recent legislative and regulatory changes include: the January 20, 2017 executive order relating to the ACA; the November 2016 HHS announcement that risk corridor collections for the 2015 program year will be applied first to amounts owed to plans for the 2014 program year; the May 2016 final regulations relating to the ACA’s non-discrimination requirements; the December 2015 suspension of the HIF for 2017 and two year delay of the “Cadillac” tax on high-cost employer-sponsored health coverage; the October 2015 PACE, which leaves groups with 51 to 100 employees within the large group category for each state unless the state exercises its option to include these groups within the small group category; and the October 2015 HHS announcement that the ACA’s risk corridor receivables for the 2014 program year would only be funded at 12.6%. With respect to pending litigation, in May 2016, the U.S. District Court for the District of Columbia ruled that the U.S. Department of Health and Human Services does not have the authority to make payments under the ACA’s Cost Sharing Subsidy program. Implementation of this decision has been stayed pending appeal. A final ruling that adversely impacts the Cost Sharing Subsidy program could cause significant adverse selection in individual Public Exchange products and instability in the individual Public Exchange marketplace and could have a material adverse effect on our business, cash flows, financial condition and operating results as well as hinder our ability to offer Public Exchange products.

As described above, the availability of funding for the ACA’s temporary risk corridor program is an example of this uncertainty. We continue to believe that receipt of any risk corridor payment from HHS for the 2016 or 2015 program year and receipt of such payments in excess of the announced prorated amount for the 2014 program year are uncertain. At December 31, 2016, we had an immaterial receivable for the remaining 2014 program year prorated amount that had not been collected from HHS and no receivable for either of the 2015 or 2016 program years. In addition, these limited risk corridor payments created additional instability in the marketplace for individual Commercial products in 2016 and going forward by contributing to decisions by health plans to change or stop offering their Public Exchange products. 2016 was the last program year for the ACA’s risk corridor program. On-going uncertainty regarding the funding of ACA-related programs and subsidies can be expected to create additional instability in the marketplace.

In addition to efforts to amend, repeal or replace the ACA and the related regulations, the federal and state governments also continue to enact and seriously consider many other broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system and our business. We cannot predict whether pending or future federal or state legislation or court proceedings, including future U.S. Congressional appropriations, will change various aspects of the health care and related benefits system or the ACA or the impact those changes will have on our business operations or operating results, but the effects could be materially adverse.

The expansion of health care coverage contemplated by the ACA is being funded in part by reductions to the reimbursements we and other health plans are paid by the federal government for our Medicare members, among other sources. While not all-inclusive, the following are some of the key provisions of the ACA (assuming it continues to be implemented in its current form) that become effective on or after January 1, 2017. We continue to evaluate these provisions and the related regulations and regulatory guidance to determine the impact that they will have on our business operations and operating results:

•	States can open Public Exchanges to large group employers beginning January 1, 2017.

•	The ACA’s non-discrimination requirements for benefit plans beginning January 1, 2017.

•
Closure of the gap in coverage for Medicare Part D prescription drug coverage (the so-called “donut hole”) which began to close in 2010 and will incrementally close until the coverage gap is eliminated in 2020.

•
Continuing reductions to Medicare Advantage payment rates for payments to us and other plans which are fully phased-in for 2017 and the linking of Medicare Advantage payments to a plan’s CMS quality performance ratings or “star ratings.” Any inability on our part to achieve and maintain acceptable star ratings could have a material adverse effect on our Medicare operating results and/or the geographies in which our Medicare products are available.

•
The imposition on us and other health insurers, health plans and other market participants of significant fees, assessments and taxes, including the industry-wide reinsurance assessment of $5 billion in 2016 and an annual non-tax deductible industry-wide $11.3 billion HIF in 2016, which will be zero in 2017 and, as currently enacted, $14.3 billion in 2018 and increase annually thereafter. Our share of the 2016 ACA fees, assessments and taxes was $979 million, which includes our share of the HIF, which was $837 million. As a result of the 2017 suspension of the HIF and the termination of the ACA’s reinsurance and risk corridor provisions at the end of 2016, we do not expect our share of the applicable 2017 ACA fees, assessments and taxes to be significant.

•	A non-tax deductible 40% excise tax on employer-sponsored health care benefits above a certain threshold beginning in 2020.

•	Reduced funding for Medicaid expansion beginning in 2017.

The ACA also specifies minimum MLRs for our Commercial and Medicare Insured products, specifies required Commercial benefit designs, limits Commercial individual and small group rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and significantly increases federal and state oversight of health plans, including regulations and processes that could delay or limit our ability to appropriately increase our health plan premium rates. This in turn could adversely affect our ability to continue to participate in certain product lines and/or geographies we serve today.

In addition, the ACA ties a portion of each Medicare Advantage plan’s reimbursement to the achievement of favorable CMS quality performance measures (“star ratings”). Since 2015, only Medicare Advantage plans with an overall star rating of four or more stars (out of five stars) are eligible for a quality bonus in their basic premium rates. As a result, our Medicare Advantage plans’ operating results in 2017 and going forward will be significantly affected by their star ratings. For additional information on CMS’s stars program and our related performance, see “Medicare” below in this MD&A - Regulatory Environment.

In 2016, state legislatures focused on state budgets and taxes (including new assessments on health care premiums), provider network composition and provider directory accuracy requirements, pharmacy benefit and drug coverage requirements, Medicaid reforms and health care delivery system transformation. At the state level, all 50 U.S. states and the District of Columbia will hold regular legislative sessions in 2017. We expect additional state level legislation and regulatory activity that impacts our businesses to be enacted in 2017, including potentially significant changes in individual, small group and Medicaid products and/or programs in response to or in anticipation of reduced federal funding. In addition, independent of federal efforts, we expect many states to continue to consider legislation or regulations that affect privately-financed health insurance arrangements and/or public programs, including imposing requirements on the composition of our provider networks and the accuracy of our provider directories, requiring changes to health benefit product structure, mandating specific benefit coverages, and enhancing consumer transparency on provider network composition as well as cost and quality of care. For example, regulators or legislatures in a number of states have implemented or are considering limits on premium rate increases, either by enforcing existing legal requirements more stringently or proposing different regulatory standards or procedures for reviewing proposed premium rate changes, as well as imposing taxes on insurers and other health plans to finance Public Exchanges, Medicaid and other state programs. If any elements of the ACA are repealed at the federal level, we expect that some states would seek to enact similar requirements, such as prohibiting pre-existing condition exclusions, prohibiting rescission of insurance coverage, requiring coverage for dependents up to age 26, requiring guaranteed renewability of insurance coverage and prohibiting lifetime limits on insurance coverage.

We cannot predict what provisions legislation or regulation will contain in any state or what effect legislation or regulation will have on our business operations or operating results, but the effect could be materially adverse.

Health Care Regulation

General
Federal, state, local and foreign governments have adopted comprehensive laws and regulations that govern our business activities in various ways. Differing approaches to state insurance regulation and varying enforcement philosophies may materially and adversely affect our ability to standardize our products and services across state lines. These laws and regulations, including the ACA, restrict how we conduct our business and result in additional burdens and costs to us.

In addition to the expanded regulation created by the ACA discussed above, significant areas of governmental regulation include premium rates and rating methodologies, underwriting rules and procedures, required benefits, sales and marketing activities, health care provider rates of payment, restrictions on health plans’ ability to limit providers’ participation in their networks and/or remove providers from their networks, pharmacy and pharmacy benefit management operations and financial position (including reserves and minimum capital or risk based capital requirements). These laws and regulations are different in each jurisdiction and vary from product to product.

Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. Applicable laws also restrict the ability of our regulated subsidiaries to pay dividends, and certain dividends require prior regulatory approval. In addition, some of our business and related activities may be subject to preferred provider organization (“PPO”), managed care organization, utilization review or third-party administrator-related licensure requirements and regulations. These licensure requirements and regulations differ from state to state, but may contain health care provider network, contracting, product and rate, financial and reporting requirements. There also are laws and regulations that set specific standards for our delivery of services, payment of claims, fraud prevention, protection of consumer health information, payment for covered benefits and services and escheatment of funds to states. Our pharmacy benefit management (“PBM”) services suppliers, including CaremarkPCS Health, L.L.C. (and its predecessors, collectively “CVS”), also are subject to extensive federal and state regulation, including many of the items described above.

Pricing and Underwriting Restrictions
Pricing and underwriting regulation by states limits our underwriting and rating practices and those of other health insurers, particularly for small employer groups and individuals. Since 2014, as a result of the ACA, health insurers cannot vary small group or individual premium rates based on individual members’ characteristics except for geography and limited variation for age and tobacco use. Since 2016, as a result of the ACA, states have the ability to expand the small group rating category to cover groups of up to 100 employees. Pricing and underwriting laws and regulations vary by state. In general, they apply to certain customer segments and limit our ability to set prices for new or renewing groups, or both, based on specific characteristics of the group or the group’s prior claim experience. In some states, these laws and regulations restrict our ability to price for the risk we assume and/or reflect reasonable costs in our pricing.

The ACA expanded the premium rate review process by, among other things, requiring our rates to be reviewed for “reasonableness” at either the state or the federal level. HHS established a federal premium rate review process that generally applies to proposed premium rate increases equal to or exceeding 10% (or a state specified threshold). HHS’s rate review process imposes additional public disclosure requirements as well as additional review on filings requesting premium rate increases equal to or exceeding this “reasonableness” threshold. These combined state and federal review requirements may prevent, further delay or otherwise affect our ability to price for the risk we assume, which could adversely affect our medical benefit ratios and operating results, particularly during periods of increased utilization of medical services and/or medical cost trend or when such utilization and/or trend exceeds our projections.

The ACA also specifies minimum MLRs of 85% for large group commercial products, 80% for individual and small group commercial products and 85% for Medicare Advantage and Medicare Part D plans. Beginning in 2017, Medicaid managed care products, including those we offer, also are subject to a minimum MLR of 85% under a final rule issued by CMS in 2016. Because the ACA and the Medicaid minimum MLRs are structured as “floors” for many of their requirements, states have the latitude to enact more stringent rules governing its various restrictions. For Medicaid managed care and commercial products, states may adopt higher minimum MLR requirements, use more stringent definitions of “medical loss ratio,” incorporate minimum MLR requirements into prospective premium rate filings for commercial products, require prior approval of premium rates for commercial products, or impose other requirements related to minimum MLR. For example, Texas has expanded from 50 to 100 the maximum size of “small groups” that are subject to its minimum MLR requirements, and New York, New Jersey and California all have established state-specific minimum MLR requirements. Minimum MLR requirements and similar actions further limit the level of margin we can earn in our Insured business while leaving us exposed to medical costs that are higher than those reflected in our pricing. We also may be subject to significant fines, penalties, premium refunds and litigation if we fail to comply with minimum MLR laws and regulations. In addition, if a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years (including on a retrospective basis), it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years (including on a retrospective basis), it will be terminated by CMS.

In addition, we requested significant increases in our premium rates in our individual and small group Health Care businesses for 2017 and expect to continue to request significant increases in those rates for 2018 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and significant assessments, fees and taxes imposed by the federal and state governments, including the ACA. Our rates also must be adequate to reflect adverse selection in our products, particularly in individual and small group products, which we expect to continue and potentially worsen in 2017 with the expiration of the ACA’s risk corridor and reinsurance programs at the end of 2016. These significant rate increases heighten the risks of adverse public and regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

Many of these laws and regulations also limit the differentials in premium rates insurers and other carriers may charge between new and renewal business, and/or between groups or individuals based on differing characteristics. They may also require that carriers disclose to customers the basis on which the carrier establishes new business and renewal premium rates and limit the ability of a carrier to terminate customers’ coverage. In addition, HHS’ rules on rates impose additional public disclosure requirements on any rate filings that exceed the “reasonableness” threshold and require additional review of those rates.

In addition, a number of states provide for a voluntary reinsurance mechanism to spread small group risk among participating insurers and other carriers. In a small number of states, participation in this pooling mechanism is mandatory for all small group carriers. In general, we have elected not to participate in voluntary pools. However, even in the voluntary pool states, we may be subject to certain supplemental assessments related to the state’s small group experience. Core elements of the ACA were designed to reduce or eliminate reliance on these state pooling mechanisms. If those elements of the ACA are modified or repealed, states may reinstate or expand their pooling requirements, including mandatory participation.

HIPAA Administrative Simplification, GLBA and Other Privacy, Security and Confidentiality Requirements
Federal, state and international privacy and security requirements change periodically because of legislation, regulations and judicial or administrative interpretation. The regulations under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as further modified by the American Recovery and Reinvestment Act of 2009 (“ARRA”) and the ACA, also impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors.

HIPAA’s administrative simplification requirements apply to self-funded group health plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (“Covered Entities”). Regulations adopted to implement administrative simplification also require that “business associates” acting for or on behalf of these Covered Entities be contractually obligated to meet HIPAA standards. The administrative simplification regulations establish significant criminal penalties and civil sanctions for noncompliance.

The HIPAA privacy regulations adopted by HHS establish limits on the use and disclosure of medical records and other individually identifiable health information (protected health information or “PHI”) by Covered Entities. Further, ARRA requires us and other Covered Entities to report any breaches of PHI to impacted individuals and to HHS and to notify the media in any states where 500 or more people are impacted by the unauthorized release or use of or access to PHI. Business associates (e.g., entities that provide services to health plans, such as electronic claims clearinghouses, print and fulfillment vendors, consultants, and us for the administrative services we provide to our ASC customers) must also comply with certain HIPAA provisions. In addition, ARRA establishes greater civil and criminal penalties for Covered Entities and business associates who fail to comply with HIPAA’s provisions and gives new enforcement rights to state attorneys general. Additional regulations under HIPAA remain pending. We will continue to assess the impact of these regulations on our business as they are issued.

The HIPAA privacy regulations do not preempt more stringent state laws and regulations that may apply to us and other Covered Entities, including laws that place stricter controls on the release of information relating to specific diseases or conditions and requirements to notify members of unauthorized release or use of or access to PHI. Complying with additional state requirements requires us to make additional investments beyond those we have made to comply with the HIPAA regulations. HHS also has adopted security regulations designed to protect member health information from unauthorized use or disclosure. HHS has begun to audit health plans, providers and other parties to enforce HIPAA compliance, including with respect to data security.

The HIPAA privacy regulations provide patients with rights to understand and control how their health information is used. States also have adopted regulations to implement provisions of the Financial Modernization Act of 1999 (also known as Gramm-Leach-Bliley Act (“GLBA”)) which generally require insurers to provide customers with notice regarding how their non-public personal health and financial information is used and the opportunity to “opt out” of certain disclosures before the insurer shares such information with a non-affiliated third party. The GLBA regulations apply to health, life and disability insurance. Like HIPAA, GLBA sets a “floor” standard, allowing states to adopt more stringent requirements governing privacy protection.

The Cybersecurity Information Sharing Act of 2015 (“CISA”) encourages organizations to share cyber threat indicators with the federal government and, among other things, directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. States are also starting to issue regulations and proposed regulations specifically related to cybersecurity, such as the regulations issued by the New York Department of Financial Services. Complying with possibly conflicting cybersecurity regulations, which may differ from state to state, would require significant resources. In addition, differing approaches to state privacy and/or cyber-security regulation and varying enforcement philosophies may materially and adversely affect our ability to standardize our products and services across state lines. Widely-reported large scale U.S. commercial data breaches increase the likelihood that additional data security legislation will be considered by additional states. These legislative and regulatory developments will impact the design and operation of our businesses, including the consumer business we are creating, our privacy and security strategy and our web-based and mobile assets.

Other Legislative Initiatives and Regulatory Initiatives
In addition to the ACA, HIPAA and ARRA measures discussed above, the U.S. federal and state governments, as well as governments in other countries where we do business, continue to enact and seriously consider many other broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system. For example:

•
Under the Budget Control Act of 2011 (the “BCA”) and the American Taxpayer Relief Act of 2012 (the “ATRA”) significant, automatic across-the-board budget cuts (known as sequestration) began in March 2013, including Medicare spending cuts of not more than 2% of total program costs per year through 2024. CMS’s April 2016 final notice for 2017 Medicare Advantage benchmark payment rates (the “Final Notice”) provides for rate cuts to the employer group waiver program that will begin in 2017 and be fully phased in for 2018 as well as adverse changes to the risk adjustment mechanism for dual eligible beneficiaries and the Medicare Advantage star rating program. Overall, we project the benchmark payment rates for 2017 in the Final Notice will decrease funding for our Medicare Advantage businesses by less than 1 percent in 2017 compared to 2016. This 2017 rate decrease adds to the challenge we face from the impact of the increasing cost of medical care, the HIF beginning in 2018 (as currently enacted) and CMS local and national coverage decisions that require us to pay for services and supplies that are not factored into our bids. Significant uncertainty remains as to whether and how the U.S. Congress will proceed with actions that create additional federal revenue and/or with entitlement reform. We cannot predict future Medicare or Medicaid funding levels or the impact that future federal budget actions or entitlement program reform, if it occurs, will have on our business, operations or operating results, but the effects could be materially adverse, particularly on our Medicare and/or Medicaid revenues, medical benefit ratios and operating results.

•
A number of states have enacted or introduced legislation or regulations requiring life insurers to take additional steps to identify unreported deceased policyholders and make other changes to their claim payment and related escheat practices. For additional information on these life insurance matters, refer to “Life and Disability Insurance” below in this MD&A - Regulatory Environment.

•
The Department of Labor has issued final rules that will increase the administrative expense of and our related liability for processing claims for disability benefits. These rules are scheduled to become effective January 1, 2018.

Other significant legislative and/or regulatory measures which are or recently have been under consideration include the following:

•
Restricting our ability to limit providers’ participation in our networks and/or remove providers from our networks by imposing network adequacy requirements or otherwise (including in our Medicare, Public Exchange and other Commercial products).

•	Stabilizing the marketplace for individual Commercial insurance products.

•
Imposing assessments on (or to be collected by) health plans or health carriers, which may or may not be passed onto their customers. These assessments may include assessments for insolvency, the uninsured, uncompensated care, Medicaid funding or defraying health care provider medical malpractice insurance costs.

•	Reducing federal and/or state government funding of government-sponsored health programs in which we participate, including Medicare and Medicaid programs.

•	Restricting or mandating health plan or life insurer claim processing, review, payment and/or related procedures.

•	Mandating coverage for additional conditions and/or specified procedures, drugs or devices (for example, high cost pharmaceuticals, experimental pharmaceuticals and oral chemotherapy regimens).

•
Imposing requirements and restrictions on the administration of pharmacy benefits, including restricting or eliminating the use of formularies for prescription drugs; restricting our ability to require members to obtain drugs through a mail order or specialty pharmacy; restricting our ability to place certain specialty or other drugs in the higher cost tiers of our pharmacy formularies; restricting our ability to make changes to drug formularies and/or our clinical programs; limiting or eliminating rebates on pharmaceuticals; restricting our ability to configure our pharmacy networks; and restricting or eliminating the use of certain drug pricing methodologies.

•	Regulating electronic connectivity.

•	Mandating or regulating the disclosure of health care provider fee schedules and other data about our payments to providers.

•	Mandating or regulating disclosure of health care provider outcome and/or efficiency information.

•	Prescribing or limiting members’ financial responsibility for health care or other covered services they utilize.

•
Assessing the medical device status of health information technology (“HIT”) products and/or solutions, mobile consumer wellness tools and clinical decision support tools, which may require compliance with U.S. Food and Drug Administration (“FDA”) requirements in relation to some of these products, solutions and/or tools.

•	Imposing payment levels for services rendered to our members by health care providers who do not have contracts with us.

•	Restricting the ability of employers and/or health plans to establish or impose member financial responsibility.

•	Imposing additional requirements on the processing of claims for disability benefits.

•
Amending or supplementing the Employee Retirement Income Security Act of 1974 (“ERISA”) to impose greater requirements on the administration of employer-funded benefit plans or limit the scope of current ERISA pre-emption, which would among other things expose us and other health plans to expanded liability for punitive and other extra-contractual damages and additional state regulation.

Some of the changes, if enacted, could provide us with business opportunities. However, it is uncertain whether we can counter the potential adverse effects of such potential legislation or regulation, including whether we can recoup, through higher premium rates, expanded membership or other measures, the increased costs of mandated coverage or benefits, assessments, fees, taxes or other increased costs, including the cost of modifying our systems to implement any enacted legislation or regulations.

Our business also may be affected by other legislation and regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) creates incentives for whistleblowers to speak directly to the government rather than utilizing internal compliance programs, reduces the burden of proof under the Foreign Corrupt Practices Act of 1977 (the “FCPA”) and creates a Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (the “Treasury”) with powers that include information-gathering and subpoena authority. Although the FIO does not have authority over health insurance, it may have authority over other parts of our business, primarily life insurance.

Health savings accounts, health reimbursement arrangements and flexible spending accounts and certain of the tax, fee and subsidy provisions of the ACA are also regulated by the Treasury and the Internal Revenue Service (the “IRS”).

We also may be adversely impacted by court and regulatory decisions that expand or revise the interpretations of existing statutes and regulations or impose medical malpractice or bad faith liability. Federal and state courts continue to consider cases, and federal and state regulators continue to issue regulations and interpretations, addressing group and individual life insurance payment practices, bad faith liability for denial of medical claims, the scope of ERISA’s fiduciary duty requirements, the scope of the False Claims Act and the pre-emptive effect of ERISA on state laws.

Medicare
Our Medicare Advantage products compete directly with Original Medicare and Medicare Advantage products offered by other Medicare Advantage organizations and Medicare Supplement products offered by other insurers. Our Medicare PDP and Medicare Supplement products are complementary products that Medicare beneficiaries who are enrolled in Original Medicare purchase to enhance their Original Medicare coverage.

We continue to expand the Medicare markets we serve and Medicare products we offer. We expect to further expand our Medicare service area and products in 2017 and are seeking to substantially grow our Medicare membership, revenue and operating results over the next several years, including through growth in our Medicare Supplement products, which products are regulated at the state level. The organic expansion of the Medicare markets we serve and Medicare products we offer and the Medicare-related provisions of the ACA significantly increase our exposure to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare programs in which we participate, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs. For example, sequestration began in 2013 and resulted in an automatic reduction in Medicare reimbursements to health plans of not more than 2% of total program costs per year through 2024. In addition, the ACA as currently enacted contains further significant reductions in the reimbursements we receive for our Medicare Advantage members which were fully phased-in for 2017. Since the 2014 contract year, the ACA also has required minimum MLRs for Medicare Advantage and Medicare Part D plans of 85%. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years (including on a retrospective basis), it will become ineligible to participate in open enrollment. If a Medicare Advantage contracts pays rebates for five consecutive years (including on a retrospective basis), it will be terminated by CMS.

CMS’s Final Notice provides for rate cuts to the employer group waiver program that will begin in 2017 and be fully phased in for 2018 as well as adverse changes to the risk adjustment mechanism for dual eligible beneficiaries and the Medicare Advantage star rating program. Overall, we project the benchmark payment rates for 2017 in the Final Notice will decrease funding for our Medicare Advantage businesses by less than 1 percent in 2017 compared to 2016. This 2017 rate decrease adds to the challenge we face from the impact of the increasing cost of medical care, the HIF beginning in 2018 (as currently enacted) and CMS local and national coverage decisions that require us to pay for services and supplies that are not factored into our bids.

Our Medicare Advantage and PDP products are heavily regulated by CMS. The regulations and contractual requirements applicable to us and other private participants in Medicare programs are complex, expensive to comply with and subject to change. For example, in the second quarter of 2014, CMS issued a final rule implementing the ACA requirements that Medicare Advantage and PDP plans report and refund to CMS overpayments that those plans receive from CMS. The precise interpretation, impact and legality of this rule are not clear and are subject to pending litigation. We have invested significant resources to comply with Medicare standards, and our Medicare compliance efforts will continue to require significant resources. CMS may seek premium and other refunds, prohibit us from continuing to market and/or enroll members in or refuse to passively enroll members in one or more of our Medicare or Medicare-Medicaid demonstration (historically known as “dual eligible”) plans, exclude us from participating in one or more Medicare or dual eligible programs and/or institute other sanctions against us if we fail to comply with CMS regulations or our Medicare contractual requirements.

CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare Advantage and PDP beneficiaries. For example, CMS currently conducts risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage contracts for each contract year. In December 2015, CMS released a request for information (“RFI”) for a significant expansion of the RADV audit program. As described in the RFI, CMS would use third party auditors to attain its ultimate goal of subjecting all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year. Refer to “CMS Actions” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K for information on certain pending CMS audits.

A portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s “star ratings.” The star rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Our star ratings and past performance scores are adversely affected by compliance issues that arise in our Medicare operations, such as our distribution of inaccurate information regarding which pharmacies were part of our Medicare network and related $1 million civil monetary penalty in 2015 and notices of non-compliance and warning letters in 2016.

Since 2015, Medicare Advantage plans must have an overall star rating of four stars or higher (out of five stars) to qualify for a quality bonus in their basic premium rates. CMS released our 2017 star ratings in October 2016. Our 2017 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2018. Based on our membership at December 31, 2016, 92% of our Medicare Advantage members were in plans with 2017 star ratings of at least 4.0 stars. CMS will release updated stars ratings in October 2017 that will be used to determine the portion of our Medicare Advantage membership that will reside in plans with ratings of four stars or higher and qualify for bonus payments in 2019. In 2017 and going forward, our Medicare Advantage plans’ operating results will continue to be significantly affected by their star ratings. CMS continues to revise the star ratings system to make it harder to achieve four stars or more. Despite our success in improving our star ratings and other quality measures for 2017 and the continuation of our improvement efforts, there can be no assurances that we will be successful in maintaining or improving our star ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

We cannot predict future Medicare funding levels or the impact that future federal budget actions or entitlement program reform, if it occurs, will have on our business, operations or operating results, but the effects could be materially adverse, particularly on our Medicare and/or Medicaid revenues, medical benefit ratios and operating results. For example, the Federal government may seek to impose restrictions on the configuration of pharmacy or other provider networks for Medicare Advantage and/or PDP plans, or otherwise restrict the ability of these plans to alter benefits, negotiate prices or establish other terms to improve affordability or maintain viability of products. We currently believe that the payments we receive and will receive in the near term are adequate to justify our continued participation in the Medicare Advantage and PDP programs, although there are economic and political pressures to continue to reduce spending on the program, and this outlook could change.

Going forward, we expect CMS, the DOJ, other federal agencies and the U.S. Congress to continue to scrutinize closely each component of the Medicare program (including Medicare Advantage, PDP, demonstration projects such as Medicare-Medicaid plans and provider network access and adequacy), modify the terms and requirements of the program and possibly seek to recast or limit private insurers’ role. It is not possible to predict the outcome of this Congressional or regulatory activity, either of which could adversely affect us.

Medicaid
We are seeking to substantially grow our Medicaid and dual eligible businesses over the next several years. As a result, we also are increasing our exposure to changes in government policy with respect to and/or regulation of the various Medicaid and dual eligible programs in which we participate, including changes in the amounts payable to us under those programs.

In April 2016, CMS issued a final rule that overhauls the entire Medicaid managed care delivery system. The final rule represents the first update to Medicaid managed care regulations since 2002. Among other things the final rule requires Medicaid products to have a minimum MLR of 85%; establishes a Medicaid managed care quality rating system; and establishes provider network adequacy requirements. The minimum MLR requirements are effective beginning in 2017.

The impact of Medicaid expansion under the ACA is uncertain. The future of the ACA is uncertain, and states may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding. To date, thirty-one states and the District of Columbia have expanded Medicaid coverage to the higher eligibility levels contemplated by the ACA. In addition, the election of new governors and/or state legislatures may impact states’ previous decisions regarding Medicaid expansion. Starting in 2017, federal funding for expanded Medicaid coverage is decreasing and proposals for substantial changes to federal funding of state Medicaid programs are likely to be considered in 2017 and beyond, including the possibility of converting federal Medicaid support to block grants and per capita caps on federal funding. Uncertainty regarding federal funding is causing and will continue to cause states to re-evaluate their Medicaid expansions and consider new assessments, fees and/or taxes on health plans. That re-evaluation may adversely affect Medicaid payment rates, our revenues and our Medicaid membership in those states.

The economic aspects of the Medicaid and dual eligible business vary from state to state and are subject to frequent change. Medicaid premiums are paid by each state and differ from state to state. The federal government and certain states are also considering proposals and legislation for Medicaid and dual eligible program reforms or redesigns, including further program, population and/or geographic expansions of risk-based managed care, increasing beneficiary cost-sharing or payment levels, and changes to benefits, reimbursement, eligibility criteria, provider network adequacy requirements (including requiring the inclusion of specified high cost providers in our networks) and program structure. In some states, current Medicaid and dual eligible funding and premium revenue may not be adequate for us to continue program participation due to state and federal budgetary constraints and continuing efforts to reduce health care costs. In addition, our Medicaid and dual eligible contracts with states (or sponsors of Medicaid managed care plans) are subject to cancellation by the state (or the sponsors of the managed care plans) after a short notice period without cause (for example, when a state discontinues a managed care program) or in the event of insufficient state funding.

Our Medicaid and dual eligible products also are heavily regulated by CMS and state Medicaid agencies, which have the right to audit our performance to determine compliance with CMS contracts and regulations. Our Medicaid products, dual eligible products and Children’s Health Insurance Program (“CHIP”) contracts also are subject to complex federal and state regulations and oversight by state Medicaid agencies regarding the services we provide to Medicaid enrollees, payment for those services, network requirements (including mandatory inclusion of specified high-cost providers), and other aspects of these programs, and by external review organizations which audit Medicaid plans on behalf of the state Medicaid agencies. The laws, regulations and contractual requirements applicable to us and other participants in Medicaid and dual eligible programs, including requirements that we submit encounter data to the applicable state agency, are extensive, complex and subject to change. We have invested significant resources to comply with these standards, and our Medicaid and dual eligible program compliance efforts will continue to require significant resources. CMS and/or state Medicaid agencies may fine us, withhold payments to us, seek premium and other refunds, terminate our existing contracts, elect not to award us new contracts or renew our existing contracts, prohibit us from continuing to market and/or enroll members in or refuse to automatically assign members to one or more of our Medicaid or dual eligible products, exclude us from participating in one or more Medicaid or dual eligible programs and/or institute other sanctions against us if we fail to comply with CMS or state regulations or our contractual requirements.

We cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid program, nor can we predict the impact those changes will have on our business operations or operating results, but the effects could be materially adverse.

Federal Employees Health Benefits Program
Our subsidiaries contract with the Office of Personnel Management (the “OPM”) to provide managed health care services under the FEHB program in their service areas. These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. OPM regulations require that community-rated FEHB plans meet a FEHB program-specific MLR by plan code and market. Managing to these rules is complicated by the simultaneous application of the minimum MLR standards and associated premium rebate requirements of the ACA. We also manage certain FEHB plans on a “cost-plus” basis. The OPM conducts periodic audits of its contractors to, among other things, verify that plans meet their applicable FEHB program-specific MLR and the premiums established under its insured contracts and costs allocated pursuant to its cost-based contracts are in compliance with the requirements of the applicable FEHB program. The OPM may seek premium refunds or institute other sanctions against us if we fail to comply with the FEHB program requirements.

The Employee Retirement Income Security Act of 1974
The provision of services to certain employee benefit plans, including certain Health Care, Group Insurance and Large Case Pensions benefit plans, is subject to ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the IRS and the U.S. Department of Labor (the “DOL”). ERISA regulates certain aspects of the relationships between us and employers who maintain employee benefit plans subject to ERISA. Some of our administrative services and other activities also are subject to regulation and/or review by the DOL under ERISA. ERISA generally preempts all state and local laws that relate to employee benefit plans, but the extent of the pre-emption continues to be reviewed by courts.

Some of our Health Care, Group Insurance and Large Case Pensions products and services and related fees we charge are also subject to potential issues raised by certain judicial interpretations relating to ERISA. Under those interpretations, together with DOL regulations, we may have ERISA fiduciary duties with respect to certain general account assets held under contracts that are not guaranteed benefit policies. As a result, certain transactions related to those assets are subject to conflict of interest and other restrictions, and we must provide certain disclosures to policyholders annually. We must comply with these restrictions or face substantial penalties.

HMO, Insurance Holding Company and Other State Laws
A number of states, including Pennsylvania and Connecticut, regulate affiliated groups of insurers and HMOs such as the Company under holding company statutes. These laws may, among other things, require us and our subsidiaries to maintain certain levels of equity and require prior regulatory approval of material intercompany transfers of assets as well as transactions between the regulated companies and their affiliates, including their parent holding companies. We expect the states in which our insurance and HMO subsidiaries are licensed to continue to expand their regulation of the corporate governance and internal control activities of our insurance companies and HMOs.

The states of domicile of our regulated subsidiaries have statutory risk-based capital, or “RBC”, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2016, the RBC level of each of our insurance and HMO subsidiaries was above the level that would require regulatory action.

In addition, changes to regulations or the interpretation of those regulations due to regulators’ increasing concerns regarding insurance company and/or HMO solvency due, among other things, to recent and expected payor insolvencies, could negatively impact our business in various ways, including through increases in solvency fund assessments, requirements that the Company hold greater levels of capital and/or delays in approving dividends from regulated subsidiaries.

For information regarding restrictions on certain payments of dividends or other distributions by our HMO and insurance company subsidiaries, refer to Note 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K.

The holding company laws for the states of domicile of Aetna and certain of its subsidiaries also restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. Under those statutes, without such approval (or an exemption), no person may acquire any voting security of an insurance holding company (such as our parent company, Aetna Inc.) that controls an insurance company or HMO, or merge with such a holding company, if as a result of such transaction such person would control the insurance holding company. Control is generally defined as the direct or indirect power to direct or cause the direction of the management and policies of a person and is presumed to exist if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

Our workers’ compensation business includes the comparison of medical claims data against the applicable state’s fee schedule pricing, including applicable regulations and clinical guidelines. State fee schedules, which typically represent the maximum reimbursement for medical services provided to the injured worker, differ by state and change as state laws and regulations are passed and/or amended. Our workers’ compensation business also includes PBM and care management services, both of which are regulated at the state level. Our workers’ compensation customers include insurance carriers and TPA’s who also are regulated at the state level. The laws and regulations applicable to us and other participants in the workers’ compensation business are extensive, complex and subject to change. We have invested significant resources to comply with these standards, and our workers’ compensation compliance efforts will continue to require significant resources. We may be subject to significant fines, penalties and litigation if we fail to comply with those laws and regulations.

Audits and Investigations
We and our vendors and other downstream entities typically have been, are currently and may in the future be involved in various governmental investigations, audits, examinations, reviews, subpoenas and other requests for information, the intensity and scope of which continue to increase. These include routine, regular and special investigations, audits, examinations and reviews by, as well as subpoenas and other requests for information from, CMS, HHS (including the Office of Civil Rights), various state insurance and health care regulatory authorities, state attorneys general, treasurers and offices of inspector general, the CCIIO, the Office of the Inspector General (the “OIG”), the OPM, the DOL, the Treasury, the FDA, committees, subcommittees and members of the U.S. Congress, the U.S. Department of Justice (the “DOJ”), the U.S. Federal Trade Commission (the “FTC”), the Office of Foreign Assets Control (“OFAC”) of the Treasury, U.S. attorneys and other state, federal and international governmental authorities.

For example, certain of our Medicare Advantage plans are currently under audit for, among other things, compliance with coding and other requirements under the Medicare risk adjustment model; federal and state auditors are challenging our Commercial business compliance with the ACA’s minimum MLR requirements; federal auditors are challenging our FEHB plans’ compliance with the OPM’s FEHB program specific minimum MLR requirements; and our Commercial business is subject to audits related to the ACA’s risk adjustment and reinsurance data since those programs were implemented in 2014. HHS also has begun to audit health plans, providers and other parties to enforce HIPAA compliance, including with respect to data security. Such government actions may, among other things, prevent or delay us from implementing planned premium rate increases and have resulted and may result in restrictions on our business, changes to or clarifications of our business practices, retroactive adjustments to premiums, refunds to members or the government, withholding of premium payments to us by government agencies, payments under insurance policies prior to those payments being due under the terms of the policy, assessments of damages, civil or criminal fines or penalties (including under the federal false claims act (the “False Claims Act”)), or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

A significant number of states are investigating life insurers’ and health insurers’ claims payment and related escheat practices. For additional information on these life insurance matters, refer to “Life and Disability Insurance” below in this MD&A - Regulatory Environment.

Refer to “Litigation and Regulatory Proceedings” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding pending audits and investigations.

Federal and State Reporting
We are subject to extensive financial and business reporting requirements, including penalties for inaccuracies and/or omissions, at both the state and federal level. Our ability to comply with certain of these requirements depends on receipt of information from third parties that may not be readily available or reliably provided in all instances. We are and will continue to be required to modify our information systems, dedicate significant resources and incur significant expenses to comply with these requirements. However, we cannot eliminate the risks of unavailability of or errors in our reports.

Fraud, Waste and Abuse Laws
Federal and state governments have made investigating and prosecuting health care fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks or other inducements for referral of members or for the coverage of products (such as prescription drugs) by a plan, billing for unnecessary medical services by a health care provider, improper marketing, and violations of patient privacy rights. Companies involved in public health care programs such as Medicare and/or Medicaid are required to maintain compliance programs to detect and deter fraud, waste and abuse, and are often the subject of fraud, waste and abuse investigations and audits. The regulations and contractual requirements applicable to us and other participants in these public-sector programs are complex and subject to change. Although our compliance program is designed to meet all statutory and regulatory requirements, our policies and procedures are frequently under review and subject to updates, and our training and education programs continue to evolve. We have invested significant resources to comply with Medicare and Medicaid program standards. Ongoing vigorous law enforcement and the highly technical regulatory scheme mean that our compliance efforts in this area will continue to require significant resources.

Federal and State Laws and Regulations Governing Submission of Information and Claims to Agencies
We are subject to federal and state laws and regulations that apply to the submission of information and claims to various government agencies. For example, the False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity who the government believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. There also is False Claims Act liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return any such overpayment. The federal government, whistleblowers and some courts have taken the position that claims presented in violation of other statutes, such as the federal anti-kickback statute, may be considered a violation of the False Claims Act. In addition, the ACA may have expanded the jurisdiction of, and our exposure to, the False Claims Act to products sold on Public Exchanges. Violations of the False Claims Act are punishable by treble damages and penalties of up to a specified dollar amount per false claim. In addition, a special provision under the False Claims Act allows a private person (for example, a “whistleblower” such as a disgruntled current or former competitor, member or employee) to bring an action under the False Claims Act on behalf of the government alleging that a company has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit.

A number of states, including states in which we operate, have adopted their own false claims acts and whistleblower provisions that are similar to the False Claims Act. From time to time, companies in the health and related benefits industry, including ours, may be subject to actions under the False Claims Act or similar state laws.

Product Design and Administration and Sales Practices
State and/or federal regulatory scrutiny of health care benefit and life insurance product design and administration and marketing and advertising practices, including the filing of insurance policy forms, the adequacy of provider networks, the accuracy of provider directories, and the adequacy of disclosure regarding products and their administration, is increasing as are the penalties being imposed for inappropriate practices. Medicare, Medicaid and dual eligible products and products offering more limited benefits in particular continue to attract increased regulatory scrutiny.

Guaranty Fund Assessments/Solvency Protection
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers. Our assessments generally are based on a formula relating to our health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer governed health plans established under the ACA. Refer to “Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the expected liquidation of Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) and certain assessments to which our HMOs are subject. If Penn Treaty is placed in liquidation in the first half of 2017, we expect to record an estimated liability and expense of approximately $230 million pretax at the time of such event. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

Regulation of Pharmacy Operations
CVS has provided certain PBM services to us and certain of our customers and members since January 1, 2011. As amended, our PBM agreement with CVS has a term ending in December 2022, although we have certain termination rights beginning in January 2020. Express Scripts also provides certain PBM services to certain of our customers and members under an agreement with a term ending in 2017 for a portion of our Commercial and Medicaid members. Express Scripts also provided PBM services to a portion of our Medicare members in 2015.

Notwithstanding our contracting with our PBM services suppliers, we remain responsible to regulators and members for the delivery of PBM services. In addition, we continue to operate two mail order pharmacy facilities and one specialty pharmacy facility (our “Pharmacies”) and utilize certain pharmacies of our PBM services suppliers. Our Pharmacies dispense pharmaceuticals throughout the U.S. and are participating providers in Medicare, Medicare Part D and various Medicaid programs. The pharmacy practice is generally regulated at the state level by state boards of pharmacy. Our Pharmacies are required to be licensed in the state where they are located, as well as the states that require registration or licensure of mail order pharmacies with the state’s board of pharmacy or similar regulatory body. Our Pharmacies also must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances and must comply with applicable Medicare, Medicaid and other provider rules and regulations, including the False Claims Act, state false claims acts and federal and state anti-kickback laws. Our PBM services suppliers’ owned and contracted pharmacies are subject to these same licensing requirements and other laws and regulations. The loss or suspension of any such licenses or registrations could have a material adverse effect on our ability to meet our contractual obligations to our customers, which could, in turn, have a material adverse effect on our pharmacy business and/or operating results.

Regulation of Pharmacy Benefit Management Operations
Our PBM services are regulated directly and indirectly at the federal and state levels, including being subject to the False Claims Act and state false claims acts and federal and state anti-kickback laws. These laws and regulations govern, and proposed legislation and regulations may govern, critical PBM practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; use of, administration of, and/or changes to drug formularies, maximum allowable cost list pricing, average wholesale prices and/or clinical programs; disclosure of data to third parties; drug utilization management practices; the level of duty a PBM owes its customers; configuration of pharmacy networks; the operations of our Pharmacies (including audits of our Pharmacies); disclosure of negotiated provider reimbursement rates; disclosure of fees associated with administrative service agreements and patient care programs that are attributable to members’ drug utilization; and registration or licensing of PBMs. Failure by us or one of our PBM services suppliers to comply with these laws or regulations could result in material fines and/or sanctions and could have a material adverse effect on our operating results.

Life and Disability Insurance
Our life and disability insurance operations are subject to extensive regulation. Changes in these regulations, such as expanding the definition of disability or mandating changes to claim payment, determination and/or settlement practices, could have a material adverse impact on our life insurance and/or disability insurance operations and/or operating results. Legislation has been enacted or introduced in a number of states requiring life insurers to take additional steps to identify unreported deceased policy holders, and make other changes to their claim payment and related escheat practices, including consultation of certain databases. A significant number of states are investigating life insurers’ claims payment and related escheat practices, and these investigations have resulted in significant charges to earnings by other life insurers in connection with related settlement agreements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices. Given the judicial, legislative and regulatory uncertainty with respect to life insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

Consumer Protection Laws
Our consumer business which began serving members on January 1, 2016 and certain of our other businesses participate in direct-to-consumer activities, and we increasingly offer mobile and web-based solutions to our members and to other consumers. We are therefore subject to federal and state regulations applicable to electronic communications and to other general consumer protection laws and regulations. In particular, the FTC is aggressively exercising its enforcement authority in the areas of consumer privacy and data security with a focus on web-based, mobile products and “big data.” As a result of the widely-reported large scale U.S. commercial data breaches during 2016 and prior years, the FTC and state regulators have increased their enforcement activity in these regimes. These enforcement developments will impact the design, management and operation of our businesses, including our consumer business, our privacy and security strategy and our web-based and mobile assets.

International Regulation
We expect to continue to expand our Health Care operations in foreign countries through both organic growth and acquisitions. We currently have insurance licenses in several foreign jurisdictions and do business directly or through local affiliations in numerous countries around the world. The impact on our international operations and results of the United Kingdom’s pending exit from the European Union (“EU”) is uncertain.

Our international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU’s General Data Protection Regulation which will apply across the EU effective May 2018), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; compulsory cessions of reinsurance; required localization of records and funds; higher premium and income taxes; limitations on dividends and repatriation of capital; and requirements for local participation in an insurer’s ownership. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the FCPA, and corresponding foreign laws, including the U.K. Bribery Act 2010 (the “UK Bribery Act”).

The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. In many countries outside the U.S., health care professionals are employed by the government. Therefore, our dealings with them are subject to regulation under the FCPA. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and the DOJ have increased their enforcement activities with respect to the FCPA. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. See “As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase” in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of the risks related to operating globally.

Anti-Money Laundering Regulations
Certain of our lines of business are subject to Treasury anti-money laundering regulations. Those lines of business have implemented anti-money laundering policies designed to insure their compliance with the regulations. We also may be subject to anti-money laundering laws in non-U.S. jurisdictions where we operate.

Office of Foreign Assets Control
We also are subject to regulation by OFAC. OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, we may be subject to similar regulations in the non-U.S. jurisdictions in which we operate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our earnings and financial position are exposed to interest rate risk, credit quality risk and market valuation risk.

Evaluation of Interest Rate and Credit Quality Risk
We manage interest rate risk by seeking to maintain a tight match between the durations of our assets and liabilities when appropriate.  We manage credit risk by seeking to maintain high average credit quality ratings and diversified sector exposure within our debt securities portfolio.  In connection with our investment and risk management objectives, we also use derivative financial instruments whose market value is at least partially determined by, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets or credit ratings/spreads.  Our use of these derivatives is generally limited to hedging risk and has principally consisted of using interest rate swaps, treasury rate locks, forward contracts, futures contracts, warrants, put options and credit default swaps.  These instruments, viewed separately, subject us to varying degrees of interest rate, equity price and credit risk.  However, when used for hedging, we expect these instruments to reduce overall risk.

Investments
Our investment portfolio supported the following products at December 31, 2016 and 2015:

(Millions)	2016	2015
Experience-rated products	$1,154	$1,157
Discontinued products	2,929	3,059
Remaining products	20,796	20,464
Total investments	$24,879	$24,680

Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results. The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. The distributions on our experience-rated products consisted of scheduled contract maturities and benefit payments and contract holder withdrawals of $90 million, $285 million and $153 million, respectively, in the years ended December 31, 2016, 2015 and 2014. Participant-directed withdrawals were not material in the years ended December 31, 2016, 2015 or 2014. Refer to Note 19 “Discontinued Products” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our discontinued products.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both December 31, 2016 and 2015, with approximately $5.2 billion and $5.0 billion rated AAA at December 31, 2016 and 2015, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.6 billion and $1.4 billion at December 31, 2016 and 2015, respectively (of which 12% and 13% at December 31, 2016 and 2015, respectively, supported our experience-rated and discontinued products).

At December 31, 2016 and 2015, we held $812 million and $956 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 3% and 4%, respectively, of our total investments. These securities had an average credit quality rating of AA at both December 31, 2016 and 2015 with the guarantee. These securities had an average credit quality rating of A at both December 31, 2016 and 2015 without the guarantee. We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

At both December 31, 2016 and 2015, less than 1% of our investment portfolio was comprised of investments that were either European sovereign, agency, or local government debt of countries which, in our judgment based on an analysis of market-yields, are experiencing economic, fiscal or political strains such that the likelihood of default may be higher than if those factors did not exist.

We generally classify our debt and equity securities as available for sale, and carry them at fair value on our balance sheets.  At both December 31, 2016 and 2015, 1% of our debt and equity securities were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 5 “Fair Value” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

For additional information related to our investments, see Note 4 “Investments” included in Part II, Item 8 of this Annual Report on Form 10-K.

We regularly review our debt securities to determine if a decline in fair value below the carrying value is other-than temporary.  If we determine a decline in fair value is other-than-temporary, we will write down the carrying value of the debt security.  The amount of the credit-related impairment is included in our operating results, and the non-credit related component is included in other comprehensive income unless we intend to sell the debt security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery of its amortized cost basis.  Accounting for other-than-temporary impairment (“OTTI”) of our debt securities is considered a critical accounting estimate. Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

Evaluation of Market Risks
We regularly evaluate our risk from market-sensitive instruments by examining, among other things, levels of or changes in interest rates (short-term or long-term), duration, prepayment rates, equity markets and/or credit ratings/spreads.  We also regularly evaluate the appropriateness of investments relative to our management-approved investment guidelines (and operate within those guidelines) and the business objectives of our portfolios.

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for us.  We have estimated the impact on the fair value of our market sensitive instruments based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumptions used were as follows: an immediate increase of 100 basis points in interest rates (which we believe represents a moderately adverse scenario and is approximately equal to the historical annual volatility of interest rate movements for our intermediate-term available-for-sale debt securities) and an immediate decrease of 15% in prices for domestic equity securities.

Assuming an immediate 100 basis point increase in interest rates and immediate decrease of 15% in the prices for domestic equity securities, the theoretical decline in the fair values of our market sensitive instruments at December 31, 2016 is as follows:

•	The fair value of our long-term debt would decline by $1.1 billion ($1.6 billion pretax). Changes in the fair value of our long-term debt do not impact our financial position or operating results.

•
The theoretical reduction in the fair value of our investment securities partially offset by the theoretical reduction in the fair value of our interest rate sensitive liabilities would result in a net decline in fair value of $322 million ($495 million pretax) related to our non-experience-rated products. Reductions in the fair value of our investment securities would be reflected as an unrealized loss in equity, as we classify these securities as available for sale. We do not record our liabilities at fair value.

Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows as of December 31, 2016.

Evaluation of Operational Risks
We also face certain operational risks, including risks related to information security, including cybersecurity. We and our vendors have experienced a variety of cyber attacks, and we and our vendors expect to continue to experience cyber attacks going forward. Among other things, we have experienced automated attempts to gain access to our public facing networks, brute force, SYN flood and distributed denial of service attacks, attempted virus infections, ransomware attacks, spear-phishing campaigns, mass reconnaissance attempts, malware or injection attempts, phishing, PHP injection and cross-site scripting. We also have seen an increase in attacks designed to obtain access to consumers’ accounts using illegally obtained demographic information. We are dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis our systems and processes that are designed to mitigate the information security risks we face and protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The impact of the cyber attacks we have experienced through December 31, 2016 has not been material to our operations or operating results. Our Board and Audit Committee are regularly informed regarding our information security policies, practices and status.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	At December 31,
(Millions)	2016	2015
Assets:
Current assets:
Cash and cash equivalents	$17,996	$2,524
Investments	3,046	3,015
Premiums receivable, net	2,356	1,880
Other receivables, net	2,224	2,307
Accrued investment income	232	228
Income taxes receivable	44	261
Other current assets	2,551	2,510
Total current assets	28,449	12,725
Long-term investments	21,833	21,665
Reinsurance recoverables	727	724
Goodwill	10,637	10,637
Other acquired intangible assets, net	1,442	1,688
Property and equipment, net	587	630
Other long-term assets	1,480	1,405
Separate Accounts assets	3,991	4,035
Total assets	$69,146	$53,509
Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$6,558	$6,306
Future policy benefits	645	672
Unpaid claims	801	772
Unearned premiums	556	676
Policyholders’ funds	2,772	2,263
Current portion of long-term debt	1,634	—
Accrued expenses and other current liabilities	5,728	4,920
Total current liabilities	18,694	15,609
Future policy benefits	5,929	6,268
Unpaid claims	1,703	1,656
Policyholders’ funds	812	886
Long-term debt, less current portion	19,027	7,785
Deferred income taxes	4	177
Other long-term liabilities	1,043	914
Separate Accounts liabilities	3,991	4,035
Total liabilities	51,203	37,330
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 351.7 million shares issued and outstanding in 2016; 2.5 billion shares authorized and 349.5 million shares issued and outstanding in 2015) and additional paid-in capital	4,716	4,647
Retained earnings	14,717	12,797
Accumulated other comprehensive loss	(1,552)	(1,330)
Total Aetna shareholders’ equity	17,881	16,114
Non-controlling interests	62	65
Total equity	17,943	16,179
Total liabilities and equity	$69,146	$53,509

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

	For the Years Ended December 31,
(Millions, except per common share data)	2016	2015	2014
Revenue:
Health care premiums	$54,116	$51,618	$49,562
Other premiums	2,182	2,171	2,186
Fees and other revenue (1)	5,861	5,696	5,229
Net investment income	910	917	946
Net realized capital gains (losses)	86	(65)	80
Total revenue	63,155	60,337	58,003
Benefits and expenses:
Health care costs (2)	44,255	41,712	40,747
Current and future benefits	2,101	2,121	2,165
Operating expenses:
Selling expenses	1,678	1,611	1,653
General and administrative expenses	10,407	10,033	9,180
Total operating expenses	12,085	11,644	10,833
Interest expense	604	369	334
Amortization of other acquired intangible assets	247	255	243
Loss on early extinguishment of long-term debt	—	—	181
Reduction of reserve for anticipated future losses on discontinued products	(128)	—	—
Total benefits and expenses	59,164	56,101	54,503
Income before income taxes	3,991	4,236	3,500
Income tax expense	1,735	1,841	1,455
Net income including non-controlling interests	2,256	2,395	2,045
Less: Net (loss) income attributable to non-controlling interests	(15)	5	4
Net income attributable to Aetna	$2,271	$2,390	$2,041
Earnings per common share:
Basic	$6.46	$6.84	$5.74
Diluted	$6.41	$6.78	$5.68

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $128 million, $112 million and $102 million for 2016, 2015 and 2014, respectively (net of pharmaceutical and processing costs of $1.3 billion for each of 2016, 2015 and 2014).

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $115 million, $117 million and $107 million for 2016, 2015 and 2014, respectively.

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Millions)	2016	2015	2014
Net income including non-controlling interests	$2,256	$2,395	$2,045
Other comprehensive (loss) income, net of tax:
Previously impaired debt securities	(3)	(16)	1
All other securities	(15)	(256)	241
Derivatives and foreign currency	(161)	(13)	(61)
Pension and OPEB plans	(43)	66	(380)
Other comprehensive loss	(222)	(219)	(199)
Comprehensive income including non-controlling interests	2,034	2,176	1,846
Less: Comprehensive (loss) income attributable to non-controlling interests	(15)	5	4
Comprehensive income attributable to Aetna	$2,049	$2,171	$1,842

Refer to accompanying Notes to Consolidated Financial Statements, including Note 14 for further information about other comprehensive (loss) income.

Consolidated Statements of Shareholders’ Equity

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2013	362.2	$4,382	$10,555	$(912)	$14,025	$53	$14,078
Net income	—	—	2,041	—	2,041	4	2,045
Other increases in non-controlling interest	—	—	—	—	—	12	12
Other comprehensive loss (Note 14)	—	—	—	(199)	(199)	—	(199)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	3.5	160	—	—	160	—	160
Repurchases of common shares	(15.9)	—	(1,218)	—	(1,218)	—	(1,218)
Dividends declared	—	—	(326)	—	(326)	—	(326)
Balance at December 31, 2014	349.8	4,542	11,052	(1,111)	14,483	69	14,552
Net income	—	—	2,390	—	2,390	5	2,395
Other decreases in non-controlling interest	—	—	—	—	—	(9)	(9)
Other comprehensive loss (Note 14)	—	—	—	(219)	(219)	—	(219)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	2.7	105	—	—	105	—	105
Repurchases of common shares	(3.0)	—	(296)	—	(296)	—	(296)
Dividends declared	—	—	(349)	—	(349)	—	(349)
Balance at December 31, 2015	349.5	4,647	12,797	(1,330)	16,114	65	16,179
Net income (loss)	—	—	2,271	—	2,271	(15)	2,256
Other increases in non-controlling interest	—	—	—	—	—	12	12
Other comprehensive loss (Note 14)	—	—	—	(222)	(222)	—	(222)
Common shares issued for benefit plans, net of employee tax withholdings	2.2	69	—	—	69	—	69
Dividends declared	—	—	(351)	—	(351)	—	(351)
Balance at December 31, 2016	351.7	$4,716	$14,717	$(1,552)	$17,881	$62	$17,943

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2016	2015	2014
Cash flows from operating activities:
Net income including non-controlling interests	$2,256	$2,395	$2,045
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital (gains) losses	(86)	65	(80)
Depreciation and amortization	681	671	629
Debt fair value amortization	(30)	(30)	(53)
Amortization of interest rate hedges	20	6	6
Equity in earnings of affiliates, net	(6)	(31)	(40)
Stock-based compensation expense	191	181	163
Reduction of reserve for anticipated future losses on discontinued products	(128)	—	—
Amortization of net investment premium	79	84	72
Loss on early extinguishment of long-term debt	—	—	181
Pension settlement charge	—	—	112
Changes in assets and liabilities:
Accrued investment income	(4)	(4)	(13)
Premiums due and other receivables	(153)	(616)	(784)
Income taxes	155	31	(154)
Other assets and other liabilities	653	644	363
Health care and insurance liabilities	91	470	926
Net cash provided by operating activities	3,719	3,866	3,373
Cash flows from investing activities:
Proceeds from sales and maturities of investments	14,741	12,299	9,484
Cost of investments	(14,852)	(12,943)	(10,804)
Additions to property, equipment and software	(270)	(363)	(370)
Cash used for acquisitions, net of cash acquired	—	(20)	(440)
Net cash used for investing activities	(381)	(1,027)	(2,130)
Cash flows from financing activities:
Issuance of long-term debt	12,886	—	1,482
Repayment of long-term debt	—	(229)	(1,798)
Net (repayment) issuance of short-term debt	—	(500)	500
Deposits and interest credited to investment contracts net of (withdrawals)	1	(35)	2
Common shares issued under benefit plans, net	(139)	(143)	(60)
Stock-based compensation tax benefits	—	53	41
(Settlements) proceeds from repurchase agreements	—	(202)	202
Common shares repurchased	—	(296)	(1,218)
Dividends paid to shareholders	(351)	(349)	(321)
Net payment on interest rate derivatives	(274)	(25)	(77)
Contributions (distributions), non-controlling interests	11	(9)	12
Net cash provided by (used for) financing activities	12,134	(1,735)	(1,235)
Net increase in cash and cash equivalents	15,472	1,104	8
Cash and cash equivalents, beginning of period	2,524	1,420	1,412
Cash and cash equivalents, end of period	$17,996	$2,524	$1,420
Supplemental cash flow information:
Interest paid	$541	$338	$379
Income taxes paid	1,580	1,755	1,573

Refer to accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging business products and services that complement and enhance our medical products. We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies.

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 19 for additional information).

Our three business segments are distinct businesses that offer different products and services. Our Chief Executive Officer evaluates financial performance and makes resource allocation decisions at these segment levels. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. We evaluate the performance of these business segments based on operating earnings (net income or loss attributable to Aetna, excluding net realized capital gains or losses and other items, if any). Refer to Note 18 for segment financial information.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Aetna and the subsidiaries that we control. All significant intercompany balances have been eliminated in consolidation. The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in Notes 3, 9, 13, 16 and 17.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in these consolidated financial statements and notes. We consider the following accounting estimates critical in the preparation of the accompanying consolidated financial statements: health care costs payable, other insurance liabilities, recoverability of goodwill and other acquired intangible assets, measurement of defined benefit pension and other postretirement employee benefit plans, other-than-temporary impairment of debt securities, revenue recognition, allowance for estimated terminations and uncollectible accounts and accounting for certain provisions of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”). We use information available to us at the time estimates are made; however, these estimates could change materially if different information or assumptions were used. Additionally, these estimates may not ultimately reflect the actual amounts of the final transactions that occur.

Cash and Cash Equivalents
Cash and cash equivalents include cash on-hand and debt securities with an original maturity of three months or less when purchased. The carrying value of cash equivalents approximates fair value due to the short-term nature of these investments. Cash and cash equivalents at December 31, 2016 include approximately $13 billion of highly-rated money market fund investments related to the net proceeds received from the 2016 senior notes we issued in June 2016 to partially fund our then pending acquisition of Humana Inc. (the “Humana Acquisition”). These money market funds have average maturities of 60 days or less and are redeemable daily at par value plus accrued dividends with specified yield rates.

Investments
Debt and Equity Securities
Debt and equity securities consist primarily of U.S. Treasury and agency securities, mortgage-backed securities, corporate and foreign bonds and other debt and equity securities. Debt securities are classified as either current or long-term investments based on their contractual maturities unless we intend to sell an investment within the next twelve months, in which case it is classified as current on our balance sheets. We have classified our debt and equity securities as available for sale and carry them at fair value. Refer to Note 5 for additional information on how we estimate the fair value of these investments.

The cost for mortgage-backed and other asset-backed securities is adjusted for unamortized premiums and discounts, which are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

We regularly review our debt and equity securities to determine whether a decline in fair value below the carrying value is other-than-temporary. When a debt or equity security is in an unrealized capital loss position, we monitor the duration and severity of the loss to determine if sufficient market recovery can occur within a reasonable period of time. If a decline in the fair value of a debt security is considered other-than-temporary, the cost basis or carrying value of the debt security is written down. The write-down is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is included in our operating results, and the amount of the non-credit related component is included in other comprehensive income, unless we intend to sell the debt security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery of its amortized cost basis. We do not accrue interest on debt securities when management believes the collection of interest is unlikely. If we intend to sell an equity security, we will recognize the unrealized capital gain or loss in our operating results.

Mortgage Loans
We value our mortgage loan investments on our balance sheet at the unpaid principal balance, net of impairment reserves. A mortgage loan may be impaired when it is a problem loan (i.e., more than 60 days delinquent, in bankruptcy or in process of foreclosure), a potential problem loan (i.e., high probability of default) or a restructured loan. For impaired loans, a specific impairment reserve is established for the difference between the recorded investment in the loan and the estimated fair value of the collateral. We apply our loan impairment policy individually to all loans in our portfolio.

The impairment evaluation described above also considers characteristics and risk factors attributable to the aggregate portfolio.  We establish an additional allowance for loan losses if it is probable that there will be a credit loss on a group of similar mortgage loans.  We consider the following characteristics and risk factors when evaluating if a credit loss is probable on a group of similar mortgage loans:  loan to value ratios, property type (e.g., office, retail, apartment, industrial), geographic location, vacancy rates and property condition. As a result of that evaluation, we determined that a credit loss was not probable and did not record any additional allowance for groups of similar mortgage loans in 2016, 2015 or 2014.

We record full or partial impairments of loans at the time an event occurs affecting the legal status of the loan, typically at the time of foreclosure or upon a loan modification giving rise to forgiveness of debt. Interest income on a potential problem loan or restructured loan is accrued to the extent we deem it collectible and the loan continues to perform under its original or restructured terms. Interest income on problem loans is recognized on a cash basis. Cash payments on loans in the process of foreclosure are treated as a return of principal. Mortgage loans with a maturity date or a committed prepayment date within twelve months are classified as current on our balance sheets.

Other Investments
Other investments consist primarily of the following:

•
Private equity and hedge fund limited partnerships, which are carried at fair value on our balance sheets. The fair values of private equity limited partnerships are estimated based on the fair value of the underlying investment funds provided by the general partner or manager of the investments, the financial statements of which generally are audited. We typically do not have a controlling ownership in our private equity limited partnership investments, and therefore we apply the equity method of accounting for these investments. Hedge fund limited partnerships are carried at fair value which is estimated using the net asset value (“NAV”) per unit as reported by the administrator of the underlying investment fund as a practical expedient to fair value. We review our investments for impairment at least quarterly and monitor their performance throughout the year through discussions with the administrators, managers and/or general partners. If we become aware of an impairment of a limited partnership's investments through our review or prior to receiving the limited partnership's financial statements at the balance sheet date, we will recognize an impairment by recording a reduction in the carrying value of the limited partnership with a corresponding charge to realized capital losses.

•
Investment real estate, which is carried on our balance sheets at depreciated cost, including capital additions, net of write-downs for other-than-temporary declines in fair value. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset. If any of our real estate investments is considered held-for-sale, we carry it at the lower of its carrying value or fair value less estimated selling costs. We generally estimate fair value using a discounted future cash flow analysis in conjunction with comparable sales information. At the time of the sale, we record the difference between the sales price and the carrying value as a realized capital gain or loss.

•
Privately-placed equity securities, which are carried at cost on our balance sheets. We do not estimate the fair value of these securities if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Additionally, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), we are required to purchase and hold shares of the FHLBB. These shares are restricted and also carried at cost.

•
Bank loans, which are carried on our balance sheets at amortized cost, net of any allowance for impairments. If any of our bank loans are considered held-for-sale, we carry those loans at the lower of cost or fair value.

•
Derivatives, which we make limited use of in order to manage interest rate, foreign exchange and price risk and credit exposure. The derivatives we use consist primarily of interest rate swaps, treasury rate locks, forward contracts, futures contracts, warrants, put options, and credit default swaps. Derivative assets are recorded in investments and derivative liabilities are recorded in accrued expenses and other current liabilities on our balance sheets and reflected at fair value. When we enter into a derivative contract, if certain criteria are met, we may designate it as one of the following: a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment; a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability; or a foreign currency fair value or cash flow hedge.

Net Investment Income
Net investment income on investments supporting Health Care and Group Insurance liabilities and Large Case Pensions products (other than experience-rated and discontinued products) is reflected in our operating results.

Experience-rated products are products in the Large Case Pensions business where the contract holder, not us, assumes investment and other risks, subject to, among other things, minimum guarantees provided by us. The effect of investment performance on experience-rated products is allocated to contract holders’ accounts daily, based on the underlying investment experience and, therefore, does not impact our operating results (as long as our minimum guarantees are not triggered).

When we discontinued the sale of our fully-guaranteed Large Case Pensions products, we established a reserve for anticipated future losses from these discontinued products and segregated the related investments. Investment performance on this separate portfolio is ultimately credited/charged to the reserve and, generally, does not impact our operating results.

Net investment income supporting Large Case Pensions’ experience-rated and discontinued products is included in net investment income in our statements of income and is credited to contract holders’ accounts or the reserve for anticipated future losses through a charge to current and future benefits.

Realized/Unrealized Capital Gains and Losses
Realized capital gains and losses on investments supporting Health Care and Group Insurance liabilities and Large Case Pensions products (other than experience-rated and discontinued products) are reflected in our operating results. Realized capital gains and losses are determined on a specific identification basis. We reflect purchases and sales of debt and equity securities and alternative investments on the trade date. We reflect purchases and sales of mortgage loans and investment real estate on the closing date.

Realized capital gains and losses on investments supporting Large Case Pensions’ experience-rated and discontinued products are not included in realized capital gains and losses in our statements of income and instead are credited directly to contract holders’ accounts, in the case of experience-rated products, or allocated to the reserve for anticipated future losses, in the case of discontinued products. The contract holders’ accounts are reflected in policyholders’ funds, and the reserve for anticipated future losses is reflected in future policy benefits on our balance sheets.

Unrealized capital gains and losses on investments supporting Health Care and Group Insurance liabilities and Large Case Pensions products (other than experience-rated and discontinued products) are reflected in shareholders’ equity, net of tax, as a component of accumulated other comprehensive loss.

Unrealized capital gains and losses on investments supporting Large Case Pensions’ experience-rated products are credited directly to contract holders’ accounts, which are reflected in policyholders’ funds on our balance sheets. Unrealized capital gains and losses on discontinued products are reflected in other long-term liabilities on our balance sheets.

Refer to Note 19 for additional information on our discontinued products.

Premium Receivables
Premium receivables include the uncollected amounts from fully-insured groups, individuals and government programs and are reported net of an allowance for estimated terminations and uncollectible accounts of $139 million and $146 million at December 31, 2016 and 2015, respectively. We estimate the allowance for estimated terminations and uncollectible accounts using management’s best estimate of collectability, taking into consideration the age of the outstanding amount, historical collection patterns and other economic factors.

Other Receivables
Other receivables include uncollected amounts from self-funded groups, pharmacy rebates, other government receivables, proceeds due from brokers on investment trades, provider advances and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible accounts of $37 million and $20 million at December 31, 2016 and 2015, respectively. We estimate the allowance for uncollectible accounts using management’s best estimate of collectability, taking into consideration the age of the outstanding amount, historical collection patterns and other economic factors.

Reinsurance Recoverables
We utilize reinsurance agreements primarily to reduce our required capital and to facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit us to recover a portion of our losses from reinsurers, although they do not discharge our primary liability as the direct insurer of the risks reinsured. Failure of reinsurers to indemnify us could result in losses; however, we do not expect charges for unrecoverable reinsurance to have a material effect on our operating results or financial position. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of our reinsurers. At December 31, 2016, our reinsurance recoverables consisted primarily of amounts due from third parties that are rated consistent with companies that are considered to have the ability to meet their obligations.

Health Care Contract Acquisition Costs
Health care benefits products included in our Health Care segment are cancelable by either the customer or the member monthly upon written notice. Acquisition costs related to our prepaid health care and health indemnity contracts are generally expensed as incurred. At December 31, 2016 and 2015, the balance of our deferred acquisition costs was $412 million and $305 million, respectively, comprised primarily of commissions paid on our Medicare Supplement products. Deferred acquisition costs are recorded as other current assets or other long-term assets on our balance sheets and are amortized over the estimated life of the contracts.

Goodwill and Other Acquired Intangible Assets
When we complete an acquisition, we apply the acquisition method of accounting, which requires the recognition of goodwill (the excess cost of the acquisition over the fair value of net assets acquired and identified intangible assets). We evaluate goodwill for impairment (at the reporting unit level) annually, or more frequently if circumstances indicate a possible impairment, by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, we have historically compared the implied fair value of the applicable goodwill to its carrying amount to measure the amount of goodwill impairment, if any. Beginning in 2017, we adopted, on a prospective basis, the recently issued accounting standards update related to the methodology utilized to evaluate goodwill impairment. This update simplifies the methodology used to perform our annual, or interim, goodwill impairment evaluations. Our evaluation will be performed by comparing the estimated fair value of a reporting unit with its carrying amount. An impairment charge would be recognized when the carrying amount exceeds the estimated fair value of the reporting unit. Impairments, if any, would be classified as an operating expense. The fair value of each reporting unit substantially exceeded its carrying value in each of the years in the three-year period ended December 31, 2016, and therefore there were no goodwill impairment losses recognized in any of those years.

Our annual impairment tests were based on an evaluation of future discounted cash flows. These evaluations utilized the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Collectively, these evaluations were our best estimates of projected future cash flows. Our discounted cash flow evaluations used discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of the Health Care and Group Insurance segments. Certain other key assumptions utilized, including changes in membership, revenue, health care costs, operating expenses, impacts of health care reform fees, assessments and taxes, and effective tax rates, are based on estimates consistent with those utilized in our annual planning process that we believe are reasonable. If we do not achieve our earnings objectives, the assumptions and estimates underlying these goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment.

We report other acquired intangible assets at historical cost, net of accumulated amortization. Other acquired intangible assets primarily relate to provider networks, customer lists, value of business acquired (“VOBA”), technology and trademarks and are amortized over the useful-life based upon the pattern of future cash flows attributable to the asset. Other than VOBA and indefinite lived trademarks, other acquired intangible assets generally are amortized using the straight-line method. VOBA is amortized over the expected life of the acquired contracts in proportion to estimated premiums. Other intangible assets with indefinite lives are not amortized but are tested for impairment at least annually.

We regularly evaluate whether events or changes in circumstances indicate that the carrying value of other acquired intangible assets may not be recoverable. If we determine that the carrying value of an asset may not be recoverable, we group the asset with other assets and liabilities at the lowest level for which independent identifiable cash flows are available and estimate the future undiscounted cash flows expected to result from future use of the asset group and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset group, we recognize an impairment loss for the amount by which the carrying value of the asset group exceeds its fair value. There were no material impairment losses on other acquired intangible assets recognized in any of the three years ended December 31, 2016, 2015 or 2014.

Property and Equipment
We report property and equipment at historical cost, net of accumulated depreciation. At December 31, 2016 and 2015, the historical cost of property and equipment was each approximately $1.4 billion, and the related accumulated depreciation was $851 million and $774 million, respectively. We calculate depreciation primarily using the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 40 years for buildings and 3 to 15 years for equipment. Depreciation expense was $125 million, $131 million and $137 million for the years ended December 31, 2016, 2015 and 2014, respectively. If we determine the carrying value of our property and equipment is not recoverable, an impairment charge is recorded. There were no material impairment losses on property and equipment recognized in any of the three years ended December 31, 2016, 2015 or 2014.

Separate Accounts
Separate Accounts assets and liabilities in the Large Case Pensions segment represent funds maintained to meet specific objectives of contract holders who bear the investment risk. These assets and liabilities are carried at fair value. Net investment income and net realized capital gains and losses accrue directly to such contract holders. The assets of each account are legally segregated and are not subject to claims arising from our other businesses. Deposits, withdrawals, net investment income and net realized and net unrealized capital gains and losses on Separate Accounts assets are not reflected in our statements of income or cash flows. Management fees charged to contract holders are included in fees and other revenue and recognized over the period earned.

Health Care Costs Payable
Health care costs payable consist principally of unpaid fee-for-service medical, dental and pharmacy claims, capitation costs and other amounts due to health care providers pursuant to risk-sharing arrangements related to the Health Care segment’s Insured Commercial, Medicare and Medicaid products. Unpaid health care claims include our estimate of payments we will make on claims reported to us but not yet paid and for services rendered to members but not yet reported to us as of the balance sheet date (collectively, “IBNR”) in our Health Care segment. Also included in these estimates is the cost of services that will continue to be rendered after the balance sheet date if we are obligated to pay for such services in accordance with contractual or regulatory requirements. Such estimates are developed using actuarial principles and assumptions which consider, among other things, historical and projected claim submission and processing patterns, assumed and historical medical cost trends, historical utilization of medical services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors. We reflect changes in these estimates in health care costs in our operating results in the period they are determined. Capitation costs represent contractual monthly fees paid to participating physicians and other medical providers for providing medical care, regardless of the medical services provided to the member. Approximately 4%, 4% and 5% of our health care costs related to capitated arrangements in 2016, 2015 and 2014, respectively. Amounts due under risk-sharing arrangements are based on the terms of the underlying contracts with the providers and consider claims experience under the contracts through the balance sheet date.

We develop our estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Of those factors, we consider the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate (the year-over-year change in per member per month health care costs) to be the most critical assumptions. In developing our estimate of IBNR, we consistently apply these actuarial principles and assumptions each period, with consideration to the variability of related factors. There have been no significant changes to the methodologies or assumptions used to calculate IBNR in 2016.

We analyze historical claim payment patterns by comparing claim incurred dates (i.e., the date services were provided) to claim payment dates to estimate “completion factors.” We estimate completion factors by aggregating claim data based on the month of service and month of claim payment and estimating the percentage of claims incurred for a given month that are complete by each month thereafter. For any given month, substantially all claims are paid within six months of the date of service, but it can take up to 48 months or longer before all of the claims are completely resolved and paid. These historically-derived completion factors are then applied to claims paid through the financial statement date to estimate the ultimate claim cost for a given month’s incurred claim activity. The difference between the estimated ultimate claim cost and the claims paid through the financial statement date represents our estimate of claims remaining to be paid as of the financial statement date and is included in our health care costs payable. We use completion factors predominantly to estimate reserves for claims with claim incurred dates greater than three months prior to the financial statement date. The completion factors we use reflect judgments and possible adjustments based on data such as claim inventory levels, claim submission and processing patterns and, to a lesser extent, other factors such as changes in health care cost trend rates, changes in membership and changes in product mix. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claims may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than the ultimate cost of claims.

Because claims incurred within three months prior to the financial statement date are less mature, we use a combination of historically-derived completion factors and the assumed health care cost trend rate to estimate the ultimate cost of claims incurred for these months. We place a greater emphasis on the assumed health care cost trend rate for the most recent claim incurred dates as these months may be influenced by seasonal patterns and changes in membership and product mix.

Our health care cost trend rate is affected by changes in per member utilization of medical services as well as changes in the unit cost of such services. Many factors influence the health care cost trend rate, including our ability to manage health care costs through product design, negotiation of favorable provider contracts and medical management programs, as well as the mix of our business. The health status of our members, aging of the population and other demographic characteristics, advances in medical technology and other factors continue to contribute to rising per member utilization and unit costs. Changes in health care practices, inflation, new technologies, increases in the cost of prescription drugs (including specialty pharmacy drugs), direct-to-consumer marketing by pharmaceutical companies, clusters of high-cost cases, claim intensity, changes in the regulatory environment, health care provider or member fraud and numerous other factors also contribute to the cost of health care and our health care cost trend rate.

For each reporting period, we use an extensive degree of judgment in the process of estimating our health care costs payable. As a result, considerable variability and uncertainty is inherent in such estimates; and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rates. For each reporting period we recognize the actuarial best estimate of health care costs payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations at December 31, 2016; however, actual claim payments may differ from our estimates. A worsening (or improvement) of our health care cost trend rates or changes in completion factors from those that we assumed in estimating health care costs payable at December 31, 2016 would cause these estimates to change in the near term, and such a change could be material.

Each quarter, we re-examine previously established health care costs payable estimates based on actual claim payments for prior periods and other changes in facts and circumstances. Given the extensive degree of judgment in this estimate, it is possible that our estimates of health care costs payable could develop either favorably (that is, our actual health care costs for the period were less than we estimated) or unfavorably. The changes in our estimate of health care costs payable may relate to a prior quarter, prior year or earlier periods. For our roll forward of our health care costs payable, refer to Note 7. Our reserving practice is to consistently recognize the actuarial best estimate of our ultimate liability for health care costs payable.

Unpaid claims
Unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts in the Group Insurance segment, including an estimate for IBNR in our Group Insurance segment as of the balance sheet date. Reserves associated with certain short-duration group disability and term life insurance contracts are based upon our estimate of the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from the U.S. Social Security Administration. We develop our estimate of IBNR using actuarial principles and assumptions which consider, among other things, contractual requirements, claim incidence rates, claim recovery rates, seasonality and other relevant factors. We discount certain claim liabilities related to group long-term disability and life insurance waiver of premium contracts. The discount rates generally reflect our expected investment returns for the investments supporting all incurral years of these liabilities. The discount rates for retrospectively-rated contracts are set at contractually specified levels. Our estimates of unpaid claims are subject to change due to changes in the underlying experience of the insurance contracts, changes in investment yields or other factors, and these changes are recorded in current and future benefits in our statements of income in the period they are determined. Refer to Note 7 for additional information related to our long-term disability unpaid claim liabilities.

We estimate our reserve for claims IBNR for life products largely based on completion factors. The completion factors we use are based on our historical experience and reflect judgments and possible adjustments based on data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. At December 31, 2016, we held $246 million in reserves for life claims incurred but not yet reported to us.

There have been no significant changes to the methodologies or assumptions used to calculate IBNR in 2016.

Future policy benefits
Future policy benefits consist primarily of reserves for limited payment pension and annuity contracts in the Large Case Pensions segment and long-duration group life and long-term care insurance contracts in the Group Insurance segment. Reserves for limited payment contracts are computed using actuarial principles that consider, among other things, assumptions reflecting anticipated mortality, retirement, expense and interest rate experience. Such assumptions generally vary by plan, year of issue and policy duration. Assumed interest rates on such contracts ranged from .8% to 11.3% in both 2016 and 2015. We periodically review mortality assumptions against both industry standards and our experience. Reserves for long-duration group life and long-term care contracts represent our estimate of the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. Assumed interest rates on such contracts ranged from 2.5% to 8.8% in both 2016 and 2015. Our estimate of the present value of future benefits under such contracts is based upon mortality, morbidity and interest rate assumptions.

Policyholders’ funds
Policyholders’ funds consist primarily of reserves for pension and annuity investment contracts in the Large Case Pensions segment and customer funds associated with group life and health contracts in the Health Care and Group Insurance segments. Reserves for such contracts are equal to cumulative deposits less withdrawals and charges plus credited interest thereon, net of experience-rated adjustments. In 2016, interest rates for pension and annuity investment contracts ranged from 3.5% to 15.9%, and interest rates for group life and health contracts ranged from 0% to 2.4%. In 2015, interest rates for pension and annuity investment contracts ranged from 3.5% to 14.7%, and interest rates for group life and health contracts ranged from 0% to 2.7%. Reserves for contracts subject to experience rating reflect our rights as well as the rights of policyholders and plan participants.

We also hold funds for health savings accounts (“HSAs”) on behalf of members associated with high deductible health plans. These amounts are held to pay for qualified health care expenses incurred by these members. The HSA balances were approximately $1.7 billion and $1.5 billion at December 31, 2016 and 2015, respectively, and are reflected in other current assets with a corresponding liability in policyholder funds.

We review health care and other insurance liabilities periodically. We reflect any necessary adjustments during the current period in operating results. While the ultimate amount of claims and related expenses are dependent on future developments, it is management’s opinion that the liabilities that have been established are adequate to cover such costs. The health care and other insurance liabilities that are expected to be paid within twelve months are classified as current on our balance sheets.

Premium Deficiency Reserves
We evaluate our insurance contracts to determine if it is probable that a loss will be incurred. We recognize a premium deficiency loss when it is probable that expected future claims, including maintenance costs (for example, direct costs such as claim processing costs), will exceed existing reserves plus anticipated future premiums and reinsurance recoveries. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing and measuring the profitability of such contracts. In the second and third quarters of 2016, we recorded premium deficiency reserves totaling $85 million related to anticipated future losses for the 2016 coverage year in our individual Commercial products. We did not have any premium deficiency reserves at December 31, 2016 or 2015.

Revenue Recognition
Premium Revenue
Health care premiums are recognized as income in the month in which the enrollee is entitled to receive health care services. Health care premiums are reported net of an allowance for estimated terminations and uncollectible amounts. Additionally, premium revenue subject to the ACA’s minimum Medical Loss Ratio (“MLR”) rebate requirements is recorded net of the estimated minimum MLR rebates for the current calendar year. Other premium revenue for group life, long-term care and disability products is recognized as income, net of allowances for termination and uncollectible accounts, over the term of the coverage. Other premium revenue for Large Case Pensions’ limited payment pension and annuity contracts is recognized as revenue in the period received. Premiums related to unexpired contractual coverage periods are reported as unearned premiums in our balance sheets and recognized as revenue when earned.

Some of our contracts allow for premiums to be adjusted to reflect actual experience or the relative health status of members. Such adjustments are reasonably estimable at the outset of the contract, and adjustments to those estimates are made based on actual experience of the customer emerging under the contract and the terms of the underlying contract.

Administrative Service Contract (“ASC”) Fees
Fees and other revenue consists primarily of ASC fees which are received in exchange for performing certain claim processing and member services for health and disability members and are recognized as revenue over the period the service is provided. Fees and other revenue also includes fees related to our pharmacy benefit management and workers’ compensation administrative services products and services. Some of our contracts include guarantees with respect to certain functions, such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that a plan sponsor’s benefit claim experience will fall within a certain range. With any of these guarantees, we are financially at risk if the conditions of the arrangements are not met, although the maximum amount at risk is typically limited to a percentage of the fees otherwise payable to us by the customer involved. Each period we estimate our obligations under the terms of these guarantees and record it as an offset to our ASC fees.

In addition, fees and other revenue also include charges assessed against contract holders’ funds for contract fees, participant fees and asset charges related to pension and annuity products in the Large Case Pensions segment. Other amounts received on pension and annuity investment-type contracts are reflected as deposits and are not recorded as revenue. Some of our Large Case Pensions contract holders have the contractual right to purchase annuities with life contingencies using the funds they maintain on deposit with us. Since these products are considered an insurance contract, when the contract holder makes this election, we treat the accumulated investment balance as a single premium and reflect it as both premiums and current and future benefits in our statements of income.

Accounting for the Medicare Part D Prescription Drug Program Plans (“PDPs”)
We were selected by the Centers for Medicare & Medicaid Services (“CMS”) to be a national provider of PDPs in all 50 states to both individuals and employer groups in 2016, 2015 and 2014. Under these annual contracts, CMS pays us a portion of the premium, a portion of, or a capitated fee for, catastrophic drug costs and a portion of the health care costs for low-income Medicare beneficiaries and provides a risk-sharing arrangement to limit our exposure to unexpected expenses.

We recognize premiums received from, or on behalf of, members or CMS and capitated fees as premium revenue ratably over the contract period. We expense the cost of covered prescription drugs as incurred. Costs associated with low-income Medicare beneficiaries (deductible, coinsurance, etc.) and the catastrophic drug costs paid in advance by CMS are recorded as a liability and offset health care costs when incurred. For individual PDP coverage, the risk-sharing arrangement provides a risk corridor whereby the amount we received in premiums from members and CMS based on our annual bid is compared to our actual drug costs incurred during the contract year. Based on the risk corridor provision and PDP activity-to-date, we record an estimated risk-sharing receivable or payable on a quarterly basis as an adjustment to premium revenue. We perform a reconciliation of the final risk-sharing, low-income subsidy and catastrophic amounts after the end of each contract year.

Health Care Reform
Health Insurer Fee
Since January 1, 2014, the ACA imposes an annual premium-based health insurer fee (“HIF”) for each calendar year payable in September which is not deductible for tax purposes. We are required to estimate a liability for the HIF at the beginning of the calendar year in which the fee is payable with a corresponding deferred asset that is amortized ratably to general and administrative expense over the calendar year. We record the liability for the health insurer fee in accrued expenses and other current liabilities and record the deferred asset in other current assets in our consolidated financial statements. In 2016, 2015 and 2014, general and administrative expense includes $837 million, $857 million and $605 million, respectively, related to our share of the HIF. In December 2015, the Consolidated Appropriation Act was enacted which included a one year suspension in 2017 of the HIF.

Public Exchanges
We are participating in certain public health insurance exchanges established pursuant to the ACA (“Public Exchanges”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers the ACA’s Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”) risk management programs.

We recognize monthly premiums received from Public Exchange members and the Premium Subsidy as premium revenue ratably over the contract period. The Cost Sharing Subsidy offsets health care costs based on our estimate of the portion of claim costs incurred by our low income individual Public Exchange members that qualify for reimbursement by HHS. We record a liability or a receivable depending on whether qualifying health care costs incurred are less than or greater than the Cost Sharing Subsidy received to date.

Reinsurance
The ACA established a temporary reinsurance program that expired at the end of 2016. Under this program, all issuers of major medical commercial insurance products and self-insured plan sponsors are required to contribute funding in amounts set by HHS. Funds collected will be utilized to reimburse issuers’ high claims costs incurred for qualified individual members. The expense related to this required funding is reflected in general and administrative expenses for all of our insurance products with the exception of products associated with qualified individual members; this expense for qualified individual members is reflected as a reduction of premium revenue.

In 2016, 2015 and 2014, our estimated contribution to the funding of the ACA’s reinsurance program was $118 million, $210 million and $336 million, respectively, which was recorded in general and administrative expenses. When annual claim costs incurred by our qualified individual members exceed a specified attachment point, we are entitled to certain reimbursements from this program. We record a receivable and offset health care costs to reflect our estimate of these recoveries.

Risk Adjustment
The ACA established a permanent risk adjustment program to transfer funds from qualified individual and small group insurance plans with below average risk scores to plans with above average risk scores. Based on the risk of our qualified plan members relative to the average risk of members of other qualified plans in comparable markets, we estimate our ultimate risk adjustment receivable or payable for the current calendar year and reflect the pro-rata year-to-date impact as an adjustment to our premium revenue.

Risk Corridor
The ACA established a temporary risk sharing program, which expired at the end of 2016, for qualified individual and small group insurance plans. Under this program we make (or receive) a payment to (or from) HHS based on the ratio of allowable costs to target costs (as defined by the ACA). We record a risk corridor receivable or payable as an adjustment to premium revenue on a pro-rata year-to-date basis based on our estimate of the ultimate risk sharing amount for the current calendar year. At December 31, 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of HHS’s announced pro-rated funding amount for the 2014 program year because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the Cost Sharing Subsidy and 3Rs in each subsequent year, except for the final reconciliation and settlement of the 2014 Cost Sharing Subsidy which occurred in 2016.

Refer to Note 8 for additional information related to the 3Rs.

Voluntary Early Retirement Program
In September 2016, we announced a voluntary early retirement program (the “Program”). Under the terms of the Program, eligible employees elected early retirement during the fourth quarter of 2016. We recorded a liability associated with the Program in accrued expenses and other current liabilities and an expense in general and administrative expenses of $330 million pretax at and for the year ended December 31, 2016, respectively.

Selling Expenses
Selling expenses include broker commissions, the variable component of our internal sales force compensation and premium taxes.

Stock-Based Compensation
We record compensation expense for stock-based awards over their vesting periods primarily based on the estimated fair value at the grant date. For stock appreciation rights (“SARs”), the fair value is estimated using the Black-Scholes option-pricing model. For restricted stock units (“RSUs”) and performance stock units (“PSUs”), the fair value is equal to the market price of the Company's common stock on the date of grant. For market stock units (“MSUs”) and performance stock appreciation rights (“PSARs”), the fair value is estimated using Monte Carlo simulations. Refer to Note 12 for additional information related to our stock-based employee incentive plans.

Income Taxes
We are taxed at the statutory corporate income tax rates after adjusting income reported for financial statement purposes for certain items. We recognize deferred income tax assets and liabilities for the differences between the financial and income tax reporting basis of assets and liabilities based on enacted tax rates and laws. Valuation allowances are provided when it is considered more likely than not that deferred tax assets will not be realized. Deferred income tax expense or benefit primarily reflects the net change in deferred income tax assets and liabilities during the year.

Our current income tax provision reflects the tax results of revenues and expenses currently taxable or deductible. Penalties and interest on our tax positions are classified as a component of our income tax provision.

Measurement of Defined Benefit Pension and Other Postretirement Employee Benefit (“OPEB”) Plans
We sponsor defined benefit pension plans (“pension plans”) and OPEB plans for our employees and retirees. We recognize the funded status of our pension plans and OPEB plans on the consolidated balance sheets based on our year-end measurements of plan assets and benefit obligations. Prepaid pension and OPEB benefits represent prepaid costs related to our pension plans and are reported with other current and long-term assets. Liabilities associated with pension plans and OPEB plans are reported within current and other long-term liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets.

Earnings Per Share
We calculate basic earnings per share based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding SARs, MSUs, PSUs, RSUs and PSARs using the treasury stock method. Refer to Notes 12 and 15 for additional information.

New Accounting Standards
Amendments to the Consolidation Analysis
Effective January 1, 2016, we adopted new accounting guidance related to the evaluation of consolidation for certain legal entities. The new guidance changes how a reporting entity assesses consolidation, including whether an entity is considered a variable interest entity, determination of the primary beneficiary and how related parties are considered in the analysis. The adoption of this new guidance required more of our other investments to be considered variable interest entities; however, it did not require additional investments to be consolidated or de-consolidated or have a material impact on our financial position or operating results. Our variable interest entity disclosures as of December 31, 2015 were retrospectively adjusted to conform with the new accounting guidance. Refer to Note 4 for further discussion.

Simplifying the Presentation of Debt Issuance Costs
Effective January 1, 2016, we adopted new accounting guidance related to the financial statement presentation of all debt issuance costs, including those related to line-of-credit arrangements. The new guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of our debt liability, consistent with the approach used for debt premiums or discounts. We also elected to report debt issuance costs associated with any line-of-credit arrangements as a direct deduction from the carrying amount of our debt liability. Amortization of debt issuance costs also will be reported in our statements of income in interest expense, as opposed to general and administrative expenses. We are applying this new guidance on a full retrospective basis, with all prior periods restated for the new presentation. As a result of adopting this guidance, we reclassified $43 million of other current and long-term assets as a reduction of long-term debt on our balance sheet at December 31, 2015. Additionally, we reclassified an immaterial amount of general and administrative expenses into interest expense for the year ended December 31, 2015.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
Effective January 1, 2016, we adopted new accounting guidance related to the presentation of investments in certain entities that calculate net asset value per share (or its equivalent). The new guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This new guidance is applicable to certain of our investments that reside in our general accounts, separate accounts and employee benefit plans. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Improvements to Employee Share-Based Payment Accounting
Effective April 1, 2016, we elected to early adopt new accounting guidance related to the accounting for and financial statement presentation of employee share-based payments. As a result of adopting this new guidance, we recognized $29 million of excess tax benefits in our statements of income that previously would have been recorded in additional paid-in capital for the year ended December 31, 2016, and correspondingly reclassified the excess tax benefits for the year ended December 31, 2016 from financing activities to operating activities in our statements of cash flows. We applied each of these provisions on a prospective basis, with adjustments reflected as of January 1, 2016, and prior periods were not retrospectively adjusted. Our ability under the new guidance to withhold more shares to satisfy our statutory income tax obligations had no impact on our financial statements and was adopted on a modified retrospective basis. We continue to estimate expected forfeitures of share-based payment awards in each period.

Disclosures about Short-Duration Insurance Contracts
Effective December 31, 2016, we adopted new accounting guidance related to the disclosure of short-duration insurance contracts. The new guidance requires insurance companies that issue short-duration contracts to include additional disclosures about those insurance liabilities, including disaggregation of certain disclosures, as appropriate. The adoption of this new guidance did not have an impact on our financial position or operating results; however, the new guidance required additional disclosure for our health care cost payable and unpaid claims short-duration insurance liabilities that reside in our Health Care and Group Insurance segments.

Future Application of Accounting Standards
Simplifying the Test for Goodwill Impairment
Effective January 1, 2017, we adopted, on a prospective basis, new accounting guidance which simplifies the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. A goodwill impairment charge would be recognized if the carrying amount of a reporting unit exceeds the estimated fair value of the reporting unit. The adoption of this new guidance is not expected to have a material impact on our financial position or operating results.

Revenue from Contracts with Customers
Effective January 1, 2018, we will adopt new accounting guidance related to revenue recognition from contracts with customers. While industry-specific guidance related to contracts with customers within the scope of Accounting Standards Codification (“ASC”) 944 Financial Services - Insurance remains unchanged, most other industry-specific revenue recognition requirements have been removed. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We currently anticipate adopting the new guidance using the modified retrospective approach with a cumulative effect adjustment to retained earnings. While we are still evaluating the impact of this new guidance to our financial statements, we anticipate that any impact will only relate to contracts with customers outside the scope of ASC Topic 944. Adoption of this new guidance could result in reclassifications within our consolidated statements of income; however, we do not anticipate any material changes in the timing of our recognition of revenue or net income.

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

Leases
Effective January 1, 2019, we will adopt new accounting guidance related to the recognition, measurement and disclosure requirements for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and corresponding lease liability on their balance sheets for all leases other than those that meet the definition of a short-term lease. The new guidance also revises certain disclosure requirements regarding leases. While we are still evaluating the impact of adoption of this new guidance, we anticipate that obligations related to our operating leases (as described in Note 17) will be required to be recorded on our balance sheet.

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

3.	Acquisitions, Terminated Acquisition and Terminated Divestiture

Terminated Acquisition of Humana and Terminated Divestiture to Molina
On July 2, 2015, we entered into a definitive agreement (the “Merger Agreement”) to acquire Humana Inc. (“Humana”) in a transaction valued at approximately $37.0 billion, based on the closing price of Aetna common shares on July 2, 2015, including the assumption of Humana debt and Humana cash and cash equivalents.

On July 21, 2016, the U.S. Department of Justice (the “DOJ”) and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that the Humana Acquisition would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Acquisition. On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively the “Parties”) agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017 (the “Termination Date”). Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Acquisition (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We will redeem the Special Mandatory Redemption Notes on or about March 16, 2017. As a result of the redemption of the Special Mandatory Redemption Notes, in the first quarter of 2017, we will recognize on a pretax basis in our net income the entire approximately $420 million unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts and the entire approximately $100 million redemption premium paid on the Special Mandatory Redemption Notes upon such redemption.

In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage relating to the Humana Acquisition, on August 2, 2016, we entered into a definitive agreement (the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. On February 14, 2017, Aetna and Molina entered into a Termination Agreement (the “APA Termination Agreement”) pursuant to which Aetna terminated the Molina APA, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby or entered pursuant thereto. Under the APA Termination Agreement, Aetna agreed to pay Molina in cash (a) a termination fee of $53 million and (b) approximately 70% of

Molina’s transaction costs. We paid Molina the termination fee on February 16, 2017 and funded that payment with the proceeds of the 2016 senior notes. We expect to pay Molina the applicable transaction costs during the first quarter of 2017.

Acquisition of bswift LLC
In November 2014, we acquired bswift LLC (“bswift”) for approximately $400 million. bswift provides a technology platform that offers a retail shopping experience for health insurance exchanges and employees nationwide, and provides benefit administration technology and services to employers. We recorded goodwill related to this transaction of $329 million, none of which will be tax deductible. All of the goodwill related to this acquisition was assigned to our Health Care segment.

Acquisition of the InterGlobal Group
In April 2014, we acquired the InterGlobal group (“InterGlobal”), a company that specializes in international private medical insurance for groups and individuals in the Middle East, Asia, Africa and Europe. The purchase price was not material, and the goodwill related to this acquisition was assigned to our Health Care segment.

4.	Investments

Total investments at December 31, 2016 and 2015 were as follows:

	2016			2015
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,876	$18,866	$21,742	$2,877	$18,446	$21,323
Mortgage loans	170	1,341	1,511	127	1,427	1,554
Other investments	—	1,626	1,626	11	1,792	1,803
Total investments	$3,046	$21,833	$24,879	$3,015	$21,665	$24,680
At December 31, 2016 and 2015, we held investments of $657 million and $690 million, respectively, related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract. These investments are included in the total investments of our Large Case Pensions segment supporting non-experience-rated products. Although these investments are not accounted for as Separate Accounts assets, they are legally segregated and are not subject to claims that arise out of our business and only support our future policy benefits obligations under that group annuity contract. Refer to Note 2 for additional information.

Debt and Equity Securities
Debt and equity securities available for sale at December 31, 2016 and 2015 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
December 31, 2016
Debt securities:
U.S. government securities	$1,643	$51	$—		$1,694
States, municipalities and political subdivisions	5,047	152	(61)		5,138
U.S. corporate securities	8,145	385	(55)		8,475
Foreign securities	2,958	163	(33)		3,088
Residential mortgage-backed securities	793	11	(9)		795
Commercial mortgage-backed securities	1,382	5	(39)	(1)	1,348
Other asset-backed securities	1,077	7	(9)	(1)	1,075
Redeemable preferred securities	22	5	—		27
Total debt securities	21,067	779	(206)		21,640
Equity securities	84	20	(2)		102
Total debt and equity securities (2)	$21,151	$799	$(208)		$21,742
December 31, 2015
Debt securities:
U.S. government securities	$1,804	$69	$(1)		$1,872
States, municipalities and political subdivisions	4,890	244	(9)		5,125
U.S. corporate securities	7,982	340	(147)		8,175
Foreign securities	2,910	148	(61)		2,997
Residential mortgage-backed securities	914	17	(6)		925
Commercial mortgage-backed securities	1,262	17	(9)	(1)	1,270
Other asset-backed securities	910	3	(19)	(1)	894
Redeemable preferred securities	33	11	—		44
Total debt securities	20,705	849	(252)		21,302
Equity securities	23	4	(6)		21
Total debt and equity securities (2)	$20,728	$853	$(258)		$21,323

(1)
At both December 31, 2016 and 2015, we held securities for which we previously recognized an immaterial amount of non-credit related impairments in accumulated other comprehensive loss. These securities each had an immaterial amount of net unrealized capital gains at December 31, 2016 and 2015, respectively.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 19 for additional information on our accounting for discontinued products).  At December 31, 2016, debt and equity securities with a fair value of approximately $2.9 billion, gross unrealized capital gains of $195 million and gross unrealized capital losses of $35 million and, at December 31, 2015, debt and equity securities with a fair value of approximately $3.0 billion, gross unrealized capital gains of $209 million and gross unrealized capital losses of $68 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at December 31, 2016 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or we intend to sell a security prior to maturity.

(Millions)	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,380	$1,394
One year through five years	6,604	6,758
After five years through ten years	5,059	5,162
Greater than ten years	4,772	5,108
Residential mortgage-backed securities	793	795
Commercial mortgage-backed securities	1,382	1,348
Other asset-backed securities	1,077	1,075
Total	$21,067	$21,640

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at December 31, 2016 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At December 31, 2016, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.9 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States. Significant market observable inputs used to value these securities include loss severity and probability of default.  At December 31, 2016, these securities had an average credit quality rating of AAA and a weighted average duration of 6.8 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At December 31, 2016, these securities had an average credit quality rating of AA- and a weighted average duration of 1.2 years.

Summarized below are the debt and equity securities we held at December 31, 2016 and 2015 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total (1)
(Millions, except number of securities)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2016
Debt securities:
U.S. government securities	26	$39	$—	1	$1	$—	27	$40	$—
States, municipalities and political subdivisions	865	2,228	58	37	75	3	902	2,303	61
U.S. corporate securities	1,428	2,277	44	114	101	11	1,542	2,378	55
Foreign securities	649	970	27	62	76	6	711	1,046	33
Residential mortgage-backed securities	188	455	8	104	17	1	292	472	9
Commercial mortgage-backed securities	285	1,038	39	3	3	—	288	1,041	39
Other asset-backed securities	226	403	4	208	177	5	434	580	9
Total debt securities	3,667	7,410	180	529	450	26	4,196	7,860	206
Equity securities	2	3	—	8	3	2	10	6	2
Total debt and equity securities (1)	3,669	$7,413	$180	537	$453	$28	4,206	$7,866	$208
December 31, 2015
Debt securities:
U.S. government securities	48	$67	$—	6	$13	$—	54	$80	$—
States, municipalities and political subdivisions	286	714	6	42	92	3	328	806	9
U.S. corporate securities	2,751	3,169	131	215	144	16	2,966	3,313	147
Foreign securities	793	1,102	50	82	89	11	875	1,191	61
Residential mortgage-backed securities	212	329	3	177	89	3	389	418	6
Commercial mortgage-backed securities	226	562	9	30	24	—	256	586	9
Other asset-backed securities	626	653	16	69	67	4	695	720	20
Total debt securities	4,942	6,596	215	621	518	37	5,563	7,114	252
Equity securities	11	—	5	5	2	1	16	2	6
Total debt and equity securities (1)	4,953	$6,596	$220	626	$520	$38	5,579	$7,116	$258

(1)
At December 31, 2016 and 2015, debt and equity securities in an unrealized capital loss position of $35 million and $68 million, respectively, and with related fair value of $890 million and $966 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that they are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At December 31, 2016, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at December 31, 2016 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$5	$—	$201	$—	$206	$—
One year through five years	70	1	2,083	28	2,153	29
After five years through ten years	288	9	1,559	43	1,847	52
Greater than ten years	317	17	1,244	51	1,561	68
Residential mortgage-backed securities	16	1	456	8	472	9
Commercial mortgage-backed securities	174	6	867	33	1,041	39
Other asset-backed securities	20	1	560	8	580	9
Total	$890	$35	$6,970	$171	$7,860	$206

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate. During 2016 and 2015 we had the following activity in our mortgage loan portfolio:

(Millions)	2016	2015
New mortgage loans	$190	$213
Mortgage loans fully-repaid	173	163
Mortgage loans foreclosed	8	9
We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  These indicators are based upon several factors, including current loan to value ratios, property condition, market trends, creditworthiness of the borrower and deal structure. The vast majority of our mortgage loans fall into categories 2 to 4.

•	Category 1 - Represents loans of superior quality

•	Category 2 to 4 - Represents loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.

•	Categories 5 and 6 - Represents loans where credit risk is not substantial, but these loans warrant management’s close attention.

•	Category 7 - Represents loans where collections are potentially at risk and if necessary, an impairment is recorded.
Based upon our most recent assessments at December 31, 2016 and 2015, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	2016	2015
1	$45	$66
2 to 4	1,449	1,467
5 and 6	17	21
7	—	—
Total	$1,511	$1,554

At December 31, 2016 scheduled mortgage loan principal repayments were as follows:

(Millions)
2017	$171
2018	216
2019	123
2020	166
2021	253
Thereafter	582

Net Investment Income
Sources of net investment income for 2016, 2015 and 2014 were as follows:

(Millions)	2016	2015	2014
Debt securities	$772	$794	$801
Mortgage loans	95	91	108
Other investments	82	78	76
Gross investment income	949	963	985
Investment expenses	(39)	(46)	(39)
Net investment income (1)	$910	$917	$946

(1)	Net investment income includes $208 million, $248 million and $289 million for 2016, 2015 and 2014, respectively, related to investments supporting our experience-rated and discontinued products.

Realized Capital Gains/Losses
Net realized capital (losses) gains for the three years ended December 31, 2016, 2015 and 2014, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2016	2015	2014
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in earnings	$(30)	$(64)	$(5)
Other net realized capital gains (losses)	116	(1)	85
Net realized capital gains (losses)	$86	$(65)	$80

The net realized capital gains in 2016 were primarily attributable to gains from the sales of debt securities and other investments, partially offset by yield-related OTTI on debt securities. The net realized capital losses in 2015 were primarily attributable to yield-related OTTI on U.S. corporate debt securities. The net realized capital gains in 2014 were primarily attributable to gains from the sales of debt and equity securities.

Yield-related impairments are recognized in other comprehensive income unless we have the intention to sell the security in an unrealized capital loss position, in which case the yield-related OTTI is recognized in earnings. In 2016 and 2015, we recognized yield-related OTTI losses of $24 million and $63 million, respectively, related to our debt securities. Yield-related OTTI losses were not significant in 2014. We had no other individually material realized capital losses on debt or equity securities that impacted our operating results during 2016, 2015 or 2014.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of available for sale debt and equity securities and the related gross realized capital gains and losses for 2016, 2015 and 2014 were as follows (1):

(Millions)	2016	2015	2014
Proceeds on sales	$6,725	$4,987	$4,615
Gross realized capital gains	155	83	109
Gross realized capital losses	61	76	36

(1)
The proceeds on sales and gross realized capital gains and losses exclude the impact of the sales of short-term debt securities which primarily relate to our investments in mutual funds. These investments were excluded from the disclosed amounts because they represent an immaterial amount of aggregate gross realized capital gains or losses and have a high volume of sales activity.

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

Variable Interest Entities - Primary Beneficiary
Upon adoption of the new guidance, we identified one hedge fund investment previously consolidated as a Voting Interest Entity in our balance sheets and operating results that is determined to be a VIE under the new guidance. The investment represents a majority-owned hedge fund where we are the investment manager and have the power to direct the activities that most significantly impact the VIE’s economic performance, including determining the hedge fund’s investment strategy. Accordingly, we are the primary beneficiary and will continue to consolidate the investment in our operating results. The fund invests in additional hedge funds that are VIEs; however, we are not the primary beneficiary of these underlying funds as discussed in further detail below.

Substantially all of the assets of the VIE hedge fund are comprised of hedge fund investments reported as long-term investments on our balance sheets. The VIE hedge fund had no material liabilities at December 31, 2016 or 2015. The total amount of the VIE hedge fund’s assets included in long term investments on our balance sheets at December 31, 2016 and 2015 was $472 million and $477 million, respectively.

Variable Interest Entities - Other Variable Interest Holder
Our involvement with VIEs where we are not determined to be the primary beneficiary consists of the following:

•	Hedge fund and private equity investments - We invest in hedge fund and private equity investments in order to generate investment returns for our investment portfolio supporting our businesses.

•
Real estate partnerships - We invest in various real estate partnerships including those that construct, own and manage low-income housing developments. For the low income housing development investments, substantially all of the projected benefits to us are from tax credits and other tax benefits.

We are not the primary beneficiary of these investments because the nature of our involvement with the activities of these VIEs does not give us the power to direct the activities that most significantly impact their economic performance. We record the amount of our investment in these VIEs as long-term investments on our balance sheets and recognize our share of each VIE’s income or losses in earnings.  Our maximum exposure to loss from these VIEs is limited to our investment balances as disclosed below and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.

The total amount of other variable interest holder VIE assets included in long term investments on our balance sheets at December 31, 2016 and 2015 were as follows:

(Millions)	December 31, 2016	December 31, 2015
Hedge fund investments	$384	$418
Private equity investments	454	443
Real estate partnerships	278	254
Total	$1,116	$1,115

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at December 31, 2016 and 2015 were as follows:

(Millions)	December 31, 2016	December 31, 2015
Assets:
Hedge fund investments	$32,926	$33,066
Private equity investments	25,368	28,552
Real estate partnerships	6,743	6,809
Total	$65,037	$68,427

Liabilities:
Hedge fund investments	$2,819	$3,535
Private equity investments	2,354	3,236
Real estate partnerships	4,938	5,045
Total	$10,111	$11,816

Non-controlling (Minority) Interests
At December 31, 2016 and 2015, continuing business non-controlling interests were $62 million and $65 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities.  The non-controlling entities’ share was included in total equity. Net loss attributable to non-controlling interests was $15 million during 2016. Net income attributable to non-controlling interests was $5 million and $4 million during 2015 and 2014, respectively.  These non-controlling interests did not have a material impact on our financial position or operating results.

5.	Fair Value

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

The fair values of our Level 2 debt securities are obtained using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at December 31, 2016 or 2015.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at December 31, 2016 or 2015.  The total fair value of our broker quoted debt securities was $80 million and $78 million at December 31, 2016 and 2015, respectively.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – We currently have two classifications of equity securities:  those that are publicly traded and those that are privately placed.  Our publicly-traded securities are classified in Level 1 because quoted prices are available for these securities in an active market.  For privately placed equity securities, there is no active market; therefore, we classify these securities in Level 3 because we price these securities through an internal analysis of each investment’s financial statements and cash flow projections. Significant unobservable inputs consist of earnings and revenue multiples, discount for lack of marketability and comparability adjustments. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement, which may be significant.

Derivatives – Where quoted prices are available in an active market, our derivatives are classified in Level 1. Certain of our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified in Level 2 because they are traded in markets where quoted market prices are not readily available.

Financial assets and liabilities measured at fair value on a recurring basis in our balance sheets at December 31, 2016 and 2015 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Debt securities:
U.S. government securities	$1,514	$180	$—	$1,694
States, municipalities and political subdivisions	—	5,137	1	5,138
U.S. corporate securities	—	8,395	80	8,475
Foreign securities	—	3,067	21	3,088
Residential mortgage-backed securities	—	795	—	795
Commercial mortgage-backed securities	—	1,348	—	1,348
Other asset-backed securities	—	1,075	—	1,075
Redeemable preferred securities	—	26	1	27
Total debt securities	1,514	20,023	103	21,640
Equity securities	59	—	43	102
Derivatives	—	—	—	—
Total	$1,573	$20,023	$146	$21,742
Liabilities:
Derivatives	$—	$—	$—	$—
December 31, 2015
Assets:
Debt securities:
U.S. government securities	$1,671	$201	$—	$1,872
States, municipalities and political subdivisions	—	5,124	1	5,125
U.S. corporate securities	—	8,111	64	8,175
Foreign securities	—	2,972	25	2,997
Residential mortgage-backed securities	—	925	—	925
Commercial mortgage-backed securities	—	1,270	—	1,270
Other asset-backed securities	—	894	—	894
Redeemable preferred securities	—	39	5	44
Total debt securities	1,671	19,536	95	21,302
Equity securities	2	—	19	21
Derivatives	—	20	—	20
Total	$1,673	$19,556	$114	$21,343
Liabilities:
Derivatives	$—	$88	$—	$88

There were no transfers between Levels 1 and 2 during the years ended December 31, 2016 and 2015.

The changes in the balances of Level 3 financial assets during 2016 were as follows:

(Millions)	Foreign securities	U.S. corporate securities	Equity securities	Other	Total
Beginning balance	$25	$64	$19	$6	$114
Net realized and unrealized capital (losses) gains:
Included in earnings	—	(15)	—	—	(15)
Included in other comprehensive income	—	(4)	11	(3)	4
Other (1)	—	—	3	—	3
Purchases	16	41	10	33	100
Sales	(8)	(3)	—	(5)	(16)
Settlements	(2)	(3)	—	—	(5)
Transfers out of Level 3, net	(10)	—	—	(29)	(39)
Ending balance	$21	$80	$43	$2	$146

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our operating results.

The changes in the balances of Level 3 financial assets during 2015 were as follows:

(Millions)	Foreign securities	U.S. corporate securities	Equity securities	Other	Total
Beginning balance	$32	$58	$18	$54	$162
Net realized and unrealized capital gains (losses):
Included in earnings	—	(6)	—	—	(6)
Included in other comprehensive income	—	2	2	—	4
Other (1)	(1)	—	(3)	—	(4)
Purchases	—	11	2	24	37
Sales	(5)	(1)	—	—	(6)
Settlements	(1)	—	—	(9)	(10)
Transfers out of Level 3, net	—	—	—	(63)	(63)
Ending balance	$25	$64	$19	$6	$114

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our operating results.

The total gross transfers into (out of) Level 3 during the years ended December 31, 2016 and 2015 were as follows:

(Millions)	2016	2015
Gross transfers into Level 3	$—	$1
Gross transfers out of Level 3	(39)	(64)
Net transfers out of Level 3	$(39)	$(63)

Gross transfers out of Level 3 during 2016 primarily related to commercial mortgage-backed securities. Gross transfers out of Level 3 during 2015 primarily related to other asset-backed securities.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried on our balance sheets at adjusted cost or contract value at December 31, 2016 and 2015 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Mortgage loans	$1,511	$—	$—	$1,540	$1,540
Bank loans	8	—	—	8	8
Equity securities (1)	35	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8	—	—	8	8
Without a fixed maturity	378	—	—	364	364
Long-term debt	20,661	—	21,468	—	21,468

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
December 31, 2015
Assets:
Mortgage loans	$1,554	$—	$—	$1,599	$1,599
Bank loans	193	—	180	8	188
Equity securities (1)	35	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	9	—	—	9	9
Without a fixed maturity	371	—	—	351	351
Long-term debt	7,785	—	8,227	—	8,227

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts Measured at Fair Value in our Balance Sheets
Separate Accounts assets in our Large Case Pensions segment represent funds maintained to meet specific objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Net investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Accounts assets are not reflected in our statements of income, shareholders’ equity or cash flows.

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described above in this Note 5.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified in Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at December 31, 2016 and 2015 were as follows:

	2016				2015
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$766	$2,378	$—	$3,144	$751	$2,382	$4	$3,137
Equity securities	166	6	—	172	170	5	—	175
Common/collective trusts	—	582	—	582	—	540	—	540
Total (1)	$932	$2,966	$—	$3,898	$921	$2,927	$4	$3,852

(1)	Excludes $93 million and $183 million of cash and cash equivalents and other receivables at December 31, 2016 and 2015, respectively.

During 2016 and 2015, we had an immaterial amount of Level 3 Separate Accounts financial assets and an immaterial amount of gross transfers of Separate Accounts financial assets into or out of Level 3. During 2016 and 2015, there were no transfers of Separate Accounts financial assets between Levels 1 and 2.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our balance sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements as of December 31, 2016 and December 31, 2015 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset In the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
December 31, 2016
Derivatives	$—	$17	$—	$17
Total	$—	$17	$—	$17

December 31, 2015
Derivatives	$20	$12	$(17)	$15
Total	$20	$12	$(17)	$15

(1) There were no amounts offset in our balance sheets at December 31, 2016 or December 31, 2015.

Financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements as of December 31, 2016 and December 31, 2015 were as follows:

	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Not Offset In the Balance Sheets
		Financial Instruments	Cash Collateral Paid
(Millions)				Net Amount
December 31, 2016
Derivatives	$—	$—	$—	$—
Total	$—	$—	$—	$—

December 31, 2015
Derivatives	$88	$—	$(90)	$(2)
Total	$88	$—	$(90)	$(2)

(1) There were no amounts offset in our balance sheets at December 31, 2016 or December 31, 2015.

6.	Goodwill and Other Acquired Intangible Assets

The change in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2016 and 2015 was as follows:

(Millions)	Health Care	Group Insurance	Total Company
Balance at January 1, 2015	$10,500	$113	$10,613
Acquisitions	12	—	12
Dispositions	—	—	—
Subsequent adjustments	12	—	12
Balance at December 31, 2015	10,524	113	10,637
Acquisitions	—	—	—
Dispositions	—	—	—
Subsequent adjustments	—	—	—
Balance at December 31, 2016	$10,524	$113	$10,637

No goodwill is allocated to the Large Case Pensions segment. The increase in goodwill during 2015 was due to purchase accounting adjustments related to the bswift acquisition and goodwill associated with an immaterial acquisition.

Other acquired intangible assets at December 31, 2016 and 2015 were comprised of the following:

(Millions)	Cost	Accumulated Amortization	Net Balance	Amortization Period (Years)
2016
Provider networks	$1,254	$694	$560	12-25	(1)
Customer lists	1,166	485	681	3-14	(1)
Value of business acquired	149	92	57	20
Technology	176	123	53	4-10
Other	10	4	6	10-15
Definite-lived trademarks	170	107	63	5-20
Indefinite-lived trademarks	22	—	22
Total other acquired intangible assets	$2,947	$1,505	$1,442
2015
Provider networks	$1,254	$632	$622	12-25	(1)
Customer lists	1,165	374	791	5-14	(1)
Value of business acquired	149	80	69	20
Technology	176	93	83	4-10
Other	10	3	7	2-15
Definite-lived trademarks	170	76	94	5-20
Indefinite-lived trademarks	22	—	22
Total other acquired intangible assets	$2,946	$1,258	$1,688

(1)
The amortization period for our provider networks and customer lists includes an assumption of renewal or extension of these arrangements.  At both December 31, 2016 and 2015, the periods prior to the next renewal or extension for our provider networks primarily ranged from 1 to 3 years, and the period prior to the next renewal or extension for our customer lists was 1 year. Any costs related to the renewal or extension of these contracts are expensed as incurred.

We estimate annual pre-tax amortization for other acquired intangible assets over the next five years to be as follows:

(Millions)
2017	$234
2018	198
2019	192
2020	180
2021	156

7.	Health Care and Other Insurance Liabilities

Health Care Costs Payable
The following is information about incurred and cumulative paid Health Care claims development as of December 31, 2016, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. Refer to Note 2 for information on how we estimate our IBNR reserve and health care costs payable as well as changes to those methodologies, if any. Our estimate of IBNR liabilities is primarily based on trend and completion factors. Claim frequency is not used in the calculation of our liability. In addition, it is impracticable to disclose claim frequency information for health care claims due to our inability to gather consistent claim frequency information across our multiple claims processing systems. Any claim frequency count disclosure would not be comparable across our different claim processing systems and would not be consistent from period to period based on the volume of claims processed through each system. As a result, we have not included health care claim count frequency in the disclosures included below.

The information about incurred and paid Health Care claims development for the year ended December 31, 2015 is presented as required unaudited supplemental information.

	Incurred Health Care Claims,
	Net of Reinsurance
(Millions)	For the Years Ended December 31,
Date of Service	2015	2016
	(Unaudited)
2015	$41,825	$41,114
2016		44,110
	Total	$85,224

	Cumulative Paid Health Care Claims,
	Net of Reinsurance
(Millions)	For the Years Ended December 31,
Date of Service	2015	2016
	(Unaudited)
2015	$35,735	$40,947
2016		37,888
	Total	$78,835
All outstanding liabilities for health care costs payable prior to 2015, net of reinsurance		66
Total outstanding liabilities for health care costs payable, net of reinsurance		$6,455

At December 31, 2016, total Health Care IBNR liabilities plus expected development on reported claims totaled approximately $5.6 billion. Substantially all of the total Health Care IBNR liabilities plus expected development on reported claims at December 31, 2016 related to the current year.

The reconciliation of the December 31, 2016 Health Care net incurred and paid claims development tables to the health care costs payable liability in the consolidated balance sheet is as follows:

(Millions)	December 31, 2016
Short-duration health care costs payable, net of reinsurance	$6,455
Reinsurance recoverables	5
Insurance lines other than short duration	98
Total health care costs payable	$6,558

The following table shows the components of the change in health care costs payable during 2016, 2015 and 2014:

(Millions)	2016	2015	2014
Health care costs payable, beginning of the period	$6,306	$5,621	$4,547
Less: Reinsurance recoverables	4	6	8
Health care costs payable, beginning of the period, net	6,302	5,615	4,539
Acquisition of businesses	—	—	29
Add: Components of incurred health care costs
Current year	45,019	42,553	41,328
Prior years	(764)	(841)	(581)
Total incurred health care costs	44,255	41,712	40,747
Less: Claims paid
Current year	38,700	36,389	35,851
Prior years	5,304	4,636	3,849
Total claims paid	44,004	41,025	39,700
Health care costs payable, end of period, net	6,553	6,302	5,615
Add: Reinsurance recoverables	5	4	6
Health care costs payable, end of period	$6,558	$6,306	$5,621

Our estimates of prior years’ health care costs payable decreased in each of 2016, 2015 and 2014, respectively, because claims settled for amounts less than originally estimated, primarily due to lower health care cost trends as well as the actual claim submission time being faster than we assumed in establishing our health care costs payable in the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of the current year health care costs payable.

Long-Term Disability Unpaid Claims
The following is information about incurred and cumulative paid long-term disability claims development as of December 31, 2016, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. Refer to Note 2 for information on how we estimate our IBNR reserve and unpaid long-term disability claims liability as well as changes to those methodologies. We define a unique claim in our long-term disability Insured products based on the date an individual is placed on disability. There have been no significant changes to the methodologies or assumptions used to determine claim frequency in 2016.

The information about incurred and paid long-term disability claims development for the years ended December 31, 2011 through 2015 is presented as required unaudited supplemental information. At December 31, 2016, we have disclosed six years of claims development and will add one year going forward in each subsequent year until we reach ten years of disclosure.

	Incurred Long-Term Disability Claims, Net of Reinsurance
	For the Years Ended December 31,						As of December 31, 2016
(Millions)	(Unaudited)						Total IBNR liabilities plus expected development on reported claims	Cumulative number of reported claims (Actual)
Date of Service	2011	2012	2013	2014	2015	2016
2011	$360	$346	$335	$338	$342	$340	$2	6,988
2012		413	394	385	381	384	1	8,171
2013			473	482	463	478	2	10,104
2014				512	490	481	8	11,622
2015					533	504	18	12,924
2016						573	270	11,464
					Total	$2,760

	Cumulative Paid Long-Term Disability Claims, Net of Reinsurance
(Millions)	For the Years Ended December 31,
	(Unaudited)
Date of Service	2011	2012	2013	2014	2015	2016
2011	$20	$96	$144	$173	$199	$219
2012		24	119	177	208	236
2013			32	151	224	264
2014				35	161	242
2015					40	181
2016						48
					Total	1,190
All outstanding unpaid long-term disability claims prior to 2011, net of reinsurance						754
Total outstanding unpaid long-term disability claims, net of reinsurance						$2,324

The reconciliation of the December 31, 2016 short-duration long-term disability net incurred and paid claims development tables to the short-duration long-term disability unpaid claims liability is as follows:

December 31, 2016
Short-duration long-term disability unpaid claims, net of reinsurance	$2,324
Reinsurance recoverables	26
Impact of discounting	(446)
Total short-duration long-term disability unpaid claims	$1,904
The following is information on long-term disability unpaid claims liabilities presented at present value:

Unpaid Long-Term Disability Claims Liabilities Presented at Present Value
	Carrying amount of unpaid claims liabilities		Discount rate		Aggregate amount of discount
	As of December 31,		As of December 31,		As of December 31,
(Millions)	2016	2015	2016	2015	2016	2015
Long-term disability	$1,878	$1,793	5.0%	5.4%	$446	$473

Interest accretion in the amounts of $97 million, $97 million and $93 million were recognized for the years ended December 31, 2016, 2015 and 2014, respectively, within current and future benefits in our statements of income.

The following is required unaudited supplementary information about average historical long-term disability claims duration as of December 31, 2016:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
Long-term disability	7.3%	25.3%	15.0%	8.2%	6.9%	5.8%

The following table shows the components of the change in unpaid long-term disability claims during 2016, 2015 and 2014:

(Millions)	2016	2015	2014
Long-term disability unpaid claims beginning of the period	$1,819	$1,772	$1,685
Less: Reinsurance recoverables	27	27	28
Long-term disability unpaid claims, beginning of the period, net	1,792	1,745	1,657
Add: Components of incurred claims
Current year	529	488	465
Prior years	41	(4)	22
Total incurred claims	570	484	487
Less: Claims paid
Current year	48	40	35
Prior years	436	397	364
Total claims paid	484	437	399
Long-term disability unpaid claims, end of period, net	1,878	1,792	1,745
Add: Reinsurance recoverables	26	27	27
Long-term disability unpaid claims, end of period	$1,904	$1,819	$1,772

Our estimates of prior years’ long-term disability unpaid claims liability were relatively consistent with actual results in each of 2016, 2015 and 2014, respectively.

The reconciliation of the short-duration long-term disability unpaid claims liability to the total unpaid claims liability in the consolidated balance sheet is as follows for 2016, 2015 and 2014:

(Millions)	2016	2015	2014
Short duration long-term disability unpaid claims	$1,904	$1,819	$1,772
Term life unpaid claims	481	493	518
Other unpaid claims	119	116	106
Total unpaid claims	$2,504	$2,428	$2,396

8.	The ACA’s Reinsurance, Risk Adjustment and Risk Corridor

We participate in certain Public Exchanges established pursuant to the ACA. Under regulations established by HHS, HHS pays us a portion of the Premium Subsidy and the Cost Sharing Subsidy for low-income individual Public Exchange members. In addition, HHS administers the 3Rs risk management programs.

Our current net receivable (payable) related to the 3Rs risk management programs at December 31, 2016 and 2015 was as follows:

	At December 31, 2016			At December 31, 2015
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Total current net receivable (payable)	$202	$(690)	$(10)	$395	$(710)	$(8)

At December 31, 2016, we estimate that we are entitled to receive a total of $465 million from HHS under the three-year ACA risk corridor program for the 2014 through 2016 program years. In November 2016, HHS announced that all 2015 ACA risk corridor collections will be used to pay a portion of the balances on the 2014 ACA risk corridor payments. At December 31, 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of HHS’s announced pro-rated funding amount for the 2014 program year because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the Cost Sharing Subsidy and 3Rs in each subsequent year, except for the final reconciliation and settlement of the 2014 Cost Sharing Subsidy which occurred in 2016.

Refer to Note 2 for additional information.

9.	Debt

Long-term debt
The carrying value of our long-term debt at December 31, 2016 and 2015 was as follows:

(Millions)	2016	2015
Senior notes, 5.95% due March 2017 (1)	$386	$402
Senior notes, 1.75% due May 2017 (1)	250	249
Senior notes, 1.5% due November 2017 (1)	499	498
Senior notes, floating rate due December 2017 (1)	499	—
Senior notes, 1.7% due June 2018	997	—
Senior notes, 2.2% due March 2019	374	373
Senior notes, 1.9% due June 2019	1,642	—
Senior notes, 3.95% due September 2020	745	743
Senior notes, 2.4% due June 2021	1,839	—
Senior notes, 5.45% due June 2021	661	675
Senior notes, 4.125% due June 2021	495	494
Senior notes, 2.75% due November 2022	986	983
Senior notes, 2.8% due June 2023	1,290	—
Senior notes, 3.5% due November 2024	742	741
Senior notes, 3.2% due June 2026	2,771	—
Senior notes, 4.25% due June 2036	1,480	—
Senior notes, 6.625% due June 2036	765	765
Senior notes, 6.75% due December 2037	527	527
Senior notes, 4.5% due May 2042	478	477
Senior notes, 4.125% due November 2042	489	489
Senior notes, 4.75% due March 2044	371	371
Senior notes, 4.375% due June 2046	2,375	—
Total long-term debt	20,661	7,787
Less current portion of long-term debt	1,634	—
Less credit facility issuance costs	—	2
Total long-term debt, less current portion and credit facility issuance costs	$19,027	$7,785

(1)
At December 31, 2016, our 5.95% senior notes due March 2017, 1.75% senior notes due May 2017, 1.5% senior notes due November 2017 and floating rate senior notes due December 2017 are each classified as current in our consolidated balance sheet.

At December 31, 2016 the amount of future maturities of our long-term debt are as follows:

(Millions)
2017	$1,634
2018	997
2019	2,016
2020	745
2021	2,995
Thereafter	12,274

2016 Senior Notes; Long-Term Debt and Bridge Credit Agreement
In June 2016, in connection with the Humana Acquisition, we issued the 2016 senior notes, which are comprised of: $500 million of floating rate senior notes due December 2017, $1.0 billion of 1.7% senior notes due June 2018, approximately $1.7 billion of 1.9% senior notes due June 2019, approximately $1.9 billion of 2.4% senior notes due June 2021, $1.3 billion of 2.8% senior notes due June 2023, $2.8 billion of 3.2% senior notes due June 2026, $1.5 billion of 4.25% senior notes due June 2036 and $2.4 billion of 4.375% senior notes due June 2046. As a result of the termination of the Merger Agreement, we will redeem all of the $10.2 billion aggregate principal amount of the 2016 senior notes that are due in 2019, 2021, 2026, 2036 and 2046 at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We will redeem those notes on or about March 16, 2017, and we expect to fund the redemption with the proceeds of the 2016 senior notes.

On July 30, 2015, we entered into a $13.0 billion 364-day senior unsecured bridge credit agreement (the “Bridge Credit Agreement”) with a group of fifteen lenders. In connection with the closing of the 2016 senior notes, we terminated the Bridge Credit Agreement effective June 9, 2016. There were no amounts outstanding under the Bridge Credit Agreement at any time during the year ended December 31, 2016.

Early Extinguishment of Long-Term Debt
November 2014
On November 3, 2014, we announced the redemption for cash of the entire $496 million aggregate principal amount outstanding of our 6.50% senior notes due 2018. The redemption of these notes occurred on December 3, 2014 (the “December Redemption Date”) at a redemption price that included a make-whole premium, plus interest accrued and unpaid at the December Redemption Date. We financed the redemption by issuing $750 million of 3.5% senior notes due 2024 (the “November 2014 Senior Notes”). As a result of the redemption, in the fourth quarter of 2014, we recorded a loss on the early extinguishment of long-term debt of $58 million ($89 million pretax).

In April 2014, we entered into an interest rate swap with a notional value of $250 million. We designated this swap as a cash flow hedge against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2018. In November 2014, prior to issuing the November 2014 Senior Notes used to refinance our 6.50% senior notes due 2018 and for general corporate purposes, we terminated this swap and paid an aggregate of $15 million to the swap counterparty upon termination. We performed a final effectiveness test upon termination of this swap and determined there was $3 million pretax of ineffectiveness that arose due to the actual debt issuance date being earlier than forecasted. The ineffectiveness was recorded as a realized capital loss in the fourth quarter of 2014. The effective portion of the hedge loss of $12 million pretax was recorded in accumulated other comprehensive loss, net of tax, and is being amortized as an increase to interest expense over the first 20 semi-annual interest payments of the November 2014 Senior Notes.

March 2014
On February 7, 2014, we announced the redemption for cash of the entire $750 million aggregate principal amount outstanding of our 6.0% senior notes due 2016. The redemption of these notes occurred on March 14, 2014 (the “March Redemption Date”) at a redemption price that included a make-whole premium, plus interest accrued and unpaid at the March Redemption Date. We financed the redemption by issuing $375 million of 2.2% senior notes due 2019 and $375 million of 4.75% senior notes due 2044 (collectively, the “March 2014 Senior Notes”), together with other available resources. As a result of the redemption, in the first quarter of 2014, we recorded a loss on the early extinguishment of long-term debt of $60 million ($92 million pretax).

During June and July 2012, we entered into two interest rate swaps with an aggregate notional value of $375 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to refinance our 6.0% senior notes due 2016. In March 2014, prior to issuing the March 2014 Senior Notes used to refinance our 6.0% senior notes due 2016, we terminated these swaps and received an aggregate of $34 million from the swap counterparties upon termination. We performed a final effectiveness test upon termination of these swaps and determined there was $12 million pretax of ineffectiveness that arose due to the actual debt issuance date being earlier than forecasted. The ineffectiveness was recorded as a realized capital gain in the first quarter of 2014. The effective portion of the hedge gain of $22 million pretax was recorded in accumulated other comprehensive loss, net of tax, and is being amortized as a reduction to interest expense over the first 20 semi-annual interest payments associated with the $375 million of 4.75% senior notes due 2044.

Cash Flow Hedges
In 2015 and 2016, we entered into various interest rate swaps and treasury rate locks with an aggregate notional value of $3.5 billion. We designated these interest rate swaps and treasury rate locks as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition.

During the second quarter of 2016, prior to issuing the 2016 senior notes, we terminated interest rate swaps with an aggregate notional value of $2.3 billion and paid an aggregate of $193 million to the swap counterparties upon termination. We performed a final effectiveness test upon the termination of each swap, and the effective portion of the hedge loss of $193 million was recorded in accumulated other comprehensive loss, net of tax, as the forecasted future issuance of fixed-rate debt associated with the Humana Acquisition remained probable of occurring at the time of termination. Upon termination of the interest rate swaps in the second quarter of 2016, we concurrently entered into treasury rate locks with an aggregate notional value of $2.3 billion to replace the vacated hedged positions. The treasury rate locks were designated as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Acquisition. In June 2016, in conjunction with the issuance of the 2016 senior notes, we terminated outstanding interest rate swaps and treasury rate locks with an aggregate notional value of $3.5 billion and paid an aggregate of $51 million to the hedge counterparties upon termination. We performed a final effectiveness test upon termination of each interest rate swap and treasury rate lock, and the effective portion of the hedge loss of $51 million was recorded in accumulated other comprehensive loss, net of tax. Upon the redemption of certain of the 2016 senior notes as described above, the remaining unamortized effective portion of the hedge loss recorded in accumulated other comprehensive income will be recognized in net income upon such redemption for each of the cash flow hedges discussed above.

In March 2014, we entered into two interest rate swaps with an aggregate notional value of $500 million. We designated these swaps as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to refinance long-term debt maturing in 2017. On September 30, 2015, we modified the timing of the forecasted future issuance of fixed-rate debt in conjunction with the expected timing of the financing of the Humana Acquisition and, as a result, we de-designated these swaps and re-designated them as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt. The effective portion of the hedge loss of $73 million pretax remains in accumulated other comprehensive loss, net of tax, and will be amortized as an increase to interest expense over the first 20 semi-annual interest payments related to the fixed-rate debt. At March 31, 2016, we performed a quarterly effectiveness test of these swaps and determined there was $4 million pretax of ineffectiveness. That ineffectiveness was recorded as a realized capital loss in the first quarter of 2016. In June 2016, we terminated the hedges in conjunction with the issuance of the 2016 senior notes and paid an aggregate of $103 million to the hedge counterparties upon termination. We performed a final effectiveness test upon termination of each interest rate swap and determined there was $2 million pretax of ineffectiveness. That ineffectiveness was recorded as a realized capital loss in the second quarter of 2016. The effective portion of the hedge loss of $25 million pretax was recorded in accumulated other comprehensive loss, net of tax. Upon the redemption of certain of the 2016 senior notes as described above, the remaining unamortized effective portion of the hedge loss recorded in accumulated other comprehensive income will be recognized in net income upon such redemption.

Refer to Note 14 for additional information regarding hedge losses reclassified from accumulated other comprehensive loss to net income during the year ended December 31, 2016. Upon the redemption of certain of the 2016 senior notes in the first quarter of 2017, the remaining unamortized effective portion of the hedge loss as discussed above of approximately $330 million pretax recorded in accumulated other comprehensive income will be recognized in net income as a realized capital loss.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, in connection with the acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment Agreement”). On March 2, 2015, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). On July 30, 2015, in connection with the Humana Acquisition, we entered into a Third Amendment (the “Third Amendment,” and together with the First Amendment, the Incremental Commitment Agreement, the Second Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. The Third Amendment modified the calculation of total debt for the purposes of determining compliance prior to the Closing Date (as defined below) with certain covenants to exclude debt incurred by us to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt are set aside to finance the Humana Acquisition, the other financing transactions related to the Humana Acquisition and/or the payment of fees and expenses incurred in connection therewith or (B) such debt is subject to mandatory redemption in the event that the Merger Agreement is terminated or expires.

In addition, upon our agreement with one or more financial institutions, we may expand the commitments under the Facility by an additional $500 million. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. In each of 2013, 2014 and 2015, we extended the maturity date of the Facility by one year. The maturity date of the Facility is March 27, 2020.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at December 31, 2016.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility). We met this requirement at December 31, 2016.  There were no amounts outstanding under the Facility at any time during the year ended December 31, 2016 or 2015.

Term Loan Agreement
On July 30, 2015, in connection with the Humana Acquisition, we entered into a senior three-year $3.2 billion term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. The lenders’ commitments under the Term Loan Agreement terminated on February 14, 2017, as a result of the termination of the Merger Agreement.

Commercial Paper
At December 31, 2016 and 2015, we did not have any commercial paper outstanding.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at December 31, 2016 was $854 million. At both December 31, 2016 and 2015, we did not have any outstanding borrowings from the FHLBB.

10.	Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
We sponsor various defined benefit plans, including two pension plans, and OPEB plans that provide certain health care and life insurance benefits for retired employees, including those of our former parent company.

During 2016, 2015 and 2014 we did not make any contribution to the Aetna Pension Plan. Effective December 31, 2010, our employees no longer earn future pension service credits in the Aetna Pension Plan (i.e., the Plan was “frozen” effective December 31, 2010), although the Aetna Pension Plan will continue to operate and account balances will continue to earn annual interest credits.

In July 2014, we enhanced the Aetna Pension Plan. Effective December 1, 2014, we permitted certain current and future former employees with deferred vested Aetna Pension Plan balances to elect to receive a 100% lump-sum distribution. This election is a permanent addition to the Aetna Pension Plan. In addition, in July 2014, we announced a limited-time offer permitting certain former employees with deferred vested Aetna Pension Plan balances to elect a 100% lump-sum distribution. These distributions in 2014 were funded from existing Aetna Pension Plan assets and exceeded the total 2014 service and interest cost. As a result, we performed a remeasurement of the Aetna Pension Plan, and we recorded a pretax non-cash settlement charge of $112 million in 2014 in general and administrative expenses.

We also sponsor a non-qualified supplemental pension plan (the “Non-qualified Pension Plan”) that, prior to January 1, 2007, had been used to provide benefits for wages above the Internal Revenue Code wage limits applicable to tax qualified pension plans (such as the Aetna Pension Plan). Effective January 1, 2007, no new benefits accrue under the Non-qualified Pension Plan, but interest will continue to be credited on outstanding supplemental cash balance accounts; and the plan may continue to be used to credit special pension arrangements.

In addition, we currently provide certain medical and life insurance benefits for retired employees, including those of our former parent company. We provide subsidized health care benefits to certain eligible employees who terminated employment prior to December 31, 2006. There is a cap on our portion of the cost of providing medical and dental benefits to our retirees. Through December 31, 2015, all current and future retirees and employees who terminated employment at age 45 or later with at least five years of service were eligible to participate in our group health plans at their own cost. Effective January 1, 2016, only current and future retirees and employees who terminate employment at age 55 or later are eligible for such participation.

The information set forth in the following tables is based upon current actuarial reports using the annual measurement dates (December 31, for each year presented) for our pension and OPEB plans.

The following table shows the changes in the benefit obligations during 2016 and 2015 for our pension and OPEB plans:

	Pension Plans		OPEB Plans
(Millions)	2016	2015	2016	2015
Benefit obligation, beginning of year	$5,946	$6,505	$257	$277
Interest cost	260	261	11	11
Actuarial loss (gain)	161	(453)	—	(10)
Benefits paid	(335)	(367)	(20)	(21)
Benefit obligation, end of year	$6,032	$5,946	$248	$257

The pension plans’ benefit obligation remained relatively consistent in 2016 driven by interest cost recognized in 2016 and an increase in actuarial losses arising as a result of a lower discount rate as further described below; substantially offset by benefits paid in 2016.

The Aetna Pension Plan comprises 96% of the pension plans’ total benefit obligation at December 31, 2016. The discount rates used to determine the benefit obligation of our pension and OPEB plans were calculated using a yield curve as of our annual measurement date. Each yield curve consisted of a series of individual discount rates, with each discount rate corresponding to a single point in time, based on high-quality bonds. Projected benefit payments are discounted to the measurement date using the corresponding rate from the yield curve. The weighted average discount rate for our pension plans was 4.22% and 4.50% for 2016 and 2015, respectively. The discount rate for our OPEB plans was 4.12% and 4.39% for 2016 and 2015, respectively. The discount rates differ for our pension and OPEB plans due to the duration of the projected benefit payments for each plan.

Beginning in 2017, we changed the approach used to estimate the interest cost component of net periodic benefit cost for pension and OPEB for plans that utilize a yield curve approach. Historically, we estimated the interest cost using a single weighted-average discount rate derived from the yield curve used to measure the projected benefit obligation. With this refinement, we will measure interest cost by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe the new approach provides a more precise measurement of interest cost. This refinement has no effect on the measurement of our plan obligations. We have accounted for this as a change in accounting estimate and accordingly, have accounted for it on a prospective basis beginning in 2017.

Additionally, based on the mortality experience of our pension and OPEB plans, in 2016 we utilized the RP-2014 Mortality Table with a generation projection of future mortality improvements using Scale MP-2016. In 2015 we utilized the RP-2014 Mortality Table with a generational projection of future mortality improvements using Scale MP-2015. In 2014 we utilized the RP-2014 Mortality Table with a generational projection of future mortality improvements using Scale MP-2014.

The following table reconciles the beginning and ending balances of the fair value of plan assets during 2016 and 2015 for our pension and OPEB plans:

	Pension Plans		OPEB Plans
(Millions)	2016	2015	2016	2015
Fair value of plan assets, beginning of year	$5,802	$6,147	$55	$58
Actual return on plan assets	426	—	1	1
Employer contributions	21	22	16	17
Benefits paid	(335)	(367)	(20)	(21)
Fair value of plan assets, end of year	$5,914	$5,802	$52	$55

The difference between the fair value of plan assets and the plan’s benefit obligation is referred to as the plan’s funded status. This funded status is an accounting-based calculation and is not indicative of our mandatory funding requirements.

The funded status of our pension and OPEB plans at the measurement date for 2016 and 2015 was as follows:

	Pension Plans		OPEB Plans
(Millions)	2016	2015	2016	2015
Benefit obligation	$(6,032)	$(5,946)	$(248)	$(257)
Fair value of plan assets	5,914	5,802	52	55
Funded status	$(118)	$(144)	$(196)	$(202)

At December 31, 2016, the fair value of plan assets of the Aetna Pension Plan was in excess of the benefit obligations, while the Non-qualified Pension Plan had benefit obligations in excess of the fair value of plan assets. Below is the funded status of each of our Pension Plans:

	Aetna Pension Plan		Non-qualified Pension Plan
(Millions)	2016	2015	2016	2015
Benefit obligation	$(5,807)	$(5,714)	$(225)	$(232)
Fair value of plan assets	5,914	5,802	—	—
Funded status	$107	$88	$(225)	$(232)

The amounts in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost as of December 31, 2016 and 2015 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2016	2015	2016	2015
Unrecognized prior service credit	$—	$(1)	$(19)	$(22)
Unrecognized net actuarial losses	2,460	2,398	66	67
Amount recognized in accumulated other comprehensive loss	$(2,460)	$(2,397)	$(47)	$(45)

The (liabilities) assets recognized on our balance sheets at December 31, 2016 and 2015 for our pension and OPEB plans were comprised of the following:

	Pension Plans		OPEB Plans
(Millions)	2016	2015	2016	2015
Accrued benefit assets reflected in other long-term assets	$107	$88	$—	$—
Accrued benefit liabilities reflected in other current liabilities	(20)	(19)	(13)	(14)
Accrued benefit liabilities reflected in other long-term liabilities	(205)	(213)	(183)	(188)
Net amount of (liabilities) assets recognized at December 31,	$(118)	$(144)	$(196)	$(202)

At December 31, 2016, we had approximately $2.5 billion and $66 million of net actuarial losses for our pension and OPEB plans, respectively, and $19 million of prior service credits for our OPEB plans and an immaterial amount of prior service credits for our pension plan, that have not been recognized as components of net periodic benefit costs. We expect to recognize $65 million and $2 million in amortization of net actuarial losses for our pension and OPEB plans, respectively, and $4 million in amortization of prior service credits for our OPEB plans in 2017. Our amortization of prior service credits for our pension plans in 2017 is not expected to be material.

Components of the net periodic benefit (income) cost of our defined benefit pension plans and OPEB plans for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Pension Plans			OPEB Plans
(Millions)	2016	2015	2014	2016	2015	2014
Amortization of prior service credit	$—	$(1)	$(1)	$(4)	$(4)	$(4)
Interest cost	260	261	288	11	11	12
Expected return on plan assets	(389)	(419)	(422)	(3)	(3)	(3)
Recognized net actuarial losses	61	62	47	3	3	1
Settlement charge	—	—	112	—	—	—
Net periodic benefit (income) cost	$(68)	$(97)	$24	$7	$7	$6

The weighted average assumptions used to determine net periodic benefit (income) cost in 2016, 2015 and 2014 for the pension and OPEB plans were as follows:

	Pension Plans			OPEB Plans
	2016	2015	2014	2016	2015	2014
Discount rate	4.50%	4.12%	4.96%	4.39%	4.02%	4.73%
Expected long-term return on plan assets	6.90%	7.00%	7.00%	4.75%	5.30%	5.30%

We assume different health care cost trend rates for medical costs and prescription drug costs in estimating the expected costs of our OPEB plans. The assumed medical cost trend rate for 2017 is 5.5%, decreasing gradually to 4.5% by 2024. The assumed prescription drug cost trend rate for 2017 is 10.2%, decreasing gradually to 4.5% by 2024. These assumptions reflect our historical as well as expected future trends for retirees. In addition, the trend assumptions reflect factors specific to our retiree medical plan, such as plan design, cost-sharing provisions, benefits covered and the presence of subsidy caps. A one-percentage point increase in both the assumed medical cost and assumed prescription drug cost trend rates would result in a $.3 million pretax increase in the aggregate of the service and interest cost components of OPEB costs and a $8 million increase in the OPEB benefit obligation. A one-percentage point decrease in both the assumed medical cost and assumed prescription drug cost trend rates would result in a $.2 million pretax decrease in the aggregate of the service and interest cost components of OPEB costs and an $7 million decrease in the OPEB benefit obligation.

Our current funding strategy for the Aetna Pension Plan is to fund an amount at least equal to the minimum funding requirement as determined under applicable regulatory requirements with consideration of factors such as the maximum tax deductibility of such amounts. Minimum funding requirements for the Aetna Pension Plan were met in 2016 and 2015, and we were not required to make cash contributions for either of those years. We do not have any required contribution to the Aetna Pension Plan in 2017, although we may voluntarily contribute $60 million in 2017. Employer contributions related to the supplemental pension and OPEB plans represent payments to retirees for current benefits. We have no plans to return any pension or OPEB plan assets to the Company in 2017. Our non-qualified supplemental pension plan and OPEB plans do not have minimum funding requirements.

Expected benefit payments, which reflect future employee service, as appropriate, of the pension and OPEB plans to be paid for each of the next five years and in the aggregate for the next five years thereafter at December 31, 2016 were as follows:

(Millions)	Pension Plans	OPEB Plans
2017	$495	$18
2018	360	18
2019	360	18
2020	362	18
2021	366	17
2022-2026	1,844	82

Assets of the Aetna Pension Plan
The assets of the Aetna Pension Plan (“Pension Assets”) primarily include debt and equity securities held in separate accounts, as well as common/collective trusts and real estate investments. The valuation methodologies used to price these debt and equity securities and common/collective trusts are similar to the methodologies described in Note 5. Pension Assets also include investments in other assets that are carried at fair value. The following is a description of the valuation methodology used to price real estate investments and these additional investments, including the general classification pursuant to the valuation hierarchy.

Real Estate - Real estate investments are valued by independent third party appraisers. The appraisals comply with the Uniform Standards of Professional Appraisal Practice, which includes, among other things, the income, cost, and sales comparison approaches to estimating property value. Therefore, these investments are classified in Level 3.

Private equity limited partnerships - Private equity limited partnerships are carried at fair value which is estimated based on the fair value of the underlying investment funds provided by the general partner or manager of the investments, the financial statements of which generally are audited. We typically do not have a controlling ownership in our private equity limited partnership investments, and therefore we apply the equity method of accounting for these investments. Accordingly, these investments have been excluded from the fair value table below.

Hedge fund limited partnerships - Hedge fund limited partnerships are carried at fair value which is estimated using the net asset value (“NAV”) per unit as reported by the administrator of the underlying investment fund as a practical expedient to fair value. Therefore, these investments have been excluded from the fair value table below.

Pension Assets with changes in fair value measured on a recurring basis at December 31, 2016 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Debt securities:
U.S. government securities	$460	$122	$—	$582
States, municipalities and political subdivisions	—	128	—	128
U.S. corporate securities	—	1,291	—	1,291
Foreign securities	—	103	—	103
Residential mortgage-backed securities	—	163	—	163
Commercial mortgage-backed securities	—	57	—	57
Other asset-backed securities	—	60	—	60
Redeemable preferred securities	—	6	—	6
Total debt securities	460	1,930	—	2,390
Equity securities:
U.S. Domestic	1,305	5	—	1,310
International	611	—	—	611
Domestic real estate	34	—	—	34
Total equity securities	1,950	5	—	1,955
Other investments:
Real estate	—	—	478	478
Common/collective trusts (1)	—	465	—	465
Total other investments	—	465	478	943
Total pension investments (2)	$2,410	$2,400	$478	$5,288

(1)	The assets in the underlying funds of common/collective trusts are comprised of $307 million of equity securities and $158 million of debt securities.

(2)	Excludes $180 million of cash and cash equivalents and other payables.

Pension Assets with changes in fair value measured on a recurring basis at December 31, 2015 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Debt securities:
U.S. government securities	$428	$135	$—	$563
States, municipalities and political subdivisions	—	126	—	126
U.S. corporate securities	—	1,229	2	1,231
Foreign securities	—	136	—	136
Residential mortgage-backed securities	—	196	—	196
Commercial mortgage-backed securities	—	51	1	52
Other asset-backed securities	—	40	—	40
Redeemable preferred securities	—	7	—	7
Total debt securities	428	1,920	3	2,351
Equity securities:
U.S. Domestic	1,222	5	—	1,227
International	547	—	—	547
Domestic real estate	28	—	—	28
Total equity securities	1,797	5	—	1,802
Other investments:
Real estate	—	—	497	497
Common/collective trusts (1)	—	556	—	556
Total other investments	—	556	497	1,053
Total pension investments (2)	$2,225	$2,481	$500	$5,206

(1)	The assets in the underlying funds of common/collective trusts are comprised of $302 million of equity securities and $254 million of debt securities.

(2)	Excludes $133 million of cash and cash equivalents and other payables.

The changes in the balances of Level 3 Pension Assets during 2016 and 2015 were as follows:

	2016
(Millions)	Real Estate	Other	Total
Beginning balance	$497	$3	$500
Actual return on plan assets	42	—	42
Purchases, sales and settlements	(61)	(1)	(62)
Transfers out of Level 3	—	(2)	(2)
Ending balance	$478	$—	$478

	2015
(Millions)	Real Estate	Other	Total
Beginning balance	$470	$2	$472
Actual return on plan assets	46	—	46
Purchases, sales and settlements	(19)	—	(19)
Transfers into Level 3	—	1	1
Ending balance	$497	$3	$500

The Aetna Pension Plan invests in a diversified mix of assets intended to maximize long-term returns while recognizing the need for adequate liquidity to meet ongoing benefit and administrative obligations. The risk of unexpected investment and actuarial outcomes is regularly evaluated. This evaluation is performed through forecasting and assessing ranges of investment outcomes over short- and long-term horizons, and by assessing the Aetna Pension Plan’s liability characteristics, our financial position and our future potential obligations from both the pension and general corporate perspectives. Complementary investment styles and techniques are utilized by multiple professional investment firms to further improve portfolio and operational risk characteristics. Public and private equity investments are used primarily to increase overall plan returns. Real estate investments are viewed favorably for their diversification benefits and above-average dividend generation. Fixed income investments provide diversification benefits and liability hedging attributes that are desirable, especially in falling interest rate environments.

At December 31, 2016, target investment allocations for the Aetna Pension Plan were: 38% in equity securities, 48% in debt securities, 7% in real estate, 4% in private equity limited partnerships and 3% in hedge funds. Actual asset allocations may differ from target allocations due to tactical decisions to overweight or underweight certain assets or as a result of normal fluctuations in asset values. Asset allocations are consistent with stated investment policies and, as a general rule, periodically rebalanced back to target asset allocations. Asset allocations and investment performance are formally reviewed periodically throughout the year by the plan’s Benefit Finance Committee. Forecasting of asset and liability growth is performed at least annually.

We have several benefit plans for retired employees currently supported by the OPEB plan assets. OPEB plan assets are directly and indirectly invested in a diversified mix of traditional asset classes, primarily high-quality fixed income securities.

The actual and target asset allocations of the OPEB plans used at December 31, 2016 and 2015 presented as a percentage of total plan assets, were as follows:

		Target		Target
(Millions)	2016	Allocation	2015	Allocation
Equity securities	11%	5-15%	10%	5-15%
Debt securities	82%	80-90%	83%	80-90%
Real estate/other	7%	0-10%	7%	0-10%

Our expected return on plan assets assumption is based on many factors, including forecasted capital market real returns over a long-term horizon, forecasted inflation rates, historical compounded asset returns and patterns and correlations on those returns. Expectations for modest increases in interest rates, normal inflation trends and average capital market real returns led us to an expected return on the pension plan assets assumption of 6.90% for 2016 and 7.00% for each of 2015 and 2014, and an expected return on OPEB plan assets assumption of 4.75% for 2016 and 5.30% for 2015 and 2014. We regularly review actual asset allocations and periodically rebalance our investments to the mid-point of our targeted allocation ranges when we consider it appropriate.

401(k) Plan
Our employees are eligible to participate in a defined contribution retirement savings plan under which designated contributions may be invested in our common stock or certain other investments (the “Aetna 401(k) Plan”). Our 401(k) contribution to the Aetna 401(k) Plan provides for a match of 100% of up to 6% of the eligible pay contributed by the employee. During 2016, 2015 and 2014, we made $197 million, $198 million and $180 million, respectively, in aggregate of matching contributions to our 401(k) plans. The matching contributions are made in cash and invested according to each participant’s investment elections. The plan trustee held 7 million shares of our common stock for plan participants at December 31, 2016. At December 31, 2016, 34 million shares of our common stock were reserved for issuance under the Aetna 401(k) Plan.

11.	Income Taxes

The components of our income tax provision in 2016, 2015 and 2014 were as follows:

(Millions)	2016	2015	2014
Current taxes:
Federal	$1,662	$1,797	$1,233
State	129	112	84
Total current taxes	1,791	1,909	1,317
Deferred taxes (benefits):
Federal	(55)	(59)	114
State	(1)	(9)	24
Total deferred income taxes	(56)	(68)	138
Total income taxes	$1,735	$1,841	$1,455

Income taxes were different from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	2016		2015		2014
(Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,397	35.0%	$1,483	35.0%	$1,225	35.0%
Health insurer fee	293	7.3%	300	7.1%	212	6.1%
State income taxes	83	2.1%	63	1.5%	78	2.2%
Other, net	(38)	(.9)%	(5)	(.1)%	(60)	(1.7)%
Income taxes	$1,735	43.5%	$1,841	43.5%	$1,455	41.6%

The significant components of our net deferred tax liabilities at December 31, 2016 and 2015 were as follows:

(Millions)	2016	2015
Deferred tax assets:
Insurance reserves	$231	$302
Reserve for anticipated future losses on discontinued products	225	268
Employee and postretirement benefits	196	220
Net operating losses	147	165
Severance and facilities	135	18
Investments, net	80	92
Debt fair value adjustments	23	33
Deferred revenue	21	21
Other	117	66
Gross deferred tax assets	1,175	1,185
Less: Valuation allowance	118	128
Deferred tax assets, net of valuation allowance	1,057	1,057
Deferred tax liabilities:
Goodwill and other acquired intangible assets	814	863
Cumulative depreciation and amortization	185	231
Unrealized gains on investment securities	42	138
Other	20	2
Total gross deferred tax liabilities	1,061	1,234
Net deferred tax liabilities	$(4)	$(177)

Valuation allowances are provided when we estimate that it is more likely than not that deferred tax assets will not be realized. A valuation allowance has been established primarily related to state net operating losses. We base our estimates of the future realization of deferred tax assets primarily on historic taxable income and existing deferred tax liabilities.

We participate in the Compliance Assurance Process (the “CAP”) with the Internal Revenue Service (the “IRS”). Under the CAP, the IRS undertakes audit procedures during the tax year and as the return is prepared for filing. The IRS has concluded its CAP audit of our 2015 tax return as well as all the prior years. We expect the IRS will conclude its CAP audit of our 2016 tax return in 2017.

We are also subject to audits by various state taxing authorities for tax years from 2000 through 2015. We believe we carry appropriate reserves for any exposure to state tax issues.

At both December 31, 2016 and December 31, 2015 we did not have material uncertain tax positions reflected in our consolidated balance sheets.

12.	Stock-based Employee Incentive Plans

Our stock-based employee compensation plans (collectively, the “Plans”) provide for awards of stock options, SARs, PSARs, restricted stock units RSUs, MSUs, PSUs, deferred contingent common stock and the ability for employees to purchase common stock at a discount. At December 31, 2016, 23 million common shares were available for issuance under the Plans. Executive, middle management and non-management employees may be granted stock options, SARs, PSARs, RSUs, MSUs and PSUs, each of which are described below:

Stock Options, SARs and PSARs
We have not granted stock options since 2005, and no stock options were outstanding as of December 31, 2016. Stock options were granted to purchase our common stock at or above the market price on the date of grant. SARs granted will be settled in stock, net of taxes, based on the appreciation of our stock price on the exercise date over the market price on the date of grant. SARs and stock options generally become 100% vested three years after the grant is made, with one-third vesting each year. Vested SARs and stock options may be exercised at any time during the ten years after grant, except in certain circumstances, generally related to employment termination or retirement. At the end of the ten-year period, any unexercised SARs and stock options expire.

The SARs granted to certain employees during 2016 and 2015 and described above had an estimated grant date fair value per SAR of $34.33 and $32.13, respectively. The grant date fair value was calculated using a modified Black-Scholes option pricing model using the following assumptions:

	2016	2015
Expected term (in years)	7.11	6.48
Volatility	32.9%	33.4%
Risk-free interest rate	1.52%	1.81%
Dividend yield	0.91%	1.13%
Initial price	$103.45	$100.50

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

PSARs represent the opportunity to vest in SARs. For the PSARs granted in 2013 (“2013 PSARs”), the number of vested PSARs (which could range in specified increments from zero to 700,000 SARs) was dependent on Aetna’s total shareholder return over a three year performance period relative to a defined peer group of companies. The 2013 PSARs were subject to a three-year vesting period that ended on August 5, 2016, and vested at 500,000 SARs.

We estimated the grant date fair value of the 2013 PSARs using a Monte Carlo simulation. The 2013 PSARs had a grant date per PSAR fair value of $18.64. That grant date fair value was calculated using the following assumptions:

Expected settlement period (in years)	6.12
Volatility	40.4%
Risk-free interest rate	.6%
Dividend yield	1.25%
Initial price	$64.25

The stock option, SAR and PSAR transactions during 2016, 2015 and 2014 were as follows:

(Millions, except exercise price and remaining life)	Number of Stock Options, SARs and PSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2014
Outstanding, beginning of year	10.5	$43.27	3.5	$265
Granted	1.4	72.36	—	—
Exercised	(3.7)	40.50	—	132
Expired or forfeited	(.1)	46.94	—	—
Outstanding, end of year (1)	8.1	$49.37	4.2	$318
Exercisable, end of year	6.1	$42.86	2.6	$280
2015
Outstanding, beginning of year	8.1	$49.37	4.2	$318
Granted	2.0	101.41	—	—
Exercised	(2.5)	43.90	—	155
Expired or forfeited	(.2)	91.25	—	—
Outstanding, end of year (1)	7.4	$64.11	5.3	$325
Exercisable, end of year	4.1	$45.88	2.6	$252
2016
Outstanding, beginning of year	7.4	$64.11	5.3	$325
Granted	2.4	104.47	—	—
Exercised	(1.4)	52.99	—	85
Expired or forfeited	(.4)	83.25	—	—
Outstanding, end of year	8.0	$77.20	5.9	$373
Exercisable, end of year	4.3	$57.26	3.6	$287

(1)     PSARs are included in this table in 2015 and 2014 at the maximum amount that could potentially vest.

The following is a summary of information regarding SARs outstanding at December 31, 2016 (millions, except remaining contractual life and exercise price):

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
20.00-30.00 (1)	—	2.4	$24.97	$2	—	$24.97	$2
30.00-40.00	1.1	2.1	32.11	98	1.1	32.11	98
40.00-50.00	.7	.4	45.55	53.7		45.55	53
50.00-60.00	.8	1.1	50.70	59.8		50.70	59
60.00-70.00	.5	6.6	64.25	30.5		64.25	30
70.00-80.00	1.0	6.8	72.34	50.6		72.34	31
100.00-110.00	3.6	8.6	102.36	79.6		101.05	14
110.00-120.00	.3	9.2	115.29	2	—	—	—
$20.00-$130.00 (2)	8.0	5.9	$77.20	$373	4.3	$57.26	$287

(1)	The number of outstanding and exercisable SARs and PSARs with exercise prices between $20 and $30 rounded to zero.

(2)	The number of outstanding SARs with exercise prices between $80 and $100 and between $120 and $130 rounded to zero.

During 2016, 2015 and 2014, the following activity occurred under the Plans:

(Millions)	2016	2015	2014
Cash received from stock option exercises	$—	$7	$32
Intrinsic value of stock options/SARs exercised and stock units vested	384	413	323
Tax benefits realized for the tax deductions from stock options and SARs exercised and stock units vested	77	101	87
Fair value of stock options, SARs, PSARs and stock units vested (1)	223	126	107

(1)	The fair value represents the aggregate grant date fair value of the stock options, SARs, PSARs and stock units as of the respective grant dates.

We settle our SARs and stock units with newly-issued common stock and generally utilized the proceeds from stock options to repurchase our common stock in the open market in the same period.

RSUs, MSUs and PSUs
For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period. RSUs generally become 100% vested approximately three years from the grant date, with one-third vesting each December. The grant date fair value is determined based on the market price of our common stock on the date of grant.

The number of vested MSUs (which could range from zero to 150% of the original number of units granted) is dependent on the weighted average closing price of our common stock for the thirty trading days prior to the vesting date, including the vesting date. Each vested MSU represents one share of common stock and will be paid in shares of common stock, net of taxes. MSUs representing 50% of the grant date fair value of the MSUs granted in 2012 were subject to a two-year vesting period while the remaining MSUs granted in 2012 were subject to a three-year vesting period. MSUs granted in 2014 and 2013 are subject to a three-year vesting period. There were no MSUs granted in 2016 or 2015.

The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve performance goals, which for the most part, are set at the time of grant as determined by our Board’s Committee on Compensation and Talent Management (the “Compensation Committee”). Each vested PSU represents one share of common stock and will be paid in shares of common stock, net of taxes. The grant date fair value is determined based on the market price of our common stock on the date of grant. Below is a summary of the performance period and vesting percentages for each tranche of PSUs granted by the Company:

•
PSUs granted in 2013 (“2013 PSUs”): Certain PSUs granted in 2013 were subject to a single three-year performance period that ended on December 31, 2015, and vested at 74.61% of the original number of units granted. Certain PSUs granted in 2013 were subject to a two-year vesting period with two separate performance periods. Half of these PSUs were subject to a one-year performance period that ended on December 31, 2013, and vested at 127.08% of the original number of units granted. The remaining half were subject to a one-year performance period that ended on December 31, 2014, and vested at 131.62% of the original number of units granted.

•
PSUs granted in 2014 (“2014 PSUs”): The 2014 PSUs had a two-year performance period that ended on December 31, 2015, and vested at 200% of the original number of units granted. The 2014 PSUs are subject to a three-year vesting period.

•	PSUs granted in 2015 (“2015 PSUs”): The 2015 PSUs have a three-year performance period that will end on December 31, 2017, and are subject to a three-year vesting period.

•	PSUs granted in 2016 (“2016 PSUs”): The 2016 PSUs have a three-year performance period that will end on December 31, 2018, and are subject to a three-year vesting period

From 2010 through 2014, we granted MSUs to certain employees. We did not grant any MSUs in 2015 or 2016. We estimate the grant date fair value of MSUs using a Monte Carlo simulation. MSUs granted in 2014 had a weighted average per MSU grant date fair value of $74.99. The weighted-average per MSU grant date fair value was calculated using the following assumptions:

2014
Volatility	26.4%
Risk-free interest rate	.7%
Dividend yield	1.3%
Initial price	$72.26

The annualized volatility of the price of our common stock was calculated over the three-year period preceding the grant date of the MSUs. The risk-free interest rates for periods within the expected life of the MSUs were based on a constant maturity yield curve in effect on the grant date of the MSUs. The dividend yield assumption was based on our expected 2014 annual dividend payout.

RSU, MSU and PSU transactions in 2016, 2015 and 2014 were as follows (number of units in millions):

	2016		2015		2014
	RSUs, MSUs and PSUs	Weighted Average Grant Date Fair Value	RSUs, MSUs and PSUs	Weighted Average Grant Date Fair Value	RSUs, MSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs, MSUs and PSUs at beginning of year	3.9	$73.40	5.1	$58.57	5.3	$48.82
Granted	2.1	98.60	1.8	100.52	2.7	71.88
Vested	(2.7)	68.87	(2.6)	59.72	(2.5)	50.11
Forfeited	(.4)	71.17	(.4)	70.94	(.4)	56.89
RSUs, MSUs and PSUs at end of year	2.9	$91.95	3.9	$73.40	5.1	$58.57

Stock Compensation Expense
In 2016, 2015 and 2014 we recorded share-based compensation expense of $191 million, $181 million and $163 million, respectively, in general and administrative expenses. We also recorded related tax benefits of $33 million in 2016 and $37 million in both 2015 and 2014, respectively. At December 31, 2016, $185 million of total unrecognized compensation costs related to SARs is expected to be recognized over a weighted-average period of 1.7 years.

13.	Shareholders’ Equity

Share Repurchases
From time to time, our Board authorizes us to repurchase our common stock. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The activity under Board authorized share repurchase programs in 2016, 2015 and 2014 was as follows:

	Purchase Not to Exceed	Shares Purchased
		2016		2015		2014
(Millions)		Shares	Cost	Shares	Cost	Shares	Cost
Authorization date:
November 21, 2014	$1,000	—	$—	—	$—	—	$—
February 28, 2014	1,000	—	—	3.0	296	7.6	621
September 27, 2013	750	—	—	—	—	8.3	597
Total repurchases	N/A	—	$—	3.0	$296	15.9	$1,218
Repurchase authorization remaining at December 31,		N/A	$1,083	N/A	$1,083	N/A	$1,379

As described above, from time to time we enter into accelerated share repurchase agreements with unrelated third party financial institutions. The number of shares repurchased under each agreement is based on the volume-weighted average price of our common stock during the purchase period. We completed the following accelerated share repurchase programs with repurchase periods during the years ended December 31, 2016 and 2015:

Trade Date:	Value of Repurchase Program (Millions)	Repurchase Period	Number of Shares Repurchased (Millions)
March 2, 2015	$100.0	April 2015	0.9

On February 17, 2017, our Board approved a new share repurchase program that authorized us to repurchase up to $4.0 billion of our common stock.

Dividends
Prior to termination of the Merger Agreement, Aetna was not permitted to declare, set aside or pay any dividend or other distribution other than a regular quarterly cash dividend in the ordinary course of business, which could not exceed $.25 per share. In addition, the Term Loan Agreement contained a covenant limiting “Restricted Payments” (as defined in the Term Loan Agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends. Our dividend policy following termination of the Merger Agreement will be determined by our Board. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or marketplace conditions change. In 2016 and 2015 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
Year ended December 31, 2015
February 27, 2015	$.25	April 9, 2015	April 24, 2015	$87
May 15, 2015	.25	July 16, 2015	July 31, 2015	87
September 25, 2015	.25	October 15, 2015	October 30, 2015	87
December 4, 2015	.25	January 14, 2016	January 29, 2016	87

Year ended December 31, 2016
February 19, 2016	$.25	April 14, 2016	April 29, 2016	88
May 20, 2016	.25	July 14, 2016	July 29, 2016	88
September 30, 2016	.25	October 13, 2016	October 28, 2016	88
December 2, 2016	.25	January 12, 2017	January 27, 2017	88

On February 17, 2017, our Board declared a cash dividend of $.50 per share that will be paid on April 28, 2017 to shareholders of record at the close of business on April 13, 2017.

Preferred Stock and Undesignated Shares
In addition to the common stock disclosed on our balance sheets, 8 million shares of Class A voting preferred stock, $.01 par value per share, have been authorized and none are issued or outstanding at December 31, 2016. At December 31, 2016, there were also 442 million undesignated shares that our Board has the power to divide into such classes and series, with such voting rights, designations, preferences, limitations and special rights as our Board determines.

Regulatory Requirements
Our business operations are conducted through subsidiaries that principally consist of HMOs and insurance companies. Our HMO and insurance subsidiaries report their financial statements in accordance with accounting practices prescribed by state regulatory authorities which may differ from GAAP. The combined statutory net income for the years ended and combined statutory capital and surplus at December 31, 2016, 2015 and 2014 for our insurance and HMO subsidiaries were as follows:

(Millions)	2016	2015	2014
Statutory net income	$2,229	$2,186	$2,127
Statutory capital and surplus	10,413	9,883	9,406

During 2016, our insurance and HMO subsidiaries paid approximately $2.3 billion of dividends to the Company.

In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, HMOs and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their equity holders. At December 31, 2016, these amounts were as follows:

(Millions)
Minimum statutory surplus required by regulators	$3,738
Investments on deposit with regulatory bodies	561
Maximum dividend distributions permitted in 2016 without state approval	1,902

14.	Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss in 2016, 2015 and 2014:

	At December 31,
(Millions)	2016	2015	2014
Previously impaired debt securities: (1)
Beginning of period balance	$19	$35	$34
Net unrealized (losses) gains ($(31), $(69) and $1 pretax)	(20)	(45)	1
Less: Net reclassification of (losses) gains to earnings ($(26) and $(44)) (2)	(17)	(29)	—
Other comprehensive (loss) income	(3)	(16)	1
End of period balance	16	19	35

All other securities:
Beginning of period balance	312	568	327
Net unrealized (losses) gains ($(12), $(490) and $365 pretax)	(8)	(318)	237
Less: Net reclassification of gains (losses) to earnings ($11, $(97) and $(7) pretax) (2)	7	(62)	(4)
Other comprehensive (loss) income	(15)	(256)	241
End of period balance	297	312	568

Derivatives and foreign currency:
Beginning of period balance	(74)	$(61)	$—
Net unrealized losses ($(273), $(26) and $(90) pretax)	(177)	(17)	(58)
Less: Net reclassification of (losses) gains to earnings ($(25), $(6) and $4 pretax) (3)	(16)	(4)	3
Other comprehensive loss	(161)	(13)	(61)
End of period balance	(235)	(74)	(61)

Pension and OPEB plans:
Beginning of period balance	(1,587)	(1,653)	(1,273)
Net unrealized net actuarial (losses) gains arising during the period ($(126), $41 and $(739) pretax)	(82)	27	(481)
Less: Net pension settlement charge ($(112) pretax) (4)	—	—	(73)
Less: Net amortization of net actuarial losses ($(64), $(64) and $(48) pretax) (4)	(42)	(42)	(31)
Less: Net amortization of prior service credit ($5, $4 and $4 pretax) (4)	3	3	3
Other comprehensive (loss) income	(43)	66	(380)
End of period balance	(1,630)	(1,587)	(1,653)

Total beginning of period accumulated other comprehensive loss	(1,330)	(1,111)	(912)
Total other comprehensive loss	(222)	(219)	(199)
Total end of period accumulated other comprehensive loss	$(1,552)	$(1,330)	$(1,111)

(1)
Represents specifically identified unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for specifically identified previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for specifically identified foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the specifically identified effective portion of derivatives related to interest rate swaps which are reflected in interest expense. Refer to Note 9 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for specifically identified pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. During 2014, our reclassifications out of accumulated other comprehensive income for the Aetna Pension Plan reflect a pension settlement charge of $73 million ($112 million pretax). (Refer to Note 10 for additional information).

15.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income attributable to Aetna by the weighted-average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of our outstanding stock-based compensation awards, but only if the effect is dilutive.

The computations of basic and diluted EPS for 2016, 2015 and 2014 are as follows:

(Millions, except per common share data)	2016	2015	2014
Net income attributable to Aetna	$2,271	$2,390	$2,041
Weighted average shares used to compute basic EPS	351.3	349.3	355.5
Dilutive effect of outstanding stock-based compensation awards	3.0	3.3	3.6
Weighted average shares used to compute diluted EPS	354.3	352.6	359.1
Basic EPS	$6.46	$6.84	$5.74
Diluted EPS	$6.41	$6.78	$5.68

The stock-based compensation awards excluded from the calculation of diluted EPS for 2016, 2015 and 2014 are as follows:

(Millions)	2016	2015	2014
Stock appreciation rights ("SARs") (1)	.1	.5	.3
Other stock-based compensation awards (2)	.7	.8	1.2

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
Performance stock units ("PSUs"), certain market stock units ("MSUs") with performance conditions, and performance stock appreciation rights ("PSARs") are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period (refer to Note 12 for additional information about PSARs).

All outstanding stock options were included in the calculation of diluted EPS for 2014. There were no stock options outstanding at December 31, 2016 or 2015.

16.	Reinsurance

We utilize reinsurance agreements primarily to reduce our required capital and to facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit us to recover a portion of our losses from reinsurers, although they do not discharge our primary liability as the direct insurer of the risks reinsured.

Effective October 1, 1998, we reinsured certain policyholder liabilities and obligations related to individual life insurance in conjunction with our former parent company’s sale of this business. These transactions were in the form of indemnity reinsurance arrangements, whereby the assuming companies contractually assumed certain policyholder liabilities and obligations, although we remain directly obligated to policyholders. The liability related to our obligation is recorded in future policy benefits and policyholders’ funds on our balance sheets. Assets related to and supporting these policies were transferred to the assuming companies, and we recorded a reinsurance recoverable.

Effective 2013 to 2016, we entered into certain three to five-year reinsurance agreements with unrelated reinsurers that allowed us to reduce our required capital and provided collateralized excess of loss reinsurance coverage on a portion of our group Commercial Insured Health Care business. In January 2017, we entered into two four-year reinsurance agreements with an unrelated reinsurer that allowed us to reduce our required capital and provided collateralized excess of loss reinsurance coverage on a portion of our group Commercial Insured Health Care business.

The ACA established a temporary reinsurance program that expired at the end of 2016. Under this program, all issuers of major medical commercial insurance products and self-insured plan sponsors were required to contribute funding in amounts set by HHS. Funds collected were utilized to reimburse issuers’ high claims costs incurred for qualified individual members. The expense related to this required funding is reflected in general and administrative expenses for all of our insurance products with the exception of products associated with qualified individual members; this expense for qualified individual members is reflected as a reduction of premium revenue. When annual claim costs incurred by our qualified individual members exceed a specified attachment point, we are entitled to certain reimbursements from this program. We record a receivable and offset health care costs to reflect our estimate of these recoveries. Refer to Note 2 for additional information about the ACA’s temporary three-year reinsurance program.

Reinsurance recoverables recorded at December 31, 2016 and 2015 were as follows:

(Millions)	Total Recoverables
Reinsurer	2016	2015
Lincoln Life & Annuity Company of New York	$444	$458
VOYA Retirement Insurance and Annuity Company	209	223
Affordable Care Act	202	395
All Other	164	138
Total	$1,019	$1,214

Direct, assumed and ceded health care premiums earned for the years ended December 31 were as follows:

(Millions)	2016	2015	2014
Direct	$54,062	$51,539	$49,497
Assumed	402	368	316
Ceded	(348)	(289)	(251)
Net health care premiums	$54,116	$51,618	$49,562

The impact of reinsurance on health care costs for the years ended December 31 were as follows:

(Millions)	2016	2015	2014
Direct	$44,341	$42,038	$40,980
Assumed	339	298	263
Ceded	(425)	(624)	(496)
Net health care costs	$44,255	$41,712	$40,747

Assumed and ceded other premiums and current and future benefit expense related to our Group Insurance and Large Case Pensions segments were not material during the years ended 2016, 2015 or 2014. There is not a material difference between premiums on a written basis versus an earned basis.

We also have various agreements with unrelated reinsurers that do not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting. We entered into these contracts to reduce the risk of catastrophic loss which in turn reduces our capital and surplus requirements surrounding certain portions of our group term life, group accidental death and dismemberment, Medicare Advantage and group Commercial Insured Health Care businesses. Total deposit assets and liabilities related to reinsurance agreements that do not quality for reinsurance accounting under GAAP were not material as of December 31, 2016 or 2015.

17.	Commitments and Contingencies

Guarantees
We have the following significant guarantee and indemnification arrangements at December 31, 2016.

•
ASC Claim Funding Accounts - We have arrangements with certain banks for the processing of claim payments for our ASC customers. The banks maintain accounts to fund claims of our ASC customers. The customer is responsible for funding the amount paid by the bank each day. In these arrangements, we guarantee that the banks will not sustain losses if the responsible ASC customer does not properly fund its account. The aggregate maximum exposure under these arrangements is generally limited to $250 million. We can limit our exposure to this guarantee by suspending the payment of claims for ASC customers that have not adequately funded the amount paid by the bank.

•
Indemnification Agreements - In connection with certain acquisitions and dispositions of assets and/or businesses, our various issuances of long-term debt and certain of our reinsurance agreements, we have incurred certain customary indemnification obligations to the applicable seller, purchaser, underwriters and/or various other participants. In general, we have agreed to indemnify the other party for certain losses relating to the assets or business that we or they purchased or sold or for other matters on terms that are customary for similar transactions. Certain portions of our indemnification obligations are capped at the applicable transaction price, while other arrangements are not subject to such a limit. At December 31, 2016, we do not believe that our future obligations under any of these agreements will be material to our financial position.

•
Separate Accounts assets - Certain Separate Accounts assets associated with the Large Case Pensions business represent funds maintained as a contractual requirement to fund specific pension annuities that we have guaranteed. Minimum contractual obligations underlying the guaranteed benefits in these Separate Accounts were approximately $1.8 billion and $2.0 billion at December 31, 2016 and 2015, respectively. Refer to Note 2 for additional information on Separate Accounts. Contract holders assume all investment and mortality risk and are required to maintain Separate Account balances at or above a specified level. The level of required funds is a function of the risk underlying the Separate Account’s investment strategy. If contract holders do not maintain the required level of Separate Account assets to meet the annuity guarantees, we would establish an additional liability. Contract holders’ balances in the Separate Accounts at December 31, 2016 exceeded the value of the guaranteed benefit obligation. As a result, we were not required to maintain any additional liability for our related guarantees at December 31, 2016.

•
Minimum Volume Commitments - In connection with the Coventry acquisition we assumed certain supplier agreements with minimum volume commitments which require us to make payments to the suppliers if the level of medical membership subject to the agreements falls below specified levels. The maximum potential amount of future payments we could be required to make over the remaining terms of the agreements, assuming the medical membership subject to the agreements is zero, is $24 million.

Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers.  Our assessments generally are based on a formula relating to our health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes.  Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer-governed health plans established under the ACA.

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. In 2012, the state court denied the Commissioner’s petition for liquidation. The Pennsylvania Supreme Court affirmed that ruling in July 2015. Between April 2013 and October 2014, the Commissioner filed proposed rehabilitation plans, which have been withdrawn. In July 2016, the Commissioner again petitioned the state court to convert the rehabilitation into a liquidation. A hearing to consider that petition was held in late 2016. If Penn Treaty is placed in liquidation, we and other insurers likely would be assessed immediately and/or over a period of years by guaranty associations for the payments the guaranty associations are required to make to Penn Treaty policyholders. We anticipate that Penn Treaty will be placed in liquidation in the first half of 2017. If Penn Treaty is placed in liquidation in the first half of 2017, we expect to record an estimated liability and expense of approximately $230 million pretax at the time of such event. It is reasonably possible that in the future we may record a liability and expense relating to other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

Terminated Acquisition of Humana and Related Matters
On February 14, 2017, Aetna and Molina entered into the APA Termination Agreement pursuant to which Aetna terminated the Molina APA, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby or entered pursuant thereto. Under the APA Termination Agreement, among other things, Aetna agreed to pay Molina in cash approximately 70% of Molina’s transaction costs. We expect to pay Molina the applicable transaction costs during the first quarter of 2017.

In June 2016, we issued $13.0 billion of 2016 senior notes to partially fund the Humana Acquisition. In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We will redeem the Special Mandatory Redemption Notes on or about March 16, 2017. As a result of the redemption of the Special Mandatory Redemption Notes, in the first quarter of 2017, we will recognize on a pretax basis in our net income the entire approximately $420 million unamortized portion of the related cash flow hedge losses, debt issuance costs and debt issuance discounts and the entire approximately $100 million redemption premium paid on the Special Mandatory Redemption Notes upon such redemption.

Litigation and Regulatory Proceedings
Humana Acquisition - Department of Justice Litigation
On July 21, 2016, the DOJ and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that the Humana Acquisition would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Acquisition.

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

The settlement agreement provided us the right to terminate the agreement under certain conditions related to settlement class members who opted out of the settlement. Based on a report provided to the parties by the settlement administrator, the conditions permitting us to terminate the settlement agreement were satisfied. On March 13, 2014, we notified the New Jersey District Court and plaintiffs’ counsel that we were terminating the settlement agreement. Various legal and factual developments since the date of the settlement agreement led us to believe terminating the settlement agreement was in our best interests. As a result of this termination, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by $103 million pretax.

On June 30, 2015, the New Jersey District Court granted in part our motion to dismiss the proceeding. The New Jersey District Court dismissed with prejudice the plaintiffs’ RICO and federal antitrust claims; their ERISA claims that are based on our disclosures and our purported breach of fiduciary duties; and certain of their state law claims. The New Jersey District Court also dismissed with prejudice all claims asserted by several medical association plaintiffs. The plaintiffs’ remaining claims are for ERISA benefits and breach of contract. We intend to defend ourselves vigorously against the plaintiffs’ remaining claims.

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

CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not project sample error rates to the entire contract. As a result, the revised methodology may increase our exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of our Medicare Advantage contracts for various contract years for RADV audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years or the current contract year. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG, HHS or otherwise, including audits of our minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect our operating results, financial position and cash flows.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including claims of or relating to bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits in our Health Care and Group Insurance businesses (including our post-payment audit and collection practices and reductions in payments to providers due to sequestration), provider network structure (including the use of performance-based networks and termination of provider contracts), provider directory accuracy, rescission of insurance coverage, improper disclosure of personal information, anticompetitive practices, patent infringement and other intellectual property litigation, other legal proceedings in our Health Care and Group Insurance businesses and employment litigation.  Some of these other lawsuits are or are purported to be class actions.  We intend to defend ourselves vigorously against the claims brought in these matters.

Awards to us and others of certain government contracts, particularly Medicaid contracts and contracts with government customers in our Commercial business, are subject to increasingly frequent protests by unsuccessful bidders. These protests may result in awards to us being reversed, delayed or modified. The loss or delay in implementation of any government contract could adversely affect our operating results. We will continue to defend vigorously contract awards we receive.

In addition, our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, CMS, the U.S. Department of Health and Human Services, various state insurance and health care regulatory authorities, state attorneys general, treasurers and offices of inspector general, the Center for Consumer Information and Insurance Oversight, OIG, the Office of Personnel Management, the U.S. Department of Labor, the U.S. Department of the Treasury, the U.S. Food and Drug Administration, committees, subcommittees and members of the U.S. Congress, the U.S. Department of Justice, the Federal Trade Commission, U.S. attorneys and other state, federal and international governmental authorities.  These government actions include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding our withdrawal from certain states’ Public Exchanges for 2017, certain of our current and past business practices, including our overall claims processing and payment practices, our business practices with respect to our small group products, student health products or individual customers (such as market withdrawals, rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”

A significant number of states are investigating life insurers’ claims payment and related escheat practices. These investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements.  We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.  In the fourth quarter of 2013, we made changes to our life insurance claim payment practices (including related escheatment practices) based on evolving industry practices and regulatory expectations and interpretations, including expanding our existing use of the Social Security Administration’s Death Master File to identify additional potentially unclaimed death benefits and locate applicable beneficiaries. As a result of these changes, in the fourth quarter of 2013, we increased our estimated liability for unpaid life insurance claims with respect to insureds who passed away on or before December 31, 2013, and recorded in current and future benefits a charge of $36 million ($55 million pretax). Given the judicial, legislative and regulatory uncertainty with respect to life insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of further changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

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

Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, involve claims for injunctive relief, may involve fines, penalties or punitive damages that are discretionary in amount, involve a large number of claimants or regulatory authorities, represent a change in regulatory policy, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in changes in business practices.  In addition, because most legal proceedings are resolved over long periods of time, potential losses are subject to change due to, among other things, new developments, changes in litigation strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. Except as specifically noted above under “Other Litigation and Regulatory Proceedings,” we are currently unable to predict the ultimate outcome of, or reasonably estimate the losses or a range of losses resulting from, the matters described above under “Litigation and Regulation Proceedings”, and it is reasonably possible that their outcome could be material to us.

Other Obligations
We have operating leases for office space and certain computer and other equipment. Rental expenses for these items were $167 million, $165 million and $177 million in 2016, 2015 and 2014, respectively. For 2017 through 2021, our future net minimum payments under non-cancelable leases and funding obligations relating to equity limited partnership investments, commercial mortgage loans and real estate partnerships were as following:

(Millions)	2017	2018	2019	2020	2021
Future net minimum payments under non-cancelable leases	$143	$121	$81	$47	$37
Funding requirements for equity limited partnership investments, commercial mortgage loans and real estate partnerships	177	127	94	56	37
Total	$320	$248	$175	$103	$74

18.	Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the prior service cost components of this expense are allocated to our business segments). Non-GAAP financial measures we disclose, such as operating earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Summarized financial information of our segment operations (1) for 2016, 2015 and 2014 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
2016
Revenue from external customers	$59,860	$2,251	$48	$—	$62,159
Net investment income	458	226	226	—	910
Interest expense	—	—	—	604	604
Depreciation and amortization expense	681	—	—	—	681
Income taxes (benefits)	1,856	26	44	(191)	1,735
Operating earnings (loss) (2)	2,948	124	14	(169)	2,917
2015
Revenue from external customers	$57,203	$2,240	$42	$—	$59,485
Net investment income	408	238	271	—	917
Interest expense	—	—	—	369	369
Depreciation and amortization expense	671	—	—	—	671
Income taxes (benefits)	1,908	38	(9)	(96)	1,841
Operating earnings (loss) (2)	2,712	136	17	(148)	2,717
2014
Revenue from external customers	$54,677	$2,214	$86	$—	$56,977
Net investment income	368	261	317	—	946
Interest expense	—	—	—	334	334
Depreciation and amortization expense	627	2	—	—	629
Income taxes (benefits)	1,587	57	1	(190)	1,455
Operating earnings (loss) (2)	2,377	171	21	(164)	2,405

(1)	Total assets by segment are not disclosed as this information is not reviewed by the Chief Executive Officer.

(2)	Operating earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in this Note 18.

A reconciliation of net income attributable to Aetna to operating earnings(1) in 2016, 2015 and 2014 was as follows.

(Millions)	2016	2015	2014
Net income attributable to Aetna	$2,271	$2,390	$2,041
Transaction and integration-related costs	517	258	201
Restructuring costs	404	15	—
Reduction of reserve for anticipated future losses on discontinued products	(128)	—	—
Litigation-related proceeds	—	(110)	—
Loss on early extinguishment of long-term debt	—	—	181
Pension settlement charge	—	—	112
Release of litigation-related reserve	—	—	(103)
Amortization of other acquired intangible assets	247	255	243
Net realized capital (gain) losses	(86)	65	(80)
Income tax benefit	(308)	(156)	(190)
Operating earnings	$2,917	$2,717	$2,405

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from operating earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
We incurred transaction and integration-related costs during 2016 and 2015 related to the acquisitions of Coventry, InterGlobal, bswift and the proposed Humana Acquisition. We incurred transaction and integration-related costs during 2014 related to the acquisitions of Coventry, bswift and InterGlobal. Transaction costs include advisory, legal and other professional fees which are not deductible for tax purposes and are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses, as well as the cost of the Bridge Credit Agreement and the Term Loan Agreement executed in connection with the proposed Humana Acquisition, which are reflected in our GAAP Consolidated Statements of Income in interest expense. Transaction costs also include the negative cost of carry associated with the 2016 senior notes. Prior to the termination of the Merger Agreement, the negative cost of carry associated with the 2016 senior notes was excluded from operating earnings. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. Subsequent to the termination of the Merger Agreement, the interest expense and net investment income associated with the 2016 senior notes no longer will be excluded from operating earnings.

•
Restructuring costs for 2016 include costs related to our voluntary early retirement program, severance and real estate consolidation costs associated with our expense management and cost control initiative and an accrual for minimum volume commitments which require us to make payments to suppliers if the level of medical membership subject to the agreements falls below specified levels. We no longer expect to meet these minimum volume commitments as a result of our previously announced reduced participation on the ACA’s individual Public Exchanges in 2017. Restructuring costs for 2015 include severance costs associated with our expense management and cost control initiative. The 2016 and 2015 restructuring costs are reflected in the GAAP Consolidated Statements of Income in general and administrative expenses.

•
In 1993, we discontinued the sale of our fully guaranteed large case pensions products and established a reserve for anticipated future losses on these products, which we review quarterly. During 2016, we reduced the reserve for anticipated future losses on discontinued products. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from operating earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results. Refer to Note 19 for additional information on the reduction of the reserve for anticipated future losses on discontinued products.

•	In 2015, we received proceeds net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

•	In 2014, we incurred losses on the early extinguishment of long-term debt related to the redemption of certain of our outstanding senior notes.

•
During 2014, we enhanced the Aetna Pension Plan to allow certain current and former employees to elect a 100% lump-sum distribution. In addition, we also announced a limited-time offer permitting certain former employees with deferred vested balances to elect a 100% lump-sum distribution. The distributions in 2014 were funded from existing Aetna Pension Plan assets, and we recorded a related non-cash settlement charge during 2014 in general and administrative expenses. Refer to Note 10 for additional information on the pension settlement charge.

•
In 2012, we recorded a charge related to the settlement of purported class action litigation regarding our payment practices related to out-of-network health care providers. That charge included the estimated cost of legal fees of plaintiffs’ counsel and the costs of administering the settlement. In 2014, we exercised our right to terminate the settlement agreement. As a result, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced 2014 other general and administrative expenses. Refer to Note 17 for additional information on the termination of the settlement agreement.

•
The corresponding tax benefit or expense related to the items excluded from operating earnings discussed above. The tax benefit or expense was calculated utilizing the appropriate tax rate for each individual item excluded from operating earnings.

Revenues from external customers by product in 2016, 2015 and 2014 were as follows:

(Millions)	2016	2015	2014
Health care premiums	$54,116	$51,618	$49,562
Health care fees and other revenue	5,744	5,585	5,115
Group insurance premiums	2,143	2,139	2,110
Group insurance fees and other revenues	108	101	104
Large case pensions premiums	39	32	76
Large case pensions other revenue	9	10	10
Total revenue from external customers (1) (2)	$62,159	$59,485	$56,977

(1)	All within the U.S., except approximately $642 million, $1.3 billion and $1.2 billion in 2016, 2015 and 2014, respectively, which were derived from foreign customers.

(2)
Revenue from the U.S. federal government was approximately $20.5 billion, $17.8 billion and $16.5 billion in 2016, 2015 and 2014, respectively, in the Health Care and Group Insurance segments. These amounts exceeded 10 percent of our total revenue from external customers in each of 2016, 2015 and 2014.

The following is a reconciliation of revenue from external customers to total revenues included in our statements of income in 2016, 2015 and 2014:

(Millions)	2016	2015	2014
Revenue from external customers	$62,159	$59,485	$56,977
Net investment income	910	917	946
Net realized capital gains (losses)	86	(65)	80
Total revenue	$63,155	$60,337	$58,003

Long-lived assets, which are principally within the U.S., were $579 million and $622 million at December 31, 2016 and 2015, respectively.

19.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products. In November 2016, the last outstanding GIC matured.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years for SPAs); so we established a reserve for anticipated future losses at the time of discontinuance. This reserve represents the present value (at the risk-free rate of return consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, $84 million ($128 million pretax) of the reserve was released during 2016. This reserve release was primarily due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The reserve at each of December 31, 2016 and 2015 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our balance sheet.

The activity in the reserve for anticipated future losses on discontinued products in 2016, 2015 and 2014 was as follows (pretax):

(Millions)	2016	2015	2014
Reserve, beginning of period	$1,067	$1,015	$980
Operating (loss) income	(34)	(9)	6
Net realized capital gains	57	61	29
Reserve reduction	(128)	—	—
Reserve, end of period	$962	$1,067	$1,015

During 2016, our discontinued products reflected operating losses and net realized capital gains, primarily attributable to gains from the sale of debt securities. During 2015, our discontinued products reflected operating losses and net realized capital gains, primarily attributable to gains from the sale of other invested assets and investment real estate. During 2014, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities. We evaluated these 2016 results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and do not believe that an adjustment to the reserve was required at December 31, 2016.

The anticipated run-off of the discontinued products reserve balance at December 31, 2016 (assuming that assets are held until maturity and that the reserve run-off is proportional to the liability run-off) is as follows:

(Millions)
2017	$54
2018	53
2019	51
2020	50
2021	48
Thereafter	706

Assets and liabilities supporting discontinued products(1) at December 31, 2016 and 2015 were as follows:

(Millions)	2016	2015
Assets:
Debt and equity securities available for sale	$1,913	$2,020
Mortgage loans	370	396
Other investments	646	643
Total investments	2,929	3,059
Other assets	104	129
Current and deferred income taxes	—	21
Receivable from continuing products (2)	554	602
Total assets	$3,587	$3,811
Liabilities:
Future policy benefits	$2,326	$2,494
Reserve for anticipated future losses on discontinued products	962	1,067
Current and deferred income taxes	42	—
Other liabilities (3)	257	250
Total liabilities	$3,587	$3,811

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The discontinued products investment portfolio has changed since inception. Mortgage loans have decreased from $5.4 billion (37% of the investment portfolio) at December 31, 1993 to $370 million (13% of the investment portfolio) at December 31, 2016. This was a result of maturities, prepayments and the securitization and sale of commercial mortgages. Also, real estate decreased from $500 million (4% of the investment portfolio) at December 31, 1993 to $108 million (4% of the investment portfolio) at December 31, 2016, primarily as a result of sales. The resulting proceeds were primarily reinvested in debt securities, equity securities and other investments. Over time, the then-existing mortgage loan and real estate portfolios and the reinvested proceeds have resulted in greater investment returns than we originally assumed in 1993.

At December 31, 2016, the expected run-off of the SPA liabilities, including future interest, was as follows:

(Millions)
2017	$348
2018	332
2019	316
2020	301
2021	285
Thereafter	3,540

The liability expected as of December 31, 1993 and the actual liability balances at December 31, 2016, 2015 and 2014 for the GIC and SPA liabilities were as follows:

	Expected		Actual
(Millions)	GIC	SPA	GIC	SPA
2014	$12	$2,281	$—	$2,646
2015	10	2,112	—	2,494
2016	9	1,942	—	2,326

The GIC balances were lower than expected in each period because several contract holders redeemed their contracts prior to contract maturity. In November 2016, the last outstanding GIC matured. The SPA balances in each period were higher than expected because of additional amounts received under existing contracts.

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $364 million, $356 million and $378 million for the years ended December 31, 2016, 2015 and 2014, respectively. Participant-directed withdrawals from our discontinued products were not significant in the years ended December 31, 2016, 2015 or 2014.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have audited the accompanying consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
Hartford, Connecticut
February 17, 2017

Quarterly Data (unaudited)

(Millions, except per share and common stock data)	First	Second	Third	Fourth
2016
Total revenue	$15,694	$15,952	$15,782	$15,727
Income before income taxes	$1,289	$1,354	$1,073	$275
Income taxes	(551)	(561)	(476)	(147)
Net income including non-controlling interests	738	793	597	128
Less: Net (loss) income attributable to non-controlling interests	1	2	(7)	(11)
Net income attributable to Aetna	$737	$791	$604	$139
Net income attributable to Aetna per share - basic (1)	$2.10	$2.25	$1.72	$.40
Net income attributable to Aetna per share - diluted (1)	2.09	2.23	1.70	.39

2015
Total revenue	$15,094	$15,241	$14,953	$15,049
Income before income taxes	$1,366	$1,262	$1,023	$585
Income taxes	(590)	(527)	(461)	(263)
Net income including non-controlling interests	776	735	562	322
Less: Net income (loss) attributable to non-controlling interests	(1)	3	2	1
Net income attributable to Aetna	$777	$732	$560	$321
Net income attributable to Aetna per share - basic (1)	$2.22	$2.10	$1.60	$.92
Net income attributable to Aetna per share - diluted (1)	2.20	2.08	1.59	.91

(1)	Calculation of net income attributable to Aetna per share is based on weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2016 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICOFR”) for the Company. ICOFR is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our ICOFR process includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, ICOFR may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, management assessed the effectiveness of our ICOFR at December 31, 2016. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Based on this assessment, management concluded that our ICOFR was effective at December 31, 2016. Our ICOFR as well as our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 150.

Management’s Responsibility for Financial Statements
Management is responsible for our consolidated financial statements, which have been prepared in accordance with GAAP. Management believes the consolidated financial statements, and other financial information included in this report, fairly present in all material respects our financial position, results of operations and cash flows as of and for the periods presented in this report.

The financial statements are the product of a number of processes that include the gathering of financial data developed from the records of our day-to-day business transactions. Informed judgments and estimates are used for those transactions not yet complete or for which the ultimate effects cannot be measured precisely. We emphasize the selection and training of personnel who are qualified to perform these functions. In addition, our personnel are subject to rigorous standards of ethical conduct that are widely communicated throughout the organization.

The Audit Committee of Aetna’s Board of Directors engages KPMG LLP, an independent registered public accounting firm, to audit our consolidated financial statements and express their opinion thereon. Members of that firm also have the right of full access to each member of management in conducting their audits. The report of KPMG LLP on their audit of our consolidated financial statements appears on page 150.

Audit Committee Oversight
The Audit Committee of Aetna’s Board of Directors is comprised solely of independent directors. The Audit Committee meets regularly with management, our internal auditors and KPMG LLP to oversee and monitor the work of each and to inquire of each as to their assessment of the performance of the others in their work relating to our consolidated financial statements and ICOFR. Both KPMG LLP and our internal auditors have, at all times, the right of full access to the Audit Committee, without management present, to discuss any matter they believe should be brought to the attention of the Audit Committee.

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

Name of Executive Officer	Position*	Age *
Mark T. Bertolini	Chairman and Chief Executive Officer	60

Karen S. Lynch	President	54

Shawn M. Guertin	Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer	53

Gary W. Loveman, Ph.D.	Executive Vice President, Consumer Health and Services	56

Margaret M. McCarthy	Executive Vice President, Operations and Technology	63

Harold L. Paz, M.D, M.S.	Executive Vice President, Chief Medical Officer	62

Thomas J. Sabatino, Jr.	Executive Vice President and General Counsel	58

Francis S. Soistman, Jr.	Executive Vice President, Government Services	60

*As of February 17, 2017

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

Shawn M. Guertin became Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer on January 2, 2014, having served as Senior Vice President, Chief Financial Officer and Chief Enterprise Risk Officer since February 25, 2013. Prior to that, Mr. Guertin served as the Head of Business Segment Finance since April 2011. Prior to joining Aetna, Mr. Guertin had served as a consultant to Coventry Health Care, Inc. from January 1, 2010 to December 31, 2010.

Gary W. Loveman, Ph.D. became Executive Vice President, Consumer Health and Services on October 26, 2015. Prior to joining Aetna, Mr. Loveman served as Chairman, Chief Executive Officer and President of Caesars Entertainment Corporation through June 30, 2015, and executive Chairman through December 31, 2016. Mr. Loveman continues to serve as the non-executive Chairman of its Board. Mr. Loveman joined Caesars as Chief Operating Officer in 1998 and became President in April 2001, Chief Executive Officer in January 2003 and Chairman of the Board on January 1, 2005. Mr. Loveman also serves as Chairman of the Board of Caesars Entertainment Operating Company, Inc. ("CEOC", a subsidiary of Caesars Entertainment Corporation). Mr. Loveman resigned as President and Chief Executive Officer of CEOC on July 30, 2014 and from other offices held with certain of CEOC's subsidiaries on January 14, 2015 and March 12, 2015. CEOC and those subsidiaries filed a voluntary petition under Chapter 11 of the Federal bankruptcy laws on January 15, 2015.

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

Thomas J. Sabatino, Jr. became Executive Vice President and General Counsel on April 25, 2016. Prior to joining Aetna, Mr. Sabatino served as Senior Executive Vice President, Chief Administrative Officer and General Counsel of Hertz Global Holdings, Inc. from February 2015 through April 2016; Executive Vice President, Global Legal and Chief Administrative Officer of Walgreens Boots Alliance from September 2011 through January 2015; and Senior Vice President and General Counsel of UAL Corporation and United Airlines, Inc. from March 2010 to December 2010.

Francis S. Soistman, Jr. became Executive Vice President, Government Services on June 14, 2013, having served as Vice President, Medicare since May 20, 2013 and Head of Medicare since January 14, 2013. Prior to joining Aetna, Mr. Soistman served as Executive Vice President of Jessamine Healthcare, a position he assumed in 2010.

Item 11. Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation Philosophy and Elements,” “2016 Nonmanagement Director Compensation,” “Additional Director Compensation Information,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2016 and 2015 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedule. The following financial statement schedule of the Company is included in this Item 15:
Schedule I: Condensed Financial Information of Aetna Inc. (Parent Company Only)

3. Exhibits. The exhibits listed in the accompanying “Index to Exhibits” in this Item 15 are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
Under the date of February 17, 2017, we reported on the consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, as contained in the Annual Report on Form 10-K for the year ended December 31, 2016. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Hartford, Connecticut
February 17, 2017

Schedule I - Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2016		2015
Assets:
Current assets:
Cash and cash equivalents	$14,972		$176
Investments	4		—
Other receivables, net	—		98
Income taxes receivable	48		34
Other current assets	109		197
Total current assets	15,133		505
Investment in affiliates (1)	23,415		23,236
Long-term investments	—		19
Deferred income taxes	285		270
Other long-term assets	107		88
Total assets	$38,940		$24,118

Liabilities and shareholders' equity:
Current liabilities:
Accrued expenses and other current liabilities	$792		$626
Current portion of long-term debt	1,248	—	—
Total current liabilities	2,040		626
Long-term debt, less current portion	18,366		6,708
Employee benefit liabilities	545		552
Income taxes payable	—		6
Other long-term liabilities	46		47
Total liabilities	20,997		7,939
Shareholders' equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 351.7 million shares issued and outstanding in 2016; 2.5 billion shares authorized and 349.5 million shares issued and outstanding in 2015) and additional paid-in capital	4,716		4,647
Retained earnings	14,717		12,797
Accumulated other comprehensive loss	(1,552)		(1,330)
Total Aetna shareholders' equity	17,881		16,114
Non-controlling interests	62		65
Total equity	17,943		16,179
Total liabilities and equity	$38,940		$24,118

(1)	Includes goodwill and other acquired intangible assets of $12.1 billion and $12.3 billion at December 31, 2016 and 2015, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2016	2015	2014
Other revenue (1)	$—	110	—
Net investment income	31	—	1
Net realized capital (losses) gains	(6)	—	28
Total revenue	25	110	29
Operating expenses	289	183	275
Interest expense	578	343	303
Loss on early extinguishment of long-term debt	—	—	181
Total expenses	867	526	759
Loss before income tax benefit and equity in earnings of affiliates, net	(842)	(416)	(730)
Income tax benefit	249	93	248
Equity in earnings of affiliates, net (2)	2,864	2,713	2,523
Net income attributable to Aetna	$2,271	$2,390	$2,041

(1)
In the year ended December 31, 2015, other revenue includes litigation-related proceeds, net of legal costs. Refer to Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)	Includes after-tax amortization of other acquired intangible assets of $161 million, $166 million and $158 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Comprehensive Income

	For the Years Ended December 31,
(Millions)	2016	2015	2014
Net income attributable to Aetna	$2,271	$2,390	$2,041
Other comprehensive (loss) income, net of tax:
Previously impaired debt securities	(3)	(16)	1
All other securities	(15)	(256)	241
Derivatives and foreign currency	(161)	(13)	(61)
Pension and OPEB plans	(43)	66	(380)
Other comprehensive loss	(222)	(219)	(199)
Comprehensive income attributable to Aetna	$2,049	$2,171	$1,842

Refer to Note 14 “Other Comprehensive (Loss) Income” included in Part II, Item 8 of this Annual Report on Form 10-K for further information about other comprehensive income or loss.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders' Equity

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2013	362.2	$4,382	$10,555	$(912)	$14,025	$53	$14,078
Net income	—	—	2,041	—	2,041	4	2,045
Other increases in non-controlling interests	—	—	—	—	—	12	12
Other comprehensive loss	—	—	—	(199)	(199)	—	(199)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	3.5	160	—	—	160	—	160
Repurchases of common shares	(15.9)	—	(1,218)	—	(1,218)	—	(1,218)
Dividends declared	—	—	(326)	—	(326)	—	(326)
Balance at December 31, 2014	349.8	4,542	11,052	(1,111)	14,483	69	14,552
Net income	—	—	2,390	—	2,390	5	2,395
Other decreases in non-controlling interests	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	(219)	(219)	—	(219)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	2.7	105	—	—	105	—	105
Repurchases of common shares	(3.0)	—	(296)	—	(296)	—	(296)
Dividends declared	—	—	(349)	—	(349)	—	(349)
Balance at December 31, 2015	349.5	4,647	12,797	(1,330)	16,114	65	16,179
Net income (loss)	—	—	2,271	—	2,271	(15)	2,256
Other increases in non-controlling interests	—	—	—	—	—	12	12
Other comprehensive loss	—	—	—	(222)	(222)	—	(222)
Common shares issued for benefit plans, net of employee tax withholdings	2.2	69	—	—	69	—	69
Dividends declared	—	—	(351)	—	(351)	—	(351)
Balance at December 31, 2016	351.7	$4,716	$14,717	$(1,552)	$17,881	$62	$17,943

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2016	2015	2014
Cash flows from operating activities:
Net income attributable to Aetna	$2,271	$2,390	$2,041
Adjustments to reconcile net income including non-controlling interests to net cash (used for) provided by operating activities:
Loss on early extinguishment of long-term debt	—	—	181
Pension settlement charge	—	—	112
Equity earnings of affiliates, net (1)	(2,864)	(2,713)	(2,523)
Amortization of interest rate hedges	20	6	6
Stock-based compensation expense	191	181	163
Net realized capital losses (gains)	6	—	(28)
Net change in other assets and other liabilities	308	(245)	127
Net cash (used for) provided by operating activities	(68)	(381)	79
Cash flows from investing activities:
Proceeds from sales and maturities of investments	—	66	18
Cost of investments	—	—	(86)
Dividends received from affiliates, net	2,742	1,733	895
Net cash provided by investing activities	2,742	1,799	827
Cash flows from financing activities:
Repayment of long-term debt	—	—	(1,423)
Issuance of long-term debt	12,886	—	1,482
Net (repayment) issuance of short-term debt	—	(500)	500
Common shares issued under benefit plans, net	(139)	(143)	(60)
Stock-based compensation tax benefits	—	53	41
Common shares repurchased	—	(296)	(1,218)
Net payment on interest rate derivatives	(274)	(25)	(77)
Dividends paid to shareholders	(351)	(349)	(321)
Net cash provided by (used for) financing activities	12,122	(1,260)	(1,076)
Net increase (decrease) in cash and cash equivalents	14,796	158	(170)
Cash and cash equivalents, beginning of period	176	18	188
Cash and cash equivalents, end of period	$14,972	$176	$18
Supplemental cash flow information:
Interest paid	$485	$276	$286
Income taxes refunded	252	282	198

(1)	Includes after-tax amortization of other acquired intangible assets of $161 million, $166 million and $158 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1. Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The financial information presented herein includes the balance sheet of the Parent Company as of December 31, 2016 and 2015 and the related statements of income, comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2016, 2015 and 2014. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2. Summary of Significant Accounting Policies

Refer to Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for the summary of significant accounting policies.

3. Dividends

Gross cash dividends received from subsidiaries and included in net cash provided by investing activities in the Statements of Cash Flows were $2.9 billion, $2.2 billion and $1.5 billion in 2016, 2015 and 2014, respectively.

4. Acquisitions and Dispositions

Refer to Note 3 “Acquisitions, Terminated Acquisition and Terminated Divestiture” included in Part II, Item 8 of this Annual Report on Form 10-K for a description of acquisitions and dispositions.

5. Other Comprehensive Income (Loss)

Refer to Note 14 “Other Comprehensive (Loss) Income” included in Part II, Item 8 of this Annual Report on Form 10-K for a description of accumulated other comprehensive income (loss).

6. Debt

Long-term debt on the Parent Company Only balance sheet excludes long-term debt of a subsidiary. That debt was acquired in our acquisition of Coventry Health Care, Inc. Refer to Note 9 “Debt” included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Parent Company's consolidated total debt.

INDEX TO EXHIBITS

Exhibits*

Exhibits to this Form 10-K are as follows:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Agreement and Plan of Merger dated as of July 2, 2015 among Aetna Inc., Echo Merger Sub, Inc., Echo Merger Sub, LLC and Humana Inc, incorporated herein by reference to Exhibit 2.1 to Aetna's Form 8-K filed on July 7, 2015.

2.2
Letter agreement dated December 21, 2016 among Aetna Inc., Echo Merger Sub, Inc., Echo Merger Sub, LLC and Humana Inc, incorporated herein by reference to Exhibit 10.1 to Aetna's Form 8-K filed on December 22, 2016.

2.3
Termination Agreement dated as of February 14, 2017 among Aetna Inc., Echo Merger Sub, Inc., Echo Merger Sub, LLC and Humana Inc. incorporated herein by reference to Exhibit 10.1 to Aetna’s Form 8-K filed on February 14, 2017.

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

4.9
Supplemental Indenture dated as of June 9, 2016 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating the Aetna Inc.’s Floating Rate Senior Notes due December 8, 2017, 1.700% Senior Notes due June 7, 2018, 1.900% Senior Notes due June 7, 2019, 2.400% Senior Notes due June 15, 2021, 2.800% Senior Notes due June 15, 2023, 3.200% Senior Notes due June 15, 2026, 4.250% Senior Notes due June 15, 2036 and 4.375% Senior Notes due June 15, 2046, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on June 9, 2016.

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

10.10	Notice of Effectiveness (Third Amendment), incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.11	$3.2 billion Term Loan Credit Agreement dated as of July 30, 2015, incorporated herein by reference to Exhibit 99.5 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.12	Notice of Effectiveness (Term Loan Credit Agreement), incorporated herein by reference to Exhibit 99.6 to Aetna Inc.’s Form 8-K filed on July 31, 2015.

10.13	First Amendment, dated as of November 21, 2016, to Term Loan Credit Agreement dated July 30, 2015, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on November 22, 2016.

10.14	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.15
Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.16	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 30, 2014, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.'s Form 8-K filed on June 4, 2014. **

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

10.21
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

10.24	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Terms of Award (2015), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on April 28, 2015. **

10.25	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement, incorporated herein by reference to Exhibit 10.6 to Aetna Inc.'s Form 10-Q filed on April 28, 2011. **

10.26	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.'s Form 10-Q filed on April 29, 2010 (SEC file number 001-16095). **

10.27
Aetna Inc. 2010 Non-Employee Director Compensation Plan, incorporated herein by reference to Annex C to Aetna Inc.'s definitive proxy statement on Schedule 14A filed on April 12, 2010 (SEC file number 001-16095).  **

10.28
Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.'s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.29
Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.'s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.30
1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.'s Form 10-K filed on February 29, 2008 (SEC file number 001-16095). **

10.31	Aetna Inc. 2016 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on August 2, 2016. **

10.32
Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.'s Form 10-Q filed November 3, 2010 (SEC file number 001-16095). **

10.33
Amendment No. 1, dated as of August 4, 2013, to Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 8-K filed on August 5, 2013. **

10.34	Letter agreement dated March 23, 2011 between Aetna Life Insurance Company and Shawn M. Guertin, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 30, 2013. **

10.35	Letter agreement dated September 17, 2015 between Aetna Inc. and Gary W. Loveman, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed April 28, 2016. **

10.36
Letter agreement dated May 18, 2012 between Aetna Life Insurance Company and Karen S. Rohan (Lynch), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 30, 2013. **

10.37	Employment Agreement dated December 10, 2014 between Aetna Inc. and Karen S. Rohan (Lynch), incorporated herein by reference to Exhibit 10.29 to Aetna Inc.'s Form 10-K filed on February 27, 2015. **

10.38
Letter agreement dated December 17, 2012 between Aetna Life Insurance Company and Francis S. Soistman, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.'s Form 10-Q filed on April 28, 2015. **

10.39	Form of Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement, incorporated herein by reference to Exhibit 10.32 to Aetna Inc.'s Form 10-K filed on February 27, 2015. **

10.40
Descriptions of certain arrangements not embodied in formal documents as described under the headings “2016 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement (when filed). **

11	Statement re: computation of per share earnings
11.1	“Computation of per share earnings” is incorporated herein by reference to Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of the registrant
21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney
24.1	Power of Attorney.

31	Rule 13a - 14(a)/15d - 14(e) Certifications
31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Item 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 17, 2017	Aetna Inc.

By: /s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Mark T. Bertolini	Chairman and Chief Executive Officer	February 17, 2017
Mark T. Bertolini	and Director
(Principal Executive Officer)

/s/ Shawn M. Guertin	Executive Vice President and	February 17, 2017
Shawn M. Guertin	Chief Financial Officer
(Principal Financial Officer)

/s/ Sharon A. Virag	Vice President, Controller and	February 17, 2017
Sharon A. Virag	Chief Accounting Officer
(Principal Accounting Officer)

Fernando Aguirre *	Director
Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Jeffrey E. Garten *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director
Olympia J. Snowe *	Director

* By: /s/ Sharon A. Virag
Sharon A. Virag
Attorney-in-fact
February 17, 2017