Form 10-Q
period 2017-03-31
AETNA INC /PA/
filed 2017-05-02
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 2017
or

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
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

There were 331.7 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at March 31, 2017.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2017

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	(Unaudited)
(Millions)	At March 31, 2017	At December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$3,877	$17,996
Investments	3,079	3,046
Premiums receivable, net	2,745	2,356
Other receivables, net	2,367	2,224
Accrued investment income	230	232
Income taxes receivable	75	44
Other current assets	2,645	2,551
Total current assets	15,018	28,449
Long-term investments	21,922	21,833
Reinsurance recoverables	716	727
Goodwill	10,637	10,637
Other acquired intangible assets, net	1,382	1,442
Property and equipment, net	577	587
Deferred income taxes	93	—
Other long-term assets	1,762	1,480
Separate Accounts assets	4,244	3,991
Total assets	$56,351	$69,146

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$6,432	$6,558
Future policy benefits	645	645
Unpaid claims	790	801
Unearned premiums	2,078	556
Policyholders’ funds	2,775	2,772
Current portion of long-term debt	1,249	1,634
Accrued expenses and other current liabilities	5,579	5,728
Total current liabilities	19,548	18,694
Future policy benefits	5,908	5,929
Unpaid claims	1,705	1,703
Policyholders’ funds	870	812
Long-term debt, less current portion	8,174	19,027
Deferred income taxes	—	4
Other long-term liabilities	1,564	1,043
Separate Accounts liabilities	4,244	3,991
Total liabilities	42,013	51,203
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 331.7 million shares issued and outstanding in 2017; 2.5 billion shares authorized and 351.7 million shares issued and outstanding in 2016) and additional paid-in capital	4,006	4,716
Retained earnings	11,531	14,717
Accumulated other comprehensive loss	(1,276)	(1,552)
Total Aetna shareholders’ equity	14,261	17,881
Non-controlling interests	77	62
Total equity	14,338	17,943
Total liabilities and equity	$56,351	$69,146

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions, except per common share data)	2017	2016
Revenue:
Health care premiums	$13,219	$13,469
Other premiums	544	540
Fees and other revenue (1)	1,475	1,467
Net investment income	260	218
Net realized capital losses	(333)	(1)
Total revenue	15,165	15,693
Benefits and expenses:
Health care costs (2)	10,916	10,848
Current and future benefits	545	529
Operating expenses:
Selling expenses	421	421
General and administrative expenses	3,432	2,442
Total operating expenses	3,853	2,863
Interest expense	173	102
Amortization of other acquired intangible assets	60	62
Loss on early extinguishment of long-term debt	246	—
Total benefits and expenses	15,793	14,404
(Loss) income before income taxes	(628)	1,289
Income taxes:
Current	(7)	560
Deferred	(242)	(9)
Total income tax (benefit) expense	(249)	551
Net (loss) income including non-controlling interests	(379)	738
Less: Net income attributable to non-controlling interests	2	1
Net (loss) income attributable to Aetna	$(381)	$737
(Loss) earnings per common share:
Basic	$(1.11)	$2.10
Diluted	$(1.11)	$2.08

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $31 million and $24 million (net of pharmaceutical and processing costs of $340 million and $308 million) for the three months ended March 31, 2017 and 2016, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $34 million for each of the three month periods ended March 31, 2017 and 2016.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months
	Ended March 31,
(Millions)	2017	2016
Net (loss) income including non-controlling interests	$(379)	$738
Other comprehensive income, net of tax:
Previously impaired debt securities	—	1
All other securities	44	221
Derivatives and foreign currency	222	(157)
Pension and other postretirement employee benefit (“OPEB”) plans	10	10
Other comprehensive income	276	75
Comprehensive (loss) income including non-controlling interests	(103)	813
Less: Comprehensive income attributable to non-controlling interests	2	1
Comprehensive (loss) income attributable to Aetna	$(105)	$812

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited), including Note 11 for further information about other comprehensive (loss) income.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Three Months Ended March 31, 2017
Balance at December 31, 2016	351.7	$4,716	$14,717	$(1,552)	$17,881	$62	$17,943
Net (loss) income	—	—	(381)	—	(381)	2	(379)
Other increases in non-controlling interest	—	—	—	—	—	13	13
Other comprehensive income (Note 11)	—	—	—	276	276	—	276
Common shares issued for benefit plans, net of employee tax withholdings	0.9	(49)	—	—	(49)	—	(49)
Repurchases of common shares	(20.9)	(661)	(2,639)	—	(3,300)	—	(3,300)
Dividends declared	—	—	(166)	—	(166)	—	(166)
Balance at March 31, 2017	$331.7	$4,006	$11,531	$(1,276)	$14,261	$77	$14,338

Three Months Ended March 31, 2016
Balance at December 31, 2015	349.5	$4,647	$12,797	$(1,330)	$16,114	$65	$16,179
Net income	—	—	737	—	737	1	738
Other decreases in non-controlling interest	—	—	—	—	—	(1)	(1)
Other comprehensive income (Note 11)	—	—	—	75	75	—	75
Common shares issued for benefit plans, net of employee tax withholdings	1.1	(15)	—	—	(15)	—	(15)
Dividends declared	—	—	(88)	—	(88)	—	(88)
Balance at March 31, 2016	350.6	$4,632	$13,446	$(1,255)	$16,823	$65	$16,888

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Millions)	2017	2016
Cash flows from operating activities:
Net (loss) income including non-controlling interests	$(379)	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	333	1
Depreciation and amortization	160	169
Debt fair value amortization	(7)	(7)
Equity in (earnings) losses of affiliates, net	(38)	15
Stock-based compensation expense	54	54
Amortization of net investment premium	17	21
Loss on early extinguishment of long-term debt	246	—
Changes in assets and liabilities:
Premiums due and other receivables	(477)	(182)
Income taxes	(271)	519
Other assets and other liabilities	(95)	(262)
Health care and insurance liabilities	1,356	725
Net cash provided by operating activities	899	1,791
Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,738	2,938
Cost of investments	(2,723)	(3,060)
Additions to property, equipment and software	(71)	(55)
Net cash used for investing activities	(56)	(177)
Cash flows from financing activities:
Repayment of long-term debt	(11,484)	—
Common shares issued under benefit plans, net	(103)	(79)
Common shares repurchased	(3,300)	—
Dividends paid to shareholders	(88)	(87)
Net payment on interest rate derivatives	—	(206)
Contributions, non-controlling interests	13	—
Net cash used for financing activities	(14,962)	(372)
Net (decrease) increase in cash and cash equivalents	(14,119)	1,242
Cash and cash equivalents, beginning of period	17,996	2,524
Cash and cash equivalents, end of period	$3,877	$3,766
Supplemental cash flow information:
Interest paid	$130	$44
Income taxes paid	22	31

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 16 for additional information).

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2016 Annual Report on Form 10-K (our “2016 Annual Report”), unless the information contained in those disclosures materially changed or is required by GAAP. The accompanying unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2016 Annual Report.

These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The Company has evaluated subsequent events that occurred after March 31, 2017 through the date the financial statements were issued and determined there were no subsequent events to disclose.

Reclassifications
Certain reclassifications were made to 2016 financial information to conform with the 2017 presentation.

New Accounting Standards
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

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows
Effective January 1, 2017, we adopted, on a retrospective basis, new accounting guidance which clarifies the classification of certain cash receipts and cash payments in our Consolidated Statements of Cash Flows. As a result, certain cash distributions received from our equity method investments will now be classified as cash inflows from operating activities. These cash distributions previously were classified as cash inflows from investing activities. There were no material reclassifications in our Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 as a result of the adoption of this new guidance.

Future Application of Accounting Standards
Revenue from Contracts with Customers
Effective January 1, 2018, we will adopt new accounting guidance related to revenue recognition from contracts with customers. While industry-specific guidance related to contracts with customers within the scope of Accounting Standards Codification (“ASC”) 944 Financial Services - Insurance remains unchanged, most other industry-specific revenue recognition requirements have been removed. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We currently anticipate adopting the new guidance using the modified retrospective approach with a cumulative effect adjustment to retained earnings. While we are still evaluating the impact of this new guidance on our financial statements, we anticipate that any impact will only relate to contracts with customers outside the scope of ASC Topic 944. Adoption of this new guidance could result in reclassifications within our Consolidated Statements of Income; however, we do not anticipate any material changes in the timing of our recognition of revenue or net income.

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

Leases
Effective January 1, 2019, we will adopt new accounting guidance related to the recognition, measurement and disclosure requirements for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and corresponding lease liability on their balance sheets for all leases other than those that meet the definition of a short-term lease. The new guidance also revises certain disclosure requirements regarding leases. While we are still evaluating the impact of adoption of this new guidance, we anticipate that we will be required to record an asset and corresponding liability related to our operating leases (as described in Note 17 in our 2016 Annual Report) on our Consolidated Balance Sheets.

Accounting for Interest Associated with the Purchase of Callable Debt Securities
Effective January 1, 2019, we will adopt new accounting guidance related to the amortization of purchased callable debt securities held at a premium. Under the new guidance, premiums on callable debt securities are amortized to the earliest call date rather than to the contractual maturity date.  Callable debt securities held at a discount will continue to be amortized to the contractual maturity date. We are still assessing the impact of this new guidance on our financial position and operating results.

Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, we will adopt new accounting guidance related to the measurement of credit losses on financial assets and certain other instruments. The new guidance requires the use of a new forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. The new guidance also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. We are still assessing the impact of this new guidance on our financial position and operating results.

3.	Terminated Acquisition and Terminated Divestiture

On July 2, 2015, we entered into a definitive agreement (the "Merger Agreement") to acquire Humana Inc. ("Humana"). On July 21, 2016, the U.S. Department of Justice (the “DOJ”) and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that our acquisition of Humana (the “Humana Transaction”) would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Transaction.

On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively the “Parties”) agreed to terminate the Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017 (the “Termination Date”). Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and recorded the expense in general and administrative expenses. We funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized certain costs in our net income during the three months ended March 31, 2017. Refer to Note 8 for additional information.

In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage relating to the Humana Transaction, on August 2, 2016, we entered into a definitive agreement (the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. On February 14, 2017, Aetna and Molina entered into a Termination Agreement (the “APA Termination Agreement”) pursuant to which Aetna terminated the Aetna APA, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby or entered pursuant thereto. Under the APA Termination Agreement, Aetna agreed to pay Molina in cash (a) a termination fee of $53 million and (b) approximately 70% of Molina’s transaction costs. We paid Molina the termination fee on February 16, 2017 and the applicable transaction costs of $7 million on February 27, 2017 and recorded the expense in general and administrative expenses. The payments were funded with the proceeds of the 2016 senior notes.

4.    Investments

Total investments at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017			December 31, 2016
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,928	$18,925	$21,853	$2,876	$18,866	$21,742
Mortgage loans	151	1,356	1,507	170	1,341	1,511
Other investments	—	1,641	1,641	—	1,626	1,626
Total investments	$3,079	$21,922	$25,001	$3,046	$21,833	$24,879

Debt and Equity Securities
Debt and equity securities available for sale at March 31, 2017 and December 31, 2016 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Debt securities:
U.S. government securities	$1,595	$49	$—	$1,644
States, municipalities and political subdivisions	4,886	170	(41)	5,015
U.S. corporate securities	8,400	394	(44)	8,750
Foreign securities	3,004	180	(17)	3,167
Residential mortgage-backed securities	760	9	(7)	762
Commercial mortgage-backed securities	1,331	3	(36)	1,298
Other asset-backed securities	1,108	9	(5)	1,112
Redeemable preferred securities	22	5	—	27
Total debt securities	21,106	819	(150)	21,775
Equity securities	69	11	(2)	78
Total debt and equity securities (1)(2)	$21,175	$830	$(152)	$21,853
December 31, 2016
Debt securities:
U.S. government securities	$1,643	$51	$—	$1,694
States, municipalities and political subdivisions	5,047	152	(61)	5,138
U.S. corporate securities	8,145	385	(55)	8,475
Foreign securities	2,958	163	(33)	3,088
Residential mortgage-backed securities	793	11	(9)	795
Commercial mortgage-backed securities	1,382	5	(39)	1,348
Other asset-backed securities	1,077	7	(9)	1,075
Redeemable preferred securities	22	5	—	27
Total debt securities	21,067	779	(206)	21,640
Equity securities	84	20	(2)	102
Total debt and equity securities (1)(2)	$21,151	$799	$(208)	$21,742

(1)
At both March 31, 2017 and December 31, 2016, we held securities for which we previously recognized an immaterial amount of non-credit related impairments in accumulated other comprehensive loss. These securities each had an immaterial amount of net unrealized capital gains at both March 31, 2017 and December 31, 2016.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 for additional information on our accounting for discontinued products).  At March 31, 2017, debt and equity securities with a fair value of approximately $2.8 billion, gross unrealized capital gains of $192 million and gross unrealized capital losses of $29 million and, at December 31, 2016, debt and equity securities with a fair value of approximately $2.9 billion, gross unrealized capital gains of $195 million and gross unrealized capital losses of $35 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at March 31, 2017 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or we intend to sell a security prior to maturity.

(Millions)	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,498	$1,513
One year through five years	6,948	7,121
After five years through ten years	4,775	4,909
Greater than ten years	4,686	5,060
Residential mortgage-backed securities	760	762
Commercial mortgage-backed securities	1,331	1,298
Other asset-backed securities	1,108	1,112
Total	$21,106	$21,775

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2017 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2017, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.7 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At March 31, 2017, these securities had an average credit quality rating of AAA and a weighted average duration of 6.9 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2017, these securities had an average credit quality rating of AA- and a weighted average duration of 1.3 years.

Summarized below are the debt and equity securities we held at March 31, 2017 and December 31, 2016 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total (1)
(Millions, except number of securities)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2017
Debt securities:
U.S. government securities	32	$59	$—	—	$—	$—	32	$59	$—
States, municipalities and political subdivisions	530	1,539	38	45	87	3	575	1,626	41
U.S. corporate securities	1,210	1,965	35	79	78	9	1,289	2,043	44
Foreign securities	421	693	15	42	57	2	463	750	17
Residential mortgage-backed securities	194	431	7	102	16	—	296	447	7
Commercial mortgage-backed securities	280	1,025	36	—	—	—	280	1,025	36
Other asset-backed securities	239	449	3	114	102	2	353	551	5
Total debt securities	2,906	6,161	134	382	340	16	3,288	6,501	150
Equity securities	1	4	—	10	2	2	11	6	2
Total debt and equity securities (1)	2,907	$6,165	$134	392	$342	$18	3,299	$6,507	$152
December 31, 2016
Debt securities:
U.S. government securities	26	$39	$—	1	$1	$—	27	$40	$—
States, municipalities and political subdivisions	865	2,228	58	37	75	3	902	2,303	61
U.S. corporate securities	1,428	2,277	44	114	101	11	1,542	2,378	55
Foreign securities	649	970	27	62	76	6	711	1,046	33
Residential mortgage-backed securities	188	455	8	104	17	1	292	472	9
Commercial mortgage-backed securities	285	1,038	39	3	3	—	288	1,041	39
Other asset-backed securities	226	403	4	208	177	5	434	580	9
Total debt securities	3,667	7,410	180	529	450	26	4,196	7,860	206
Equity securities	2	3	—	8	3	2	10	6	2
Total debt and equity securities (1)	3,669	$7,413	$180	537	$453	$28	4,206	$7,866	$208

(1)
At March 31, 2017 and December 31, 2016, debt and equity securities in an unrealized capital loss position of $29 million and $35 million, respectively, and with related fair value of $794 million and $890 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At March 31, 2017, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2017 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$7	$—	$207	$—	$214	$—
One year through five years	47	1	1,612	19	1,659	20
After five years through ten years	252	6	1,095	25	1,347	31
Greater than ten years	261	14	997	37	1,258	51
Residential mortgage-backed securities	17	—	430	7	447	7
Commercial mortgage-backed securities	182	6	843	30	1,025	36
Other asset-backed securities	27	—	524	5	551	5
Total	$793	$27	$5,708	$123	$6,501	$150

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three months ended March 31, 2017 and 2016 we had the following activity in our mortgage loan portfolio:

	Three Months Ended
	March 31,
(Millions)	2017	2016
New mortgage loans	$54	$12
Mortgage loans fully repaid	48	48

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

•	Category 1 - Represents loans of superior quality

•	Category 2 to 4 - Represents loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.

•	Categories 5 and 6 - Represents loans where credit risk is not substantial, but these loans warrant management’s close attention.

•	Category 7 - Represents loans where collections are potentially at risk and if necessary, an impairment is recorded.
Based upon our most recent assessments at March 31, 2017 and December 31, 2016, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	March 31, 2017	December 31, 2016
1	$44	$45
2 to 4	1,446	1,449
5 and 6	17	17
7	—	—
Total	$1,507	$1,511

Net Investment Income
Sources of net investment income for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Debt securities	$190	$195
Mortgage loans	22	29
Other investments	58	4
Gross investment income	270	228
Investment expenses	(10)	(10)
Net investment income (1)	$260	$218

(1)
Net investment income includes $66 million and $45 million for the three months ended March 31, 2017 and 2016, respectively, related to investments supporting our experience-rated and discontinued products.

Realized Capital Gains/Losses
Net realized capital losses for the three months ended March 31, 2017 and 2016, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in earnings	$(2)	$(9)
Other net realized capital (losses) gains	(331)	8
Net realized capital losses	$(333)	$(1)

The net realized capital losses for the three months ended March 31, 2017 were primarily attributable to the recognition into earnings of the entire unamortized effective portion of the related hedge losses upon the mandatory redemption of $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of $750 million aggregate principal amount of senior notes due 2020. The net realized capital losses for the three months ended March 31, 2016 were primarily attributable to yield-related OTTI on debt securities, substantially offset by gains from the sales of other investments.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during three months ended March 31, 2017 or 2016.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of available for sale debt and equity securities and the related gross realized capital gains and losses for the three months ended March 31, 2017 and 2016 were as follows(1):

	Three Months Ended
	March 31,
(Millions)	2017	2016
Proceeds on sales	$1,110	$1,546
Gross realized capital gains	21	32
Gross realized capital losses	14	31

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

Variable Interest Entities - Primary Beneficiary
We have one majority owned hedge fund investment where we are the investment manager and have the power to direct the activities that most significantly impact the VIE’s economic performance, including determining the hedge fund’s investment strategy. Accordingly, we are the primary beneficiary and consolidate the investment in our operating results. The fund invests in additional hedge funds that are VIEs; however, we are not the primary beneficiary of these underlying funds as discussed in further detail below.

Substantially all of the assets of the VIE hedge fund are comprised of hedge fund investments reported as long-term investments on our Consolidated Balance Sheets. The VIE hedge fund had no material liabilities at March 31, 2017 or December 31, 2016. The total amount of the VIE hedge fund’s assets included in long term investments on our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 were $459 million and $472 million, respectively.

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

We are not the primary beneficiary of these investments because the nature of our involvement with the activities of these VIEs does not give us the power to direct the activities that most significantly impact their economic performance. We record the amount of our investment in these VIEs as long-term investments on our Consolidated Balance Sheets and recognize our share of each VIE’s income or losses in earnings.  Our maximum exposure to loss from these VIEs is limited to our investment balances as disclosed below and the risk of recapture of tax credits related to the real estate partnerships previously recognized, which we do not consider significant.

The total amount of other variable interest holder VIE assets included in long term investments on our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 were as follows:

(Millions)	March 31, 2017	December 31, 2016
Hedge fund investments	$355	$384
Private equity investments	497	454
Real estate partnerships	263	278
Total	$1,115	$1,116

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at March 31, 2017 and December 31, 2016 were as follows:

(Millions)	March 31, 2017	December 31, 2016
Assets:
Hedge fund investments	$34,203	$32,926
Private equity investments	26,819	25,368
Real estate partnerships	6,549	6,743
Total	$67,571	$65,037

Liabilities:
Hedge fund investments	$3,464	$2,819
Private equity investments	3,353	2,354
Real estate partnerships	4,727	4,938
Total	$11,544	$10,111

Non-controlling (Minority) Interests
At March 31, 2017 and December 31, 2016, continuing business non-controlling interests were $77 million and $62 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $2 million and $1 million for the three months ended March 31, 2017 and 2016, respectively. These non-controlling interests did not have a material impact on our financial position or operating results.

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

Financial Instruments Measured at Fair Value in our Balance Sheets
Certain of our financial instruments are measured at fair value in our Consolidated Balance Sheets.  The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP.  The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset or liability for each level:

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

The fair values of our Level 2 debt securities are obtained using models such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2017 or December 31, 2016.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2017 or December 31, 2016.  The total fair value of our broker quoted debt securities was $110 million at March 31, 2017 and $80 million at December 31, 2016.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016. Financial assets measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Debt securities:
U.S. government securities	$1,482	$162	$—	$1,644
States, municipalities and political subdivisions	—	5,014	1	5,015
U.S. corporate securities	—	8,671	79	8,750
Foreign securities	—	3,146	21	3,167
Residential mortgage-backed securities	—	762	—	762
Commercial mortgage-backed securities	—	1,267	31	1,298
Other asset-backed securities	—	1,106	6	1,112
Redeemable preferred securities	—	27	—	27
Total debt securities	1,482	20,155	138	21,775
Equity securities	47	—	31	78
Total	$1,529	$20,155	$169	$21,853
December 31, 2016
Assets:
Debt securities:
U.S. government securities	$1,514	$180	$—	$1,694
States, municipalities and political subdivisions	—	5,137	1	5,138
U.S. corporate securities	—	8,395	80	8,475
Foreign securities	—	3,067	21	3,088
Residential mortgage-backed securities	—	795	—	795
Commercial mortgage-backed securities	—	1,348	—	1,348
Other asset-backed securities	—	1,075	—	1,075
Redeemable preferred securities	—	26	1	27
Total debt securities	1,514	20,023	103	21,640
Equity securities	59	—	43	102
Total	$1,573	$20,023	$146	$21,742

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2017 or 2016. During the three months ended March 31, 2017 and 2016, we had an immaterial amount of gross transfers into and out of Level 3 financial assets.

Financial Instruments Not Measured at Fair Value in our Balance Sheets
The following is a description of the valuation methodologies used for estimating the fair value of our financial assets and liabilities that are carried on our Consolidated Balance Sheets at adjusted cost or contract value.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried on our Consolidated Balance Sheets at adjusted cost or contract value at March 31, 2017 and December 31, 2016 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Mortgage loans	$1,507	$—	$—	$1,539	$1,539
Bank loans	8	—	—	8	8
Equity securities (1)	45	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8	—	—	8	8
Without a fixed maturity	370	—	—	354	354
Long-term debt	9,423	—	10,128	—	10,128

(Millions)
December 31, 2016
Assets:
Mortgage loans	$1,511	$—	$—	$1,540	$1,540
Bank loans	8	—	—	8	8
Equity securities (1)	35	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8	—	—	8	8
Without a fixed maturity	378	—	—	364	364
Long-term debt	20,661	—	21,468	—	21,468

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts Measured at Fair Value in our Balance Sheets
Separate Accounts assets in our Large Case Pensions segment represent funds maintained to meet specific objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Net investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Accounts assets are not reflected in our Consolidated Statements of Income, Shareholders’ Equity or Cash Flows.

Separate Accounts assets include debt and equity securities and derivative instruments.  The valuation methodologies used for these assets are similar to the methodologies described in this Note 5.  Separate Accounts assets also include investments in common/collective trusts that are carried at fair value. Common/collective trusts invest in other investment funds otherwise known as the underlying funds. The Separate Accounts’ interests in the common/collective trust funds are based on the fair values of the investments of the underlying funds and therefore are classified in Level 2. The assets in the underlying funds primarily consist of equity securities. Investments in common/collective trust funds are valued at their respective net asset value per share/unit on the valuation date.

Separate Accounts financial assets at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017				December 31, 2016
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$784	$2,488	$2	$3,274	$766	$2,378	$—	$3,144
Equity securities	147	6	—	153	166	6	—	172
Common/collective trusts	—	589	—	589	—	582	—	582
Total (1)	$931	$3,083	$2	$4,016	$932	$2,966	$—	$3,898

(1)	Excludes $228 million and $93 million of cash and cash equivalents and other receivables at March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements at March 31, 2017 and December 31, 2016 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
March 31, 2017
Derivatives	$—	$17	$—	$17
Total	$—	$17	$—	$17

December 31, 2016
Derivatives	$—	$17	$—	$17
Total	$—	$17	$—	$17

(1) There were no amounts offset in our Consolidated Balance Sheets at March 31, 2017 or December 31, 2016.

There were no financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements at March 31, 2017 and December 31, 2016.

6.     Health Care and Other Insurance Liabilities

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Health care costs payable, beginning of the period	$6,558	$6,306
Less: Reinsurance recoverables	5	4
Health care costs payable, beginning of the period, net	6,553	6,302
Add: Components of incurred health care costs
Current year	11,420	11,475
Prior years	(614)	(627)
Total incurred health care costs (1)	10,806	10,848

Less: Claims paid
Current year	6,298	5,929
Prior years	4,742	4,398
Total claims paid	11,040	10,327

Health care costs payable, end of period, net	6,319	6,823
Add: Premium deficiency reserve	110	—
Add: Reinsurance recoverables	3	2
Health care costs payable, end of period	$6,432	$6,825

(1)
Total incurred health care costs exclude from the table above $110 million related to the premium deficiency reserve recorded during the three months ended March 31, 2017 for the 2017 coverage year on our individual Commercial products.

Our estimates of prior years’ health care costs payable decreased by $614 million and $627 million in the three months ended March 31, 2017 and 2016, respectively, resulting from claims settled for amounts less than originally estimated, primarily due to lower health care cost trends as well as the actual claim submission time being faster than we assumed in establishing our health care costs payable in the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of the current year health care costs payable.

At March 31, 2017, total Health Care liabilities for the ultimate cost of medical claims that have been incurred but not yet reported to us and of those which have been reported to us but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.5 billion. The substantial majority of the total Health Care IBNR liabilities plus expected development on reported claims at March 31, 2017 related to the current year.

Long-Term Disability Unpaid Claims
The following table shows the components of the change in unpaid long-term disability claims during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Long-term disability unpaid claims beginning of the period	$1,904	$1,819
Less: Reinsurance recoverables	26	27
Long-term disability unpaid claims, beginning of the period, net	1,878	1,792
Add: Components of incurred claims
Current year	131	137
Prior years	5	4
Total incurred claims	136	141
Less: Claims paid
Current year	1	1
Prior years	134	119
Total claims paid	135	120
Long-term disability unpaid claims, end of period, net	1,879	1,813
Add: Reinsurance recoverables	26	27
Long-term disability unpaid claims, end of period	$1,905	$1,840

Our estimates of prior years’ long-term disability unpaid claims liability were relatively consistent with actual results in each of the three month periods ended March 31, 2017 and 2016.

The reconciliation of the long-term disability unpaid claims liability to the total unpaid claims liability in our Consolidated Balance Sheets is as follows at March 31, 2017 and 2016:

	At March 31,
(Millions)	2017	2016
Long-term disability unpaid claims	$1,905	$1,840
Term life unpaid claims	472	485
Other unpaid claims	118	122
Total unpaid claims	$2,495	$2,447

7.    The ACA’s Reinsurance, Risk Adjustment and Risk Corridor (the “3Rs”)

We participate in certain public health insurance exchanges (“Public Exchanges”) established pursuant to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers the 3Rs risk management programs. The ACA’s temporary Reinsurance and Risk Corridor programs expired at the end of 2016.

Our net receivable (payable) related to the 3Rs risk management programs at March 31, 2017 and December 31, 2016 were as follows:

	At March 31, 2017			At December 31, 2016
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Current	$166	$(696)	$1	$202	$(690)	$(10)
Long-term	12	(38)	—	—	—	—
Total net receivable (payable)	$178	$(734)	$1	$202	$(690)	$(10)

At March 31, 2017, we estimate that we are entitled to receive a total of $529 million from HHS under the three-year ACA risk corridor program for the 2014 through 2016 program years. In November 2016, HHS announced that all 2015 ACA risk corridor collections will be used to pay a portion of the balances on the 2014 ACA risk corridor payments. At March 31, 2017 and December 31, 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of the HHS’s announced pro-rated funding amount for the 2014 program year because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the Cost Sharing Subsidy and 3Rs in each subsequent year, except for the final reconciliation and settlement of the 2014 Cost Sharing Subsidy which occurred in 2016.

Fees Mandated by the ACA
Beginning January 1, 2014, the ACA imposes an annual premium-based health insurer fee (“HIF”) for each calendar year payable in September which is not deductible for tax purposes. In December 2015, the Consolidated Appropriation Act was enacted which included a one year suspension in 2017 of the HIF. Accordingly, there was no expense related to the HIF for the three months ended March 31, 2017 compared with an expense of $214 million for the three months ended March 31, 2016.

Beginning January 1, 2014, the ACA established a temporary reinsurance program that expired at the end of 2016. Accordingly, there was no expense related to our estimated contribution for the funding of the ACA’s reinsurance program for the three months ended March 31, 2017 compared with an expense of $29 million for the three months ended March 31, 2016.

8.    Debt

Long Term Debt
The carrying value of our long-term debt at March 31, 2017 and December 31, 2016 was as follows:

(Millions)	March 31, 2017	December 31, 2016
Senior notes, 5.95% due March 2017 (1)	$—	$386
Senior notes, 1.75% due May 2017 (1)	250	250
Senior notes, 1.5% due November 2017 (1)	499	499
Senior notes, floating rate due December 2017 (1)	499	499
Senior notes, 1.7% due June 2018	998	997
Senior notes, 2.2% due March 2019	374	374
Senior notes, 1.9% due June 2019	—	1,642
Senior notes, 3.95% due September 2020	—	745
Senior notes, 2.4% due June 2021	—	1,839
Senior notes, 5.45% due June 2021	658	661
Senior notes, 4.125% due June 2021	496	495
Senior notes, 2.75% due November 2022	986	986
Senior notes, 2.8% due June 2023	1,290	1,290
Senior notes, 3.5% due November 2024	743	742
Senior notes, 3.2% due June 2026	—	2,771
Senior notes, 4.25% due June 2036	—	1,480
Senior notes, 6.625% due June 2036	765	765
Senior notes, 6.75% due December 2037	527	527
Senior notes, 4.5% due May 2042	478	478
Senior notes, 4.125% due November 2042	489	489
Senior notes, 4.75% due March 2044	371	371
Senior notes, 4.375% due June 2046	—	2,375
Total long-term debt	9,423	20,661
Less current portion of long-term debt	1,249	1,634
Total long-term debt, less current portion	$8,174	$19,027

(1)
At March 31, 2017, our 1.75% senior notes due May 2017, 1.5% senior notes due November 2017 and our floating rate senior notes, due December 2017 are each classified as current in our Consolidated Balance Sheet. At December 31, 2016, our 5.95% senior notes due March 2017, 1.75% senior notes due May 2017, 1.5% senior notes due November 2017 and floating rate senior notes due December 2017 are each classified as current in our Consolidated Balance Sheet.

2016 Senior Notes
In June 2016, in connection with the Humana Transaction, we issued the 2016 senior notes, which were comprised of: $500 million of floating rate senior notes due December 2017, $1.0 billion of 1.7% senior notes due June 2018, approximately $1.7 billion of 1.9% senior notes due June 2019, approximately $1.9 billion of 2.4% senior notes due June 2021, $1.3 billion of 2.8% senior notes due June 2023, $2.8 billion of 3.2% senior notes due June 2026, $1.5 billion of 4.25% senior notes due June 2036 and $2.4 billion of 4.375% senior notes due June 2046.

Early Extinguishment of Long-Term Debt
Special Mandatory Redemption Notes
As a result of the termination of the Merger Agreement, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes, which were due in 2019, 2021, 2026, 2036 and 2046 at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed those notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption, we recorded a loss on early extinguishment of long-term debt of $125 million ($192 million pretax) in the three months ended March 31, 2017.

Prior to issuing the 2016 senior notes, during 2015 and 2016 we entered into various interest rate swaps and treasury rate locks that were designated as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed-rate debt to be primarily used to finance a portion of the purchase price of the Humana Transaction. In addition, we redesignated existing interest rate swaps with an aggregate notional value of $500 million as cash flow hedges against interest rate exposure related to the forecasted future issuance of fixed rate debt.

Prior to issuance of the 2016 senior notes in June 2016, we terminated all outstanding hedges and paid an aggregate of $348 million to the hedge counter parties upon termination. The aggregate effective portion of the hedge loss of $342 million pretax was recorded in accumulated other comprehensive loss, net of tax. Upon the redemption of the Special Mandatory Redemption Notes, the entire remaining unamortized effective portion of the hedge loss of $323 million pretax recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the three months ended March 31, 2017.

2020 Notes
On February 27, 2017, we announced the redemption for cash of the entire $750 million aggregate principal amount outstanding of our 3.95% senior notes due September 1, 2020 (the “2020 Notes”). The redemption of these notes occurred on March 29, 2017 at a redemption price that included a make-whole premium, plus accrued and unpaid interest. We funded the redemption from available cash and short-term debt. As a result of the redemption, we recognized a loss on the early extinguishment of long-term debt of $35 million ($54 million pretax) in the three months ended March 31, 2017. Upon redemption of the 2020 Notes, the entire remaining unamortized effective portion of the hedge loss of $13 million related to the issuance of the 2020 Notes recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the three months ended March 31, 2017.

Refer to Note 11 for additional information regarding hedge losses reclassified from accumulated other comprehensive loss to net income during the three months ended March 31, 2017.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, and in connection with the acquisition of Coventry Health Care, Inc. (“Coventry”), we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment Agreement”). On March 2, 2015, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). On July 30, 2015, in connection with the Humana Transaction, we entered into a Third Amendment (the “Third Amendment”). On March 17, 2017 we entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment,” and together with the First Amendment, the Incremental Commitment Agreement, the Second Amendment, the Third Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement that matures on March 27, 2021. The Third Amendment modified the calculation of total debt for purposes of determining compliance prior to the closing date of the Humana Transaction (the “Closing Date”) with certain covenants to exclude debt incurred by us to finance the Humana Transaction, the other financing transactions related to the Humana Transaction and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt were set aside to finance the Humana Transaction, the other financing transactions related to the Humana Transaction and/or the payment of fees and expenses incurred in connection therewith or (B) such debt was subject to mandatory redemption in the event that the Merger Agreement is terminated or expires. Among other things, the Fourth Amendment extended the maturity date of the existing Credit Agreement to March 27, 2021, eliminated the availability of swingline loans, provided us with additional time on each business day to provide notice of borrowings and added customary provisions to reflect European Union “bail-in” directive legislation.

In addition, upon our agreement with one or more financial institutions, we may expand the commitments under the Facility by an additional $500 million. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at March 31, 2017.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility).  We met this requirement at March 31, 2017.  There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2017 or 2016.

Term Loan Agreement
On July 30, 2015, in connection with the Humana Transaction, we entered into a senior three-year $3.2 billion term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. The lenders’ commitments under the Term Loan Agreement terminated on February 14, 2017, as a result of the termination of the Merger Agreement.

Commercial Paper
At both March 31, 2017 and December 31, 2016, we did not have any commercial paper outstanding.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at March 31, 2017 was $801 million. At both March 31, 2017 and December 31, 2016, we did not have any outstanding borrowings from the FHLBB.

9.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three months ended March 31, 2017 and 2016 were as follows:

	Pension Plans		OPEB Plans
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Millions)	2017	2016	2017	2016
Amortization of prior service credit	$—	$—	$(1)	$(1)
Interest cost	51	65	2	3
Expected return on plan assets	(95)	(97)	(1)	(1)
Recognized net actuarial losses	16	15	1	1
Net periodic benefit (income) cost	$(28)	$(17)	$1	$2

Effective as of the beginning of 2017, we changed the approach used to estimate the interest cost component of net periodic benefit cost for pension and OPEB plans that utilize a yield curve approach. Historically, we estimated the interest cost using a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation. We have now elected to measure interest cost by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe the new approach provides a more precise estimate of such interest cost. This refinement has no effect on the estimation of our plan obligations. We have accounted for this as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis beginning in 2017. The reduction in net periodic benefit cost associated with this change in the three months ended March 31, 2017 was $6 million ($10 million pre-tax). We expect this change to result in a reduction in net periodic benefit cost of approximately $26 million ($41 million pre-tax) for the full year 2017. For our pension benefits, the 2017 weighted-average discount rate for interest costs under the new approach adopted as of the beginning of 2017 is 3.51%. Under the prior methodology, the 2017 weighted-average discount rate would have been 4.22%.

10.    Shareholders’ Equity

Share Repurchases
On November 21, 2014 and February 28, 2014, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion each.  On February 17, 2017, our Board approved a new share repurchase program that authorized us to repurchase up to $4.0 billion of our common stock. At March 31, 2017, we had remaining authorization to repurchase an aggregate of up to approximately $1.8 billion of common stock under the February 17, 2017 program. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

On February 22, 2017, we entered into accelerated share repurchase (“ASR”) agreements with two unrelated third party financial institutions to repurchase an aggregate of $3.3 billion of Aetna’s common shares. Under the terms of the ASR agreements, we made an approximately $1.7 billion payment to each unrelated third party financial institution on February 22, 2017 and received from each of them an initial delivery of approximately 10.4 million of our common shares on the same day, which represents approximately 80 percent of the total common shares expected to be repurchased under the ASR agreements based on the closing price of $126.34 per share on the day before we entered into the ASR agreements. The final number of our common shares to be repurchased pursuant to the agreements will be based on the volume-weighted average share price of our common shares during the term of the applicable transaction, less a discount and subject to adjustments pursuant to the terms of the applicable ASR agreement. The final settlement of the transactions under the ASR agreements is expected to occur during or prior to the third quarter of 2017.

We recorded the initial delivery of our common shares as a decrease to retained earnings of approximately $2.6 billion, and recorded the remaining approximately $0.7 billion as a decrease to additional paid-in capital on our Consolidated Balance Sheets. We will reclassify the approximately $0.7 billion recorded as a reduction to additional paid-in capital to a reduction of retained earnings upon final settlement of the ASR agreements. The ASR agreements met all of the applicable criteria for equity classification, and therefore were not accounted for as derivative instruments.

Dividends
During the three months ended March 31, 2017 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Shareholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 17, 2017	$.50	April 13, 2017	April 28, 2017	$166

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or market conditions change.

Stock-based Employee Incentive Plans
On February 17, 2017, 0.3 million performance stock units (“PSUs”), 0.4 million restricted stock units (“RSUs”) and 2.1 million stock appreciation rights (“SARs”) were granted to certain employees.  The number of vested PSUs (which could range from zero to 200% of the original number of units granted) is dependent upon the degree to which we achieve certain operating performance goals, as determined by our Board’s Committee on Compensation and Talent Management, during a three-year performance period which began January 1, 2017 and ends on December 31, 2019.  The vesting period for the PSUs ends on February 17, 2020. Each vested PSU and RSU represents one share of common stock and will be paid in shares of common stock, net of taxes, at the end of the applicable vesting period.  The RSUs generally will become 100% vested approximately three years from the grant date, with one-third vesting each December. The SARs, if exercised by the employee, will be settled in common stock, net of taxes, based on the appreciation of our common stock price over $125.27 per share, the closing price of our common stock on the grant date. SARs will generally become 100% vested approximately three years from the grant date, with one-third vesting on each anniversary of the grant date.

The SARs granted to certain employees during first quarters of 2017 and 2016 had an estimated fair market value of $32.30 and $34.33 per unit, respectively. The fair value per unit was calculated on each respective grant date using a modified Black-Scholes option pricing model using the following assumptions during the first quarters of 2017 and 2016:

	2017	2016
Expected term (in years)	7.21	7.11
Volatility	26.52%	32.9%
Risk-free interest rate	2.22%	1.52%
Dividend yield	1.71%	0.91%
Initial price	$125.27	$103.45

The expected term is based on historical equity award activity. Volatility is based on a weighted average of the historical volatility of our stock price and implied volatility from traded options on our stock. The risk-free interest rate is based on a U.S. Treasury rate with a life equal to the expected life of the SARs grant. This rate was calculated by interpolating between the 7-year and 10-year U.S. Treasury rates for both the 2017 and 2016 SARs grants. The dividend yield is based on our expected dividends for the upcoming 12 months subsequent to the grant date.

Regulatory Requirements
Under applicable regulatory requirements at March 31, 2017, the amount of dividends that may be paid through the end of 2017 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was $1.4 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the first quarter of 2017, our insurance and HMO subsidiaries paid $460 million of dividends to the Company.

The aggregate statutory capital and surplus of our insurance and HMO subsidiaries was $10.3 billion and $10.4 billion at March 31, 2017 and December 31, 2016, respectively.

11.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Previously impaired debt securities: (1)
Beginning of period balance	$16	$19
Net unrealized losses ($(2) and $(4) pretax)	(1)	(3)
Less: Net reclassification of losses to earnings ($(2) and $(5) pretax) (2)	(1)	(4)
Other comprehensive income	—	1
End of period balance	16	20

All other securities:
Beginning of period balance	297	312
Net unrealized gains ($92 and $317 pretax)	60	206
Less: Net reclassification of gains (losses) to earnings ($25 and $(23) pretax) (2)	16	(15)
Other comprehensive income	44	221
End of period balance	341	533

Derivatives and foreign currency:
Beginning of period balance	(235)	(74)
Net unrealized losses ($(2) and $(246) pretax)	(1)	(160)
Less: Net reclassification of losses to earnings ($(343) and $(6) pretax) (3)	(223)	(3)
Other comprehensive income (loss)	222	(157)
End of period balance	(13)	(231)

Pension and OPEB plans:
Beginning of period balance	(1,630)	(1,587)
Less: Net amortization of net actuarial losses ($(17) and $(16) pretax) (4)	(11)	(11)
Less: Net amortization of prior service credit ($2 and $1 pretax) (4)	1	1
Other comprehensive income	10	10
End of period balance	(1,620)	(1,577)

Total beginning of period accumulated other comprehensive loss	(1,552)	(1,330)
Total other comprehensive loss	276	75
Total end of period accumulated other comprehensive loss	$(1,276)	$(1,255)

(1)
Represents specifically identified unrealized gains and losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for specifically identified previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within the Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for specifically identified foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the specifically identified effective portion of derivatives related to interest rate swaps which are reflected in interest expense. During the three months ended March 31, 2017, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the entire $750 million aggregate principal amount outstanding of the senior notes due 2020 and reclassified out of accumulated other comprehensive income the remaining $336 million pre-tax unrealized hedge losses as a realized capital loss within the Consolidated Statements of Income. Refer to Note 8 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for specifically identified pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. Refer to Note 9 for additional information.

12.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net (loss) income attributable to Aetna by the weighted average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of our outstanding stock-based compensation awards, but only if the effect is dilutive.

The computations of basic and diluted EPS for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
(Millions, except per common share data)	2017	2016
Net (loss) income attributable to Aetna	$(381)	$737
Weighted average shares used to compute basic EPS	343.8	350.7
Dilutive effect of outstanding stock-based compensation awards	—	3.1
Weighted average shares used to compute diluted EPS	343.8	353.8
Basic EPS	$(1.11)	$2.10
Diluted EPS	$(1.11)	$2.08

The stock-based compensation awards excluded from the calculation of diluted EPS for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended
	March 31,
(Millions)	2017	2016
SARs (1)	—	.2
Other stock-based compensation awards (2)	.9	.8
In-the-money anti-dilutive stock-based compensation awards (3)	10.6	—

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
PSUs, certain market stock units with performance conditions, and performance stock appreciation rights are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

(3)
In periods when we report a net loss attributable to Aetna, in-the-money stock-based compensation awards are excluded from our calculation of diluted EPS because their inclusion would have an anti-dilutive effect. Therefore we excluded from our calculation of diluted EPS for the three months ended March 31, 2017 in-the-money stock-based compensation awards which would have increased our weighted-average shares used to compute diluted EPS by 2.4 million shares.

13.     Reinsurance

In January 2017, we entered into two four-year reinsurance agreements with an unrelated reinsurer. The agreements allow us to reduce our required capital and provide collateralized excess of loss reinsurance coverage on a portion of our group Commercial Insured Health Care business.

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. We recorded a discounted estimated liability and expense of $231 million pretax during the three months ended March 31, 2017 for our estimated share of future assessments by applicable life and health guaranty associations which reflects a 3.5% discount rate. The undiscounted estimated liability at March 31, 2017 was $347 million. The expense was recorded in general and administrative expenses in our Consolidated Statements of Income, and the liability was recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets. We did not record an asset for expected premium tax offsets for our in force business at March 31, 2017 as the amount was not material. It is reasonably possible that in the future we may record a liability and expense relating to other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

The settlement agreement provided us the right to terminate the agreement under certain conditions related to settlement class members who opted out of the settlement. Based on a report provided to the parties by the settlement administrator, the conditions permitting us to terminate the settlement agreement were satisfied. On March 13, 2014, we notified the New Jersey District Court and plaintiffs’ counsel that we were terminating the settlement agreement. Various legal and factual developments since the date of the settlement agreement led us to believe terminating the settlement agreement was in our best interests. As a result of this termination, we released the reserve established in connection with the settlement agreement, net of amounts due to the settlement administrator, which reduced first quarter 2014 other general and administrative expenses by$103 million pretax.

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

In addition, our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, CMS, the U.S. Department of Health and Human Services, various state insurance and health care regulatory authorities, state attorneys general, treasurers and offices of inspector general, the Center for Consumer Information and Insurance Oversight, OIG, the Office of Personnel Management, the U.S. Department of Labor, the U.S. Department of the Treasury, the U.S. Food and Drug Administration, committees, subcommittees and members of the U.S. Congress, the U.S. Department of Justice (the “DOJ”), the Federal Trade Commission, U.S. attorneys and other state, federal and international governmental authorities. These government actions include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding our withdrawal from certain states’ Public Exchanges for 2017, certain of our current and past business practices, including our overall claims processing and payment practices, our business practices with respect to our small group products, student health products or individual customers (such as market withdrawals, rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”  We also have produced documents and information to the Civil Division of the DOJ in cooperation with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program.

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

Estimating the probable losses or a range of probable losses resulting from litigation, government actions and other legal proceedings is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages, involve claims for injunctive relief, may involve fines, penalties or punitive damages that are discretionary in amount, involve a large number of claimants or regulatory authorities, represent a change in regulatory policy, present novel legal theories, are in the early stages of the proceedings, are subject to appeal or could result in changes in business practices.  In addition, because most legal proceedings are resolved over long periods of time, potential losses are subject to change due to, among other things, new developments, changes in litigation strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against us. Except as specifically noted above under “Other Litigation and Regulatory Proceedings,” we are currently unable to predict the ultimate outcome of, or reasonably estimate the losses or a range of losses resulting from, the matters described above under “Litigation and Regulatory Proceedings”, and it is reasonably possible that their outcome could be material to us.

15.    Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment. It is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes transaction and integration-related costs, income taxes, interest expense on our outstanding debt and the financing components of our pension and OPEB plan expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Effective March 31, 2017, to more clearly differentiate between the GAAP and non-GAAP financial measures used in this Quarterly Report on Form 10-Q and our other disclosures, we changed the naming convention for our non-GAAP financial measures from "operating" measures to "adjusted" measures. The underlying calculations of our consolidated non-GAAP financial measures did not change. Prior to March 31, 2017, operating earnings was the measure reported to the chief executive officer for purposes of assessing financial performance and making operating decisions, such as the allocation of resources among our business segments. Effective March 31, 2017, the chief executive officer assesses our consolidated results based on adjusted earnings and assesses business segment results based on pre-tax adjusted earnings because income taxes are recorded in our Corporate Financing segment and are not allocated to our business segments. Also effective March 31, 2017, transaction and integration-related costs were reclassified to our Corporate Financing segment because they do not reflect our underlying business performance. The prior period has been restated to reflect this presentation. Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Summarized financial information of our segment operations for the three months ended March 31, 2017 and 2016 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended March 31, 2017
Revenue from external customers	$14,667	$556	$15	$—	$15,238
Pre-tax adjusted earnings (loss)(1)	1,476	33	4	(62)	1,451
Three Months Ended March 31, 2016
Revenue from external customers	$14,908	$551	$17	$—	$15,476
Pre-tax adjusted earnings (loss) (1)	1,456	25	1	(65)	1,417

(1)	Pre-tax adjusted earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of (loss) income before income taxes to pre-tax adjusted earnings (1) for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
(Millions)	2017	2016
(Loss) income before income taxes (GAAP measure)	$(628)	$1,289
Less: Income before income taxes attributable to non-controlling interests (GAAP measure)	3	1
(Loss) income before income taxes attributable to Aetna (GAAP measure)	(631)	1,288
Loss on early extinguishment of long-term debt	246	—
Penn Treaty-related guaranty fund assessments	231	—
Transaction and integration-related costs	1,212	66
Amortization of other acquired intangible assets	60	62
Net realized capital losses	333	1
Pre-tax adjusted earnings (1)	$1,451	$1,417

(1)
In addition to net realized capital losses and gains and amortization of other acquired intangible assets, the following other items are excluded from adjusted earnings and pre-tax adjusted earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
In the three months ended March 31, 2017, we incurred losses on the early extinguishment of long-term debt due to (a) the mandatory redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes following the termination of the Merger Agreement and (b) the early redemption of $750 million aggregate principal amount of our outstanding senior notes due 2020.

•
In the three months ended March 31, 2017, we recorded an expense for estimated future guaranty fund assessments related to Penn Treaty, which was placed in rehabilitation in 2009 and placed in liquidation in March 2017. This expense does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of our business operations.

•
We incurred transaction and integration-related costs during the three months ended March 31, 2017 and 2016 primarily related to the Humana Transaction. Transaction costs include costs associated with the termination of the Merger Agreement, the termination of our agreement to sell certain assets to Molina Healthcare, Inc. and advisory, legal and other professional fees which are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include the negative cost of carry associated with the debt financing that we obtained in June 2016 for the Humana Transaction. Prior to the mandatory redemption of the Special Mandatory Redemption Notes, the negative cost of carry associated with these senior notes was excluded from adjusted earnings and pre-tax adjusted earnings. The negative cost of carry associated with the $2.8 billion aggregate principal amount of our senior notes issued in June 2016 that are not subject to mandatory redemption (the “Other 2016 Senior Notes”) was excluded from adjusted earnings and pre-tax adjusted earnings through the date of the termination of the Merger Agreement. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. Subsequent to the termination of the Merger Agreement, the interest expense and net investment income associated with the Other 2016 Senior Notes were no longer excluded from adjusted earnings and pre-tax adjusted earnings.

16.	Discontinued Products

Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products. In November 2016, the last outstanding GIC matured.

We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years); so we established a reserve for anticipated future losses at the time of discontinuance. This reserve represents the present value (at the risk-free rate of return consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the obligations of the outstanding contracts.

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

We review the adequacy of this reserve quarterly based on actual experience. As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. The reserve at each of March 31, 2017 and December 31, 2016 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2017 and 2016 was as follows (pretax):

(Millions)	2017	2016
Reserve, beginning of period	$962	$1,067
Operating income (loss)	16	(13)
Net realized capital gains	14	12
Reserve, end of period	$992	$1,066

During the three months ended March 31, 2017, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of investment real estate and debt securities. During the three months ended March 31, 2016, our discontinued products reflected an operating loss and net realized capital gains, primarily attributable to gains from the sale of debt securities and investment real estate.

Assets and liabilities supporting discontinued products (1) at March 31, 2017 and December 31, 2016 were as follows:

(Millions)	2017	2016
Assets:
Debt and equity securities available for sale	$1,872	$1,913
Mortgage loans	369	370
Other investments	615	646
Total investments	2,856	2,929
Other assets	109	104
Receivable from continuing products (2)	562	554
Total assets	$3,527	$3,587
Liabilities:
Future policy benefits	$2,282	$2,326
Reserve for anticipated future losses on discontinued products	992	962
Current and deferred income taxes	38	42
Other liabilities (3)	215	257
Total liabilities	$3,527	$3,587

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $84 million and $94 million for the three months ended March 31, 2017, and 2016, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three months ended March 31, 2017 or 2016.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of March 31, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aetna Inc. and subsidiaries as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 17, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP

Hartford, Connecticut
May 2, 2017

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 44.9 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers’ compensation administrative services and health information technology products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at March 31, 2017 and December 31, 2016 and operating results for the three months ended March 31, 2017 and 2016. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2016 Annual Report on Form 10-K (our “2016 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
(Millions, except where indicated)	2017	2016	$	%
Total revenue	$15,165	$15,693	$(528)	(3)%
Net (loss) income attributable to Aetna	(381)	737	(1,118)	(152)%
Adjusted earnings (1)	939	821	118	14%
Total medical membership (in thousands)	22,446	22,989	(543)	(2)%
Cash flows provided by operations	899	1,791	(892)	(50)%

A reconciliation of net (loss) income attributable to Aetna to adjusted earnings (1) for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Net (loss) income attributable to Aetna (GAAP measure)	$(381)	$737
Loss on extinguishment of debt	246	—
Penn Treaty-related guaranty fund assessments	231	—
Transaction and integration-related costs	1,212	66
Amortization of other acquired intangible assets	60	62
Net realized capital losses	333	1
Income tax benefit	(762)	(45)
Adjusted earnings (1)	$939	$821

(1)
Adjusted earnings excludes from net (loss) income attributable to Aetna net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 15. In addition, adjusted earnings excludes from net (loss) income attributable to Aetna the corresponding tax benefit or expense related to the items excluded from adjusted earnings discussed above. The tax benefit or expense was calculated utilizing the appropriate tax rate for each individual item excluded from adjusted earnings.

Effective March 31, 2017, to more clearly differentiate between the GAAP and non-GAAP financial measures used in this Quarterly Report on Form 10-Q and our other disclosures, we changed the naming convention for our non-GAAP financial measures from "operating" measures to "adjusted" measures. The underlying calculations of our consolidated non-GAAP financial measures did not change. Our discussion of consolidated operating results is based on adjusted earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles). Effective March 31, 2017, we began recording income taxes in our Corporate Financing segment and no longer allocated income taxes to our business segments. Accordingly, our discussion of operating results for our reportable business segments is based on pre-tax adjusted earnings which is a non-GAAP measure of income before income taxes attributable to Aetna. Effective March 31, 2017, transaction and integration-related costs were reclassified to our Corporate Financing segment. The prior period has been restated to reflect this presentation. Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” for a discussion of non-GAAP measures.

Commentary
Our results for the three months ended March 31, 2017 include several items that impact comparability with results in prior periods. The impact of these items resulted in a net loss for the period, despite strong overall results in our underlying businesses, with the exception of our individual Commercial products. These items include costs associated with the termination of the Merger Agreement (as defined below) and an expense related to estimated future guaranty fund assessments as a result of Penn Treaty (as defined below) being placed in liquidation. In addition, results for the three months ended March 31, 2017 reflect the temporary suspension of the health insurer fee ("HIF"). Pricing actions designed to recover the HIF and other ACA mandated fees represented approximately 3 percent of our Health Care premiums in 2016. Our results for the three months ended March 31, 2017 also include the impact of reduced participation on the ACA's individual public health insurance exchanges. We expect to significantly reduce our exposure to individual Commercial products in 2018.

•
Net loss attributable to Aetna was $381 million during the three months ended March 31, 2017 compared to net income attributable to Aetna of $737 million for the corresponding period in 2016. The net loss during the three months ended March 31, 2017 compared to net income during the corresponding period in 2016 was primarily due to the three months ended March 31, 2017 reflecting costs associated with the termination of the Merger Agreement.

•
Adjusted earnings increased $118 million during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to strong performance in our Health Care segment, despite the continued pressure in our individual Commercial products described below.

•
Total revenue decreased $528 million during the three months ended March 31, 2017 compared to the corresponding period in 2016. The decrease was primarily due to lower premiums in our Health Care segment, including lower membership in our ACA compliant individual and small group products and the temporary suspension of the HIF in 2017, partially offset by higher premium yields in our Commercial business and membership growth in our Government business, each in our Health Care Segment. The decrease in total revenue also reflects a realized capital loss during the three months ended March 31, 2017 of $336 million pre-tax due to the unamortized effective portion of cash flow hedge losses being recognized into earnings upon the mandatory redemption of $10.2 billion aggregate principal amount of senior notes issued in 2016 and the redemption of $750 million aggregate principal amount of senior notes due in 2020.

•
Our effective tax rate was 39.6 percent and 42.7 percent for the three months ended March 31, 2017 and 2016, respectively. The decrease in our effective tax rate for the three months ended March 31, 2017 compared to the corresponding period in 2016 was primarily due to the temporary suspension of the non-deductible HIF in 2017. Because we were in a pre-tax loss position for the three months ended March 31, 2017, the decrease was partially offset by the deduction of transaction-related costs during the three months ended March 31, 2017.

•
Total medical membership at March 31, 2017 decreased 543 thousand compared to March 31, 2016, primarily reflecting declines in our Commercial Insured products primarily in our ACA compliant individual and small group products, partially offset by increases in our Commercial ASC products and Government business. Refer to “Health Care - Membership” below in this MD&A for further information on our medical membership.

•
Cash flow from operations decreased $892 million during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to cash payments associated with the termination of the Merger Agreement in 2017 and a decrease in income taxes payable due to a loss before income taxes for the three months ended March 31, 2017 compared with income before income taxes for the three months ended March 31, 2016. The decrease was partially offset by the timing of Medicare premium receipts, as we received an advanced payment associated with April 2017 in March 2017.

Terminated Acquisition of Humana and Terminated Divestiture to Molina
On July 2, 2015, we entered into a definitive agreement (the “Merger Agreement”) to acquire Humana Inc. (“Humana”). On July 21, 2016, the U.S. Department of Justice (the “DOJ”) and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that our acquisition of Humana (the “Humana Transaction”) would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Transaction.

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

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during the three months ended March 31, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unrealized hedge loss of $323 million that was previously recorded in accumulated other comprehensive income.

In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage relating to the Humana Transaction, on August 2, 2016, we entered into a definitive agreement (the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. On February 14, 2017, Aetna and Molina entered into a Termination Agreement (the “APA Termination Agreement”) pursuant to which Aetna terminated the Aetna APA, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby or entered pursuant thereto. Under the APA Termination Agreement, Aetna agreed to pay Molina in cash (a) a termination fee of $53 million and (b) approximately 70% of Molina’s transaction costs. We paid Molina the termination fee on February 16, 2017 and the applicable transaction costs of $7 million on February 27, 2017 and recorded the expense in general and administrative expenses. The payments were funded with the proceeds of the 2016 senior notes.

Refer to Notes 3 and 8, respectively, for additional information on the Humana Transaction.

Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) has made broad-based changes to the U.S. health care system. The future of the ACA is uncertain. A bill that would have repealed or amended key provisions of the ACA was presented to the House of Representatives in March 2017 but not voted on. The administration has not decided whether to continue paying the ACA’s cost sharing subsidies, and the practical implications of the President’s January 2017 executive order giving the regulatory agencies that enforce the ACA the authority to interpret regulations issued under the ACA in a way that limits fiscal burdens on states and financial or regulatory burdens on individuals, providers, health insurers and others remain unclear.

While we anticipate continued efforts in 2017 and beyond to substantially modify, repeal or replace the ACA, we expect aspects of the ACA to continue to significantly impact our business operations and operating results, including our pricing, our medical benefit ratios (“MBRs”) and the geographies in which our products are available. The ACA has presented us with business opportunities, but also with financial and regulatory challenges. Most of the ACA’s key components were phased in during or prior to 2014, and the ACA’s temporary Reinsurance and Risk Corridor programs expired at the end of 2016. The effects of existing provisions of the ACA are reflected in our operating results. If the ACA is not amended, repealed or replaced, certain of its components will continue to be phased in until 2020.

If the industry-wide $14.3 billion 2018 HIF (as currently enacted) is repealed or suspended, our 2017 results may be adversely affected. If the 2018 HIF is not repealed or suspended, we may not be able to include all of our portion of the 2018 HIF in our premium rates beginning with 2017 medical customer renewals that have member months in 2018, particularly following the temporary suspension of the HIF in 2017.

The federal and state governments also continue to enact and seriously consider many other broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system. We cannot predict whether pending or future federal or state legislative or court proceedings, including Federal budget negotiations and future U.S. Congressional appropriations, will change various aspects of the health care and related benefits system or the ACA or the impact those changes will have on our business operations or operating results, but the effects could be materially adverse.

For additional information on the ACA, refer to the “Overview - Health Care Reform,” “Outlook for 2017,” and “Regulatory Environment” sections in Part II, Item 7 of our 2016 Annual Report and “Risk Factors” in Part I, Item 1A of our 2016 Annual Report.

Medicare Update
On April 3, 2017, CMS issued its final notice detailing final 2018 Medicare Advantage benchmark payment rates (the “Final Notice”). Overall, we project the benchmark rates in the Final Notice will increase funding for our Medicare Advantage business by less than one percent in 2018 compared to 2017.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure included in Note 15. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes transaction and integration-related costs, income taxes, interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Adjusted earnings and pre-tax adjusted earnings discussed in this quarterly report exclude from net income attributable to Aetna and income before income taxes attributable to Aetna reported in accordance with GAAP net realized capital gains or losses, amortization of other acquired intangible assets and other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Although the excluded items may recur, we believe excluding them from income before income taxes attributable to Aetna and net income attributable to Aetna to arrive at pre-tax adjusted earnings and adjusted earnings provides a more useful comparison of our underlying business performance from period to period.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities. Amortization of other acquired intangible assets relates to our acquisition activities. These transactions and amortization do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations. Effective March 31, 2017, pre-tax adjusted earnings is the measure reported to our chief executive officer for purposes of assessing business segment financial performance and making operating decisions, such as the allocation of resources among our business segments. In each business segment discussion in this MD&A, we provide a table that reconciles income before income taxes attributable to Aetna to pre-tax adjusted earnings.  Each table details the net realized capital gains or losses, amortization of other acquired intangible assets and any other items excluded from income before income taxes attributable to Aetna, and the footnotes to each table describe the nature of each other item and the reason we believe it is appropriate to exclude that item from income before income taxes attributable to Aetna. Non-GAAP financial measures we disclose, such as pre-tax adjusted earnings and adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

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

Operating Summary for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
(Millions)	2017	2016	$	%
Premiums:
Commercial	$6,109	$6,964	$(855)	(12)%
Government	7,110	6,505	605	9%
Total premiums	13,219	13,469	(250)	(2)%
Fees and other revenue	1,448	1,439	9	1%
Net investment income	115	112	3	3%
Net realized capital gains (losses)	1	(6)	7	(117)%
Total revenue	14,783	15,014	(231)	(2)%
Health care costs:
Commercial	4,848	5,420	(572)	(11)%
Government	6,068	5,428	640	12%
Total health care costs	10,916	10,848	68	1%
Operating expenses:
Selling expenses	384	390	(6)	(2)%
General and administrative expenses	2,235	2,323	(88)	(4)%
Total operating expenses	2,619	2,713	(94)	(3)%
Amortization of other acquired intangible assets	60	62	(2)	(3)%
Total benefits and expenses	13,595	13,623	(28)	—%
Income before income taxes including non-controlling interests	1,188	1,391	(203)	(15)%
Less: Income before income taxes attributable to non-controlling interests	2	3	(1)	(33)%
Income before income taxes attributable to Aetna for Health Care	$1,186	$1,388	$(202)	(15)%

We calculate our medical benefit ratio MBRs by dividing health care costs by health care premiums.  For the three months ended March 31, 2017 and 2016, our Commercial, Government and Total Health Care MBRs were:

	Three Months Ended
	March 31,		Change
	2017	2016	basis points
Commercial	79.4%	77.8%	160
Government	85.3%	83.4%	190
Total Health Care	82.6%	80.5%	210

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Health Care segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Income before income taxes (GAAP measure)	$1,188	$1,391
Less: Income before income taxes attributable to non-controlling interests (GAAP measure)	2	3
Income before income taxes attributable to Aetna for Health Care (GAAP measure)	1,186	1,388
Penn Treaty-related guaranty fund assessments	231	—
Amortization of other acquired intangible assets	60	62
Net realized capital (gains) losses	(1)	6
Pre-tax adjusted earnings for Health Care	$1,476	$1,456

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other item described in the reconciliation in Note 15.

Commentary

•
Income before income taxes attributable to Aetna for Health Care decreased $202 million during the three months ended March 31, 2017 compared to the corresponding period in 2016. The decrease was primarily due to the three months ended March 31, 2017 reflecting a $231 million pre-tax expense related to estimated future guaranty fund assessments as a result of Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) being placed in liquidation. The decrease in income before incomes taxes in three months ended March 31, 2017 also reflects the changes in pre-tax adjusted earnings described below.

•
Pre-tax adjusted earnings for Health Care remained relatively flat at approximately $1.5 billion for the three months ended March 31, 2017 and 2016, despite the negative impact of the temporary suspension of the HIF in 2017. Our results for the three months ended March 31, 2017 reflect strong performance across all of our Health Care businesses, with the exception of our individual Commercial products. During the three months ended March 31, 2017, we recorded a $110 million premium deficiency reserve that reflects anticipated future losses for the 2017 coverage year in our individual Commercial products.

•
Commercial premiums decreased $855 million for the three months ended March 31, 2017 compared to the corresponding period in 2016, primarily due to lower membership in our ACA compliant individual and small group products and the temporary suspension of the HIF in 2017, partially offset by higher premium yields.

•
Our Commercial MBR increased 160 basis points for the three months ended March 31, 2017 compared to the corresponding period in 2016, primarily due to the temporary suspension of the HIF in 2017 and higher medical costs in our individual Commercial products during the three months ended March 31, 2017, including a $110 million premium deficiency reserve. The increase was partially offset by improved performance in our group Commercial Insured products.

•
Government premiums increased $605 million for the three months ended March 31, 2017 compared to the corresponding period in 2016, primarily due to membership growth in our Government business, partially offset by the temporary suspension of the HIF in 2017.

•	Our Government MBR increased 190 basis points for the three months ended March 31, 2017 compared to the corresponding period in 2016, primarily due to the temporary suspension of the HIF in 2017.

•	Health Care fees and other revenue remained relatively flat at $1.4 billion for for the three months ended March 31, 2017 compared to the corresponding period in 2016.

•
General and administrative expenses decreased by $88 million primarily due to the temporary suspension of the HIF in 2017 and the execution of our expense management initiatives, partially offset by the expense recorded during the three months ended March 31, 2017 for estimated future guaranty fund assessments related to Penn Treaty described above.

Membership
Health Care’s membership at March 31, 2017 and 2016 was:

	2017			2016			Change
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,557	13,351	17,908	5,792	12,931	18,723	(1,235)	420	(815)
Medicare Advantage	1,443	—	1,443	1,332	—	1,332	111	—	111
Medicare Supplement	711	—	711	612	—	612	99	—	99
Medicaid (1)	1,570	814	2,384	1,549	773	2,322	21	41	62
Total Medical Membership	8,281	14,165	22,446	9,285	13,704	22,989	(1,004)	461	(543)

Dental:
Total Dental Membership	5,898	8,116	14,014	5,913	8,392	14,305	(15)	(276)	(291)

Pharmacy:
Commercial			8,217			9,767			(1,550)
Medicare PDP (stand-alone)			2,064			1,939			125
Medicare Advantage PDP			1,106			934			172
Medicaid (1)			2,817			2,602			215
Total Pharmacy Benefit Management Services Membership			14,204			15,242			(1,038)

(1) Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

Commentary

•
Total medical membership at March 31, 2017 decreased 543 thousand members compared to March 31, 2016, primarily reflecting declines in our Commercial Insured products primarily in our ACA compliant individual and small group products, partially offset by increases in our Commercial ASC products and Government business.

•	Total dental membership at March 31, 2017 decreased 291 thousand members compared to March 31, 2016, primarily reflecting declines in our dental ASC products.

•
Total pharmacy benefit management services membership at March 31, 2017 decreased 1 million members compared to March 31, 2016, primarily reflecting declines in our Commercial business primarily attributable to our ACA compliant individual and small group products.

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

Operating Summary for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
(Millions)	2017	2016	$	%
Premiums:
Life	$283	$280	$3	1%
Disability	237	234	3	1%
Long-term care	11	11	—	—%
Total premiums	531	525	6	1%
Fees and other revenue	25	26	(1)	(4)%
Net investment income	63	58	5	9%
Net realized capital gains	2	3	(1)	(33)%
Total revenue	621	612	9	1%
Current and future benefits	467	466	1	—%
Operating expenses:
Selling expenses	37	31	6	19%
General and administrative expenses	82	87	(5)	(6)%
Total operating expenses	119	118	1	1%
Total benefits and expenses	586	584	2	—%
Income before income taxes attributable to Aetna for Group Insurance	$35	$28	$7	25%

We calculate our group benefit ratio by dividing current and future benefits by total premiums.  Our group benefit ratios were:

	Three Months Ended
	March 31,		Change
	2017	2016	basis points
Group benefit ratio	87.9%	88.7%	(80)

The table presented below reconciles income before income taxes attributable to Aetna to pre-tax adjusted earnings (1) for the three months ended March 31, 2017 and 2016 for our Group Insurance segment:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Income before income taxes attributable to Aetna for Group Insurance (GAAP measure)	$35	$28
Net realized capital gains	(2)	(3)
Pre-tax adjusted earnings for Group Insurance	$33	$25

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses.

Commentary

•
Total revenue increased $9 million for the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to higher premiums in our life and disability products and higher net investment income.

•
Income before income taxes attributable to Aetna for Group Insurance increased $7 million for the three months ended March 31, 2017 compared to the corresponding period in 2016. Pre-tax adjusted earnings for Group Insurance increased $8 million for the three months ended March 31, 2017 compared to the corresponding period in 2016. Income before income taxes and pre-tax adjusted earnings increased primarily due to higher net investment income.

•
Our group benefit ratio decreased 80 basis points for the three months ended March 31, 2017 compared to the corresponding period in 2016, primarily due to higher underwriting margins in our life products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,		Change
(Millions)	2017	2016	$	%
Premiums	$13	$15	$(2)	(13)%
Net investment income	71	48	23	48%
Other revenue	2	2	—	—%
Net realized capital gains	—	2	(2)	(100)%
Total revenue	86	67	19	28%
Current and future benefits	78	63	15	24%
General and administrative expenses	3	3	—	—%
Total benefits and expenses	81	66	15	23%
Income before income tax expense including non-controlling interests	5	1	4	400%
Less: Income (loss) before income taxes attributable to non-controlling interests	1	(2)	3	(150)%
Income before income taxes attributable to Aetna for Large Care Pensions	$4	$3	$1	33%

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for the three months ended March 31, 2017 and 2016 for our Large Case Pensions segment:

	Three Months Ended
	March 31,
(Millions)	2017	2016
Income before income taxes for Large Case Pensions (GAAP measure)	$5	$1
Less: Income (loss) before income taxes attributable to non-controlling interests (GAAP measure)	1	(2)
Income before income taxes attributable to Aetna for Large Case Pensions (GAAP measure)	4	3
Net realized capital gains	—	(2)
Pre-tax adjusted earnings for Large Case Pensions	$4	$1

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses.

Commentary

•	Total revenue increased $19 million for the three months ended March 31, 2017 compared to the corresponding period in 2016, primarily due to higher net investment income.

•
Income before income taxes attributable to Aetna for Large Care Pensions and pre-tax adjusted earnings for Large Case Pensions both remained relatively flat for the three months ended March 31, 2017 compared to the corresponding period in 2016.

Discontinued Products
Prior to 1993, we sold single-premium annuities (“SPAs”) and guaranteed investment contracts (“GICs”), primarily to employer sponsored pension plans.  In 1993, we discontinued selling these products to Large Case Pensions customers, and now we refer to these products as discontinued products. In November 2016, the last outstanding GIC matured. We discontinued selling these products because they were generating losses for us, and we projected that they would continue to generate losses over their life (which is currently greater than 30 years); so we established a reserve for anticipated future losses at the time of discontinuance.

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

Refer to Note 16 for additional information on the activity in the reserve for anticipated future losses on discontinued products during the three months ended March 31, 2017 and 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
We meet our operating cash requirements by maintaining liquidity in our investment portfolio, using overall cash flows from premiums, fees and other revenue, deposits and income received on investments, issuing commercial paper, entering into repurchase agreements and obtaining cash advances from the Federal Home Loan Bank of Boston (“FHLBB”) from time to time.  We monitor the duration of our investment portfolio of highly marketable debt securities and mortgage loans, and execute purchases and sales of these investments with the objective of having adequate funds available to satisfy our maturing liabilities.  Overall cash flows are used primarily for claim and benefit payments, operating expenses, share and debt repurchases, repayment of debt, acquisitions, contract withdrawals and shareholder dividends.  We have committed short-term borrowing capacity of $2.0 billion through a revolving credit facility agreement that expires in March 2021.

Presented below is a condensed Statement of Cash Flows for the three months ended March 31, 2017 and 2016. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities). Refer to the Consolidated Statements of Cash Flows for additional information.

	Three Months Ended
	March 31,		Change
(Millions)	2017	2016	$	%
Cash flows from operating activities
Health Care and Group Insurance	$983	$1,854	$(871)	(47)%
Large Case Pensions	(84)	(63)	(21)	33%
Net cash provided by operating activities	899	1,791	(892)	(50)%
Cash flows from investing activities
Health Care and Group Insurance	(228)	(204)	(24)	12%
Large Case Pensions	172	27	145	537%
Net cash used for investing activities	(56)	(177)	121	(68)%
Net cash used for financing activities	(14,962)	(372)	(14,590)	3,922%
Net (decrease) increase in cash and cash equivalents	$(14,119)	$1,242	$(15,361)	(1,237)%

Commentary

•
Cash flows provided by operating activities for Health Care and Group Insurance decreased $871 million during the three months ended March 31, 2017 compared to the corresponding period in 2016 primarily due to cash payments associated with the termination of the Merger Agreement in 2017 and a decrease in income taxes payable due to a loss before income taxes for the three months ended March 31, 2017 compared with income before income taxes for the three months ended March 31, 2016. The decrease was partially offset by the timing of Medicare premium receipts, as we received an advanced payment associated with April 2017 in March 2017.

•
Cash flows used for investing activities decreased $121 million for the three months ended March 31, 2017 compared to the corresponding period in 2016, primarily due to net sales and maturities of investments for the three months ended March 31, 2017 compared with net purchases of investments for the three months ended March 31, 2016.

•	Cash flows used for financing activities increased $14.6 billion primarily due to the repayment of long-term debt and share repurchases during the three months ended March 31, 2017.

Refer to Notes 8 and 10 for more information about debt issuances, debt repayments, share repurchases and dividend payments.

Termination of Merger Agreement and Aetna APA
As a result of the termination of the Merger Agreement, we paid Humana the applicable $1.0 billion Regulatory Termination Fee on February 16, 2017. As a result of the APA Termination Agreement, we paid Molina the applicable termination fee of $53 million on February 16, 2017 and paid Molina the applicable transaction costs of $7 million on February 27, 2017. We funded these payments with the proceeds of the 2016 senior notes.

2016 Senior Notes
In June 2016, we issued $13 billion of 2016 senior notes. In accordance with the terms of the 2016 senior notes, on February 14, 2017, following the termination of the Merger Agreement, we issued a notice of redemption for the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption, we recognized on a pretax basis in our net income a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income. Refer to Notes 3 and 8 for additional information on these transactions.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At both March 31, 2017 and December 31, 2016, we did not have any commercial paper outstanding or outstanding advances from the FHLBB. The maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2017 was approximately $450 million.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was approximately 39.8% at March 31, 2017. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $173 million and $102 million for the three months ended March 31, 2017 and 2016, respectively. The increase in interest expense during 2017 compared to 2016 reflects the financing activity associated with the Humana Transaction.

Refer to Notes 8 and 10 for information on our FHLBB membership and our stock-based compensation awards granted during 2017, respectively.

Contractual Obligations
The following table summarizes certain estimated future obligations by period under certain of our contractual obligations at March 31, 2017. The table below does not include all future obligations by period; it only includes those future obligations that have changed materially from those presented in our 2016 Annual Report as a result of the redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of the $750 million aggregate principal amount of the 2020 Notes in March 2017. We believe that funds from future operating cash flows, together with cash, investments and other funds available under the Facility; from the FHLBB; and from public or private financing sources, will be sufficient to meet our existing commitments as well as our liquidity needs associated with future operations, including our strategic growth initiatives.

(Millions)	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations, including interest	$1,572	$1,983	$1,660	$8,505	$13,720

Form 10-Q Table of Contents

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2016 Annual Report for information on accounting policies that we consider critical in preparing our consolidated financial statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not ultimately reflect the actual amounts that occur.

REGULATORY ENVIRONMENT
Except as described in the “Health Care Reform” section of the MD&A, there were no material changes in the regulation of our business since December 31, 2016.  Refer to the “Regulatory Environment” section in our 2016 Annual Report for information on the regulation of our business.

FORWARD-LOOKING INFORMATION

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our earnings and financial position are exposed to interest rate risk, credit quality risk and market valuation risk.

For a discussion of these risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2016 Annual Report on form 10-K. The market risk information below does not include all market risks; it only includes the market risks that have changed materially from those presented in our 2016 Annual Report as a result of the redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of the $750 million aggregate principal amount of the 2020 Notes in March 2017.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for us. In March 2017, following the termination of the Merger Agreement, we redeemed $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and also redeemed $750 million aggregate principal amount of the 2020 Notes. We have estimated the impact on the fair value of our market sensitive instruments based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumptions used were as follows: an immediate increase of 100 basis points in interest rates (which we believe represents a moderately adverse scenario and is approximately equal to the historical annual volatility of interest rate movements for our intermediate-term available-for-sale debt securities) and an immediate decrease of 15% in prices for domestic equity securities.

Assuming an immediate 100 basis point increase in interest rates and immediate decrease of 15% in the prices for domestic equity securities, the theoretical decline in the fair values of our market sensitive instruments at March 31, 2017 is as follows:

•	The fair value of our long-term debt would decline by $433 million ($667 million pretax). Changes in the fair value of our long-term debt do not impact our financial position or operating results.

•
The theoretical reduction in the fair value of our investment securities partially offset by the theoretical reduction in the fair value of our interest rate sensitive liabilities would result in a net decline in fair value of $315 million ($484 million pretax) related to our continuing non-experience-rated products. Reductions in the fair value of our investment securities would be reflected as an unrealized loss in equity, as we classify these securities as available for sale. We do not record our liabilities at fair value.

Form 10-Q Table of Contents

Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows at March 31, 2017.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting identified in connection with the evaluation of such control that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

The information contained in Note 14 of Condensed Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

Except as disclosed in MD&A “Overview - Health Care Reform” in this Quarterly Report, there have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of our 2016 Annual Report. Those risk factors could adversely affect our business, financial condition and operating results as well as the market price for our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended March 31, 2017:

Issuer Purchases of Equity Securities (1)
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	—	$—	—	$1,083
February 1, 2017 - February 28, 2017	20.9	126.34	20.9	1,783
March 1, 2017 - March 31, 2017	—	—	—	1,783
Total	20.9	$126.34	20.9	N/A

(1)
The remaining share repurchase authorization as of February 28, 2017 has been reduced for the entire $3.3 billion paid in connection with an accelerated share repurchase program. The number of shares purchased under the accelerated share repurchase program is presented in February 2017 and the remaining number of shares to be repurchased will be presented in the second and/or third quarter of 2017, based upon when the shares were ultimately delivered to the Company.

The information contained in Note 10 of Condensed Notes to Consolidated Financial Statements is incorporated herein by reference.

Form 10-Q Table of Contents

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

None.

Form 10-Q Table of Contents

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contracts

10.1
Master Confirmation - Accelerated Share Repurchase dated February 22, 2017 between Aetna Inc. and JPMorgan Chase Bank, National Association, London Branch, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 8-K filed on February 22, 2017.

10.2
Master Confirmation - Accelerated Share Repurchase dated February 22, 2017 between Aetna Inc. and Bank of American, N.A., incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 8-K filed on February 22, 2017.

10.3
Fourth Amendment dated as of March 17, 2017, to the Five-Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on March 21, 2017.

10.4	Notice of closing (Fourth Amendment) dated March 17, 2017 incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on March 21, 2017.

10.5	Letter agreement dated March 31, 2016, between Aetna Inc. and Thomas J. Sabatino, Jr.*

11	Statement re: computation of per share earnings

11.1	“Computation of per share earnings” is incorporated herein by reference to Note 12 of Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated May 2, 2017 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	May 2, 2017	By	/s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and
Chief Accounting Officer

Form 10-Q Table of Contents

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material contracts

10.5	Letter agreement dated March 31, 2016 between Aetna Inc. and Thomas J. Sabatino, Jr.	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated May 2, 2017 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic