Form 10-Q
period 2017-06-30
AETNA INC /PA/
filed 2017-08-03
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2017
or

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

There were 332.1 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at June 30, 2017.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2017

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	(Unaudited)
(Millions)	June 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$3,574	$17,996
Investments	2,934	3,046
Premiums receivable, net	3,447	2,356
Other receivables, net	2,476	2,224
Accrued investment income	228	232
Income taxes receivable	173	44
Other current assets	2,669	2,551
Total current assets	15,501	28,449
Long-term investments	21,953	21,833
Reinsurance recoverables	713	727
Goodwill	10,637	10,637
Other acquired intangible assets, net	1,324	1,442
Property and equipment, net	570	587
Other long-term assets	1,808	1,480
Separate Accounts assets	4,208	3,991
Total assets	$56,714	$69,146

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$6,246	$6,558
Future policy benefits	612	645
Unpaid claims	791	801
Unearned premiums	1,989	556
Policyholders’ funds	2,788	2,772
Current portion of long-term debt	1,997	1,634
Accrued expenses and other current liabilities	5,317	5,728
Total current liabilities	19,740	18,694
Future policy benefits	5,786	5,929
Unpaid claims	1,705	1,703
Policyholders’ funds	885	812
Long-term debt, less current portion	7,175	19,027
Deferred income taxes	106	4
Other long-term liabilities	1,534	1,043
Separate Accounts liabilities	4,208	3,991
Total liabilities	41,139	51,203
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 332.1 million shares issued and outstanding in 2017; 2.5 billion shares authorized and 351.7 million shares issued and outstanding in 2016) and additional paid-in capital	4,016	4,716
Retained earnings	12,568	14,717
Accumulated other comprehensive loss	(1,180)	(1,552)
Total Aetna shareholders’ equity	15,404	17,881
Non-controlling interests	171	62
Total equity	15,575	17,943
Total liabilities and equity	$56,714	$69,146

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2017	2016	2017	2016
Revenue:
Health care premiums	$13,223	$13,629	$26,442	$27,098
Other premiums	552	547	1,096	1,087
Fees and other revenue (1)	1,486	1,474	2,961	2,941
Net investment income	237	251	497	469
Net realized capital gains (losses)	25	52	(308)	51
Total revenue	15,523	15,953	30,688	31,646
Benefits and expenses:
Health care costs (2)	10,577	11,232	21,493	22,080
Current and future benefits	539	525	1,084	1,054
Operating expenses:
Selling expenses	402	416	823	837
General and administrative expenses	2,150	2,368	5,582	4,810
Total operating expenses	2,552	2,784	6,405	5,647
Interest expense	86	123	259	225
Amortization of other acquired intangible assets	58	64	118	126
Loss on early extinguishment of long-term debt	—	—	246	—
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	(109)	(128)
Total benefits and expenses	13,703	14,600	29,496	29,004
Income before income taxes	1,820	1,353	1,192	2,642
Income taxes:
Current	492	554	485	1,117
Deferred	145	6	(96)	(6)
Total income tax expense	637	560	389	1,111
Net income including non-controlling interests	1,183	793	803	1,531
Less: Net (loss) income attributable to non-controlling interests	(20)	2	(19)	3
Net income attributable to Aetna	$1,203	$791	$822	$1,528
Earnings per common share:
Basic	$3.62	$2.25	$2.43	$4.35
Diluted	$3.60	$2.23	$2.42	$4.32

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $37 million and $69 million (net of pharmaceutical and processing costs of $349 million and $689 million) for the three and six months ended June 30, 2017, respectively, and $35 million and $59 million (net of pharmaceutical and processing costs of $333 million and $641 million) for the three and six months ended June 30, 2016, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $32 million and $67 million for the three and six month periods ended June 30, 2017, respectively, and $28 million and $62 million for the three and six month periods ended June 30, 2016, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Net income including non-controlling interests	$1,183	$793	$803	$1,531
Other comprehensive income, net of tax:
Previously impaired debt securities	(1)	—	(1)	1
All other securities	80	165	124	386
Derivatives and foreign currency	6	(12)	228	(169)
Pension and other postretirement employee benefit (“OPEB”) plans	11	10	21	20
Other comprehensive income	96	163	372	238
Comprehensive income including non-controlling interests	1,279	956	1,175	1,769
Less: Comprehensive (loss) income attributable to non-controlling interests	(20)	2	(19)	3
Comprehensive income attributable to Aetna	$1,299	$954	$1,194	$1,766

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited), including Note 12 for further information about other comprehensive (loss) income.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Six Months Ended June 30, 2017
Balance at December 31, 2016	351.7	$4,716	$14,717	$(1,552)	$17,881	$62	$17,943
Net income (loss)	—	—	822	—	822	(19)	803
Other increases in non-controlling interest	—	—	—	—	—	128	128
Other comprehensive income (Note 12)	—	—	—	372	372	—	372
Common shares issued for benefit plans, net of employee tax withholdings	1.3	(39)	—	—	(39)	—	(39)
Repurchases of common shares	(20.9)	(661)	(2,639)	—	(3,300)	—	(3,300)
Dividends declared	—	—	(332)	—	(332)	—	(332)
Balance at June 30, 2017	332.1	$4,016	$12,568	$(1,180)	$15,404	$171	$15,575

Six Months Ended June 30, 2016
Balance at December 31, 2015	349.5	$4,647	$12,797	$(1,330)	$16,114	$65	$16,179
Net income	—	—	1,528	—	1,528	3	1,531
Other decreases in non-controlling interest	—	—	—	—	—	(1)	(1)
Other comprehensive income (Note 12)	—	—	—	238	238	—	238
Common shares issued for benefit plans, net of employee tax withholdings	1.3	6	—	—	6	—	6
Dividends declared	—	—	(175)	—	(175)	—	(175)
Balance at June 30, 2016	350.8	$4,653	$14,150	$(1,092)	$17,711	$67	$17,778

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Millions)	2017	2016
Cash flows from operating activities:
Net income including non-controlling interests	$803	$1,531
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	308	(51)
Depreciation and amortization	339	343
Debt fair value amortization	(10)	(15)
Equity in earnings of affiliates, net	(60)	(2)
Stock-based compensation expense	94	101
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)
Amortization of net investment premium	37	39
Loss on early extinguishment of long-term debt	246	—
Changes in assets and liabilities:
Premiums due and other receivables	(1,335)	(1,215)
Income taxes	(222)	418
Other assets and other liabilities	(432)	470
Health care and insurance liabilities	1,033	719
Net cash provided by operating activities	692	2,210
Cash flows from investing activities:
Proceeds from sales and maturities of investments	6,091	6,699
Cost of investments	(5,736)	(6,534)
Additions to property, equipment and software	(180)	(129)
Net cash provided by investing activities	175	36
Cash flows from financing activities:
Issuance of long-term debt	—	12,886
Repayment of long-term debt	(11,734)	—
Common shares issued under benefit plans, net	(126)	(88)
Common shares repurchased	(3,300)	—
Dividends paid to shareholders	(254)	(175)
Net payment on interest rate derivatives	—	(274)
Contributions, non-controlling interests	125	—
Net cash (used for) provided by financing activities	(15,289)	12,349
Net (decrease) increase in cash and cash equivalents	(14,422)	14,595
Cash and cash equivalents, beginning of period	17,996	2,524
Cash and cash equivalents, end of period	$3,574	$17,119
Supplemental cash flow information:
Interest paid	$285	$172
Income taxes paid	611	703

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

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 17 for additional information).

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

These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The Company has evaluated subsequent events that occurred after June 30, 2017 through the date the financial statements were issued and determined there were no subsequent events to disclose.

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

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows
Effective January 1, 2017, we adopted, on a retrospective basis, new accounting guidance which clarifies the classification of certain cash receipts and cash payments in our Consolidated Statements of Cash Flows. As a result, certain cash distributions received from our equity method investments will now be classified as cash inflows from operating activities. These cash distributions previously were classified as cash inflows from investing activities. There were no material reclassifications in our Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 as a result of the adoption of this new guidance.

Future Application of Accounting Standards
Revenue from Contracts with Customers
Effective January 1, 2018, we will adopt new accounting guidance related to revenue recognition from contracts with customers. While industry-specific guidance related to contracts with customers within the scope of Accounting Standards Codification (“ASC”) 944 Financial Services - Insurance remains unchanged, most other industry-specific revenue recognition requirements have been removed. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We currently anticipate adopting the new guidance using the modified retrospective approach with a cumulative effect adjustment to retained earnings. While we are still evaluating the impact of this new guidance on our financial statements, we anticipate that any impact will only relate to contracts with customers outside the scope of ASC Topic 944. Adoption of this new guidance will result in reclassifications within our Consolidated Statements of Income; however, we do not anticipate any material changes in the timing of our recognition of revenue or net income.

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

Accounting for Interest Associated with the Purchase of Callable Debt Securities
Effective January 1, 2019, we will adopt new accounting guidance related to the amortization of purchased callable debt securities held at a premium. Under the new guidance, premiums on callable debt securities are amortized to the earliest call date rather than to the contractual maturity date.  Callable debt securities held at a discount will continue to be amortized to the contractual maturity date. We are still evaluating the impact of the adoption of this new guidance on our financial position and operating results.

Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, we will adopt new accounting guidance related to the measurement of credit losses on financial assets and certain other instruments. The new guidance requires the use of a new forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. The new guidance also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. We are still evaluating the impact of the adoption of this new guidance on our financial position and operating results.

3.	Terminated Acquisition and Terminated Divestiture

Terminated Acquisition of Humana
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

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized certain costs in our net income during the six months ended June 30, 2017. Refer to Note 9 for additional information.

Terminated Divestiture to Molina
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

4.    Investments

Total investments at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,757	$18,880	$21,637	$2,876	$18,866	$21,742
Mortgage loans	177	1,392	1,569	170	1,341	1,511
Other investments	—	1,681	1,681	—	1,626	1,626
Total investments	$2,934	$21,953	$24,887	$3,046	$21,833	$24,879

Debt and Equity Securities
Debt and equity securities available for sale at June 30, 2017 and December 31, 2016 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Debt securities:
U.S. government securities	$1,678	$58	$(1)	$1,735
States, municipalities and political subdivisions	4,689	204	(20)	4,873
U.S. corporate securities	8,191	441	(27)	8,605
Foreign securities	3,014	196	(11)	3,199
Residential mortgage-backed securities	713	9	(5)	717
Commercial mortgage-backed securities	1,292	7	(24)	1,275
Other asset-backed securities	1,122	9	(4)	1,127
Redeemable preferred securities	20	5	—	25
Total debt securities	20,719	929	(92)	21,556
Equity securities	70	14	(3)	81
Total debt and equity securities (1)(2)	$20,789	$943	$(95)	$21,637
December 31, 2016
Debt securities:
U.S. government securities	$1,643	$51	$—	$1,694
States, municipalities and political subdivisions	5,047	152	(61)	5,138
U.S. corporate securities	8,145	385	(55)	8,475
Foreign securities	2,958	163	(33)	3,088
Residential mortgage-backed securities	793	11	(9)	795
Commercial mortgage-backed securities	1,382	5	(39)	1,348
Other asset-backed securities	1,077	7	(9)	1,075
Redeemable preferred securities	22	5	—	27
Total debt securities	21,067	779	(206)	21,640
Equity securities	84	20	(2)	102
Total debt and equity securities (1)(2)	$21,151	$799	$(208)	$21,742

(1)
At both June 30, 2017 and December 31, 2016, we held securities for which we previously recognized an immaterial amount of non-credit related impairments in accumulated other comprehensive loss. These securities each had an immaterial amount of net unrealized capital gains at both June 30, 2017 and December 31, 2016.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 for additional information on our accounting for discontinued products).  At June 30, 2017, debt and equity securities with a fair value of approximately $2.9 billion, gross unrealized capital gains of $218 million and gross unrealized capital losses of $17 million and, at December 31, 2016, debt and equity securities with a fair value of approximately $2.9 billion, gross unrealized capital gains of $195 million and gross unrealized capital losses of $35 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at June 30, 2017 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or we intend to sell a security prior to maturity.

(Millions)	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,350	$1,363
One year through five years	6,772	6,941
After five years through ten years	4,742	4,921
Greater than ten years	4,728	5,212
Residential mortgage-backed securities	713	717
Commercial mortgage-backed securities	1,292	1,275
Other asset-backed securities	1,122	1,127
Total	$20,719	$21,556

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2017 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2017, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.3 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At June 30, 2017, these securities had an average credit quality rating of AAA and a weighted average duration of 6.8 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2017, these securities had an average credit quality rating of AA- and a weighted average duration of 1.2 years.

Summarized below are the debt and equity securities we held at June 30, 2017 and December 31, 2016 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total (1)
(Millions, except number of securities)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2017
Debt securities:
U.S. government securities	84	$345	$1	—	$—	$—	84	$345	$1
States, municipalities and political subdivisions	338	1,064	17	43	83	3	381	1,147	20
U.S. corporate securities	899	1,488	19	62	66	8	961	1,554	27
Foreign securities	364	632	10	29	40	1	393	672	11
Residential mortgage-backed securities	178	343	4	96	16	1	274	359	5
Commercial mortgage-backed securities	211	786	24	—	—	—	211	786	24
Other asset-backed securities	229	420	3	62	65	1	291	485	4
Total debt securities	2,303	5,078	78	292	270	14	2,595	5,348	92
Equity securities	1	4	—	8	3	3	9	7	3
Total debt and equity securities (1)	2,304	$5,082	$78	300	$273	$17	2,604	$5,355	$95
December 31, 2016
Debt securities:
U.S. government securities	26	$39	$—	1	$1	$—	27	$40	$—
States, municipalities and political subdivisions	865	2,228	58	37	75	3	902	2,303	61
U.S. corporate securities	1,428	2,277	44	114	101	11	1,542	2,378	55
Foreign securities	649	970	27	62	76	6	711	1,046	33
Residential mortgage-backed securities	188	455	8	104	17	1	292	472	9
Commercial mortgage-backed securities	285	1,038	39	3	3	—	288	1,041	39
Other asset-backed securities	226	403	4	208	177	5	434	580	9
Total debt securities	3,667	7,410	180	529	450	26	4,196	7,860	206
Equity securities	2	3	—	8	3	2	10	6	2
Total debt and equity securities (1)	3,669	$7,413	$180	537	$453	$28	4,206	$7,866	$208

(1)
At June 30, 2017 and December 31, 2016, debt and equity securities in an unrealized capital loss position of $17 million and $35 million, respectively, and with related fair value of $592 million and $890 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At June 30, 2017, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2017 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$5	$—	$291	$—	$296	$—
One year through five years	43	1	1,455	16	1,498	17
After five years through ten years	176	4	783	13	959	17
Greater than ten years	183	7	782	18	965	25
Residential mortgage-backed securities	12	—	347	5	359	5
Commercial mortgage-backed securities	153	4	633	20	786	24
Other asset-backed securities	18	—	467	4	485	4
Total	$590	$16	$4,758	$76	$5,348	$92

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and six months ended June 30, 2017 and 2016 we had the following activity in our mortgage loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
New mortgage loans	$127	$77	$181	$89
Mortgage loans fully repaid	52	38	100	86

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

•	Category 1 - Represents loans of superior quality.

•	Categories 2 to 4 - Represents loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.

•	Categories 5 and 6 - Represents loans where credit risk is not substantial, but these loans warrant management’s close attention.

•	Category 7 - Represents loans where collections are potentially at risk and, if necessary, an impairment is recorded.
Based upon our most recent assessments at June 30, 2017 and December 31, 2016, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	June 30, 2017	December 31, 2016
1	$43	$45
2 to 4	1,516	1,449
5 and 6	10	17
7	—	—
Total	$1,569	$1,511

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Debt securities	$190	$196	$380	$391
Mortgage loans	21	21	43	50
Other investments	37	43	95	47
Gross investment income	248	260	518	488
Investment expenses	(11)	(9)	(21)	(19)
Net investment income (1)	$237	$251	$497	$469

(1)
Net investment income includes $59 million and $125 million for the three and six months ended June 30, 2017, respectively, and $66 million and $111 million for the three and six months ended June 30, 2016, respectively, related to investments supporting our experience-rated and discontinued products.

Realized Capital Gains/Losses
Net realized capital gains and losses for the three and six months ended June 30, 2017 and 2016, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in earnings	$(1)	$—	$(3)	$(10)
Other net realized capital gains (losses)	26	52	(305)	61
Net realized capital gains (losses)	$25	$52	$(308)	$51

The net realized capital gains for the three months ended June 30, 2017 were primarily attributable to sales of debt securities and investment real estate. The net realized capital losses for the six months ended June 30, 2017 were primarily attributable to the recognition into earnings of the entire unamortized effective portion of the related hedge losses upon the mandatory redemption of $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of $750 million aggregate principal amount of senior notes due 2020. The net realized capital gains for the three and six months ended June 30, 2016 were primarily attributable to gains from the sale of debt securities, partially offset by losses on other investments.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during three or six months ended June 30, 2017 or 2016.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of available for sale debt and equity securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2017 and 2016 were as follows(1):

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Proceeds on sales	$1,562	$1,770	$2,672	$3,315
Gross realized capital gains	30	68	51	100
Gross realized capital losses	13	4	27	35

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

Substantially all of the assets of the VIE hedge fund are comprised of hedge fund investments reported as long-term investments on our Consolidated Balance Sheets. The VIE hedge fund had no material liabilities at June 30, 2017 or December 31, 2016. The total amount of the VIE hedge fund’s assets included in long term investments on our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 were $483 million and $472 million, respectively.

Variable Interest Entities - Other Variable Interest Holder
Our involvement with VIEs where we are not determined to be the primary beneficiary consists of the following:

Hedge fund and private equity investments - We invest in hedge fund and private equity investments in order to generate investment returns for our investment portfolio supporting our businesses.

Real estate partnerships - We invest in various real estate partnerships, including those that construct, own and manage low-income housing developments. For the low income housing development investments, substantially all of the projected benefits to us are from tax credits and other tax benefits.

We are not the primary beneficiary of these investments because the nature of our involvement with the activities of these VIEs does not give us the power to direct the activities that most significantly impact their economic performance. We record the amount of our investment in these VIEs as long-term investments on our Consolidated Balance Sheets and recognize our share of each VIE’s income or losses in earnings.  Our maximum exposure to loss from these VIEs is limited to our investment balances as disclosed below and the risk of recapture of previously recognized tax credits related to the real estate partnerships, which we do not consider significant.

The total amount of other variable interest holder VIE assets included in long term investments on our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 were as follows:

(Millions)	June 30, 2017	December 31, 2016
Hedge fund investments	$364	$384
Private equity investments	501	454
Real estate partnerships	261	278
Total	$1,126	$1,116

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at June 30, 2017 and December 31, 2016 were as follows:

(Millions)	June 30, 2017	December 31, 2016
Assets:
Hedge fund investments	$47,923	$32,926
Private equity investments	27,983	25,368
Real estate partnerships	6,822	6,743
Total	$82,728	$65,037

Liabilities:
Hedge fund investments	$9,116	$2,819
Private equity investments	5,075	2,354
Real estate partnerships	4,955	4,938
Total	$19,146	$10,111

Non-controlling (Minority) Interests
At June 30, 2017 and December 31, 2016, continuing business non-controlling interests were $171 million and $62 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net loss attributable to non-controlling interests was $20 million and $19 million for the three and six months ended June 30, 2017, respectively. Net income attributable to non-controlling interests was $2 million and $3 million for the three and six months ended June 30, 2016, respectively. These non-controlling interests did not have a material impact on our financial position or operating results.

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

The fair values of our Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2017 or December 31, 2016.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2017 or December 31, 2016.  The total fair value of our broker quoted debt securities was $98 million at June 30, 2017 and $80 million at December 31, 2016.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

Equity Securities – We currently have two classifications of equity securities: those that are publicly traded and those that are privately placed.  Our publicly-traded equity securities are classified in Level 1 because quoted prices are available for these securities in an active market. For privately-placed equity securities, there is no active market; therefore, we classify these securities in Level 3 because we price these securities through an internal analysis of each investment’s financial statements and cash flow projections. Significant unobservable inputs consist of earnings and revenue multiples, discount for lack of marketability and comparability adjustments. An increase or decrease in any of these unobservable inputs would result in a change in the fair value measurement, which may be significant.

Derivatives – Where quoted prices are available in an active market, our derivatives are classified in Level 1. Certain of our derivative instruments are valued using models that primarily use market observable inputs and therefore are classified in Level 2 because they are traded in markets where quoted market prices are not readily available.

There were no financial liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2017 or December 31, 2016. Financial assets measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Debt securities:
U.S. government securities	$1,582	$153	$—	$1,735
States, municipalities and political subdivisions	—	4,873	—	4,873
U.S. corporate securities	—	8,519	86	8,605
Foreign securities	—	3,183	16	3,199
Residential mortgage-backed securities	—	717	—	717
Commercial mortgage-backed securities	—	1,275	—	1,275
Other asset-backed securities	—	1,127	—	1,127
Redeemable preferred securities	—	24	1	25
Total debt securities	1,582	19,871	103	21,556
Equity securities	48	—	33	81
Total	$1,630	$19,871	$136	$21,637
December 31, 2016
Assets:
Debt securities:
U.S. government securities	$1,514	$180	$—	$1,694
States, municipalities and political subdivisions	—	5,137	1	5,138
U.S. corporate securities	—	8,395	80	8,475
Foreign securities	—	3,067	21	3,088
Residential mortgage-backed securities	—	795	—	795
Commercial mortgage-backed securities	—	1,348	—	1,348
Other asset-backed securities	—	1,075	—	1,075
Redeemable preferred securities	—	26	1	27
Total debt securities	1,514	20,023	103	21,640
Equity securities	59	—	43	102
Total	$1,573	$20,023	$146	$21,742

There were no transfers between Levels 1 and 2 during the three or six months ended June 30, 2017 or 2016. During the three and six months ended June 30, 2017, we had gross transfers out of Level 3 of $42 million primarily related to commercial mortgage-backed securities for which observable market data was subsequently received. During the three and six months ended June 30, 2016, we had an immaterial amount of gross transfers out of Level 3. During the three and six months ended June 30, 2017 and 2016 we had an immaterial amount of gross transfers into Level 3.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried on our Consolidated Balance Sheets at adjusted cost or contract value at June 30, 2017 and December 31, 2016 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Mortgage loans	$1,569	$—	$—	$1,613	$1,613
Bank loans	8	—	—	7	7
Equity securities (1)	45	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8	—	—	8	8
Without a fixed maturity	383	—	—	371	371
Long-term debt	9,172	—	9,926	—	9,926

(Millions)
December 31, 2016
Assets:
Mortgage loans	$1,511	$—	$—	$1,540	$1,540
Bank loans	8	—	—	8	8
Equity securities (1)	35	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8	—	—	8	8
Without a fixed maturity	378	—	—	364	364
Long-term debt	20,661	—	21,468	—	21,468

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts financial assets at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017				December 31, 2016
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$952	$2,563	$2	$3,517	$766	$2,378	$—	$3,144
Equity securities	—	6	—	6	166	6	—	172
Common/collective trusts	—	439	—	439	—	582	—	582
Total (1)	$952	$3,008	$2	$3,962	$932	$2,966	$—	$3,898

(1)	Excludes $246 million and $93 million of cash and cash equivalents and other receivables at June 30, 2017 and December 31, 2016, respectively.

During the three and six months ended June 30, 2017 and 2016, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements at June 30, 2017 and December 31, 2016 were as follows:

	Gross Amounts of Recognized Assets (1)	Gross Amounts Not Offset in the Balance Sheets
		Financial Instruments	Cash Collateral Received
(Millions)				Net Amount
June 30, 2017
Derivatives	$—	$14	$—	$14
Total	$—	$14	$—	$14

December 31, 2016
Derivatives	$—	$17	$—	$17
Total	$—	$17	$—	$17

(1) There were no amounts offset in our Consolidated Balance Sheets at June 30, 2017 or December 31, 2016.

There were no financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements at June 30, 2017 or December 31, 2016.

6.    Premiums and Fees Receivable

The State of Illinois has experienced budget difficulties which have contributed to the state being delinquent in paying certain of our premiums and fees. At June 30, 2017, the total amount due to Aetna was approximately $750 million. In July 2017, the State of Illinois passed a budget. Given the state’s progress towards obtaining funding, a federal judge’s ruling that prioritizes Medicaid payments and the federal government’s match of a percentage of payments made by the state to managed care organizations under the state’s Medicaid program, we continue to believe the amounts due to us are collectible.

7.     Health Care and Other Insurance Liabilities

Our insurance liabilities in this Note 7 were disaggregated by reportable segment. Health care costs payable relate to our Health Care segment, and unpaid claims relates to our Group Insurance segment.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Millions)	2017	2016
Health care costs payable, beginning of the period	$6,558	$6,306
Less: Reinsurance recoverables	5	4
Health care costs payable, beginning of the period, net	6,553	6,302
Add: Components of incurred health care costs
Current year	22,123	22,725
Prior years	(750)	(709)
Total incurred health care costs (1)	21,373	22,016

Less: Claims paid
Current year	16,580	16,601
Prior years	5,224	4,841
Total claims paid	21,804	21,442

Health care costs payable, end of period, net	6,122	6,876
Add: Premium deficiency reserve	120	64
Add: Reinsurance recoverables	4	3
Health care costs payable, end of period	$6,246	$6,943

(1)
Total incurred health care costs exclude from the table above $120 million and $64 million, respectively, related to the premium deficiency reserve recorded during the six months ended June 30, 2017 and 2016 for the 2017 and 2016 coverage years on our individual Commercial products.

Our estimates of prior years’ health care costs payable decreased by $750 million and $709 million in the six months ended June 30, 2017 and 2016, respectively, resulting from claims settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than we originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in establishing our health care costs payable in the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of the current year health care costs payable.

At June 30, 2017, total Health Care liabilities for (i) services rendered to our medical members but not yet reported to us and (ii) medical claims reported to us but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.3 billion. Substantially all of the total Health Care IBNR liabilities plus expected development on reported claims at June 30, 2017 related to the current year.

Long-Term Disability Unpaid Claims
The following table shows the components of the change in unpaid long-term disability claims during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Millions)	2017	2016
Long-term disability unpaid claims beginning of the period	$1,904	$1,819
Less: Reinsurance recoverables	26	27
Long-term disability unpaid claims, beginning of the period, net	1,878	1,792
Add: Components of incurred claims
Current year	265	267
Prior years	8	12
Total incurred claims	273	279
Less: Claims paid
Current year	5	5
Prior years	265	231
Total claims paid	270	236
Long-term disability unpaid claims, end of period, net	1,881	1,835
Add: Reinsurance recoverables	27	26
Long-term disability unpaid claims, end of period	$1,908	$1,861

Our estimates of prior years’ long-term disability unpaid claims liability were relatively consistent with actual results in each of the six month periods ended June 30, 2017 and 2016.

The reconciliation of the long-term disability unpaid claims liability to the total unpaid claims liability in our Consolidated Balance Sheets is as follows at June 30, 2017 and 2016:

	June 30,
(Millions)	2017	2016
Long-term disability unpaid claims	$1,908	$1,861
Term life unpaid claims	474	475
Other unpaid claims	114	116
Total unpaid claims	$2,496	$2,452

8.    The ACA’s Reinsurance, Risk Adjustment and Risk Corridor Programs (the “3Rs”)

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

Our net receivable (payable) related to the 3Rs risk management programs at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017			December 31, 2016
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Current	$202	$(512)	$—	$202	$(690)	$(10)
Long-term	15	(40)	—	—	—	—
Total net receivable (payable)	$217	$(552)	$—	$202	$(690)	$(10)

We estimate that as of June 30, 2017, we are entitled to receive a total of $314 million from HHS under the three-year ACA risk corridor program for the 2014 through 2016 program years. In November 2016, HHS announced that all 2015 ACA risk corridor collections will be used to pay a portion of the balances on the 2014 ACA risk corridor payments. At June 30, 2017 and December 31, 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of the HHS’s announced pro-rated funding amount for the 2014 program year because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the 3Rs in each subsequent year. The final reconciliation and settlement with HHS of the 2014 and 2015 Cost Sharing Subsidies occurred in 2016 and 2017, respectively. The final reconciliation and settlement of the 2016 Cost Sharing Subsidy is scheduled to occur in 2018.

Fees Mandated by the ACA
Beginning January 1, 2014, the ACA imposes an annual premium-based health insurer fee (“HIF”) for each calendar year payable in September which is not deductible for tax purposes. In December 2015, the Consolidated Appropriation Act was enacted which included a one year suspension in 2017 of the HIF. Accordingly, there was no expense related to the HIF for the three and six months ended June 30, 2017 compared with an expense of $203 million and $417 million for the three and six months ended June 30, 2016, respectively.

Beginning January 1, 2014, the ACA established a temporary reinsurance program that expired at the end of 2016. Accordingly, there was no expense related to our estimated contribution for the funding of the ACA’s reinsurance program for the three or six months ended June 30, 2017, compared with an expense of $30 million and $59 million for the three and six months ended June 30, 2016, respectively.

9.    Debt

Long Term Debt
The carrying value of our long-term debt at June 30, 2017 and December 31, 2016 was as follows:

(Millions)	June 30, 2017	December 31, 2016
Senior notes, 5.95% due March 2017 (1)	$—	$386
Senior notes, 1.75% due May 2017 (1)	—	250
Senior notes, 1.5% due November 2017 (1)	500	499
Senior notes, floating rate due December 2017 (1)	499	499
Senior notes, 1.7% due June 2018 (1)	998	997
Senior notes, 2.2% due March 2019	374	374
Senior notes, 1.9% due June 2019	—	1,642
Senior notes, 3.95% due September 2020	—	745
Senior notes, 2.4% due June 2021	—	1,839
Senior notes, 5.45% due June 2021	654	661
Senior notes, 4.125% due June 2021	496	495
Senior notes, 2.75% due November 2022	987	986
Senior notes, 2.8% due June 2023	1,291	1,290
Senior notes, 3.5% due November 2024	743	742
Senior notes, 3.2% due June 2026	—	2,771
Senior notes, 4.25% due June 2036	—	1,480
Senior notes, 6.625% due June 2036	765	765
Senior notes, 6.75% due December 2037	527	527
Senior notes, 4.5% due May 2042	478	478
Senior notes, 4.125% due November 2042	489	489
Senior notes, 4.75% due March 2044	371	371
Senior notes, 4.375% due June 2046	—	2,375
Total long-term debt	9,172	20,661
Less current portion of long-term debt	1,997	1,634
Total long-term debt, less current portion	$7,175	$19,027

(1)
At June 30, 2017, our 1.5% senior notes due November 2017, floating rate senior notes due December 2017 and 1.7% senior notes due June 2018 are each classified as current in our Consolidated Balance Sheet. At December 31, 2016, our 5.95% senior notes due March 2017, 1.75% senior notes due May 2017, 1.5% senior notes due November 2017 and floating rate senior notes due December 2017 are each classified as current in our Consolidated Balance Sheet.

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

Early Extinguishment of Long-Term Debt
Special Mandatory Redemption Notes
As a result of the termination of the Merger Agreement, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes, which were due in 2019, 2021, 2026, 2036 and 2046, at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed those notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption, we recorded a loss on early extinguishment of long-term debt of $125 million ($192 million pretax) in the six months ended June 30, 2017.

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

Prior to issuing the 2016 senior notes in June 2016, we terminated all outstanding hedges and paid an aggregate of $348 million to the hedge counter parties upon termination. The aggregate effective portion of the hedge loss of $342 million pretax was recorded in accumulated other comprehensive loss, net of tax. Upon the redemption of the Special Mandatory Redemption Notes, the entire remaining unamortized effective portion of the hedge loss of $323 million pretax recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the six months ended June 30, 2017.

2020 Notes
On February 27, 2017, we announced the redemption for cash of the entire $750 million aggregate principal amount outstanding of our 3.95% senior notes due September 1, 2020 (the “2020 Notes”). We redeemed the 2020 Notes on March 29, 2017 at a redemption price that included a make-whole premium, plus accrued and unpaid interest. We funded the redemption from available cash and short-term debt. As a result of the redemption, we recorded a loss on early extinguishment of long-term debt of $35 million ($54 million pretax) in the six months ended June 30, 2017. Upon redemption of the 2020 Notes, the entire remaining unamortized effective portion of the hedge loss of $13 million pretax related to the issuance of the 2020 Notes recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the six months ended June 30, 2017.

Refer to Note 12 for additional information regarding hedge losses reclassified from accumulated other comprehensive loss to net income during the three and six months ended June 30, 2017.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, and in connection with the acquisition of Coventry Health Care, Inc. (“Coventry”), we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment Agreement”). On March 2, 2015, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). On July 30, 2015, in connection with the Humana Transaction, we entered into a Third Amendment (the “Third Amendment”). On March 17, 2017 we entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment,” and together with the First Amendment, the Incremental Commitment Agreement, the Second Amendment, the Third Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement that matures on March 27, 2021. The Third Amendment modified the calculation of total debt for purposes of determining compliance prior to the closing date of the Humana Transaction (the “Closing Date”) with certain covenants to exclude debt incurred by us to finance the Humana Transaction, the other financing transactions related to the Humana Transaction and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt were set aside to finance the Humana Transaction, the other financing transactions related to the Humana Transaction and/or the payment of fees and expenses incurred in connection therewith or (B) such debt was subject to mandatory redemption in the event that the Merger Agreement was terminated or expired. Among other things, the Fourth Amendment extended the maturity date of the existing Credit Agreement to March 27, 2021, eliminated the availability of swingline loans, provided us with additional time on each business day to provide notice of borrowings and added customary provisions to reflect European Union “bail-in” directive legislation.

In addition, upon our agreement with one or more financial institutions, we may expand the commitments under the Facility by an additional $500 million. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at June 30, 2017.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility). We met this requirement at June 30, 2017. There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2017 or 2016.

Term Loan Agreement
On July 30, 2015, in connection with the Humana Transaction, we entered into a senior three-year $3.2 billion term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. The lenders’ commitments under the Term Loan Agreement terminated on February 14, 2017, as a result of the termination of the Merger Agreement.

Commercial Paper
At both June 30, 2017 and December 31, 2016, we did not have any commercial paper outstanding.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at June 30, 2017 was $901 million. At both June 30, 2017 and December 31, 2016, we did not have any outstanding borrowings from the FHLBB.

10.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three and six months ended June 30, 2017 and 2016 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Amortization of prior service credit	$—	$—	$—	$—	$(1)	$(1)	$(2)	$(2)
Interest cost	51	65	102	130	2	3	4	6
Expected return on plan assets	(95)	(97)	(190)	(195)	(1)	(1)	(2)	(1)
Recognized net actuarial losses	16	15	32	31	1	1	2	1
Net periodic benefit (income) cost	$(28)	$(17)	$(56)	$(34)	$1	$2	$2	$4

Effective as of the beginning of 2017, we changed the approach used to estimate the interest cost component of net periodic benefit cost for pension and OPEB plans that utilize a yield curve approach. Historically, we estimated the interest cost using a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation. We have now elected to measure interest cost by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe the new approach provides a more precise estimate of such interest cost. This refinement has no effect on the estimation of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis beginning in 2017. The reduction in net periodic benefit cost associated with this change for the three and six months ended June 30, 2017 was $6 million ($10 million pre-tax) and $13 million ($20 million pre-tax), respectively. We expect this change to result in a reduction in net periodic benefit cost of approximately $26 million ($41 million pre-tax) for the full year 2017. For our pension benefits, the 2017 weighted-average discount rate for interest costs under the new approach adopted as of the beginning of 2017 is 3.51%. Under the prior methodology, the 2017 weighted-average discount rate would have been 4.22%.

11.    Shareholders’ Equity

Share Repurchases
On November 21, 2014 and February 28, 2014, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common stock of up to $1.0 billion each. On February 17, 2017, our Board approved a new share repurchase program that authorized us to repurchase up to $4.0 billion of our common stock. At June 30, 2017, we had remaining authorization to repurchase an aggregate of up to approximately $1.8 billion of common stock under the February 17, 2017 program. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

On February 22, 2017, we entered into accelerated share repurchase (“ASR”) agreements with two unrelated third party financial institutions to repurchase an aggregate of $3.3 billion of Aetna’s common shares. Under the terms of the ASR agreements, we made an approximately $1.7 billion payment to each unrelated third party financial institution on February 22,

2017 and received from each of them an initial delivery of approximately 10.4 million of our common shares on the same day, which represented approximately 80 percent of the total common shares expected to be repurchased under the ASR agreements based on the closing price of $126.34 per share on the day before we entered into the ASR agreements. The final number of our common shares to be repurchased pursuant to the agreements will be based on the volume-weighted average share price of our common shares during the term of the applicable transaction, less a discount and subject to adjustments pursuant to the terms of the applicable ASR agreement. The final settlement of the transactions under the ASR agreements is expected to occur during the third quarter of 2017.

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

Dividends
During the six months ended June 30, 2017 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Shareholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 17, 2017	$.50	April 13, 2017	April 28, 2017	$166
May 19, 2017	.50	July 13, 2017	July 28, 2017	166

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

Regulatory Requirements
Under applicable regulatory requirements at June 30, 2017, the amount of dividends that may be paid through the end of 2017 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was $1.3 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the second quarter of 2017, our insurance and HMO subsidiaries paid $563 million of dividends to the Company.

The aggregate statutory capital and surplus of our insurance and HMO subsidiaries was $11.5 billion and $10.4 billion at June 30, 2017 and December 31, 2016, respectively.

12.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Previously impaired debt securities: (1)
Beginning of period balance	$16	$20	$16	$19
Net unrealized losses ($(2), $0, $(3) and $(4) pretax)	(1)	—	(2)	(3)
Less: Net reclassification of losses to earnings ($0, $0, $(2) and $(6) pretax) (2)	—	—	(1)	(4)
Other comprehensive (loss) income	(1)	—	(1)	1
End of period balance	15	20	15	20

All other securities:
Beginning of period balance	341	533	297	312
Net unrealized gains ($158, $299, $251 and $616 pretax)	103	194	163	400
Less: Net reclassification of gains to earnings ($35, $45, $60 and $22 pretax) (2)	23	29	39	14
Other comprehensive income	80	165	124	386
End of period balance	421	698	421	698

Derivatives and foreign currency:
Beginning of period balance	(13)	(231)	(235)	(74)
Net unrealized gains (losses) ($9, $(24), $8 and $(270) pretax)	6	(15)	5	(176)
Less: Net reclassification of losses to earnings ($0, $(4), $(343) and $(10) pretax) (3)	—	(3)	(223)	(7)
Other comprehensive income (loss)	6	(12)	228	(169)
End of period balance	(7)	(243)	(7)	(243)

Pension and OPEB plans:
Beginning of period balance	(1,620)	(1,577)	(1,630)	(1,587)
Less: Net amortization of net actuarial losses ($(17), $(16), $(34) and $(32) pretax) (4)	(11)	(10)	(22)	(21)
Less: Net amortization of prior service credit ($0, $1, $2 and $2 pretax) (4)	—	—	1	1
Other comprehensive income	11	10	21	20
End of period balance	(1,609)	(1,567)	(1,609)	(1,567)

Total beginning of period accumulated other comprehensive loss	(1,276)	(1,255)	(1,552)	(1,330)
Total other comprehensive income	96	163	372	238
Total end of period accumulated other comprehensive loss	$(1,180)	$(1,092)	$(1,180)	$(1,092)

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

(3)
Reclassifications out of accumulated other comprehensive income for specifically identified foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the specifically identified effective portion of derivatives related to cash flow hedges which are reflected in interest expense. During the six months ended June 30, 2017, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the entire $750 million aggregate principal amount outstanding of the senior notes due 2020 and reclassified out of accumulated other comprehensive income the remaining $336 million pre-tax unrealized hedge losses as a realized capital loss within the Consolidated Statements of Income. Refer to Note 9 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for specifically identified pension and OPEB plan expenses are reflected in general and administrative expenses within the Consolidated Statements of Income. Refer to Note 10 for additional information.

13.	Earnings Per Common Share

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

The computations of basic and diluted EPS for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2017	2016	2017	2016
Net income attributable to Aetna	$1,203	$791	$822	$1,528
Weighted average shares used to compute basic EPS	332.5	351.2	338.1	351.0
Dilutive effect of outstanding stock-based compensation awards	2.0	2.9	2.2	3.0
Weighted average shares used to compute diluted EPS	334.5	354.1	340.3	354.0
Basic EPS	$3.62	$2.25	$2.43	$4.35
Diluted EPS	$3.60	$2.23	$2.42	$4.32

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
SARs (1)	—	.1	—	.1
Other stock-based compensation awards (2)	.9	.8	.9	.9

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
PSUs, certain market stock units with performance conditions, and performance stock appreciation rights are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

14.     Reinsurance

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. During the first quarter of 2017, we recorded a discounted liability and expense of $231 million pretax for our estimated share of future assessments by applicable life and health guaranty associations which reflects a 3.5% discount rate. The undiscounted estimated liability was $347 million. The expense was recorded in general and administrative expenses in our Consolidated Statements of Income, and the liability was recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets. We did not record an asset for expected premium tax offsets for our in force business at June 30, 2017 as the amount was not material. It is reasonably possible that in the future we may record a liability and expense relating to other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

CMS Actions
The Centers for Medicare & Medicaid Services (“CMS”) regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare beneficiaries.  CMS uses various payment mechanisms to allocate and adjust premium payments to our and other companies’ Medicare plans by considering the applicable health status of Medicare members as supported by information prepared, maintained and provided by health care providers.  We collect claim and encounter data from providers and generally rely on providers to appropriately code their submissions to us and document their medical records, including the diagnosis data submitted to us with claims.  CMS pays increased premiums to Medicare Advantage plans and prescription drug program plans for members who have certain medical conditions identified with specific diagnosis codes.  Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us.  In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of various Medicare Advantage plans, including certain of the Company’s plans, to validate coding practices and supporting medical record documentation maintained by health care providers and the resulting risk adjusted premium payments to the plans. CMS may require us to refund premium payments if our risk adjusted premiums are not properly supported by medical record data. The Office of Inspector General (the “OIG”) also is auditing our risk adjustment-related data and that of other companies. We expect CMS and the OIG to continue these types of audits.

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

Effective March 31, 2017, to more clearly differentiate between the GAAP and non-GAAP financial measures used in our reports filed with or furnished to the Securities and Exchange Commission and our other disclosures, we changed the naming convention for our non-GAAP financial measures from “operating” measures to “adjusted” measures. The underlying calculations of our consolidated non-GAAP financial measures did not change. Prior to March 31, 2017, operating earnings was the measure reported to the chief executive officer for purposes of assessing financial performance and making operating decisions, such as the allocation of resources among our business segments. Effective March 31, 2017, the chief executive officer assesses our consolidated results based on adjusted earnings and assesses business segment results based on pre-tax adjusted earnings because income taxes are recorded in our Corporate Financing segment and are not allocated to our business segments. Also effective March 31, 2017, transaction and integration-related costs were reclassified to our Corporate Financing segment because they do not reflect our underlying business performance. Prior periods have been restated to reflect this presentation. Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

Summarized financial information of our segment operations for the three and six months ended June 30, 2017 and 2016 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended June 30, 2017
Revenue from external customers	$14,680	$566	$15	$—	$15,261
Pre-tax adjusted earnings (loss)(1)	1,772	42	3	(60)	1,757
Three Months Ended June 30, 2016
Revenue from external customers	$15,074	$568	$8	$—	$15,650
Pre-tax adjusted earnings (loss)(1)	1,341	57	3	(64)	1,337
Six Months Ended June 30, 2017
Revenue from external customers	$29,347	$1,122	$30	$—	$30,499
Pre-tax adjusted earnings (loss)(1)	3,248	75	7	(122)	3,208
Six Months Ended June 30, 2016
Revenue from external customers	$29,982	$1,119	$25	$—	$31,126
Pre-tax adjusted earnings (loss)(1)	2,797	82	4	(129)	2,754

(1)	Pre-tax adjusted earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of income before income taxes to pre-tax adjusted earnings (1) for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Income before income taxes (GAAP measure)	$1,820	$1,353	$1,192	$2,642
Less: (Loss) income before income taxes attributable to non-controlling interests (GAAP measure)	(23)	3	$(20)	$4
Income before income taxes attributable to Aetna (GAAP measure)	1,843	1,350	$1,212	$2,638
Loss on early extinguishment of long-term debt	—	—	246	—
Penn Treaty-related guaranty fund assessments	—	—	231	—
Transaction and integration-related costs	(10)	103	1,202	169
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	(109)	(128)
Amortization of other acquired intangible assets	58	64	118	126
Net realized capital (gains) losses	(25)	(52)	308	(51)
Pre-tax adjusted earnings (1)	$1,757	$1,337	$3,208	$2,754

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from adjusted earnings and pre-tax adjusted earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the six months ended June 30, 2017, we incurred losses on the early extinguishment of long-term debt due to (a) the mandatory redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes following the termination of the Merger Agreement and (b) the early redemption of $750 million aggregate principal amount of our outstanding senior notes due 2020.

•
During the six months ended June 30, 2017, we recorded an expense for estimated future guaranty fund assessments related to Penn Treaty, which was placed in rehabilitation in 2009 and placed in liquidation in March 2017. This expense does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of our business operations.

•
We recorded transaction and integration-related costs during the three and six months ended June 30, 2017 and 2016 primarily related to the Humana Transaction. The negative transaction costs for the three months ended June 30, 2017 reflect the release of previously accrued expenses upon reconciliation to the final actual expenses incurred related to the Humana Transaction. Transaction costs include costs associated with the termination of the Merger Agreement, the termination of our agreement to sell certain assets to Molina Healthcare, Inc. and advisory, legal and other professional fees which are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include the negative cost of carry associated with the debt financing that we obtained in June 2016 for the Humana Transaction. Prior to the mandatory redemption of the Special Mandatory Redemption Notes, the negative cost of carry associated with these senior notes was excluded from adjusted earnings and pre-tax adjusted earnings. The negative cost of carry associated with the $2.8 billion aggregate principal amount of our senior notes issued in June 2016 that are not subject to mandatory redemption (the “Other 2016 Senior Notes”) was excluded from adjusted earnings and pre-tax adjusted earnings through the date of the termination of the Merger Agreement. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. Subsequent to the termination of the Merger Agreement, the interest expense and net investment income associated with the Other 2016 Senior Notes were no longer excluded from adjusted earnings and pre-tax adjusted earnings.

•
In 1993, we discontinued the sale of fully guaranteed large case pensions products and established a reserve for anticipated future losses on these products, which we review quarterly. During both the three months ended June 30, 2017 and 2016, we reduced the reserve for anticipated future losses on discontinued products. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from adjusted earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results.

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

We review the adequacy of this reserve quarterly based on actual experience. As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, we released $71 million ($109 million pretax) and $84 million ($128 million pretax) of the reserve in the three months ended June 30, 2017 and 2016, respectively. The reserve release during the three months ended June 30, 2017 was primarily due to favorable mortality experience compared to assumptions we previously made in estimating the reserve. In addition, the reserve release in the three months ended June 30, 2017 and 2016 also reflects favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The reserve at each of June 30, 2017 and December 31, 2016 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2017 and 2016 was as follows (pretax):

(Millions)	2017	2016
Reserve, beginning of period	$962	$1,067
Operating income (loss)	25	(10)
Net realized capital gains	27	27
Reserve reduction	(109)	(128)
Reserve, end of period	$905	$956

During the six months ended June 30, 2017, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities and investment real estate. During the six months ended June 30, 2016, our discontinued products reflected an operating loss and net realized capital gains, primarily attributable to gains from the sale of debt securities.

Assets and liabilities supporting discontinued products (1) at June 30, 2017 and December 31, 2016 were as follows:

(Millions)	2017	2016
Assets:
Debt and equity securities available for sale	$1,923	$1,913
Mortgage loans	381	370
Other investments	631	646
Total investments	2,935	2,929
Other assets	65	104
Receivable from continuing products (2)	500	554
Total assets	$3,500	$3,587
Liabilities:
Future policy benefits	$2,240	$2,326
Reserve for anticipated future losses on discontinued products	905	962
Current and deferred income taxes	82	42
Other liabilities (3)	273	257
Total liabilities	$3,500	$3,587

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $80 million and $164 million for the three and six months ended June 30, 2017, respectively, and $86 million and $180 million for the three and six months ended June 30, 2016, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three or six months ended June 30, 2017 or 2016.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the three and six month periods ended June 30, 2017 and 2016, and the related statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.
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
August 3, 2017

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 44.7 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers’ compensation administrative services and health information technology products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at June 30, 2017 and December 31, 2016 and operating results for the three and six months ended June 30, 2017 and 2016. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2016 Annual Report on Form 10-K (our “2016 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Six Months Ended June 30, 2017 and 2016:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2017 vs 2016		Six Months Ended June 30, 2017 vs 2016
(Millions, except where indicated)	2017	2016	2017	2016	$	%	$	%
Total revenue	$15,523	$15,953	$30,688	$31,646	$(430)	(3)%	$(958)	(3)%
Net income attributable to Aetna	1,203	791	822	1,528	412	52%	(706)	(46)%
Adjusted earnings (1)	1,145	783	2,084	1,604	362	46%	480	30%
Total medical membership (in thousands)			22,088	22,978			(890)	(4)%
Cash flows provided by operations			692	2,210			(1,518)	(69)%

A reconciliation of net income attributable to Aetna to adjusted earnings (1) for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Net income attributable to Aetna (GAAP measure)	$1,203	$791	$822	$1,528
Loss on early extinguishment of long-term debt	—	—	246	—
Penn Treaty-related guaranty fund assessments	—	—	231	—
Transaction and integration-related costs	(10)	103	1,202	169
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	(109)	(128)
Amortization of other acquired intangible assets	58	64	118	126
Net realized capital (gains) losses	(25)	(52)	308	(51)
Income tax expense (benefit)	28	5	(734)	(40)
Adjusted earnings (1)	$1,145	$783	$2,084	$1,604

(1)
Adjusted earnings excludes from net income attributable to Aetna net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 16. In addition, adjusted earnings excludes from net income attributable to Aetna the corresponding tax benefit or expense related to the items excluded from adjusted earnings discussed above. The tax benefit or expense was calculated utilizing the appropriate tax rate for each individual item excluded from adjusted earnings.

Effective March 31, 2017, to more clearly differentiate between the GAAP and non-GAAP financial measures used in our reports filed with or furnished to the Securities and Exchange Commission and our other disclosures, we changed the naming convention for our non-GAAP financial measures from “operating” measures to “adjusted” measures. The underlying calculations of our consolidated non-GAAP financial measures did not change. Our discussion of consolidated operating results is based on adjusted earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles). Effective March 31, 2017, we began recording income taxes in our Corporate Financing segment and no longer allocate income taxes to our business segments. Accordingly, our discussion of operating results for our reportable business segments is based on pre-tax adjusted earnings which is a non-GAAP measure of income before income taxes attributable to Aetna. Also effective March 31, 2017, transaction and integration-related costs were reclassified to our Corporate Financing segment. Prior periods have been restated to reflect this presentation. Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” for a discussion of non-GAAP measures.
Commentary - Overview
Our results for the three and six months ended June 30, 2017 include several items that impact comparability with results in prior periods. Our results for the six months ended June 30, 2017 reflect costs associated with the termination of the Merger Agreement (as defined below) and an expense related to estimated future guaranty fund assessments as a result of Penn Treaty (as defined below) being placed in liquidation, each of which occurred in the first quarter of 2017. Results for the three and six months ended June 30, 2017 reflect the temporary suspension of the health insurer fee (“HIF”). Pricing actions designed to recover the HIF and other ACA-mandated fees represented approximately three percent of our Health Care premiums in 2016. Our results for the three and six months ended June 30, 2017 also include the impact of reduced participation on the ACA's individual public health insurance exchanges. We expect to significantly reduce our exposure to individual Commercial products in 2018 and do not plan to participate on any ACA individual public health insurance exchange in 2018. Finally, we incurred transaction and integration-related costs related to the Humana Transaction during the three months ended June 30, 2016 that did not recur during the three months ended June 30, 2017 due to the termination of the Humana Merger Agreement in the first quarter of 2017.

Commentary - Three Months Ended June 30, 2017 vs 2016

•
Net income attributable to Aetna increased $412 million during the three months ended June 30, 2017 compared to the corresponding period in 2016 primarily due to the increase in adjusted earnings described below and lower transaction and integration-related costs in 2017 compared to 2016.

•
Adjusted earnings increased $362 million during the three months ended June 30, 2017 compared to the corresponding period in 2016 primarily due to continued strong performance in our Health Care segment. The increase also reflects a larger decrease in our estimate of risk adjustment payables for the prior year for our individual and small group ACA compliant products in the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

•
Total revenue decreased $430 million during the three months ended June 30, 2017 compared to the corresponding period in 2016. The decrease was primarily due to lower premiums in our Health Care segment, including lower membership in our ACA compliant individual and small group products, and the temporary suspension of the HIF in 2017.

•
Our effective tax rate was 35.0 percent and 41.4 percent for the three months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate for the three months ended June 30, 2017 compared to the corresponding period in 2016 was primarily due to the temporary suspension of the non-deductible HIF in 2017.

Commentary - Six Months Ended June 30, 2017 vs 2016

•
Net income attributable to Aetna decreased $706 million during the six months ended June 30, 2017 compared to the corresponding period in 2016 primarily due to the six months ended June 30, 2017 reflecting costs associated with the termination of the Merger Agreement, partially offset by the increase in adjusted earnings described below.

•
Adjusted earnings increased $480 million during the six months ended June 30, 2017 compared to the corresponding period in 2016 primarily due to continued strong performance in our Health Care segment. The increase also reflects a larger decrease in our estimate of risk adjustment payables for the prior year for our individual and small group ACA compliant products in the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

•
Total revenue decreased $958 million during the six months ended June 30, 2017 compared to the corresponding period in 2016. The decrease was primarily due to lower premiums in our Health Care segment, including lower membership in our ACA compliant individual and small group products, and the temporary suspension of the HIF in 2017.

•
Our effective tax rate was 32.6 percent and 42.1 percent for the six months ended June 30, 2017 and 2016, respectively. The decrease in our effective tax rate for the six months ended June 30, 2017 compared to the corresponding period in 2016 was primarily due to the temporary suspension of the non-deductible HIF in 2017, the deduction of transaction related costs during the first quarter of 2017 and increased tax benefits for share based compensation.

•
Total medical membership at June 30, 2017 decreased 890 thousand compared to June 30, 2016, primarily reflecting declines in our Commercial Insured products primarily due to lower membership in our ACA compliant individual and small group products and declines in our Medicaid products primarily due to the exit of the Missouri Medicaid program during the three months ended June 30, 2017. The decrease was partially offset by increases in our Commercial ASC and Medicare Insured products. Refer to “Health Care - Membership” below in this MD&A for further information on our medical membership.

•
Cash flow from operations decreased $1.5 billion during the six months ended June 30, 2017 compared to the corresponding period in 2016. During 2017, cash payments associated with the termination of the Merger Agreement were largely offset by an advance payment for Medicare premium receipts in June 2017. The remaining decrease was primarily due to the timing of collection of receivables and the timing of tax payments.

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

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during the six months ended June 30, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income.

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

Refer to Notes 3 and 9, respectively, for additional information on the Humana Transaction.

Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) has made broad-based changes to the U.S. health care system. We anticipate continued efforts in 2017 and beyond to modify, repeal or replace the ACA, and the future of the ACA is uncertain. We expect aspects of the ACA and/or their implementation or enforcement and uncertainty about the future of the ACA to continue to significantly impact our business operations and operating results, including our pricing, our medical benefit ratios (“MBRs”) and the geographies in which our products are available. For example, the administration has not decided whether to continue paying the ACA’s cost sharing subsidies; the practical implications of the President’s January 2017 executive order giving the regulatory agencies that enforce the ACA the authority to interpret regulations issued under the ACA in a way that limits fiscal burdens on states and financial or regulatory burdens on individuals, providers, health insurers and others remain unclear; and our individual Commercial product exit strategy and/or uncertainty about the future of the ACA may lead to increased utilization of medical and/or other covered services in our individual Commercial products.

The ACA has presented us with business opportunities, but also with significant financial and regulatory challenges. Most of the ACA’s key components were phased in during or prior to 2014, and the ACA’s temporary Reinsurance and Risk Corridor programs expired at the end of 2016. The effects of existing provisions of the ACA are reflected in our operating results. If the ACA is not amended, repealed or replaced, certain of its components will continue to be phased in until 2020.

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

The federal and state governments also continue to enact and seriously consider many other broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system. We cannot predict whether pending or future federal or state legislative or regulatory activity or court proceedings, including Federal budget negotiations and future U.S. Congressional appropriations, will change various aspects of the health care and related benefits system or the ACA or the implementation and/or enforcement of the ACA or the impact those changes will have on our business operations or operating results, but the effects could be materially adverse.

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

Operating Summary for the Three and Six Months Ended June 30, 2017 and 2016:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2017 vs 2016		Six Months Ended June 30, 2017 vs 2016
(Millions)	2017	2016	2017	2016	$	%	$	%
Premiums:
Commercial	$6,267	$7,050	$12,376	$14,015	$(783)	(11)%	$(1,639)	(12)%
Government	6,956	6,579	14,066	13,083	377	6%	983	8%
Total premiums	13,223	13,629	26,442	27,098	(406)	(3)%	(656)	(2)%
Fees and other revenue	1,457	1,445	2,905	2,884	12	1%	21	1%
Net investment income	113	116	228	228	(3)	(3)%	—	—%
Net realized capital gains	7	31	8	25	(24)	(77)%	(17)	(68)%
Total revenue	14,800	15,221	29,583	30,235	(421)	(3)%	(652)	(2)%
Health care costs:
Commercial	4,924	5,879	9,771	11,299	(955)	(16)%	(1,528)	(14)%
Government	5,653	5,353	11,722	10,781	300	6%	941	9%
Total health care costs	10,577	11,232	21,493	22,080	(655)	(6)%	(587)	(3)%
Operating expenses:
Selling expenses	366	383	750	773	(17)	(4)%	(23)	(3)%
General and administrative expenses	2,101	2,232	4,336	4,555	(131)	(6)%	(219)	(5)%
Total operating expenses	2,467	2,615	5,086	5,328	(148)	(6)%	(242)	(5)%
Amortization of other acquired intangible assets	58	64	118	126	(6)	(9)%	(8)	(6)%
Total benefits and expenses	13,102	13,911	26,697	27,534	(809)	(6)%	(837)	(3)%
Income before income taxes including non-controlling interests	1,698	1,310	2,886	2,701	388	30%	185	7%
Less: (Loss) income before income taxes attributable to non-controlling interests	(23)	2	(21)	5	(25)	(1,250)%	(26)	(520)%
Income before income taxes attributable to Aetna for Health Care	$1,721	$1,308	$2,907	$2,696	$413	32%	$211	8%

We calculate our medical benefit ratio MBRs by dividing health care costs by health care premiums.  For the three and six months ended June 30, 2017 and 2016, our Commercial, Government and Total Health Care MBRs were:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2017 vs 2016	Six Months Ended June 30, 2017 vs 2016
	2017	2016	2017	2016	basis points	basis points
Commercial	78.6%	83.4%	79.0%	80.6%	(480)	(160)
Government	81.3%	81.4%	83.3%	82.4%	(10)	90
Total Health Care	80.0%	82.4%	81.3%	81.5%	(240)	(20)

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Health Care segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Income before income taxes (GAAP measure)	$1,698	$1,310	$2,886	$2,701
Less: (Loss) income before income taxes attributable to non-controlling interests (GAAP measure)	(23)	2	(21)	5
Income before income taxes attributable to Aetna for Health Care (GAAP measure)	1,721	1,308	2,907	2,696
Penn Treaty-related guaranty fund assessments	—	—	231	—
Amortization of other acquired intangible assets	58	64	118	126
Net realized capital gains	(7)	(31)	(8)	(25)
Pre-tax adjusted earnings for Health Care	$1,772	$1,341	$3,248	$2,797

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other item described in the reconciliation in Note 16.

Commentary - Three Months Ended June 30, 2017 vs 2016

•
Income before income taxes attributable to Aetna for Health Care increased $413 million during the three months ended June 30, 2017 compared to the corresponding period in 2016. Pre-tax adjusted earnings for Health Care increased $431 million for the three months ended June 30, 2017 compared to the corresponding period in 2016. The increase in both income before income taxes and pre-tax adjusted earnings was primarily due to continued strong performance across our core Health Care businesses. The increase also reflects our updated estimate of risk adjustment payables for the prior year for our individual and small group ACA compliant products described above.

•
Commercial premiums decreased $783 million for the three months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to lower membership in our ACA compliant individual and small group products and the temporary suspension of the HIF in 2017, partially offset by higher premium yields.

•
Our Commercial MBR decreased 480 basis points for the three months ended June 30, 2017 compared to the corresponding period in 2016. The decrease was primarily due to improved performance across our core Commercial business. The decrease also reflects our updated estimate of risk adjustment payables for the prior year for our individual and small group ACA compliant products described above. The decrease was partially offset by the unfavorable impact of the temporary suspension of the HIF in 2017.

•
Government premiums increased $377 million for the three months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to membership growth in our Medicare products and higher premium yields, partially offset by the temporary suspension of the HIF in 2017.

•
Our Government MBR remained relatively flat for the three months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to improved performance in our Government business, largely offset by the unfavorable impact of the temporary suspension of the HIF in 2017.

•
General and administrative expenses decreased by $131 million primarily due to the temporary suspension of the HIF in 2017 and execution of our expense management initiatives, partially offset by targeted investment spending on our growth initiatives, which we expect to continue during the remainder of 2017.

Commentary - Six Months Ended June 30, 2017 vs 2016

•
Income before income taxes attributable to Aetna for Health Care increased $211 million during the six months ended June 30, 2017 compared to the corresponding period in 2016. The increase was primarily due to the increase in pre-tax adjusted earnings described below, partially offset by the six months ended June 30, 2017 reflecting a $231 million pre-tax expense related to estimated future guaranty fund assessments as a result of Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) being placed in liquidation in March 2017.

•
Pre-tax adjusted earnings for Health Care increased $451 million for the six months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to continued strong performance across our core Health Care businesses. The increase also reflects our updated estimate of risk adjustment payables for the prior year for our individual and small group ACA compliant products described above.

•
Commercial premiums decreased $1.6 billion for the six months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to lower membership in our ACA compliant individual and small group products and the temporary suspension of the HIF in 2017, partially offset by higher premium yields.

•
Our Commercial MBR decreased 160 basis points for the six months ended June 30, 2017 compared to the corresponding period in 2016. The decrease was primarily due to improved performance across our core Commercial business. The decrease also reflects our updated estimate of risk adjustment payables for the prior year for our individual and small group ACA compliant products described above. The decrease was partially offset by the unfavorable impact of the temporary suspension of the HIF in 2017.

•
Government premiums increased $983 million for the six months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to membership growth in our Medicare products and higher premium yields, partially offset by the temporary suspension of the HIF in 2017.

•
Our Government MBR increased 90 basis points for the six months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to the unfavorable impact of the temporary suspension of the HIF in 2017, partially offset by improved performance in our Government business.

•
General and administrative expenses decreased by $219 million primarily due to the temporary suspension of the HIF in 2017 and execution of our expense management initiatives, partially offset by the expense recorded during the six months ended June 30, 2017 for estimated future guaranty fund assessments related to Penn Treaty and targeted investment spending on our growth initiatives, which we expect to continue during the remainder of 2017.

Membership
Health Care’s membership at June 30, 2017 and 2016 was:

	2017			2016			Change
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,407	13,375	17,782	5,667	12,947	18,614	(1,260)	428	(832)
Medicare Advantage	1,453	—	1,453	1,344	—	1,344	109	—	109
Medicare Supplement	724	—	724	637	—	637	87	—	87
Medicaid (1)	1,307	822	2,129	1,592	791	2,383	(285)	31	(254)
Total Medical Membership	7,891	14,197	22,088	9,240	13,738	22,978	(1,349)	459	(890)

Dental:
Total Dental Membership	5,534	8,078	13,612	5,926	8,393	14,319	(392)	(315)	(707)

Pharmacy:
Commercial			8,087			9,598			(1,511)
Medicare PDP (stand-alone)			2,062			1,967			95
Medicare Advantage PDP			1,116			943			173
Medicaid (1)			2,832			2,657			175
Total Pharmacy Benefit Management Services Membership			14,097			15,165			(1,068)

(1) Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

Commentary

•
Total medical membership at June 30, 2017 decreased 890 thousand members compared to June 30, 2016, primarily reflecting declines in our Commercial Insured products primarily due to lower membership in our ACA compliant individual and small group products and declines in our Medicaid Insured products primarily due to the exit of the Missouri Medicaid program during the three months ended June 30, 2017. The decrease was partially offset by increases in our Commercial ASC and Medicare Insured products.

•	Total dental membership at June 30, 2017 decreased 707 thousand members compared to June 30, 2016 due to declines in both our dental Insured and ASC products.

•
Total pharmacy benefit management services membership at June 30, 2017 decreased 1.1 million members compared to June 30, 2016, primarily reflecting declines in our Commercial business primarily attributable to our ACA compliant individual and small group products.

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

Operating Summary for the Three and Six Months Ended June 30, 2017 and 2016:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2017 vs 2016		Six Months Ended June 30, 2017 vs 2016
(Millions)	2017	2016	2017	2016	$	%	$	%
Premiums:
Life	$294	$291	$577	$612	$3	1%	$(35)	(6)%
Disability	234	240	471	433	(6)	(3)%	38	9%
Long-term care	11	11	22	22	—	—%	—	—%
Total premiums	539	542	1,070	1,067	(3)	(1)%	3	—%
Fees and other revenue	27	26	52	52	1	4%	—	—%
Net investment income	61	62	124	120	(1)	(2)%	4	3%
Net realized capital gains	15	17	17	20	(2)	(12)%	(3)	(15)%
Total revenue	642	647	1,263	1,259	(5)	(1)%	4	—%
Current and future benefits	466	454	933	920	12	3%	13	1%
Operating expenses:
Selling expenses	36	33	73	64	3	9%	9	14%
General and administrative expenses	83	86	165	173	(3)	(3)%	(8)	(5)%
Total operating expenses	119	119	238	237	—	—%	1	—%
Total benefits and expenses	585	573	1,171	1,157	12	2%	14	1%
Income before income taxes attributable to Aetna for Group Insurance	$57	$74	$92	$102	$(17)	(23)%	$(10)	(10)%

We calculate our group benefit ratio by dividing current and future benefits by total premiums.  Our group benefit ratios were:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2017 vs 2016	Six Months Ended June 30, 2017 vs 2016
	2017	2016	2017	2016	basis points	basis points
Group benefit ratio	86.5%	83.8%	87.2%	86.2%	270	100

The table presented below reconciles income before income taxes attributable to Aetna to pre-tax adjusted earnings (1) for the three and six months ended June 30, 2017 and 2016 for our Group Insurance segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Income before income taxes attributable to Aetna for Group Insurance (GAAP measure)	$57	$74	$92	$102
Net realized capital gains	(15)	(17)	(17)	(20)
Pre-tax adjusted earnings for Group Insurance	$42	$57	$75	$82

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses.

Commentary - Three Months Ended June 30, 2017 vs 2016

•	Total revenue remained relatively flat for the three months ended June 30, 2017 compared to the corresponding period in 2016.

•
Income before income taxes attributable to Aetna for Group Insurance decreased $17 million for the three months ended June 30, 2017 compared to the corresponding period in 2016. Pre-tax adjusted earnings for Group Insurance decreased $15 million for the three months ended June 30, 2017 compared to the corresponding period in 2016. Income before income taxes and pre-tax adjusted earnings decreased primarily due to lower underwriting margins in our life products.

•
Our group benefit ratio increased 270 basis points for the three months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to lower underwriting margins in our life products.

Commentary - Six Months Ended June 30, 2017 vs 2016

•	Total revenue remained relatively flat for the six months ended June 30, 2017 compared to the corresponding period in 2016.

•
Income before income taxes attributable to Aetna for Group Insurance decreased $10 million for the six months ended June 30, 2017 compared to the corresponding period in 2016. Pre-tax adjusted earnings for Group Insurance decreased $7 million for the six months ended June 30, 2017 compared to the corresponding period in 2016. Income before income taxes and pre-tax adjusted earnings decreased primarily due to lower underwriting margins in our life products.

•
Our group benefit ratio increased 100 basis points for the six months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to lower underwriting margins in our life products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Six Months Ended June 30, 2017 and 2016:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2017 vs 2016		Six Months Ended June 30, 2017 vs 2016
(Millions)	2017	2016	2017	2016	$	%	$	%
Premiums	$13	$5	$26	$20	$8	160%	$6	30%
Net investment income	63	70	134	118	(7)	(10)%	16	14%
Other revenue	2	3	4	5	(1)	(33)%	(1)	(20)%
Net realized capital gains	3	4	3	6	(1)	(25)%	(3)	(50)%
Total revenue	81	82	167	149	(1)	(1)%	18	12%
Current and future benefits	73	71	151	134	2	3%	17	13%
General and administrative expenses	2	3	5	6	(1)	(33)%	(1)	(17)%
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	(109)	(128)	19	(15)%	19	(15)%
Total benefits and expenses	(34)	(54)	47	12	20	(37)%	35	292%
Income before income tax expense including non-controlling interests	115	136	120	137	(21)	(15)%	(17)	(12)%
Less: Income (loss) before income taxes attributable to non-controlling interests	—	1	1	(1)	(1)	(100)%	2	(200)%
Income before income taxes attributable to Aetna for Large Care Pensions	$115	$135	$119	$138	$(20)	(15)%	$(19)	(14)%

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for the three and six months ended June 30, 2017 and 2016 for our Large Case Pensions segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2017	2016	2017	2016
Income before income taxes for Large Case Pensions (GAAP measure)	$115	$136	$120	$137
Less: Income (loss) before income taxes attributable to non-controlling interests (GAAP measure)	—	1	1	(1)
Income before income taxes attributable to Aetna for Large Case Pensions (GAAP measure)	115	135	119	138
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	(109)	(128)
Net realized capital gains	(3)	(4)	(3)	(6)
Pre-tax adjusted earnings for Large Case Pensions	$3	$3	$7	$4

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses and the other item described in the reconciliation in Note 16.

Commentary - Three Months Ended June 30, 2017 vs 2016

•	Total revenue remained relatively flat for the three months ended June 30, 2017 compared to the corresponding period in 2016.

•
Income before income taxes attributable to Aetna for Large Care Pensions decreased by $20 million for the three months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to a larger reduction of our reserve for anticipated future losses on discontinued products in 2016 compared to 2017.

•	Pre-tax adjusted earnings for Large Case Pensions remained flat for the three months ended June 30, 2017 compared to the corresponding period in 2016.
Commentary - Six Months Ended June 30, 2017 vs 2016

•	Total revenue increased by $18 million for the six months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to higher net investment income.

•
Income before income taxes attributable to Aetna for Large Care Pensions decreased by $19 million for the six months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to a larger reduction of our reserve for anticipated future losses on discontinued products in 2016 compared to 2017.

•	Pre-tax adjusted earnings for Large Case Pensions remained relatively flat for the six months ended June 30, 2017 compared to the corresponding period in 2016.

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

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review, we released $71 million ($109 million pretax) and $84 million ($128 million pretax) of the reserve in the three months ended June 30, 2017 and 2016, respectively. The reserve release during the three months ended June 30, 2017 was primarily due to favorable mortality experience compared to assumptions we previously made in estimating the reserve. In addition, the reserve release in the three months ended June 30, 2017 and 2016 also reflects favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The current reserve reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our Balance Sheets.

Refer to Note 17 for additional information on the activity in the reserve for anticipated future losses on discontinued products during the three and six months ended June 30, 2017 and 2016.

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

Presented below is a condensed Statement of Cash Flows for the six months ended June 30, 2017 and 2016. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities). Refer to the Consolidated Statements of Cash Flows for additional information.

	Six Months Ended June 30,		Change
(Millions)	2017	2016	$	%
Cash flows from operating activities
Health Care and Group Insurance	$820	$2,327	$(1,507)	(65)%
Large Case Pensions	(128)	(117)	(11)	9%
Net cash provided by operating activities	692	2,210	(1,518)	(69)%
Cash flows from investing activities
Health Care and Group Insurance	79	(52)	131	(252)%
Large Case Pensions	96	88	8	9%
Net cash provided by investing activities	175	36	139	386%
Net cash (used for) provided by financing activities	(15,289)	12,349	(27,638)	(224)%
Net (decrease) increase in cash and cash equivalents	$(14,422)	$14,595	$(29,017)	(199)%

Commentary

•
Cash flows provided by operating activities for Health Care and Group Insurance decreased $1.5 billion during the six months ended June 30, 2017 compared to the corresponding period in 2016. During 2017, cash payments associated with the termination of the Merger Agreement were largely offset by an advance payment for Medicare premium receipts in June 2017. The remaining decrease was primarily due to the timing of collection of receivables and the timing of tax payments.

•
Cash flows provided by investing activities increased $139 million for the six months ended June 30, 2017 compared to the corresponding period in 2016, primarily due to higher net sales and maturities of investments for the six months ended June 30, 2017 compared with the six months ended June 30, 2016.

•
Cash flows used for financing activities were $15.3 billion for the six months ended June 30, 2017 compared with cash flows provided by financing activities of $12.3 billion for the six months ended June 30, 2016. The activity for the six months ended June 30, 2017 reflects the repayment of long-term debt, including the $10.2 billion principal amount Special Mandatory Redemption Notes, and share repurchases compared with the issuance of long-term debt during the six months ended June 30, 2016.

Refer to Notes 9 and 11 for more information about debt issuances, debt repayments, share repurchases and dividend payments.

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

2016 Senior Notes
In June 2016, we issued $13 billion of 2016 senior notes. In accordance with the terms of the 2016 senior notes, on February 14, 2017, following the termination of the Merger Agreement, we issued a notice of redemption for the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption, we recognized on a pretax basis in our net income a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income. Refer to Notes 3 and 9 for additional information on these transactions.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At both June 30, 2017 and December 31, 2016, we did not have any commercial paper outstanding or outstanding advances from the FHLBB. The maximum amount of commercial paper borrowings outstanding during the six months ended June 30, 2017 was approximately $850 million.

Our debt to capital ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was 37.3% at June 30, 2017. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $86 million and $259 million for the three and six months ended June 30, 2017, respectively and $123 million and $225 million for the three and six months June 30, 2016, respectively. The decrease in interest expense during the three months ended June 30, 2017 compared to 2016 is primarily due to a lower long-term debt balance during 2017 compared to 2016 due to the repayment of certain of our long-term debt subsequent to June 30, 2016. The increase in interest expense during the six months ended June 30, 2017 compared to 2016 reflects the financing activity associated with the Humana Transaction.

Refer to Notes 9 and 11 for information on our FHLBB membership and our stock-based compensation awards granted during 2017, respectively.

The State of Illinois has experienced budget difficulties which have contributed to the state being delinquent in paying certain of our premiums and fees. At June 30, 2017, the total amount due to Aetna was approximately $750 million. In July 2017, the State of Illinois passed a budget. Given the state’s progress towards obtaining funding, a federal judge’s ruling that prioritizes Medicaid payments and the federal government’s match of a percentage of payments made by the state to managed care organizations under the state’s Medicaid program, we continue to believe the amounts due to us are collectible.

Contractual Obligations
The following table summarizes certain estimated future obligations by period under certain of our contractual obligations at June 30, 2017. The table below does not include all future obligations by period; it only includes those future obligations that have changed materially from those presented in our 2016 Annual Report as a result of the redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of the $750 million aggregate principal amount of the 2020 Notes in March 2017. We believe that funds from future operating cash flows, together with cash, investments and other funds available under the Facility; from the FHLBB; and from public or private financing sources, will be sufficient to meet our existing commitments as well as our liquidity needs associated with future operations, including our strategic growth initiatives.

(Millions)	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations, including interest	$1,168	$1,983	$1,659	$8,502	$13,312

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

Assuming an immediate 100 basis point increase in interest rates and immediate decrease of 15% in the prices for domestic equity securities, the theoretical decline in the fair values of our market sensitive instruments at June 30, 2017 is as follows:

•	The fair value of our long-term debt would decline by $434 million ($668 million pretax). Changes in the fair value of our long-term debt do not impact our financial position or operating results.

•
The theoretical reduction in the fair value of our investment securities partially offset by the theoretical reduction in the fair value of our interest rate sensitive liabilities would result in a net decline in fair value of $299 million ($460 million pretax) related to our continuing non-experience-rated products. Reductions in the fair value of our investment securities would be reflected as an unrealized loss in equity, as we classify these securities as available for sale. We do not record our liabilities at fair value.

Form 10-Q Table of Contents

Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows at June 30, 2017.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

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

The information contained in Note 15 of Condensed Notes to Consolidated Financial Statements is incorporated herein by reference.

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

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended June 30, 2017:

Issuer Purchases of Equity Securities (1)
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	—	$—	—	$1,783
May 1, 2017 - May 31, 2017	—	—	—	1,783
June 1, 2017 - June 30, 2017	—	—	—	1,783
Total	—	$—	—	N/A

(1)
In February 2017, we entered into accelerated share repurchase (“ASR”) agreements under which we paid $3.3 billion and received 20.9 million of our common shares, which represented approximately 80% of the total shares expected to be repurchased based on the closing price of our common shares on the day before we entered into the ASR agreements. The total number of shares received under the ASR agreements, and therefore the average repurchase price paid per share, will be determined at the end of the applicable purchase period based on the average price of our common shares during the term of the applicable transaction.

Form 10-Q Table of Contents

The information contained in Note 11 of Condensed Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

None.

Form 10-Q Table of Contents

Item 6. Exhibits

Exhibits to this Form 10-Q are as follows:

10	Material Contracts

10.1	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 19, 2017*

11	Statement re: computation of per share earnings

11.1	“Computation of per share earnings” is incorporated herein by reference to Note 13 of Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated August 3, 2017 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	August 3, 2017	By	/s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and
Chief Accounting Officer

Form 10-Q Table of Contents

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

10	Material contracts

10.1	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 19, 2017	Electronic

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated August 3, 2017 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic