Form 10-Q
period 2017-09-30
AETNA INC /PA/
filed 2017-10-31
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2017
or

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

There were 326.1 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at September 30, 2017.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2017

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	(Unaudited)
(Millions)	September 30, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$5,928	$17,996
Investments	2,869	3,046
Premiums receivable, net	2,577	2,356
Other receivables, net	2,388	2,224
Accrued investment income	228	232
Income taxes receivable	—	44
Other current assets	2,444	2,551
Total current assets	16,434	28,449
Long-term investments	21,507	21,833
Reinsurance recoverables	705	727
Goodwill	10,683	10,637
Other acquired intangible assets, net	1,273	1,442
Property and equipment, net	581	587
Other long-term assets	1,865	1,480
Separate Accounts assets	4,335	3,991
Total assets	$57,383	$69,146

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$6,139	$6,558
Future policy benefits	611	645
Unpaid claims	812	801
Unearned premiums	2,046	556
Policyholders’ funds	2,914	2,772
Current portion of long-term debt	1,998	1,634
Income taxes payable	79	—
Accrued expenses and other current liabilities	5,048	5,728
Total current liabilities	19,647	18,694
Future policy benefits	5,770	5,929
Unpaid claims	1,705	1,703
Policyholders’ funds	781	812
Long-term debt, less current portion	8,161	19,027
Deferred income taxes	72	4
Other long-term liabilities	1,094	1,043
Separate Accounts liabilities	4,335	3,991
Total liabilities	41,565	51,203
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 326.1 million shares issued and outstanding in 2017; 2.5 billion shares authorized and 351.7 million shares issued and outstanding in 2016) and additional paid-in capital	4,707	4,716
Retained earnings	12,037	14,717
Accumulated other comprehensive loss	(1,161)	(1,552)
Total Aetna shareholders’ equity	15,583	17,881
Non-controlling interests	235	62
Total equity	15,818	17,943
Total liabilities and equity	$57,383	$69,146

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per common share data)	2017	2016	2017	2016
Revenue:
Health care premiums	$12,710	$13,525	$39,152	$40,623
Other premiums	562	549	1,658	1,636
Fees and other revenue (1)	1,443	1,454	4,404	4,395
Net investment income	233	219	730	688
Net realized capital gains (losses)	46	34	(262)	85
Total revenue	14,994	15,781	45,682	47,427
Benefits and expenses:
Health care costs (2)	10,412	11,092	31,905	33,172
Current and future benefits	548	535	1,632	1,589
Operating expenses:
Selling expenses	401	408	1,224	1,245
General and administrative expenses	2,211	2,422	7,793	7,232
Total operating expenses	2,612	2,830	9,017	8,477
Interest expense	90	189	349	414
Amortization of other acquired intangible assets	58	61	176	187
Loss on early extinguishment of long-term debt	—	—	246	—
Reduction of reserve for anticipated future losses on discontinued products	—	—	(109)	(128)
Total benefits and expenses	13,720	14,707	43,216	43,711
Income before income taxes	1,274	1,074	2,466	3,716
Income taxes:
Current	470	580	955	1,697
Deferred	(44)	(103)	(140)	(109)
Total income tax expense	426	477	815	1,588
Net income including non-controlling interests	848	597	1,651	2,128
Less: Net income (loss) attributable to non-controlling interests	10	(7)	(9)	(4)
Net income attributable to Aetna	$838	$604	$1,660	$2,132
Earnings per common share:
Basic	$2.54	$1.72	$4.95	$6.07
Diluted	$2.52	$1.70	$4.92	$6.02

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our mail order and specialty pharmacy operations of $31 million and $100 million (net of pharmaceutical and processing costs of $350 million and $1.0 billion) for the three and nine months ended September 30, 2017, respectively, and $34 million and $93 million (net of pharmaceutical and processing costs of $342 million and $983 million) for the three and nine months ended September 30, 2016, respectively.

(2)
Health care costs have been reduced by Insured member co-payments related to our mail order and specialty pharmacy operations of $30 million and $96 million for the three and nine months ended September 30, 2017, respectively, and $27 million and $89 million for the three and nine months ended September 30, 2016, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Net income including non-controlling interests	$848	$597	$1,651	$2,128
Other comprehensive income, net of tax:
Previously impaired debt securities	(1)	—	(2)	1
All other securities	8	(2)	132	384
Derivatives and foreign currency	1	4	229	(165)
Pension and other postretirement employee benefit (“OPEB”) plans	11	9	32	29
Other comprehensive income	19	11	391	249
Comprehensive income including non-controlling interests	867	608	2,042	2,377
Less: Comprehensive income (loss) attributable to non-controlling interests	10	(7)	(9)	(4)
Comprehensive income attributable to Aetna	$857	$615	$2,051	$2,381

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited), including Note 12 for further information about other comprehensive (loss) income.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Nine Months Ended September 30, 2017
Balance at December 31, 2016	351.7	$4,716	$14,717	$(1,552)	$17,881	$62	$17,943
Net income (loss)	—	—	1,660	—	1,660	(9)	1,651
Other increases in non-controlling interest	—	—	—	—	—	182	182
Other comprehensive income (Note 12)	—	—	—	391	391	—	391
Common shares issued for benefit plans, net of employee tax withholdings	1.4	(9)	—	—	(9)	—	(9)
Repurchases of common shares	(27.0)	—	(3,845)	—	(3,845)	—	(3,845)
Dividends declared	—	—	(495)	—	(495)	—	(495)
Balance at September 30, 2017	326.1	$4,707	$12,037	$(1,161)	$15,583	$235	$15,818

Nine Months Ended September 30, 2016
Balance at December 31, 2015	349.5	$4,647	$12,797	$(1,330)	$16,114	$65	$16,179
Net income (loss)	—	—	2,132	—	2,132	(4)	2,128
Other comprehensive income (Note 12)	—	—	—	249	249	—	249
Common shares issued for benefit plans, net of employee tax withholdings	1.4	52	—	—	52	—	52
Dividends declared	—	—	(263)	—	(263)	—	(263)
Balance at September 30, 2016	350.9	$4,699	$14,666	$(1,081)	$18,284	$61	$18,345

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Millions)	2017	2016
Cash flows from operating activities:
Net income including non-controlling interests	$1,651	$2,128
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses (gains)	262	(85)
Depreciation and amortization	499	511
Debt fair value amortization	(14)	(22)
Equity in (earnings) losses of affiliates, net	(80)	1
Stock-based compensation expense	135	147
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)
Amortization of net investment premium	54	62
Loss on early extinguishment of long-term debt	246	—
Changes in assets and liabilities:
Premiums due and other receivables	(184)	(278)
Income taxes	(15)	387
Other assets and other liabilities	(1,196)	57
Health care and insurance liabilities	931	1,841
Distributions from partnership investments	44	—
Net cash provided by operating activities	2,224	4,621
Cash flows from investing activities:
Proceeds from sales and maturities of investments	8,854	10,747
Cost of investments	(7,860)	(10,876)
Additions to property, equipment and software	(301)	(197)
Cash used for acquisitions, net of cash acquired	(24)	—
Net cash provided by (used for) investing activities	669	(326)
Cash flows from financing activities:
Issuance of long-term debt	988	12,886
Repayment of long-term debt	(11,734)	—
Common shares issued under benefit plans, net	(132)	(103)
Common shares repurchased	(3,845)	—
Dividends paid to shareholders	(420)	(262)
Net payment on interest rate derivatives	—	(274)
Contributions, non-controlling interests	182	—
Net cash (used for) provided by financing activities	(14,961)	12,247
Net (decrease) increase in cash and cash equivalents	(12,068)	16,542
Cash and cash equivalents, beginning of period	17,996	2,524
Cash and cash equivalents, end of period	$5,928	$19,066
Supplemental cash flow information:
Interest paid	$301	$214
Income taxes paid	791	1,201

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

These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature.  The Company has evaluated subsequent events that occurred after September 30, 2017 through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in Notes 3 and 14.

Reclassifications
Certain reclassifications were made to 2016 financial information to conform with the 2017 presentation.

New Accounting Standards
Accounting for Financial Instruments - Hedge Accounting
During the third quarter of 2017, we elected to early adopt new accounting guidance which simplifies the application of hedge accounting. The new guidance expands our ability to hedge non-financial and financial risk components, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item and simplifies certain documentation and assessment requirements. The adoption of this new guidance did not have a material impact on our financial position or operating results.

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

Classification of Certain Cash Receipts and Cash Payments in the Statement of Cash Flows
Effective January 1, 2017, we adopted, on a retrospective basis, new accounting guidance which clarifies the classification of certain cash receipts and cash payments in our Consolidated Statements of Cash Flows. As a result, we classified $44 million of cash distributions received from our partnership investments as cash inflows from operating activities for the nine months ended September 30, 2017, that previously would have been classified as cash inflows from investing activities. There were no material reclassifications in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 as a result of the adoption of this new guidance.

Future Application of Accounting Standards
Revenue from Contracts with Customers
Effective January 1, 2018, we will adopt new accounting guidance related to revenue recognition from contracts with customers. While industry-specific guidance related to contracts with customers within the scope of Accounting Standards Codification (“ASC”) 944 Financial Services - Insurance remains unchanged, most other industry-specific revenue recognition requirements have been removed. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We currently anticipate adopting the new guidance using the retrospective approach. We anticipate that any impact will only relate to contracts with customers outside the scope of ASC Topic 944. Adoption of this new guidance will result in reclassifications within our Consolidated Statements of Income; however, we do not anticipate any material changes in the timing of our recognition of revenue or net income.

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

3.	Divestiture, Terminated Acquisition and Terminated Divestiture

Divestiture of Group Life Insurance, Group Disability Insurance, and Absence Management Businesses
On October 22, 2017, we entered into a definitive agreement to sell a substantial portion of our Group Insurance business segment consisting of our domestic group life insurance, group disability insurance and absence management businesses to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction is being accomplished through an indemnity reinsurance arrangement, under which HLAIC will contractually assume certain of our policyholder liabilities and obligations, although we will remain directly obligated to policyholders. Assets related to and supporting the life and disability insurance policies will be transferred to a trust established by HLAIC for our benefit, and we will record a reinsurance receivable from HLAIC. The transaction is expected to result in an after-tax gain of approximately $900 million, a significant portion of which will be deferred and amortized into earnings as we recover amounts due from the reinsurer over a period estimated to be approximately 30 years. The amount of the gain will depend on the actual amount of assets transferred and liabilities contractually assumed from us at the closing date.

The transaction is expected to close in early November 2017, subject to customary closing conditions.

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

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized certain costs in our net income during the nine months ended September 30, 2017. Refer to Note 9 for additional information.

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

4.    Investments

Total investments at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,714	$18,606	$21,320	$2,876	$18,866	$21,742
Mortgage loans	155	1,342	1,497	170	1,341	1,511
Other investments	—	1,559	1,559	—	1,626	1,626
Total investments	$2,869	$21,507	$24,376	$3,046	$21,833	$24,879

Debt and Equity Securities
Debt and equity securities available for sale at September 30, 2017 and December 31, 2016 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Debt securities:
U.S. government securities	$1,571	$53	$—	$1,624
States, municipalities and political subdivisions	4,555	204	(13)	4,746
U.S. corporate securities	8,217	440	(20)	8,637
Foreign securities	3,011	208	(8)	3,211
Residential mortgage-backed securities	733	9	(4)	738
Commercial mortgage-backed securities	1,240	8	(20)	1,228
Other asset-backed securities	1,040	8	(3)	1,045
Redeemable preferred securities	26	5	—	31
Total debt securities	20,393	935	(68)	21,260
Equity securities	54	9	(3)	60
Total debt and equity securities (1)(2)	$20,447	$944	$(71)	$21,320
December 31, 2016
Debt securities:
U.S. government securities	$1,643	$51	$—	$1,694
States, municipalities and political subdivisions	5,047	152	(61)	5,138
U.S. corporate securities	8,145	385	(55)	8,475
Foreign securities	2,958	163	(33)	3,088
Residential mortgage-backed securities	793	11	(9)	795
Commercial mortgage-backed securities	1,382	5	(39)	1,348
Other asset-backed securities	1,077	7	(9)	1,075
Redeemable preferred securities	22	5	—	27
Total debt securities	21,067	779	(206)	21,640
Equity securities	84	20	(2)	102
Total debt and equity securities (1)(2)	$21,151	$799	$(208)	$21,742

(1)
At both September 30, 2017 and December 31, 2016, we held securities for which we previously recognized an immaterial amount of non-credit related impairments in accumulated other comprehensive loss. These securities each had an immaterial amount of net unrealized capital gains at both September 30, 2017 and December 31, 2016.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 17 for additional information on our accounting for discontinued products).  At September 30, 2017, debt and equity securities with a fair value of approximately $2.9 billion, gross unrealized capital gains of $216 million and gross unrealized capital losses of $14 million and, at December 31, 2016, debt and equity securities with a fair value of approximately $2.9 billion, gross unrealized capital gains of $195 million and gross unrealized capital losses of $35 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at September 30, 2017 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or we intend to sell a security prior to maturity.

(Millions)	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,298	$1,310
One year through five years	6,697	6,872
After five years through ten years	4,553	4,737
Greater than ten years	4,832	5,330
Residential mortgage-backed securities	733	738
Commercial mortgage-backed securities	1,240	1,228
Other asset-backed securities	1,040	1,045
Total	$20,393	$21,260

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at September 30, 2017 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At September 30, 2017, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.2 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At September 30, 2017, these securities had an average credit quality rating of AAA and a weighted average duration of 6.7 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At September 30, 2017, these securities had an average credit quality rating of AA- and a weighted average duration of 1.2 years.

Summarized below are the debt and equity securities we held at September 30, 2017 and December 31, 2016 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total (1)
(Millions, except number of securities)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2017
Debt securities:
U.S. government securities	84	$279	$—	7	$4	$—	91	$283	$—
States, municipalities and political subdivisions	164	540	5	114	368	8	278	908	13
U.S. corporate securities	617	961	5	291	525	15	908	1,486	20
Foreign securities	192	344	2	110	230	6	302	574	8
Residential mortgage-backed securities	173	275	2	100	48	2	273	323	4
Commercial mortgage-backed securities	79	293	4	114	426	16	193	719	20
Other asset-backed securities	194	326	1	77	142	2	271	468	3
Total debt securities	1,503	3,018	19	813	1,743	49	2,316	4,761	68
Equity securities	—	—	—	9	7	3	9	7	3
Total debt and equity securities (1)	1,503	$3,018	$19	822	$1,750	$52	2,325	$4,768	$71
December 31, 2016
Debt securities:
U.S. government securities	26	$39	$—	1	$1	$—	27	$40	$—
States, municipalities and political subdivisions	865	2,228	58	37	75	3	902	2,303	61
U.S. corporate securities	1,428	2,277	44	114	101	11	1,542	2,378	55
Foreign securities	649	970	27	62	76	6	711	1,046	33
Residential mortgage-backed securities	188	455	8	104	17	1	292	472	9
Commercial mortgage-backed securities	285	1,038	39	3	3	—	288	1,041	39
Other asset-backed securities	226	403	4	208	177	5	434	580	9
Total debt securities	3,667	7,410	180	529	450	26	4,196	7,860	206
Equity securities	2	3	—	8	3	2	10	6	2
Total debt and equity securities (1)	3,669	$7,413	$180	537	$453	$28	4,206	$7,866	$208

(1)
At September 30, 2017 and December 31, 2016, debt and equity securities in an unrealized capital loss position of $14 million and $35 million, respectively, and with related fair value of $516 million and $890 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At September 30, 2017, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2017 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$7	$—	$232	$—	$239	$—
One year through five years	50	1	1,423	12	1,473	13
After five years through ten years	139	2	637	9	776	11
Greater than ten years	140	5	623	12	763	17
Residential mortgage-backed securities	7	—	316	4	323	4
Commercial mortgage-backed securities	153	4	566	16	719	20
Other asset-backed securities	18	—	450	3	468	3
Total	$514	$12	$4,247	$56	$4,761	$68

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and nine months ended September 30, 2017 and 2016 we had the following activity in our mortgage loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
New mortgage loans	$27	$66	$209	$155
Mortgage loans fully repaid	90	56	190	142
Mortgage loans foreclosed	—	8	—	8

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
Based upon our most recent assessments at September 30, 2017 and December 31, 2016, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	September 30, 2017	December 31, 2016
1	$42	$45
2 to 4	1,445	1,449
5 and 6	10	17
7	—	—
Total	$1,497	$1,511

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Debt securities	$184	$187	$564	$578
Mortgage loans	22	24	65	74
Other investments	43	17	138	64
Gross investment income	249	228	767	716
Investment expenses	(16)	(9)	(37)	(28)
Net investment income (1)	$233	$219	$730	$688

(1)
Net investment income includes $61 million and $186 million for the three and nine months ended September 30, 2017, respectively, and $48 million and $158 million for the three and nine months ended September 30, 2016, respectively, related to investments supporting our experience-rated and discontinued products.

Realized Capital Gains/Losses
Net realized capital gains and losses for the three and nine months ended September 30, 2017 and 2016, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in earnings	$(3)	$—	$(5)	$(10)
Other net realized capital gains (losses)	49	34	(257)	95
Net realized capital gains (losses)	$46	$34	$(262)	$85

The net realized capital gains for the three months ended September 30, 2017 were primarily attributable to gains from other investments and the sale of debt securities. The net realized capital losses for the nine months ended September 30, 2017 were primarily attributable to the recognition into earnings of the entire unamortized effective portion of the related hedge losses upon the mandatory redemption of $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of $750 million aggregate principal amount of senior notes due 2020. The net realized capital gains for the three and nine months ended September 30, 2016 were primarily attributable to gains from the sale of debt securities.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three or nine months ended September 30, 2017 or 2016.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of available for sale debt and equity securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2017 and 2016 were as follows(1):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Proceeds on sales	$1,205	$1,481	$3,877	$4,796
Gross realized capital gains	23	31	74	131
Gross realized capital losses	6	3	33	38

(1)
The proceeds on sales and gross realized capital gains and losses exclude the impact of the sales of short-term debt securities which primarily relate to our investments in mutual funds. These investments were excluded from the disclosed amounts because they represent an immaterial amount of aggregate gross realized capital gains or losses and have a high volume of sales activity.

Variable Interest Entities
We have investments in certain hedge fund and private equity investments and real estate partnerships that are considered Variable Interest Entities (“VIEs”). We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds. In evaluating whether we are the primary beneficiary of a VIE, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE.

Variable Interest Entities - Primary Beneficiary
We have one majority owned hedge fund investment where we are the investment manager and have the power to direct the activities that most significantly impact the VIEs economic performance, including determining the hedge fund’s investment strategy. Accordingly, we are the primary beneficiary and consolidate the investment in our operating results. The fund invests in additional hedge funds that are VIEs; however, we are not the primary beneficiary of these underlying funds as discussed in further detail below.

Substantially all of the assets of the VIE hedge fund are comprised of hedge fund investments reported as long-term investments on our Consolidated Balance Sheets. The VIE hedge fund had no material liabilities at September 30, 2017 or December 31, 2016. The total amount of the VIE hedge fund’s assets included in long-term investments on our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 were $436 million and $472 million, respectively.

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

The total amount of other variable interest holder VIE assets included in long-term investments on our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 were as follows:

(Millions)	September 30, 2017	December 31, 2016
Hedge fund investments	$347	$384
Private equity investments	447	454
Real estate partnerships	248	278
Total	$1,042	$1,116

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at September 30, 2017 and December 31, 2016 were as follows:

(Millions)	September 30, 2017	December 31, 2016
Assets:
Hedge fund investments	$51,574	$32,926
Private equity investments	29,640	25,368
Real estate partnerships	6,855	6,743
Total	$88,069	$65,037

Liabilities:
Hedge fund investments	$10,579	$2,819
Private equity investments	3,537	2,354
Real estate partnerships	5,038	4,938
Total	$19,154	$10,111

Non-controlling (Minority) Interests
At September 30, 2017 and December 31, 2016, continuing business non-controlling interests were $235 million and $62 million, respectively, primarily related to third party interests in our investment holdings as well as third party interests in certain of our operating entities. The non-controlling entities’ share was included in total equity. Net income attributable to non-controlling interests was $10 million for the three months ended September 30, 2017, and net loss attributable to non-controlling interests was $9 million for the nine months ended September 30, 2017. Net loss attributable to non-controlling interests was $7 million and $4 million for the three and nine months ended September 30, 2016, respectively. These non-controlling interests did not have a material impact on our financial position or operating results.

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

The fair values of our Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at September 30, 2017 or December 31, 2016.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at September 30, 2017 or December 31, 2016.  The total fair value of our broker quoted debt securities was $68 million at September 30, 2017 and $80 million at December 31, 2016.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2017 or December 31, 2016. Financial assets measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Debt securities:
U.S. government securities	$1,499	$125	$—	$1,624
States, municipalities and political subdivisions	—	4,745	1	4,746
U.S. corporate securities	—	8,553	84	8,637
Foreign securities	—	3,207	4	3,211
Residential mortgage-backed securities	—	738	—	738
Commercial mortgage-backed securities	—	1,228	—	1,228
Other asset-backed securities	—	1,045	—	1,045
Redeemable preferred securities	—	24	7	31
Total debt securities	1,499	19,665	96	21,260
Equity securities	40	—	20	60
Total	$1,539	$19,665	$116	$21,320
December 31, 2016
Assets:
Debt securities:
U.S. government securities	$1,514	$180	$—	$1,694
States, municipalities and political subdivisions	—	5,137	1	5,138
U.S. corporate securities	—	8,395	80	8,475
Foreign securities	—	3,067	21	3,088
Residential mortgage-backed securities	—	795	—	795
Commercial mortgage-backed securities	—	1,348	—	1,348
Other asset-backed securities	—	1,075	—	1,075
Redeemable preferred securities	—	26	1	27
Total debt securities	1,514	20,023	103	21,640
Equity securities	59	—	43	102
Total	$1,573	$20,023	$146	$21,742

There were no transfers between Levels 1 and 2 during the three or nine months ended September 30, 2017 or 2016. During the three months ended September 30, 2017, we had gross transfers out of Level 3 of $12 million primarily related to foreign debt securities for which observable market data was subsequently received. During the nine months ended September 30, 2017, we had gross transfers out of level 3 of $54 million primarily related to commercial mortgage-backed securities and foreign debt securities for which observable market data was subsequently received. During the three and nine months ended September 30, 2016, we had an immaterial amount of gross transfers out of Level 3. During the three and nine months ended September 30, 2017 and 2016 we had an immaterial amount of gross transfers into Level 3.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried on our Consolidated Balance Sheets at adjusted cost or contract value at September 30, 2017 and December 31, 2016 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Mortgage loans	$1,497	$—	$—	$1,540	$1,540
Bank loans	8	—	—	7	7
Equity securities (1)	45	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8	—	—	8	8
Without a fixed maturity	371	—	—	360	360
Long-term debt	10,159	—	11,042	—	11,042

(Millions)
December 31, 2016
Assets:
Mortgage loans	$1,511	$—	$—	$1,540	$1,540
Bank loans	8	—	—	8	8
Equity securities (1)	35	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8	—	—	8	8
Without a fixed maturity	378	—	—	364	364
Long-term debt	20,661	—	21,468	—	21,468

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts financial assets at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017				December 31, 2016
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$1,036	$2,610	$2	$3,648	$766	$2,378	$—	$3,144
Equity securities	—	6	—	6	166	6	—	172
Common/collective trusts	—	448	—	448	—	582	—	582
Total (1)	$1,036	$3,064	$2	$4,102	$932	$2,966	$—	$3,898

(1)	Excludes $233 million and $93 million of cash and cash equivalents and other receivables at September 30, 2017 and December 31, 2016, respectively.

During the three and nine months ended September 30, 2017 and 2016, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements were $16 million and $17 million at September 30, 2017 and December 31, 2016, respectively.

There were no financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements at September 30, 2017 or December 31, 2016.

6.    Premiums and Fees Receivable

The State of Illinois has experienced budget difficulties which have contributed to the state being delinquent in paying certain of our premiums and fees. At September 30, 2017, the total amount due to Aetna was approximately $828 million. In July 2017, the State of Illinois passed a budget. Given the state’s progress towards obtaining funding, a federal judge’s ruling that prioritizes Medicaid payments and the federal government’s match of a percentage of payments made by the state to managed care organizations under the state’s Medicaid program, we continue to believe the amounts due to us are collectible.

7.     Health Care and Other Insurance Liabilities

Our insurance liabilities below were disaggregated by reportable segment. Health care costs payable relate to our Health Care segment, and unpaid claims relates to our Group Insurance segment.

Health Care Costs Payable
The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Millions)	2017	2016
Health care costs payable, beginning of the period	$6,558	$6,306
Less: Reinsurance recoverables	5	4
Health care costs payable, beginning of the period, net	6,553	6,302
Add: Components of incurred health care costs
Current year	32,611	33,804
Prior years	(783)	(717)
Total incurred health care costs (1)	31,828	33,087

Less: Claims paid
Current year	26,959	27,382
Prior years	5,364	5,222
Total claims paid	32,323	32,604

Health care costs payable, end of period, net	6,058	6,785
Add: Premium deficiency reserve	77	85
Add: Reinsurance recoverables	4	3
Health care costs payable, end of period	$6,139	$6,873

(1)
Total incurred health care costs exclude from the table above $77 million and $85 million, respectively, related to the premium deficiency reserve recorded during the nine months ended September 30, 2017 and 2016 for the 2017 and 2016 coverage years primarily related to our individual Commercial products.

Our estimates of prior years’ health care costs payable decreased by $783 million and $717 million in the nine months ended September 30, 2017 and 2016, respectively, resulting from claims settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than we originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in establishing our health care costs payable in the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of the current year health care costs payable.

At September 30, 2017, total Health Care liabilities for (i) services rendered to our medical members but not yet reported to us and (ii) medical claims reported to us but not yet paid (collectively, “IBNR”) plus expected development on reported claims totaled approximately $5.2 billion. Substantially all of the total Health Care IBNR liabilities plus expected development on reported claims at September 30, 2017 related to the current year.

Long-Term Disability Unpaid Claims
The following table shows the components of the change in unpaid long-term disability claims during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Millions)	2017	2016
Long-term disability unpaid claims beginning of the period	$1,904	$1,819
Less: Reinsurance recoverables	26	27
Long-term disability unpaid claims, beginning of the period, net	1,878	1,792
Add: Components of incurred claims
Current year	377	397
Prior years	25	34
Total incurred claims	402	431
Less: Claims paid
Current year	20	20
Prior years	379	341
Total claims paid	399	361
Long-term disability unpaid claims, end of period, net	1,881	1,862
Add: Reinsurance recoverables	30	29
Long-term disability unpaid claims, end of period	$1,911	$1,891

Our estimates of prior years’ long-term disability unpaid claims liability were relatively consistent with actual results in each of the nine month periods ended September 30, 2017 and 2016.

The reconciliation of the long-term disability unpaid claims liability to the total unpaid claims liability in our Consolidated Balance Sheets is as follows at September 30, 2017 and 2016:

	September 30,
(Millions)	2017	2016
Long-term disability unpaid claims	$1,911	$1,891
Term life unpaid claims	489	469
Other unpaid claims	117	116
Total unpaid claims	$2,517	$2,476

8.    The ACA’s Reinsurance, Risk Adjustment and Risk Corridor Programs (the “3Rs”)

We participate in certain public health insurance exchanges (“Public Exchanges”) established pursuant to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and through September 30, 2017, paid a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers the 3Rs risk management programs. The ACA’s temporary Reinsurance and Risk Corridor programs expired at the end of 2016.

Our net receivable (payable) related to the 3Rs risk management programs at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017			December 31, 2016
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Current	$37	$(42)	$(6)	$202	$(690)	$(10)
Long-term	—	28	—	—	—	—
Total net receivable (payable)	$37	$(14)	$(6)	$202	$(690)	$(10)

We estimate that as of September 30, 2017, we are entitled to receive a total of $314 million from HHS under the three-year ACA risk corridor program for the 2014 through 2016 program years. In November 2016, HHS announced that all 2015 ACA risk corridor collections will be used to pay a portion of the balances on the 2014 ACA risk corridor payments. At September 30, 2017 and December 31, 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of the HHS’s announced pro-rated funding amount for the 2014 program year because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the 3Rs in each subsequent year. The final reconciliation and settlement with HHS of the 2014 and 2015 Cost Sharing Subsidies occurred in 2016 and 2017, respectively. The final reconciliation and settlement of the 2016 Cost Sharing Subsidy is scheduled to occur in 2018.

Fees Mandated by the ACA
Beginning January 1, 2014, the ACA imposes an annual premium-based health insurer fee (“HIF”) for each calendar year payable in September which is not deductible for tax purposes. In December 2015, the Consolidated Appropriation Act was enacted which included a one-year suspension in 2017 of the HIF. Accordingly, there was no expense related to the HIF for the three and nine months ended September 30, 2017 compared with an expense of $211 million and $628 million for the three and nine months ended September 30, 2016, respectively.

Beginning January 1, 2014, the ACA established a temporary reinsurance program that expired at the end of 2016. Accordingly, there was no expense related to our estimated contribution for the funding of the ACA’s reinsurance program for the three or nine months ended September 30, 2017, compared with an expense of $30 million and $89 million for the three and nine months ended September 30, 2016, respectively.

9.    Debt

Long Term Debt
The carrying value of our long-term debt at September 30, 2017 and December 31, 2016 was as follows:

(Millions)	September 30, 2017	December 31, 2016
Senior notes, 5.95% due March 2017 (1)	$—	$386
Senior notes, 1.75% due May 2017 (1)	—	250
Senior notes, 1.5% due November 2017 (1)	500	499
Senior notes, floating rate due December 2017 (1)	500	499
Senior notes, 1.7% due June 2018 (1)	998	997
Senior notes, 2.2% due March 2019	374	374
Senior notes, 1.9% due June 2019	—	1,642
Senior notes, 3.95% due September 2020	—	745
Senior notes, 2.4% due June 2021	—	1,839
Senior notes, 5.45% due June 2021	651	661
Senior notes, 4.125% due June 2021	496	495
Senior notes, 2.75% due November 2022	987	986
Senior notes, 2.8% due June 2023	1,291	1,290
Senior notes, 3.5% due November 2024	743	742
Senior notes, 3.2% due June 2026	—	2,771
Senior notes, 4.25% due June 2036	—	1,480
Senior notes, 6.625% due June 2036	765	765
Senior notes, 6.75% due December 2037	527	527
Senior notes, 4.5% due May 2042	479	478
Senior notes, 4.125% due November 2042	489	489
Senior notes, 4.75% due March 2044	371	371
Senior notes, 4.375% due June 2046	—	2,375
Senior notes, 3.875% due June 2047	988	—
Total long-term debt	10,159	20,661
Less current portion of long-term debt	1,998	1,634
Total long-term debt, less current portion	$8,161	$19,027

(1)
At September 30, 2017, our 1.5% senior notes due November 2017, floating rate senior notes due December 2017 and 1.7% senior notes due June 2018 are each classified as current in our Consolidated Balance Sheet. At December 31, 2016, our 5.95% senior notes due March 2017, 1.75% senior notes due May 2017, 1.5% senior notes due November 2017 and floating rate senior notes due December 2017 are each classified as current in our Consolidated Balance Sheet.

2017 Senior Notes
In August 2017, we issued $1.0 billion of 3.875% senior notes due 2047. We intend to use the net proceeds of this offering to repay a portion of our 1.5% senior notes due in November 2017, repay a portion of our floating rate senior notes due in December 2017 and for general corporate purposes.

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

Early Extinguishment of Long-Term Debt
Special Mandatory Redemption Notes
As a result of the termination of the Merger Agreement, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes, which were due in 2019, 2021, 2026, 2036 and 2046, at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed those notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption, we recorded a loss on early extinguishment of long-term debt of $125 million ($192 million pretax) in the nine months ended September 30, 2017.

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

Prior to issuing the 2016 senior notes in June 2016, we terminated all outstanding hedges and paid an aggregate of $348 million to the hedge counter parties upon termination. The aggregate effective portion of the hedge loss of $342 million pretax was recorded in accumulated other comprehensive loss, net of tax. Upon the redemption of the Special Mandatory Redemption Notes, the entire remaining unamortized effective portion of the hedge loss of $323 million pretax recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the nine months ended September 30, 2017.

2020 Notes
On February 27, 2017, we announced the redemption for cash of the entire $750 million aggregate principal amount outstanding of our 3.95% senior notes due September 1, 2020 (the “2020 Notes”). We redeemed the 2020 Notes on March 29, 2017 at a redemption price that included a make-whole premium, plus accrued and unpaid interest. We funded the redemption from available cash and short-term debt. As a result of the redemption, we recorded a loss on early extinguishment of long-term debt of $35 million ($54 million pretax) in the nine months ended September 30, 2017. Upon redemption of the 2020 Notes, the entire remaining unamortized effective portion of the hedge loss of $13 million pretax related to the issuance of the 2020 Notes recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the nine months ended September 30, 2017.

Refer to Note 12 for additional information regarding hedge losses reclassified from accumulated other comprehensive loss to net income during the three and nine months ended September 30, 2017.

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at September 30, 2017.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility). We met this requirement at September 30, 2017. There were no amounts outstanding under the Facility at any time during the nine months ended September 30, 2017 or 2016.

Term Loan Agreement
On July 30, 2015, in connection with the Humana Transaction, we entered into a senior three-year $3.2 billion term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. The lenders’ commitments under the Term Loan Agreement terminated on February 14, 2017, as a result of the termination of the Merger Agreement.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at September 30, 2017 was $925 million. At both September 30, 2017 and December 31, 2016, we did not have any outstanding borrowings from the FHLBB.

10.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic benefit (income) cost of our defined benefit pension plans and other postretirement employee benefit (“OPEB”) plans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016	2017	2016	2017	2016
Amortization of prior service credit	$—	$—	$—	$—	$(1)	$(1)	$(3)	$(3)
Interest cost	51	65	153	195	2	3	6	8
Expected return on plan assets	(95)	(97)	(285)	(292)	—	(1)	(3)	(2)
Recognized net actuarial losses	16	15	48	46	1	1	3	2
Net periodic benefit (income) cost	$(28)	$(17)	$(84)	$(51)	$2	$2	$3	$5

Effective as of the beginning of 2017, we changed the approach used to estimate the interest cost component of net periodic benefit cost for pension and OPEB plans that utilize a yield curve approach. Historically, we estimated the interest cost using a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation. We have now elected to measure interest cost by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe the new approach provides a more precise estimate of such interest cost. This refinement has no effect on the estimation of our plan obligations. We have accounted for this change as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis beginning in 2017. The reduction in net periodic benefit cost associated with this change for the three and nine months ended September 30, 2017 was $7 million ($10 million pre-tax) and $19 million ($30 million pre-tax), respectively. We expect this change to result in a reduction in net periodic benefit cost of approximately $26 million ($41 million pre-tax) for the full year 2017. For our pension benefits, the 2017 weighted-average discount rate for interest costs under the new approach adopted as of the beginning of 2017 is 3.51%. Under the prior methodology, the 2017 weighted-average discount rate would have been 4.22%.

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

On February 22, 2017, we entered into accelerated share repurchase (“ASR”) agreements with two unrelated third party financial institutions to repurchase an aggregate of $3.3 billion of Aetna’s common shares. Under the terms of the ASR agreements, we made an approximately $1.7 billion payment to each unrelated third party financial institution on February 22, 2017 and received from each of them an initial delivery of approximately 10.4 million of our common shares on the same day, which represented approximately 80 percent of the total common shares expected to be repurchased under the ASR agreements based on the closing price of $126.34 per share on the day before we entered into the ASR agreements. In August 2017, we settled the ASR agreements and received approximately 2.7 million of our common shares based on the volume-weighted average share price of our common shares during the term of the applicable transaction, less a discount. The average price of our common shares repurchased under the ASR agreements was $140.09 per share.

We recorded the initial delivery of our common shares as a decrease to retained earnings of approximately $2.6 billion, and recorded the remaining approximately $0.7 billion as a decrease to additional paid-in capital on our Consolidated Balance Sheet. In August 2017, we reclassified the approximately $0.7 billion recorded as a reduction to additional paid-in capital to a reduction of retained earnings upon final settlement of the ASR agreements.

During the three months ended September 30, 2017, we repurchased approximately 3.4 million of our common shares in the open market at a cost of approximately $545 million.

At September 30, 2017, we had remaining authorization to repurchase an aggregate of up to approximately $1.2 billion of our common shares under the February 17, 2017 program.

Dividends
During the nine months ended September 30, 2017 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Shareholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
February 17, 2017	$.50	April 13, 2017	April 28, 2017	$166
May 19, 2017	.50	July 13, 2017	July 28, 2017	166
September 29, 2017	.50	October 12, 2017	October 27, 2017	163

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

Regulatory Requirements
Under applicable regulatory requirements at September 30, 2017, the amount of dividends that may be paid through the end of 2017 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was $771 million in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the third quarter of 2017, our insurance and HMO subsidiaries paid $727 million of dividends to the Company.

The aggregate statutory capital and surplus of our insurance and HMO subsidiaries was $11.1 billion and $10.4 billion at September 30, 2017 and December 31, 2016, respectively.

12.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Previously impaired debt securities: (1)
Beginning of period balance	$15	$20	$16	$19
Net unrealized losses ($(5), $(1), $(8) and $(5) pretax)	(3)	—	(5)	(3)
Less: Net reclassification of losses to earnings ($(3), $0, $(5) and $(6) pretax) (2)	(2)	—	(3)	(4)
Other comprehensive (loss) income	(1)	—	(2)	1
End of period balance	14	20	14	20

All other securities:
Beginning of period balance	421	698	297	312
Net unrealized gains ($48, $4, $298 and $620 pretax)	31	3	194	403
Less: Net reclassification of gains to earnings ($35, $8, $95 and $30 pretax) (2)	23	5	62	19
Other comprehensive income (loss)	8	(2)	132	384
End of period balance	429	696	429	696

Derivatives and foreign currency:
Beginning of period balance	(7)	(243)	(235)	(74)
Net unrealized gains (losses) ($0, $(1), $8 and $(271) pretax)	—	—	5	(176)
Less: Net reclassification of losses to earnings ($(2), $(7), $(345) and $(17) pretax) (3)	(1)	(4)	(224)	(11)
Other comprehensive income (loss)	1	4	229	(165)
End of period balance	(6)	(239)	(6)	(239)

Pension and OPEB plans:
Beginning of period balance	(1,609)	(1,567)	(1,630)	(1,587)
Less: Net amortization of net actuarial losses ($(17), $(16), $(51) and $(48) pretax) (4)	(12)	(10)	(34)	(31)
Less: Net amortization of prior service credit ($2, $1, $3 and $3 pretax) (4)	1	1	2	2
Other comprehensive income	11	9	32	29
End of period balance	(1,598)	(1,558)	(1,598)	(1,558)

Total beginning of period accumulated other comprehensive loss	(1,180)	(1,092)	(1,552)	(1,330)
Total other comprehensive income	19	11	391	249
Total end of period accumulated other comprehensive loss	$(1,161)	$(1,081)	$(1,161)	$(1,081)

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

(3)
Reclassifications out of accumulated other comprehensive income for specifically identified foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within the Consolidated Statements of Income, except for the specifically identified effective portion of derivatives related to cash flow hedges which are reflected in interest expense. During the nine months ended September 30, 2017, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the entire $750 million aggregate principal amount outstanding of the senior notes due 2020 and reclassified out of accumulated other comprehensive income the remaining $336 million pre-tax unrealized hedge losses as a realized capital loss within the Consolidated Statements of Income. Refer to Note 9 for additional information.

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

The computations of basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per common share data)	2017	2016	2017	2016
Net income attributable to Aetna	$838	$604	$1,660	$2,132
Weighted average shares used to compute basic EPS	329.7	351.4	335.3	351.1
Dilutive effect of outstanding stock-based compensation awards	2.3	2.9	2.2	3.0
Weighted average shares used to compute diluted EPS	332.0	354.3	337.5	354.1
Basic EPS	$2.54	$1.72	$4.95	$6.07
Diluted EPS	$2.52	$1.70	$4.92	$6.02

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
SARs (1)	—	—	—	.1
Other stock-based compensation awards (2)	.6	.7	.8	.8

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
PSUs, certain market stock units with performance conditions, and performance stock appreciation rights are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

14.     Reinsurance

On October 22, 2017, we entered into a definitive agreement to sell a substantial portion of our Group Insurance business segment consisting of our domestic group life insurance, group disability insurance and absence management businesses to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction is being accomplished through an indemnity reinsurance arrangement, under which HLAIC will contractually assume certain of our policyholder liabilities and obligations, although we will remain directly obligated to policyholders. Assets related to and supporting the life and disability insurance policies will be transferred to a trust established by HLAIC for our benefit, and we will record a reinsurance receivable from HLAIC. The transaction is expected to close in early November 2017, subject to customary closing conditions.

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. During the first quarter of 2017, we recorded a discounted liability and expense of $231 million pretax for our estimated share of future assessments by applicable life and health guaranty associations which reflects a 3.5% discount rate. The undiscounted estimated liability was $347 million. The expense was recorded in general and administrative expenses in our Consolidated Statements of Income, and the liability was recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets. We did not record an asset for expected premium tax offsets for our in force business at September 30, 2017 as the amount was not material. It is reasonably possible that in the future we may record a liability and expense relating to other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

Summarized financial information of our segment operations for the three and nine months ended September 30, 2017 and 2016 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
Three Months Ended September 30, 2017
Revenue from external customers	$14,127	$576	$12	$—	$14,715
Pre-tax adjusted earnings (loss)(1)	1,297	34	5	(64)	1,272
Three Months Ended September 30, 2016
Revenue from external customers	$14,950	$564	$14	$—	$15,528
Pre-tax adjusted earnings (loss)(1)	1,314	22	3	(65)	1,274
Nine Months Ended September 30, 2017
Revenue from external customers	$43,474	$1,698	$42	$—	$45,214
Pre-tax adjusted earnings (loss)(1)	4,545	109	12	(186)	4,480
Nine Months Ended September 30, 2016
Revenue from external customers	$44,932	$1,683	$39	$—	$46,654
Pre-tax adjusted earnings (loss)(1)	4,111	104	7	(194)	4,028

(1)	Pre-tax adjusted earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of income before income taxes to pre-tax adjusted earnings (1) for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Income before income taxes (GAAP measure)	$1,274	$1,074	$2,466	$3,716
Less: Income (loss) before income taxes attributable to non-controlling interests (GAAP measure)	14	(9)	(6)	(5)
Income before income taxes attributable to Aetna (GAAP measure)	1,260	1,083	2,472	3,721
Loss on early extinguishment of long-term debt	—	—	246	—
Penn Treaty-related guaranty fund assessments	—	—	231	—
Transaction and integration-related costs	—	164	1,202	333
Reduction of reserve for anticipated future losses on discontinued products	—	—	(109)	(128)
Amortization of other acquired intangible assets	58	61	176	187
Net realized capital (gains) losses	(46)	(34)	262	(85)
Pre-tax adjusted earnings (1)	$1,272	$1,274	$4,480	$4,028

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from adjusted earnings and pre-tax adjusted earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the nine months ended September 30, 2017, we incurred losses on the early extinguishment of long-term debt due to (a) the mandatory redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes following the termination of the Merger Agreement and (b) the early redemption of $750 million aggregate principal amount of our outstanding senior notes due 2020.

•
During the nine months ended September 30, 2017, we recorded an expense for estimated future guaranty fund assessments related to Penn Treaty, which was placed in rehabilitation in 2009 and placed in liquidation in March 2017. This expense does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of our business operations.

•
We recorded transaction and integration-related costs during the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 primarily related to the Humana Transaction. Transaction costs include costs associated with the termination of the Merger Agreement, the termination of our agreement to sell certain assets to Molina Healthcare, Inc. and advisory, legal and other professional fees which are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include the negative cost of carry associated with the debt financing that we obtained in June 2016 for the Humana Transaction. Prior to the mandatory redemption of the Special Mandatory Redemption Notes, the negative cost of carry associated with these senior notes was excluded from adjusted earnings and pre-tax adjusted earnings. The negative cost of carry associated with the $2.8 billion aggregate principal amount of our senior notes issued in June 2016 that are not subject to mandatory redemption (the “Other 2016 Senior Notes”) was excluded from adjusted earnings and pre-tax adjusted earnings through the date of the termination of the Merger Agreement. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. Subsequent to the termination of the Merger Agreement, the interest expense and net investment income associated with the Other 2016 Senior Notes were no longer excluded from adjusted earnings and pre-tax adjusted earnings.

•
In 1993, we discontinued the sale of fully guaranteed large case pensions products and established a reserve for anticipated future losses on these products, which we review quarterly. During both the nine months ended September 30, 2017 and 2016, we reduced the reserve for anticipated future losses on discontinued products. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from adjusted earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results.

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

We review the adequacy of this reserve quarterly based on actual experience. As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, we released $71 million ($109 million pretax) and $84 million ($128 million pretax) of the reserve in the nine months ended September 30, 2017 and 2016, respectively. The reserve release during the nine months ended September 30, 2017 was primarily due to favorable mortality experience compared to assumptions we previously made in estimating the reserve. In addition, the reserve release in the nine months ended September 30, 2017 and 2016 also reflects favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The reserve at each of September 30, 2017 and December 31, 2016 reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2017 and 2016 was as follows (pretax):

(Millions)	2017	2016
Reserve, beginning of period	$962	$1,067
Operating income (loss)	34	(20)
Net realized capital gains	55	49
Reserve reduction	(109)	(128)
Reserve, end of period	$942	$968

During the nine months ended September 30, 2017, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from other investments and the sale of debt securities and investment real estate. During the nine months ended September 30, 2016, our discontinued products reflected an operating loss and net realized capital gains, primarily attributable to gains from the sale of debt securities.

Assets and liabilities supporting discontinued products (1) at September 30, 2017 and December 31, 2016 were as follows:

(Millions)	2017	2016
Assets:
Debt and equity securities available for sale	$1,924	$1,913
Mortgage loans	346	370
Other investments	582	646
Total investments	2,852	2,929
Other assets	103	104
Receivable from continuing products (2)	507	554
Total assets	$3,462	$3,587
Liabilities:
Future policy benefits	$2,201	$2,326
Reserve for anticipated future losses on discontinued products	942	962
Current and deferred income taxes	78	42
Other liabilities (3)	241	257
Total liabilities	$3,462	$3,587

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $80 million and $244 million for the three and nine months ended September 30, 2017, respectively, and $85 million and $265 million for the three and nine months ended September 30, 2016, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three or nine months ended September 30, 2017 or 2016.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aetna Inc.:
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three and nine month periods ended September 30, 2017 and 2016, and the related statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management.
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
October 31, 2017

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 44.6 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers’ compensation administrative services and health information technology products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.  Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.

The following MD&A provides a review of our financial condition at September 30, 2017 and December 31, 2016 and operating results for the three and nine months ended September 30, 2017 and 2016. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2016 Annual Report on Form 10-K (our “2016 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results for the Three and Nine Months Ended September 30, 2017 and 2016:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2017 vs 2016		Nine Months Ended September 30, 2017 vs 2016
(Millions, except where indicated)	2017	2016	2017	2016	$	%	$	%
Total revenue	$14,994	$15,781	$45,682	$47,427	$(787)	(5)%	$(1,745)	(4)%
Net income attributable to Aetna	838	604	1,660	2,132	234	39%	(472)	(22)%
Adjusted earnings (1)	814	734	2,898	2,339	80	11%	559	24%
Total medical membership (in thousands)			22,165	23,121			(956)	(4)%
Cash flows provided by operations			2,224	4,621			(2,397)	(52)%

A reconciliation of net income attributable to Aetna to adjusted earnings (1) for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Net income attributable to Aetna (GAAP measure)	$838	$604	$1,660	$2,132
Loss on early extinguishment of long-term debt	—	—	246	—
Penn Treaty-related guaranty fund assessments	—	—	231	—
Transaction and integration-related costs	—	164	1,202	333
Reduction of reserve for anticipated future losses on discontinued products	—	—	(109)	(128)
Amortization of other acquired intangible assets	58	61	176	187
Net realized capital (gains) losses	(46)	(34)	262	(85)
Income tax benefit	(36)	(61)	(770)	(100)
Adjusted earnings (1)	$814	$734	$2,898	$2,339

(1)
Adjusted earnings excludes from net income attributable to Aetna net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 16. In addition, adjusted earnings excludes from net income attributable to Aetna the corresponding tax benefit or expense related to the items excluded from adjusted earnings discussed above. The tax benefit or expense was calculated utilizing the appropriate tax rate for each individual item excluded from adjusted earnings. The three months ended September 30, 2017 include a $29 million tax benefit which reflects anticipated incremental tax benefits related to certain costs associated with the Humana Transaction.

Effective March 31, 2017, to more clearly differentiate between the GAAP and non-GAAP financial measures used in our reports filed with or furnished to the Securities and Exchange Commission and our other disclosures, we changed the naming convention for our non-GAAP financial measures from “operating” measures to “adjusted” measures. The underlying calculations of our consolidated non-GAAP financial measures did not change. Our discussion of consolidated operating results is based on adjusted earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles). Effective March 31, 2017, we began recording income taxes in our Corporate Financing segment and are no longer allocating income taxes to our business segments. Accordingly, our discussion of operating results for our reportable business segments is based on pre-tax adjusted earnings which is a non-GAAP measure of income before income taxes attributable to Aetna. Also effective March 31, 2017, transaction and integration-related costs were reclassified to our Corporate Financing segment. Prior periods have been restated to reflect this presentation. Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” for a discussion of non-GAAP measures.
Commentary - Overview
Our results for the three and nine months ended September 30, 2017 include several items that impact comparability with results in prior periods. Our results for the nine months ended September 30, 2017 reflect costs associated with the termination of the Merger Agreement (as defined below) and an expense related to estimated future guaranty fund assessments as a result of Penn Treaty (as defined below) being placed in liquidation, each of which occurred in the first quarter of 2017. Results for the three and nine months ended September 30, 2017 reflect the temporary suspension of the health insurer fee (“HIF”). Pricing actions designed to recover the HIF and other ACA-mandated fees represented approximately three percent of our Health Care premiums in 2016. Our results for the three and nine months ended September 30, 2017 also include the impact of reduced participation on the ACA's individual public health insurance exchanges. We expect to significantly reduce our exposure to individual Commercial products in 2018 and do not plan to participate on any ACA individual public health insurance exchange in 2018. Finally, we incurred transaction and integration-related costs related to the Humana Transaction during the three months ended September 30, 2016 that did not recur during the three months ended September 30, 2017 due to the termination of the Humana Merger Agreement in the first quarter of 2017.

Commentary - Three Months Ended September 30, 2017 vs 2016

•
Net income attributable to Aetna increased $234 million during the three months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to the increase in adjusted earnings described below and lower transaction and integration-related costs in 2017 compared to 2016.

•
Adjusted earnings increased $80 million during the three months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to continued strong performance in our Health Care segment.

•
Total revenue decreased $787 million during the three months ended September 30, 2017 compared to the corresponding period in 2016. The decrease was primarily due to lower premiums in our Health Care segment, including lower membership in our ACA compliant individual and small group products, and the temporary suspension of the HIF in 2017.

•
Our effective tax rate was 33.4 percent and 44.4 percent for the three months ended September 30, 2017 and 2016, respectively. The decrease in our effective tax rate for the three months ended September 30, 2017 compared to the corresponding period in 2016 was primarily due to the temporary suspension of the non-deductible HIF in 2017 and anticipated incremental tax benefits related to certain costs associated with the Humana transaction incurred in 2017.

Commentary - Nine Months Ended September 30, 2017 vs 2016

•
Net income attributable to Aetna decreased $472 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to the nine months ended September 30, 2017 reflecting costs associated with the termination of the Merger Agreement, partially offset by the increase in adjusted earnings described below.

•
Adjusted earnings increased $559 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to continued strong performance in our Health Care segment.

•
Total revenue decreased $1.7 billion during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The decrease was primarily due to lower premiums in our Health Care segment, including lower membership in our ACA compliant individual and small group products, and the temporary suspension of the HIF in 2017.

•
Our effective tax rate was 33.0 percent and 42.7 percent for the nine months ended September 30, 2017 and 2016, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2017 compared to the corresponding period in 2016 was primarily due to the temporary suspension of the non-deductible HIF in 2017, the deduction of transaction related costs in 2017 and increased tax benefits for share based compensation.

•
Total medical membership at September 30, 2017 decreased 956 thousand compared to September 30, 2016, primarily reflecting declines in our ACA compliant individual and small group and Medicaid products. The decrease was partially offset by increases in our Commercial ASC, International Commercial Insured and Medicare Insured products. Refer to “Health Care - Membership” below in this MD&A for further information on our medical membership.

•
Cash flow from operations decreased $2.4 billion during the nine months ended September 30, 2017 compared to the corresponding period in 2016. During 2017, cash payments associated with the termination of the Merger Agreement were largely offset by an advance payment for Medicare premium receipts in September 2017. The remaining decrease was primarily due to the timing of collection of receivables and a decrease in our health care and insurance liabilities primarily due to lower membership and changes in business mix, primarily related to the decline in our Individual Commercial product membership and the increase in our Medicare product membership.

2018 Outlook
In 2018, we project the following challenges will impact our total revenue:

•	The sale of our domestic group life insurance, group disability insurance and absence management businesses;

•	Our previously disclosed Medicaid contract exits;

•	Our exit from individual Commercial products; and

•	Our continued repositioning of our ACA-compliant small group Commercial products.

In addition to the total revenue challenges described above which we project will pressure our ability to grow net income and adjusted earnings in 2018, we project earnings growth also will be pressured by the timing of revenue and expense recognition related to the reintroduction of the industry wide, nondeductible HIF in 2018. We also expect that reintroduction to produce incremental experience rating pressure in our large group insured products.

We also see the following opportunities in 2018:

•	Our projected above-industry growth in individual Medicare Advantage products and strong growth in group Medicare Advantage products;

•	The full year impact of 2017 capital deployment actions and the potential to deploy additional capital to improve earnings per share growth;

•	The reduction of losses from exiting individual Commercial products in 2018; and

•	Our ability to achieve expense efficiencies as we continue to simplify our processes and drive for best-in-class business performance.

Divestiture of Group Life Insurance, Group Disability Insurance, and Absence Management Businesses
On October 22, 2017, we entered into a definitive agreement to sell a substantial portion of our Group Insurance business segment consisting of our domestic group life insurance, group disability insurance and absence management businesses to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction is being accomplished through an indemnity reinsurance arrangement, under which HLAIC will contractually assume certain of our policyholder liabilities and obligations, although we will remain directly obligated to policyholders. Assets related to and supporting the life and disability insurance policies will be transferred to a trust established by HLAIC for our benefit, and we will record a reinsurance receivable from HLAIC. The transaction is expected to result in an after-tax gain of approximately $900 million, a significant portion of which will be deferred and amortized into earnings as we recover amounts due from the reinsurer over a period estimated to be approximately 30 years. The amount of the gain will depend on the actual amount of assets transferred and liabilities contractually assumed from us at the closing date.

The transaction is expected to close in early November 2017, subject to customary closing conditions. Following the closing, we expect excess capital resulting from the transaction to be released from our subsidiaries over time.

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

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during the nine months ended September 30, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income.

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

Health Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) has made broad-based changes to the U.S. health care system. We anticipate continued efforts in 2017 and beyond to modify, repeal or replace the ACA, and the future of the ACA is uncertain. We expect aspects of the ACA and/or their implementation or enforcement and uncertainty about the future of the ACA to continue to significantly impact our business operations and operating results, including our pricing, our medical benefit ratios (“MBRs”) and the geographies in which our products are available. For example, the ongoing litigation over payment of the ACA’s cost sharing subsidies; the practical implications of the President’s January 2017 executive order giving the regulatory agencies that enforce the ACA the authority to interpret regulations issued under the ACA in a way that limits fiscal burdens on states and financial or regulatory burdens on individuals, providers, health insurers and others remain unclear; and our individual Commercial product exit strategy and/or uncertainty about the future of the ACA may lead to increased utilization of medical and/or other covered services in our individual Commercial products.

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

If the industry-wide $14.3 billion 2018 HIF (as currently enacted) is not repealed or suspended, we may not be able to include all of our portion of the 2018 HIF in our premium rates beginning with 2017 medical customer renewals that have member months in 2018, particularly following the temporary suspension of the HIF in 2017.

In October 2017, the federal government announced that CMS will curtail payments related to the Cost-Sharing Subsidy program. While the details regarding implementation of this new policy are not yet finalized, and it is the subject of pending litigation, we do not anticipate a material impact to our financial statements as a result of this action.

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

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Beginning in 2015, plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released our 2018 star ratings in October 2017. Our 2018 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2019. Based on our membership at September 1, 2017, 87% of our Medicare Advantage members were in plans with 2018 star ratings of at least 4.0 stars, compared to 91% of our Medicare Advantage members being in plans with 2017 star ratings of at least 4.0 stars based on our membership at September 1, 2016.

Management Update
Heather Dixon has been appointed Vice President, Controller and Chief Accounting Officer of Aetna effective November 1, 2017.  Ms. Dixon will succeed Sharon A. Virag when Ms. Virag leaves the Company effective November 1, 2017.

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

Operating Summary for the Three and Nine Months Ended September 30, 2017 and 2016:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2017 vs 2016		Nine Months Ended September 30, 2017 vs 2016
(Millions)	2017	2016	2017	2016	$	%	$	%
Premiums:
Commercial	$6,043	$6,952	$18,419	$20,967	$(909)	(13)%	$(2,548)	(12)%
Government	6,667	6,573	20,733	19,656	94	1%	1,077	5%
Total premiums	12,710	13,525	39,152	40,623	(815)	(6)%	(1,471)	(4)%
Fees and other revenue	1,417	1,425	4,322	4,309	(8)	(1)%	13	—%
Net investment income	111	105	339	333	6	6%	6	2%
Net realized capital gains	26	26	34	51	—	—%	(17)	(33)%
Total revenue	14,264	15,081	43,847	45,316	(817)	(5)%	(1,469)	(3)%
Health care costs:
Commercial	4,917	5,829	14,688	17,128	(912)	(16)%	(2,440)	(14)%
Government	5,495	5,263	17,217	16,044	232	4%	1,173	7%
Total health care costs	10,412	11,092	31,905	33,172	(680)	(6)%	(1,267)	(4)%
Operating expenses:
Selling expenses	366	377	1,116	1,150	(11)	(3)%	(34)	(3)%
General and administrative expenses	2,149	2,281	6,485	6,836	(132)	(6)%	(351)	(5)%
Total operating expenses	2,515	2,658	7,601	7,986	(143)	(5)%	(385)	(5)%
Amortization of other acquired intangible assets	58	61	176	187	(3)	(5)%	(11)	(6)%
Total benefits and expenses	12,985	13,811	39,682	41,345	(826)	(6)%	(1,663)	(4)%
Income before income taxes including non-controlling interests	1,279	1,270	4,165	3,971	9	1%	194	5%
Less: Income (loss) before income taxes attributable to non-controlling interests	14	(9)	(7)	(4)	23	(256)%	(3)	75%
Income (loss) before income taxes attributable to Aetna for Health Care	$1,265	$1,279	$4,172	$3,975	$(14)	(1)%	$197	5%

We calculate our medical benefit ratio MBRs by dividing health care costs by health care premiums.  For the three and nine months ended September 30, 2017 and 2016, our Commercial, Government and Total Health Care MBRs were:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2017 vs 2016	Nine Months Ended September 30, 2017 vs 2016
	2017	2016	2017	2016	basis points	basis points
Commercial	81.4%	83.8%	79.7%	81.7%	(240)	(200)
Government	82.4%	80.1%	83.0%	81.6%	230	140
Total Health Care	81.9%	82.0%	81.5%	81.7%	(10)	(20)

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Health Care segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Income before income taxes (GAAP measure)	$1,279	$1,270	$4,165	$3,971
Less: Income (loss) before income taxes attributable to non-controlling interests (GAAP measure)	14	(9)	(7)	(4)
Income before income taxes attributable to Aetna for Health Care (GAAP measure)	1,265	1,279	4,172	3,975
Penn Treaty-related guaranty fund assessments	—	—	231	—
Amortization of other acquired intangible assets	58	61	176	187
Net realized capital gains	(26)	(26)	(34)	(51)
Pre-tax adjusted earnings for Health Care	$1,297	$1,314	$4,545	$4,111

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other item described in the reconciliation in Note 16.

Commentary - Three Months Ended September 30, 2017 vs 2016

•
Income before income taxes attributable to Aetna for Health Care and pre-tax adjusted earnings for Health Care remained relatively consistent for the three months ended September 30, 2017 compared to the corresponding period in 2016. The third quarter of 2017 reflects continued strong performance across our core Health Care businesses and reduced losses in our individual Commercial products, which offset the negative impact of the temporary suspension of the HIF in 2017.

•
Commercial premiums decreased $909 million for the three months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to lower membership in our ACA compliant individual and small group products and the temporary suspension of the HIF in 2017, partially offset by higher premium yields.

•
Our Commercial MBR decreased 240 basis points for the three months ended September 30, 2017 compared to the corresponding period in 2016. The decrease was primarily due to reduced losses in our individual Commercial products and improved performance across our core Commercial business, partially offset by the unfavorable impact of the temporary suspension of the HIF in 2017.

•
Government premiums increased $94 million for the three months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to membership growth in our Medicare products and higher premium yields, partially offset by membership declines in our Medicaid products and the temporary suspension of the HIF in 2017.

•
Our Government MBR increased 230 basis points for the three months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to the unfavorable impact of the temporary suspension of the HIF in 2017.

•
General and administrative expenses decreased by $132 million primarily due to the temporary suspension of the HIF in 2017 and the continued execution of our expense management initiatives, largely offset by targeted investment spending on our growth initiatives, which we expect to continue during the remainder of 2017.

Commentary - Nine Months Ended September 30, 2017 vs 2016

•
Income before income taxes attributable to Aetna for Health Care increased $197 million during the nine months ended September 30, 2017 compared to the corresponding period in 2016. The increase was primarily due to the increase in pre-tax adjusted earnings described below, partially offset by the nine months ended September 30, 2017 reflecting a $231 million pre-tax expense related to estimated future guaranty fund assessments as a result of Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) being placed in liquidation in March 2017.

•
Pre-tax adjusted earnings for Health Care increased $434 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to continued strong performance across our core Health Care businesses and reduced losses in our individual Commercial products, which more than offset the negative impact of the temporary suspension of the HIF in 2017.

•
Commercial premiums decreased $2.5 billion for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to lower membership in our ACA compliant individual and small group products and the temporary suspension of the HIF in 2017, partially offset by higher premium yields.

•
Our Commercial MBR decreased 200 basis points for the nine months ended September 30, 2017 compared to the corresponding period in 2016. The decrease was primarily due to reduced losses in our individual Commercial products and improved performance across our core Commercial business, partially offset by the unfavorable impact of the temporary suspension of the HIF in 2017.

•
Government premiums increased $1.1 billion for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to membership growth in our Medicare products and higher premium yields, partially offset by the temporary suspension of the HIF in 2017 and membership declines in our Medicaid products.

•
Our Government MBR increased 140 basis points for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to the unfavorable impact of the temporary suspension of the HIF in 2017, partially offset by improved performance in our Medicaid products.

•
General and administrative expenses decreased by $351 million primarily due to the temporary suspension of the HIF in 2017 and the continued execution of our expense management initiatives, largely offset by the expense recorded during the nine months ended September 30, 2017 for estimated future guaranty fund assessments related to Penn Treaty and targeted investment spending on our growth initiatives, which we expect to continue during the remainder of 2017.

Membership
Health Care’s membership at September 30, 2017 and 2016 was:

	2017			2016			Change
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,584	13,470	18,054	5,596	13,064	18,660	(1,012)	406	(606)
Medicare Advantage	1,467	—	1,467	1,364	—	1,364	103	—	103
Medicare Supplement	733	—	733	667	—	667	66	—	66
Medicaid (1)	1,311	600	1,911	1,629	801	2,430	(318)	(201)	(519)
Total Medical Membership	8,095	14,070	22,165	9,256	13,865	23,121	(1,161)	205	(956)

Dental:
Total Dental Membership	5,538	7,930	13,468	5,940	8,393	14,333	(402)	(463)	(865)

Pharmacy:
Commercial			7,994			9,610			(1,616)
Medicare PDP (stand-alone)			2,074			2,031			43
Medicare Advantage PDP			1,124			952			172
Medicaid (1)			2,493			2,719			(226)
Total Pharmacy Benefit Management Services Membership			13,685			15,312			(1,627)

(1) Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

Commentary

•
Total medical membership at September 30, 2017 decreased 956 thousand members compared to September 30, 2016, primarily reflecting declines in our ACA compliant individual and small group and Medicaid products. The decrease was partially offset by increases in our Commercial ASC, International Commercial Insured and Medicare Insured products.

•	Total dental membership at September 30, 2017 decreased 865 thousand members compared to September 30, 2016 due to declines in both our dental Insured and ASC products.

•
Total pharmacy benefit management services membership at September 30, 2017 decreased 1.6 million members compared to September 30, 2016, primarily reflecting declines in our Commercial business primarily attributable to our ACA compliant individual and small group products and declines in our Medicaid products.

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

Operating Summary for the Three and Nine Months Ended September 30, 2017 and 2016:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2017 vs 2016		Nine Months Ended September 30, 2017 vs 2016
(Millions)	2017	2016	2017	2016	$	%	$	%
Premiums:
Life	$294	$285	$871	$856	$9	3%	$15	2%
Disability	248	241	719	715	7	3%	4	1%
Long-term care	10	11	32	33	(1)	(9)%	(1)	(3)%
Total premiums	552	537	1,622	1,604	15	3%	18	1%
Fees and other revenue	24	27	76	79	(3)	(11)%	(3)	(4)%
Net investment income	55	52	179	172	3	6%	7	4%
Net realized capital gains	19	5	36	25	14	280%	11	44%
Total revenue	650	621	1,913	1,880	29	5%	33	2%
Current and future benefits	478	474	1,411	1,394	4	1%	17	1%
Operating expenses:
Selling expenses	35	31	108	95	4	13%	13	14%
General and administrative expenses	84	89	249	262	(5)	(6)%	(13)	(5)%
Total operating expenses	119	120	357	357	(1)	(1)%	—	—%
Total benefits and expenses	597	594	1,768	1,751	3	1%	17	1%
Income before income taxes attributable to Aetna for Group Insurance	$53	$27	$145	$129	$26	96%	$16	12%

We calculate our group benefit ratio by dividing current and future benefits by total premiums.  Our group benefit ratios were:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2017 vs 2016	Nine Months Ended September 30, 2017 vs 2016
	2017	2016	2017	2016	basis points	basis points
Group benefit ratio	86.6%	88.3%	87.0%	86.9%	(170)	10

The table presented below reconciles income before income taxes attributable to Aetna to pre-tax adjusted earnings (1) for the three and nine months ended September 30, 2017 and 2016 for our Group Insurance segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Income before income taxes attributable to Aetna for Group Insurance (GAAP measure)	$53	$27	$145	$129
Net realized capital gains	(19)	(5)	(36)	(25)
Pre-tax adjusted earnings for Group Insurance	$34	$22	$109	$104

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses.

Commentary - Three Months Ended September 30, 2017 vs 2016

•
Total revenue increased $29 million for the three months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to higher premiums in our life and disability products and higher net realized capital gains in the three months ended September 30, 2017 compared to 2016.

•
Income before income taxes attributable to Aetna for Group Insurance increased $26 million for the three months ended September 30, 2017 compared to the corresponding period in 2016. Pre-tax adjusted earnings for Group Insurance increased $12 million for the three months ended September 30, 2017 compared to the corresponding period in 2016. Income before income taxes and pre-tax adjusted earnings increased primarily due to higher underwriting margins in our disability products, partially offset by lower underwriting margins in our life products. The increase in income before taxes also reflects higher net realized capital gains in the three months ended September 30, 2017 compared to 2016.

•
Our group benefit ratio decreased 170 basis points for the three months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to higher underwriting margins in our disability products, partially offset by lower underwriting margins in our life products.

Commentary - Nine Months Ended September 30, 2017 vs 2016

•
Total revenue increased $33 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to higher premiums in our life products and higher net realized capital gains in the nine months ended September 30, 2017 compared to 2016.

•
Income before income taxes attributable to Aetna for Group Insurance increased $16 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016. Pre-tax adjusted earnings for Group Insurance increased $5 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016. Income before income taxes and pre-tax adjusted earnings increased primarily due to higher underwriting margins in our disability products, partially offset by lower underwriting margins in our life products. The increase in income before income taxes also reflects higher net realized capital gains in the nine months ended September 30, 2017 compared to 2016.

•
Our group benefit ratio increased 10 basis points for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to lower underwriting margins in our life products, substantially offset by higher underwriting margins in our disability products.

LARGE CASE PENSIONS

Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans.  These products provide a variety of funding and benefit payment distribution options and other services.  The Large Case Pensions segment includes certain discontinued products.

Operating Summary for the Three and Nine Months Ended September 30, 2017 and 2016:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2017 vs 2016		Nine Months Ended September 30, 2017 vs 2016
(Millions)	2017	2016	2017	2016	$	%	$	%
Premiums	$10	$12	$36	$32	$(2)	(17)%	$4	13%
Net investment income	67	53	201	171	14	26%	30	18%
Other revenue	2	2	6	7	—	—%	(1)	(14)%
Net realized capital gains	1	3	4	9	(2)	(67)%	(5)	(56)%
Total revenue	80	70	247	219	10	14%	28	13%
Current and future benefits	70	61	221	195	9	15%	26	13%
General and administrative expenses	4	3	9	9	1	33%	—	—%
Reduction of reserve for anticipated future losses on discontinued products	—	—	(109)	(128)	—	—%	19	(15)%
Total benefits and expenses	74	64	121	76	10	16%	45	59%
Income before income tax expense including non-controlling interests	6	6	126	143	—	—%	(17)	(12)%
Less: Income (loss) before income taxes attributable to non-controlling interests	—	—	1	(1)	—	—%	2	(200)%
Income before income taxes attributable to Aetna for Large Care Pensions	$6	$6	$125	$144	$—	—%	$(19)	(13)%

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for the three and nine months ended September 30, 2017 and 2016 for our Large Case Pensions segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2017	2016	2017	2016
Income before income taxes for Large Case Pensions (GAAP measure)	$6	$6	$126	$143
Less: Income (loss) before income taxes attributable to non-controlling interests (GAAP measure)	—	—	1	(1)
Income before income taxes attributable to Aetna for Large Case Pensions (GAAP measure)	6	6	125	144
Reduction of reserve for anticipated future losses on discontinued products	—	—	(109)	(128)
Net realized capital gains	(1)	(3)	(4)	(9)
Pre-tax adjusted earnings for Large Case Pensions	$5	$3	$12	$7

(1)	Pre-tax adjusted earnings excludes net realized capital gains and losses and the other item described in the reconciliation in Note 16.

Commentary - Three Months Ended September 30, 2017 vs 2016

•	Total revenue increased $10 million for the three months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to higher net investment income.

•
Income before income taxes attributable to Aetna for Large Care Pensions and pre-tax adjusted earnings both remained relatively flat for the three months ended September 30, 2017 compared to the corresponding period in 2016.

Commentary - Nine Months Ended September 30, 2017 vs 2016

•	Total revenue increased by $28 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to higher net investment income.

•
Income before income taxes attributable to Aetna for Large Care Pensions decreased by $19 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016 primarily due to a larger reduction of our reserve for anticipated future losses on discontinued products in 2016 compared to 2017.

•
Pre-tax adjusted earnings for Large Case Pensions increased by $5 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to favorable mortality experience and higher net investment income in the non-experience-rated business.

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

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review, we released $71 million ($109 million pretax) and $84 million ($128 million pretax) of the reserve in the nine months ended September 30, 2017 and 2016, respectively. The reserve release during the nine months ended September 30, 2017 was primarily due to favorable mortality experience compared to assumptions we previously made in estimating the reserve. In addition, the reserve release in the nine months ended September 30, 2017 and 2016 also reflects favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The current reserve reflects management’s best estimate of anticipated future losses, and is included in future policy benefits on our Balance Sheets.

Refer to Note 17 for additional information on the activity in the reserve for anticipated future losses on discontinued products during the three and nine months ended September 30, 2017 and 2016.

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

Presented below is a condensed Statement of Cash Flows for the nine months ended September 30, 2017 and 2016. We present net cash flows used for operating activities and net cash flows provided by investing activities separately for our Large Case Pensions segment because changes in the insurance reserves for the Large Case Pensions segment (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities). Refer to the Consolidated Statements of Cash Flows for additional information.

	Nine Months Ended September 30,		Change
(Millions)	2017	2016	$	%
Cash flows from operating activities
Health Care and Group Insurance	$2,420	$4,807	$(2,387)	(50)%
Large Case Pensions	(196)	(186)	(10)	5%
Net cash provided by operating activities	2,224	4,621	(2,397)	(52)%
Cash flows from investing activities
Health Care and Group Insurance	478	(514)	992	(193)%
Large Case Pensions	191	188	3	2%
Net cash provided by (used for) investing activities	669	(326)	995	(305)%
Net cash (used for) provided by financing activities	(14,961)	12,247	(27,208)	(222)%
Net (decrease) increase in cash and cash equivalents	$(12,068)	$16,542	$(28,610)	(173)%

Commentary

•
Cash flows provided by operating activities for Health Care and Group Insurance decreased $2.4 billion during the nine months ended September 30, 2017 compared to the corresponding period in 2016. During 2017, cash payments associated with the termination of the Merger Agreement were largely offset by an advance payment for Medicare premium receipts in September 2017. The remaining decrease was primarily due to the timing of collection of receivables and a decrease in our health care and insurance liabilities primarily due to lower membership and changes in business mix, primarily related to the decline in our Individual Commercial product membership and the increase in our Medicare product membership.

•
Cash flows provided by investing activities increased $995 million for the nine months ended September 30, 2017 compared to the corresponding period in 2016, primarily due to net sales and maturities of investments for the nine months ended September 30, 2017 compared with net purchases of investments for the nine months ended September 30, 2016.

•
Cash flows used for financing activities were $15.0 billion for the nine months ended September 30, 2017 compared with cash flows provided by financing activities of $12.2 billion for the nine months ended September 30, 2016. The activity for the nine months ended September 30, 2017 reflects the repayment of long-term debt (including the $10.2 billion principal amount Special Mandatory Redemption Notes), share repurchases, the issuance of long-term debt and dividends paid to shareholders. The activity for the nine months ended September 30, 2016 reflects the issuance of long-term debt, net payment on interest rate derivatives and dividends paid to shareholders.

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

2017 Senior Notes
In August 2017, we issued $1.0 billion of 3.875% senior notes due 2047. We intend to use the net proceeds of this offering to repay a portion of our 1.5% senior notes due in November 2017, repay a portion of our floating rate senior notes due in December 2017 and for general corporate purposes.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At both September 30, 2017 and December 31, 2016, we did not have any commercial paper outstanding or outstanding advances from the FHLBB. The maximum amount of commercial paper borrowings outstanding during the nine months ended September 30, 2017 was approximately $850 million.

Our total debt to consolidated capitalization ratio (calculated as the sum of all short- and long-term debt outstanding (“total debt”) divided by the sum of total Aetna shareholders’ equity plus total debt) was 39.5 percent at September 30, 2017. Our total debt to consolidated capitalization ratio at September 30, 2017 reflects the issuance of $1.0 billion aggregate principal amount of senior notes during the third quarter of 2017 to pre-fund debt maturities of approximately $1.0 billion coming due in the fourth quarter of 2017. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $90 million and $349 million for the three and nine months ended September 30, 2017, respectively and $189 million and $414 million for the three and nine months ended September 30, 2016, respectively. The decrease in interest expense during the three and nine months ended September 30, 2017 compared to 2016 is primarily due to a lower long-term debt balance during 2017 compared to 2016 due to the repayment of certain of our long-term debt subsequent to September 30, 2016, partially offset by additional interest expense associated with the issuance of $1.0 billion of senior notes in August 2017.

Refer to Notes 9 and 11 for information on our FHLBB membership and our stock-based compensation awards granted during 2017, respectively.

The State of Illinois has experienced budget difficulties which have contributed to the state being delinquent in paying certain of our premiums and fees. At September 30, 2017, the total amount due to Aetna was approximately $828 million. In July 2017, the State of Illinois passed a budget. Given the state’s progress towards obtaining funding, a federal judge’s ruling that prioritizes Medicaid payments and the federal government’s match of a percentage of payments made by the state to managed care organizations under the state’s Medicaid program, we continue to believe the amounts due to us are collectible.

Contractual Obligations
The following table summarizes certain estimated future obligations by period under certain of our contractual obligations at September 30, 2017. The table below does not include all future obligations by period; it only includes those future obligations that have changed materially from those presented in our 2016 Annual Report as a result of the redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes, the redemption of the $750 million aggregate principal amount of the 2020 Notes in March 2017 and the issuance of $1.0 billion aggregate principal amount of senior notes due 2047 in August 2017. We believe that funds from future operating cash flows, together with cash, investments and other funds available under the Facility; from the FHLBB; and from public or private financing sources, will be sufficient to meet our existing commitments as well as our liquidity needs associated with future operations, including our strategic growth initiatives.

(Millions)	2017	2018-2019	2020-2021	Thereafter	Total
Long-term debt obligations, including interest	$1,152	$2,061	$1,736	$10,510	$15,459

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

For a discussion of these risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our 2016 Annual Report on form 10-K. The market risk information below does not include all market risks; it only includes the market risks that have changed materially from those presented in our 2016 Annual Report as a result of the redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes, the redemption of the $750 million aggregate principal amount of the 2020 Notes in March 2017 and the issuance of $1.0 billion aggregate principal amount of senior notes due 2047 in August 2017.

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

On a quarterly basis, we review the impact of hypothetical net losses in our investment portfolio on our consolidated near-term financial position, operating results and cash flows assuming the occurrence of certain reasonably possible changes in near-term market rates and prices. Interest rate changes (whether resulting from changes in treasury yields or credit spreads or other factors) represent the most material risk exposure category for us. In March 2017, following the termination of the Merger Agreement, we redeemed $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and also redeemed $750 million aggregate principal amount of the 2020 Notes. In August 2017, we issued $1.0 billion of 3.875% senior notes due 2047. We have estimated the impact on the fair value of our market sensitive instruments based on the net present value of cash flows using a representative set of likely future interest rate scenarios. The assumptions used were as follows: an immediate increase of 100 basis points in interest rates (which we believe represents a moderately adverse scenario and is approximately equal to the historical annual volatility of interest rate movements for our intermediate-term available-for-sale debt securities) and an immediate decrease of 15% in prices for domestic equity securities.

Assuming an immediate 100 basis point increase in interest rates and immediate decrease of 15% in the prices for domestic equity securities, the theoretical decline in the fair values of our market sensitive instruments at September 30, 2017 is as follows:

•	The fair value of our long-term debt would decline by $541 million ($832 million pretax). Changes in the fair value of our long-term debt do not impact our financial position or operating results.

•
The theoretical reduction in the fair value of our investment securities partially offset by the theoretical reduction in the fair value of our interest rate sensitive liabilities would result in a net decline in fair value of $300 million ($462 million pretax) related to our continuing non-experience-rated products. Reductions in the fair value of our investment

Form 10-Q Table of Contents

securities would be reflected as an unrealized loss in equity, as we classify these securities as available for sale. We do not record our liabilities at fair value.

Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows at September 30, 2017.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

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

Form 10-Q Table of Contents

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about our monthly share repurchases, all of which were purchased as part of a publicly-announced program, for the three months ended September 30, 2017:

Issuer Purchases of Equity Securities
(Millions, except per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	—	$—	—	$1,783
August 1, 2017 - August 31, 2017 (1)	4.8	147.17	4.8	1,446
September 1, 2017 - September 30, 2017	1.3	160.85	1.3	1,238
Total	6.1	$150.06	6.1	N/A

(1)
On February 22, 2017, we entered into accelerated share repurchase (“ASR”) agreements with two unrelated third party financial institutions to repurchase an aggregate of $3.3 billion of our common shares. Under the terms of the ASR agreements, we made an approximately $1.7 billion payment to each unrelated third party financial institution on February 22, 2017 and received from each of them an initial delivery of approximately 10.4 million of our common shares on the same day, which represented approximately 80 percent of the total common shares expected to be repurchased under the ASR agreements based on the closing price of $126.34 per share on the day before we entered into the ASR agreements. In August 2017, we settled the ASR agreements and received approximately 2.7 million of our common shares based on the volume-weighted average share price of our common shares during the term of the applicable transaction, less a discount. The average price of our common shares repurchased under the ASR agreements was $140.09 per share.

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

4.1
Supplemental Indenture dated as of August 10, 2017 between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating the 2017 Senior Notes, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on August 10, 2017.

11	Statement re: computation of per share earnings

11.1	“Computation of per share earnings” is incorporated herein by reference to Note 13 of Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 31, 2017 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

Form 10-Q Table of Contents

INDEX TO EXHIBITS

Exhibit		Filing
Number	Description	Method

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.	Electronic

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 31, 2017 related to their review of interim financial information.	Electronic

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.	Electronic

31.2	Certification.	Electronic

32	Section 1350 Certifications

32.1	Certification.	Electronic

32.2	Certification.	Electronic

101	XBRL Documents

101.INS	XBRL Instance Document.	Electronic

101.SCH	XBRL Taxonomy Extension Schema.	Electronic

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Electronic

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Electronic

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Electronic

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Electronic

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	October 31, 2017	By	/s/ Sharon A. Virag
Sharon A. Virag
Vice President, Controller and
Chief Accounting Officer