Form 10-K
period 2017-12-31
AETNA INC /PA/
filed 2018-02-23
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
The aggregate market value of the outstanding common equity of the registrant held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2017) was $49.2 billion.

There were 326.8 million shares of the registrant's voting common stock with a par value of $.01 per share outstanding at January 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement related to Aetna Inc.'s 2018 Annual Meeting of Shareholders, to be filed on or about April 6, 2018 (the “Proxy Statement”), is incorporated by reference in Parts III and IV to the extent described therein.

Aetna Inc.
Annual Report on Form 10-K
For the Year Ended December 31, 2017

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

Certain information contained in this Annual Report on Form 10-K is forward-looking within the meaning of the 1995 Act or SEC rules. This information includes, but is not limited to: “Outlook for 2018” and “Regulatory Environment” of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included in Part II, Item 7, “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A, and “Risk Factors” included in Part I, Item 1A. In addition, throughout this Annual Report on Form 10-K and our other reports and communications, we use the following words or variations or negatives of these words and similar expressions, when we intend to identify forward-looking statements:

·	Anticipates	·	Believes	·	Can	·	Continue	·	Could
·	Estimates	·	Evaluate	·	Expects	·	Explore	·	Forecast
·	Guidance	·	Intends	·	Likely	·	May	·	Might
·	Outlook	·	Plans	·	Potential	·	Predict	·	Probable
·	Projects	·	Seeks	·	Should	·	View	·	Will

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

Part I

Item 1. Business

General
We are one of the nation's leading diversified health care benefits companies, serving an estimated 37.9 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers' compensation administrative services and health information technology (“HIT”) products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. On November 1, 2017, we sold our domestic group life insurance, group disability insurance and absence management businesses to Hartford Life and Accident Insurance Company (“HLAIC”).

Significant Transactions
Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health Corporation (“CVS Health”) will acquire all of our outstanding shares for a combination of cash and stock. Under terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including the approval and adoption of the CVS Merger Agreement by our shareholders, the approval of the issuance of CVS Health shares in the transaction by CVS Health stockholders, the expiration of the federal Hart-Scott-Rodino anti-trust waiting period and approvals of certain state departments of insurance and other regulators. On February 1, 2018, Aetna and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the CVS Merger Agreement. The CVS Health Transaction is expected to close in the second half of 2018.

Divestiture of Domestic Group Life Insurance, Group Disability Insurance, and Absence Management Businesses
On November 1, 2017, we completed the sale of a substantial portion of our Group Insurance segment consisting of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) to HLAIC for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain.

Terminated Acquisition of Humana and Terminated Divestiture to Molina
On July 2, 2015, we entered into a definitive agreement (the “Humana Merger Agreement”) to acquire Humana Inc. (“Humana”). On July 21, 2016, the U.S. Department of Justice (the “DOJ”) and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that our acquisition of Humana (the “Humana Transaction”) would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Transaction.

On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively, the “Parties”) agreed to terminate the Humana Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Humana Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017 (the “Termination Date”). Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Humana Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Humana Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and recorded the expense in general and administrative expenses. We funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during the year ended December 31, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income.

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

Heath Care Reform
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) has made broad-based changes to the U.S. health care system. We anticipate continued efforts in 2018 and beyond to modify, repeal or replace the ACA, and the future of the ACA is uncertain. We expect aspects of the ACA and/or their implementation or enforcement, including the January 2018 suspension of the ACA’s industry-wide health insurer fee (the “HIF”) for 2019, and uncertainty about the future of the ACA to continue to significantly impact our business operations and operating results, including our pricing and our medical benefit ratios (“MBRs”).

The ACA has presented us with business opportunities, but also with significant financial and regulatory challenges. Most of the ACA’s key components were phased in during or prior to 2014, and the ACA’s temporary Reinsurance and Risk Corridor programs expired at the end of 2016. The effects of existing provisions of the ACA are reflected in our operating results. If the ACA is not amended, repealed or replaced, certain of its components will continue to be phased in until 2022.

It may be particularly challenging for us to include all of our portion of the industry-wide $14.3 billion 2018 HIF in our premium rates beginning with 2017 medical customer renewals that have member months in 2018 because of the temporary suspension of the HIF for 2017 or in our premium rates for other years following a year for which the HIF is suspended.

In October 2017, the federal government announced that the Centers for Medicare & Medicaid Services (“CMS”) will curtail payments related to the Cost-Sharing Subsidy program. While the details regarding implementation of this new policy are not yet finalized, and it is the subject of pending litigation, we do not anticipate a material impact to our financial statements as a result of this action.

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

For additional information on federal and state health care reform, including the ACA, refer to “Regulatory Environment” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K. For a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with health care reform, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Reportable Segments
Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. We derive our revenues primarily from insurance premiums, administrative service fees, net investment income and other revenue. Refer to MD&A included in Part II, Item 7 and Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our business segments, including revenue and profit information for each of our business segments and revenue and asset information about geographic areas. The following is a description of each of our business segments.

Health Care Segment
Products and Services
We refer to insurance products (where we assume all or a majority of the risk for medical and dental care costs) as “Insured” and administrative services contract products (where the plan sponsor assumes all or a majority of the risk of medical and dental care costs) as “ASC.” Health Care products and services consist of the following:

•
Commercial Medical: We offer point-of-service (“POS”), preferred provider organization (“PPO”), health maintenance organization (“HMO”) and indemnity benefit (“Indemnity”) plans. Our Commercial medical products also include health savings accounts (“HSAs”) and Aetna HealthFund®, consumer-directed health plans that combine traditional POS or PPO and/or dental coverage, subject to a deductible, with an accumulating benefit account (which may be funded by the plan sponsor and/or the member in the case of HSAs). Our principal products and services are targeted specifically to large multi-site national, mid-sized and small employers, individual insureds and expatriates. We no longer sell individual Commercial products, and we exited the individual Public Exchanges in 2018.

•
Government Medical: In select geographies, we offer Medicare Advantage plans, Medicare Supplement plans and prescription drug coverage for Medicare beneficiaries; participate in Medicaid and subsidized Children's Health Insurance Programs (“CHIP”); and participate in demonstration projects for members who are eligible for both Medicare and Medicaid (“Duals”). These Government products are further described below:

•
Medicare: Through annual contracts with CMS, we offer HMO and PPO products for eligible individuals in certain geographic areas through the Medicare Advantage program. Members typically receive enhanced benefits over Original Medicare fee-for-service coverage, including reduced cost-sharing for preventive care, vision and other services. We offered network-based HMO and/or PPO plans in 1,213 counties in 40 states and Washington, D.C. in 2017. We are expanding to 1,317 counties in 40 states and Washington, D.C. in 2018. We are a national provider of the Medicare Part D Prescription Drug Program (“PDP”) in all 50 states and Washington, D.C. to both individuals and employer groups. All Medicare eligible individuals are eligible to participate in this voluntary prescription drug plan. Members typically receive coverage for certain prescription drugs, usually subject to a deductible, co-insurance and/or co-payment. For certain qualifying employer groups, we offer our Medicare PPO products nationally. When combined with our PDP product, these national PPO plans form an integrated national fully-insured Medicare product for employers that provides medical and pharmacy benefits.

•
Medicare Supplement: For certain Medicare eligible members, we offer supplemental coverage for certain health care costs not covered by Original Medicare. The products included in our Medicare Supplement portfolio help to cover some of the gaps in Original Medicare, and include coverage for Medicare deductibles and coinsurance amounts. We offered a wide selection of Medicare Supplement products in 49 states and Washington, D.C. in 2017.

•
Medicaid and CHIP: We offer health care management services to individuals eligible for Medicaid and CHIP under multi-year contracts with government agencies in various states that are subject to annual appropriations. CHIP are state-subsidized insurance programs that provide benefits for families with uninsured children. We offered these services on an Insured or ASC basis in 16 states in 2017.

•
Duals: We provide health coverage to beneficiaries who are dually eligible for both Medicare and Medicaid coverage. These members must meet certain income and resource requirements in order to qualify for this coverage. We coordinate 100% of the care for these members and may provide them with additional services in order to manage their health care costs. During 2017, we offered services on an Insured basis to members who were dually eligible in four states under demonstration projects.

•	Dental: We offer managed dental plans on an Insured and ASC basis. We are one of the nation's largest providers of dental coverage, based on membership at December 31, 2017.

•
Behavioral Health: Our behavioral health and employee assistance products provide members who experience stress, depression and other types of mental health related illness with integrated behavioral health benefit administration, access to a network of providers and innovative wellness programs. We provide customized behavioral health solutions to members in all 50 states.

•
Stop Loss: We offer medical stop loss insurance coverage for certain employers who elect to self-insure their health benefits. Under this product, we assume risk for costs associated with large individual claims and/or aggregate loss experience within an employer's plan above a pre-set annual threshold.

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

•
Consumer Health and Services: We have a portfolio of products and services aimed at creating an holistic and integrated approach to individual health and wellness. These products and services complement our Commercial, Medicare and Medicaid products and enable enhanced service delivery to and experience for our customers:

•
Pharmacy: We offer pharmacy benefit management services and specialty and home delivery pharmacy services. Our pharmacy fulfillment services are provided to our Commercial and Medicare members through Aetna Specialty Pharmacy (“ASP”) and Aetna Rx Home Delivery®. ASP dispenses specialty medications and offers certain support services associated with specialty medications. Specialty medications include injectable or infused medications that may not be readily available at local pharmacies. Aetna Rx Home Delivery® provides home delivery prescription drug services. We also perform various pharmacy benefit management services for Aetna pharmacy customers consisting of: product development, Commercial formulary management, pharmacy rebate contracting and administration, sales and account management and precertification programs. CaremarkPCS Health, L.L.C. (a wholly-owned subsidiary of CVS Health) performs the administration of selected functions for our retail pharmacy network contracting and claims administration; home delivery and specialty pharmacy order fulfillment and inventory purchasing and management; and certain administrative services. Other suppliers also provide certain pharmacy benefit management services.

•
Advanced Provider Models (“APM”): We are focused on growing membership in our medical products through provider collaborations that are designed to lower medical costs for us and our customers and make our products more affordable. These collaboration models include joint ventures and accountable care organizations (“ACOs”). We offer a suite of solutions designed to facilitate delivery system reform and help reduce the cost of care by enabling population health management for providers. Our APM products facilitate providers changing their business model from episodic acute care to patient population management which allows them to convert from volume-based reimbursement to value-based reimbursement. Our APM products deploy Aetna's population health management assets to collaborate with providers in new ways to improve the quality and efficiency of care for all patients, whether they are Aetna members or members of other payors. In 2017, we continued expanding our offering of APM products and services to employers and individuals in more geographic areas to create mutually beneficial relationships with providers through a variety of methods, including alignment of financial incentives based on cost and quality, implementation of innovative HIT and deploying leading care management programs. Our APM relationships include joint ventures with Allina Health, Banner Health Network, Inova Health System, Sutter Health, and Texas Health Resources.

•
ActiveHealth Management: Through the use of our patented CareEngine® system, our ActiveHealth Management products provide evidence-based medical management and data analytics products and services to a broad range of customers, including health plans, employers and others. ActiveHealth Management also is a key component of our APM solutions.

•
Consumer: We believe the role of the consumer in health care is changing and that consumers will become the primary decision makers when it comes to choosing their health-related benefits. As a result, we are developing a portfolio of products and tools, including bswift and PayFlex, that are designed for a retail model in the health benefits industry that is consumer-centric, affordable and convenient. Our Consumer business is focusing on developing a simplified, integrated offering to help consumers navigate the health care system and manage their health care costs.

▪
bswift: bswift provides benefit administration technology and services to employers nationwide, streamlining the benefits process. bswift's technology also provides the shopping, buying and enrolling experience for public health insurance exchanges (“Public Exchanges”), private health insurance exchanges (“Private Exchanges” and together with Public Exchanges “Insurance Exchanges”) and individuals.

▪
PayFlex: PayFlex provides services to employers, their employees, and their former employees in the areas of tax-advantaged account reimbursement administration (flexible spending, health reimbursement, health savings, transit and parking), Consolidated Omnibus Budget Reconciliation Act (“COBRA”) administration and special-member billing administration.

Provider Networks
We contract with physicians, hospitals and other health care providers for services they provide to our members. The health care providers who participate in our networks are independent contractors and are neither our employees nor our agents, except for providers who work in our home delivery and specialty pharmacy facilities.

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

At December 31, 2017, Aetna's underlying nationwide provider network had approximately 1.2 million participating health care providers, including over 683,000 primary care and specialist physicians and approximately 5,700 hospitals.

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

•
Primary Care Physicians: We compensate primary care physicians (“PCPs”) participating in our networks on both a fee-for-service and capitated basis, with capitation generally limited to HMO products in certain geographic areas and representing approximately 3 percent of health care costs in 2017 and 4 percent in both 2016 and 2015. In a fee-for-service arrangement, physicians are paid for health care services provided to the member based upon a set fee for the services provided. Under a capitation arrangement, physicians receive a monthly fixed fee for each member, regardless of the volume of health care services provided to the member. In some cases, PCPs who are paid on a fee-for-service or capitated basis also receive additional incentive fees if certain performance metrics are attained.

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

Aetna Life Insurance Company ("ALIC"), a wholly-owned subsidiary of Aetna, has received nationwide NCQA PPO Health Plan accreditation, through December 13, 2019. As of December 31, 2017, all of our Aetna Health Inc. Commercial HMO and ALIC PPO members who were eligible participated in HMOs or PPOs that are accredited by the NCQA.

NCQA and URAC (formally known as American Accreditation HealthCare Commission, Inc.), are national organizations founded to establish standards for the health care industry. Purchasers and consumers look to NCQA’s and URAC's accreditation and certification as an indication that a health care organization has the necessary structures and processes to promote high-quality care and preserve patient rights. In addition, regulators in over 80% of the states recognize NCQA's accreditation and certification standards.

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

Principal Markets and Sales
Our medical membership is dispersed throughout the United States, and we serve a limited number of members in certain countries outside the United States. Refer to Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our foreign customers. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, many of which are available nationwide. Depending on the product, we market to a range of customers including employer groups, individuals, college students, part-time and hourly workers, health plans, providers, governmental units, government-sponsored plans, labor groups and expatriates.

The following table presents total medical membership by United States and other geographic region and funding arrangement at December 31, 2017, 2016 and 2015:

	2017			2016			2015
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Northeast	1,994	3,367	5,361	2,121	2,966	5,087	2,166	2,952	5,118
Southeast	1,828	2,942	4,770	2,260	3,076	5,336	2,173	3,183	5,356
Mid-America	1,919	2,746	4,665	2,506	2,673	5,179	2,507	2,913	5,420
West	1,712	4,887	6,599	1,954	4,848	6,802	1,837	5,008	6,845
Other	580	262	842	331	375	706	440	308	748
Total medical membership	8,033	14,204	22,237	9,172	13,938	23,110	9,123	14,364	23,487

Additional information on Health Care's membership is included in the “Healthcare - Membership” section of the MD&A included in Part II, Item 7 of this Annual Report on Form 10-K.

We market both Commercial Insured and ASC products and services primarily to employers that sponsor our products (also called “plan sponsors”) for the benefit of their employees and their employees' dependents. Frequently, larger employers offer employees a choice among coverage options, from which the employee makes his or her selection during a designated annual open enrollment period. Typically, employers pay all of the monthly premiums to us and, through payroll deductions, obtain reimbursement from employees for a percentage of the premiums that is determined by each employer. We also sold Commercial Insured plans directly to individual consumers in a number of states, including through Public Exchanges. We no longer sell individual Commercial products, and we exited the individual Public Exchanges in 2018. Some Health Care products are sold directly to employees of employer groups on a fully employee-funded basis. In some cases, we bill the covered individual directly.

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

Pricing
For Commercial Insured plans, contracts containing the pricing and other terms of the relationship are generally established in advance of the policy period and typically have a duration of one year. Fees under our ASC plans are generally fixed for a period of one year.

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

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Since 2015, plans must have a star rating of four or higher (out of five) to qualify for a quality bonus in their basic premium rates. CMS released our 2018 star ratings in October 2017. Our 2018 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2019. Based on our membership at December 31, 2017, 87% of our Medicare Advantage members were in plans with 2018 star ratings of at least 4.0 stars, compared to 92% of our Medicare Advantage members being in plans with 2017 star ratings of at least 4.0 stars based on our membership at December 31, 2016.

Rates for our Medicare Supplement products are regulated at the state level and vary by state and plan.

Under our Insured Medicaid contracts, state government agencies pay us fixed monthly rates per member that vary by state, line of business and demographics; and we arrange, pay for and manage health care services provided to Medicaid beneficiaries. These rates are subject to change by each state, and, in some instances, provide for adjustment for health risk factors. CMS requires these rates to be actuarially sound. We also receive fees from our customers where we provide services under ASC Medicaid contracts. Our ASC Medicaid contracts generally are for periods of more than one year, and certain of them contain performance incentives and limited financial risk sharing with respect to certain medical, financial and operational metrics. Under these arrangements, performance is evaluated annually, with associated financial incentive opportunities, and our financial risk share obligations are typically limited to a percentage of the fees otherwise payable to us. Payments to us under our Medicaid contracts are subject to the annual appropriation process in the applicable state.

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

Beginning in 2014, the ACA imposed significant new industry-wide fees, assessments and taxes. In December 2015, the Consolidated Appropriation Act was enacted, which included a one year suspension of the HIF for 2017. In January 2018, the HIF was suspended for 2019. Refer to Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the ACA fees, assessments and taxes. Our goal is to collect in premiums and fees or solve for all of these estimated fees, assessments and taxes.

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

Our Insured products compete with local and regional health care benefits plans, health care benefits and other plans sponsored by other large commercial health care benefit insurance companies, health system owned health plans, new entrants into the marketplace and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. Our largest competitor in our Medicare products is Original Medicare. Additional competitors include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third party administrators, HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefits plans, technology companies, provider-owned health plans, new joint ventures (including not-for-profit joint ventures among firms from multiple industries), technology firms, financial services firms that are distributing competing products on their proprietary Private Exchanges, and consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. Our ability to increase the number of persons enrolled in our Insured products also is affected by the desire and ability of employers to self-fund their health coverage.

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

Group Insurance Segment
On November 1, 2017, we completed the sale of a substantial portion of our Group Insurance segment consisting of our domestic group life insurance, group disability insurance and absence management businesses to HLAIC for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC.

Refer to Note 3 “Acquisition, Divestiture, Terminated Acquisition and Terminated Divestiture” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Reinsurance
We currently have several reinsurance agreements with non-affiliated insurers that relate to both life and long-term disability products, including our domestic group life insurance and group disability insurance businesses sold to HLAIC. Certain of our reinsurance arrangements are established on a case-by-case basis, and a subset of our reinsurance agreements cover closed blocks of business and canceled cases. We also have a reinsurance arrangement to mitigate long-term disability claim severity risk at the individual claim level, and another reinsurance arrangement that provides a limited degree of catastrophic risk protection for certain of our life products.

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

Other Matters
Access to Reports and Other Information
Our reports to the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, are available without charge on our website at www.aetna.com as soon as practicable after they are electronically filed with or furnished to the SEC. The information on or linked to our website is neither a part of nor incorporated by reference in this Annual Report on Form 10-K or any of our other SEC filings. Copies of these reports are also available, without charge, from Aetna's Investor Relations Department, 151 Farmington Avenue, Hartford, CT 06156.

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

Our transfer agent, Computershare Trust Company, N.A., can help with a variety of shareholder-related services, including change of address, lost stock certificates, transfer of stock to another person or other administrative services. Shareholders can write to our transfer agent by mail at P.O. Box 505000, Louisville, KY 40233, or contact them by telephone at 1-800-446-2617.

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

Patents and Trademarks
We own a number of trademarks and patents that are important to Aetna.  Some of the trademarks include Aetna, as well as the corresponding Aetna design logo, Aetna Navigator®, ActiveHealth®, bswift®, CareEngine®, Coventry®, DocFind®, Healthy Merits®, iTriage®, Meritain Health®, NeoCare Solutions®,  PayFlex®, Springboard Marketplace®, Wellmatch®, You Don’t Join Us, We Join You®, Resources for Living®, Aetna vHealthSM and Building a Healthier World®.  Some of our patents include the CareEngine patent that expires in 2021 and the Master Patient Index patent that expires in 2029.  We consider these patents and trademarks and our other patents, trademarks and trade names important in the operation of our business.  However, our business, including that of each of our individual segments, is not dependent on any individual patent, trademark or trade name.

Employees
We had approximately 47,950 employees at December 31, 2017.

Customer Concentration
The U.S. federal government is a significant customer of both the Health Care segment and the Company as described below:

•	Premiums and fees and other revenue paid by the federal government accounted for 36% of the Health Care segment's revenue and 34% of our consolidated total revenue in 2017.

•
Contracts with CMS for coverage of Medicare-eligible individuals accounted for 87% of our federal government premiums and fees and other revenue, with the balance coming from federal employee-related benefit programs and ACA programs. No other individual customer, in any of our segments, accounted for 10% or more of our consolidated total revenue in 2017.

•
Our Medicaid products accounted for 14% of our Health Care segment's revenue and 13% of our consolidated total revenue in 2017. However, no individual state government agency accounted for more than 10% of our consolidated total revenue or the Health Care segment's revenue in 2017.

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

If any of the following risks or uncertainties develops into actual events or if the circumstances described in the risks or uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, cash flows, financial position or operating results. In that case, our stock price could decline materially, among other effects on us.

Effectiveness of our enterprise strategy, talent management and alignment of talent to our business needs and risks to our brand and reputation present overarching risks to our enterprise in 2018.

We expect to face significant business challenges and uncertainties in 2018. Effectiveness of our enterprise strategy, talent management and alignment of talent to our business needs and risks to our brand and reputation present overarching risks to our enterprise in 2018. There can be no assurance regarding the effectiveness of our enterprise strategy, our ability to manage and align our talent to our business needs or our ability to avoid harm to our brand and reputation. In addition, there can be no assurance that the CVS Health Transaction, U.S. government fiscal policy, repeal or other changes to the ACA or additional changes to the U.S. health care system will not require us to revise the ways in which we conduct business, put us at risk of loss of business or materially adversely affect our business, cash flows, financial position or operating results.

While we consider the foregoing to be the overarching risks we face in 2018, they are not the only material risks we face. We face numerous other challenges, as described elsewhere in this Annual Report, including below in this “Risk Factors” discussion, and other unanticipated risks may develop.

Our enterprise strategy may not be an effective response to the changing dynamics in the health and related benefits industry, or we may not be able to implement our strategy and related strategic projects.

Our strategy includes effectively investing our capital and human resources in appropriate strategic projects, current operations and acquisitions to transform our business in response to the changing dynamics in the health and related benefits industry, including the evolution toward a direct-to-consumer marketing and operating model, the declining number of commercially insured people and the potential shift to a defined contribution model for health benefits. Our strategic projects include, among other things: significant investments in human and technology resources to expand our Consumer Health and Services product line, including to develop and expand our consumer business, and compete effectively in a direct-to-consumer marketplace; transforming our business model through consumer engagement, joint ventures, ACOs and collaborative provider networks; optimizing our business platforms; managing certain significant technology projects; further improving relations with health care providers; negotiating contract changes with customers and providers; implementing other business process improvements; and participating in Private Exchanges and select small group Public Exchanges (collectively, “Insurance Exchanges”). Implementing our strategic initiatives will require significant investments of capital and human resources. Among other things, we will need to simultaneously acquire and develop new personnel, products and systems to serve existing and new customers with existing and new products, to expand our Consumer Health and Services product line, and to enhance our existing customer service, information technology, control and compliance processes and systems. The future performance of our businesses will depend in large part on our ability to design and implement our strategic initiatives, some of which will occur over several years. If these initiatives do not achieve their objectives, our operating results could be adversely affected.

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

The health and related benefits industry regularly is negatively perceived by the public and subject to negative publicity, including as a result of litigation against us and other industry participants, adverse media coverage, the ongoing public debate over the future of the ACA, proposed transactions in our industry (including the CVS Health Transaction and related litigation), governmental hearings and/or investigations and actual or perceived shortfalls regarding the industry’s or our own products and/or business practices (including insurance coverage determinations, withdrawing from participation in Public Exchanges and social media and other media relations activities). This risk may be increased as the federal government continues to consider alternatives to amend, repeal and/or replace the ACA (including Medicaid expansion) and as states seek to maintain, replace or repeal elements of the ACA such as Public Exchanges and Medicaid expansion within increasingly challenging budget constraints. This risk will increase further if we implement significant increases in premium rates to price for additional risk and/or expanded benefits resulting from, and fees, assessments and taxes imposed by, the federal and state governments as well as any acceleration in medical cost inflation. This risk also may be increased as states and the federal government continue to debate the ACA and implement any amendment, repeal or replacement of the ACA, as we continue to offer products that make greater use of data and products for people who are eligible for Medicare or Medicaid or dually eligible for Medicare and Medicaid and other products that are beyond those in our core Commercial business and as our business model becomes more focused on consumers and direct-to-consumer sales, including as a result of us developing and expanding our Consumer Health and Services product line, competing for sales on select Insurance Exchanges and withdrawing from participation on individual Public Exchanges. Significant reductions or interruptions in funding for government health programs we serve also may lead us to reduce our exposure to these programs, which could adversely affect our brand and reputation.

Negative public perception and/or publicity of the health and related benefits industry in general, or of us or our key vendors, brokers or product distribution networks in particular, can further increase our costs of doing business and adversely affect our operating results and our stock price by:

•	Adversely affecting our brand and reputation;

•	Adversely affecting our ability to market and sell our products and/or services and/or retain our existing customers and members;

•	Requiring us to change our products and/or services; and/or

•	Increasing or significantly changing the regulatory and legislative requirements with which we must comply.

Risks Relating to Our Proposed Acquisition by CVS Health

CVS Health’s acquisition of Aetna is subject to various closing conditions, including governmental, regulatory and shareholder and stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.

On December 3, 2017, we entered into an Agreement and Plan of Merger (which we refer to as the “CVS Merger Agreement”), with CVS Health Corporation (or “CVS Health”) and Hudson Merger Sub Corp. (or “Merger Sub”), a wholly owned subsidiary of CVS Health. Under the terms and subject to the conditions set forth in the CVS Merger Agreement, Merger Sub will merge with and into Aetna (the “Merger”). In the Merger, each of our outstanding common shares will be converted into the right to receive (i) $145 in cash without interest and (ii) 0.8378 shares of CVS Health common stock, subject to any required withholding taxes. On February 1, 2018, Aetna and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the CVS Merger Agreement. The Merger is expected to close in the second half of 2018.

Completion of the Merger is subject to customary closing conditions, a number of which are not within our or CVS Health’s control, and it is possible that such conditions may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, (i) approval and adoption of the CVS Merger Agreement by the holders of a majority of our outstanding common shares, (ii) approval of the issuance of CVS Health common stock in the Merger by a majority of votes cast by CVS Health stockholders, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of necessary approvals under state insurance and healthcare laws and regulations and pursuant to certain licenses of certain of our subsidiaries, (iv) the absence of legal restraints and prohibitions on the completion of the Merger, (v) the effectiveness of the registration statement in respect of the CVS Health common stock to be issued in the Merger, (vi) listing of the CVS Health common stock to be issued in the Merger on the New York Stock Exchange, (vii) subject to the relevant standards set forth in the CVS Merger Agreement, the accuracy of the representations and warranties made by each party, (viii) material compliance by each party with its covenants in the CVS Merger Agreement, and (ix) no “Company Material Adverse Effect” with respect to us and no “Parent Material Adverse Effect” with respect to CVS Health, in each case since the execution of and as defined in the CVS Merger Agreement. In addition, CVS Health’s obligation to complete the Merger is subject to the condition that the required regulatory approvals do not impose any condition that, individually or in the aggregate, would reasonably be expected to have a “Regulatory Material Adverse Effect” (as such term is defined in the CVS Merger Agreement). We cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise.

Negative public perception and/or publicity of the health and related benefits industry in general, or us or CVS Health or one of our respective key vendors, brokers or product distribution networks in particular, may delay and/or make it more difficult to obtain the required regulatory approvals and clearances necessary to complete the Merger. If the Merger does not receive, or timely receive, the required regulatory approvals and clearances, or if any regulatory agencies impose certain conditions relating to the required regulatory approvals that would reasonably be expected to have a "Regulatory Material Adverse Effect", or if an event occurs that delays or prevents the Merger, such failure or delay to complete the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our operating results, financial position and/or cash flows and/or our stock price.

The CVS Merger Agreement limits our ability to pursue alternative transactions to the pending Merger.

The CVS Merger Agreement restricts us from initiating, soliciting, knowingly encouraging, knowingly facilitating or entering into discussions or negotiations with any third party regarding alternative acquisition proposals. This restriction limits our ability to affirmatively seek offers from other possible acquirers that may be superior to the pending Merger, although we are permitted, subject to compliance with certain procedures specified in the CVS Merger Agreement, to respond to certain unsolicited proposals from third parties to allow our Board of Directors to comply with its fiduciary duties. If we receive an unsolicited proposal from a third party that our Board of Directors determines is a superior proposal (as defined in the CVS Merger Agreement), our Board of Directors may withdraw or otherwise change its recommendation of the Merger. If our Board of Directors withdraws or otherwise changes its recommendation of the Merger, or if we materially breach our obligation not to solicit alternative acquisition proposals, CVS Health may terminate the CVS Merger Agreement and we would be contractually obligated to pay a termination fee of $2.1 billion to CVS Health. This termination fee may make it less likely that a third party will make an alternative acquisition proposal for us.

The number of shares of CVS Health common stock that our shareholders will receive in the Merger is based on a fixed exchange ratio. Because the market price of CVS Health’s common stock has fluctuated and will continue to fluctuate, our shareholders cannot be certain of the value of the portion of the merger consideration to be paid in CVS Health common stock.

Upon completion of the Merger, each of our outstanding common shares will be converted into the right to receive (i) $145 in cash without interest and (ii) 0.8378 shares of CVS Health common stock, subject to any required withholding taxes. The exchange ratio for determining the number of shares of CVS Health common stock that our shareholders will receive in the Merger is fixed and will not be adjusted for changes in the market price of CVS Health’s common stock, which will likely fluctuate before and after the completion of the Merger. Fluctuations in the value of CVS Health’s common stock could result from changes in the business, operations or prospects of CVS Health and/or us prior to or following the closing of the Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of us or CVS Health. In addition, the Merger is expected to be completed a considerable amount of time after the date of our special meeting of shareholders to consider and vote on the approval and adoption of the CVS Merger Agreement. As such, at the time of our special meeting of shareholders to consider and vote on the approval and adoption of the CVS Merger Agreement, our shareholders will not know or be able to determine the value of the CVS Health share consideration that they will receive in the Merger for each of our common shares.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, customers, members, providers or suppliers.

The CVS Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger or termination of the CVS Merger Agreement, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent CVS Health’s prior written consent. We may find that these and other contractual restrictions in the CVS Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the proposed Merger may also divert management’s attention and our resources from ongoing business and operations.

Our employees, customers, members, providers and suppliers may experience uncertainties about the effects of the Merger. In connection with the pending Merger, it is possible that some customers, members, providers, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position and/or cash flows and/or our stock price.

If the CVS Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to CVS Health.

If the CVS Merger Agreement is terminated, in certain circumstances, we would be required to pay a termination fee of $2.1 billion to CVS Health. If the CVS Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the CVS Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other matters.

Failure to complete the Merger could negatively impact our stock and/or bond prices, operating results, financial position and/or cash flows.

If the Merger is not completed for any reason, our ongoing businesses may be materially and adversely affected, and we will not have realized any of the potential benefits of having completed the transaction, and we will be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock and bond prices, and from our customers, vendors, regulators and employees;

•
matters relating to the pending Merger (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us;

•
the CVS Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger or termination of the CVS Merger Agreement, generally requiring us to conduct our business in the ordinary course and subjecting us to a variety of specified limitations absent CVS Health's prior written consent. We may find that these and other contractual restrictions in the CVS Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the proposed Merger may also divert management’s attention and our resources from ongoing business and operations;

•	we may be required to pay a $2.1 billion termination fee to CVS Health and would have incurred expenses relating to the Merger;

•	we also could be subject to litigation related to our failure to complete the Merger or to perform our obligations under the CVS Merger Agreement; and

•
matters relating to the pending acquisition (including integration planning) will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect our businesses, financial position, operating results and stock and/or bond prices.

In addition, we could be subject to litigation related to any failure to complete the proposed acquisition or related to any enforcement proceeding to specifically enforce our performance of our obligations under the CVS Merger Agreement. If the proposed acquisition is not completed, these risks may materialize and may materially and adversely affect our businesses, financial position, operating results and stock and/or bond prices.

If the Merger is not completed, these risks may materially and adversely affect our operating results, financial position and/or cash flows and/or our stock price.

Lawsuits have been filed against Aetna and our board of directors and CVS Health and its board of directors, and other lawsuits may be filed against Aetna, CVS Health and/or their respective boards of directors challenging the CVS Health Transaction. An adverse ruling in any such lawsuit may prevent the CVS Health Transaction from being completed.
As of February 22, 2018, seven complaints had been filed by purported Aetna shareholders challenging the CVS Health Transaction. The first, a putative class action complaint, was filed by Olivier Miramond in the United States District Court for the District of Connecticut and is captioned Miramond v. Aetna, Inc., et al. The second complaint, filed in the United States District Court for the District of Connecticut by Shiva Stein individually, is captioned Stein v. Aetna, Inc., et al. The third complaint, a putative class action, was filed by Robert Freedman in the United States District Court for the Eastern District of Pennsylvania and is captioned Freedman v. Aetna, Inc., et al. The fourth complaint, filed in the United States District Court for the District of Connecticut by Luan Pham individually, is captioned Pham v. Aetna, Inc., et al. The fifth complaint, filed in the United States District Court for the Eastern District of Pennsylvania by Vladimir Gusinsky Rev. Trust individually, is captioned Vladimir Gusinsky Rev. Trust v. Aetna Inc. et al. The sixth complaint, a putative class action complaint, was filed by Dr. Eli Inzlicht-Sprei in the United States District Court for the District of Connecticut and is captioned Inzlicht-Sprei v. Aetna, Inc., et al. The seventh complaint, a putative class action complaint, was filed by Joel Rosenfeld in the United States District Court for the District of Connecticut and is captioned Rosenfeld v. Aetna, Inc. et al. The complaints name as defendants Aetna and each member of our board of directors. In addition, the Vladimir Gusinsky Rev. Trust complaint names CVS Health and Merger Sub as defendants. The complaints generally allege, among other things, that the merger consideration in the CVS Health Transaction is unfair, inadequate and undervalues Aetna; that the defendants failed to conduct a fair and reasonable sales process; that the CVS Merger Agreement’s deal protection provisions improperly deter other suitors from submitting a superior offer for Aetna; that our board of directors and executive officers are conflicted because they have secured unique benefits for themselves from the CVS Health Transaction not available to Aetna shareholders generally; and that the defendants authorized the filing of a materially incomplete and misleading registration statement. Among other remedies, the complaints seek to enjoin (a) the special meeting of our shareholders with respect to the CVS Health Transaction and (b) the closing of the Merger, as well as costs and attorneys’ fees. Defendants believe that the complaints are without merit.
As of February 22, 2018, one complaint has been filed by a purported CVS Health stockholder challenging the CVS Health Transaction. A putative class action complaint was filed by Ken Gawrych in Providence County, Rhode Island Superior Court. The case is captioned Gawrych v. Merlo et al. The complaint names as defendants CVS Health and each member of its board of directors. The complaint generally alleges, among other things, that CVS Health’s acquisition of Aetna is not in the best interests of CVS Health stockholders because the consideration being paid by CVS Health is excessive, that the members of CVS Health’s board of directors were motivated to enter into the transaction by their own self-interest, and that CVS Health’s financial advisors were conflicted. The complaint asserts claims for breach of fiduciary duty and failure to disclose certain material information relating to the CVS Health Transaction. Among other remedies, the complaint seeks certification of a stockholder class, declaratory and injunctive relief, and unspecified monetary damages.

Additional lawsuits arising out of or relating to the CVS Merger Agreement, the Merger and/or the CVS Health Transaction may be filed in the future.

One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

Additional information on these risks

Additional information concerning these risks, uncertainties and assumptions can be found in the section entitled “Risk Factors” beginning on page 62 of our joint proxy statement/prospectus filed February 9, 2018 with the SEC.

Risks relating to CVS Health.

Following completion of the Merger, Aetna will also be subject to the risks described in Part I, Item 1A of CVS Health’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 14, 2018, incorporated by reference into this Annual Report on Form 10-K.

Changes in Public Policy and Other Legal and Regulatory Risks

We are subject to potential changes in public policy (in respect of the ACA or otherwise) that can adversely affect the markets for our products and services and our business, operations and operating results.

The political environment in which we operate remains uncertain, including as a result of the current U.S. presidential administration and the control of the U.S. Congress by a single political party. It is reasonably possible that our business operations and operating results could be materially adversely affected by public policy changes at the federal or state level, which include amendment, repeal or replacement of the ACA but also extend to many other public policy initiatives. Such changes may present us with new financial and other challenges, which may, for example, cause membership in our health plans to decrease or make doing business in particular states less attractive. If we fail to adequately respond to such changes, including by implementing effective operational and strategic initiatives, or do not do so as effectively as our competitors, our business, operations and operating results may be materially adversely affected.

In addition to efforts to amend, repeal or replace the ACA and related regulations, we expect the federal and state governments to continue to enact and seriously consider many broad-based legislative and regulatory proposals that will or could materially impact various aspects of the health care and related benefits system and our business. At the federal level these proposals include changes in the funding levels and/or design of federally-supported benefit programs, changes in payment methodologies for health plans and/or providers under Medicare and substantial change in the regulations governing our business. At the state level, these proposals include mandating pharmacy benefits; expanded provider network requirements; significant new fees, assessments and taxes on payors, including in response to reduced federal funding or other state budgetary pressures; mandating lower out of pocket costs for members; and raising Medicaid minimum MLR thresholds above 85%, instituting profit caps on Medicaid contracts and changing the designs of state Medicaid programs. The federal and many state governments also are considering changes in the interpretation, enforcement and/or application of existing programs, laws and regulations, including substantial changes to federal funding of state Medicaid programs. At the state level, all 50 U.S. states and the District of Columbia will hold regular legislative sessions in 2018. In 2017, state legislatures focused on state budgets and taxes (including new assessments on health care premiums), stabilizing the health insurance marketplace, provider network composition and provider directory accuracy requirements, pharmacy benefit and drug coverage requirements, Medicaid reforms, “surprise” billing of members and health care delivery system transformation. We expect state legislatures to focus on these issues again in 2018, as well as the adverse impact of actual or expected changes to the ACA and other federal programs on state citizens, programs and budgets.

We cannot predict the enactment or content of new legislation and regulations or changes to existing laws or regulations or their enforcement, interpretation or application, or the effect they will have on our business operations or operating results, which could be materially adverse. Even if we could predict such matters, it is not possible to eliminate the adverse impact of public policy changes that would fundamentally change the dynamics of our industry. Examples of such change include: the federal or one or more state governments fundamentally restructuring or reducing the funding available for Medicare, Medicaid, dual eligible or dual eligible special needs plan programs, changing the tax treatment of health or related benefits, or repealing or otherwise significantly altering the ACA. The likelihood of adverse changes is increasing due to state and federal budgetary pressures, and our business and operating results could be materially and adversely affected by such changes, even if we correctly predict their occurrence. For more information on these matters, refer to “Regulatory Environment” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K.

The ACA may be amended, repealed or replaced. If the ACA is not amended, repealed or replaced, certain aspects of the ACA as currently enacted have yet to take full effect, are unclear, or are subject to effective amendment through the implementation process, making their practical effects difficult to predict. Our business and operating results may be materially and adversely affected by the ACA and/or changes to the ACA even if we correctly predict their effects.

If the ACA is not amended, repealed or replaced, certain of its components will continue to be phased in until 2022. Potential repeal of the ACA, ongoing legislative, regulatory and administrative policy changes to the ACA, the results of congressional and state level elections, pending litigation challenging aspects of the law or funding for the law and federal budget negotiations continue to create uncertainty about the ultimate impact of the ACA. Examples of recent administrative policy, legislative and regulatory changes include: the January 2018 suspension of the HIF for 2019 and delay of the “Cadillac” tax on high-cost employer sponsored health coverage until 2022; the December 2017 Tax Cuts and Jobs Act of 2017 (the “TCJA”), which repealed the ACA’s individual mandate and related penalties; the January 20, 2017 and October 12, 2017 executive orders relating to the ACA; the federal government’s October 2017 curtailment of payments related to the Cost-Sharing Subsidy Program; the November 2016 HHS announcement that risk corridor collections for the 2015 program year would be applied first to amounts owed to plans for the 2014 program year; and the May 2016 final regulations relating to the ACA’s non-discrimination requirements.

It may be particularly challenging for us to include all of our portion of the industry-wide $14.3 billion 2018 HIF in our premium rates beginning with 2017 medical customer renewals that have member months in 2018 because of the temporary suspension of the HIF for 2017 or in our premium rates for other years following a year for which the HIF is suspended.

The pending litigation challenging the ACA includes challenges by various states of the federal government’s decision to curtail payments related to the Cost-Sharing Subsidy Program. The time frame for conclusion, final outcome and ultimate impact of this litigation are uncertain.

While most of the significant aspects of the ACA became effective during or prior to 2014, as currently enacted, certain components of the ACA will continue to be phased in through 2022. In addition, parts of the ACA continue to evolve through the promulgation of executive orders, regulations and guidance. Additional changes to the ACA and those regulations and guidance at the federal and/or state level are likely, and those changes are likely to be significant. Growing state and federal budgetary pressures make it more likely that any changes, including changes at the state level in response to repeal or replacement of or changes to the ACA and/or changes in the funding levels and/or payment mechanisms of federally supported benefit programs, will be adverse to us.

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

Legislative and regulatory changes could create significant challenges to our Medicare Advantage and PDP revenues and operating results, and proposed changes to these programs could create significant additional challenges. Starting in 2017, federal funding for Medicaid expansion has decreased. Entitlement program reform, if it occurs, could have a material adverse effect on our business, operations or operating results.

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

Medicare Advantage payment rates to health plans have been cut over the last several years, with additional reductions to be phased in through 2018. CMS issued its final notice detailing final Medicare Advantage benchmark payment rates for 2018 (the “Final Notice”) in April 2017. Overall, we project the benchmark rates in the Final Notice will increase funding for our Medicare Advantage business, excluding the impact of coding trend, by less than 1 percent in 2018 compared to 2017. This 2018 rate increase only slightly offsets the challenge we face from the impact of the increasing cost of medical care (including prescription medications), the HIF and CMS local and national coverage decisions that require us to pay for services and supplies that are not factored into our bids and creates continued pressure on the Medicare Advantage program and our Medicare Advantage operating results. We cannot predict future Medicare funding levels, the impact of future federal budget actions or ensure that such changes or actions will not have an adverse effect on our Medicare operating results.

In addition, the “star ratings” from CMS for our Medicare Advantage plans will continue to have a significant effect on our plans’ operating results. Since 2015, only Medicare Advantage plans with a star rating of four or higher (out of five) are eligible for a quality bonus in their basic premium rates. CMS continues to change its rating system to make achieving and maintaining a four or higher star rating more difficult. Our star ratings and past performance scores are adversely affected by compliance issues that arise in our Medicare operations, such as our distribution of inaccurate information regarding which pharmacies were part of our Medicare network and related $1 million civil monetary penalty in 2015, notices of non-compliance and warning letters in 2016 and notices of non-compliance in 2017. During 2017, our star ratings resulted in additional revenue of approximately $760 million, inclusive of bonus payments and rebates. If our star ratings fall below 4 for a significant portion of our Medicare Advantage membership or do not match the performance of our competitors or the star rating quality bonuses are reduced or eliminated, our revenues and operating results may be significantly adversely affected.

In April 2016, CMS issued a final rule that overhauls the entire Medicaid managed care delivery system. The final rule represented the first update to Medicaid managed care regulations since 2002. Among other things the final rule required Medicaid managed care products to have a minimum MLR of 85%; established a Medicaid managed care quality rating system; and established provider network adequacy requirements. The minimum MLR requirements became effective in 2017.

Federal funding for expanded Medicaid coverage began to decrease in 2017. This reduction is causing states to re-evaluate funding for their Medicaid expansions. That re-evaluation may adversely affect Medicaid payment rates, our Medicaid membership in those states, our revenues, our Government medical benefit ratio and our operating results.

We anticipate debate concerning entitlement program reform in 2018, particularly over the federal government’s funding of the Medicaid program and potential changes to the Medicare program. If entitlement program reform occurs, it could have a material adverse effect on our business, operations or operating results, particularly on our Medicare and/or Medicaid revenues, medical benefit ratios and operating results.

We may not be able to obtain adequate premium rate increases, which would have an adverse effect on our revenues, medical benefit ratios and operating results and could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes.

Premium rates generally must be filed with state insurance regulators and are subject to their approval, which creates risk for us in the current political and regulatory environment. The ACA generally requires a review by HHS in conjunction with state regulators of premium rate increases of 10% or more (or another state-specific threshold set by states determined by HHS to have adequate processes). Rate reviews can magnify the adverse impact on our operating margins and operating results of increases in health care and other benefit costs, increased utilization of covered services, and ACA assessments, fees and taxes, by restricting our ability to reflect these increases and/or these assessments, fees and taxes in our pricing. The risk of increases in utilization of medical and/or other covered services and/or in health care and other benefit costs is particularly acute during and following periods when utilization has been below recent historical levels, during periods of changing economic conditions and/or employment levels and in products where there is significant turnover in our membership each year. Further, our ability to reflect ACA assessments, fees and taxes in our Medicare rates is limited. Similarly, our ability to reflect them in our Medicaid and/or CHIP premium rates is limited due, among other things, to the budgetary pressures currently facing many state governments. This could magnify the adverse impact on our operating margins and operating results of increases in utilization of medical and other covered services, health care and other benefit costs and/or medical cost trends that exceed our projections.

Since 2013, HHS has issued determinations to health plans that their rate increases were “unreasonable,” and we continue to experience challenges to appropriate premium rate increases in certain states. Regulators or legislatures in a number of states have implemented or are considering limits on premium rate increases, either by enforcing existing legal requirements more stringently or proposing different regulatory standards. Regulators or legislatures in a number of states also have conducted hearings on proposed premium rate increases, which can result, in some instances have resulted, in substantial delays in implementing proposed rate increases even if they ultimately are approved. Our plans can be excluded from participating in small group Public Exchanges if they are deemed to have a history of “unreasonable” rate increases. We requested significant increases in our premium rates in our small group Health Care business for 2018 and expect to continue to request significant increases in those rates for 2019 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and significant assessments, fees and taxes imposed by the federal and state governments, including the ACA. Our rates also must be adequate to reflect the risk that our products will be selected by people with a higher risk profile or utilization rate than the pool of participants we anticipated when we established the pricing for the applicable products (also known as “adverse selection”) in our products, particularly in small group products, which we expect to continue and potentially worsen in 2018 following the expiration of the ACA’s risk corridor and reinsurance programs at the end of 2016. These significant rate increases heighten the risks of adverse public and regulatory reaction and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

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

The ACA requires us to pay minimum MLR rebates each year with respect to prior years, and we expect the lower federal income tax rate enacted by the TCJA to increase the minimum MLR rebates we pay for 2018. The ACA’s minimum MLR rebate requirements limit the level of margin we can earn in our Commercial Insured and Medicare Insured businesses. CMS minimum MLR rebate regulations limit the level of margin we can earn in our Medicaid Insured business. Minimum MLR rebate requirements leave us exposed to medical costs that are higher than those reflected in our pricing. Refer to “Revenue Recognition” in Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on

Form10-K for more information. Certain portions of our Medicaid and Federal Employees Health Benefits (“FEHB”) program business are subject to minimum MLR rebate requirements in addition to but separate from those imposed by the ACA. The process supporting the management and determination of the amount of MLR rebates payable is complex and requires judgment, and the minimum MLR reporting requirements are detailed. Federal and state auditors are challenging our Commercial business’ compliance with the ACA’s minimum MLR requirements, and our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. Federal auditors also are challenging our FEHB plans’ compliance with the Office of Personnel Management’s (“OPM’s”) FEHB program specific minimum MLR requirements. Additional challenges to our methodology and/or reports relating to minimum MLR and related rebates by federal and state regulators and private litigants are reasonably possible. The outcome of these audits and additional challenges could adversely affect our operating results.

Additionally, we are required to pay minimum MLR rebates in a number of states in which we offer Medicaid coverage. In 2018, there also are pending proposals in a number of states to raise Medicaid minimum MLR thresholds above 85% and/or institute profit caps on state Medicaid contracts. These rebates and proposals are not required by the ACA; they are mandated by our Medicaid contracts or applicable state laws or regulations.

We may be subject to regulatory actions or suffer brand and reputational harm if we do not or cannot adequately implement any amendment, repeal or replacement of the ACA and/or related legislation or regulations, which may have a material adverse effect on our business.

We expect to continue to dedicate significant resources and incur significant expenses to comply with the ACA as currently enacted and implement and comply with any amendment, repeal or replacement of the ACA and/or related legislation or regulations at both the state and federal level, including implementing as well as complying with future legislation and regulations that will provide guidance on and clarification of and changes to significant parts of the legislation. If we fail to effectively implement or comply with the ACA and changes to, or repeal or replacement of, the ACA and/or related legislation or regulations and our related operational and strategic initiatives, or do not do so as effectively as our competitors, our business, operating results, brand and reputation may be materially adversely affected, we may lose customers and we may be subject to penalties, sanctions or other regulatory actions.

If we are unable to include the significant assessments, fees and taxes imposed on us by the ACA or otherwise by federal or state governments in our premiums and fees or otherwise adjust our business model to solve for them, our operating results, financial position and/or cash flows would be materially and adversely affected. The inclusion of these assessments, fees and taxes in our premiums also could adversely affect our ability to grow and/or maintain our medical membership.

The ACA imposes significant assessments, fees and taxes on us and other health insurers, health plans and other industry participants. There is some uncertainty whether we will be able to include all of these assessments, fees and taxes in our premium rates. It may be particularly challenging for us to include all of our portion of the industry-wide $14.3 billion 2018 HIF in our premium rates beginning with 2017 medical customer renewals that have member months in 2018 because of the temporary suspension of the HIF for 2017. The January 2018 suspension of the HIF for 2019 creates similar challenges for 2019 and 2020. Our ability to reflect the ACA assessments, fees and taxes in our Medicare rates is limited. Similarly, our ability to reflect them in our Medicaid and CHIP rates is limited due, among other things, to the budgetary pressures currently facing many state governments.

We cannot predict the nature or extent of any new or increased federal or state assessments, fees or taxes associated with changes in the ACA or state actions in 2018 or thereafter. Those new or increased assessments, fees or taxes may be significant. If we are unable to include assessments, fees and taxes in our premiums and fees or otherwise adjust our business model to solve for them, these assessments, fees and taxes could have a material adverse effect on our operating results, financial position and/or cash flows. The increases in our prices caused by including all of these assessments, fees and taxes in our premiums and fees also could adversely affect our ability to profitably grow and/or maintain our medical membership, for example, if our competitors do not seek to include all or a significant portion of these assessments, fees and taxes in their premiums or fees.

Our business activities are highly regulated. Our Medicare, Medicaid, dual eligible, dual eligible special needs plan, specialty and home delivery pharmacy, small group and certain other products are subject to particularly extensive and complex regulations. If we fail to comply with applicable laws and regulations, we could be subject to significant adverse regulatory actions or suffer brand and reputational harm which may have a material adverse effect on our business. Compliance with existing and future laws, regulations and/or judicial decisions may reduce our profitability and limit our growth.

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

Our Medicare, Medicaid, dual eligible, dual eligible special needs plan, specialty and home delivery pharmacy and small group products are more highly regulated than our other Health Care products. The laws and regulations governing participation in Medicare, Medicaid, dual eligible and dual eligible special needs plan programs are complex, are subject to interpretation and can expose us to penalties for non-compliance, including penalties under the federal false claims act (the “False Claims Act”) and state false claims acts. In addition, the ACA may have expanded the jurisdiction of, and our exposure to, the False Claims Act to products that are sold on Public Exchanges or otherwise subject to the ACA. The scope of the practices and activities that are prohibited by federal and state false claims acts is the subject of pending litigation. Claims under federal and state false claims acts can be brought by the government or by private individuals on behalf of the government through a qui tam or “whistleblower” suit. If we are convicted of fraud or other criminal conduct in the performance of a health program or if there is an adverse decision against us under the False Claims Act, we may be temporarily or permanently suspended from participating in government health care programs, including Medicare, Medicaid, dual eligible and dual eligible special needs plan programs, and we also may be required to pay significant fines and/or other monetary penalties.

If we fail to comply with laws and regulations that apply to government programs, we could be subject to criminal fines, civil penalties, premium refunds, prohibitions on marketing or active or passive enrollment of members, corrective actions, termination of our contracts or other sanctions which could have a material adverse effect on our ability to participate in Medicare, Medicaid, dual eligible, dual eligible special needs plan and other programs, cash flows, financial position and operating results. For example, CMS assessed a civil monetary penalty of $1 million against us in 2015 for distributing inaccurate information regarding which pharmacies were part of our Medicare network. Also, from April 2010 through June 2011, we were subject to intermediate sanctions that CMS imposed on us that required us to suspend the enrollment of and marketing to new members of all Aetna Medicare Advantage and PDP contracts. As a result of these sanctions, our 2011 Medicare membership and operating results were adversely affected because we did not participate in the annual enrollment process for 2011 and were not again eligible to receive automatic assignments of low income subsidy PDP members from CMS until September 2012.

Our products providing PBM and specialty and home delivery pharmacy services are subject to:

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

As one of the largest national health and related benefits providers, we frequently are subject to regular and special governmental market conduct and other audits, investigations and reviews by, and we receive subpoenas and other requests for information from, various federal and state agencies, regulatory authorities, attorneys general, committees, subcommittees and members of the U.S. Congress and other state, federal and international governmental authorities. For example, we have produced documents and information to the Civil Division of the DOJ in cooperation with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. Several such audits, investigations and reviews currently are pending, some of which may be resolved in 2018, and the results of which may be adverse to us.

There continues to be a heightened level of review and/or audit by federal, state and international regulators of the health and related benefits industry’s business and reporting practices, including premium rate increases, provider network adequacy, provider network directories, pharmacy formulary tiering, pharmacy network structures, utilization management and payment of providers with whom the payor does not have a contract and other health benefit plan and life insurance claim payment practices. In addition, a significant number of states are investigating life insurers’ and health insurers’ claims payment and related escheat practices. These investigations have resulted in significant charges to earnings by life insurers in connection with related settlement agreements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance and health insurance claim payment and related escheat practices. Given the judicial, legislative and regulatory uncertainty with respect to life insurance and health insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of changes in our business practices, litigation, government actions or otherwise, which could adversely affect our operating results and cash flows. For additional information on these life insurance matters, refer to “Regulatory Environment - Life and Disability Insurance” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K.

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

Regular and special governmental audits, investigations and reviews could result in changes to our business practices, and also could result in significant or material premium refunds, fines, penalties, civil liabilities, criminal liabilities or other sanctions, including suspension or exclusion from participation in government programs and suspension or loss of licensure. For example, CMS assessed a civil monetary penalty of $1 million against us in 2015. Any of these audits, investigations or reviews could have a material adverse effect on our financial position, operating results or business or result in significant liabilities and negative publicity for our company. Federal and state auditors are challenging our Commercial business’ compliance with the ACA’s minimum MLR requirements. Our Commercial business has been subject to audits related to the ACA’s risk adjustment and reinsurance data since those programs were implemented in 2014. Our Medicare and Medicaid contracts also are subject to minimum MLR audits. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS. Federal auditors also are challenging our FEHB plans’ compliance with the OPM’s FEHB program specific minimum MLR requirements. For more information on certain CMS and other audits, see “We are subject to retroactive adjustments to and/or withholding of certain premiums and fees, including as a result of CMS RADV audits. We generally rely on health care providers to appropriately code claim submissions and document their medical records. If these records do not appropriately support our risk adjusted premiums, we may be required to refund premium payments to CMS and/or pay fines and penalties under the False Claims Act” beginning on page 29.

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

Our businesses are subject to extensive and complex regulations, and many of our contracts with customers include detailed requirements. In order to be eligible to offer certain products or bid on certain contracts, we must demonstrate that we have robust systems in place to ensure that we comply with all applicable legal, regulatory and contractual requirements. These systems frequently are reviewed and audited by our customers and regulators. If our systems and processes designed to maintain compliance with applicable legal and contractual requirements, and to prevent and detect instances of, or the potential for, non-compliance fail or are deemed inadequate, we may suffer brand and reputational harm and be subject to regulatory actions, litigation and other proceedings which may result in damages, fines, suspension or loss of licensure, suspension or exclusion from participation in government programs and/or other penalties, any of which could adversely affect our business, cash flows, operating results or financial position.

Our litigation and regulatory risk profile is changing as we offer new products and expand in business areas beyond our historical core business of providing Commercial managed care and health insurance products in the United States. Changes in the ACA at the federal or state level could accelerate that change.

Historically, we focused primarily on providing Commercial managed care and health insurance products in the United States. In comparison, our Medicare and Medicaid products were significantly smaller. In 2017, our Medicare and Medicaid products accounted for 53% of total Health Care premiums. Our business continues to change due to the following:

•
Expansion within the health care marketplace: We are expanding or seeking to expand our presence in various sectors of the health care marketplace, including Medicare, Medicaid, dual eligibles, dual eligible special needs plans, international, and certain customers who are not subject to ERISA’s limits on state law remedies and working to deliver innovative products in those sectors.

•
Entry into new business and new product lines: We are in the process of developing, operating and expanding our Consumer Health and Services product line. Over the last several years we have entered into new product lines, including Insurance Exchanges, dual eligible and dual eligible special needs plan programs, support services for ACOs, data analytics, recruitment for clinical trials and HIT.

•	ACA Changes: Changes in the ACA at the federal or state level may create new products or expose us to new or expanded regulatory and/or litigation risk.

•	Acquisitions: Our 2017 acquisition of Bupa Group’s Thailand business expanded our international business.

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

Our business depends on our members’ and customers’ willingness to entrust us with their health related and other sensitive personal information. Events that negatively affect that trust, including inadequate disclosure to our members or customers of our uses of their information, failing to keep our information technology systems and our members’ and customers’ sensitive information secure from significant attack, theft, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction or that of our business associates, vendors or other third parties, including our PBM services suppliers, could adversely affect our brand and reputation, membership and revenues and also can and/or has exposed us to mandatory disclosure to the media, litigation (including class action litigation), governmental investigations and enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders, adverse actions against our licenses to do business and/or injunctive relief, any of which could adversely affect our business, cash flows, operating results or financial position. For example during 2017, in connection with the settlement of two purported class actions, a settlement administration vendor sent a notice to certain of our members that potentially revealed members’ personal health information due to the size of the window in the envelope. We have settled class action litigation and a state attorney general investigation related to this breach, and we are defending several additional litigation matters and under review by other state attorneys general and departments of insurance and the HHS Office of Civil Rights as a result of this breach. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and of our members’ and customers’ sensitive information. There can be no assurance that additional such failures will not occur, or if any do occur, that we will detect them or that they can be sufficiently remediated.

We are subject to retroactive adjustments to and/or withholding of certain premiums and fees, including as a result of CMS RADV audits. We generally rely on health care providers to appropriately code claim submissions and document their medical records. If these records do not appropriately support our risk adjusted premiums, we may be required to refund premium payments to CMS and/or pay fines and penalties under the False Claims Act.

Premiums and/or fees for Medicare members, certain federal government employee groups and Medicaid beneficiaries are subject to retroactive adjustments and/or withholding by the federal and applicable state governments. Our business that is subject to the ACA, including amounts payable to us or payable by us under the ACA’s premium stabilization programs and our risk adjustment and reinsurance data, also is subject to audit by governmental authorities. CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of the services we provide to our Medicare members.

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

CMS is transitioning the process of calculating Medicare members’ risk scores from using diagnoses data from the Risk Adjustment Processing System, or RAPS, to using diagnoses data from the Encounter Data System, or EDS. The RAPS process requires Medicare Advantage plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires Medicare Advantage plans to submit all encounter data, and CMS applies the risk adjustment filtering logic to determine the risk scores. For 2018, 15% of the risk score will be calculated from claims data submitted through EDS. The transition from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues or filtering logic differences between RAPS and EDS and could have a material adverse effect on our results of operations, financial position or cash flows.

Federal regulators review and audit the providers’ medical records to determine whether those records support the related diagnosis codes that determine the members’ health status and the resulting risk-adjusted premium payments to us. In that regard, CMS has instituted risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage plans for various contract years, including certain of the Company’s plans for certain contract years, to validate coding practices and supporting medical record documentation maintained by health care providers and the resulting risk adjusted premium payments to the plans. CMS may require us to refund premium payments if our risk adjusted premiums are not properly supported by medical record data. The OIG also is auditing risk adjustment data of us and other companies, and we expect CMS and the OIG to continue auditing risk adjustment data. We also have produced documents and information to the Civil Division of the DOJ in cooperation with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program.

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

If we fail to report and correct errors discovered through our own auditing procedures or during a CMS audit or otherwise fail to comply with the applicable laws and regulations, we could be subject to fines, civil penalties or other sanctions, including fines and penalties under the False Claims Act, which could have a material adverse effect on our ability to participate in Medicare Advantage, Part D or other government programs, and on our financial position, cash flows and operating results.

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

Any premium or fee refunds, adjustments or withholding or civil or criminal fines or penalties, or other sanctions, including restrictions on or changes in the way we do business, loss of licensure or exclusion from participation in government programs, resulting from regulatory audits or investigations, whether as a result of RADV, Public Exchange related, recovery audit program or other audits or investigations by CMS, the OIG, HHS, the DOJ or otherwise, including audits of our minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect our operating results, financial position and cash flows. For more information refer to “Regulatory Environment” of MD&A included in Part II, Item 7 of this Annual Report on Form10-K and “Litigation and Regulatory Proceedings” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form10-K.

If our service providers fail to meet their contractual obligations to us or to comply with applicable laws or regulations, we may be exposed to brand and reputational harm, litigation or regulatory action. This risk is particularly high in our Medicare, Medicaid, dual eligible and dual eligible special needs plan programs.

We contract with various third parties to perform certain functions and services and provide us with certain information technology systems. Our arrangements with these third parties may expose us to public scrutiny, adversely affect our brand and reputation, expose us to litigation or regulatory action, and otherwise make our operations vulnerable if we fail to adequately oversee, monitor and regulate their performance or if they fail to meet their contractual obligations to us or to comply with applicable laws or regulations. For example, certain of our vendors have been responsible for releases of sensitive information of our members and employees, which has caused us to incur additional expenses and given rise to litigation against us.

These risks are particularly high in our Medicare, Medicaid, dual eligible and dual eligible special needs plan programs, where third parties perform pharmacy benefit management, medical management and other member related services for us. Any failure of our or these third parties’ prevention, detection or control systems related to regulatory compliance, compliance with our internal policies, data security and/or cybersecurity or any incident involving the theft, misappropriation, loss or other unauthorized disclosure of, or access to, members’, customers’ or other constituents’ sensitive information could require us to expend significant resources to remediate any damage, interrupt our operations and adversely affect our brand and reputation and also expose us to whistleblower, class action and other litigation, other proceedings, prohibitions on marketing or active or passive enrollment of members, corrective actions, fines, sanctions and/or penalties, any of which could adversely affect our business, cash flows, operating results or financial position. For more information on these matters, see “Our business activities are highly regulated. Our Medicare, Medicaid, dual eligible, dual eligible special needs plan, specialty and home delivery pharmacy, small group and certain other products are subject to particularly extensive and complex regulations. If we fail to comply with applicable laws and regulations, we could be subject to significant adverse regulatory actions or suffer brand and reputational harm which may have a material adverse effect on our business. Compliance with existing and future laws, regulations and/or judicial decisions may reduce our profitability and limit our growth” beginning on page 25.

Programs funded in whole or in part by the U.S. federal government account for over half of our revenue. A delay by Congress in raising the federal government’s debt ceiling could lead to a delay, reduction, suspension or cancellation of federal government spending and a significant increase in interest rates that could, in turn, have a material adverse effect on our businesses, operating results and cash flows.

The federal government’s “debt ceiling”, or the amount of debt the federal government is permitted to borrow to meet its legal obligations (including, among other things, interest on the national debt, Medicare and Medicaid premiums, Social Security benefits and contributions to the Federal Employees Health Benefits Program), is limited by statute and can only be raised by an act of Congress.

If Congress does not raise the debt ceiling before the federal government’s current obligations approach or exceed its cash on hand and incoming receipts, federal government spending may be subject to delay, reduction, suspension or cancellation, including a federal government shutdown, which may be prolonged. Over half of our revenues are derived from health care coverage programs that are funded in whole or in part by the federal government, including the Medicare, Medicaid, dual eligible and dual eligible specials needs plan programs, CHIP and the Federal Employees Health Benefits Program. If federal spending is delayed, suspended or curtailed, we would continue to receive claims from providers providing services to beneficiaries of these programs, and we could be liable for, and be required to fund, such claims. A failure to timely raise the debt ceiling could have a material adverse effect on our businesses, operating results, cash flows, brand and reputation and, in the case of a prolonged failure to raise the debt ceiling, our financial position.

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

Premiums for our insured Health Care Products, which comprised 86% of our total consolidated revenues for 2017, are priced in advance based on our forecasts of health care and other benefit costs during a fixed premium period, which is generally one year. These forecasts are typically developed several months before the fixed premium period begins, are influenced by historical data (and recent historical data in particular), are dependent on our ability to anticipate and detect medical cost trends and changes in our members’ behavior and healthcare utilization patterns and require a significant degree of judgment. For example, our revenue on Medicare policies is based on bids submitted in June of the year before the contract year. Cost increases in excess of our projections cannot be recovered in the fixed premium period through higher premiums. As a result, our profits are particularly sensitive to the accuracy of our forecasts and our ability to anticipate and detect medical cost trends. Even relatively small differences between predicted and actual health care and other benefit costs as a percentage of premium revenues can result in significant adverse changes in our operating results.

Our health care and other benefit costs can be affected by external events that we cannot forecast or anticipate and over which we have little or no control, such as emerging changes in the economy and/or public policy, additional government mandated benefits or other regulatory changes, changes in our members’ behavior and healthcare utilization patterns, changes in health care practices, new technologies, increases in the cost of prescription drugs, influenza related health care costs (which may be substantial and are currently projected to be higher in 2017-2018 than the elevated levels experienced in 2009-2010), direct-to-consumer marketing by pharmaceutical companies, clusters of high cost cases, epidemics, pandemics, terrorist attacks or other man-made disasters, natural disasters or other events that materially increase utilization of medical and/or other covered services, as well as changes in provider billing practices. Our health care and other benefit costs also can be affected by changes in our business mix, product designs, contracts with providers, medical management, underwriting, rating and/or claims processing methods and processes, and our medical management initiatives may not deliver the reduction in utilization and/or medical cost trend that we project.

It is particularly difficult to accurately anticipate, detect, forecast, manage and reserve for medical cost trends and utilization of medical and/or other covered services during and following periods when such utilization and/or trends are below recent historical levels, during periods of changing economic conditions and employment levels and for products with substantial membership turnover. For example, at December 31, 2017, we held a premium deficiency reserve of $16 million for the 2018 coverage year related to our Medicaid products. Similarly, during calendar year 2014, medical costs in our smaller middle market and individual businesses were higher than we projected, and during the calendar years 2010-2013, medical costs and members’ utilization of medical and/or other covered services were lower than we projected and members’ utilization was below recent historical levels. We expect utilization to increase in 2018 when compared to 2017.

We have implemented price increases for 2018. If health care and other benefit costs are higher than the levels reflected in our pricing or if we are not able to obtain appropriate pricing on new or renewal business, our prices will not reflect the risk we assume, and our operating results will be adversely affected. If health care and other benefit costs are lower than we predict, our prices may be higher than those of our competitors, which may cause us to lose membership. For more information, see “Critical Accounting Estimates - Health Care Costs Payable” of MD&A included in Part II, Item 7 of this Annual Report on Form10-K.

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

In addition, our Medicare, Medicaid and CHIP products are subject to termination without cause, periodic re-bid, rate adjustment and program redesign, as customers seek to contain their benefit costs, particularly in an uncertain economy. These actions may adversely affect our membership, revenues and operating results.

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

In our Health Care business, we compete on the basis of many factors, including perceived overall quality, quality of service, comprehensiveness of coverage, cost (including premium, provider discounts and member out-of-pocket costs), product design, financial stability and ratings, breadth and quality of provider networks, providers available in such networks, and quality of member support and care management programs. Our competitors in our Health Care business include, among others, UnitedHealth Group Incorporated, Anthem, Inc., Humana Inc., Cigna Corporation, WellCare Health Plans, Inc., Centene Corporation, Molina Healthcare, Inc., Kaiser Permanente, health system owned health plans and new entrants into the marketplace, and numerous for-profit and not-for-profit organizations operating under licenses from the Blue Cross and Blue Shield Association. Our largest competitor in our Medicare products is Original Medicare. Additional competitors in our businesses include other types of medical and dental provider organizations, various specialty service providers (including pharmacy benefit management services providers), health care consultants, financial services companies, integrated health care delivery organizations (networks of providers who also coordinate administrative services for and assume insurance risk of their members), third-party administrators, HIT companies and, for certain plans, programs sponsored by the federal or state governments. Emerging competitors include start up health care benefit plans, provider-owned health plans, new joint ventures (including not-for-profit joint ventures among firms from multiple industries), technology firms, financial services firms that are distributing competing products on their proprietary Private Exchanges, consulting firms that are distributing competing products on their proprietary Private Exchanges, as well as non-traditional distributors such as retail companies. In particular geographies, competitors may have greater capabilities, resources or membership; a more established reputation; superior supplier or health care professional arrangements; better business relationships; or other factors that give such competitors a competitive advantage. We compete for sales on Insurance Exchanges and are developing and expanding our Consumer Health and Services product line, where we face additional risks from existing and new competitors (including our vendors) who have lower cost structures, greater experience marketing to consumers and/or who target the higher margin portions of our business. Among our international and HIT competitors, many have longer operating histories, better brand recognition and greater market presence in many of the areas in which we are seeking to expand and more experience at rapidly innovating products. If we do not compete effectively in the geographies and product areas in which we operate, our business, operating results, financial position and cash flows could be materially and adversely affected.

A number of factors, many of which are beyond our control, contribute to rising health care and other benefit costs. If we are unable to satisfactorily manage our health care and other benefit costs, our operating results and competitiveness will be adversely affected.

A number of factors contribute to rising health care and other benefit costs, including previously uninsured members entering the health care system, changes in members’ behavior and healthcare utilization patterns, turnover in our membership, additional government mandated benefits or other regulatory changes, changes in the health status of our members, the aging of the population and other changing demographic characteristics, advances in medical technology, increases in the number and cost of prescription drugs (including specialty pharmacy drugs), direct-to-consumer marketing by pharmaceutical companies, the increasing influence of social media on our members’ utilization and other behavior, changes in health care practices and inflation. In addition, government-imposed limitations on Medicare and Medicaid reimbursements to health plans and providers have caused the private sector to bear a greater share of increasing health care and other benefits costs over time, and future amendments or repeal or replacement of the ACA that increase the uninsured population may exacerbate this problem. Other factors that affect our health care and other benefit costs include changes as a result of the ACA, changes to the ACA and other changes in the regulatory environment, the evolution toward a consumer driven business model, changes in health care practices, general economic conditions (such as inflation and employment levels), new technologies, influenza related health care costs (which may be substantial and are currently projected to be higher in 2017-2018 than the elevated levels experienced in 2009-2010), clusters of high-cost cases, epidemics or pandemics, health care provider and member fraud, and numerous other factors that are or may be beyond our control.

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

Programs funded in whole or in part by the federal government account for over half our revenue, and we expect that percentage to increase. As our government funded business grows, our exposure to changes in federal and state government policy with respect to and/or regulation of the various government funded programs in which we participate also increases.

Our revenues from government-funded health and other programs, including our Medicare, Medicaid, dual eligible and dual eligible special needs plan businesses and our government customers in our Commercial business, are dependent on annual funding by the federal government and/or applicable state or local governments. Federal, state and local governments have the right to cancel or not to renew their contracts with us on short notice without cause or if funds are not available. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities.

For example, CMS is transitioning the process of calculating Medicare members’ risk scores from using diagnoses data from the Risk Adjustment Processing System, or RAPS, to using diagnoses data from the Encounter Data System, or EDS. The RAPS process requires Medicare Advantage plans to apply a filter logic based on CMS guidelines and only submit claims that satisfy those guidelines. For submissions through EDS, CMS requires Medicare Advantage plans to submit all encounter data, and CMS applies the risk adjustment filtering logic to determine the risk scores. For 2018, 15% of the risk score will be calculated from claims data submitted through EDS. The transition from RAPS to EDS could result in different risk scores from each dataset as a result of plan processing issues, CMS processing issues or filtering logic differences between RAPS and EDS and could have a material adverse effect on our results of operations, financial position or cash flows.

In addition, while the ACA provided substantial federal funding for the expansion of the number of people who qualify to enroll in Medicaid beginning in 2014, but that funding began to decrease in 2017, and the future of that funding is uncertain. As a result, in 2018, states are preparing for the adverse impact on their budgets and programs of expected changes to the ACA and other federal programs by seeking to reduce their Medicaid expenditures by raising minimum MLR thresholds, instituting profit caps and/or changing the design of their Medicaid programs. These changes could have a material adverse effect on the revenues, medical benefit ratio and operating results of our Medicaid contracts and/or our ability to grow our Medicaid membership, revenues and operating results.

Our government customers also determine the eligibility criteria, premium levels and other aspects of Medicare, Medicaid, dual eligible and dual eligible special needs plan programs that affect the number of persons enrolled in these programs, the services provided to enrollees under the programs, and our administrative and health care and other benefit costs under these programs. In the past, determinations of this type have at times adversely affected our operating results from and willingness to participate in such programs, and they may do so again in the future. If a government customer reduces premium levels or increases premiums by less than the increase in our costs (such as by not allowing us to recover ACA and other applicable fees, taxes and assessments), and we cannot offset the impact of these actions with supplemental premiums and/or changes in benefit plans, then our business and operating results could be adversely affected. In addition, if states allow certain programs to expire, reduce the number of firms with which they contract for Medicaid managed care services or choose to opt out of Medicaid expansion, we could experience reduced Medicaid enrollment or reduced Medicaid enrollment growth, which would adversely affect our business, revenues and operating results.

In addition, the terms of our disability products often provide that the benefits due to beneficiaries are reduced by the amount of certain federal benefits they receive, most notably Social Security Disability Insurance (“SSDI”) payments. If such payments are suspended or reduced for any reason, including due to funding shortfalls for the SSDI program, our disability payment obligations and related reinsurance receivable from HLAIC would be increased accordingly, and such increase could be material.

Unanticipated increases in our ACA compliant small group Commercial product health care benefit costs adversely affected our 2016 operating results and could adversely affect our operating results in 2018 and future years. There can be no assurance that our pricing or other actions will maintain or improve the profitability of our ACA compliant small group Commercial products in 2018. There can be no assurance that the future health care benefit costs of our ACA compliant small group Commercial products will not exceed our projections.

Unanticipated increases in our ACA compliant small group Commercial product health care benefit costs adversely affected our 2016 operating results and could adversely affect our operating results in 2018 and future years.

We have set 2018 premium rates for our ACA compliant small group Commercial products based on our projections, including as to the health status and quantity of small group Commercial product membership and utilization of medical and/or other covered services by small group Commercial product members. There can be no assurance that our pricing or other actions will improve the profitability of our ACA compliant small group Commercial products in 2018 or any future year.

The premium rates for our ACA compliant small group Commercial products are set in advance and fixed for one-year periods. As a result, health care benefit costs in excess of the projections reflected in our pricing for those products cannot be recovered in the fixed premium period through higher premiums. The profitability of ACA compliant small group Commercial products is particularly sensitive to the accuracy of our forecasts of health care benefit costs. Those forecasts were made several months before the fixed premium period began, require a significant degree of judgment and are dependent on our ability to detect medical cost trends as well as the accuracy of our projections used in setting our ACA compliant small group Commercial product premium rates.

There can be no assurance regarding the accuracy of the health care benefit cost, membership or other projections reflected in our ACA compliant small group Commercial product pricing. The risks related to the accuracy of projections reflected in our pricing are magnified by adverse selection among individuals who require or utilize more expensive medical and/or other covered services, other plans’ withdrawals from participation in the Insurance Exchanges we serve and legislation, regulations, enforcement activity and/or judicial decisions that cause Insurance Exchanges or Insurance Exchange products to operate in a manner different than what we projected in setting our Insurance Exchange product premium rates, such as ongoing initiatives in several states to require insurers to allow members to pay insurers less for certain high cost drugs than the amounts assumed in pricing of their Public Exchange products. On-going uncertainty regarding the funding of ACA-related programs and subsidies can be expected to create additional instability in the marketplace. For additional information on certain of the medical cost trend, pricing and economic conditions risks associated with our Insurance Exchange and other Health Care products, see “We may not be able to accurately forecast health care and other benefit costs, which could adversely affect our operating results. We may not able to obtain appropriate pricing on new or renewal business” beginning on page 31; and “We may not be able to obtain adequate premium rate increases, which would have an adverse effect on our revenues, medical benefit ratios and operating results and could magnify the adverse impact of increases in health care and other benefit costs and of ACA assessments, fees and taxes” on page 23.

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

A large portion of health care claims are not submitted to us until after the end of the quarter in which services are rendered by providers to our members. Our reported health care costs payable for any particular period reflect our estimates of the ultimate cost of such claims as well as claims that have been reported to us but not yet paid. We also must estimate the amount of rebates payable under the ACA’s, CMS’s and OPM’s minimum MLR rules and the amounts payable by us to, and receivable by us from, the U.S. federal government under the ACA’s remaining premium stabilization program.

Our estimates of health care costs payable are based on a number of factors, including those derived from historical claim experience, but this estimation process also makes use of extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, turnover and other changes in membership, changes in product mix, changes in the utilization of medical and/or other covered services, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. We estimate health care costs payable periodically, and any resulting adjustments, including premium deficiency reserves, are reflected in current-period operating results within health care costs. For example, at December 31, 2017, we held a premium deficiency reserve of $16 million for the 2018 coverage year related to our Medicaid products. A worsening (or improvement) of health care cost trend rates or changes in claim payment patterns from those that we assumed in estimating health care costs payable at December 31, 2017 would cause these estimates to change in the near term, and such a change could be material.

Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends or accurately estimate the cost of incurred but not yet reported claims or reported claims that have not been paid, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited, which would further exacerbate the extent of any negative impact on our operating results. These risks are particularly acute during and following periods when utilization of medical and/or other covered services and/or medical cost trends are below recent historical levels and in products where there is significant turnover in our membership each year, and such risks are further magnified by the ACA and other legislation and regulations that limit our ability to price for our projected and/or experienced increases in utilization and/or medical cost trends.

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

Our health care products that involve greater potential risk generally tend to be more profitable than administrative services contract products. Small employer groups are more likely to purchase our higher-risk health care products because such purchasers are generally unable or unwilling to bear greater liability for health care expenditures. Typically, government-sponsored programs also involve our higher-risk health care products and have lower profit margins than our Insured Commercial products, and our membership is projected to continue to shift towards higher revenue, higher MBR Government products in 2018. A shift of enrollees from more profitable products to less profitable products could have a material adverse effect on our operating results.

We face challenges in growing our Medicare Advantage membership.

We are seeking to substantially grow our Medicare Advantage membership, revenue and operating results in 2018 and over the next several years, including by significantly expanding our Medicare service area. The organic expansion of our Medicare service area is subject to the ability of CMS to process our requests for service area expansions and our ability to build cost competitive provider networks in the expanded service areas that meet applicable network adequacy requirements. CMS’ decisions on our requests for service area expansions also may be affected adversely by compliance issues that arise in our Medicare operations. If we are not successful in expanding our Medicare service area, we may not be able to achieve our Medicare Advantage growth goals.

We face challenges in growing our Medicaid membership, and expanding our Medicaid membership exposes us to additional risks.

We are seeking to substantially grow our Medicaid, dual eligible and dual eligible special needs plan membership over the next several years. In many instances, to acquire and retain our government customers’ business, we must bid against our competitors in a highly competitive environment. Winning bids often are challenged successfully by unsuccessful bidders. For example, as of January 2018, certain of our winning Medicaid bids are being protested, and during 2017 we were not successful in retaining certain Medicaid contracts. As a result, we are seeking to improve our process for responding to Medicaid requests for proposal. Our ability to maintain and grow membership, revenues and operating results in our Medicaid products is dependent on our remaining competitive on price, performance and preparing successful bids. In cases where our bid is successful, we incur defense costs and may incur unreimbursed implementation and other costs to meet contractual deadlines even if we ultimately lose the challenge.

If we are successful in expanding our Medicaid membership, we may increase our exposure to states that face budgetary pressures, hospitals and other providers that face revenue challenges associated with uncompensated care, and pressures on our operating margins driven by the projected rapid growth in the size of and cost of care for the Medicaid eligible population.

Extreme events, or the threat of extreme events, could materially increase our health care (including behavioral health), life insurance and disability costs and impact our business continuity. We cannot predict whether or when any such events will occur.

Nuclear, biological or other attacks, whether as a result of war or terrorism, other man-made disasters, natural disasters, epidemics, pandemics and other extreme events can affect the U.S. economy in general, our industry and us specifically. In particular, such extreme events or the threat of such extreme events could result in significant health care (including behavioral health), life insurance and disability costs, which would also be affected by the government’s actions and the responsiveness of public health agencies and other insurers. In addition, our life insurance members and our employees and those of our vendors are concentrated in certain large, metropolitan areas which may be particularly exposed to these events. Such events could adversely affect our business, cash flows, and operating results, and, in the event of extreme circumstances, our financial position or viability, particularly if our responses to such events are less adequate than those of our competitors.

Our business could also be adversely affected if we do not maintain adequate procedures for crisis management, disaster recovery and business continuity during and after such events. Other than obtaining insurance coverage for our facilities and limited reinsurance of our Health Care liabilities, there are few, if any, commercial options through which to transfer the exposure from terrorism or other extreme events away from us.

Risks Related to Our Operations

Unless we are able to develop alternative sources of revenue and earnings and achieve transformational change in our business model, our ability to profitably grow our business could be adversely affected.

We operate in a highly competitive environment and in an industry that is subject to significant ongoing changes from marketplace pressures brought about by public policy forces, the ACA, changes to or repeal or replacement of the ACA, Insurance Exchanges, customer demands, demographic shifts, new and expanding health care capabilities, business consolidations, strategic alliances, new market entrants, legislative and regulatory changes and marketing practices. As a result of these and other factors, our ability to grow profitably through the sale of traditional Insured health care and related benefits products in the United States may be limited. In order to profitably grow our business in the future, we plan to diversify the sources of our revenue and earnings, including by significantly expanding the number of geographies in which we offer our Medicare products, and transform our business model, including through developing and expanding our Consumer Health and Services product line, making investments in consumer engagement capabilities and our Consumer Health and Services’ technology and other services for health systems and provider organizations (including joint ventures, ACOs and collaborative provider networks), optimizing our business platforms and expanding internationally. If we do not achieve our diversification and transformation goals, our business, cash flows and operating results could be adversely affected.

Achieving our transformation goals will require us to devote significant senior management and other resources to acquisitions or other transactions and to develop internally or acquire new products, solutions and technology before any significant revenues or earnings are generated from such initiatives. If we are not able to acquire and/or develop and launch new products and solutions, our ability to profitably grow our business could be adversely affected.

We and our vendors have experienced cyber attacks. We can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future.

We and our vendors have experienced a variety of cyber attacks, and we and our vendors expect to continue to experience cyber attacks going forward. Among other things, we have experienced automated attempts to gain access to our public facing networks, brute force, SYN flood and distributed denial of service attacks, attempted malware infections, vulnerability scanning, ransomware attacks, spear-phishing campaigns, mass reconnaissance attempts, injection attempts, phishing, PHP injection and cross-site scripting. We also have seen an increase in attacks designed to obtain access to consumers’ accounts using illegally obtained demographic information. Although the impact of such attacks has not been material to our operations or operating results through December 31, 2017, we can provide no assurance that we or our vendors will be able to detect, prevent or contain the effects of such attacks or other information security (including cybersecurity) risks or threats in the future. As we expand our Consumer Health and Services product line (including through growth of our joint venture and accountable care relationships with providers), increase the amount and types of data we acquire, generate and use, increase the amount of information we make available to members, consumers and providers on mobile devices, expand our use of vendors, expand internationally and expand our use of social media, our exposure to these data security and related cybersecurity risks, including the risk of undetected attacks, damage, loss or unauthorized disclosure or access to and/or disruption of our systems and the customer, member, provider, employee, ACO, joint venture, vendor and other third party information they contain, increases, and the cost of attempting to protect against these risks also increases.

The costs of attempting to protect against the foregoing risks and the costs of responding to a cyber-incident are significant. Large scale data breaches at other entities increase the challenge we and our vendors face in maintaining the security of our information technology systems and of our members’ and customers’ sensitive information. Following a cyber-incident, our and/or our vendors’ remediation efforts may not be successful, and a cyber-incident could result in interruptions, delays or cessation of service, and loss of existing or potential customers. In addition, breaches of our and/or our vendors’ security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers or other third-parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, and result in investigations, regulatory enforcement actions, material fines and penalties, loss of customers, litigation or other actions which could have a material adverse effect on our business, brand, reputation, cash flows and operating results.

We may not be able to effectively manage our general and administrative expenses to competitive levels, which may reduce our membership or profitability, or we may need to implement expense reduction measures that adversely affect our future growth potential.

Our operating results depend in part on our ability to manage our general and administrative expenses to competitive levels while delivering improved customer, member and provider service, expanding our marketplace presence and accomplishing our strategic initiatives, including developing, operating and expanding our Consumer Health and Services product line. Controlling general and administrative expenses is particularly important in our Health Care businesses that are subject to regulatory changes that may restrict our underwriting margins (calculated as premiums less health care costs), such as minimum MLR requirements. We have significant fixed costs, and our ability to reduce variable costs in the short term is limited. We attempt to manage general and administrative expenses by, among other things, making our processes more efficient, reducing the number of products we offer and controlling costs for salaries and related benefits, information technology and other general and administrative costs. However, we may not be successful in achieving the intended benefits of the cost-cutting and process improvement initiatives we undertake. In addition, our cost-cutting measures may adversely affect our ability to implement changes to the ACA and other regulatory requirements, attract and retain key employees, maintain robust management practices and controls (including internal controls over financial reporting), implement improvements in technology and achieve our strategic goals, including profitable membership growth. Given the foregoing, we can provide no assurance that we will be able to manage our general and administrative expenses to competitive levels, which may reduce our membership, profitability and operating results and adversely affect our business and future growth potential.

Our business success and operating results depend in part on effective information technology systems and on continuing to develop and implement improvements in technology.

We have many different information and other technology systems supporting our businesses (including as a result of our acquisitions). Our businesses depend in large part on these systems to adequately price our products and services; accurately establish reserves, process claims and report operating results; and interact with providers, employer plan sponsors, members and vendors, including our PBM services suppliers, in an efficient and uninterrupted fashion. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Certain of our technology systems (including software) are older, legacy systems that are less flexible, less efficient and require a significant ongoing commitment of capital and human resources to maintain, protect and enhance them and to integrate them with our other systems. We must re-engineer and reduce the number of these systems to meet changing consumer and vendor preferences and needs, improve our productivity and reduce our operating expenses. We also need to develop or acquire new technology systems, contract with new vendors or modify certain of our existing systems to support the Consumer Health and Services products we are developing, operating and expanding and/or to meet current and developing industry and regulatory standards, including with regard to minimum MLR rebates, Insurance Exchanges, and various aspects of the ACA, and to keep pace with continuing changes in information processing technology and emerging cybersecurity risks and threats. If we fail to achieve these objectives, our ability to profitably grow our business and/or our operating results may be adversely affected.

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

Many of our businesses, processes and systems, both those we have acquired or will acquire, and those we have developed or are developing, are not integrated, are complex or require disproportionate resources in order to work together effectively. Businesses, processes and systems that are excessively complex or are not effectively integrated may adversely affect our ability to compete by, among other things, increasing our costs relative to competitors, reducing our flexibility and limiting our ability to react quickly to marketplace opportunities or changing circumstances. Accordingly, we must effectively and efficiently simplify and integrate these businesses, processes and systems to meet changing consumer and vendor needs and improve our productivity. This task is significantly more difficult when we pursue multiple transactions or other initiatives, such as significant acquisitions, strategic alliances, joint ventures and multi-year strategic projects (including developing, operating and expanding our Consumer Health and Services product line and implementing new provider support programs), simultaneously. Our existing business partnership relationships and a limited budget of human resources and capital present further challenges.

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

Our products are sold primarily through our sales personnel, who frequently work with independent brokers, consultants and agents who assist in the production and servicing of business. The independent brokers, consultants and agents generally are not dedicated to us exclusively and may frequently recommend and/or market health care benefits products of our competitors. Accordingly, we must compete intensely for their services and allegiance. Our sales could be adversely affected if we are unable to attract, retain or motivate sales personnel and third-party brokers, consultants and agents, or if we do not adequately provide support, training and education to this sales network regarding our complex product portfolio, or if our sales strategy is not appropriately aligned across distribution channels. This risk is heightened as we develop, operate and expand our Consumer Health and Services product line and our business model evolves to include a greater focus on consumers and direct-to-consumer sales, such as competing for sales on Insurance Exchanges.

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

We also face other risks that could adversely affect our business, operating results, financial position, and/or cash flows, which include:

•
Health care benefits fraud by providers, members and/or brokers that is not prevented or detected and impacts our medical cost trends or the medical expenses of our self-insured customers. In addition, in an adverse and/or uncertain economic environment, whether in the United States or abroad, our businesses may see increased fraudulent claims volume, which may lead to additional costs because of an increase in disputed claims and litigation;

•
Assessments under guaranty fund laws for obligations of insolvent insurance companies (such as the assessment for Penn Treaty Network America Insurance Company and one of its subsidiaries described in Note 17 “Commitments and Contingencies - Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools”

included in Part II, Item 8 of this Annual Report on Form 10-K), HMOs, ACA co‑ops and other payors to policyholders and claimants;

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

•
Failure to adequately manage our run-off businesses and/or our regulatory and financial exposure to businesses we have sold, including our domestic group life insurance, group disability insurance and absence management businesses.

Risks Related to Customer Perceptions of our Products and Services

In order to be competitive in the increasingly consumer-oriented marketplace for our products and services, we will need to develop and deploy our Consumer Health and Services products and make investments in consumer engagement, reduce our cost structure and face new competitors. If we are unsuccessful, our future growth and profitability may be adversely affected.

Historically, employers have been our most significant customers. However, decisions to buy our products and services are increasingly made or influenced by consumers, either through direct purchasing (for example, Medicare Advantage plans) or through Insurance Exchanges that allow individual choice. In response to this demand, we are expanding our consumer focus, including the development and expansion of our Consumer Health and Services product line. To compete effectively in the consumer-driven marketplace, we will be required to develop or acquire new capabilities, attract new talent and develop new service and distribution relationships that respond to consumer needs and preferences.

We also will have to respond to pricing and other actions taken by existing competitors as well as potentially disruptive new entrants. Regulatory and participation requirements for exchange-based plans tend to emphasize price and make competitive differentiation based on other attributes more difficult. Accordingly, we face competitive pricing pressures from existing and new competitors (including our vendors and others who may have lower cost structures than we do), and these pressures may reduce our operating margins or limit sales of our products and services. Our competitors may bring their Insurance Exchange and other consumer products to market more quickly, have greater experience marketing to consumers and/or may be targeting the higher margin portions of our business. These risks may be enhanced if employers shift to defined contribution health care benefits plans and make greater utilization of Private Exchanges or encourage their employees to purchase health insurance on the Public Exchanges. We can provide no assurance that we will be able to develop or operate successful or profitable consumer products or compete successfully or profitably on Public Exchanges or Private Exchanges or that we will be able to benefit from any opportunities presented by Public Exchanges or Private Exchanges. If we do not develop and expand competitive and profitable consumer products, are not competitive on Insurance Exchanges or are unsuccessful in reducing our cost structure, our future growth and profitability may be adversely affected.

We may not be able to compete effectively in the HIT business and earn a profit. Our HIT business increases our risk of patent infringement and other intellectual property litigation and may become subject to significant regulation in the future.

With our current focus on consumer engagement, joint ventures, ACOs, collaborative provider networks and optimizing our business platforms and our 2014 acquisition of bswift, we have increased our commitment to HIT products and solutions, a business that is rapidly changing and highly competitive. There is no assurance that we will be able to successfully adapt to changes to the HIT marketplace, or compete effectively and earn a profit in our HIT business. Our technology products and solutions may not operate as intended. Moreover, we may not have identified and mitigated, or be able to identify and mitigate, the significant risks of pursuing the HIT business, including the risk that we will be unable to protect our proprietary rights and the risks of patent infringement and other intellectual property litigation against us. Certain of our HIT products and/or solutions have been subject to patent litigation, which is often associated with significant litigations costs, damages and/or injunctions.

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

Our ability to attract and retain membership is dependent upon providing cost effective, quality customer service operations (such as call center operations, claim processing, outsourced PBM functions, home delivery pharmacy prescription delivery, specialty pharmacy prescription delivery, customer case installation and on-line access and tools) that meet or exceed our customers’ and members’ expectations. As we seek to reduce general and administrative expenses, we must balance the potential impact of cost-saving measures on our customer and other service and performance. If we misjudge the effects of such measures, customer and other service may be adversely affected. We depend on third parties for certain of our customer service, PBM and prescription delivery operations. For example, CaremarkPCS Health, L.L.C. (and its predecessors, collectively, “Caremark”, a wholly-owned subsidiary of CVS Health) and Express Scripts provide us with certain PBM services. If we or our vendors fail to provide service that meets our customers’ and members’ expectations, we may have difficulty retaining or growing profitable membership, which can adversely affect our operating results. For example, noncompliance with any privacy or security laws or regulations or any security breach involving one of our third party vendors could have a material adverse effect on our businesses, operating results, brand and reputation.

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

While we believe joint ventures, ACOs and other non-traditional health care provider organizational structures present opportunities for us, the implementation of our joint ventures and other non-traditional structure strategies may not achieve the intended results, which could adversely affect our operating results and cash flows. Among other things, joint ventures require us to maintain collaborative relationships with our counterparties, continue to gain access to provider rates that make the joint ventures economically sustainable and devote significant management time to the operation and management of the joint venture. We may not be able to achieve these objectives in one or more of our joint ventures, which could adversely affect our operating results and cash flows.

Continuing consolidation and integration among providers and other suppliers may increase our medical and other covered benefits costs, make it difficult for us to compete in certain geographies and create new competitors.

Hospitals and other provider and health systems continue to consolidate across the industry. While this consolidation could increase efficiency and has the potential to improve the delivery of health care services, it also reduces competition and the number of potential contracting parties in certain geographies. These health systems also are increasingly forming and considering forming health plans to directly offer health insurance in competition with us, a process that has been accelerated by the ACA. In addition, ACOs (including commercial and Medicaid-only ACOs developed as a result of state Medicaid laws), practice management companies, consolidation among and by integrated health systems and other changes in the organizational structures that physicians, hospitals and other health care providers adopt continues to change the way these providers interact with us and the competitive landscape in which we operate. These changes may increase our medical and other covered benefits costs, may affect the way we price our products and services and estimate our medical and other covered benefits costs and may require us to change our operations, including by withdrawing from certain geographies where we do not have a significant presence across our businesses or are unable to collaborate or contract with providers on acceptable terms. Each of these changes may adversely affect our business and operating results.

Our operating results may be adversely affected if we are unable to contract with providers on competitive terms and develop and maintain attractive networks with high quality providers.

Our operating results are dependent in part upon our ability simultaneously to contract competitively with and develop and maintain favorable relationships with hospitals, physicians, pharmaceutical benefit management service providers, pharmaceutical manufacturers and other health care benefits providers. Our relationships with providers may be affected by the CVS Health Transaction and are affected by the rates we pay them for services rendered to our members (including financial incentives to deliver quality services in a cost-effective manner), by our business practices and processes, by our acquisitions and divestitures and proposed acquisitions and divestitures, and by our provider payment and other provider relations practices (including whether we include providers in the various provider network options we make available to our customers). Our relationships with providers also are affected by factors that impact those providers, but are not directly related to us, such as consolidations and strategic relationships among providers and/or among our competitors, changes in Medicare and/or Medicaid reimbursement levels to health care providers (including reductions due to the ATRA, sequestration and/or any amendment, repeal or replacement of the ACA), and increasing revenue and other financial pressures on providers, including increases in uncompensated care resulting from the any amendment, repeal or replacement of the ACA, ongoing reductions by CMS and state governments (including reductions due to recommendations of the Independent Payment Advisory Board, the ATRA, sequestration and/or any repeal or amendment of the ACA) in amounts payable to providers, particularly hospitals, for services provided to Medicare and Medicaid enrollees.

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

In particular, we have entered into agreements with our PBM services suppliers to provide us and certain of our customers and members with certain PBM services. If our PBM agreement with Caremark or our agreements with our other PBM services suppliers were to terminate for any reason or one of our PBM services supplier’s ability to perform their respective obligations under their agreements with us were impaired, we may not be able to find an alternative supplier in a timely manner or on acceptable financial terms. As a result, our costs may increase, we would not realize the anticipated benefits of our PBM agreement with Caremark or our other agreements for PBM services (including projected operating efficiencies), and we may not be able to meet the full demands of our customers, any of which could have a material adverse effect on our business, brand, reputation and/or operating results.

Risks Related to Our Acquisitions, Joint Ventures and International Operations

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

•
We may experience difficulties in integrating acquired businesses into our existing operations (including our internal control environment and compliance policies), be unable to integrate acquired businesses successfully or as quickly as expected, and be unable to realize anticipated economic, operational and/or other benefits in a timely manner or at all, which could result in substantial costs and delays or other operational, technical or financial problems;

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

We expect joint ventures to be a critical part of our business model transformation and inorganic growth strategies. Joint ventures present risks that are different from acquisitions, including selection of appropriate joint venture parties, initial and ongoing governance of the joint venture, joint venture compliance activities (including compliance with applicable CMS requirements), growing the joint venture’s business in a manner acceptable to all the parties, maintaining positive relationships among the joint venture parties and the customer, and member and business disruption that may occur upon joint venture termination.

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

Each of the ratings organizations reviews our ratings periodically, and there can be no assurance that our current ratings will be maintained in the future. Among other things, our ratings may be affected by the assumption and/or issuance of debt in connection with an acquisition. For example, following the announcement of the CVS Health Transaction in December 2017, each of Standard & Poor’s, A.M. Best and Fitch placed certain of our debt, financial strength and other credit ratings under review with negative implications. Downgrades or potential downgrades in our ratings, should they occur, could adversely affect our brand and reputation, access to credit markets, business, cash flows, financial position and operating results.

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

	High	Low
2017
First quarter	$134.76	$116.04
Second quarter	155.15	127.08
Third quarter	164.52	150.43
Fourth Quarter	192.37	149.69
2016
First quarter	$115.52	$92.42
Second quarter	123.57	106.30
Third quarter	121.70	111.88
Fourth Quarter	136.50	104.59

Holders of our Common Stock
At January 31, 2018, there were approximately 6,100 record holders of our common stock.

Dividends
The quarterly cash dividend declared by Aetna’s Board of Directors (our “Board”) was $.50 per share in 2017 and $.25 per share in 2016 and 2015. On February 23, 2018, our Board declared a cash dividend of $.50 per common share that will be paid on April 27, 2018, to shareholders of record at the close of business on April 12, 2018. Under the terms of the CVS Merger Agreement, prior to the completion of the merger contemplated by the CVS Merger Agreement (the “Merger”), Aetna is not permitted to declare, set aside or pay any dividend or make any other distribution other than a regular quarterly cash dividend in the ordinary course of business, which cannot exceed $.50 per share.

Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or marketplace conditions change. In addition, under the terms of the CVS Merger Agreement, we have agreed with CVS Health to coordinate the declaration and payment of dividends so that our shareholders do not fail to receive a quarterly dividend around the time of the closing of the Merger. Information regarding restrictions on our present and future ability to pay dividends is included in “Liquidity and Capital Resources” of MD&A included in Part II, Item 7 and Note 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this Item concerning securities authorized for issuance under our equity compensation plans is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” included in Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities
During the three months ended December 31, 2017, we did not repurchase any shares of common stock. At December 31, 2017, we had remaining authorization to repurchase an aggregate of up to approximately $1.2 billion of common stock under our February 17, 2017 program, however, as a result of the CVS Merger Agreement, our ability to repurchase shares of our common stock prior to the completion of the Merger is limited.

Refer to Note 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K for information regarding our share repurchases including Board authorizations, shares repurchased during 2017 and our remaining share repurchase authorization as of December 31, 2017.

Corporate Performance Graph

The following graph compares the cumulative total shareholder return on our common stock (assuming reinvestment of dividends) with the cumulative total return on the published Standard & Poor’s 500 Stock Index (“S&P 500”) and the cumulative total return on the published Standard & Poor’s Supercomposite Managed Health Care Index (“S&P MHCI”) from December 31, 2012 through December 31, 2017. The graph assumes a $100 investment in shares of our common stock on December 31, 2012.

	December 31,
	2012	2013	2014	2015	2016	2017
AET	$100	$150	$197	$242	$280	$412
S&P 500	100	132	150	153	171	208
S&P MHCI (1)	100	147	198	240	287	413

(1)
At December 31, 2017, the companies included in the S&P MHCI were: Aetna Inc., Anthem, Inc., Centene Corporation, Cigna Corporation, HealthEquity, Inc., Humana Inc., Magellan Health, Inc., Molina Healthcare, Inc., UnitedHealth Group Incorporated and WellCare Health Plans, Inc.

Shareholder returns over the period shown on the corporate performance graph should not be considered indicative of future shareholder returns.

Item 6. Selected Financial Data

The table below provides selected consolidated financial data of Aetna. The information has been derived from our consolidated financial statements for each of the years in the five year period ended December 31, 2017. You should read this selected consolidated financial data in conjunction with MD&A included in Part II, Item 7 of this Annual Report on Form 10-K and the audited consolidated financial statements and notes as of and for the year ended December 31, 2017 included in Part II, Item 8 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
(Millions, except per common share data)	2017	2016	2015	2014	2013 (1)
Income Statement Data
Total revenue	$60,535	$63,155	$60,337	$58,003	$47,295
Net income attributable to Aetna	1,904	2,271	2,390	2,041	1,914
Net realized capital (losses) gains, net of tax	(155)	56	(42)	52	(7)

Per Common Share Data
Cumulative annual dividends declared	$2.00	$1.00	$1.00	$.925	$.825
Net income attributable to Aetna:
Basic	5.71	6.46	6.84	5.74	5.38
Diluted	5.68	6.41	6.78	5.68	5.33

Balance Sheet Data
Total assets (2)	$55,151	$69,146	$53,509	$53,354	$49,723
Short-term debt	—	—	—	500	—
Long-term debt (2)	9,159	20,661	7,785	8,033	8,210
Total Aetna shareholders’ equity	15,580	17,881	16,114	14,483	14,026

(1)	We acquired Coventry Health Care, Inc. (“Coventry”) in May 2013, which impacts the comparability of operating results for the year ended December 31, 2013 to the other periods presented.

(2)
Amounts as of December 31, 2013 to 2015 have been retroactively restated to reflect the reclassification of debt issuance costs from other current and long-term assets to a reduction of long-term debt as a result of the adoption of new accounting guidance during the year ended December 31, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 37.9 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care.  We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental, behavioral health, group life and disability plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers’ compensation administrative services and health information technology (“HIT”) products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions.

On December 3, 2017, we entered into a definitive agreement to be acquired by CVS Health Corporation (“CVS Health”). See “Significant Transactions - Proposed Acquisition by CVS Health” below. On November 1, 2017, we sold our domestic group life insurance, group disability insurance and absence management businesses to Hartford Life and Accident Insurance Company (“HLAIC”). See “Significant Transactions - Divestiture of Domestic Group Life Insurance, Group Disability Insurance, and Absence Management Businesses” below.

Effective for the first quarter of 2018, we will realign our business segments to correspond with changes to our management structure and internal management reporting which reflect our evolving business strategy of helping our members live healthier lives. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” for further discussion.

The following MD&A provides a review of our financial condition at December 31, 2017 and December 31, 2016 and operating results for the years ended December 31, 2017, 2016 and 2015. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Annual Report on Form 10-K. This Overview is qualified in its entirety by the full MD&A.

Summarized Results

				Change
				2017 vs. 2016		2016 vs. 2015
(Millions, except total medical membership)	2017	2016	2015	$	%	$	%
Total revenue	$60,535	$63,155	$60,337	$(2,620)	(4)%	$2,818	5%
Net income attributable to Aetna	1,904	2,271	2,390	(367)	(16)%	(119)	(5)%
Adjusted earnings (1)	3,309	2,917	2,717	392	13%	200	7%

A reconciliation of net income attributable to Aetna to adjusted earnings (1) for the years ended 2017, 2016, and 2015 follows:

(Millions)	2017	2016	2015
Net income attributable to Aetna (GAAP measure)	$1,904	$2,271	$2,390
Gain related to sale of certain domestic group insurance businesses	(88)	—	—
Loss on early extinguishment of long-term debt	246	—	—
Penn Treaty-related guaranty fund assessments	231	—	—
Transaction and integration-related costs	1,240	517	258
Restructuring costs	60	404	15
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	—
Litigation related proceeds	—	—	(110)
Amortization of other acquired intangible assets	272	247	255
Net realized capital losses (gains)	239	(86)	65
Income tax benefit (2)	(686)	(308)	(156)
Adjusted earnings (1)	$3,309	$2,917	$2,717

(1)
Adjusted earnings excludes from net income attributable to Aetna net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 18 “ Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, adjusted earnings excludes from net income attributable to Aetna the corresponding tax benefit or expense related to the items excluded from adjusted earnings discussed above. The tax benefit or expense was calculated utilizing the appropriate tax rate for each individual item excluded from adjusted earnings.

(2)
In addition to the tax benefit or expense associated with each line item excluded from adjusted earnings, the year ended December 31, 2017 includes an incremental tax expense of $99 million which reflects the estimated impact of the enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) on December 22, 2017. Among other things, the TCJA reduced the federal corporate income tax rate to 21 percent effective January 1, 2018. Accordingly, we remeasured our deferred tax assets and liabilities as of the enactment date to reflect the lower tax rate and recognized the resulting change in our income tax expense from continuing operations.

Effective March 31, 2017, to more clearly differentiate between the GAAP and non-GAAP financial measures used in our reports filed with or furnished to the Securities and Exchange Commission and our other disclosures, we changed the naming convention for our non-GAAP financial measures from “operating” measures to “adjusted” measures. The underlying calculations of our consolidated non-GAAP financial measures did not change. Our discussion of consolidated operating results is based on adjusted earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles). Effective March 31, 2017, we began recording income taxes in our Corporate Financing segment and are no longer allocating income taxes to our business segments. Accordingly, our discussion of operating results for our reportable business segments is based on pre-tax adjusted earnings which is a non-GAAP measure of income before income taxes attributable to Aetna. Also effective March 31, 2017, transaction and integration-related costs and restructuring costs were reclassified to our Corporate Financing segment. Prior periods have been restated to reflect this presentation. Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” for a discussion of non-GAAP measures.
Commentary - Overview
Our results for the year ended December 31, 2017 include several items that impact comparability with results in prior periods, including:

•
Costs associated with the termination of the Humana Merger Agreement (as defined below) during the first quarter of 2017. In addition, we incurred transaction and integration-related costs related to the Humana Transaction (as defined below) during the years ended December 31, 2015 and 2016 that did not recur during the year ended December 31, 2017 due to the termination of the Humana Merger Agreement in the first quarter of 2017.

•
Reduced participation on the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) individual public health insurance exchanges in 2017.

•
The temporary suspension of the ACA’s health insurer fee (the “HIF”) for 2017. Pricing actions designed to recover the HIF and other ACA-mandated fees represented approximately three percent of our Health Care premiums in 2016 and 2015.

•	The Group Insurance sale (as defined below) on November 1, 2017.

Commentary - 2017 compared to 2016

•
Net income attributable to Aetna decreased $367 million in 2017 compared to 2016 primarily due to costs associated with the termination of the Humana Merger Agreement during first-quarter 2017, partially offset by the increase in adjusted earnings described below.

•	Adjusted earnings increased $392 million in 2017 compared to 2016, primarily due to strong performance in our Health Care segment.

•
Total revenue decreased approximately $2.6 billion during 2017 compared to 2016, primarily due to lower premiums in our Health Care segment, including lower membership in our ACA compliant individual and small group products and the temporary suspension of the HIF for 2017. The Group Insurance sale on November 1, 2017 also contributed to the decrease in total revenue.

•
Our effective tax rate was 36.3 percent in 2017 compared to 43.5 percent in 2016. Results for the year ended December 31, 2017 include an incremental tax expense of $99 million related to the estimated reduction in net deferred tax assets as a result of the enactment of the TCJA in December 2017. The decrease in our effective tax rate for 2017 was primarily due to the temporary suspension of the non-deductible HIF for 2017 and increased tax benefits for share-based compensation, largely offset by the unfavorable impact of the TCJA described above. Excluding the impact of the TCJA, our effective tax rate was 33.0 percent in 2017.

Commentary - 2016 compared to 2015

•
Net income attributable to Aetna decreased $119 million in 2016 compared to 2015 primarily due to an increase in restructuring costs which include a $215 million ($330 million pre-tax) expense recorded during 2016 related to our previously announced voluntary early retirement program, higher transaction and integration-related costs and the favorable impact of litigation-related proceeds recorded during 2015. The decrease was partially offset by the increase in adjusted earnings described below, net realized capital gains during 2016 compared with net realized capital losses during 2015 and the favorable impact of the 2016 reduction of our reserve for anticipated future losses on discontinued products.

•	Adjusted earnings increased $200 million in 2016 compared to 2015 primarily as a result of higher fees and other revenue in our Health Care segment.

•	Total revenue increased $2.8 billion in 2016 compared to 2015 primarily due to higher premiums in our Health Care segment.

•	Our effective tax rate was 43.5 percent in both 2016 and 2015.

Outlook for 2018
In 2018, we project the following challenges will impact our total revenue:

•	The sale of our domestic group life insurance, group disability insurance and absence management businesses;

•	Our previously disclosed Medicaid contract exits;

•	Our exit from individual Commercial products;

•	Our continued repositioning of our ACA-compliant small group Commercial products; and

•	The suspension of the HIF for 2019 due to reduced premiums for 2018 medical customer renewals that have member months in 2019.

In addition to the total revenue challenges described above which we project will pressure our ability to grow net income and adjusted earnings in 2018, we project earnings growth also will be pressured by the timing of revenue and expense recognition related to the reintroduction of the industry wide, nondeductible HIF for 2018. We also expect that reintroduction to produce incremental experience rating pressure in our large group insured products.

We also see the following opportunities in 2018:

•	The projected increase to our net income and adjusted earnings resulting from the reduced corporate income tax rate which became effective January 1, 2018 due to the TCJA;

•	Our projected above-industry growth in individual Medicare Advantage products and strong growth in group Medicare Advantage products;

•	The reduction of losses from exiting individual Commercial products in 2018; and

•	Our ability to achieve expense efficiencies as we continue to simplify our processes and drive for best-in-class business performance.

Refer to “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K for information regarding other important risk factors that may cause our actual results to differ from those currently projected and/or otherwise materially affect us.

Significant Transactions
Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health will acquire all of our outstanding shares for a combination of cash and stock. Under terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including the approval and adoption of the CVS Merger Agreement by our shareholders, the approval of the issuance of CVS Health shares in the transaction by CVS Health stockholders, expiration of the federal Hart-Scott-Rodino anti-trust waiting period and approvals of certain state departments of insurance and other regulators. On February 1, 2018, Aetna and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the CVS Merger Agreement. The CVS Health Transaction is expected to close in the second half of 2018.

Divestiture of Domestic Group Life Insurance, Group Disability Insurance, and Absence Management Businesses
On November 1, 2017, we completed the sale of a substantial portion of our Group Insurance segment consisting of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) to HLAIC for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain.

Terminated Acquisition of Humana and Terminated Divestiture to Molina
On July 2, 2015, we entered into a definitive agreement (the “Humana Merger Agreement”) to acquire Humana Inc. (“Humana”). On July 21, 2016, the DOJ and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that our acquisition of Humana (the “Humana Transaction”) would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Transaction.

On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively, the “Parties”) agreed to terminate the Humana Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Humana Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017 (the “Termination Date”). Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Humana Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Humana Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during the year ended December 31, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income.

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

Refer to Notes 3 “Acquisition, Divestiture, Terminated Acquisition and Terminated Divestiture” and 9 “Debt” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the Humana Transaction.

Health Care Reform
The ACA has made broad-based changes to the U.S. health care system. We anticipate continued efforts in 2018 and beyond to modify, repeal or replace the ACA, and the future of the ACA is uncertain. We expect aspects of the ACA and/or their implementation or enforcement, including the January 2018 suspension of the HIF for 2019, and uncertainty about the future of the ACA to continue to significantly impact our business operations and operating results, including our pricing and our medical benefit ratios (“MBRs”).

During the years ended December 31, 2017, 2016 and 2015, we paid the following fees and contributions required by the ACA:

(Millions)	2017	2016	2015
Current year HIF	$—	$837	$856
Estimated current year ACA reinsurance contribution	—	114	185
Remaining portion of prior year ACA reinsurance contribution	28	62	60

In December 2015, the Consolidated Appropriation Act was enacted, which included a one year suspension of the HIF for 2017. As 2016 was the last program year for the ACA’s reinsurance program, we did not pay any reinsurance contribution fees in 2017. In January 2018, the HIF was suspended for 2019.

In October 2017, the federal government announced that the Centers for Medicare & Medicaid Services (“CMS”) will curtail payments related to the Cost-Sharing Subsidy program. While the details regarding implementation of this new policy are not yet finalized, and it is the subject of pending litigation, we do not anticipate a material impact to our financial statements as a result of this action.

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

For additional information on federal and state health care reform, including the ACA, refer to “Regulatory Environment” below in this MD&A and Notes 2 “Summary of Significant Accounting Policies” and 8 “The ACA’s Reinsurance, Risk Adjustment and Risk Corridor Programs (the “3Rs”)” included in Part II, Item 8 of this Annual Report on Form 10-K. For a discussion of certain factors that may cause our actual results to differ from currently anticipated results in connection with health care reform, refer to “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Medicare Update
On April 3, 2017, CMS issued its final notice detailing final 2018 Medicare Advantage benchmark payment rates (the “Final Notice”). Overall, we project the benchmark rates in the Final Notice will increase funding for our Medicare Advantage business, excluding the impact of coding trend, by less than one percent in 2018 compared to 2017.

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Beginning in 2015, plans must have a star rating of four or higher (out of five) to qualify for a quality bonus in their basic premium rates. CMS released our 2018 star ratings in October 2017. Our 2018 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2019. Based on our membership at December 31, 2017, 87% of our Medicare Advantage members were in plans with 2018 star ratings of at least 4.0 stars, compared to 92% of our Medicare Advantage members being in plans with 2017 star ratings of at least 4.0 stars based on our membership at December 31, 2016.

During 2017, our star ratings resulted in additional revenue of approximately $760 million, inclusive of bonus payments and rebates.

Management Update
On January 25, 2018, Aetna announced that Gary W. Loveman, Ph.D., Aetna’s Executive Vice President, Consumer Health and Services, would be leaving the Company. Mr. Loveman’s last day of employment with the Company was February 20, 2018.

Effective November 1, 2017, Heather Dixon was appointed Vice President, Controller and Chief Accounting Officer of Aetna. Ms. Dixon succeeded Sharon A. Virag when Ms. Virag left the Company effective November 1, 2017.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure included in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K. Our operations are conducted in three business segments: Health Care, Group Insurance and Large Case Pensions. Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile our segment reporting to our consolidated results.  The Corporate Financing segment includes transaction and integration-related costs, restructuring costs, income taxes, interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense (the service cost and prior service cost components of this expense are allocated to our business segments).

Effective for the first quarter of 2018, we will realign our business segments to correspond with changes to our management structure and internal management reporting which reflect our evolving business strategy of helping our members live healthier lives. As a result of this realignment, our operations will now be conducted in the Health Care reportable segment. Health Care offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services to large and small employers, public sector employers, and Medicaid and Medicare beneficiaries. Our Health Care products are offered on both an Insured basis and an employer-funded basis. Health Care also includes emerging business products and services that complement and enhance our medical products.
Effective for the first quarter of 2018, we will present the remainder of our financial results in the Corporate/Other category, which will consist of:

•	Products for which we no longer solicit or accept new customers such as our large case pensions and long-term care products;

•	Contracts we have divested through reinsurance or other contracts, such as our domestic group life insurance, group disability insurance and absence management businesses; and

•
Corporate expenses not supporting business operations, including transaction and integration-related costs, income taxes, interest expense on our outstanding debt and the financing components of our pension and OPEB expense.

Pre-tax adjusted earnings and adjusted earnings discussed in this Annual Report on Form 10-K exclude from income before income taxes attributable to Aetna and net income attributable to Aetna reported in accordance with GAAP net realized capital gains or losses, amortization of other acquired intangible assets and other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Although the excluded items may recur, we believe excluding them from income before income taxes attributable to Aetna and net income attributable to Aetna to arrive at pre-tax adjusted earnings and adjusted earnings provides a more useful comparison of our underlying business performance from period to period.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities. Amortization of other acquired intangible assets relates to our acquisition activities. These transactions and amortization do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations. Pre-tax adjusted earnings is the measure reported to our chief executive officer for purposes of assessing business segment financial performance and making operating decisions, such as the allocation of resources among our business segments. In each business segment discussion in this MD&A, we provide a table that reconciles income before income taxes attributable to Aetna to pre-tax adjusted earnings.  Each table details the net realized capital gains or losses, amortization of other acquired intangible assets and any other items excluded from income before income taxes attributable to Aetna, and the footnotes to each table describe the nature of each other item and the reason we believe it is appropriate to exclude that item from income before income taxes attributable to Aetna. Non-GAAP financial measures we disclose, such as pre-tax adjusted earnings and adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging businesses products and services that complement and enhance our medical products. We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies. We separately track premiums and health care costs for Government businesses (which represent our combined Medicare and Medicaid products). All other medical, dental and other Health Care products are referred to as Commercial. We no longer sell individual Commercial products, and we exited the individual Public Exchanges in 2018.

Operating Summary

				Change
				2017 vs. 2016		2016 vs. 2015
(Millions)	2017	2016	2015	$	%	$	%
Premiums:
Commercial	$24,548	$27,916	$28,709	$(3,368)	(12)%	$(793)	(3)%
Government	27,474	26,200	22,909	1,274	5%	3,291	14%
Total premiums	52,022	54,116	51,618	(2,094)	(4)%	2,498	5%
Fees and other revenue	5,749	5,744	5,585	5	—%	159	3%
Net investment income	476	435	408	41	9%	27	7%
Net realized capital gains (losses)	55	52	(50)	3	6%	102	204%
Total revenue	58,302	60,347	57,561	(2,045)	(3)%	2,786	5%
Health care costs:
Commercial	19,952	22,896	23,057	(2,944)	(13)%	(161)	(1)%
Government	22,801	21,359	18,655	1,442	7%	2,704	14%
Total health care costs	42,753	44,255	41,712	(1,502)	(3)%	2,543	6%
Operating expenses:
Selling expenses	1,479	1,545	1,490	(66)	(4)%	55	4%
General and administrative expenses	9,050	9,442	9,543	(392)	(4)%	(101)	(1)%
Total operating expenses	10,529	10,987	11,033	(458)	(4)%	(46)	—%
Amortization of other acquired intangible assets	272	247	255	25	10%	(8)	(3)%
Total benefits and expenses	53,554	55,489	53,000	(1,935)	(3)%	2,489	5%
Income before income taxes including non-controlling interests	4,748	4,858	4,561	(110)	(2)%	297	7%
Less: (Loss) income before income taxes attributable to non-controlling interests	(11)	(20)	5	9	45%	(25)	(500)%
Income before income taxes attributable to Aetna for Health Care	$4,759	$4,878	$4,556	$(119)	(2)%	$322	7%

We calculate our MBRs by dividing health care costs by health care premiums.  Our Commercial, Government and Total Health Care MBRs for the last three years were:

				Change (basis points)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Commercial	81.3%	82.0%	80.3%	(70)	170
Government	83.0%	81.5%	81.4%	150	10
Total Health Care	82.2%	81.8%	80.8%	40	100

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Health Care segment:

(Millions)	2017	2016		2015
Income before income taxes for Health Care (GAAP measure)	4,748	4,858		4,561
Less: (Loss) income before income taxes attributable to non-controlling interests (GAAP measure)	(11)	(20)	—	5
Income before income taxes attributable to Aetna for Health Care (GAAP measure)	4,759	4,878	—	4,556
Penn Treaty-related guaranty fund assessments	231	—	—	—
Litigation-related proceeds	—	—		(110)
Amortization of other acquired intangible assets	272	247		255
Net realized capital (gains) losses	(55)	(52)		50
Pre-tax adjusted earnings for Health Care	5,207	5,073		4,751

(1)
Pre-tax adjusted earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K.

Commentary - 2017 compared to 2016

•
Income before income taxes attributable to Aetna for Health Care decreased $119 million in 2017 compared to 2016, primarily due to a $231 million pre-tax expense related to estimated future guaranty fund assessments as a result of Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) being placed in liquidation in 2017, partially offset by the increase in pre-tax adjusted earnings described below.

•
Pre-tax adjusted earnings for Health Care increased by $134 million in 2017 compared to 2016, primarily due to continued strong performance across our core Health Care businesses and reduced losses in our individual Commercial products, partially offset by the negative impact of the temporary suspension of the HIF for 2017 and higher targeted investment spending on our growth initiatives.

•
Commercial premiums decreased $3.4 billion in 2017 compared to 2016, primarily as a result of lower membership in our ACA compliant individual and small group products and the temporary suspension of the HIF for 2017, partially offset by higher premium yields.

•
Our Commercial MBR decreased 70 basis points over the prior year. The decrease in our Commercial MBR is primarily due to reduced losses in our Individual Commercial products, partially offset by the unfavorable impact of the temporary suspension of the HIF for 2017.

•
Government premiums increased $1.3 billion in 2017 compared to 2016 primarily due to membership growth in our Medicare products and higher premium yields, partially offset by the temporary suspension of the HIF for 2017 and membership declines in our Medicaid products.

•
Our Government MBR increased 150 basis points year over year. The increase in our Government MBR is primarily due to the unfavorable impact of the temporary suspension of the HIF for 2017, partially offset by improved performance in our Medicaid products.

•
General and administrative expenses decreased by $392 million during 2017 compared to 2016 primarily due to the temporary suspension of the HIF for 2017 and the continued execution of our expense management initiatives, largely offset by targeted investment spending on our growth initiatives and the expense recorded for estimated future guaranty fund assessments related to Penn Treaty.

Commentary - 2016 compared to 2015

•
Income before income taxes attributable to Aetna for Health Care increased by $322 million in 2016 compared to 2015, primarily as a result of an increase in pre-tax adjusted earnings described below and net realized capital gains during 2016 compared with net realized capital losses during 2015, partially offset by the favorable impact of litigation-related proceeds recorded during 2015.

•
Pre-tax adjusted earnings increased by $322 million in 2016 compared to 2015, primarily as a result of higher underwriting margins in our Government business, higher fees and other revenue primarily due to higher average fee yields and lower general and administrative expenses. The increase was partially offset by lower underwriting margins in Aetna's Commercial business.

•	Commercial premiums were $793 million lower in 2016 than 2015, primarily as a result of membership losses in our Commercial Insured products, partially offset by higher premium yields.

•
Our Commercial MBR increased 170 basis points over the prior year. The increase was primarily due to higher medical costs in our Individual Commercial products and performance in our Middle Market Commercial products.

•	Government premiums were approximately $3.3 billion higher in 2016 compared to 2015 primarily due to membership growth in our Government business.

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

Membership
Health Care’s membership at December 31, 2017 and 2016 was:

	2017			2016			Change 2017 vs. 2016
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,504	13,596	18,100	5,457	13,132	18,589	(953)	464	(489)
Medicare Advantage	1,473	—	1,473	1,362	—	1,362	111	—	111
Medicare Supplement	740	—	740	685	—	685	55	—	55
Medicaid (1)	1,316	608	1,924	1,668	806	2,474	(352)	(198)	(550)
Total Medical Membership	8,033	14,204	22,237	9,172	13,938	23,110	(1,139)	266	(873)

Dental:
Total Dental Membership	5,421	8,006	13,427	6,086	8,386	14,472	(665)	(380)	(1,045)

Pharmacy:
Commercial			8,034			9,400			(1,366)
Medicare PDP (stand-alone)			2,077			2,067			10
Medicare Advantage PDP			1,129			953			176
Medicaid (1)			2,525			2,783			(258)
Total Pharmacy Benefit Management Services			13,765			15,203			(1,438)

(1)	Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

Commentary - 2017 compared to 2016

•
Total medical membership at December 31, 2017 decreased 873 thousand members compared to December 31, 2016, primarily reflecting declines in our Insured ACA compliant individual and small group products and our Insured and ASC Medicaid products. The decrease was partially offset by increases in our Commercial ASC, International Commercial Insured and Medicare Insured products.

•	Total dental membership at December 31, 2017 decreased 1.0 million members compared to December 31, 2016 due to declines in our Insured and ASC dental products.

•
Total pharmacy benefit management services membership decreased 1.4 million at December 31, 2017 compared to December 31, 2016 primarily reflecting declines in our Commercial business, primarily attributable to our ACA compliant individual and small group products, and declines in our Medicaid products.

GROUP INSURANCE

Group Insurance primarily includes group life insurance and group disability products. Group life insurance products are offered on an Insured basis. Group disability products are offered to employers on both an Insured and an ASC basis. Group Insurance also includes long-term care products that were offered primarily on an Insured basis. We no longer solicit or accept new long-term care customers. On November 1, 2017, we sold a substantial portion of our Group Insurance business segment consisting of our domestic group life insurance, group disability insurance, and absence management business to HLAIC.

Operating Summary

				Change
				2017 vs. 2016		2016 vs. 2015
(Millions)	2017	2016	2015	$	%	$	%
Premiums:
Life	$977	$1,142	$1,216	$(165)	(14)%	$(74)	(6)%
Disability	799	957	879	(158)	(17)%	78	9%
Long-term care	43	44	44	(1)	(2)%	—	—%
Total premiums	1,819	2,143	2,139	(324)	(15)%	4	—%
Fees and other revenue	173	108	101	65	60%	7	7%
Net investment income	210	226	238	(16)	(7)%	(12)	(5)%
Net realized capital gains	35	24	—	11	46%	24	100%
Total revenue	2,237	2,501	2,478	(264)	(11)%	23	1%
Current and future benefits	1,588	1,850	1,837	(262)	(14)%	13	1%
Operating expenses:
Selling expenses	119	133	121	(14)	(11)%	12	10%
General and administrative expenses	282	353	346	(71)	(20)%	7	2%
Total operating expenses	401	486	467	(85)	(17)%	19	4%
Total benefits and expenses	1,989	2,336	2,304	(347)	(15)%	32	1%
Income before income taxes attributable to Aetna for Group Insurance	$248	$165	$174	$83	50%	$(9)	(5)%

We calculate our group benefit ratio by dividing current and future benefits by total premiums.  Our group benefit ratios for the last three years were:

				Change (basis points)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Group benefit ratio	87.3%	86.3%	85.9%	100	40

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Group Insurance segment:

(Millions)	2017	2016	2015
Income before income taxes attributable to Aetna for Group Insurance (GAAP measure)	$248	$165	$174
Gain related to divestiture of domestic group insurance business	(88)	—	—
Net realized capital gains	(35)	(24)	—
Pre-tax adjusted earnings for Group Insurance	$125	$141	$174

(1)
Pre-tax adjusted earnings excludes net realized capital gains and losses and the other items described in the reconciliation in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K.

Commentary - 2017 compared to 2016

•
Income before income taxes attributable to Aetna for Group Insurance for 2017 increased by $83 million compared to 2016, primarily due to the recognition of a portion of the gain related to the Group Insurance sale in 2017.

•	Pre-tax adjusted earnings for Group Insurance for 2017 declined by $16 million compared to 2016, primarily as a result of the Group Insurance sale during 2017.

•
Total revenue for 2017 decreased $264 million compared to 2016 primarily due to lower premiums as a result of the Group Insurance sale during 2017, partially offset by the recognition of a portion of the gain related to the Group Insurance sale in 2017.

•	Our group benefit ratio increased by 100 basis points in 2017 over the prior year, primarily due to lower underwriting margins in our life products.

Commentary - 2016 compared to 2015

•
Income before income taxes attributable to Aetna for Group Insurance for 2016 declined by $9 million compared to 2015 primarily due to the decrease in pre-tax adjusted earnings described below, partially offset by higher net realized capital gains in 2016 compared to 2015.

•
Pre-tax adjusted earnings for 2016 declined by $33 million compared to 2015, primarily due to lower underwriting margins (calculated as premiums less current and future benefits) in our disability products and higher operating expenses, partially offset by improved underwriting margins in our long-term care products.

•
Total revenue for 2016 increased $23 million compared to 2015 primarily due to higher premiums in our disability products and higher net realized capital gains in 2016 compared to 2015, partially offset by lower premiums in our life products and lower net investment income in 2016 compared to 2015.

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

Operating Summary

				Change
				2017 vs. 2016		2016 vs. 2015
(Millions)	2017	2016	2015	$	%	$	%
Premiums	$53	$39	$32	$14	36%	$7	22%
Other revenue	8	9	10	(1)	(11)%	(1)	(10)%
Net investment income	253	226	271	27	12%	(45)	(17)%
Net realized capital gains (losses)	7	10	(15)	(3)	(30)%	25	167%
Total revenue	321	284	298	37	13%	(14)	(5)%
Current and future benefits	287	251	284	36	14%	(33)	(12)%
General and administrative expenses	11	13	13	(2)	(15)%	—	—%
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	—	19	15%	(128)	(100)%
Total benefits and expenses	189	136	297	53	39%	(161)	(54)%
Income before income taxes including non-controlling interests	$132	$148	$1	(16)	(11)%	147	14,700%
Less: Income before income taxes attributable to non-controlling interests	$1	$—	$2	1	100%	(2)	(100)%
Income (loss) before income taxes attributable to Aetna for Large Case Pensions	$131	$148	$(1)	$(17)	(11)%	$149	14,900%

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Large Case Pensions segment:

(Millions)	2017	2016	2015
Income before income taxes for Large Case Pensions (GAAP measure)	$132	$148	$1
Less: Income before incomes taxes attributable to non-controlling interests (GAAP measure)	1	—	2
Income (loss) before income taxes attributable to Aetna for Large Case Pensions (GAAP measure)	131	148	(1)
Net realized capital (gains) losses	(7)	(10)	15
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	—
Pre-tax adjusted earnings for Large Case Pensions	$15	$10	$14

(1)
Pre-tax adjusted earnings excludes net realized capital gains and losses and the other items described in the reconciliation in Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K.

Commentary - 2017 compared to 2016

•
Income before income taxes attributable to Aetna for Large Case Pensions for 2017 decreased by $17 million compared to 2016. The decrease was primarily due to a smaller reduction of our reserve for anticipated future losses on discontinued products in 2017 compared to 2016.

•
Pre-tax adjusted earnings for Large Case Pensions increased by $5 million for 2017 compared to 2016, primarily due to improved results in our non-experience-rated products, including favorable mortality experience and higher net investment income.

•	Total revenue increased by $37 million in 2017 compared to 2016, primarily as a result of higher net investment income and higher premiums in 2017.

Commentary - 2016 compared to 2015

•
Income before income taxes attributable to Aetna for Large Case Pensions for 2016 increased by $149 million compared to 2015. The increase was primarily due to the 2016 reduction of our reserve for anticipated future losses on discontinued products, which was primarily due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve.

•	Pre-tax adjusted earnings for Large Case Pensions decreased by $4 million for 2016 compared to 2015, primarily due to lower net investment income and lower fees in 2016 compared to 2015.

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

The operating summary for Large Case Pensions above includes revenues and expenses related to our discontinued products, with the exception of net realized capital gains and losses which are recorded as part of current and future benefits.  Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna.  In those cases, we disclose such adjustment separately in the operating summary.  Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review, we released $71 million ($109 million pretax) and $84 million ($128 million pretax) of the reserve in the years ended December 31, 2017 and 2016, respectively. No releases were made to the reserve in 2015. The reserve release during the year ended December 31, 2017 was primarily due to favorable mortality experience compared to assumptions we previously made in estimating the reserve. The reserve release in the years ended December 31, 2017 and 2016 also was due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The current reserve reflects management’s best estimate of anticipated future losses and is included in future policy benefits on our Consolidated Balance Sheets.

Refer to Note 19 “Discontinued Products” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the activity in the reserve for anticipated future losses on discontinued products during 2017, 2016 and 2015.

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

				Change
				2017 vs. 2016		2016 vs. 2015
(Millions)	2017	2016	2015	$	%	$	%
Cash flows from operating activities
Health Care and Group Insurance	$(178)	$3,988	$4,388	$(4,166)	(104)%	$(400)	(9)%
Large Case Pensions	(286)	(269)	(522)	(17)	(6)%	253	48%
Net cash (used for) provided by operating activities	(464)	3,719	3,866	(4,183)	(112)%	(147)	(4)%
Cash flows from investing activities
Health Care and Group Insurance	2,436	(628)	(1,663)	3,064	488%	1,035	62%
Large Case Pensions	294	247	636	47	19%	(389)	(61)%
Net cash provided by (used for) investing activities	2,730	(381)	(1,027)	3,111	817%	646	63%
Net cash (used for) provided by financing activities	(16,186)	12,134	(1,735)	(28,320)	(233)%	13,869	799%
Net (decrease) increase in cash and cash equivalents	$(13,920)	$15,472	$1,104	$(29,392)	(190)%	$14,368	1,301%

Commentary - 2017 compared to 2016

•
Cash flows used for operating activities for Health Care and Group Insurance were $178 million during 2017 compared to cash flow provided by operating activities of $4.0 billion 2016. The decrease was primarily due to cash payments associated with the termination of the Humana Merger Agreement, the timing of cash collections in our Medicare products and a tax payment associated with the Group Insurance sale.

•
Cash flows provided by investing activities increased $3.1 billion in 2017 compared to 2016 primarily due to net sales and maturities of investments and proceeds received from the Group Insurance sale during 2017 compared with net purchases of investments during 2016.

•
Cash flows used for financing activities were $16.2 billion for 2017 compared with cash flows provided by financing activities of $12.1 billion for 2016. The activity for 2017 reflects the repayment of long-term debt (including the $10.2 billion principal amount Special Mandatory Redemption Notes), share repurchases, the issuance of long-term debt and dividends paid to shareholders. The activity for 2016 reflects the issuance of long-term debt, net payment on interest rate derivatives and dividends paid to shareholders.

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

•
Cash flows used for financing activities increased approximately $13.9 billion in 2016 compared to 2015 primarily due to the issuance of the 2016 senior notes. The increase is also driven by the repayment of debt, settlement of repurchase agreements and repurchases of common shares that occurred in 2015 and did not recur in 2016, partially offset by higher net repayment on interest rate derivatives in 2016.

Refer to Notes 9 “Debt” and 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about debt issuances, debt repayments, share repurchases and dividend payments.

Termination of Humana Merger Agreement and Aetna APA
As a result of the termination of the Humana Merger Agreement, we paid Humana the applicable $1.0 billion Regulatory Termination Fee on February 16, 2017. As a result of the APA Termination Agreement, we paid Molina the applicable termination fee of $53 million on February 16, 2017 and paid Molina the applicable transaction costs of $7 million on February 27, 2017. We funded these payments with the proceeds of the 2016 senior notes.

2016 Senior Notes
In June 2016, we issued $13 billion of 2016 senior notes. In accordance with the terms of the 2016 senior notes, on February 14, 2017, following the termination of the Humana Merger Agreement, we issued a notice of redemption for the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income. Refer to Note 3 “Acquisition, Divestiture, Terminated Acquisition and Terminated Divestiture” and 9 “Debt” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on these transactions.

2017 Senior Notes
In August 2017, we issued $1.0 billion of 3.875% senior notes due 2047. We used the net proceeds of this offering to repay a portion of our 1.5% senior notes due in November 2017, repay a portion of our floating rate senior notes due in December 2017 and for general corporate purposes.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At December 31, 2017 and 2016, we did not have any commercial paper outstanding or outstanding advances from the FHLBB. The maximum amount of commercial paper borrowings outstanding during the year ended December 31, 2017 was approximately $850 million.

Our consolidated debt to capitalization ratio (calculated by dividing total long-term debt and short-term debt (“Total Debt”) by the sum of Total Debt and total Aetna shareholders’ equity) was 37.0 percent and 53.6 percent at December 31, 2017 and 2016, respectively. Our consolidated debt to capitalization ratio at December 31, 2017 reflects financing activity during 2017 including the repayment of approximately $12.6 billion aggregate principal amount of our senior notes and the issuance of $1.0 billion aggregate principal amount of our senior notes. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, reinsurance and pledging or selling of assets.

Interest expense was $442 million, $604 million and $369 million for 2017, 2016 and 2015, respectively. The decrease in interest expense during 2017 compared to 2016 is primarily due to a lower long-term debt balance during 2017 compared to 2016. The increase in interest expense during 2016 compared to 2015 reflects financing activity associated with the Humana Transaction.

Refer to Notes 9 “Debt” and 13 “Shareholders’ Equity” for information on our FHLBB membership and our stock-based compensation awards granted during 2017, respectively.

The State of Illinois experienced budget difficulties which contributed to the state being delinquent in paying certain of our premiums and fees. As a result of the actions taken by the state to pay us, our premium receivable balance at December 31, 2017 from the State of Illinois was approximately $350 million. Given our significant cash collections during the fourth quarter of 2017 of approximately $960 million, the State of Illinois budget and bond issuance, a federal judge’s ruling that prioritized Medicaid payments and the federal government’s match of a percentage of payments made by the state to managed care organizations under the state’s Medicaid program, we continue to believe the amounts due to us are collectible.

Contractual Obligations
The following table summarizes certain estimated future obligations by period under our various contractual obligations at December 31, 2017. The table below does not include future payments of claims to health care providers or pharmacies because certain terms of these payments are not determinable at December 31, 2017 (for example, the timing and volume of future services provided under fee-for-service arrangements and future membership levels for capitated arrangements). We believe that funds from future operating cash flows, together with cash, investments and other funds available under our revolving credit facility; from the FHLBB; and from public or private financing sources, will be sufficient to meet our existing commitments as well as our liquidity needs associated with future operations, including our strategic growth initiatives.

(Millions)	2018	2019-2020	2021-2022	Thereafter	Total
Long-term debt obligations, including interest	$1,350	$1,043	$2,681	$9,233	$14,307
Operating lease obligations	142	194	116	243	695
Purchase obligations	239	442	250	24	955
Other liabilities reflected on our balance sheet: (1)
Future policy benefits (2)	604	1,199	930	3,634	6,367
Unpaid claims (2)	850	633	415	874	2,772
Policyholders’ funds (2) (3)	807	87	91	425	1,410
Other liabilities (4)	4,523	346	81	194	5,144
Total	$8,515	$3,944	$4,564	$14,627	$31,650

(1)
Payments of other long-term liabilities exclude Separate Accounts liabilities of approximately $4.3 billion because these liabilities are supported by assets that are legally segregated and are not subject to claims that arise out of our business.

(2)
Total payments of future policy benefits, unpaid claims and policyholders’ funds include $887 million, $2.7 billion and $355 million, respectively, of reserves for contracts subject to reinsurance. We expect the assuming reinsurance carrier to fund these obligations and have reflected these amounts as reinsurance recoverable assets on our Consolidated Balance Sheets.

(3)
Customer funds associated with group life and health contracts of approximately $2.2 billion have been excluded from the table above because such funds may be used primarily at the customer’s discretion to offset future premiums and/or for refunds, and the timing of the related cash flows cannot be determined. Additionally, net unrealized capital gains on debt and equity securities supporting experience-rated products of $51 million, before tax, have been excluded from the table above.

(4)	Other liabilities in the table above include general expense accruals and other related payables and exclude the following:

•
Employee-related benefit obligations of $572 million, including our pension and other postretirement and post-employment benefit obligations and certain deferred compensation arrangements. These liabilities do not necessarily represent future cash payments we will be required to make, or such payment patterns cannot be determined. However, other long-term liabilities include expected benefit payments of $329 million over the next ten years for our non-qualified supplemental pension plan and our postretirement benefit plans, which we primarily fund when paid by the plans.

•	Deferred gains of $1.1 billion which will be recognized in our earnings in the future in accordance with GAAP.

•	Net unrealized capital gains of $143 million, before tax, supporting discontinued products.

•	Other payables of $49 million.

Restrictions on Certain Payments
In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, health maintenance organizations (“HMOs”) and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity (referred to as surplus) and restrict the amount of dividends and other distributions that may be paid to their equity holders. These regulations are not directly applicable to Aetna as a holding company, since Aetna is not an HMO or an insurance company. The additional regulations applicable to our HMO and insurance company subsidiaries are not expected to affect our ability to service our debt, meet our other financing obligations or pay dividends, or the ability of any of our subsidiaries to service other financing obligations. Under applicable regulatory requirements, at December 31, 2017, the amount of dividends that may be paid by our insurance and HMO subsidiaries without prior approval by regulatory authorities was approximately $1.6 billion in the aggregate.

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

Under the terms of the CVS Merger Agreement, prior to the completion of the merger contemplated by the CVS Merger Agreement, our ability to repurchase shares of our common stock is limited, and we are not permitted to declare, set aside or pay any dividend or make any other distribution other than a regular quarterly cash dividend in the ordinary course of business, which cannot exceed $.50 per share.

At December 31, 2017 and 2016, we held investments of $616 million and $657 million, respectively, that are not accounted for as Separate Accounts assets but are legally segregated and are not subject to claims that arise out of our business. Refer to Note 4 “Investments” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on investments related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract.

Off-Balance Sheet Arrangements
We do not have any guarantees or other off-balance sheet arrangements that we believe, based on historical experience and current business plans, are reasonably likely to have a material impact on our current or future operating results, financial position or cash flows (other than the guarantees described in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K) at December 31, 2017. In addition, refer to Note 4 “Investments” included in Part II, Item 8 of this Annual Report on Form 10-K for additional detail of our variable interest entities at December 31, 2017.

Solvency Regulation
The National Association of Insurance Commissioners (the “NAIC”) utilizes risk-based capital (“RBC”) standards for insurance companies that are designed to identify weakly-capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC Ratio”). The RBC Ratio is designed to reflect the risk profile of insurance companies. Within certain ratio ranges, regulators have increasing authority to take action as the RBC Ratio decreases. There are four levels of regulatory action, ranging from requiring an insurer to submit a comprehensive financial plan for increasing its RBC to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. At December 31, 2017, the RBC Ratio of each of our primary insurance subsidiaries was above the level that would require regulatory action. The RBC framework described above for insurers has been extended by the NAIC to health organizations, including HMOs. Although not all states had adopted these rules at December 31, 2017, at that date, each of our active HMOs had a surplus that exceeded either the applicable state net worth requirements or, where adopted, the levels that would require regulatory action under the NAIC’s RBC rules. External rating agencies use their own capital models and/or RBC standards when they determine a company’s rating.

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

Health Care Costs Payable
At both December 31, 2017 and 2016, 86% of health care costs payable are estimates of the ultimate cost of (i) services rendered to our members but not yet reported to us and (ii) claims which have been reported to us but not yet paid (collectively, “IBNR”). Health care costs payable also include an estimate of the cost of services that will continue to be rendered after the financial statement date if we are obligated to pay for such services in accordance with contractual or regulatory requirements. The remainder of health care costs payable is primarily comprised of pharmacy and capitation payables, other amounts due to providers pursuant to risk sharing agreements and accruals for state assessments. We develop our estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Refer to Note 2 “Summary of Significant Accounting Policies - Health Care Costs Payable” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our reserving methodology.

During 2017 and 2016 we observed an increase in our completion factors relative to those assumed at the prior year end. After considering the claims paid in 2017 and 2016 with dates of service prior to the fourth quarter of the previous year, we observed the assumed incurred claim weighted average completion factors were each 28 basis points higher than previously estimated, resulting in a reduction of $244 million and $230 million in 2017 and 2016, respectively, in health care costs payable that related to the prior year. We have considered the pattern of changes in our completion factors when determining the completion factors used in our estimates of IBNR at December 31, 2017. However, based on our historical claim experience, it is reasonably possible that our estimated weighted average completion factors may vary by plus or minus 20 basis points from our assumed rates, which could impact health care costs payable by approximately plus or minus $241 million pretax.

Also during 2017 and 2016, we observed that our health care costs for claims with claim incurred dates of three months or less before the financial statement date were lower than previously estimated. Specifically, after considering the claims paid in 2017 and 2016 with claim incurred dates for the fourth quarter of the previous year, we observed health care costs that were 6.6% and 6.5% lower, respectively, for each fourth quarter than previously estimated, resulting in a reduction of $570 million in 2017 and $534 million in 2016 in health care costs payable that related to the prior year.

We consider historical health care cost trend rates together with our knowledge of recent events that may impact current trends when developing our estimates of current health care cost trend rates. When establishing our reserves at December 31, 2017, we increased our assumed health care cost trend rates for the most recent three months by 7.4% from health care cost trend rates recently observed. However, based on our historical claim experience, it is reasonably possible that our estimated health care cost trend rates may vary by plus or minus 3.5% from our assumed rates, which could impact health care costs payable by plus or minus $301 million pretax.

Health care costs payable as of December 31, 2017 and 2016 consisted of the following products:

(Millions)	2017	2016
Commercial	$2,632	$3,273
Government	3,183	3,285
Total health care costs payable	$5,815	$6,558

Other Insurance Liabilities
We establish insurance liabilities other than health care costs payable for benefit claims primarily related to our Group Insurance segment. We refer to these liabilities as other insurance liabilities. These liabilities primarily relate to our life, disability and long-term care products. Substantially all of our life and disability insurance liabilities have been fully ceded to unrelated third parties through indemnity reinsurance agreements, however we remain directly obligated to the policyholders.

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

The discount rate is the interest rate at which future benefit cash flows are discounted to determine the present value of those cash flows. The discount rate we select is a critical estimate, because higher discount rates result in lower reserves. We determine the discount rate based on the current and estimated future yield of the asset portfolio supporting our life and disability reserves. If the discount rate we select in estimating our reserves is lower (higher) than our actual future portfolio rate of return, our reserves may be higher (lower) than necessary. Following the Group Insurance sale, the discount rates selected for life insurance waiver of premiums and long-term disability reserves at December 31, 2017 were 250 basis points lower than the rates we selected at December 31, 2016, primarily due to the decrease in the projected yield of the asset portfolio supporting our reserves. The discount rates we selected for life insurance waiver of premiums and long-term disability reserves at December 31, 2016 were 40 basis points lower than the rates we selected at December 31, 2015, primarily due to the decrease in projected future portfolio rates of return. Based on our historical experience, it is reasonably possible that the assumed discount rates for our life and disability reserves may vary by plus or minus 50 basis points from year to year. A 50 basis point decrease in the discount rates selected for both our life insurance waiver of premium and disability reserves would have increased our life and disability liabilities by $54 million pretax for 2017.

For disability claims and a portion of our life claims, we must estimate the timing of benefit payments, which takes into consideration the maximum benefit period and the probabilities of recovery (i.e., recovery rate) or death (i.e., mortality rate) of the member. Benefit payments may also be affected by a change in employment status of a disabled member, for example, if the member returns to work on a part-time basis. Estimating the recovery and mortality rates of our members is complex. Our actuaries evaluate our current and historical claim patterns, the timing and amount of any Social Security offset (for disability only), as well as other factors including the relative ages of covered members and the duration of each member’s disability when developing these assumptions. For disability reserves, if our actual recovery and mortality rates are lower (higher) than our estimates, our reserves will be lower (higher) than required to cover future disability benefit payments. For certain life insurance premium waiver reserves, if the actual recovery rates are lower (higher) than our estimates or the actual mortality rates are higher (lower) than our estimates, our reserves will be lower (higher) than required to cover future life benefit payments. We use standard industry tables and our historical claim experience to develop our estimated recovery and mortality rates. Claim reserves for our disability and life products are sensitive to these assumptions. Our historical experience has been that our recovery or mortality rates for our life and disability reserves vary by less than ten percent during the course of a year. A ten percent less (more) favorable assumption for our recovery or mortality rates would have increased (decreased) current and future life and disability benefit costs by $89 million pretax for 2017. When establishing our reserves at December 31, 2017, we set our estimates of recovery and mortality rates based on recent experience. Refer to Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on our reserving methodology.

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

Premium Deficiency Reserves on our Health Care and Group Insurance products
We recognize a premium deficiency loss when it is probable that expected future claims, including maintenance costs (for example, direct costs such as claim processing costs), will exceed existing reserves plus anticipated future premiums and reinsurance recoveries. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. Any such reserves established would normally cover expected losses until the next policy renewal dates for the related policies. We established a premium deficiency reserve of $16 million related to our Medicaid products at December 31, 2017 for the 2018 coverage year. We did not have any material premium deficiency reserves for our Health Care or Group Insurance business at December 31, 2016.

Large Case Pensions Discontinued Products Reserve
We discontinued certain Large Case Pensions products in 1993 and established a reserve to cover losses expected during the run-off period. Since 1993, we have made several adjustments resulting in a reduction to this reserve that have increased net income attributable to Aetna. These adjustments occurred primarily because our investment experience as well as our mortality and retirement experience have been better than the experience we projected at the time we discontinued the products. We released $71 million ($109 million pretax) and $84 million ($128 million pretax) of the reserve in the years ended December 31, 2017 and 2016, respectively. No releases were made to the reserve in 2015. The reserve release during the year ended December 31, 2017 was primarily due to favorable mortality experience compared to assumptions we previously made in estimating the reserve. The reserve release in the years ended December 31, 2017 and 2016 also was due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. There can be no assurance that adjustments to the discontinued products reserve will occur in the future. Future adjustments could positively or negatively impact net income attributable to Aetna.

Recoverability of Goodwill and Other Acquired Intangible Assets
We have made acquisitions that included a significant amount of goodwill and other intangible assets. When we complete an acquisition, we apply the acquisition method of accounting, which among other things, requires the recognition of goodwill (which represents the excess cost of the acquisition over the fair value of net assets acquired and identified intangible assets). Goodwill is subject to an annual (or under certain circumstances more frequent) impairment test based on its estimated fair value. Other intangible assets that meet certain criteria are amortized over their useful lives, except for the valuation of business acquired which amortizes in proportion to estimated premiums over the expected life of the acquired contracts, and are also subject to a periodic impairment test. Historically, for these impairment evaluations, we have used an implied fair value approach, which used a discounted cash flow analysis and other valuation methodologies. Effective January 1, 2017, we adopted, on a prospective basis, new accounting guidance which simplifies the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. A goodwill impairment charge would be recognized if the carrying amount of a reporting unit exceeds the estimated fair value of the reporting unit. The adoption of this new guidance did not have a material impact on our financial position or operating results. Our impairment evaluations use many assumptions and estimates to determine estimated fair value of the reporting unit, including certain assumptions and estimates related to future earnings. If we do not achieve our earnings objectives, the assumptions and estimates underlying these impairment evaluations could be adversely affected, which could result in an asset impairment charge that would negatively impact our operating results. There were no material impairment losses recognized in any of the three years ended December 31, 2017, 2016 or 2015. In conjunction with the Group Insurance sale, which included a substantial portion of our Group Insurance business, the goodwill allocated to our Group Insurance segment of $113 million was included in the calculation of the total gain on sale, with a corresponding reduction of the goodwill balance.

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

The discount rates we used in accounting for our pension and OPEB plans were calculated using a yield curve as of our annual measurement date. Each yield curve consisted of a series of individual discount rates, with each discount rate corresponding to a single point in time, based on high-quality bonds (that is, bonds with an average rating of AA based on ratings from Standard & Poor’s, Fitch, and the equivalent ratings from Moody’s). We project the benefits expected to be paid from each plan at each point in the future based on each participant’s current service (but reflecting expected future pay increases). These projected benefit payments are then discounted to the measurement date using the corresponding rate from the yield curve. A lower discount rate increases the present value of benefit obligations. In 2017, we decreased our weighted average discount rate to 3.68% for our pension plans from the 4.22% used at the measurement date in 2016. In 2017, we decreased our weighted average discount rate on OPEB plans to 3.63% from the 4.12% used at the measurement date in 2016. A one-percentage point decrease in the assumed discount rate would decrease our annual pension costs by $10 million after-tax and would have a negligible effect on our annual OPEB costs.

Effective as of the beginning of 2017, we refined the approach used to estimate the interest cost component of net periodic benefit cost for pension and OPEB plans that utilize a yield curve approach. Historically, we estimated the interest cost using a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation. We have now elected to measure interest cost by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe the new approach provides a more precise estimate of such interest cost. We have accounted for this refinement as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis beginning in 2017. The reduction in net periodic benefit cost associated with this refinement for the year ended December 31, 2017 was $26 million ($41 million pre-tax). For our pension benefits, the 2017 weighted-average discount rate for interest costs under the refined approach adopted as of the beginning of 2017 was 3.51%. Under the prior methodology, the 2017 weighted-average discount rate would have been 4.22%.

At December 31, 2017, our pension and OPEB plans had aggregate pretax accumulated actuarial losses of approximately $2.4 billion. Accumulated actuarial losses are primarily due to an increase in the present value of future plan obligations driven by lower interest rates and improving mortality trends as well as investment results below the returns assumed in 2008. The accumulated actuarial loss is amortized over the weighted-average expected life of pension plan participants (estimated to be up to 27 years at December 31, 2017 for the pension plans) and the expected life of OPEB plan participants (estimated to be up to 17 years at December 31, 2017) to the extent the loss is outside of a corridor established in accordance with GAAP. The corridor is established based on the greater of 10% of the plan assets or 10% of the projected benefit obligation. At December 31, 2017, approximately $1.7 billion of the actuarial loss was outside of the corridor, which will result in amortization of $43 million after-tax in our 2017 pension and OPEB expense.

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

Other-Than-Temporary Impairment of Debt Securities
We regularly review our debt securities to determine whether a decline in fair value below the cost basis or carrying value is other-than-temporary. If a decline in fair value is considered other-than-temporary, the cost basis or carrying value of the debt security is written down. The write-down is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is included in our operating results, and the amount of the non-credit related component is included in other comprehensive income, unless we intend to sell the security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery of its amortized cost basis. We analyze all facts and circumstances we believe are relevant for each investment when performing this analysis, in accordance with applicable accounting guidance promulgated by the Financial Accounting Standards Board and the U.S. Securities and Exchange Commission (the “SEC”).

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

Revenue Recognition and Allowance for Estimated Terminations and Uncollectible Accounts
Our revenue is principally derived from premiums and fees billed to customers in the Health Care and Group Insurance segments. In Health Care, revenue is recognized based on customer billings, which reflect contracted rates per employee and the number of covered employees recorded in our records at the time the billings are prepared. Billings are generally sent monthly for coverage during the following month. In Group Insurance, premium for group life and disability products is recognized as revenue, net of allowances for uncollectible accounts, over the term of coverage. Amounts received before the period of coverage begins are recorded as unearned premiums. On November 1, 2017, we completed the sale of a substantial portion of our Group Insurance segment.

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

REGULATORY ENVIRONMENT
General
Our operations are subject to comprehensive United States federal, state and local and comparable multiple levels of international regulation in the jurisdictions in which we do business. The laws and rules governing our business and interpretations of those laws and rules continue to expand and become more restrictive each year and are subject to frequent change. The current U.S. presidential administration and the control of the U.S. Congress by a single political party increase the likelihood of significant changes in those laws and rules, including the ACA. There also continues to be a heightened level of review and/or audit by federal, state and international regulators of the health and related benefits industry’s business and reporting practices.

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

The ACA made broad-based changes to the U.S. health care system. On January 20, 2017, the President signed an executive order that gives the regulatory agencies that enforce the ACA the authority to interpret regulations issued under the ACA in a way that limits fiscal burdens on states and financial or regulatory burdens on individuals, providers, health insurers and others. The practical implications of that order are unclear, and the future of the ACA is uncertain. While we anticipate continued efforts in 2018 and beyond to modify, repeal or replace the ACA, we expect aspects of the ACA to continue to significantly impact our business operations and operating results, including our pricing, our MBRs and the geographies in which our products are available. The ACA has presented us with business opportunities, but also with financial and regulatory challenges. Most of the ACA’s key components were phased in during or prior to 2014, including Public Exchanges, required minimum MLRs in Commercial and Medicare products, the individual coverage mandate, guaranteed issue, rating limits in individual and small group products, significant new industry-wide fees, assessments and taxes, enhanced premium rate review and disclosure processes, reduced Medicare Advantage payment rates to insurers, and linking Medicare Advantage payments to a plan’s CMS quality performance ratings or “star ratings.” The effects of these changes are reflected in our operating results. If the ACA is not amended, repealed or replaced, certain of its components will continue to be phased in until 2022.

We expect to continue to dedicate significant resources and incur significant expenses during 2018 to comply with the ACA as currently enacted and implement and comply with changes to the ACA as well as state level health care reform. While most of the significant aspects of the ACA became effective during or prior to 2014, parts of the ACA continue to evolve through the promulgation of executive orders, regulations and guidance. Additional changes to the ACA and those regulations and guidance at the federal and/or state level are likely, and those changes are likely to be significant. Growing state and federal budgetary pressures make it more likely that any changes, including changes at the state level in response changes to, or repeal or replacement of, the ACA and/or changes in the funding levels and/or payment mechanisms of federally supported benefit programs, will be adverse to us. Given the inherent difficulty of foreseeing the nature and scope of future changes to the ACA and how states, businesses and individuals will respond to those changes, we cannot predict the impact on us of future changes to the ACA. It is reasonably possible that repeal or replacement of or other changes to the ACA and/or states’ responses to such changes, in the aggregate, could have a significant adverse effect on our business operations and operating results.

Potential repeal of the ACA, ongoing legislative, regulatory and administrative policy changes to the ACA, the results of congressional and state level elections, pending litigation challenging aspects of the law or funding for the law and federal budget negotiations continue to create uncertainty about the ultimate impact of the ACA. Examples of recent administrative policy, legislative and regulatory changes include: the January 2018 suspension of the HIF for 2019 and delay of the “Cadillac” tax on high-cost employer sponsored health coverage until 2022; the December 2017 TCJA, which repealed the ACA’s individual mandate and related penalties; the January 20, 2017 and October 12, 2017 executive orders relating to the ACA; the federal government’s October 2017 curtailment of payments related to the Cost-Sharing Subsidy Program; the November 2016 HHS announcement that risk corridor collections for the 2015 program year would be applied first to amounts owed to plans for the 2014 program year; and the May 2016 final regulations relating to the ACA’s non-discrimination requirements. The pending litigation challenging the ACA includes challenges by various states of the federal government’s decision to curtail payments related to the Cost-Sharing Subsidy Program. The time frame for conclusion and final outcome and ultimate impact of this litigation are uncertain.

As described above, the availability of funding for the ACA’s temporary risk corridor program is an example of this uncertainty. We continue to believe that receipt of any risk corridor payment from HHS for the 2016 or 2015 program year and receipt of such payments in excess of the announced prorated amount for the 2014 program year are uncertain. At December 31, 2017, we had an immaterial receivable for the remaining 2014 program year prorated amount that had not been collected from HHS and no receivable for either of the 2015 or 2016 program years. 2016 was the last program year for the ACA’s risk corridor program. On-going uncertainty regarding the funding of ACA-related programs and subsidies can be expected to create additional instability in the marketplace.

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

The expansion of health care coverage contemplated by the ACA is being funded in part by reductions to the reimbursements we and other health plans are paid by the federal government for our Medicare members, among other sources. While not all-inclusive, the following are some of the key provisions of the ACA (assuming it continues to be implemented in its current form) that become effective on or after January 1, 2018. We continue to evaluate these provisions and the related regulations and regulatory guidance to determine the impact that they will have on our business operations and operating results:

•
Closure of the gap in coverage for Medicare Part D prescription drug coverage (the so-called “donut hole”) which began to close in 2010 and will incrementally close until the coverage gap is eliminated in 2019.

•
The imposition on us and other health insurers, health plans and other market participants of significant fees, assessments and taxes, including the industry-wide reinsurance assessment of $5 billion in 2016 and an annual non-tax deductible industry-wide $14.3 billion HIF for 2018, which was zero in 2017. On January 22, 2018, the HIF was suspended for 2019. As currently enacted, the HIF will increase in 2020 and annually thereafter. As a result of the 2018 reinstatement of the HIF, we expect our share of the applicable 2018 ACA fees, assessments and taxes to be approximately $930 million.

•	A non-tax deductible 40% excise tax on employer-sponsored health care benefits above a certain threshold beginning in 2022.

•	Reduced funding for Medicaid expansion, which began in 2017.

The ACA also specifies minimum MLRs for our Commercial and Medicare Insured products, specifies features required to be included in Commercial benefit designs, limits Commercial individual and small group rating and pricing practices, encourages additional competition (including potential incentives for new market entrants) and significantly increases federal and state oversight of health plans, including regulations and processes that could delay or limit our ability to appropriately increase our health plan premium rates. This in turn could adversely affect our ability to continue to participate in certain product lines and/or geographies we serve today.

In addition, the ACA ties a portion of each Medicare Advantage plan’s reimbursement to the achievement of favorable CMS quality performance measures (“star ratings”). Since 2015, only Medicare Advantage plans with an overall star rating of four or more stars (out of five stars) are eligible for a quality bonus in their basic premium rates. As a result, our Medicare Advantage plans’ operating results in 2018 and going forward will be significantly affected by their star ratings. For additional information on CMS’s stars program and our related performance, see “Medicare” below in this MD&A - Regulatory Environment.

In 2017, state legislatures focused on state budgets and taxes (including new assessments on health care premiums), stabilizing the health insurance marketplace, provider network composition and provider directory accuracy requirements, pharmacy benefit and drug coverage requirements, Medicaid reforms, “surprise” billing of members and health care delivery system transformation. At the state level, all 50 U.S. states and the District of Columbia will hold regular legislative sessions in 2018. We expect additional state level legislation and regulatory activity that impacts our businesses to be enacted in 2018, including potentially significant changes in small group and Medicaid products and/or programs in response to or in anticipation of reduced federal funding and other state budgetary pressures and/or the adverse impact of actual and/or expected changes to the ACA and other federal programs on state citizens, programs, and budgets. In addition, independent of federal efforts, we expect many states to continue to consider legislation or regulations that affect privately-financed health insurance arrangements and/or public programs, including changes to Medicaid program eligibility rules and/or benefits, imposing requirements on the composition of our provider networks and the accuracy of our provider directories, mandating specific benefit coverages, and enhancing consumer transparency on provider network composition as well as cost and quality of care. For example, regulators or legislatures in a number of states have implemented or are considering limits on premium rate increases, either by enforcing existing legal requirements more stringently or proposing different regulatory standards or procedures for reviewing proposed premium rate changes, as well as imposing taxes on insurers and other health plans to finance Public Exchanges, Medicaid and other state programs. If any elements of the ACA are repealed at the federal level, we expect that some states would seek to enact similar requirements, such as prohibiting pre-existing condition exclusions, prohibiting rescission of insurance coverage, requiring coverage for dependents up to age 26, requiring guaranteed renewability of insurance coverage and prohibiting lifetime limits on insurance coverage.

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

Each health insurer and HMO must file periodic financial and operating reports with the states in which it does business. In addition, health insurers and HMOs are subject to state examination and periodic license renewal. Applicable laws also restrict the ability of our regulated subsidiaries to pay dividends, and certain dividends require prior regulatory approval. In addition, some of our business and related activities may be subject to preferred provider organization (“PPO”), managed care organization, utilization review or third-party administrator-related licensure requirements and regulations. These licensure requirements and regulations differ from state to state, but may contain health care provider network, contracting, product and rate, financial and reporting requirements. There also are laws and regulations that set specific standards for our delivery of services, payment of claims, fraud prevention, protection of consumer health information, payment for covered benefits and services and escheatment of funds to states. Our pharmacy benefit management (“PBM”) services suppliers, including CaremarkPCS Health, L.L.C. (and its predecessors, collectively “Caremark”, a wholly-owned subsidiary of CVS Health), also are subject to extensive federal and state regulation, including many of the items described above.

Pricing and Underwriting Restrictions
Pricing and underwriting regulation by states limits our underwriting and rating practices and those of other health insurers, particularly for small employer groups. Since 2014, as a result of the ACA, health insurers cannot vary small group premium rates based on individual members’ characteristics except for geography and limited variation for age and tobacco use. Since 2016, as a result of the ACA, states have the ability to expand the small group rating category to cover groups of up to 100 employees. Pricing and underwriting laws and regulations vary by state. In general, they apply to certain customer segments and limit our ability to set prices for new or renewing groups, or both, based on specific characteristics of the group or the group’s prior claim experience. In some states, these laws and regulations restrict our ability to price for the risk we assume and/or reflect reasonable costs in our pricing.

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

The ACA also specifies minimum MLRs of 85% for large group commercial products, 80% for individual and small group commercial products and 85% for Medicare Advantage and Medicare Part D plans. Since 2017, Medicaid managed care products, including those we offer, also are subject to a minimum MLR of 85% under a final rule issued by CMS in 2016. Because the ACA and the Medicaid minimum MLRs are structured as “floors” for many of their requirements, states have the latitude to enact more stringent rules governing its various restrictions. For Medicaid managed care and commercial products, states may adopt higher minimum MLR requirements, use more stringent definitions of “medical loss ratio,” incorporate minimum MLR requirements into prospective premium rate filings for commercial products, require prior approval of premium rates for commercial products, or impose other requirements related to minimum MLR. For example, Texas has expanded from 50 to 100 the maximum size of “small groups” that are subject to its minimum MLR requirements, and New York, New Jersey and California all have established state-specific minimum MLR requirements. Minimum MLR requirements and similar actions further limit the level of margin we can earn in our Insured business while leaving us exposed to medical costs that are higher than those reflected in our pricing. We also may be subject to significant fines, penalties, premium refunds and litigation if we fail to comply with minimum MLR laws and regulations. In addition, if a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to participate in open enrollment. If a Medicare Advantage or Medicare Part D contract pays such rebates for five consecutive years, it will be terminated by CMS.

In addition, we requested significant increases in our premium rates in our small group Health Care business for 2018 and expect to continue to request significant increases in those rates for 2019 and beyond in order to adequately price for projected medical cost trends, required expansions of coverage and significant assessments, fees and taxes imposed by the federal and state governments, including the ACA. Our rates also must be adequate to reflect adverse selection in our products, particularly in small group products, which we expect to continue and potentially worsen in 2018 with the expiration of the ACA’s risk corridor and reinsurance programs at the end of 2016. These significant rate increases heighten the risks of adverse public and regulatory action and adverse selection and the likelihood that our requested premium rate increases will be denied, reduced or delayed, which could lead to operating margin compression.

Many of these laws and regulations also limit the differentials in premium rates insurers and other carriers may charge between new and renewal business, and/or between groups based on differing characteristics. They may also require that carriers disclose to customers the basis on which the carrier establishes new business and renewal premium rates and limit the ability of a carrier to terminate customers’ coverage. In addition, HHS’ rules on rates impose additional public disclosure requirements on any rate filings that exceed the “reasonableness” threshold and require additional review of those rates.

In addition, a number of states provide for a voluntary reinsurance mechanism to spread small group risk among participating insurers and other carriers. In a small number of states, participation in this pooling mechanism is mandatory for all small group carriers. In general, we have elected not to participate in voluntary pools. However, even in the voluntary pool states, we may be subject to certain supplemental assessments related to the state’s small group experience. Core elements of the ACA were designed to reduce or eliminate reliance on these state pooling mechanisms. If those elements of the ACA are modified, repealed or replaced, states may reinstate or expand their pooling requirements, including mandatory participation.

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

HIPAA’s administrative simplification requirements apply to self-funded group health plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (“Covered Entities”). Regulations adopted to implement administrative simplification also require that “business associates” (e.g., entities that provide services to health plans, such as electronic claims clearinghouses, print and fulfillment vendors, consultants, and us for the administrative services we provide to our ASC customers) acting for or on behalf of these Covered Entities be contractually obligated to meet HIPAA standards. The administrative simplification regulations establish significant criminal penalties and civil sanctions for noncompliance.

The HIPAA privacy regulations adopted by HHS establish limits on the use and disclosure of medical records and other individually identifiable health information (protected health information or “PHI”) by Covered Entities. Further, ARRA requires us and other Covered Entities to report any breaches of PHI to impacted individuals and to HHS and to notify the media in any states where 500 or more people are impacted by the unauthorized release or use of or access to PHI. Business associates must also comply with certain HIPAA provisions. In addition, ARRA establishes greater civil and criminal penalties for Covered Entities and business associates who fail to comply with HIPAA’s provisions and gives new enforcement rights to state attorneys general.

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

The Cybersecurity Information Sharing Act of 2015 (“CISA”) encourages organizations to share cyber threat indicators with the federal government and, among other things, directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. In addition, states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. States also are starting to issue regulations and proposed regulations specifically related to cybersecurity, such as the regulations issued by the New York Department of Financial Services. Complying with conflicting cybersecurity regulations, which may differ from state to state, requires significant resources. In addition, differing approaches to state privacy and/or cyber-security regulation and varying enforcement philosophies may materially and adversely affect our ability to standardize our products and services across state lines. Widely-reported large scale U.S. commercial data breaches increase the likelihood that additional data security legislation will be considered by additional states. These legislative and regulatory developments will impact the design and operation of our businesses, including our Consumer Health and Services businesses, our privacy and security strategy and our web-based and mobile assets.

Other Legislative Initiatives and Regulatory Initiatives
In addition to the ACA, HIPAA and ARRA measures discussed above, the U.S. federal and state governments, as well as governments in other countries where we do business, continue to enact and seriously consider many other broad-based legislative and regulatory proposals that have had a material impact on or could materially impact various aspects of the health care and related benefits system. For example:

•
Under the Budget Control Act of 2011 (the “BCA”) and the American Taxpayer Relief Act of 2012 (the “ATRA”) significant, automatic across-the-board budget cuts (known as sequestration) began in March 2013, including Medicare spending cuts of not more than 2% of total program costs per year through 2024. CMS issued its final notice detailing final Medicare Advantage benchmark payment rates for 2018 (the “Final Notice”) in April 2017. Overall, we project the benchmark payment rates in the Final Notice will increase funding for our Medicare Advantage business, excluding the impact of coding trend, by less than 1 percent in 2018 compared to 2017. This 2018 rate increase only slightly offsets the challenge we face from the impact of the increasing cost of medical care (including prescription medications), the HIF and CMS local and national coverage decisions that require us to pay for services and supplies that are not factored into our bids. Significant uncertainty remains as to whether and how the U.S. Congress will proceed with actions that create additional federal revenue and/or with entitlement reform. We cannot predict future Medicare or Medicaid funding levels or the impact that future federal budget actions or entitlement program reform, if it occurs, will have on our business, operations or operating results, but the effects could be materially adverse, particularly on our Medicare and/or Medicaid revenues, medical benefit ratios and operating results.

•	The European Union’s (“EU’s”) General Data Protection Regulation will apply across the EU effective May 2018.

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

•	Reducing federal and/or state government funding of government-sponsored health programs in which we participate, including Medicare and Medicaid programs.

•	Restricting or mandating health plan claim processing, review, payment and/or related procedures.

•	Mandating coverage for additional conditions and/or specified procedures, drugs or devices (for example, high cost pharmaceuticals, experimental pharmaceuticals and oral chemotherapy regimens).

•
Imposing requirements and restrictions on the administration of pharmacy benefits, including restricting or eliminating the use of formularies for prescription drugs; restricting our ability to require members to obtain drugs through a home delivery or specialty pharmacy; restricting our ability to place certain specialty or other drugs in the higher cost tiers of our pharmacy formularies; restricting our ability to make changes to drug formularies and/or our clinical programs; limiting or eliminating rebates on pharmaceuticals; restricting our ability to configure our pharmacy networks; and restricting or eliminating the use of certain drug pricing methodologies.

•	Regulating electronic connectivity.

•	Mandating or regulating the disclosure of health care provider fee schedules and other data about our payments to providers.

•	Mandating or regulating disclosure of health care provider outcome and/or efficiency information.

•	Prescribing or limiting members’ financial responsibility for health care or other covered services they utilize.

•
Assessing the medical device status of HIT products and/or solutions, mobile consumer wellness tools and clinical decision support tools, which may require compliance with U.S. Food and Drug Administration (“FDA”) requirements in relation to some of these products, solutions and/or tools.

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

Our business also may be affected by other legislation and regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) creates incentives for whistleblowers to speak directly to the government rather than utilizing internal compliance programs and reduces the burden of proof under the Foreign Corrupt Practices Act of 1977 (the “FCPA”).

Health savings accounts, health reimbursement arrangements and flexible spending accounts and certain of the tax, fee and subsidy provisions of the ACA also are regulated by the U.S. Department of the Treasury and the Internal Revenue Service (the “IRS”).

We also may be adversely impacted by court and regulatory decisions that expand or revise the interpretations of existing statutes and regulations or impose medical malpractice or bad faith liability. Federal and state courts continue to consider cases, and federal and state regulators continue to issue regulations and interpretations, bad faith liability for denial of medical claims, the scope of ERISA’s fiduciary duty requirements, the scope of the False Claims Act and the pre-emptive effect of ERISA on state laws.

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

We continue to expand the number of counties in which we offer Medicare products and the Medicare products we offer. We expect to further expand our Medicare service area and products in 2018 and are seeking to substantially grow our Medicare membership, revenue and operating results over the next several years, including through growth in our Medicare Supplement products, which products are regulated at the state level. The organic expansion of our Medicare service area and Medicare products we offer and the Medicare-related provisions of the ACA significantly increase our exposure to funding and regulation of, and changes in government policy with respect to and/or funding or regulation of, the various Medicare programs in which we participate, including changes in the amounts payable to us under those programs and/or new reforms or surcharges on existing programs. For example, sequestration began in 2013 and resulted in an automatic reduction in Medicare reimbursements to health plans of not more than 2% of total program costs per year through 2024. In addition, the ACA as currently enacted contains further significant reductions in the reimbursements we receive for our Medicare Advantage members which were fully phased-in for 2017. Since the 2014 contract year, the ACA also has required minimum MLRs for Medicare Advantage and Medicare Part D plans of 85%. If a Medicare Advantage or Medicare Part D contract pays minimum MLR rebates for three consecutive years, it will become ineligible to participate in open enrollment. If a Medicare Advantage contract pays rebates for five consecutive years, it will be terminated by CMS.

Overall, we project the benchmark payment rates for 2018 in the Final Notice will increase funding for our Medicare Advantage business, excluding the impact of coding trend, by less than 1 percent in 2018 compared to 2017. This 2018 rate increase only slightly offsets the challenge we face from the impact of the increasing cost of medical care (including prescription medications), the HIF and CMS local and national coverage decisions that require us to pay for services and supplies that are not factored into our bids.

Our Medicare Advantage and PDP products are heavily regulated by CMS. The regulations and contractual requirements applicable to us and other private participants in Medicare programs are complex, expensive to comply with and subject to change. For example, in the second quarter of 2014, CMS issued a final rule implementing the ACA requirements that Medicare Advantage and PDP plans report and refund to CMS overpayments that those plans receive from CMS. The precise interpretation, impact and legality of this rule are not clear and are subject to pending litigation. We have invested significant resources to comply with Medicare standards, and our Medicare compliance efforts will continue to require significant resources. CMS may seek premium and other refunds, prohibit us from continuing to market and/or enroll members in or refuse to passively enroll members in one or more of our Medicare or Medicare-Medicaid demonstration (historically known as “dual eligible”) plans, exclude us from participating in one or more Medicare, dual eligible or dual eligible special needs plan programs and/or institute other sanctions and/or civil monetary penalties against us if we fail to comply with CMS regulations or our Medicare contractual requirements.

CMS regularly audits our performance to determine our compliance with CMS’s regulations and our contracts with CMS and to assess the quality of services we provide to Medicare Advantage and PDP beneficiaries. For example, CMS currently conducts risk adjustment data validation (“RADV”) audits of a subset of Medicare Advantage contracts for each contract year. The OIG also is auditing risk adjustment data of us and other companies, and we expect CMS and the OIG to continue auditing risk adjustment data. We also have produced documents and information to the Civil Division of the DOJ in cooperation with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program. In December 2015, CMS released a request for information (“RFI”) for a significant expansion of the RADV audit program. As described in the RFI, CMS would use third party auditors to attain its ultimate goal of subjecting all Medicare Advantage contracts to either a comprehensive or a targeted RADV audit for each contract year. Refer to “CMS Actions” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K for information on certain pending CMS audits.

A portion of each Medicare Advantage plan’s reimbursement is tied to the plan’s “star ratings.” The star rating system considers a variety of measures adopted by CMS, including quality of preventative services, chronic illness management, compliance and overall customer satisfaction. Our star ratings and past performance scores are adversely affected by compliance issues that arise in our Medicare operations, such as our distribution of inaccurate information regarding which pharmacies were part of our Medicare network and related $1 million civil monetary penalty in 2015, notices of non-compliance and warning letters in 2016 and notices of non-compliance in 2017.

Beginning in 2015, Medicare Advantage plans must have an overall star rating of four stars or higher (out of five stars) to qualify for a quality bonus in their basic premium rates. CMS released our 2018 star ratings in October 2017. Our 2018 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2019. Based on our membership at December 31, 2017, 87% of our Medicare Advantage members were in plans with 2018 star ratings of at least 4.0 stars, compared to 92% of our Medicare Advantage members being in plans with star ratings of at least 4.0 stars based on our membership at December 31. 2016. CMS will release updated stars ratings in October 2018 that will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2020. In 2018 and going forward, our Medicare Advantage plans’ operating results will continue to be significantly affected by their star ratings. CMS continues to revise the star ratings system to make it harder to achieve four stars or more. Despite our success in maintaining high star ratings and other quality measures for 2018 and the continuation of our improvement efforts, there can be no assurances that we will be successful in maintaining or improving our star ratings in future years. Accordingly, our plans may not be eligible for full level quality bonuses, which could adversely affect the benefits such plans can offer, reduce membership and/or reduce profit margins.

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

Going forward, we expect CMS, the OIG, the DOJ, other federal agencies and the U.S. Congress to continue to scrutinize closely each component of the Medicare program (including Medicare Advantage, PDP, demonstration projects such as Medicare-Medicaid plans and provider network access and adequacy), modify the terms and requirements of the program and possibly seek to recast or limit private insurers’ role. It is not possible to predict the outcome of this Congressional or regulatory activity, any of which could adversely affect us.

Medicaid
We are seeking to substantially grow our Medicaid, dual eligible and dual eligible special needs plan businesses over the next several years. As a result, we also are increasing our exposure to changes in government policy with respect to and/or regulation of the various Medicaid, dual eligible and dual eligible special needs plan programs in which we participate, including changes in the amounts payable to us under those programs.

In April 2016, CMS issued a final rule that overhauls the entire Medicaid managed care delivery system. The final rule represents the first update to Medicaid managed care regulations since 2002. Among other things the final rule requires Medicaid products to have a minimum MLR of 85%; establishes a Medicaid managed care quality rating system; and establishes provider network adequacy requirements. The minimum MLR requirements were effective beginning in 2017.

The impact of Medicaid expansion under the ACA is uncertain. The future of the ACA is uncertain, and states may opt out of the elements of the ACA requiring expansion of Medicaid coverage without losing their current federal Medicaid funding. To date, a number of states and the District of Columbia have expanded Medicaid coverage to the higher eligibility levels contemplated by the ACA. In addition, the election of new governors and/or state legislatures may impact states’ previous decisions regarding Medicaid expansion. In 2017, federal funding for expanded Medicaid coverage began to decrease, and proposals for substantial changes to federal funding of state Medicaid programs are likely to be considered in 2018 and beyond, including the possibility of converting federal Medicaid support to block grants and per capita caps on federal funding. Uncertainty regarding federal funding is causing and will continue to cause states to re-evaluate their Medicaid expansions and consider new assessments, fees and/or taxes on health plans. That re-evaluation may adversely affect Medicaid payment rates, our revenues and our Medicaid membership in those states.

The economic aspects of the Medicaid, dual eligible and dual eligible special needs plan business vary from state to state and are subject to frequent change. Medicaid premiums are paid by each state and differ from state to state. The federal government and certain states also are considering proposals and legislation for Medicaid and dual eligible program reforms or redesigns, including further program, population and/or geographic expansions of risk-based managed care, increasing beneficiary cost-sharing or payment levels, and changes to benefits, reimbursement, eligibility criteria, provider network adequacy requirements (including requiring the inclusion of specified high cost providers in our networks) and program structure. In some states, current Medicaid and dual eligible funding and premium revenue may not be adequate for us to continue program participation due to state and federal budgetary constraints and continuing efforts to reduce health care costs. In addition, our Medicaid and dual eligible contracts with states (or sponsors of Medicaid managed care plans) are subject to cancellation by the state (or the sponsors of the managed care plans) after a short notice period without cause (for example, when a state discontinues a managed care program) or in the event of insufficient state funding.

Our Medicaid, dual eligible and dual eligible special needs plan products also are heavily regulated by CMS and state Medicaid agencies, which have the right to audit our performance to determine compliance with CMS contracts and regulations. Our Medicaid products, dual eligible products and Children’s Health Insurance Program (“CHIP”) contracts also are subject to complex federal and state regulations and oversight by state Medicaid agencies regarding the services we provide to Medicaid enrollees, payment for those services, network requirements (including mandatory inclusion of specified high-cost providers), and other aspects of these programs, and by external review organizations which audit Medicaid plans on behalf of the state Medicaid agencies. The laws, regulations and contractual requirements applicable to us and other participants in Medicaid and dual eligible programs, including requirements that we submit encounter data to the applicable state agency, are extensive, complex and subject to change. We have invested significant resources to comply with these standards, and our Medicaid and dual eligible program compliance efforts will continue to require significant resources. CMS and/or state Medicaid agencies may fine us, withhold payments to us, seek premium and other refunds, terminate our existing contracts, elect not to award us new contracts or not to renew our existing contracts, prohibit us from continuing to market and/or enroll members in or refuse to automatically assign members to one or more of our Medicaid or dual eligible products, exclude us from participating in one or more Medicaid or dual eligible programs and/or institute other sanctions and/or civil monetary penalties against us if we fail to comply with CMS or state regulations or contractual requirements.

We cannot predict whether pending or future federal or state legislation or court proceedings will change various aspects of the Medicaid program, nor can we predict the impact those changes will have on our business operations or operating results, but the effects could be materially adverse.

Federal Employees Health Benefits Program (“FEHB”)
Our subsidiaries contract with the Office of Personnel Management (the “OPM”) to provide managed health care services under the FEHB program in their service areas. These contracts with the OPM and applicable government regulations establish premium rating arrangements for this program. OPM regulations require that community-rated FEHB plans meet a FEHB program-specific MLR by plan code and market. Managing to these rules is complicated by the simultaneous application of the minimum MLR standards and associated premium rebate requirements of the ACA. We also manage certain FEHB plans on a “cost-plus” basis. The OPM conducts periodic audits of its contractors to, among other things, verify that plans meet their applicable FEHB program-specific MLR and the premiums established under the OPM’s insured contracts and costs allocated pursuant to the OPM’s cost-based contracts are in compliance with the requirements of the applicable FEHB program. The OPM may seek premium refunds or institute other sanctions against us if we fail to comply with the FEHB program requirements.

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

Some of our Health Care, Group Insurance and Large Case Pensions products and services and related fees we charge also are subject to potential issues raised by certain judicial interpretations relating to ERISA. Under those interpretations, together with DOL regulations, we may have ERISA fiduciary duties with respect to certain general account assets held under contracts that are not guaranteed benefit policies. As a result, certain transactions related to those assets are subject to conflict of interest and other restrictions, and we must provide certain disclosures to policyholders annually. We must comply with these restrictions or face substantial penalties.

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

The states of domicile of our regulated subsidiaries have statutory risk-based capital, or “RBC”, requirements for health and other insurance companies and HMOs based on the RBC Model Act. These RBC requirements are intended to assess the capital adequacy of life and health insurers and HMOs, taking into account the risk characteristics of a company’s investments and products. The RBC Model Act sets forth the formula for calculating RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual company’s business. In general, under these laws, an insurance company or HMO must submit a report of its RBC level to the insurance department or insurance commissioner of its state of domicile for each calendar year. At December 31, 2017, the RBC level of each of our insurance and HMO subsidiaries was above the level that would require regulatory action.

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

Audits and Investigations
We and our vendors and other downstream entities typically have been, are currently and may in the future be involved in various governmental investigations, audits, examinations, reviews, subpoenas and other requests for information, the intensity and scope of which continue to increase. These include routine, regular and special investigations, audits, examinations and reviews by, as well as subpoenas and other requests for information from, CMS, HHS (including the Office of Civil Rights), various state insurance and health care regulatory authorities, state attorneys general, treasurers and offices of inspector general, the CCIIO, the Office of the Inspector General (the “OIG”), the OPM, the DOL, the Treasury, the FDA, committees, subcommittees and members of the U.S. Congress, the DOJ, the U.S. Federal Trade Commission (the “FTC”), the Office of Foreign Assets Control (“OFAC”) of the Treasury, U.S. attorneys and other state, federal and international governmental authorities.

For example, certain of our Medicare Advantage plans are currently under audit for, among other things, compliance with coding and other requirements under the Medicare risk adjustment model; we have produced documents and information to the Civil Division of the DOJ in cooperation with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program; federal and state auditors are challenging our Commercial business compliance with the ACA’s minimum MLR requirements; federal auditors are challenging our FEHB plans’ compliance with the OPM’s FEHB program specific minimum MLR requirements; and our Commercial business is subject to audits related to the ACA’s risk adjustment and reinsurance data since those programs were implemented in 2014. HHS also has begun to audit health plans, providers and other parties to enforce HIPAA compliance, including with respect to data security. Such government actions may, among other things, prevent or delay us from implementing planned premium rate increases and have resulted and may result in restrictions on our business, changes to or clarifications of our business practices, retroactive adjustments to premiums, refunds to members or the government, withholding of premium payments to us by government agencies, payments under insurance policies prior to those payments being due under the terms of the policy, assessments of damages, civil or criminal fines or penalties (including under the federal false claims act (the “False Claims Act”)), or other sanctions, including the possible suspension or loss of licensure and/or suspension or exclusion from participation in government programs.

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

Federal and State Laws and Regulations Governing Submission of Information and Claims to Agencies
We are subject to federal and state laws and regulations that apply to the submission of information and claims to various government agencies. For example, the False Claims Act provides, in part, that the federal government may bring a lawsuit against any person or entity who the government believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. There also is False Claims Act liability for knowingly or improperly avoiding repayment of an overpayment received from the government and/or failing to promptly report and return any such overpayment. The federal government, whistleblowers and some courts have taken the position that claims presented in violation of other statutes, such as the federal anti-kickback statute, may be considered a violation of the False Claims Act. In addition, the ACA may have expanded the jurisdiction of, and our exposure to, the False Claims Act to products that are sold on Public Exchanges or otherwise subject to the ACA. Violations of the False Claims Act are punishable by treble damages and penalties of up to a specified dollar amount per false claim. In addition, a special provision under the False Claims Act allows a private person (for example, a “whistleblower” such as a disgruntled current or former competitor, member or employee) to bring an action under the False Claims Act on behalf of the government alleging that a company has defrauded the federal government and permits the private person to share in any settlement of, or judgment entered in, the lawsuit.

A number of states, including states in which we operate, have adopted their own false claims acts and whistleblower provisions that are similar to the False Claims Act. Companies in the health and related benefits industry, including ours, frequently are subject to actions under the False Claims Act or similar state laws.

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

Guaranty Fund Assessments/Solvency Protection
Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (in most states up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The life and health insurance guaranty associations in which we participate that operate under these laws respond to insolvencies of long-term care insurers as well as health insurers. Our assessments generally are based on a formula relating to our health care premiums in the state compared to the premiums of other insurers. Certain states allow assessments to be recovered over time as offsets to premium taxes. Some states have similar laws relating to HMOs and/or other payors such as not-for-profit consumer governed health plans established under the ACA. Refer to “Guaranty Fund Assessments, Market Stabilization and Other Non-Voluntary Risk Sharing Pools” in Note 17 “Commitments and Contingencies” included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the liquidation of Penn Treaty and certain assessments to which our HMOs are subject. Penn Treaty was placed in liquidation in March, 2017, as a result of which we recorded an estimated liability and expense of $231 million pretax in the first quarter of 2017. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

Regulation of Pharmacy Operations
Caremark has provided certain PBM services to us and certain of our customers and members since January 1, 2011. As amended, our PBM agreement with Caremark has a term ending in December 2022, although we have certain termination rights beginning in January 2020. Express Scripts also provides certain PBM services to a portion of our Commercial and Medicaid customers and members under an agreement with a term ending in 2018 with an option to extend thereafter. Express Scripts also provided PBM services to a portion of our Medicare members in 2015.

Notwithstanding our contracting with our PBM services suppliers, we remain responsible to regulators and members for the delivery of PBM services. In addition, we continue to operate two home delivery pharmacy facilities and one specialty pharmacy facility (our “Pharmacies”) and utilize certain pharmacies of our PBM services suppliers. Our Pharmacies dispense pharmaceuticals throughout the U.S. and are participating providers in Medicare, Medicare Part D and various Medicaid programs. The pharmacy practice is generally regulated at the state level by state boards of pharmacy. Our Pharmacies are required to be licensed in the state where they are located, as well as the states that require registration or licensure of home delivery pharmacies with the state’s board of pharmacy or similar regulatory body. Our Pharmacies also must register with the U.S. Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances and must comply with applicable Medicare, Medicaid and other provider rules and regulations, including the False Claims Act, state false claims acts and federal and state anti-kickback laws. Our PBM services suppliers’ owned and contracted pharmacies are subject to these same licensing requirements and other laws and regulations. The loss or suspension of any such licenses or registrations could have a material adverse effect on our ability to meet our contractual obligations to our customers, which could, in turn, have a material adverse effect on our pharmacy business and/or operating results.

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

Consumer Protection Laws
Our Consumer Health and Services businesses and certain of our other businesses participate in direct-to-consumer activities, and we increasingly offer mobile and web-based solutions to our members and to other consumers. We are therefore subject to federal and state regulations applicable to electronic communications and to other general consumer protection laws and regulations. In particular, the FTC is aggressively exercising its enforcement authority in the areas of consumer privacy and data security with a focus on web-based, mobile products and “big data.” As a result of the widely-reported large scale U.S. commercial data breaches during 2017 and prior years, the FTC and state regulators have increased their enforcement activity in these regimes. These enforcement developments will impact the design, management and operation of our businesses, including our Consumer Health and Services businesses, our privacy and security strategy and our web-based and mobile assets.

International Regulation
We expect to continue to expand our Health Care operations in foreign countries through both organic growth and acquisitions. We currently have insurance licenses in several foreign jurisdictions and do business directly or through local affiliations in numerous countries around the world. The impact on our international operations and results of the United Kingdom’s pending exit from the EU is uncertain.

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

Investments
Our investment portfolio supported the following products at December 31, 2017 and 2016:

(Millions)	2017	2016
Experience-rated products	$1,112	$1,154
Discontinued products	2,754	2,929
Remaining products	16,207	20,796
Total investments	$20,073	$24,879

Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results. The risks associated with investments supporting experience-rated pension and annuity products in our Large Case Pensions business are assumed by the contract holders and not by us (subject to, among other things, certain minimum guarantees). Assets supporting experience-rated products may be subject to contract holder or participant withdrawals. The distributions on our experience-rated products consisted of scheduled contract maturities and benefit payments and contract holder withdrawals of $98 million, $90 million and $285 million, respectively, in the years ended December 31, 2017, 2016 and 2015. Participant-directed withdrawals were not material in the years ended December 31, 2017, 2016 or 2015. Refer to Note 19 “Discontinued Products” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our discontinued products.

Debt and Equity Securities
The debt securities in our investment portfolio had an average credit quality rating of A at both December 31, 2017 and 2016, with approximately $3.6 billion and $5.2 billion rated AAA at December 31, 2017 and 2016, respectively.  The debt securities that were rated below investment grade (that is, having a credit quality rating below BBB-/Baa3) were $1.4 billion and $1.6 billion at December 31, 2017 and 2016, respectively (of which 14% and 12% at December 31, 2017 and 2016, respectively, supported our experience-rated and discontinued products).

At December 31, 2017 and 2016, we held $551 million and $812 million, respectively, of municipal debt securities that were guaranteed by third parties, representing 3% of our total investments at both December 31, 2017 and 2016. These securities had an average credit quality rating of AA at both December 31, 2017 and 2016 with the guarantee. These securities had an average credit quality rating of A+ and A at December 31, 2017 and 2016, respectively, without the guarantee. We do not have any significant concentration of investments with third party guarantors (either direct or indirect).

We generally classify our debt and equity securities as available for sale, and carry them at fair value on our Consolidated Balance Sheets.  At both December 31, 2017 and 2016, 1% of our debt and equity securities were valued using inputs that reflect our own assumptions (categorized as Level 3 inputs in accordance with GAAP).  Refer to Note 5 “Fair Value” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information on the methodologies and key assumptions we use to determine the fair value of investments.

For additional information related to our investments, see Note 4 “Investments” included in Part II, Item 8 of this Annual Report on Form 10-K.

We regularly review our debt securities to determine whether a decline in fair value below the cost basis or carrying value is other-than-temporary.  If a decline in fair value is considered other-than-temporary, the cost basis or carrying value of the debt security is written down. The write down is then bifurcated into its credit and non-credit related components. The amount of the credit-related component is included in our operating results, and the amount of the non-credit related component is included in other comprehensive income, unless we intend to sell the debt security or it is more likely than not that we will be required to sell the debt security prior to its anticipated recovery of its amortized cost basis.  Accounting for other-than-temporary impairment (“OTTI”) of our debt securities is considered a critical accounting estimate. Refer to “Critical Accounting Estimates - Other-Than-Temporary Impairment of Debt Securities” of MD&A included in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

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

Assuming an immediate 100 basis point increase in interest rates and immediate decrease of 15% in the prices for domestic equity securities, the theoretical decline in the fair values of our market sensitive instruments at December 31, 2017 is as follows:

•	The fair value of our long-term debt would decline by $519 million ($799 million pretax). Changes in the fair value of our long-term debt do not impact our financial position or operating results.

•
The theoretical reduction in the fair value of our investment securities partially offset by the theoretical reduction in the fair value of our interest rate sensitive liabilities would result in a net decline in fair value of $395 million ($608 million pretax) related to our continuing non-experience-rated products. Reductions in the fair value of our investment securities would be reflected as an unrealized loss in equity, as we classify these securities as available for sale. We do not record our liabilities at fair value.

Based on our overall exposure to interest rate risk and equity price risk, we believe that these changes in market rates and prices would not materially affect our consolidated near-term financial position, operating results or cash flows as of December 31, 2017.

Evaluation of Operational Risks
We also face certain operational risks, including risks related to information security, including cybersecurity. We and our vendors have experienced a variety of cyber attacks, and we and our vendors expect to continue to experience cyber attacks going forward. Among other things, we have experienced automated attempts to gain access to our public facing networks, brute force, SYN flood and distributed denial of service attacks, attempted malware infections, vulnerability scanning, ransomware attacks, spear-phishing campaigns, mass reconnaissance attempts, injection attempts, phishing, PHP injection and cross-site scripting. We also have seen an increase in attacks designed to obtain access to consumers’ accounts using illegally obtained demographic information. We are dedicating and will continue to dedicate significant resources and incur significant expenses to maintain and update on an ongoing basis our systems and processes that are designed to mitigate the information security risks we face and protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, destroy data, disrupt or degrade service, sabotage systems or cause other damage. The impact of the cyber attacks we have experienced through December 31, 2017 has not been material to our operations or operating results. Our Board and Audit Committee are regularly informed regarding our information security policies, practices and status.

Item 8. Financial Statements and Supplementary Data

Consolidated Balance Sheets

	At December 31,
(Millions)	2017	2016
Assets:
Current assets:
Cash and cash equivalents	$4,076	$17,996
Investments	2,280	3,046
Premiums receivable, net	2,240	2,356
Other receivables, net	2,831	2,224
Reinsurance recoverables	1,050	292
Accrued investment income	193	232
Income taxes receivable	365	44
Other current assets	2,488	2,259
Total current assets	15,523	28,449
Long-term investments	17,793	21,833
Reinsurance recoverables	3,323	727
Goodwill	10,571	10,637
Other acquired intangible assets, net	1,180	1,442
Property and equipment, net	586	587
Deferred income taxes	195	—
Other long-term assets	1,684	1,480
Separate Accounts assets	4,296	3,991
Total assets	$55,151	$69,146
Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$5,815	$6,558
Future policy benefits	604	645
Unpaid claims	850	801
Unearned premiums	654	556
Policyholders’ funds	2,918	2,772
Current portion of long-term debt	999	1,634
Accrued expenses and other current liabilities	4,997	5,728
Total current liabilities	16,837	18,694
Future policy benefits	5,763	5,929
Unpaid claims	1,922	1,703
Policyholders’ funds	739	812
Long-term debt, less current portion	8,160	19,027
Deferred income taxes	—	4
Other long-term liabilities	1,597	1,043
Separate Accounts liabilities	4,296	3,991
Total liabilities	39,314	51,203
Commitments and contingencies (Note 17)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 326.8 million shares issued and outstanding in 2017; 2.5 billion shares authorized and 351.7 million shares issued and outstanding in 2016) and additional paid-in capital	4,706	4,716
Retained earnings	12,118	14,717
Accumulated other comprehensive loss	(1,244)	(1,552)
Total Aetna shareholders’ equity	15,580	17,881
Non-controlling interests	257	62
Total equity	15,837	17,943
Total liabilities and equity	$55,151	$69,146

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Income

	For the Years Ended December 31,
(Millions, except per common share data)	2017	2016	2015
Revenue:
Health care premiums	$52,022	$54,116	$51,618
Other premiums	1,872	2,182	2,171
Fees and other revenue (1)	5,930	5,861	5,696
Net investment income	950	910	917
Net realized capital (losses) gains	(239)	86	(65)
Total revenue	60,535	63,155	60,337
Benefits and expenses:
Health care costs (2)	42,753	44,255	41,712
Current and future benefits	1,875	2,101	2,121
Operating expenses:
Selling expenses	1,598	1,678	1,611
General and administrative expenses	10,466	10,407	10,033
Total operating expenses	12,064	12,085	11,644
Interest expense	442	604	369
Amortization of other acquired intangible assets	272	247	255
Loss on early extinguishment of long-term debt	246	—	—
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	—
Total benefits and expenses	57,543	59,164	56,101
Income before income taxes	2,992	3,991	4,236
Income tax expense	1,087	1,735	1,841
Net income including non-controlling interests	1,905	2,256	2,395
Less: Net income (loss) attributable to non-controlling interests	1	(15)	5
Net income attributable to Aetna	$1,904	$2,271	$2,390
Earnings per common share:
Basic	$5.71	$6.46	$6.84
Diluted	$5.68	$6.41	$6.78

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our home delivery and specialty pharmacy operations of $130 million, $128 million and $112 million for 2017, 2016 and 2015, respectively (net of pharmaceutical and processing costs of $1.4 billion for 2017 and 1.3 billion for each of 2016 and 2015).

(2)
Health care costs have been reduced by Insured member co-payments related to our home delivery and specialty pharmacy operations of $115 million, $115 million and $117 million for 2017, 2016 and 2015, respectively.

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Millions)	2017	2016	2015
Net income including non-controlling interests	$1,905	$2,256	$2,395
Other comprehensive income (loss), net of tax:
Previously impaired debt securities	(11)	(3)	(16)
All other securities	29	(15)	(256)
Derivatives and foreign currency	231	(161)	(13)
Pension and OPEB plans	59	(43)	66
Other comprehensive income (loss)	308	(222)	(219)
Comprehensive income including non-controlling interests	2,213	2,034	2,176
Less: Comprehensive income (loss) attributable to non-controlling interests	1	(15)	5
Comprehensive income attributable to Aetna	$2,212	$2,049	$2,171

Refer to accompanying Notes to Consolidated Financial Statements, including Note 14 for further information about other comprehensive income (loss).

Consolidated Statements of Shareholders’ Equity

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2014	349.8	$4,542	$11,052	$(1,111)	$14,483	$69	$14,552
Net income	—	—	2,390	—	2,390	5	2,395
Other decreases in non-controlling interest	—	—	—	—	—	(9)	(9)
Other comprehensive loss (Note 14)	—	—	—	(219)	(219)	—	(219)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	2.7	105	—	—	105	—	105
Repurchases of common shares	(3.0)	—	(296)	—	(296)	—	(296)
Dividends declared	—	—	(349)	—	(349)	—	(349)
Balance at December 31, 2015	349.5	4,647	12,797	(1,330)	16,114	65	16,179
Net income (loss)	—	—	2,271	—	2,271	(15)	2,256
Other increases in non-controlling interest	—	—	—	—	—	12	12
Other comprehensive loss (Note 14)	—	—	—	(222)	(222)	—	(222)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	2.2	69	—	—	69	—	69
Dividends declared	—	—	(351)	—	(351)	—	(351)
Balance at December 31, 2016	351.7	4,716	14,717	(1,552)	17,881	62	17,943
Net income	—	—	1,904	—	1,904	1	1,905
Other increases in non-controlling interest	—	—	—	—	—	194	194
Other comprehensive income (Note 14)	—	—	—	308	308	—	308
Common shares issued for benefit plans, net of employee tax withholdings	2.1	(10)	—	—	(10)	—	(10)
Repurchases of common shares	(27.0)	—	(3,845)	—	(3,845)	—	(3,845)
Dividends declared	—	—	(658)	—	(658)	—	(658)
Balance at December 31, 2017	326.8	$4,706	$12,118	$(1,244)	$15,580	$257	$15,837

Refer to accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2017	2016	2015
Cash flows from operating activities:
Net income including non-controlling interests	$1,905	$2,256	$2,395
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Net realized capital losses (gains)	239	(86)	65
Depreciation and amortization	705	681	671
Debt fair value amortization	(17)	(30)	(30)
Equity in earnings of affiliates, net	(105)	(6)	(31)
Stock-based compensation expense	187	191	181
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	—
Amortization of net investment premium	69	79	84
Loss on early extinguishment of long-term debt	246	—	—
Gain on sale of businesses	(88)	—	—
Changes in assets and liabilities:
Premiums due and other receivables	(809)	(153)	(616)
Income taxes	(672)	155	31
Other assets and other liabilities	(1,445)	669	646
Health care and insurance liabilities	(624)	91	470
Distributions from partnership investments	54	—	—
Net cash (used for) provided by operating activities	(464)	3,719	3,866
Cash flows from investing activities:
Proceeds from sales and maturities of investments	12,144	14,741	12,299
Cost of investments	(10,370)	(14,852)	(12,943)
Additions to property, equipment and software	(410)	(270)	(363)
Proceeds from sale of businesses, net of cash transferred	1,390	—	—
Cash used for acquisitions, net of cash acquired	(24)	—	(20)
Net cash provided by (used for) investing activities	2,730	(381)	(1,027)
Cash flows from financing activities:
Issuance of long-term debt	988	12,886	—
Repayment of long-term debt	(12,734)	—	(229)
Repayment of short-term debt	—	—	(500)
Deposits and interest credited to investment contracts net of (withdrawals)	1	1	(35)
Common shares issued under benefit plans, net	(180)	(139)	(143)
Stock-based compensation tax benefits	—	—	53
Settlements from repurchase agreements	—	—	(202)
Common shares repurchased	(3,845)	—	(296)
Dividends paid to shareholders	(583)	(351)	(349)
Net payment on interest rate derivatives	—	(274)	(25)
Contributions (distributions), non-controlling interests	167	11	(9)
Net cash (used for) provided by financing activities	(16,186)	12,134	(1,735)
Net (decrease) increase in cash and cash equivalents	(13,920)	15,472	1,104
Cash and cash equivalents, beginning of period	17,996	2,524	1,420
Cash and cash equivalents, end of period	$4,076	$17,996	$2,524
Supplemental cash flow information:
Interest paid	$453	$541	$338
Income taxes paid	1,759	1,580	1,755

Refer to accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Organization

We conduct our operations in three business segments:

•
Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging business products and services that complement and enhance our medical products. We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies. We no longer sell individual Commercial products, and we exited the individual Public Exchanges in 2018.

•
Group Insurance primarily includes group life insurance and group disability products. Group life insurance products are offered on an Insured basis. Group disability products are offered to employers on both an Insured and an ASC basis. Group Insurance also includes long-term care products that were offered primarily on an Insured basis. We no longer solicit or accept new long-term care customers. During the fourth quarter of 2017, we sold a substantial portion of our Group Insurance business to Hartford Life and Accident Insurance Company (“HLAIC”) (refer to Note 3 for additional information).

•
Large Case Pensions manages a variety of retirement products (including pension and annuity products) primarily for tax-qualified pension plans. These products provide a variety of funding and benefit payment distribution options and other services. Large Case Pensions also includes certain discontinued products (refer to Note 19 for additional information).

Our three business segments are distinct businesses that offer different products and services. Our Chief Executive Officer evaluates financial performance and makes resource allocation decisions at these segment levels. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. We evaluate the performance of these business segments based on pre-tax adjusted earnings (income before income taxes attributable to Aetna, excluding net realized capital gains or losses, amortization of other acquired intangible assets and other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance).

Effective for the first quarter of 2018, we will realign our business segments to correspond with changes to our management structure and internal management reporting which reflect our evolving business strategy of helping our members live healthier lives. As a result of this realignment, our operations will now be conducted in the Health Care reportable segment. Health Care offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services to large and small employers, public sector employers, and Medicaid and Medicare beneficiaries. Our Health Care products are offered on both an Insured basis and an employer-funded basis. Health Care also includes emerging business products and services that complement and enhance our medical products.
Effective for the first quarter of 2018, we will present the remainder of our financial results in the Corporate/Other category, which will consist of:

•	Products for which we no longer solicit or accept new customers such as our large case pensions and long-term care products;

•	Contracts we have divested through reinsurance or other contracts, such as our domestic group life insurance, group disability insurance and absence management businesses; and

•
Corporate expenses not supporting business operations, including transaction and integration-related costs, income taxes, interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense.

Refer to Note 18 for segment financial information.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Aetna and the subsidiaries that we control. All significant intercompany balances have been eliminated in consolidation. The Company has evaluated subsequent events from the financial statement date through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in Notes 1, 13, 16 and 18.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash on-hand and debt securities with an original maturity of three months or less when purchased. The carrying value of cash equivalents approximates fair value due to the short-term nature of these investments. Cash and cash equivalents at December 31, 2016 included approximately $13 billion of highly-rated money market fund investments related to the net proceeds received from the 2016 senior notes we issued in June 2016 to partially fund our then pending acquisition of Humana Inc. (the “Humana Transaction”). These money market funds had average maturities of 60 days or less and were redeemable daily at par value plus accrued dividends with specified yield rates.

Investments
Debt and Equity Securities
Debt and equity securities consist primarily of U.S. Treasury and agency securities, mortgage-backed securities, corporate and foreign bonds and other debt and equity securities. Debt securities are classified as either current or long-term investments based on their contractual maturities unless we intend to sell an investment within the next twelve months, in which case it is classified as current on our Consolidated Balance Sheets. We have classified our debt and equity securities as available for sale and carry them at fair value. Refer to Note 5 for additional information on how we estimate the fair value of these investments.

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

The impairment evaluation described above also considers characteristics and risk factors attributable to the aggregate portfolio.  We establish an additional allowance for loan losses if it is probable that there will be a credit loss on a group of similar mortgage loans.  We consider the following characteristics and risk factors when evaluating if a credit loss is probable on a group of similar mortgage loans:  loan-to-value ratios, property type (e.g., office, retail, apartment, industrial), geographic location, vacancy rates and property condition. As a result of that evaluation, we determined that a credit loss was not probable and did not record any additional allowance for groups of similar mortgage loans in 2017, 2016 or 2015.

We record full or partial impairments of loans at the time an event occurs affecting the legal status of the loan, typically at the time of foreclosure or upon a loan modification giving rise to forgiveness of debt. Interest income on a potential problem loan or restructured loan is accrued to the extent we deem it collectible and the loan continues to perform under its original or restructured terms. Interest income on problem loans is recognized on a cash basis. Cash payments on loans in the process of foreclosure are treated as a return of principal. Mortgage loans with a maturity date or a committed prepayment date within twelve months are classified as current on our Consolidated Balance Sheets.

Other Investments
Other investments consist primarily of the following:

•
Private equity and hedge fund limited partnerships, which are carried at fair value on our Consolidated Balance Sheets. The fair values of private equity limited partnerships are estimated based on the fair value of the underlying investment funds provided by the general partner or manager of the investments, the financial statements of which generally are audited. We typically do not have a controlling ownership in our private equity limited partnership investments, and therefore we apply the equity method of accounting for these investments. Hedge fund limited partnerships are carried at fair value which is estimated using the net asset value (“NAV”) per unit as reported by the administrator of the underlying investment fund as a practical expedient to fair value. We review our investments for impairment at least quarterly and monitor their performance throughout the year through discussions with the administrators, managers and/or general partners. If we become aware of an impairment of a limited partnership's investments through our review or prior to receiving the limited partnership's financial statements at the financial statement date, we will recognize an impairment by recording a reduction in the carrying value of the limited partnership with a corresponding charge to net investment income.

•
Investment real estate, which is carried on our Consolidated Balance Sheets at depreciated cost, including capital additions, net of write-downs for other-than-temporary declines in fair value. Depreciation is calculated using the straight-line method based on the estimated useful life of each asset. If any of our real estate investments is considered held-for-sale, we carry it at the lower of its carrying value or fair value less estimated selling costs. We generally estimate fair value using a discounted future cash flow analysis in conjunction with comparable sales information. At the time of the sale, we record the difference between the sales price and the carrying value as a realized capital gain or loss.

•
Privately-placed equity securities, which are carried at cost on our Consolidated Balance Sheets. We do not estimate the fair value of these securities if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. Additionally, as a member of the Federal Home Loan Bank of Boston (“FHLBB”), we are required to purchase and hold shares of the FHLBB. These shares are restricted and also carried at cost.

•
Bank loans, which are carried on our Consolidated Balance Sheets at amortized cost, net of any allowance for impairments. If any of our bank loans are considered held-for-sale, we carry those loans at the lower of cost or fair value.

•
Derivatives, which we make limited use of in order to manage interest rate, foreign exchange and price risk and credit exposure. The derivatives we use consist primarily of interest rate swaps, treasury rate locks, forward contracts, futures contracts, warrants, put options, and credit default swaps. Derivative assets are recorded in investments and derivative liabilities are recorded in accrued expenses and other current liabilities on our Consolidated Balance Sheets and reflected at fair value. When we enter into a derivative contract, if certain criteria are met, we may designate it as one of the following: a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment; a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability; or a foreign currency fair value or cash flow hedge.

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

Net investment income supporting Large Case Pensions’ experience-rated and discontinued products is included in net investment income in our Consolidated Statements of Income and is credited to contract holders’ accounts or the reserve for anticipated future losses through a charge to current and future benefits.

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

Realized capital gains and losses on investments supporting Large Case Pensions’ experience-rated and discontinued products are not included in realized capital gains and losses in our Consolidated Statements of Income and instead are credited directly to contract holders’ accounts, in the case of experience-rated products, or allocated to the reserve for anticipated future losses, in the case of discontinued products. The contract holders’ accounts are reflected in policyholders’ funds, and the reserve for anticipated future losses is reflected in future policy benefits on our Consolidated Balance Sheets.

Unrealized capital gains and losses on investments supporting Health Care and Group Insurance liabilities and Large Case Pensions products (other than experience-rated and discontinued products) are reflected in shareholders’ equity, net of tax, as a component of accumulated other comprehensive loss.

Unrealized capital gains and losses on investments supporting Large Case Pensions’ experience-rated products are credited directly to contract holders’ accounts, which are reflected in policyholders’ funds on our Consolidated Balance Sheets. Unrealized capital gains and losses on discontinued products are reflected in other long-term liabilities on our Consolidated Balance Sheets.

Refer to Note 19 for additional information on our discontinued products.

Premium Receivables
Premium receivables include the uncollected amounts from fully-insured groups, individuals and government programs and are reported net of an allowance for estimated terminations and uncollectible accounts of $381 million and $139 million at December 31, 2017 and 2016, respectively. We estimate the allowance for estimated terminations and uncollectible accounts using management’s best estimate of collectability, taking into consideration the age of the outstanding amount, historical collection patterns and other economic factors. For details on our Medicare Part D Prescription Drug Program Plans (“Medicare Part D”) receivables at December 31, 2017 and 2016, refer to the “Accounting for Medicare Part D” section below.

Our premium receivable balance at December 31, 2017 from the State of Illinois was approximately $350 million. The State of Illinois experienced budget difficulties which contributed to the state being delinquent in paying certain of our premiums and fees. Given our significant cash collections during the fourth quarter of 2017 of approximately $960 million, the State of Illinois budget and bond issuance, a federal judge’s ruling that prioritized Medicaid payments and the federal government’s match of a percentage of payments made by the state to managed care organizations under the state’s Medicaid program, we continue to believe the amounts due to us are collectible.

Other Receivables
Other receivables include uncollected amounts from self-funded groups, pharmacy rebates, other government receivables, proceeds due from brokers on investment trades, provider advances and other miscellaneous amounts due to us. These receivables are reported net of an allowance for uncollectible accounts of $74 million and $37 million at December 31, 2017 and 2016, respectively. We estimate the allowance for uncollectible accounts using management’s best estimate of collectability, taking into consideration the age of the outstanding amount, historical collection patterns and other economic factors. Pharmacy rebate receivables were $1.0 billion and $916 million at December 31, 2017 and 2016, respectively. For details on our Medicare Part D receivables at December 31, 2017 and 2016, refer to the “Accounting for Medicare Part D” section below.

Reinsurance Recoverables
We utilize reinsurance agreements primarily to reduce our required capital and to facilitate the acquisition or disposition of certain insurance contracts (including the Group Insurance sale (as defined in Note 3)). Ceded reinsurance agreements permit us to recover a portion of our losses from reinsurers, although they do not discharge our primary liability as the direct insurer of the risks reinsured. Failure of reinsurers to indemnify us could result in losses; however, we do not expect charges for unrecoverable reinsurance to have a material effect on our operating results or financial position. We evaluate the financial condition of our reinsurers and monitor concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of our reinsurers. At December 31, 2017, our reinsurance recoverables consisted primarily of amounts due from third parties that are rated consistent with companies that are considered to have the ability to meet their obligations.

Health Care Contract Acquisition Costs
Health care benefits products included in our Health Care segment are cancelable by either the customer or the member monthly upon written notice. Acquisition costs related to our prepaid health care and health indemnity contracts are generally expensed as incurred. At December 31, 2017 and 2016, the balance of our deferred acquisition costs was $521 million and $412 million, respectively, comprised primarily of commissions paid on our Medicare Supplement products. Deferred acquisition costs are recorded as other current assets or other long-term assets on our Consolidated Balance Sheets and are amortized over the estimated life of the contracts. The amortization of deferred acquisition costs is recorded in general and administrative expenses in our Consolidated Statements of Income.

Goodwill and Other Acquired Intangible Assets
When we complete an acquisition, we apply the acquisition method of accounting, which requires the recognition of goodwill (which represents the excess cost of the acquisition over the fair value of net assets acquired and identified intangible assets). We evaluate goodwill for impairment (at the reporting unit level) annually, or more frequently if circumstances indicate a possible impairment, by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, we have historically compared the implied fair value of the applicable goodwill to its carrying amount to measure the amount of goodwill impairment, if any. Effective January 1, 2017, we adopted, on a prospective basis, new accounting guidance which simplifies the accounting for goodwill impairment. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. A goodwill impairment charge would be recognized if the carrying amount of a reporting unit exceeds the estimated fair value of the reporting unit. The fair value of each reporting unit substantially exceeded its carrying value in each of the three years ended December 31, 2017, 2016, or 2015, and no goodwill impairment loss was recognized in any of those years. In conjunction with the Group Insurance sale, which included a substantial portion of our Group Insurance business, the goodwill allocated to our Group Insurance segment of $113 million was included in the calculation of the total gain on the sale, with a corresponding reduction of the goodwill balance.

Our annual impairment tests were based on an evaluation of future discounted cash flows. These evaluations utilized the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Collectively, these evaluations were our best estimates of projected future cash flows. Our discounted cash flow evaluations used discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our reporting units. Certain other key assumptions utilized, including changes in membership, revenue, health care costs, operating expenses, impacts of health care reform fees, assessments and taxes, and effective tax rates, are based on estimates consistent with those utilized in our annual planning process that we believe are reasonable. If we do not achieve our earnings objectives, the assumptions and estimates underlying these goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment.

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

We regularly evaluate whether events or changes in circumstances indicate that the carrying value of other acquired intangible assets may not be recoverable. If we determine that the carrying value of an asset may not be recoverable, we group the asset with other assets and liabilities at the lowest level for which independent identifiable cash flows are available and estimate the future undiscounted cash flows expected to result from future use of the asset group and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset group, we recognize an impairment loss for the amount by which the carrying value of the asset group exceeds its fair value. There were no material impairment losses on other acquired intangible assets recognized in any of the three years ended December 31, 2017, 2016 or 2015.

Property and Equipment
We report property and equipment at historical cost, net of accumulated depreciation. At December 31, 2017 and 2016, the historical cost of property and equipment was approximately $1.5 billion and $1.4 billion, respectively, and the related accumulated depreciation was $893 million and $851 million, respectively. We calculate depreciation primarily using the straight-line method over the estimated useful lives of the respective assets, which range from 10 to 40 years for buildings and 3 to 10 years for equipment. Depreciation expense was $118 million, $125 million and $131 million for the years ended December 31, 2017, 2016 and 2015, respectively. If we determine the carrying value of our property and equipment is not recoverable, an impairment charge is recorded. There were no material impairment losses on property and equipment recognized in any of the three years ended December 31, 2017, 2016 or 2015.

Separate Accounts
Separate Accounts assets and liabilities in the Large Case Pensions segment represent funds maintained to meet specific objectives of contract holders who bear the investment risk. These assets and liabilities are carried at fair value. Net investment income and net realized capital gains and losses accrue directly to such contract holders. The assets of each account are legally segregated and are not subject to claims arising from our other businesses. Deposits, withdrawals, net investment income and net realized and net unrealized capital gains and losses on Separate Accounts assets are not reflected in our Consolidated Statements of Income or Cash Flows. Management fees charged to contract holders are included in fees and other revenue and recognized over the period earned.

Health Care Costs Payable
Health care costs payable consist principally of unpaid fee-for-service medical, dental and pharmacy claims, capitation costs, other amounts due to health care providers pursuant to risk-sharing arrangements related to the Health Care segment’s Insured Commercial, Medicare and Medicaid products and accruals for state assessments. Unpaid health care claims include our estimate of payments we will make for (i) services rendered to our members but not yet reported to us and (ii) claims which have been reported to us but not yet paid, each as of the financial statement date (collectively, “IBNR”) in our Health Care segment. Health care costs payable also include an estimate of the cost of services that will continue to be rendered after the financial statement date if we are obligated to pay for such services in accordance with contractual or regulatory requirements. Such estimates are developed using actuarial principles and assumptions which consider, among other things, historical and projected claim submission and processing patterns, assumed and historical medical cost trends, historical utilization of medical services, claim inventory levels, changes in membership and product mix, seasonality and other relevant factors. We reflect changes in these estimates in health care costs in our operating results in the period they are determined. Capitation costs represent contractual monthly fees paid to participating physicians and other medical providers for providing medical care, regardless of the volume of medical services provided to the member. Approximately 3% of our health care costs related to capitated arrangements in 2017 and approximately 4% of our health care costs related to capitated arrangements in both 2016 and 2015. Amounts due under risk-sharing arrangements are based on the terms of the underlying contracts with the providers and consider claims experience under the contracts through the financial statement date.

We develop our estimate of IBNR using actuarial principles and assumptions that consider numerous factors. Of those factors, we consider the analysis of historical and projected claim payment patterns (including claims submission and processing patterns) and the assumed health care cost trend rate (the year-over-year change in per member per month health care costs) to be the most critical assumptions. In developing our estimate of IBNR, we consistently apply these actuarial principles and assumptions each period, with consideration to the variability of related factors. There have been no significant changes to the methodologies or assumptions used to develop our estimate of IBNR in 2017.

We analyze historical claim payment patterns by comparing claim incurred dates (i.e., the date services were provided) to claim payment dates to estimate “completion factors.” We use completion factors predominantly to estimate the ultimate cost of claims incurred more than three months before the financial statement date. We estimate completion factors by aggregating claim data based on the month of service and month of claim payment and estimating the percentage of claims incurred for a given month that are complete by each month thereafter. For any given month, substantially all claims are paid within six months of the date of service, but it can take up to 48 months or longer after the date of service before all of the claims are completely resolved and paid. These historically-derived completion factors are then applied to claims paid through the financial statement date to estimate the ultimate claim cost for a given month’s incurred claim activity. The difference between the estimated ultimate claim cost and the claims paid through the financial statement date represents our estimate of claims remaining to be paid as of the financial statement date and is included in our health care costs payable. We use completion factors predominantly to estimate the ultimate cost of claims with claim incurred dates greater than three months prior to the financial statement date. The completion factors we use reflect judgments and possible adjustments based on data such as claim inventory levels, claim submission and processing patterns and, to a lesser extent, other factors such as changes in health care cost trend rates, changes in membership and changes in product mix. If claims are submitted or processed on a faster (slower) pace than prior periods, the actual claims may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than the ultimate cost of claims.

Because claims incurred within three months before the financial statement date are less mature, we use a combination of historically-derived completion factors and the assumed health care cost trend rate to estimate the ultimate cost of claims incurred for these months. We apply our actuarial judgment and place a greater emphasis on the assumed health care cost trend rate for the most recent claim incurred dates as these months may be influenced by seasonal patterns and changes in membership and product mix.

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

For each reporting period, we use an extensive degree of judgment in the process of estimating our health care costs payable. As a result, considerable variability and uncertainty is inherent in such estimates, particularly with respect to claims with claim incurred dates of three months or less before the financial statement date; and the adequacy of such estimates is highly sensitive to changes in assumed completion factors and the assumed health care cost trend rates. For each reporting period we recognize the actuarial best estimate of health care costs payable considering the potential volatility in assumed completion factors and health care cost trend rates, as well as other factors. We believe our estimate of health care costs payable is reasonable and adequate to cover our obligations at December 31, 2017; however, actual claim payments may differ from our estimates. A worsening (or improvement) of our health care cost trend rates or changes in completion factors from those that we assumed in estimating health care costs payable at December 31, 2017 would cause these estimates to change in the near term, and such a change could be material.

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

Unpaid claims
Unpaid claims consist primarily of reserves associated with certain short-duration group disability and term life insurance contracts in the Group Insurance segment, including an estimate for IBNR in our Group Insurance segment as of the financial statement date. Reserves associated with certain short-duration group disability and term life insurance contracts are based upon our estimate of the present value of future benefits, which is based on assumed investment yields and assumptions regarding mortality, morbidity and recoveries from the U.S. Social Security Administration. We develop our estimate of IBNR using actuarial principles and assumptions which consider, among other things, contractual requirements, claim incidence rates, claim recovery rates, seasonality and other relevant factors. We discount certain claim liabilities related to group long-term disability and life insurance waiver of premium contracts. The discount rates generally reflect our expected investment returns for the investments supporting all incurral years of these liabilities. The discount rates for retrospectively-rated contracts are set at contractually specified levels. Our estimates of unpaid claims are subject to change due to changes in the underlying experience of the insurance contracts, changes in investment yields or other factors, and these changes are recorded in current and future benefits in our Consolidated Statements of Income in the period they are determined. Substantially all of our life and disability insurance liabilities have been fully ceded to unrelated third parties through indemnity reinsurance agreements, however we remain directly obligated to the policyholders.

We estimate our reserve for claims IBNR for life products largely based on completion factors. The completion factors we use are based on our historical experience and reflect judgments and possible adjustments based on data such as claim inventory levels, claim payment patterns, changes in business volume and other factors. If claims are submitted or processed on a faster (slower) pace than historical periods, the actual claims may be more (less) complete than originally estimated using our completion factors, which may result in reserves that are higher (lower) than required to cover future life benefit payments. At December 31, 2017, we held $239 million in reserves for life claims incurred but not yet reported to us.

There have been no significant changes to the methodologies or assumptions used to develop our estimate of IBNR in 2017.

Future policy benefits
Future policy benefits consist primarily of reserves for limited payment pension and annuity contracts in the Large Case Pensions segment and long-duration group life and long-term care insurance contracts in the Group Insurance segment. Reserves for limited payment contracts are computed using actuarial principles that consider, among other things, assumptions reflecting anticipated mortality, retirement, expense and interest rate experience. Such assumptions generally vary by plan, year of issue and policy duration. Assumed interest rates on such contracts ranged from .8% to 11.3% in both 2017 and 2016. We periodically review mortality assumptions against both industry standards and our experience. Reserves for long-duration group life and long-term care contracts represent our estimate of the present value of future benefits to be paid to or on behalf of policyholders less the present value of future net premiums. Assumed interest rates on such contracts ranged from 2.5% to 6.0% in 2017. Assumed interest rates on such contracts ranged from 2.5% to 8.8% in 2016. Our estimate of the present value of future benefits under such contracts is based upon mortality, morbidity and interest rate assumptions.

Policyholders’ funds
Policyholders’ funds consist primarily of reserves for pension and annuity investment contracts in the Large Case Pensions segment and customer funds associated with group life and health contracts in the Health Care and Group Insurance segments. Reserves for such contracts are equal to cumulative deposits less withdrawals and charges plus credited interest thereon, net of experience-rated adjustments. In 2017, interest rates for pension and annuity investment contracts ranged from 3.5% to 15.4%, and interest rates for group life and health contracts ranged from 0% to 2.3%. In 2016, interest rates for pension and annuity investment contracts ranged from 3.5% to 15.9%, and interest rates for group life and health contracts ranged from 0% to 2.4%. Reserves for contracts subject to experience rating reflect our rights as well as the rights of policyholders and plan participants.

We also hold funds for health savings accounts (“HSAs”) on behalf of members associated with high deductible health plans. These amounts are held to pay for qualified health care expenses incurred by these members. The HSA balances were approximately $1.9 billion and $1.7 billion at December 31, 2017 and 2016, respectively, and are reflected in other current assets with a corresponding liability in policyholder funds.

We review health care and other insurance liabilities periodically. We reflect any necessary adjustments during the current period in operating results. While the ultimate amount of claims and related expenses are dependent on future developments, it is management’s opinion that the liabilities that have been established are adequate to cover such costs. The health care and other insurance liabilities that are expected to be paid within twelve months are classified as current on our Consolidated Balance Sheets.

Premium Deficiency Reserves
We evaluate our insurance contracts to determine if it is probable that a loss will be incurred. We recognize a premium deficiency loss when it is probable that expected future claims, including maintenance costs (for example, direct costs such as claim processing costs), will exceed existing reserves plus anticipated future premiums and reinsurance recoveries. Anticipated investment income is considered in the calculation of premium deficiency losses for short-duration contracts. For purposes of determining premium deficiency losses, contracts are grouped consistent with our method of acquiring, servicing and measuring the profitability of such contracts. We established a premium deficiency reserve of $16 million at December 31, 2017 for the 2018 coverage year related to our Medicaid products. We did not have any material premium deficiency reserves for our Health Care or Group Insurance business at December 31, 2016.

Revenue Recognition
Premium Revenue
Health care premiums are recognized as income in the month in which the enrollee is entitled to receive health care services. Health care premiums are reported net of an allowance for estimated terminations and uncollectible amounts. Additionally, premium revenue subject to the ACA’s minimum Medical Loss Ratio (“MLR”) rebate requirements is recorded net of the estimated minimum MLR rebates for the current calendar year. Other premium revenue for group life, long-term care and disability products is recognized as income, net of allowances for termination and uncollectible accounts, over the term of the coverage. Other premium revenue for Large Case Pensions’ limited payment pension and annuity contracts is recognized as revenue in the period received. Premiums related to unexpired contractual coverage periods are reported as unearned premiums in our Consolidated Balance Sheets and recognized as revenue when earned.

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

In addition, fees and other revenue also include charges assessed against contract holders’ funds for contract fees, participant fees and asset charges related to pension and annuity products in the Large Case Pensions segment. Other amounts received on pension and annuity investment-type contracts are reflected as deposits and are not recorded as revenue. Some of our Large Case Pensions contract holders have the contractual right to purchase annuities with life contingencies using the funds they maintain on deposit with us. Since these products are considered an insurance contract, when the contract holder makes this election, we treat the accumulated investment balance as a single premium and reflect it as both premiums and current and future benefits in our Consolidated Statements of Income.

Accounting for Medicare Part D
We offer Medicare Part D prescription drug insurance coverage under contracts with the Centers for Medicare & Medicaid Services (“CMS”). Under these annual contracts, we receive monthly payments from CMS and members which include:

•
Premiums: CMS pays us a fixed monthly per member premium over the term of our annual contract. In addition, certain members pay us a fixed monthly premium over the term of our annual contract. For qualifying low-income Medicare beneficiaries, CMS pays us all or a portion of the member’s monthly premiums. The payments we receive monthly from CMS and members, which are determined from our annual bid, represent amounts we are paid for providing Medicare Part D prescription drug insurance coverage. We recognize premium revenue for providing this insurance coverage ratably over the term of our annual contract.

•
Risk-Sharing Arrangement: Our risk-sharing arrangement with CMS provides a risk corridor whereby the amount we received in premiums from members and CMS, based on our annual bid, is compared to our actual drug costs incurred during the contract year. Based on the risk corridor provision and Medicare Part D actual experience, we record an estimated risk-sharing receivable or payable as an adjustment to premium revenue. A final reconciliation and settlement of this risk sharing arrangement is made with CMS based on actual experience after the end of each contract year.

•
Catastrophic Reinsurance and Low-Income Cost Sharing Subsidies: CMS pays us a cost reimbursement estimate monthly to fund the CMS obligation to pay its portion of prescription drug costs which exceed the member’s out-of-pocket threshold. A final reconciliation and settlement is made with CMS based on actual experience after the end of each contract year. In addition, for qualifying low-income Medicare beneficiaries, CMS pays to us monthly, on the member’s behalf, all or a portion of a member’s cost sharing amounts (deductibles, coinsurance, etc.). We administer and pay the subsidized portion of the claims on behalf of CMS, and a final reconciliation and settlement of this cost sharing subsidy is made with CMS based on actual experience after the end of each contract year. These subsidies represent cost reimbursements under the Medicare Part D plans for which we are not at risk. Accordingly, the amounts received for these subsidies are not reflected as premium revenues, but rather are accounted for as receivables and liabilities.

•
Coverage Gap Drug Discount: The ACA mandated a consumer discount on brand name prescription drugs for Medicare Part D participants in the coverage gap (the so-called “donut hole”). This discount is funded by CMS and pharmaceutical manufacturers while we administer the application of these funds. Accordingly, amounts received are not reflected as premium revenues, but rather are accounted for as deposits. We record a liability when amounts are received from CMS and a receivable when we bill the pharmaceutical manufacturers.

We expense the cost of Medicare Part D covered prescription drugs as incurred in medical costs in our Consolidated Statements of Income.

The Consolidated Balance Sheets include the following amounts associated with Medicare Part D at December 31, 2017 and 2016. CMS subsidies and discounts in the table below include the catastrophic reinsurance and low-income cost sharing subsidies funded by CMS for which we assume no risk as well as brand name prescription drug discounts for Medicare Part D participants in the coverage gap funded by CMS and pharmaceutical manufacturers.

	December 31, 2017		December 31, 2016
(Millions)	Risk Share	CMS Subsidies/Discounts	Risk Share	CMS Subsidies/Discounts
Premium receivables, net	$148	$—	$209	$—
Other receivables, net	—	791	—	206
Other long-term assets	6	74	14	175
Total assets	154	865	223	381
Accrued expenses and other current liabilities	(1)	(20)	—	(656)
Other long-term liabilities	(8)	(39)	(22)	(33)
Total liabilities	(9)	(59)	(22)	(689)
Total net assets (liabilities)	$145	$806	$201	$(308)

Health Care Reform
Health Insurer Fee
Since January 1, 2014, the ACA imposes an annual premium-based health insurer fee (“HIF”) for each calendar year payable in September which is not deductible for tax purposes. We are required to estimate a liability for the HIF at the beginning of the calendar year in which the fee is payable with a corresponding deferred asset that is amortized ratably to general and administrative expense over the calendar year. We record the liability for the health insurer fee in accrued expenses and other current liabilities and record the deferred asset in other current assets in our consolidated financial statements. In December 2015, the Consolidated Appropriation Act was enacted, which included a one year suspension of the HIF for 2017. Accordingly, there was no expense related to the HIF in 2017. In 2016 and 2015, general and administrative expense includes $837 million and $857 million, respectively, related to our share of the HIF. In January 2018 the HIF was suspended for 2019.

Public Exchanges
Through December 31, 2017, we participated in certain public health insurance exchanges (“Public Exchanges”) established pursuant to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and through September 30, 2017, paid a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers the 3Rs risk management programs. The ACA’s temporary reinsurance and risk corridor programs expired at the end of 2016.

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

Reinsurance
The ACA established a temporary reinsurance program that expired at the end of 2016. Under this program, all issuers of major medical commercial insurance products and self-insured plan sponsors were required to contribute funding in amounts set by HHS. Funds collected were utilized to reimburse issuers’ high claims costs incurred for qualified individual members. The expense related to this required funding was reflected in general and administrative expenses for all of our insurance products with the exception of products associated with qualified individual members; this expense for qualified individual members was reflected as a reduction of premium revenue.

There was no expense recorded in 2017 related to our estimated contribution for the funding of the ACA’s reinsurance program as the program expired at the end of 2016. In 2016 and 2015, our contribution to the funding of the ACA’s reinsurance program was $118 million and $210 million, respectively, which was recorded in general and administrative expenses. When annual claim costs incurred by our qualified individual members exceeded a specified attachment point, we were entitled to certain reimbursements from this program. We recorded a receivable and offset health care costs to reflect our estimate of these recoveries.

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

Risk Corridor
The ACA established a temporary risk sharing program that expired at the end of 2016 for qualified individual and small group insurance plans. Under this program we made (or received) a payment to (or from) HHS based on the ratio of allowable costs to target costs (as defined by the ACA). We recorded a risk corridor receivable or payable as an adjustment to premium revenue on a pro-rata year-to-date basis based on our estimate of the ultimate risk sharing amount for the current calendar year. At December 31, 2017 and 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of HHS’s announced pro-rated funding amount for the 2014 program year because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the 3Rs in each subsequent year. The final reconciliation and settlement with HHS of the 2014 and 2015 Cost Sharing Subsidies occurred in 2016 and 2017, respectively. The final reconciliation and settlement of the 2016 Cost Sharing Subsidy is scheduled to occur in 2018.

Refer to Note 8 for additional information related to the 3Rs.

Selling Expenses
Selling expenses include broker commissions, the variable component of our internal sales force compensation and premium taxes.

Stock-Based Compensation
We record compensation expense for stock-based awards over their vesting periods primarily based on the estimated fair value at the grant date. For stock appreciation rights (“SARs”), the fair value is estimated using the Black-Scholes option-pricing model. For restricted stock units (“RSUs”) and performance stock units (“PSUs”), the fair value is equal to the market price of the Company's common stock on the date of grant. For market stock units (“MSUs”) and performance stock appreciation rights (“PSARs”), the fair value is estimated using Monte Carlo simulations. Stock-based compensation expense is recorded in general and administrative expenses in our Consolidated Statements of Income. Refer to Note 12 for additional information related to our stock-based employee incentive plans.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted. Among other things, the TCJA reduced the federal corporate income tax rate to 21 percent effective January 1, 2018. Accordingly, we remeasured our deferred tax assets and liabilities as of the enactment date to reflect the lower tax rate and recognized an incremental tax expense of $99 million related to the reduction in our net deferred tax assets during the year ended December 31, 2017. The accounting for certain income tax effects of the TCJA was considered provisional at December 31, 2017, including the assessment of the mandatory repatriation of foreign earnings, the minimum tax on global intangible low-taxed income and the assertion of permanent reinvestment of foreign earnings. Accordingly, the items were recorded at a reasonable estimate at December 31, 2017. Measurement period adjustments will be recorded, as necessary, as adjustments to income tax expense from continuing operations.

Measurement of Defined Benefit Pension and Other Postretirement Employee Benefit (“OPEB”) Plans
We sponsor defined benefit pension plans (“pension plans”) and OPEB plans for our employees and retirees. We recognize the funded status of our pension plans and OPEB plans on our Consolidated Balance Sheets based on our year-end measurements of plan assets and benefit obligations. Prepaid pension and OPEB benefits represent prepaid costs related to our pension plans and are reported with other current and long-term assets. Liabilities associated with pension plans and OPEB plans are reported within current and other long-term liabilities based on the amount by which the actuarial present value of benefits payable in the next twelve months included in the benefit obligation exceeds the fair value of plan assets.

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

Classification of Certain Cash Receipts and Cash Payments in the Consolidated Statements of Cash Flows
Effective January 1, 2017, we adopted, on a retrospective basis, new accounting guidance which clarifies the classification of certain cash receipts and cash payments in our Consolidated Statements of Cash Flows. As a result, we classified $54 million of cash distributions received from our partnership investments as cash inflows from operating activities for the year ended December 31, 2017, that previously would have been classified as cash inflows from investing activities. There were no material reclassifications in our Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 as a result of the adoption of this new guidance.

Future Application of Accounting Standards
Revenue from Contracts with Customers
Effective January 1, 2018, we adopted new accounting guidance related to revenue recognition from contracts with customers. While industry-specific guidance related to contracts with customers within the scope of Accounting Standards Codification (“ASC”) 944 Financial Services - Insurance remains unchanged, most other industry-specific revenue recognition requirements have been removed. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We adopted the new guidance using the modified retrospective approach. The new guidance only impacted contracts with customers outside of the scope of ASC Topic 944. We expect an increase to revenue and expenses within an expected range of approximately $1.5 billion to $2.0 billion for 2018 related to modifications to principal versus agent guidance for our home delivery and specialty pharmacy operations. We do not anticipate any material changes in the timing of our recognition of revenue or net income.

Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 1, 2018, we adopted new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Under the new guidance, all equity investments in unconsolidated entities will be measured at fair value with changes in fair value recognized in net income. We may elect to report equity investments without a readily determinable fair value at cost less impairment, plus or minus subsequent adjustments for observable price changes. The new guidance also revises certain disclosures regarding financial assets and liabilities. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Effective January 1, 2018, we adopted, on a retrospective basis, new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs. Under the new guidance, the service cost component is required to be reported in the same income statement line item as other employee compensation costs for services rendered during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The net periodic benefit costs for the Company’s pension and other postretirement employee benefit plans do not contain a service cost component as these defined benefit plans have been frozen for an extended period of time. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
New accounting guidance was issued related to the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings. The new guidance allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The new guidance is effective January 1, 2019, with early adoption permitted. We are still evaluating whether we will adopt the new guidance as well as the impact of the adoption of this new guidance on our financial position and operating results.

Leases
Effective January 1, 2019, we will adopt new accounting guidance related to the recognition, measurement and disclosure requirements for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and corresponding lease liability on their Consolidated Balance Sheets for all leases other than those that meet the definition of a short-term lease. The new guidance also revises certain disclosure requirements regarding leases. While we are still evaluating the impact of adoption of this new guidance, we anticipate that we will be required to record an asset and corresponding liability related to our operating leases (as described in Note 17) on our Consolidated Balance Sheets. The adoption of this new guidance is not expected to have a material impact on our operating results.

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

3.	Acquisition, Divestiture, Terminated Acquisition and Terminated Divestiture

Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health Corporation (“CVS Health”) will acquire all of our outstanding shares for a combination of cash and stock. Under terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including the approval and adoption of the CVS Merger Agreement by our shareholders, the approval of the issuance of CVS Health shares in the transaction by CVS Health stockholders, expiration of the federal Hart-Scott-Rodino anti-trust waiting period and approvals of certain state departments of insurance and other regulators. On February 1, 2018, Aetna and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the CVS Merger Agreement. The CVS Health Transaction is expected to close in the second half of 2018.

Divestiture of Group Life Insurance, Group Disability Insurance, and Absence Management Businesses
On November 1, 2017, we completed the sale of a substantial portion of our Group Insurance segment consisting of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) to HLAIC for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement, under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain. The deferred gain liability was recorded in accrued expenses and other current liabilities and in other long-term liabilities on our Consolidated Balance Sheets, and the gain recognition is being recorded in fees and other revenue in our Consolidated Statements of Income.

Revenues for the businesses sold were $1.9 billion, $2.3 billion and $2.3 billion for the for the years ended December 31, 2017, 2016, and 2015, respectively. Income before income taxes for the businesses being sold were $104 million, $127 million and $187 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Terminated Acquisition of Humana
On July 2, 2015, we entered into a definitive agreement (the “Humana Merger Agreement”) to acquire Humana Inc. (“Humana”). On July 21, 2016, the DOJ and certain state attorneys general filed a civil complaint in the U.S. District Court for the District of Columbia (the “District Court”) against us and Humana charging that our acquisition of Humana (the “Humana Transaction”) would violate Section 7 of the Clayton Antitrust Act, and seeking a permanent injunction to prevent Aetna from acquiring Humana. On January 23, 2017, the District Court granted the DOJ’s request to enjoin the Humana Transaction.

On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively the “Parties”) agreed to terminate the Humana Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Humana Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017 (the “Termination Date”). Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Humana Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Humana Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and recorded the expense in general and administrative expenses. We funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized certain costs in our net income during the year ended December 31, 2017. Refer to Note 9 for additional information.

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

4.	Investments

Total investments at December 31, 2017 and 2016 were as follows:

	2017			2016
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt and equity securities available for sale	$2,114	$14,906	$17,020	$2,876	$18,866	$21,742
Mortgage loans	166	1,330	1,496	170	1,341	1,511
Other investments	—	1,557	1,557	—	1,626	1,626
Total investments	$2,280	$17,793	$20,073	$3,046	$21,833	$24,879
At December 31, 2017 and 2016, we held investments of $616 million and $657 million, respectively, related to the 2012 conversion of an existing group annuity contract from a participating to a non-participating contract. These investments are included in the total investments of our Large Case Pensions segment supporting non-experience-rated products. Although these investments are not accounted for as Separate Accounts assets, they are legally segregated and are not subject to claims that arise out of our business and only support our future policy benefits obligations under that group annuity contract. Refer to Note 2 for additional information.

Debt and Equity Securities
Debt and equity securities available for sale at December 31, 2017 and 2016 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Debt securities:
U.S. government securities	$1,319	$44	$(1)	$1,362
States, municipalities and political subdivisions	3,287	116	(12)	3,391
U.S. corporate securities	6,886	388	(22)	7,252
Foreign securities	2,498	187	(7)	2,678
Residential mortgage-backed securities	570	5	(4)	571
Commercial mortgage-backed securities	641	3	(9)	635
Other asset-backed securities	1,031	8	(4)	1,035
Redeemable preferred securities	22	4	—	26
Total debt securities	16,254	755	(59)	16,950
Equity securities	60	12	(2)	70
Total debt and equity securities (1) (2)	$16,314	$767	$(61)	$17,020
December 31, 2016
Debt securities:
U.S. government securities	$1,643	$51	$—	$1,694
States, municipalities and political subdivisions	5,047	152	(61)	5,138
U.S. corporate securities	8,145	385	(55)	8,475
Foreign securities	2,958	163	(33)	3,088
Residential mortgage-backed securities	793	11	(9)	795
Commercial mortgage-backed securities	1,382	5	(39)	1,348
Other asset-backed securities	1,077	7	(9)	1,075
Redeemable preferred securities	22	5	—	27
Total debt securities	21,067	779	(206)	21,640
Equity securities	84	20	(2)	102
Total debt and equity securities (1) (2)	$21,151	$799	$(208)	$21,742

(1)
At both December 31, 2017 and 2016, we held securities for which we previously recognized an immaterial amount of non-credit related impairments in accumulated other comprehensive loss. These securities each had an immaterial amount of net unrealized capital gains at both December 31, 2017 and 2016.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 19 for additional information on our accounting for discontinued products).  At December 31, 2017, debt and equity securities with a fair value of approximately $2.6 billion, gross unrealized capital gains of $202 million and gross unrealized capital losses of $9 million and, at December 31, 2016, debt and equity securities with a fair value of approximately $2.9 billion, gross unrealized capital gains of $195 million and gross unrealized capital losses of $35 million were included in total debt and equity securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at December 31, 2017 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or we intend to sell a security prior to maturity.

(Millions)	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,048	$1,055
One year through five years	5,559	5,665
After five years through ten years	3,503	3,614
Greater than ten years	3,902	4,375
Residential mortgage-backed securities	570	571
Commercial mortgage-backed securities	641	635
Other asset-backed securities	1,031	1,035
Total	$16,254	$16,950

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at December 31, 2017 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At December 31, 2017, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 4.5 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States. Significant market observable inputs used to value these securities include loss severity and probability of default.  At December 31, 2017, these securities had an average credit quality rating of AAA and a weighted average duration of 6.8 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At December 31, 2017, these securities had an average credit quality rating of AA- and a weighted average duration of 1.0 years.

Summarized below are the debt and equity securities we held at December 31, 2017 and 2016 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total (1)
(Millions, except number of securities)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
December 31, 2017
Debt securities:
U.S. government securities	77	$200	$1	14	$22	$—	91	$222	$1
States, municipalities and political subdivisions	318	616	4	111	308	8	429	924	12
U.S. corporate securities	989	1,469	6	284	494	16	1,273	1,963	22
Foreign securities	262	419	3	91	194	4	353	613	7
Residential mortgage-backed securities	111	179	1	98	134	3	209	313	4
Commercial mortgage-backed securities	38	135	1	79	241	8	117	376	9
Other asset-backed securities	150	304	2	79	151	2	229	455	4
Total debt securities	1,945	3,322	18	756	1,544	41	2,701	4,866	59
Equity securities	2	2	—	7	7	2	9	9	2
Total debt and equity securities (1)	1,947	$3,324	$18	763	$1,551	$43	2,710	$4,875	$61
December 31, 2016
Debt securities:
U.S. government securities	26	$39	$—	1	$1	$—	27	$40	$—
States, municipalities and political subdivisions	865	2,228	58	37	75	3	902	2,303	61
U.S. corporate securities	1,428	2,277	44	114	101	11	1,542	2,378	55
Foreign securities	649	970	27	62	76	6	711	1,046	33
Residential mortgage-backed securities	188	455	8	104	17	1	292	472	9
Commercial mortgage-backed securities	285	1,038	39	3	3	—	288	1,041	39
Other asset-backed securities	226	403	4	208	177	5	434	580	9
Total debt securities	3,667	7,410	180	529	450	26	4,196	7,860	206
Equity securities	2	3	—	8	3	2	10	6	2
Total debt and equity securities (1)	3,669	$7,413	$180	537	$453	$28	4,206	$7,866	$208

(1)
At December 31, 2017 and 2016, debt and equity securities in an unrealized capital loss position of $9 million and $35 million, respectively, and with related fair value of $517 million and $890 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that they are performing assets generating investment income to support the needs of our business.  In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery.  At December 31, 2017, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at December 31, 2017 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$2	$—	$415	$1	$417	$1
One year through five years	119	—	1,890	18	2,009	18
After five years through ten years	170	3	675	10	845	13
Greater than ten years	97	3	354	7	451	10
Residential mortgage-backed securities	12	—	301	4	313	4
Commercial mortgage-backed securities	109	2	267	7	376	9
Other asset-backed securities	6	—	449	4	455	4
Total	$515	$8	$4,351	$51	$4,866	$59

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate. During 2017 and 2016 we had the following activity in our mortgage loan portfolio:

(Millions)	2017	2016
New mortgage loans	$279	$190
Mortgage loans fully-repaid	248	173
Mortgage loans foreclosed	—	8
We assess our mortgage loans on a regular basis for credit impairments, and annually assign a credit quality indicator to each loan.  Our credit quality indicator is internally developed and categorizes our portfolio on a scale from 1 to 7.  These indicators are based upon several factors, including current loan-to-value ratios, property condition, market trends, creditworthiness of the borrower and deal structure. The vast majority of our mortgage loans fall into categories 2 to 4.

•	Category 1 - Represents loans of superior quality

•	Categories 2 to 4 - Represents loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.

•	Categories 5 and 6 - Represents loans where credit risk is not substantial, but these loans warrant management’s close attention.

•	Category 7 - Represents loans where collections are potentially at risk; if necessary, an impairment is recorded.
Based upon our most recent assessments at December 31, 2017 and 2016, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	2017	2016
1	$40	$45
2 to 4	1,447	1,449
5 and 6	9	17
7	—	—
Total	$1,496	$1,511

At December 31, 2017 scheduled mortgage loan principal repayments were as follows:

(Millions)
2018	$166
2019	124
2020	141
2021	273
2022	244
Thereafter	548

Net Investment Income
Sources of net investment income for 2017, 2016 and 2015 were as follows:

(Millions)	2017	2016	2015
Debt securities	$727	$772	$794
Mortgage loans	86	95	91
Other investments	185	82	78
Gross investment income	998	949	963
Investment expenses	(48)	(39)	(46)
Net investment income (1)	$950	$910	$917

(1)	Net investment income includes $233 million, $208 million and $248 million for 2017, 2016 and 2015, respectively, related to investments supporting our experience-rated and discontinued products.

Realized Capital Gains/Losses
Net realized capital (losses) gains for the three years ended December 31, 2017, 2016 and 2015, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

(Millions)	2017	2016	2015
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in earnings	$(8)	$(30)	$(64)
Other net realized capital (losses) gains	(231)	116	(1)
Net realized capital (losses) gains	$(239)	$86	$(65)

The net realized capital losses in 2017 were primarily attributable to the recognition into earnings of the entire unamortized effective portion of the related hedge losses upon the mandatory redemption of $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of $750 million aggregate principal amount of senior notes due 2020, partially offset by gains from the sale of debt securities and gains from other investments. The net realized capital gains in 2016 were primarily attributable to gains from the sales of debt securities and other investments, partially offset by yield-related OTTI on debt securities. The net realized capital losses in 2015 were primarily attributable to yield-related OTTI on U.S. corporate debt securities.

Yield-related impairments are recognized in other comprehensive income unless we have the intention to sell the security in an unrealized capital loss position, in which case the yield-related OTTI is recognized in earnings. In 2017, 2016 and 2015, we recognized yield-related OTTI losses of $6 million, $24 million and $63 million, respectively, related to our debt securities. We had no other individually material realized capital losses on debt or equity securities that impacted our operating results during 2017, 2016 or 2015.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of available for sale debt and equity securities and the related gross realized capital gains and losses for 2017, 2016 and 2015 were as follows (1):

(Millions)	2017	2016	2015
Proceeds on sales	$5,753	$6,725	$4,987
Gross realized capital gains	114	155	83
Gross realized capital losses	47	61	76

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

Variable Interest Entities - Primary Beneficiary
During the fourth quarter of 2017, we redeemed the entire minority shareholder interest related to our majority owned hedge fund investment where we were the investment manager and had the power to direct the activities that most significantly impact the VIE’s economic performance, including determining the hedge fund’s investment strategy. Prior to the fourth quarter of 2017, we were the primary beneficiary and consolidated the investment in our operating results. As of December 31, 2017, we will continue to consolidate the hedge fund in our operating results; however, the investment is no longer considered a VIE  as the hedge fund is a wholly-owned subsidiary.

Substantially all of the assets of the VIE hedge fund were comprised of hedge fund investments reported as long-term investments on our Consolidated Balance Sheets. The VIE hedge fund had no material liabilities at December 31, 2016. The total amount of the VIE hedge fund’s assets included in long-term investments on our Consolidated Balance Sheets at December 31, 2016 was $472 million.

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

The total amount of other variable interest holder VIE assets included in long-term investments on our Consolidated Balance Sheets at December 31, 2017 and 2016 were as follows:

(Millions)	December 31, 2017	December 31, 2016
Hedge fund investments	$351	$384
Private equity investments	453	454
Real estate partnerships	247	278
Total	$1,051	$1,116

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at December 31, 2017 and 2016 were as follows:

(Millions)	December 31, 2017	December 31, 2016
Assets:
Hedge fund investments	$54,789	$32,926
Private equity investments	27,342	25,368
Real estate partnerships	6,451	6,743
Total	$88,582	$65,037

Liabilities:
Hedge fund investments	$12,073	$2,819
Private equity investments	2,461	2,354
Real estate partnerships	4,691	4,938
Total	$19,225	$10,111

5.	Fair Value

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

Financial Instruments Measured at Fair Value in our Consolidated Balance Sheets
Certain of our financial instruments are measured at fair value in our Consolidated Balance Sheets.  The fair values of these instruments are based on valuations that include inputs that can be classified within one of three levels of a hierarchy established by GAAP.  The following are the levels of the hierarchy and a brief description of the type of valuation information (“inputs”) that qualifies a financial asset or liability for each level:

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

Debt Securities – Where quoted prices are available in an active market, our debt securities are classified in Level 1 of the fair value hierarchy.  Our Level 1 debt securities consist primarily of U.S. Treasury securities.

The fair values of our Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics, or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at December 31, 2017 or 2016.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at December 31, 2017 or 2016.  The total fair value of our broker quoted debt securities was $67 million and $80 million at December 31, 2017 and 2016, respectively.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

Financial assets and liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets at December 31, 2017 and 2016 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Debt securities:
U.S. government securities	$1,313	$49	$—	$1,362
States, municipalities and political subdivisions	—	3,390	1	3,391
U.S. corporate securities	—	7,167	85	7,252
Foreign securities	—	2,675	3	2,678
Residential mortgage-backed securities	—	571	—	571
Commercial mortgage-backed securities	—	635	—	635
Other asset-backed securities	—	1,035	—	1,035
Redeemable preferred securities	—	19	7	26
Total debt securities	1,313	15,541	96	16,950
Equity securities	43	—	27	70
Total	$1,356	$15,541	$123	$17,020
December 31, 2016
Assets:
Debt securities:
U.S. government securities	$1,514	$180	$—	$1,694
States, municipalities and political subdivisions	—	5,137	1	5,138
U.S. corporate securities	—	8,395	80	8,475
Foreign securities	—	3,067	21	3,088
Residential mortgage-backed securities	—	795	—	795
Commercial mortgage-backed securities	—	1,348	—	1,348
Other asset-backed securities	—	1,075	—	1,075
Redeemable preferred securities	—	26	1	27
Total debt securities	1,514	20,023	103	21,640
Equity securities	59	—	43	102
Total	$1,573	$20,023	$146	$21,742

There were no transfers between Levels 1 and 2 during the years ended December 31, 2017 and 2016.

The changes in the balances of Level 3 financial assets during 2017 were as follows:

(Millions)	Foreign securities	U.S. corporate securities	Equity securities	Other	Total
Beginning balance	$21	$80	$43	$2	$146
Net realized and unrealized capital gains (losses):
Included in earnings	—	4	42	—	46
Included in other comprehensive income	—	—	(38)	—	(38)
Purchases	—	18	9	42	69
Sales	—	—	(29)	—	(29)
Settlements	—	(17)	—	—	(17)
Transfers out of Level 3, net	(18)	—	—	(36)	(54)
Ending balance	$3	$85	$27	$8	$123

The changes in the balances of Level 3 financial assets during 2016 were as follows:

(Millions)	Foreign securities	U.S. corporate securities	Equity securities	Other	Total
Beginning balance	$25	$64	$19	$6	$114
Net realized and unrealized capital (losses) gains:
Included in earnings	—	(15)	—	—	(15)
Included in other comprehensive income	—	(4)	11	(3)	4
Other (1)	—	—	3	—	3
Purchases	16	41	10	33	100
Sales	(8)	(3)	—	(5)	(16)
Settlements	(2)	(3)	—	—	(5)
Transfers out of Level 3, net	(10)	—	—	(29)	(39)
Ending balance	$21	$80	$43	$2	$146

(1)	Reflects realized and unrealized capital gains and losses on investments supporting our experience-rated and discontinued products, which do not impact our operating results.

The total gross transfers into (out of) Level 3 during the years ended December 31, 2017 and 2016 were as follows:

(Millions)	2017	2016
Gross transfers into Level 3	$—	$—
Gross transfers out of Level 3	(54)	(39)
Net transfers out of Level 3	$(54)	$(39)

Gross transfers out of Level 3 during 2017 primarily related to commercial mortgage-backed securities, other asset-backed securities and foreign debt securities for which observable market data was subsequently received. Gross transfers out of Level 3 during 2016 primarily related to commercial mortgage-backed securities for which observable market data was subsequently received.

Financial Instruments Not Measured at Fair Value in our Consolidated Balance Sheets
The following is a description of the valuation methodologies used for estimating the fair value of our financial assets and liabilities that are carried on our Consolidated Balance Sheets at adjusted cost or contract value.

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

The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried on our Consolidated Balance Sheets at adjusted cost or contract value at December 31, 2017 and 2016 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Mortgage loans	$1,496	$—	$—	$1,524	$1,524
Bank loans	7	—	—	7	7
Equity securities (1)	45	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	7	—	—	7	7
Without a fixed maturity	363	—	—	354	354
Long-term debt	9,159	—	9,815	—	9,815

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Mortgage loans	$1,511	$—	$—	$1,540	$1,540
Bank loans	8	—	—	8	8
Equity securities (1)	35	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	8	—	—	8	8
Without a fixed maturity	378	—	—	364	364
Long-term debt	20,661	—	21,468	—	21,468

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts Measured at Fair Value in our Consolidated Balance Sheets
Separate Accounts assets in our Large Case Pensions segment represent funds maintained to meet specific objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Net investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Accounts assets are not reflected in our Consolidated Statements of Income, Shareholders’ Equity or Cash Flows.

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

Separate Accounts financial assets at December 31, 2017 and 2016 were as follows:

	2017				2016
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$1,085	$2,611	$2	$3,698	$766	$2,378	$—	$3,144
Equity securities	—	6	—	6	166	6	—	172
Common/collective trusts	—	448	—	448	—	582	—	582
Total (1)	$1,085	$3,065	$2	$4,152	$932	$2,966	$—	$3,898

(1)	Excludes $144 million and $93 million of cash and cash equivalents and other receivables at December 31, 2017 and 2016, respectively.

During 2017 and 2016, we had an immaterial amount of Level 3 Separate Accounts financial assets and an immaterial amount of gross transfers of Separate Accounts financial assets into or out of Level 3. During 2017 and 2016, there were no transfers of Separate Accounts financial assets between Levels 1 and 2.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements were $10 million and $17 million at December 31, 2017 and December 31, 2016, respectively.

There were no financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements at December 31, 2017 or December 31, 2016.

6.	Goodwill and Other Acquired Intangible Assets

The change in the carrying amount of goodwill for our reportable segments for the years ended December 31, 2017 and 2016 was as follows:

(Millions)	Health Care	Group Insurance	Total Company
Balance at January 1, 2016	$10,524	$113	$10,637
Acquisitions	—	—	—
Dispositions	—	—	—
Subsequent adjustments	—	—	—
Balance at December 31, 2016	10,524	113	10,637
Acquisitions	47	—	47
Dispositions	—	(113)	(113)
Subsequent adjustments	—	—	—
Balance at December 31, 2017	$10,571	$—	$10,571

No goodwill is allocated to the Large Case Pensions segment. The increase in goodwill allocated to our Health Care segment in 2017 was due to goodwill associated with an immaterial acquisition. The decrease in goodwill allocated to our Group Insurance segment in 2017 was due to the Group Insurance sale.

Other acquired intangible assets at December 31, 2017 and 2016 consisted of the following:

(Millions)	Cost	Accumulated Amortization	Net Balance	Amortization Period (Years)
2017
Provider networks	$1,254	$756	$498	12-25	(1)
Customer lists	1,172	610	562	3-20	(1)
Value of business acquired	149	102	47	20
Technology	176	160	16	5
Other	14	5	9	10-15
Definite-lived trademarks	170	144	26	5-20
Indefinite-lived trademarks	22	—	22
Total other acquired intangible assets	$2,957	$1,777	$1,180
2016
Provider networks	$1,254	$694	$560	12-25	(1)
Customer lists	1,166	485	681	3-14	(1)
Value of business acquired	149	92	57	20
Technology	176	123	53	4-10
Other	10	4	6	10-15
Definite-lived trademarks	170	107	63	5-20
Indefinite-lived trademarks	22	—	22
Total other acquired intangible assets	$2,947	$1,505	$1,442

(1)
The amortization period for our provider networks and customer lists includes an assumption of renewal or extension of these arrangements.  At both December 31, 2017 and 2016, the periods prior to the next renewal or extension for our provider networks primarily ranged from 1 to 3 years, and the period prior to the next renewal or extension for our customer lists was 1 year. Any costs related to the renewal or extension of these contracts are expensed as incurred.

We estimate annual pre-tax amortization for other acquired intangible assets over the next five years to be as follows:

(Millions)
2018	$187
2019	181
2020	169
2021	156
2022	140

7.	Health Care and Other Insurance Liabilities

Our insurance liabilities below are disaggregated by reportable segment. Health care costs payable relate to our Health Care segment and unpaid claims relate to our Group Insurance segment. On November 1, 2017, we sold a substantial portion of our Group Insurance segment consisting of our domestic group life insurance, group disability insurance and absence management businesses to HLAIC. The transaction was accomplished through an indemnity reinsurance arrangement and accordingly, substantially all of our life and disability insurance reserves were fully ceded at December 31, 2017. As a result, we did not include disclosures related to the development of our unpaid claims insurance liabilities.

Health Care Costs Payable
The following is information about incurred and cumulative paid Health Care claims development as of December 31, 2017, net of reinsurance, and the total IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. Refer to Note 2 for information on how we estimate our IBNR reserve and health care costs payable as well as changes to those methodologies, if any. Our estimate of IBNR liabilities is primarily based on trend and completion factors. Claim frequency is not used in the calculation of our liability. In addition, it is impracticable to disclose claim frequency information for health care claims due to our inability to gather consistent claim frequency information across our multiple claims processing systems. Any claim frequency count disclosure would not be comparable across our different claim processing systems and would not be consistent from period to period based on the volume of claims processed through each system. As a result, we have not included health care claim count frequency in the disclosures included below.

The information about incurred and paid Health Care claims development for the year ended December 31, 2016 is presented as required unaudited supplemental information.

	Incurred Health Care Claims,
	Net of Reinsurance
(Millions)	For the Years Ended December 31,
Date of Service	2016	2017
	(Unaudited)
2016	$44,110	$43,434
2017		42,498
	Total	$85,932

	Cumulative Paid Health Care Claims,
	Net of Reinsurance
(Millions)	For the Years Ended December 31,
Date of Service	2016	2017
	(Unaudited)
2016	$37,888	$43,273
2017		37,022
	Total	$80,295
All outstanding liabilities for health care costs payable prior to 2016, net of reinsurance		54
Total outstanding liabilities for health care costs payable, net of reinsurance		$5,691

At December 31, 2017, total Health Care liabilities for IBNR plus expected development on reported claims totaled approximately $5.0 billion. Substantially all of the total Health Care liabilities for IBNR plus expected development on reported claims at December 31, 2017 related to the current year.

The reconciliation of the December 31, 2017 Health Care net incurred and paid claims development tables to the health care costs payable liability in our Consolidated Balance Sheet is as follows:

(Millions)	December 31, 2017
Short-duration health care costs payable, net of reinsurance	$5,691
Reinsurance recoverables	6
Premium deficiency reserve	16
Insurance lines other than short duration	102
Total health care costs payable	$5,815

The following table shows the components of the change in health care costs payable during 2017, 2016 and 2015:

(Millions)	2017	2016	2015
Health care costs payable, beginning of the period	$6,558	$6,306	$5,621
Less: Reinsurance recoverables	5	4	6
Health care costs payable, beginning of the period, net	6,553	6,302	5,615
Add: Components of incurred health care costs
Current year	43,551	45,019	42,553
Prior years	(814)	(764)	(841)
Total incurred health care costs	42,737	44,255	41,712
Less: Claims paid
Current year	37,974	38,700	36,389
Prior years	5,523	5,304	4,636
Total claims paid	43,497	44,004	41,025
Health care costs payable, end of period, net	5,793	6,553	6,302
Add: Premium deficiency reserve	16	—	—
Add: Reinsurance recoverables	6	5	4
Health care costs payable, end of period	$5,815	$6,558	$6,306

Our estimates of prior years’ health care costs payable decreased by $814 million, $764 million and $841 million in 2017, 2016 and 2015, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than we originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in estimating our health care costs payable at the end of the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of the current year health care costs payable.

8.	The ACA’s Reinsurance, Risk Adjustment and Risk Corridor Programs (the “3Rs”)

Through December 31, 2017, we participated in certain public health insurance exchanges (“Public Exchanges”) established pursuant to the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”). Under regulations established by the U.S. Department of Health and Human Services (“HHS”), HHS pays us a portion of the premium (“Premium Subsidy”) and through September 30, 2017, paid a portion of the health care costs (“Cost Sharing Subsidy”) for low-income individual Public Exchange members. In addition, HHS administers the 3Rs risk management programs. The ACA’s temporary reinsurance and risk corridor programs expired at the end of 2016.

Our net receivable (payable) related to the 3Rs risk management programs at December 31, 2017 and 2016 was as follows:

	At December 31, 2017			At December 31, 2016
(Millions)	Reinsurance	Risk Adjustment	Risk Corridor	Reinsurance	Risk Adjustment	Risk Corridor
Current	$37	$(41)	$—	$202	$(690)	$(10)
Long-term	$—	$2	$—	$—	$—	$—
Total net receivable (payable)	$37	$(39)	$—	$202	$(690)	$(10)

At December 31, 2017, we estimate that we are entitled to receive a total of $314 million from HHS under the three-year ACA risk corridor program for the 2014 through 2016 program years. In November 2016, HHS announced that all 2015 ACA risk corridor collections will be used to pay a portion of the balances on the 2014 ACA risk corridor payments. At December 31, 2017 and 2016, we did not record any ACA risk corridor receivables related to the 2016 or 2015 program years or any amount in excess of HHS’s announced pro-rated funding amount for the 2014 program year because payments from HHS are uncertain.

We expect to perform an annual final reconciliation and settlement with HHS of the 3Rs in each subsequent year. The final reconciliation and settlement with HHS of the 2014 and 2015 Cost Sharing Subsidies occurred in 2016 and 2017, respectively. The final reconciliation and settlement of the 2016 Cost Sharing Subsidy is scheduled to occur in 2018.

9.	Debt

Long-term debt
The carrying value of our long-term debt at December 31, 2017 and 2016 was as follows:

(Millions)	2017	2016
Senior notes, 5.95% due March 2017 (1)	$—	$386
Senior notes, 1.75% due May 2017 (1)	—	250
Senior notes, 1.5% due November 2017 (1)	—	499
Senior notes, floating rate due December 2017 (1)	—	499
Senior notes, 1.7% due June 2018 (1)	999	997
Senior notes, 2.2% due March 2019	374	374
Senior notes, 1.9% due June 2019	—	1,642
Senior notes, 3.95% due September 2020	—	745
Senior notes, 2.4% due June 2021	—	1,839
Senior notes, 5.45% due June 2021	647	661
Senior notes, 4.125% due June 2021	496	495
Senior notes, 2.75% due November 2022	988	986
Senior notes, 2.8% due June 2023	1,292	1,290
Senior notes, 3.5% due November 2024	743	742
Senior notes, 3.2% due June 2026	—	2,771
Senior notes, 4.25% due June 2036	—	1,480
Senior notes, 6.625% due June 2036	766	765
Senior notes, 6.75% due December 2037	527	527
Senior notes, 4.5% due May 2042	479	478
Senior notes, 4.125% due November 2042	489	489
Senior notes, 4.75% due March 2044	371	371
Senior notes, 4.375% due June 2046	—	2,375
Senior notes, 3.875% due August 2047	988	—
Total long-term debt	9,159	20,661
Less current portion of long-term debt	999	1,634
Total long-term debt, less current portion and credit facility issuance costs	$8,160	$19,027

(1)
At December 31, 2017, our 1.7% senior notes due June 2018 are classified as current in our Consolidated Balance Sheet. At December 31, 2016, our 5.95% senior notes due March 2017, 1.75% senior notes due May 2017, 1.5% senior notes due November 2017 and floating rate senior notes due December 2017 were each classified as current in our Consolidated Balance Sheet.

At December 31, 2017 the amount of future maturities of our long-term debt are as follows:

(Millions)
2018	$999
2019	374
2020	—
2021	1,143
2022	988
Thereafter	5,655

2017 Senior Notes
In August 2017, we issued $1.0 billion of 3.875% senior notes due 2047. We used the net proceeds of this offering to repay a portion of our 1.5% senior notes due in November 2017, repay a portion of our floating rate senior notes due in December 2017 and for general corporate purposes.

2016 Senior Notes
In June 2016, in connection with the Humana Transaction, we issued the 2016 senior notes, which consisted of: $500 million of floating rate senior notes due December 2017, $1.0 billion of 1.7% senior notes due June 2018, approximately $1.7 billion of 1.9% senior notes due June 2019, approximately $1.9 billion of 2.4% senior notes due June 2021, $1.3 billion of 2.8% senior notes due June 2023, $2.8 billion of 3.2% senior notes due June 2026, $1.5 billion of 4.25% senior notes due June 2036 and $2.4 billion of 4.375% senior notes due June 2046.

Early Extinguishment of Long-Term Debt
Special Mandatory Redemption Notes
As a result of the termination of the Humana Merger Agreement, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes, which were due in 2019, 2021, 2026, 2036 and 2046, at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed those notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption, we recorded a loss on early extinguishment of long-term debt of $125 million ($192 million pretax) in the year ended December 31, 2017.

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

Prior to issuing the 2016 senior notes in June 2016, we terminated all outstanding hedges and paid an aggregate of $348 million to the hedge counter parties upon termination. The aggregate effective portion of the hedge loss of $342 million pretax was recorded in accumulated other comprehensive loss, net of tax. Upon the redemption of the Special Mandatory Redemption Notes, the entire remaining unamortized effective portion of the hedge loss of $323 million pretax recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the year ended December 31, 2017.

2020 Notes
On February 27, 2017, we announced the redemption for cash of the entire $750 million aggregate principal amount outstanding of our 3.95% senior notes due September 1, 2020 (the “2020 Notes”). We redeemed the 2020 Notes on March 29, 2017 at a redemption price that included a make-whole premium, plus accrued and unpaid interest. We funded the redemption from available cash and short-term debt. As a result of the redemption, we recorded a loss on early extinguishment of long-term debt of $35 million ($54 million pretax) in the year ended December 31, 2017. Upon redemption of the 2020 Notes, the entire remaining unamortized effective portion of the hedge loss of $13 million pretax related to the issuance of the 2020 Notes recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the year ended December 31, 2017.

Refer to Note 14 for additional information regarding hedge losses reclassified from accumulated other comprehensive loss to net income during the year ended December 31, 2017.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, in connection with the acquisition of Coventry, we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment Agreement”). On March 2, 2015, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). On July 30, 2015, in connection with the Humana Transaction, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). On March 17, 2017, we entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment,” and together with the First Amendment, the Incremental Commitment Agreement, the Second Amendment, the Third Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement. The Third Amendment modified the calculation of total debt for purposes of determining compliance prior to the closing date of the Humana Transaction (the “Closing Date”) with certain covenants to exclude debt incurred by us to finance the Humana Transaction, the other financing transactions related to the Humana Transaction and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt were set aside to finance the Humana Transaction, the other financing transactions related to the Humana Transaction and/or the payment of fees and expenses incurred in connection therewith or (B) such debt was subject to mandatory redemption in the event that the Humana Merger Agreement was terminated or expired. Among other things, the Fourth Amendment extended the maturity date of the existing Credit Agreement to March 27, 2021, eliminated the availability of swingline loans, provided us with additional time on each business day to provide notice of borrowings and added customary provisions to reflect European Union “bail-in” directive legislation.

In addition, upon our agreement with one or more financial institutions, we may expand the commitments under the Facility by an additional $500 million. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility. In each of 2013, 2014, 2015 and 2017, we extended the maturity date of the Facility by one year. The maturity date of the Facility is March 27, 2021.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at December 31, 2017.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility). We met this requirement at December 31, 2017.  There were no amounts outstanding under the Facility at any time during the year ended December 31, 2017 or 2016.

Term Loan Agreement
On July 30, 2015, in connection with the Humana Transaction, we entered into a senior three-year $3.2 billion term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. The lenders’ commitments under the Term Loan Agreement terminated on February 14, 2017, as a result of the termination of the Humana Merger Agreement.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at December 31, 2017 was approximately $700 million. At both December 31, 2017 and 2016, we did not have any outstanding borrowings from the FHLBB.

10.	Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
We sponsor various defined benefit plans, including two pension plans, and OPEB plans that provide certain health care and life insurance benefits for retired employees, including those of our former parent company.

During 2017, 2016 and 2015 we did not make any contribution to the Aetna Pension Plan. Effective December 31, 2010, our employees no longer earn future pension service credits in the Aetna Pension Plan (i.e., the Plan was “frozen” effective December 31, 2010), although the Aetna Pension Plan will continue to operate and account balances will continue to earn annual interest credits.

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

The following table shows the changes in the benefit obligations during 2017 and 2016 for our pension and OPEB plans:

	Pension Plans		OPEB Plans
(Millions)	2017	2016	2017	2016
Benefit obligation, beginning of year	$6,032	$5,946	$248	$257
Interest cost	203	260	8	11
Actuarial loss	394	161	11	—
Benefits paid	(411)	(335)	(18)	(20)
Benefit obligation, end of year	$6,218	$6,032	$249	$248

The pension plans’ benefit obligation increased in 2017 driven by interest cost recognized in 2017 and an increase in actuarial losses arising as a result of a lower discount rate as further described below; substantially offset by benefits paid in 2017.

The Aetna Pension Plan comprises 96% of the pension plans’ total benefit obligation at December 31, 2017. The discount rates used to determine the benefit obligation of our pension and OPEB plans were calculated using a yield curve as of our annual measurement date. Each yield curve consisted of a series of individual discount rates, with each discount rate corresponding to a single point in time, based on high-quality bonds. Projected benefit payments are discounted to the measurement date using the corresponding rate from the yield curve. The weighted average discount rate for our pension plans was 3.68% and 4.22% for 2017 and 2016, respectively. The discount rate for our OPEB plans was 3.63% and 4.12% for 2017 and 2016, respectively. The discount rates differ for our pension and OPEB plans due to the duration of the projected benefit payments for each plan.

Effective as of the beginning of 2017, we refined the approach used to estimate the interest cost component of net periodic benefit cost for pension and OPEB plans that utilize a yield curve approach. Historically, we estimated the interest cost using a single weighted average discount rate derived from the yield curve used to measure the projected benefit obligation. We have now elected to measure interest cost by applying the specific spot rates along that yield curve to the relevant projected cash flows for each component. We believe the new approach provides a more precise estimate of such interest cost. We have accounted for this refinement as a change in accounting estimate and, accordingly, have accounted for it on a prospective basis beginning in 2017. The reduction in net periodic benefit cost associated with this refinement for the year ended December 31, 2017 was $26 million ($41 million pre-tax). For our pension benefits, the 2017 weighted-average discount rate for interest costs under the refined approach adopted as of the beginning of 2017 was 3.51%. Under the prior methodology, the 2017 weighted-average discount rate would have been 4.22%.

Additionally, based on the mortality experience of our pension and OPEB plans, in 2017 we utilized the RP-2014 Mortality Table with a generation projection of future mortality improvements using Scale MP-2017. In 2016, we utilized the RP-2014 Mortality Table with a generation projection of future mortality improvements using Scale MP-2016. In 2015 we utilized the RP-2014 Mortality Table with a generation projection of future mortality improvements using Scale MP-2015.

The following table reconciles the beginning and ending balances of the fair value of plan assets during 2017 and 2016 for our pension and OPEB plans:

	Pension Plans		OPEB Plans
(Millions)	2017	2016	2017	2016
Fair value of plan assets, beginning of year	$5,914	$5,802	$52	$55
Actual return on plan assets	808	426	2	1
Employer contributions	20	21	14	16
Benefits paid	(411)	(335)	(18)	(20)
Fair value of plan assets, end of year	$6,331	$5,914	$50	$52

The difference between the fair value of plan assets and the plan’s benefit obligation is referred to as the plan’s funded status. This funded status is an accounting-based calculation and is not indicative of our mandatory funding requirements.

The funded status of our pension and OPEB plans at the measurement date for 2017 and 2016 was as follows:

	Pension Plans		OPEB Plans
(Millions)	2017	2016	2017	2016
Benefit obligation	$(6,218)	$(6,032)	$(249)	$(248)
Fair value of plan assets	6,331	5,914	50	52
Funded status	$113	$(118)	$(199)	$(196)

At December 31, 2017, the fair value of plan assets of the Aetna Pension Plan was in excess of the benefit obligations, while the Non-qualified Pension Plan had benefit obligations in excess of the fair value of plan assets. Below is the funded status of each of our Pension Plans:

	Aetna Pension Plan		Non-qualified Pension Plan
(Millions)	2017	2016	2017	2016
Benefit obligation	$(5,995)	$(5,807)	$(223)	$(225)
Fair value of plan assets	6,331	5,914	—	—
Funded status	$336	$107	$(223)	$(225)

The amounts in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost as of December 31, 2017 and 2016 were as follows:

	Pension Plans		OPEB Plans
(Millions)	2017	2016	2017	2016
Unrecognized prior service credit	$—	$—	$(15)	$(19)
Unrecognized net actuarial losses	2,361	2,460	75	66
Amount recognized in accumulated other comprehensive loss	$(2,361)	$(2,460)	$(60)	$(47)

The assets (liabilities) recognized on our Consolidated Balance Sheets at December 31, 2017 and 2016 for our pension and OPEB plans were consisted of the following:

	Pension Plans		OPEB Plans
(Millions)	2017	2016	2017	2016
Accrued benefit assets reflected in other long-term assets	$336	$107	$—	$—
Accrued benefit liabilities reflected in other current liabilities	(20)	(20)	(12)	(13)
Accrued benefit liabilities reflected in other long-term liabilities	(203)	(205)	(187)	(183)
Net amount of assets (liabilities) recognized at December 31,	$113	$(118)	$(199)	$(196)

At December 31, 2017, we had approximately $2.4 billion and $75 million of net actuarial losses for our pension and OPEB plans, respectively, and $15 million of prior service credits for our OPEB plans and an immaterial amount of prior service credits for our pension plan, that have not been recognized as components of net periodic benefit costs. We expect to recognize $63 million and $3 million in amortization of net actuarial losses for our pension and OPEB plans, respectively, and $4 million in amortization of prior service credits for our OPEB plans in 2018. Our amortization of prior service credits for our pension plans in 2018 is not expected to be material.

Components of the net periodic benefit (income) cost of our defined benefit pension plans and OPEB plans for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Pension Plans			OPEB Plans
(Millions)	2017	2016	2015	2017	2016	2015
Amortization of prior service credit	$—	$—	$(1)	$(4)	$(4)	$(4)
Interest cost	203	260	261	8	11	11
Expected return on plan assets	(380)	(389)	(419)	(2)	(3)	(3)
Recognized net actuarial losses	65	61	62	3	3	3
Net periodic (income) benefit cost	$(112)	$(68)	$(97)	$5	$7	$7

The weighted average assumptions used to determine net periodic benefit (income) cost in 2017, 2016 and 2015 for the pension and OPEB plans were as follows:

	Pension Plans			OPEB Plans
	2017	2016	2015	2017	2016	2015
Discount rate	4.22%	4.50%	4.12%	4.12%	4.39%	4.02%
Expected long-term return on plan assets	6.70%	6.90%	7.00%	4.75%	4.75%	5.30%

We assume different health care cost trend rates for medical costs and prescription drug costs in estimating the expected costs of our OPEB plans. The assumed medical cost trend rate for 2018 is 5.4%, decreasing gradually to 4.5% by 2026. The assumed prescription drug cost trend rate for 2018 is 9.4%, decreasing gradually to 4.5% by 2026. These assumptions reflect our historical as well as expected future trends for retirees. In addition, the trend assumptions reflect factors specific to our retiree medical plan, such as plan design, cost-sharing provisions, benefits covered and the presence of subsidy caps. A one-percentage point increase in both the assumed medical cost and assumed prescription drug cost trend rates would result in an immaterial pretax increase in the aggregate of the service and interest cost components of OPEB costs and a $8 million increase in the OPEB benefit obligation. A one-percentage point decrease in both the assumed medical cost and assumed prescription drug cost trend rates would result in an immaterial pretax decrease in the aggregate of the service and interest cost components of OPEB costs and an $8 million decrease in the OPEB benefit obligation.

Our current funding strategy for the Aetna Pension Plan is to fund an amount at least equal to the minimum funding requirement as determined under applicable regulatory requirements with consideration of factors such as the maximum tax deductibility of such amounts. Minimum funding requirements for the Aetna Pension Plan were met in 2017 and 2016, and we were not required to make cash contributions for either of those years. We do not have any required contribution to the Aetna Pension Plan in 2018. Employer contributions related to the supplemental pension and OPEB plans represent payments to retirees for current benefits. We have no plans to return any pension or OPEB plan assets to the Company in 2018. Our non-qualified supplemental pension plan and OPEB plans do not have minimum funding requirements.

Expected benefit payments, which reflect future employee service, as appropriate, of the pension and OPEB plans to be paid for each of the next five years and in the aggregate for the next five years thereafter at December 31, 2017 were as follows:

(Millions)	Pension Plans	OPEB Plans
2018	$374	$17
2019	364	17
2020	367	17
2021	371	17
2022	374	17
2023-2027	1,867	79

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

Pension Assets with changes in fair value measured on a recurring basis at December 31, 2017 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Debt securities:
U.S. government securities	$644	$38	$—	$682
States, municipalities and political subdivisions	—	150	—	150
U.S. corporate securities	—	1,506	—	1,506
Foreign securities	—	165	—	165
Residential mortgage-backed securities	—	322	—	322
Commercial mortgage-backed securities	—	57	1	58
Other asset-backed securities	—	130	—	130
Redeemable preferred securities	—	8	—	8
Total debt securities	644	2,376	1	3,021
Equity securities:
U.S. Domestic	939	4	—	943
International	556	—	—	556
Domestic real estate	26	—	—	26
Total equity securities	1,521	4	—	1,525
Other investments:
Real estate	—	—	479	479
Common/collective trusts (1)	—	478	—	478
Derivatives	—	1	—	1
Total other investments	—	479	479	958
Total pension investments (2)	$2,165	$2,859	$480	$5,504

(1)	The assets in the underlying funds of common/collective trusts consist of $294 million of equity securities and $184 million of debt securities.

(2)	Excludes $119 million of cash and cash equivalents and other payables, $530 million of private equity limited partnership investments and $178 million of hedge fund limited partnership investments.

Pension Assets with changes in fair value measured on a recurring basis at December 31, 2016 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
Debt securities:
U.S. government securities	$460	$122	$—	$582
States, municipalities and political subdivisions	—	128	—	128
U.S. corporate securities	—	1,291	—	1,291
Foreign securities	—	103	—	103
Residential mortgage-backed securities	—	163	—	163
Commercial mortgage-backed securities	—	57	—	57
Other asset-backed securities	—	60	—	60
Redeemable preferred securities	—	6	—	6
Total debt securities	460	1,930	—	2,390
Equity securities:
U.S. Domestic	1,305	5	—	1,310
International	611	—	—	611
Domestic real estate	34	—	—	34
Total equity securities	1,950	5	—	1,955
Other investments:
Real estate	—	—	478	478
Common/collective trusts (1)	—	465	—	465
Total other investments	—	465	478	943
Total pension investments (2)	$2,410	$2,400	$478	$5,288

(1)	The assets in the underlying funds of common/collective trusts consist of $307 million of equity securities and $158 million of debt securities.

(2)	Excludes $180 million of cash and cash equivalents and other payables, $255 million of private equity limited partnership investments and $191 million of hedge fund limited partnership investments.

The changes in the balances of Level 3 Pension Assets during 2017 and 2016 were as follows:

	2017
(Millions)	Real Estate	Other	Total
Beginning balance	$478	$—	$478
Actual return on plan assets	23	—	23
Purchases, sales and settlements	(22)	—	(22)
Transfers into Level 3	—	1	1
Ending balance	$479	$1	$480

	2016
(Millions)	Real Estate	Other	Total
Beginning balance	$497	$3	$500
Actual return on plan assets	42	—	42
Purchases, sales and settlements	(61)	(1)	(62)
Transfers out of Level 3	—	(2)	(2)
Ending balance	$478	$—	$478

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

At December 31, 2017, target investment allocations for the Aetna Pension Plan were: 33% in equity securities, 54% in debt securities, 6% in real estate, 4% in private equity limited partnerships and 3% in hedge funds. Actual asset allocations may differ from target allocations due to tactical decisions to overweight or underweight certain assets or as a result of normal fluctuations in asset values. Asset allocations are consistent with stated investment policies and, as a general rule, periodically rebalanced back to target asset allocations. Asset allocations and investment performance are formally reviewed periodically throughout the year by the Plan’s Benefit Finance Committee. Forecasting of asset and liability growth is performed at least annually.

We have several benefit plans for retired employees currently supported by the OPEB plan assets. OPEB plan assets are directly and indirectly invested in a diversified mix of traditional asset classes, primarily high-quality fixed income securities.

The actual and target asset allocations of the OPEB plans used at December 31, 2017 and 2016 presented as a percentage of total plan assets, were as follows:

		Target		Target
(Millions)	2017	Allocation	2016	Allocation
Equity securities	13%	10-15%	11%	5-15%
Debt securities	81%	75-85%	82%	80-90%
Real estate/other	6%	5-10%	7%	0-10%

Our expected return on plan assets assumption is based on many factors, including forecasted capital market real returns over a long-term horizon, forecasted inflation rates, historical compounded asset returns and patterns and correlations on those returns. Expectations for modest increases in interest rates, normal inflation trends and average capital market real returns led us to an expected return on pension plan assets assumption of 6.70% for 2017, 6.90% for 2016 and 7.00% for 2015, and an expected return on OPEB plan assets assumption of 4.75% for both 2017 and 2016 and 5.30% for 2015. We regularly review actual asset allocations and periodically rebalance our investments to the mid-point of our targeted allocation ranges when we consider it appropriate.

401(k) Plan
Our employees are eligible to participate in a defined contribution retirement savings plan under which designated contributions may be invested in our common stock or certain other investments (the “Aetna 401(k) Plan”). Our 401(k) contribution to the Aetna 401(k) Plan provides for a match of 100% of up to 6% of the eligible pay contributed by the employee. During 2017, 2016 and 2015, we made $196 million, $197 million and $198 million, respectively, in aggregate of matching contributions to our 401(k) plans. The matching contributions are made in cash and invested according to each participant’s investment elections. The plan trustee held 6 million shares of our common stock for plan participants at December 31, 2017. At December 31, 2017, 34 million shares of our common stock were reserved for issuance under the Aetna 401(k) Plan.

11.	Income Taxes

The components of our income tax provision in 2017, 2016 and 2015 were:

(Millions)	2017	2016	2015
Current income taxes:
Federal	$1,369	$1,662	$1,797
State	73	129	112
Total current income taxes	1,442	1,791	1,909
Deferred income tax benefits:
Federal	(328)	(55)	(59)
State	(27)	(1)	(9)
Total deferred income tax benefits	(355)	(56)	(68)
Total income taxes	$1,087	$1,735	$1,841

Income taxes were different from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

	2017		2016		2015
(Millions)	Amount	Percent	Amount	Percent	Amount	Percent
Amount at statutory rate	$1,047	35.0%	$1,397	35.0%	$1,483	35.0%
Health insurer fee	—	—%	293	7.3%	300	7.1%
State income taxes	21.7%		83	2.1%	63	1.5%
Other, net	19.6%		(38)	(.9)%	(5)	(.1)%
Income taxes	$1,087	36.3%	$1,735	43.5%	$1,841	43.5%

The significant components of our net deferred tax liabilities at December 31, 2017 and 2016 were as follows:

(Millions)	2017	2016
Deferred tax assets:
Insurance reserves	$187	$231
Reserve for anticipated future losses on discontinued products	135	225
Employee and postretirement benefits	75	196
Net operating losses	184	147
Severance and facilities	32	135
Investments, net	58	80
Debt fair value adjustments	10	23
Deferred revenue	231	21
Other	116	117
Gross deferred tax assets	1,028	1,175
Less: Valuation allowance	154	118
Deferred tax assets, net of valuation allowance	874	1,057
Deferred tax liabilities:
Goodwill and other acquired intangible assets	451	814
Cumulative depreciation and amortization	101	185
Unrealized gains on investment securities	105	42
Other	22	20
Total gross deferred tax liabilities	679	1,061
Net deferred tax assets (liabilities)	$195	$(4)

Valuation allowances are provided when we estimate that it is more likely than not that deferred tax assets will not be realized. A valuation allowance has been established primarily related to state net operating losses. We base our estimates of the future realization of deferred tax assets primarily on historic taxable income and existing deferred tax liabilities.

We participate in the Compliance Assurance Process (the “CAP”) with the Internal Revenue Service (the “IRS”). Under the CAP, the IRS undertakes audit procedures during the tax year and as the return is prepared for filing. The IRS has concluded its CAP audit of our 2016 tax return as well as all the prior years. We expect the IRS will conclude its CAP audit of our 2017 tax return in 2018.

We are also subject to audits by various state taxing authorities for tax years from 2000 through 2016. We believe we carry appropriate reserves for any exposure to state tax issues.

At both December 31, 2017 and December 31, 2016 we did not have material uncertain tax positions reflected in our Consolidated Balance Sheets.

On December 22, 2017, the TCJA was enacted. Refer to Note 2 for additional information related to the TCJA.

12.	Stock-based Employee Incentive Plans

Our stock-based employee compensation plans (collectively, the “Plans”) provide for awards of stock options, SARs, PSARs, RSUs, MSUs, PSUs, deferred contingent common stock and the ability for employees to purchase common stock at a discount. At December 31, 2017, 27 million common shares were available for issuance under the Plans. Executive, middle management and non-management employees may be granted stock options, SARs, PSARs, RSUs, MSUs and PSUs, each of which are described below:

Stock Options, SARs and PSARs
We have not granted stock options since 2005, and no stock options were outstanding as of December 31, 2017. SARs granted will be settled in our common stock, net of taxes, based on the appreciation of our stock price on the exercise date over the market price on the date of grant. SARs generally become 100% vested three years after the grant is made, with one-third vesting each year. Vested SARs may be exercised at any time during the ten years after grant, except in certain circumstances, generally related to employment termination or retirement. At the end of the ten year period, any unexercised SARs expire.

The SARs granted to certain employees during 2017 and 2016 and described above had an estimated grant date fair value per SAR of $32.30 and $34.33, respectively. The grant date fair value was calculated using a modified Black-Scholes option pricing model using the following assumptions:

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

We estimated the grant date fair value of the 2013 PSARs using a Monte Carlo simulation. The 2013 PSARs had a grant date per PSAR fair value of $18.64. That grant date fair value was calculated using the following assumptions:

Expected settlement period (in years)	6.12
Volatility	40.4%
Risk-free interest rate	.6%
Dividend yield	1.25%
Initial price	$64.25

The stock option, SAR and PSAR transactions during 2017, 2016 and 2015 were as follows:

(Millions, except exercise price and remaining life)	Number of Stock Options, SARs and PSARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
2015
Outstanding, beginning of year	8.1	$49.37	4.2	$318
Granted	2.0	101.41	—	—
Exercised	(2.5)	43.90	—	155
Expired or forfeited	(.2)	91.25	—	—
Outstanding, end of year (1)	7.4	$64.11	5.3	$325
Exercisable, end of year	4.1	$45.88	2.6	$252
2016
Outstanding, beginning of year	7.4	$64.11	5.3	$325
Granted	2.4	104.47	—	—
Exercised	(1.4)	52.99	—	85
Expired or forfeited	(.4)	83.25	—	—
Outstanding, end of year	8.0	$77.20	5.9	$373
Exercisable, end of year	4.3	$57.26	3.6	$287
2017
Outstanding, beginning of year	8.0	$77.20	5.9	$373
Granted	2.2	125.82	—	—
Exercised	(2.4)	65.42	—	185
Expired or forfeited	(.2)	108.24	—	—
Outstanding, end of year	7.6	$94.03	6.6	$398
Exercisable, end of year	3.6	$71.06	4.6	$397

(1)     PSARs are included in this table in 2015 at the maximum amount that could potentially vest.

The following is a summary of information regarding SARs outstanding at December 31, 2017 (millions, except remaining contractual life and exercise price):

	Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
20.00-30.00 (1)	—	1.4	$25.50	$3	—	$25.50	$3
30.00-40.00	.8	1.1	32.11	125.8		32.11	125
40.00-50.00 (1)	—	.3	45.84	1	—	45.84	1
50.00-60.00	.4	.1	50.70	55.4		50.70	55
60.00-70.00	.5	5.6	64.25	58.5		64.25	58
70.00-80.00	.5	6.1	72.42	49.5		72.42	49
80.00-90.00 (1)	—	4.4	80.27	—	—	80.27	—
100.00-110.00	2.9	7.6	102.51	227	1.3	102.11	99
110.00-120.00	.2	8.3	115.16	16.1		115.36	7
120.00-130.00	2.0	9.1	125.24	112	—	124.41	1
130.00-140.00 (1)	—	9.2	132.80	—	—	—	—
140.00-150.00	.1	9.4	145.10	2	—	—	—
160.00-170.00 (1)	—	9.7	163.21	—	—	—	—
$20.00-$170.00 (2)	7.4	6.6	$94.03	$648	3.6	$71.06	$398

(1)	The number of outstanding and exercisable SARs with exercise prices between $20 and $30, $40 and $50, $80 and $90, $130 and $140 and $160 and $170 rounded to zero.

(2)	The number of outstanding SARs with exercise prices between $90 and $100 and $150 and $160 rounded to zero.

During 2017, 2016 and 2015, the following activity occurred under the Plans:

(Millions)	2017	2016	2015
Cash received from stock option exercises	$—	$—	$7
Intrinsic value of stock options/SARs exercised and stock units vested	499	384	413
Tax benefits realized for the tax deductions from stock options and SARs exercised and stock units vested	99	77	101
Fair value of stock options, SARs, PSARs and stock units vested (1)	300	223	126

(1)	The fair value represents the aggregate grant date fair value of the stock options, SARs, PSARs and stock units as of the respective grant dates.

We settle our SARs and stock units with newly-issued common stock and generally utilized the proceeds from stock options to repurchase our common stock in the open market in the same period.

RSUs, MSUs and PSUs
For each RSU granted, employees receive one share of common stock, net of taxes, at the end of the vesting period. RSUs generally become 100% vested approximately three years from the grant date, with one third vesting each December. The grant date fair value is determined based on the market price of our common stock on the date of grant.

The number of vested MSUs (which could range from zero to 150% of the original number of units granted) is dependent on the weighted average closing price of our common stock for the thirty trading days prior to the vesting date, including the vesting date. Each vested MSU represents one share of common stock and will be paid in shares of common stock, net of taxes. MSUs representing 50% of the grant date fair value of the MSUs granted in 2012 were subject to a two-year vesting period while the remaining MSUs granted in 2012 were subject to a three-year vesting period. MSUs granted in 2014 and 2013 were subject to a three-year vesting period. There were no MSUs granted from 2015 through 2017.

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

•
PSUs granted in 2014 (“2014 PSUs”): The 2014 PSUs had a two-year performance period that ended on December 31, 2015, and a three-year vesting period. The 2014 PSUs vested at 200% of the original number of units granted.

•
PSUs granted in 2015 (“2015 PSUs”): The 2015 PSUs have a three-year performance period that ended on December 31, 2017, and are subject to a three-year vesting period. The 2015 PSUs vested at 120% of the original number of units granted.

•	PSUs granted in 2016 (“2016 PSUs”): The 2016 PSUs have a three-year performance period that will end on December 31, 2018, and are subject to a three-year vesting period.

•	PSUs granted in 2017 (“2017 PSUs”): The 2017 PSUs have a three-year performance period that will end on December 31, 2019, and are subject to a three-year vesting period.

From 2010 through 2014, we granted MSUs to certain employees. We did not grant any MSUs from 2015 through 2017. We estimate the grant date fair value of MSUs using a Monte Carlo simulation. MSUs granted in 2014 had a weighted average per MSU grant date fair value of $74.99. The weighted-average per MSU grant date fair value was calculated using the following assumptions:

2014
Volatility	26.4%
Risk-free interest rate	.7%
Dividend yield	1.3%
Initial price	$72.26

The annualized volatility of the price of our common stock was calculated over the three-year period preceding the grant date of the MSUs. The risk-free interest rates for periods within the expected life of the MSUs were based on a constant maturity yield curve in effect on the grant date of the MSUs. The dividend yield assumption was based on our expected 2014 annual dividend payout. There were no MSUs outstanding as of December 31, 2017.

RSU, MSU and PSU transactions in 2017, 2016 and 2015 were as follows (number of units in millions):

	2017		2016		2015
	RSUs, MSUs and PSUs	Weighted Average Grant Date Fair Value	RSUs, MSUs and PSUs	Weighted Average Grant Date Fair Value	RSUs, MSUs and PSUs	Weighted Average Grant Date Fair Value
RSUs, MSUs and PSUs at beginning of year	2.9	$91.95	3.9	$73.40	5.1	$58.57
Granted	0.9	126.56	2.1	98.60	1.8	100.52
Vested	(2.1)	88.17	(2.7)	68.87	(2.6)	59.72
Forfeited	(.2)	101.69	(.4)	71.17	(.4)	70.94
RSUs, MSUs and PSUs at end of year	1.5	$112.71	2.9	$91.95	3.9	$73.40

Stock Compensation Expense
In 2017, 2016 and 2015 we recorded share-based compensation expense of $187 million, $191 million and $181 million, respectively, in general and administrative expenses. We also recorded related tax benefits of $39 million, $33 million and $37 million in 2017, 2016 and 2015, respectively. At December 31, 2017, $153 million of total unrecognized compensation costs related to unvested SARs, RSUs and PSUs is expected to be recognized over a weighted-average period of 1.6 years.

13.	Shareholders’ Equity

Share Repurchases
From time to time, our Board authorizes us to repurchase our common stock. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase (“ASR”) agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The activity under Board authorized share repurchase programs in 2017, 2016 and 2015 was as follows:

	Purchase Not to Exceed	Shares Purchased
		2017		2016		2015
(Millions)		Shares	Cost	Shares	Cost	Shares	Cost
Authorization date:
February 17, 2017	$4,000	19.3	$2,762	—	$—	—	$—
November 21, 2014	1,000	7.1	1,000	—	—	—	—
February 28, 2014	1,000	0.6	83	—	—	3.0	296
Total repurchases	N/A	27.0	$3,845	—	$—	3.0	$296
Repurchase authorization remaining at December 31,		N/A	$1,238	N/A	$1,083	N/A	$1,083

On February 22, 2017, we entered into ASR agreements with two unrelated third party financial institutions to repurchase an aggregate of $3.3 billion of Aetna’s common shares. Under the terms of the ASR agreements, we made an approximately $1.7 billion payment to each unrelated third party financial institution on February 22, 2017 and received from each of them an initial delivery of approximately 10.4 million of our common shares on the same day, which represented approximately 80 percent of the total common shares expected to be repurchased under the ASR agreements based on the closing price of $126.34 per share on the day before we entered into the ASR agreements. In August 2017, we settled the ASR agreements and received approximately 2.7 million of our common shares based on the volume-weighted average share price of our common shares during the term of the applicable transaction, less a discount. The average price of our common shares repurchased under the ASR agreements was $140.09 per share.

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

During the year ended December 31, 2017, we also repurchased approximately 3.4 million of our common shares in the open market at a cost of approximately $545 million. As a result of the CVS Merger Agreement, our ability to repurchase shares of our common stock prior to the completion of the merger contemplated by the CVS Merger Agreement (the “Merger”) is limited.

Dividends
Prior to termination of the Humana Merger Agreement, Aetna was not permitted to declare, set aside or pay any dividend or other distribution other than a regular quarterly cash dividend in the ordinary course of business, which could not exceed $.25 per share. In addition, the Term Loan Agreement contained a covenant limiting “Restricted Payments” (as defined in the Term Loan Agreement) by Aetna, subject to certain exceptions and baskets, including an exception permitting the payment of regular cash dividends. Under the terms of the CVS Merger Agreement, prior to the completion of the Merger, Aetna is not permitted to declare, set aside or pay any dividend or make any other distribution other than a regular quarterly cash dividend in the ordinary course of business, which cannot exceed $.50 per share. Declaration and payment of future dividends is at the discretion of our Board and may be adjusted as business needs or marketplace conditions change. In addition, under the terms of the CVS Merger Agreement, we have agreed with CVS Health to coordinate the declaration and payment of dividends so that our shareholders do not fail to receive a quarterly dividend around the time of closing the Merger.

In 2017 and 2016 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Stockholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
Year ended December 31, 2016
February 19, 2016	$.25	April 14, 2016	April 29, 2016	$88
May 20, 2016	.25	July 14, 2016	July 29, 2016	88
September 30, 2016	.25	October 13, 2016	October 28, 2016	88
December 2, 2016	.25	January 12, 2017	January 27, 2017	88

Year ended December 31, 2017
February 17, 2017	$.50	April 13, 2017	April 28, 2017	$166
May 19, 2017	.50	July 13, 2017	July 28, 2017	166
September 29, 2017	.50	October 12, 2017	October 27, 2017	163
December 3, 2017	.50	January 11, 2018	January 26, 2018	163

On February 23, 2018, our Board declared a cash dividend of $.50 per share that will be paid on April 27, 2018 to shareholders of record at the close of business on April 12, 2018.

Preferred Stock and Undesignated Shares
In addition to the common stock disclosed on our Consolidated Balance Sheets, 8 million shares of Class A voting preferred stock, $.01 par value per share, have been authorized and none are issued or outstanding at December 31, 2017. At December 31, 2017, there were also 469 million undesignated shares that our Board has the power to divide into such classes and series, with such voting rights, designations, preferences, limitations and special rights as our Board determines.

Regulatory Requirements
Our business operations are conducted through subsidiaries that principally consist of HMOs and insurance companies. Our HMO and insurance subsidiaries report their financial statements in accordance with accounting practices prescribed by state regulatory authorities which may differ from GAAP. The combined statutory net income for the years ended and combined statutory capital and surplus at December 31, 2017, 2016 and 2015 for our insurance and HMO subsidiaries were as follows:

(Millions)	2017	2016	2015
Statutory net income	$2,908	$2,229	$2,186
Statutory capital and surplus	9,948	10,413	9,883

During 2017, our insurance and HMO subsidiaries paid approximately $3.9 billion of gross dividends to the Company.

In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, HMOs and insurance companies are subject to further regulations that, among other things, may require those companies to maintain certain levels of equity and restrict the amount of dividends and other distributions that may be paid to their equity holders. At December 31, 2017, these amounts were as follows:

(Millions)
Minimum statutory surplus required by regulators	$3,685
Investments on deposit with regulatory bodies	621
Maximum dividend distributions permitted in 2018 without state approval	1,573

Non-controlling (Minority) Interests
At December 31, 2017 and 2016, continuing business non-controlling interests were $257 million and $62 million, respectively, primarily related to third party interests in our operating entities.  At December 31, 2016, continuing business non-controlling interests also included third party interests in our investment holdings. During the fourth quarter of 2017, we redeemed the entire minority shareholder interests in our investment holdings. The non-controlling entities’ share is included in total equity.

14.	Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive income (loss) in 2017, 2016 and 2015:

	At December 31,
(Millions)	2017	2016	2015
Previously impaired debt securities: (1)
Beginning of period balance	$16	$19	$35
Net unrealized losses ($(9), $(31) and $(69) pretax)	(6)	(20)	(45)
Less: Net reclassification of gains (losses) to earnings ($8, $(26) and $(44) pretax) (2)	5	(17)	(29)
Other comprehensive loss	(11)	(3)	(16)
End of period balance	5	16	19

All other securities:
Beginning of period balance	297	312	568
Net unrealized gains (losses) ($165, $(12) and $(490) pretax)	107	(8)	(318)
Less: Net reclassification of gains (losses) to earnings ($120, $11 and $(97) pretax) (2)	78	7	(62)
Other comprehensive income (loss)	29	(15)	(256)
End of period balance	326	297	312

Derivatives and foreign currency:
Beginning of period balance	(235)	$(74)	$(61)
Net unrealized gains (losses) ($11, $(273) and $(26) pretax)	7	(177)	(17)
Less: Net reclassification of losses to earnings ($(345), $(25) and $(6) pretax) (3)	(224)	(16)	(4)
Other comprehensive income (loss)	231	(161)	(13)
End of period balance	(4)	(235)	(74)

Pension and OPEB plans:
Beginning of period balance	(1,630)	(1,587)	(1,653)
Net unrealized net actuarial gains (losses) arising during the period ($23, $(126) and $41 pretax)	18	(82)	27
Less: Net amortization of net actuarial losses ($(68), $(64) and $(64) pretax) (4)	(44)	(42)	(42)
Less: Net amortization of prior service credit ($5, $5 and $4 pretax) (4)	3	3	3
Other comprehensive income (loss)	59	(43)	66
End of period balance	(1,571)	(1,630)	(1,587)

Total beginning of period accumulated other comprehensive loss	(1,552)	(1,330)	(1,111)
Total other comprehensive income (loss)	308	(222)	(219)
Total end of period accumulated other comprehensive loss	$(1,244)	$(1,552)	$(1,330)

(1)
Represents specifically identified unrealized gains on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for specifically identified previously impaired debt securities and all other securities are reflected in net realized capital (losses) gains within our Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for specifically identified foreign currency gains (losses) and derivatives are reflected in net realized capital (losses) gains within our Consolidated Statements of Income, except for the specifically identified effective portion of derivatives related to interest rate swaps which are reflected in interest expense. During the year ended December 31, 2017, we redeemed the entire $10.2 billion aggregate principal amount outstanding of the Special Mandatory Redemption Notes and the entire $750 million aggregate principal amount outstanding of our senior notes due 2020 and reclassified out of accumulated other comprehensive income the remaining $336 million pre-tax unrealized hedge losses as a realized capital loss within our Consolidated Statements of Income. Refer to Note 9 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for specifically identified pension and OPEB plan expenses are reflected in general and administrative expenses within our Consolidated Statements of Income. Refer to Note 10 for additional information.

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

The computations of basic and diluted EPS for 2017, 2016 and 2015 are as follows:

(Millions, except per common share data)	2017	2016	2015
Net income attributable to Aetna	$1,904	$2,271	$2,390
Weighted average shares used to compute basic EPS	333.2	351.3	349.3
Dilutive effect of outstanding stock-based compensation awards	2.2	3.0	3.3
Weighted average shares used to compute diluted EPS	335.4	354.3	352.6
Basic EPS	$5.71	$6.46	$6.84
Diluted EPS	$5.68	$6.41	$6.78

The stock-based compensation awards excluded from the calculation of diluted EPS for 2017, 2016 and 2015 are as follows:

(Millions)	2017	2016	2015
Stock appreciation rights ("SARs") (1)	—	.1	.5
Other stock-based compensation awards (2)	.7	.7	.8

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

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

On November 1, 2017, we completed the sale of a substantial portion of our Group Insurance segment consisting of our domestic group life insurance, group disability insurance and absence management businesses to HLAIC. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. The liability related to our obligation is primarily recorded in unpaid claims on our Consolidated Balance Sheets. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC.

Effective October 1, 1998, we reinsured certain policyholder liabilities and obligations related to individual life insurance in conjunction with our former parent company’s sale of this business. These transactions were in the form of indemnity reinsurance arrangements, whereby the assuming companies contractually assumed certain policyholder liabilities and obligations, although we remain directly obligated to policyholders. The liability related to our obligation is recorded in future policy benefits and policyholders’ funds on our Consolidated Balance Sheets. Assets related to and supporting these policies were transferred to the assuming companies, and we recorded a reinsurance recoverable.

Effective 2014 to 2017, we entered into certain three to five-year reinsurance agreements with unrelated reinsurers that allowed us to reduce our required capital and provided collateralized excess of loss reinsurance coverage on a portion of our group Commercial Insured Health Care business. In January 2018, we entered into two four-year reinsurance agreements with an unrelated reinsurer that allowed us to reduce our required capital and provided collateralized excess of loss reinsurance coverage on a portion of our group Commercial Insured Health Care business.

The ACA established a temporary reinsurance program that expired at the end of 2016. Under this program, all issuers of major medical commercial insurance products and self-insured plan sponsors were required to contribute funding in amounts set by HHS. Funds collected were utilized to reimburse issuers’ high claims costs incurred for qualified individual members. The expense related to this required funding was reflected in general and administrative expenses for all of our insurance products with the exception of products associated with qualified individual members; this expense for qualified individual members was reflected as a reduction of premium revenue. When annual claim costs incurred by our qualified individual members exceeded a specified attachment point, we were entitled to certain reimbursements from this program. We recorded a receivable and offset health care costs to reflect our estimate of these recoveries. Refer to Note 2 for additional information about the ACA’s temporary three-year reinsurance program.

Reinsurance recoverables recorded at December 31, 2017 and 2016 were as follows:

(Millions)	Total Recoverables
Reinsurer	2017	2016
Hartford Life and Accident Insurance Company	$3,555	$—
Lincoln Life & Annuity Company of New York	431	444
VOYA Retirement Insurance and Annuity Company	197	209
Affordable Care Act	37	202
All Other	153	164
Total	$4,373	$1,019

Direct, assumed and ceded premiums earned for the years ended December 31 were as follows:

	Health Care			Group Insurance
(Millions)	2017	2016	2015	2017	2016	2015
Direct	$51,964	$54,062	$51,539	$2,171	$2,155	$2,155
Assumed	413	402	368	1	1	1
Ceded	(355)	(348)	(289)	(353)	(13)	(17)
Net premiums	$52,022	$54,116	$51,618	$1,819	$2,143	$2,139

The impact of reinsurance on benefit costs (health care costs for our Health Care segment and current and future benefits for our Group Insurance segment) for the years ended December 31 were as follows:

	Health Care			Group Insurance
(Millions)	2017	2016	2015	2017	2016	2015
Direct	$42,780	$44,341	$42,038	$2,181	$1,861	$1,845
Assumed	318	339	298	4	2	2
Ceded	(345)	(425)	(624)	(597)	(13)	(10)
Net benefit costs	$42,753	$44,255	$41,712	$1,588	$1,850	$1,837

Assumed and ceded other premiums and current and future benefit expense related to our Large Case Pensions segment was not material during the years ended 2017, 2016 or 2015. There is not a material difference between premiums on a written basis versus an earned basis.

We also have various agreements with unrelated reinsurers that do not qualify for reinsurance accounting under GAAP, and consequently are accounted for using deposit accounting. We entered into these contracts to reduce the risk of catastrophic loss which in turn reduces our capital and surplus requirements surrounding certain portions of our group term life, group accidental death and dismemberment, Medicare Advantage and group Commercial Insured Health Care businesses. Total deposit assets and liabilities related to reinsurance agreements that do not qualify for reinsurance accounting under GAAP were not material as of December 31, 2017 or 2016.

17.	Commitments and Contingencies

Guarantees
We have the following significant guarantee and indemnification arrangements at December 31, 2017.

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

•
Indemnification Agreements - In connection with certain acquisitions and dispositions of assets and/or businesses, our various issuances of long-term debt and certain of our reinsurance agreements, we have incurred certain customary indemnification obligations to the applicable seller, purchaser, underwriters and/or various other participants. In general, we have agreed to indemnify the other party for certain losses relating to the assets or business that we or they purchased or sold or for other matters on terms that are customary for similar transactions. Certain portions of our indemnification obligations are capped at the applicable transaction price, while other arrangements are not subject to such a limit. At December 31, 2017, we do not believe that our future obligations under any of these agreements will be material to our financial position.

•
Separate Accounts assets - Certain Separate Accounts assets associated with the Large Case Pensions business represent funds maintained as a contractual requirement to fund specific pension annuities that we have guaranteed. Minimum contractual obligations underlying the guaranteed benefits in these Separate Accounts were approximately $1.7 billion and $1.8 billion at December 31, 2017 and 2016, respectively. Refer to Note 2 for additional information on Separate Accounts. Contract holders assume all investment and mortality risk and are required to maintain Separate Account balances at or above a specified level. The level of required funds is a function of the risk underlying the Separate Account’s investment strategy. If contract holders do not maintain the required level of Separate Account assets to meet the annuity guarantees, we would establish an additional liability. Contract holders’ balances in the Separate Accounts at December 31, 2017 exceeded the value of the guaranteed benefit obligation. As a result, we were not required to maintain any additional liability for our related guarantees at December 31, 2017.

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. We recorded a discounted estimated liability and expense of $231 million pretax during the first quarter of 2017 for our estimated share of future assessments by applicable life and health guaranty associations which reflects a 3.5% discount rate. The undiscounted estimated liability was $347 million. The expense was recorded in general and administrative expenses in our Consolidated Statements of Income, and the liability was recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets. We did not record an asset for expected premium tax offsets for our in force business at December 31, 2017 as the amount was not material. It is reasonably possible that in the future we may record a liability and expense relating to other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

HMOs in certain states in which we do business are subject to assessments, including market stabilization and other risk-sharing pools, for which we are assessed charges based on incurred claims, demographic membership mix and other factors. We establish liabilities for these assessments based on applicable laws and regulations. In certain states, the ultimate assessments we pay are dependent upon our experience relative to other entities subject to the assessment, and the ultimate liability is not known at the financial statement date. While the ultimate amount of the assessment is dependent upon the experience of all pool participants, we believe we have adequate reserves to cover such assessments.

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

CMS revised its audit methodology for RADV audits to determine refunds payable by Medicare Advantage plans for contract year 2011 and forward. Under the revised methodology, among other things, CMS will project the error rate identified in the audit sample of approximately 200 members to all risk adjusted premium payments made under the contract being audited. Historically, CMS did not project sample error rates to the entire contract. As a result, the revised methodology may increase our exposure to premium refunds to CMS based on incomplete medical records maintained by providers. Since 2013, CMS has selected certain of our Medicare Advantage contracts for various contract years for RADV audit. We are currently unable to predict which of our Medicare Advantage contracts will be selected for future audit, the amounts of any retroactive refunds of, or prospective adjustments to, Medicare Advantage premium payments made to us, the effect of any such refunds or adjustments on the actuarial soundness of our Medicare Advantage bids, or whether any RADV audit findings would cause a change to our method of estimating future premium revenue in future bid submissions to CMS or compromise premium assumptions made in our bids for prior contract years, the current contract year or future contract years. Any premium or fee refunds or adjustments resulting from regulatory audits, whether as a result of RADV, Public Exchange related or other audits by CMS, the OIG, HHS or otherwise, including audits of our minimum medical loss ratio rebates, methodology and/or reports, could be material and could adversely affect our operating results, financial position and cash flows.

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including claims of or relating to bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits in our Health Care and Group Insurance businesses (including our post-payment audit and collection practices and reductions in payments to providers due to sequestration), provider network structure (including the use of performance-based networks and termination of provider contracts), provider directory accuracy, rescission of insurance coverage, improper disclosure of personal information, anticompetitive practices, intellectual property litigation, other legal proceedings in our Health Care and Group Insurance businesses and employment litigation.  Some of these other lawsuits are or are purported to be class actions.  We intend to defend ourselves vigorously against the claims brought in these matters.

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

Other Obligations
We have operating leases for office space and certain computer and other equipment. Rental expenses for these items were $159 million, $167 million and $165 million in 2017, 2016 and 2015, respectively. For 2018 through 2022, our future net minimum payments under non-cancelable leases and funding obligations relating to equity limited partnership investments, commercial mortgage loans and real estate partnerships were:

(Millions)	2018	2019	2020	2021	2022
Future net minimum payments under non-cancelable leases	$142	$115	$79	$65	$51
Funding requirements for equity limited partnership investments, commercial mortgage loans and real estate partnerships	139	106	90	53	35
Total	$281	$221	$169	$118	$86

18.	Segment Information

Our operations are conducted in three business segments:  Health Care, Group Insurance and Large Case Pensions.  Our Corporate Financing segment is not a business segment; it is added to our business segments to reconcile to our consolidated results.  The Corporate Financing segment includes transaction and integration-related costs, restructuring costs, income taxes, interest expense on our outstanding debt and the financing components of our pension and OPEB expense (the service cost and prior service cost components of this expense are allocated to our business segments). Effective for the first quarter of 2018, we will realign our business segments to correspond with changes to our management structure and internal management reporting which reflect our evolving business strategy of helping our members live healthier lives. Refer to Note 1 for further discussion.

Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Effective March 31, 2017, to more clearly differentiate between the GAAP and non-GAAP financial measures used in our reports filed with or furnished to the Securities and Exchange Commission and our other disclosures, we changed the naming convention for our non-GAAP financial measures from “operating” measures to “adjusted” measures. The underlying calculations of our consolidated non-GAAP financial measures did not change. Prior to March 31, 2017, operating earnings was the measure reported to the chief executive officer for purposes of assessing financial performance and making operating decisions, such as the allocation of resources among our business segments. Effective March 31, 2017, the chief executive officer assesses our consolidated results based on adjusted earnings and assesses business segment results based on pre-tax adjusted earnings because income taxes are recorded in our Corporate Financing segment and are not allocated to our business segments. Also effective March 31, 2017, transaction and integration-related costs and restructuring costs were reclassified to our Corporate Financing segment because they do not reflect our underlying business performance. Prior periods have been restated to reflect this presentation.

Summarized financial information of our segment operations (1) for 2017, 2016 and 2015 were as follows:

(Millions)	Health Care	Group Insurance	Large Case Pensions	Corporate Financing	Total Company
2017
Revenue from external customers	$57,771	$1,992	$61	$—	$59,824
Net investment income	476	210	253	11	950
Interest expense	—	—	—	442	442
Depreciation and amortization expense	705	—	—	—	705
Pre-tax adjusted earnings (loss) (2)	5,207	125	15	(254)	5,093
2016
Revenue from external customers	$59,860	$2,251	$48	$—	$62,159
Net investment income	435	226	226	23	910
Interest expense	—	—	—	604	604
Depreciation and amortization expense	681	—	—	—	681
Pre-tax adjusted earnings (loss) (2)	5,073	141	10	(259)	4,965
2015
Revenue from external customers	$57,203	$2,240	$42	$—	$59,485
Net investment income	408	238	271	—	917
Interest expense	—	—	—	369	369
Depreciation and amortization expense	671	—	—	—	671
Pre-tax adjusted earnings (loss) (2)	4,751	174	14	(227)	4,712

(1)	Total Assets by segment are not disclosed as this information is not reviewed by the chief executive officer.

(2)	Pre-tax adjusted earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of income before income taxes attributable to Aetna to pre-tax adjusted earnings(1) in 2017, 2016 and 2015 follows.

(Millions)	2017	2016	2015
Income before income taxes (GAAP measure)	$2,992	$3,991	$4,236
Less: (Loss) income before income taxes attributable to non-controlling interests (GAAP measure)	(10)	(20)	7
Income before income taxes attributable to Aetna (GAAP measure)	3,002	4,011	4,229
Gain related to sale of certain domestic group insurance businesses	(88)	—	—
Loss on early extinguishment of long-term debt	246	—	—
Penn Treaty-related guaranty fund assessments	231	—	—
Transaction and integration-related costs	1,240	517	258
Restructuring costs	60	404	15
Reduction of reserve for anticipated future losses on discontinued products	(109)	(128)	—
Litigation related proceeds	—	—	(110)
Amortization of other acquired intangible assets	272	247	255
Net realized capital losses (gains)	239	(86)	65
Pre-tax adjusted earnings	$5,093	$4,965	$4,712

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from adjusted earnings and pre-tax adjusted earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During the year ended December 31, 2017, we sold a substantial portion of our Group Insurance segment consisting of our domestic group life insurance, group disability insurance, and absence management business. The transaction was accomplished through an indemnity reinsurance arrangement. The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain. The gain recognized does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of Aetna's business operations.

•
During the year ended December 31, 2017, we incurred losses on the early extinguishment of long-term debt due to (a) the mandatory redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes following the termination of the Humana Merger Agreement and (b) the early redemption of $750 million aggregate principal amount of our outstanding senior notes due 2020.

•
During the year ended December 31, 2017, we recorded an expense for estimated future guaranty fund assessments related to Penn Treaty, which was placed in rehabilitation in 2009 and placed in liquidation in March 2017. This expense does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of our business operations.

•
We recorded transaction-related costs during the year ended December 31, 2017 related to our proposed acquisition by CVS Health. We also recorded transaction and integration-related costs during the years ended December 31, 2017, 2016 and 2015 primarily related to the Humana Transaction. Transaction costs include costs associated with the transactions contemplated by the CVS Merger Agreement, the termination of the Humana Merger Agreement, the termination of our agreement to sell certain assets to Molina and advisory, legal and other professional fees which are reflected in our GAAP Consolidated Statements of Income in general and administrative expenses. Transaction costs also include the negative cost of carry associated with the debt financing that we obtained in June 2016 for the Humana Transaction. Prior to the mandatory redemption of the Special Mandatory Redemption Notes, the negative cost of carry associated with these senior notes was excluded from adjusted earnings and pre-tax adjusted earnings. The negative cost of carry associated with the $2.8 billion aggregate principal amount of our senior notes issued in June 2016 that are not subject to mandatory redemption (the “Other 2016 Senior Notes”) was excluded from adjusted earnings and pre-tax adjusted earnings through the date of the termination of the Humana Merger Agreement. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. Subsequent to the termination of the Humana Merger Agreement, the interest expense and net investment income associated with the Other 2016 Senior Notes were no longer excluded from adjusted earnings and pre-tax adjusted earnings.

•
Restructuring costs for 2017 include severance costs associated with our expense management and cost control initiatives. Restructuring costs for 2016 include costs related to our voluntary early retirement program, severance and real estate consolidation costs associated with our expense management and cost control initiatives and an accrual for minimum volume commitments which require us to make payments to suppliers if the level of medical membership subject to the agreements falls below specified levels. We did not expect to meet these minimum volume commitments as a result of our reduced participation on the ACA’s individual Public Exchanges in 2017. Restructuring costs for 2015 include severance costs associated with our expense management and cost control initiatives. The 2017, 2016 and 2015 restructuring costs are reflected in the GAAP Consolidated Statements of Income in general and administrative expenses.

•
In 1993, we discontinued the sale of fully guaranteed large case pensions products and established a reserve for anticipated future losses on these products, which we review quarterly. During the year ended December 31, 2017 and December 31, 2016, we reduced the reserve for anticipated future losses on discontinued products. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from adjusted earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our operating results.

•	In 2015, we received proceeds net of legal costs, in connection with a litigation settlement. These net proceeds were recorded in fees and other revenue in our GAAP Consolidated Statements of Income.

Revenues from external customers by product in 2017, 2016 and 2015 were as follows:

(Millions)	2017	2016	2015
Health care premiums	$52,022	$54,116	$51,618
Health care fees and other revenue	5,749	5,744	5,585
Group insurance premiums	1,819	2,143	2,139
Group insurance fees and other revenues	173	108	101
Large case pensions premiums	53	39	32
Large case pensions other revenue	8	9	10
Total revenue from external customers (1) (2)	$59,824	$62,159	$59,485

(1)	All within the U.S., except approximately $634 million, $642 million and $1.3 billion in 2017, 2016 and 2015, respectively, which were derived from foreign customers.

(2)
Revenue from the U.S. federal government was approximately $20.8 billion, $20.5 billion and $17.8 billion in 2017, 2016 and 2015, respectively, in the Health Care and Group Insurance segments. These amounts exceeded 10 percent of our total revenue from external customers in each of 2017, 2016 and 2015.

The following is a reconciliation of revenue from external customers to total revenues included in our Consolidated Statements of Income in 2017, 2016 and 2015:

(Millions)	2017	2016	2015
Revenue from external customers	$59,824	$62,159	$59,485
Net investment income	950	910	917
Net realized capital (losses) gains	(239)	86	(65)
Total revenue	$60,535	$63,155	$60,337

Long-lived assets, which are principally within the U.S., were $576 million and $579 million at December 31, 2017 and 2016, respectively.

19.	Discontinued Products

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

We review the adequacy of this reserve quarterly based on actual experience.  As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna.  If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna.  If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, we released $71 million ($109 million pretax) and $84 million ($128 million pretax) in the years ended December 31, 2017 and 2016, respectively. No releases were made to the reserve in 2015. The reserve release during the year ended December 31, 2017 was primarily due to favorable mortality experience compared to assumptions we previously made in estimating the reserve. The reserve release in the years ended December 31, 2017 and 2016 also was due to favorable retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The reserve at each of December 31, 2017 and 2016 reflects management’s best estimate of anticipated future losses and is included in future policy benefits on our Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products in 2017, 2016 and 2015 was as follows (pretax):

(Millions)	2017	2016	2015
Reserve, beginning of period	$962	$1,067	$1,015
Operating income (loss)	29	(34)	(9)
Net realized capital gains	72	57	61
Reserve reduction	(109)	(128)	—
Reserve, end of period	$954	$962	$1,067

During 2017, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from other investments and the sale of debt securities and investment real estate. During 2016, our discontinued products reflected operating losses and net realized capital gains, primarily attributable to gains from the sale of debt securities. During 2015, our discontinued products reflected operating losses and net realized capital gains, primarily attributable to gains from the sale of other invested assets and investment real estate. We evaluated these 2017 results against the expectations of future cash flows assumed in estimating the reserve for anticipated future losses and do not believe that an adjustment to the reserve was required at December 31, 2017.

The anticipated run-off of the discontinued products reserve balance at December 31, 2017 (assuming that assets are held until maturity and that the reserve run-off is proportional to the liability run-off) is as follows:

(Millions)
2018	$55
2019	54
2020	52
2021	50
2022	48
Thereafter	695

Assets and liabilities supporting discontinued products(1) at December 31, 2017 and 2016 were as follows:

(Millions)	2017	2016
Assets:
Debt and equity securities available for sale	$1,623	$1,913
Mortgage loans	567	370
Other investments	564	646
Total investments	2,754	2,929
Other assets	71	104
Receivable from continuing products (2)	474	554
Total assets	$3,299	$3,587
Liabilities:
Future policy benefits	$2,165	$2,326
Reserve for anticipated future losses on discontinued products	954	962
Current and deferred income taxes	22	42
Other liabilities (3)	158	257
Total liabilities	$3,299	$3,587

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The discontinued products investment portfolio has changed since inception. Mortgage loans have decreased from $5.4 billion (37% of the investment portfolio) at December 31, 1993 to $567 million (21% of the investment portfolio) at December 31, 2017. This was a result of maturities, prepayments and the securitization and sale of commercial mortgages. Also, real estate decreased from $500 million (4% of the investment portfolio) at December 31, 1993 to $113 million (4% of the investment portfolio) at December 31, 2017, primarily as a result of sales. The resulting proceeds were primarily reinvested in debt securities, equity securities and other investments. Over time, the then-existing mortgage loan and real estate portfolios and the reinvested proceeds have resulted in greater investment returns than we originally assumed in 1993.

At December 31, 2017, the expected run-off of the SPA liabilities, including future interest, was as follows:

(Millions)
2018	$328
2019	312
2020	297
2021	281
2022	266
Thereafter	3,240

The liability expected as of December 31, 1993 and the actual liability balances at December 31, 2017, 2016 and 2015 for the GIC and SPA liabilities were as follows:

	Expected		Actual
(Millions)	GIC	SPA	GIC	SPA
2015	$10	$2,112	$—	$2,494
2016	9	1,942	—	2,326
2017	9	1,771	—	2,165

The GIC balances were lower than expected in each period because several contract holders redeemed their contracts prior to contract maturity. In November 2016, the last outstanding GIC matured. The SPA balances in each period were higher than expected because of additional amounts received under existing contracts.

The distributions on our discontinued products consisted of scheduled contract maturities, settlements and benefit payments of $323 million, $364 million and $356 million for the years ended December 31, 2017, 2016 and 2015, respectively. Participant-directed withdrawals from our discontinued products were not significant in the years ended December 31, 2017, 2016 or 2015.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aetna Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and the accompanying financial statement schedule I (collectively, the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinion
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with the respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
We have served as the Company’s auditor since 1972.
Hartford, Connecticut
February 23, 2018

Quarterly Data (unaudited)

(Millions, except per share and common stock data)	First	Second	Third	Fourth
2017
Total revenue	$15,165	$15,523	$14,994	$14,853
(Loss) income before income taxes	$(628)	$1,820	$1,274	$526
Income tax benefit (expense)	249	(637)	(426)	(272)
Net income including non-controlling interests	(379)	1,183	848	254
Less: Net income (loss) attributable to non-controlling interests	2	(20)	10	10
Net (loss) income attributable to Aetna	$(381)	$1,203	$838	$244
Net (loss) income attributable to Aetna per share - basic (1)	$(1.11)	$3.62	$2.54	$.75
Net (loss) income attributable to Aetna per share - diluted (1)	(1.11)	3.60	2.52	.74

2016
Total revenue	$15,694	$15,952	$15,782	$15,727
Income before income taxes	$1,289	$1,354	$1,073	$275
Income tax expense	(551)	(561)	(476)	(147)
Net income including non-controlling interests	738	793	597	128
Less: Net income (loss) attributable to non-controlling interests	1	2	(7)	(11)
Net income attributable to Aetna	$737	$791	$604	$139
Net income attributable to Aetna per share - basic (1)	$2.10	$2.25	$1.72	$.40
Net income attributable to Aetna per share - diluted (1)	2.09	2.23	1.70	.39

(1)	Calculation of net income (loss) attributable to Aetna per share is based on weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective. Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

Under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officers, management assessed the effectiveness of our ICoFR at December 31, 2017. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013). Based on this assessment, management concluded that our ICoFR was effective at December 31, 2017. Our ICoFR as well as our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page 153.

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

The Audit Committee of Aetna’s Board of Directors engages KPMG LLP, an independent registered public accounting firm, to audit our consolidated financial statements and express their opinion thereon. Members of that firm also have the right of full access to each member of management in conducting their audits. The report of KPMG LLP on their audit of our consolidated financial statements appears on page 153.

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

Name of Executive Officer	Position*	Age *
Mark T. Bertolini	Chairman and Chief Executive Officer	61

Karen S. Lynch	President	55

Shawn M. Guertin	Executive Vice President, Chief Financial Officer and Chief Enterprise Risk Officer	54

Richard M. Jelinek	Executive Vice President, Enterprise Strategy	52

Margaret M. McCarthy	Executive Vice President, Operations and Technology	64

Harold L. Paz, M.D, M.S.	Executive Vice President, Chief Medical Officer	63

Thomas J. Sabatino, Jr.	Executive Vice President and General Counsel	59

Francis S. Soistman, Jr.	Executive Vice President, Government Services	61

*As of February 23, 2018

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

Richard M. Jelinek became Executive Vice President, Enterprise Strategy in March 2017, having served as Executive Vice President, Humana Integration since November 2, 2015. Prior to joining Aetna, Mr. Jelinek served as an operating partner at Advent International, a position he assumed in September 2013. Prior to that, Mr. Jelinek held a series of senior leadership positions at UnitedHealth Group and its affiliates from 1994-2013, including Executive Vice President of UnitedHealth Group and CEO of OptumHealth.

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

Item 11. Executive Compensation

The information under the captions “Compensation Discussion and Analysis,” “Director Compensation Philosophy and Elements,” “2017 Nonmanagement Director Compensation,” “Additional Director Compensation Information,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The CVS Merger Agreement dated as of December 3, 2017, among CVS Health Corporation, Hudson Merger Sub Corp. and Aetna Inc. is expected to result in a change in control of Aetna Inc. at a subsequent date.

The information under the caption “Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers” and “Equity Compensation Plans” in an amendment to this Form 10-K in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Director Independence” and “Related Party Transaction Policy” in an amendment to this Form 10-K in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information under the captions “Fees Incurred for 2017 and 2016 Services Performed by the Independent Registered Public Accounting Firm” and “Nonaudit Services and Other Relationships Between the Company and the Independent Registered Public Accounting Firm” in an amendment to this Form 10-K in the Proxy Statement is incorporated herein by reference.
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

Schedule I - Financial Information of Aetna Inc.

Aetna Inc. (Parent Company Only)
Balance Sheets

	At December 31,
(Millions)	2017		2016
Assets:
Current assets:
Cash and cash equivalents	$1,981		$14,972
Investments	—		4
Income taxes receivable	184		48
Other current assets	56		109
Total current assets	2,221		15,133
Investment in affiliates (1)	23,192		23,415
Deferred income taxes	162		285
Other long-term assets	350		107
Total assets	$25,925		$38,940

Liabilities and shareholders' equity:
Current liabilities:
Accrued expenses and other current liabilities	$977		$792
Current portion of long-term debt	999	—	1,248
Total current liabilities	1,976		2,040
Long-term debt, less current portion	7,513		18,366
Employee benefit liabilities	531		545
Other long-term liabilities	68		46
Total liabilities	10,088		20,997
Shareholders' equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 326.8 million shares issued and outstanding in 2017; 2.5 billion shares authorized and 351.7 million shares issued and outstanding in 2016) and additional paid-in capital	4,706		4,716
Retained earnings	12,118		14,717
Accumulated other comprehensive loss	(1,244)		(1,552)
Total Aetna shareholders' equity	15,580		17,881
Non-controlling interests	257		62
Total equity	15,837		17,943
Total liabilities and equity	$25,925		$38,940

(1)	Includes goodwill and other acquired intangible assets of $11.8 billion and $12.1 billion at December 31, 2017 and 2016, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Income

	For the Years Ended December 31,
(Millions)	2017	2016	2015
Other revenue (1)	$—	$—	$110
Net investment income	18	31	—
Net realized capital losses	(336)	(6)	—
Total revenue	(318)	25	110
Operating expenses	1,282	289	183
Interest expense	422	578	343
Loss on early extinguishment of long-term debt	246	—	—
Total expenses	1,950	867	526
Loss before income tax benefit and equity in earnings of affiliates, net	(2,268)	(842)	(416)
Income tax benefit	759	249	93
Equity in earnings of affiliates, net (2)	3,413	2,864	2,713
Net income attributable to Aetna	$1,904	$2,271	$2,390

(1)
In the year ended December 31, 2015, other revenue includes litigation-related proceeds, net of legal costs. Refer to Note 18 “Segment Information” included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

(2)	Includes after-tax amortization of other acquired intangible assets of $171 million, $161 million and $166 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Comprehensive Income

	For the Years Ended December 31,
(Millions)	2017	2016	2015
Net income attributable to Aetna	$1,904	$2,271	$2,390
Other comprehensive income (loss), net of tax:
Previously impaired debt securities	(11)	(3)	(16)
All other securities	29	(15)	(256)
Derivatives and foreign currency	231	(161)	(13)
Pension and OPEB plans	59	(43)	66
Other comprehensive income (loss)	308	(222)	(219)
Comprehensive income attributable to Aetna	$2,212	$2,049	$2,171

Refer to Note 14 “Other Comprehensive (Loss) Income” included in Part II, Item 8 of this Annual Report on Form 10-K for further information about other comprehensive income or loss.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Shareholders' Equity

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders' Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2014	349.8	$4,542	$11,052	$(1,111)	$14,483	$69	$14,552
Net income	—	—	2,390	—	2,390	5	2,395
Other decreases in non-controlling interests	—	—	—	—	—	(9)	(9)
Other comprehensive loss	—	—	—	(219)	(219)	—	(219)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	2.7	105	—	—	105	—	105
Repurchases of common shares	(3.0)	—	(296)	—	(296)	—	(296)
Dividends declared	—	—	(349)	—	(349)	—	(349)
Balance at December 31, 2015	349.5	4,647	12,797	(1,330)	16,114	65	16,179
Net income (loss)	—	—	2,271	—	2,271	(15)	2,256
Other increases in non-controlling interests	—	—	—	—	—	12	12
Other comprehensive loss	—	—	—	(222)	(222)	—	(222)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	2.2	69	—	—	69	—	69
Dividends declared	—	—	(351)	—	(351)	—	(351)
Balance at December 31, 2016	351.7	4,716	14,717	(1,552)	17,881	62	17,943
Net income	—	—	1,904	—	1,904	1	1,905
Other increases in non-controlling interests	—	—	—	—	—	194	194
Other comprehensive income	—	—	—	308	308	—	308
Common shares issued for benefit plans, net of employee tax withholdings	2.1	(10)	—	—	(10)	—	(10)
Repurchases of common shares	(27.0)	—	(3,845)	—	(3,845)	—	(3,845)
Dividends declared	—	—	(658)	—	(658)	—	(658)
Balance at December 31, 2017	326.8	$4,706	$12,118	$(1,244)	$15,580	$257	$15,837

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Statements of Cash Flows

	For the Years Ended December 31,
(Millions)	2017	2016	2015
Cash flows from operating activities:
Net income attributable to Aetna	$1,904	$2,271	$2,390
Adjustments to reconcile net income including non-controlling interests to net cash used for operating activities:
Loss on early extinguishment of long-term debt	246	—	—
Equity earnings of affiliates, net (1)	(3,413)	(2,864)	(2,713)
Stock-based compensation expense	187	191	181
Net realized capital losses	336	6	—
Net change in other assets and other liabilities	(72)	328	(239)
Net cash used for operating activities	(812)	(68)	(381)
Cash flows from investing activities:
Proceeds from sales and maturities of investments	4	—	66
Dividends received from affiliates, net	3,721	2,742	1,733
Proceeds from sale of businesses, net of cash transferred	67	—	—
Net cash provided by investing activities	3,792	2,742	1,799
Cash flows from financing activities:
Issuance of long-term debt	988	12,886	—
Repayment of long-term debt	(12,351)	—	—
Net repayment of short-term debt	—	—	(500)
Common shares issued under benefit plans, net	(180)	(139)	(143)
Stock-based compensation tax benefits	—	—	53
Common shares repurchased	(3,845)	—	(296)
Net payment on interest rate derivatives	—	(274)	(25)
Dividends paid to shareholders	(583)	(351)	(349)
Net cash (used for) provided by financing activities	(15,971)	12,122	(1,260)
Net (decrease) increase in cash and cash equivalents	(12,991)	14,796	158
Cash and cash equivalents, beginning of period	14,972	176	18
Cash and cash equivalents, end of period	$1,981	$14,972	$176
Supplemental cash flow information:
Interest paid	$409	$485	$276
Income taxes refunded	733	252	282

(1)	Includes after-tax amortization of other acquired intangible assets of $171 million, $161 million and $166 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Refer to accompanying Notes to Financial Statements.

Aetna Inc. (Parent Company Only)
Notes to Financial Statements

1. Organization

The financial statements reflect financial information for Aetna Inc. (a Pennsylvania corporation) only (the “Parent Company”). The financial information presented herein includes the Balance Sheets of the Parent Company as of December 31, 2017 and 2016 and the related Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows for the years ended December 31, 2017, 2016 and 2015. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Annual Report.

2. Summary of Significant Accounting Policies

Refer to Note 2 “Summary of Significant Accounting Policies” included in Part II, Item 8 of this Annual Report on Form 10-K for the summary of significant accounting policies.

3. Dividends

Gross cash dividends received from subsidiaries and included in net cash provided by investing activities in the Statements of Cash Flows were $4.3 billion, $2.9 billion and $2.2 billion in 2017, 2016 and 2015, respectively.

4. Acquisitions and Dispositions

Refer to Note 3 “Acquisition, Divestiture, Terminated Acquisition and Terminated Divestiture” included in Part II, Item 8 of this Annual Report on Form 10-K for a description of acquisitions and dispositions.

5. Other Comprehensive Income (Loss)

Refer to Note 14 “Other Comprehensive Income (Loss) ” included in Part II, Item 8 of this Annual Report on Form 10-K for a description of accumulated other comprehensive income (loss).

6. Debt

Long-term debt on the Parent Company Only balance sheet excludes long-term debt of a subsidiary. That debt was acquired in the Parent Company’s acquisition of Coventry Health Care, Inc. Refer to Note 9 “Debt” included in Part II, Item 8 of this Annual Report on Form 10-K for a description of the Parent Company's consolidated total debt.

7. Share Repurchases

Refer to Note 13 “Shareholders’ Equity” included in Part II, Item 8 of this Annual Report on Form 10-K for a description of share repurchases.

INDEX TO EXHIBITS

Exhibits*

Exhibits to this Form 10-K are as follows:

2	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1
Master Transaction Agreement by and between Aetna Inc. and Hartford Life and Accident Insurance Company dated as of October 22, 2017, incorporated herein by reference to Exhibit 2.1 to Aetna Inc.’s Form 8-K filed on October 26, 2017.

2.2
Agreement and Plan of Merger among CVS Health Corporation, Hudson Merger Sub Corp. and Aetna Inc. dated as of December 3, 2017, incorporated herein by reference to Exhibit 2.1 to Aetna Inc.’s Form 8-K filed on December 6, 2017.

3	Articles of Incorporation and By-Laws
3.1	Amended and Restated Articles of Incorporation of Aetna Inc., incorporated herein by reference to Exhibit 3.1 to Aetna Inc.’s Form 8-K filed on June 4, 2014.

3.2	Amended and Restated By-Laws of Aetna Inc., incorporated herein by reference to Exhibit 3.2 to Aetna Inc.’s Form 8-K filed on June 4, 2014.

4	Instruments defining the rights of security holders, including indentures
4.1	Form of Aetna Inc. Common Share certificate, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Amendment No. 2 to Registration Statement on Form 10 filed on December 1, 2000.

4.2
Senior Indenture dated as of March 2, 2001, between Aetna Inc. and U.S. Bank National Association, successor in interest to State Street Bank and Trust Company, incorporated herein by reference to Exhibit 4.2 to Aetna Inc.’s Registration Statement on Form S-3 filed on November 30, 2017.

4.3
Form of Subordinated Indenture between Aetna Inc. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to Aetna Inc.’s Registration Statement on Form S-3 filed on November 30, 2017.

4.4
Supplemental Indenture dated as of May 20, 2011, between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 4.125% Senior Notes due June 1, 2021, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on May 20, 2011 (SEC file number 001-16095).

4.5
Supplemental Indenture dated as of May 4, 2012, between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 1.750% Senior Notes due May 15, 2017 and 4.500% Senior Notes due May 15, 2042, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on May 4, 2012 (SEC file number 001-16095).

4.6
Supplemental Indenture dated as of November 7, 2012, between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 1.500% Senior Notes due November 15, 2017, 2.750% Senior Notes due November 15, 2022 and 4.125% Senior Notes due November 15, 2042, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on November 7, 2012 (SEC file number 001-16095).

4.7
Supplemental Indenture dated as of March 7, 2014, between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 2.200% Senior Notes due March 15, 2019 and 4.750% Senior Notes due March 15, 2044, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on March 7, 2014.

4.8
Supplemental Indenture dated as of November 10, 2014, between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 3.500% Senior Notes due November 15, 2024, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on November 10, 2014.

4.9
Supplemental Indenture dated as of June 9, 2016, between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating the Aetna Inc.’s Floating Rate Senior Notes due December 8, 2017, 1.700% Senior Notes due June 7, 2018, 1.900% Senior Notes due June 7, 2019, 2.400% Senior Notes due June 15, 2021, 2.800% Senior Notes due June 15, 2023, 3.200% Senior Notes due June 15, 2026, 4.250% Senior Notes due June 15, 2036 and 4.375% Senior Notes due June 15, 2046, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on June 9, 2016.

4.10
Supplemental Indenture dated as of August 10, 2017, between Aetna Inc. and U.S. Bank National Association, as successor-in-interest to State Street Bank and Trust Company, as trustee, establishing and designating Aetna Inc.’s 3.875% Senior Notes due August 15, 2047, incorporated herein by reference to Exhibit 4.1 to Aetna Inc.’s Form 8-K filed on August 10, 2017.

4.11
Indenture, dated as of March 20, 2007, between Coventry Health Care, Inc., as Issuer, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Coventry Health Care, Inc.’s Current Report on Form 8-K filed on March 20, 2007 (SEC file number 001-16477)), incorporated herein by reference to Exhibit 4.4 to Aetna Inc.’s Form 10-Q filed July 30, 2013.

4.12
Second Supplemental Indenture, dated as of June 7, 2011, among Coventry Health Care, Inc. and Union Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Coventry Health Care, Inc.’s Current Report on Form 8-K filed on June 7, 2011), incorporated herein by reference to Exhibit 4.10 to Aetna Inc.’s Form 10-Q filed July 30, 2013.

4.13
Officers’ Certificate pursuant to the Indenture, dated as of June 7, 2011 (incorporated by reference to Exhibit 4.4 to Coventry Health Care, Inc.’s Current Report on Form 8-K filed on June 7, 2011), incorporated herein by reference to Exhibit 4.11 to Aetna Inc.’s Form 10-Q filed July 30, 2013.

4.14
Global Note for the 2021 Notes, dated June 7, 2011, of Coventry Health Care, Inc. (incorporated by reference to Exhibit 4.5 to Coventry Health Care, Inc.’s Current Report on Form 8-K filed on June 7, 2011), incorporated herein by reference to Exhibit 4.12 to Aetna Inc.’s Form 10-Q filed July 30, 2013.

10	Material contracts
10.1	$1,500,000,000 Five-Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on March 28, 2012 (SEC file number 001-16095).

10.2
First Amendment dated as of September 24, 2012, to the $1,500,000,000 Five Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on September 27, 2012 (SEC file number 001-16095).

10.3	Incremental Commitment Agreement dated as of September 24, 2012, incorporated herein by reference to Exhibit 99.3 to Aetna Inc.’s Form 8-K filed on September 27, 2012 (SEC file number 001-16095).

10.4
Extension of the Maturity Date of the Five-Year Credit Agreement dated March 27, 2012, as amended, incorporated herein by reference to Exhibits 99.1 to 99.22 to Aetna Inc.’s Form 8-K filed on March 27, 2013.

10.5
Extension of the Maturity Date of the Five-Year Credit Agreement dated March 27, 2012, as amended, incorporated herein by reference to Exhibits 99.1 through 99.22 to Aetna Inc.’s Form 8-K filed on March 28, 2014.

10.6	Maturity Data Extension Request, incorporated herein by reference to Exhibit 99.1 to Aetna Inc.’s Form 8-K filed on March 5, 2015.

10.7
Second Amendment dated as of March 2, 2015, to $1,500,000,000 Five-Year Credit Agreement dated as of March 27, 2012, incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on March 5, 2015.

10.8	Notice of closing dated March 2, 2015, incorporated herein by reference to Exhibit 99.3 to Aetna Inc.’s Form 8-K filed on March 5, 2015.

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

10.12	Notice of closing (Fourth Amendment) dated March 17, 2017, incorporated herein by reference to Exhibit 99.2 to Aetna Inc.’s Form 8-K filed on March 21, 2017.

10.13	Amended and Restated Aetna Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.14
Form of Aetna Inc. 2000 Stock Incentive Plan - Stock Appreciation Right Terms of Award, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.15
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (with non-compete provision), incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 28, 2011 (SEC file number 001-16095). **

10.16
Form of Aetna Inc. 2010 Stock Incentive Plan – Market Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 28, 2011 (SEC file number 001-16095). **

10.17
Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 28, 2011 (SEC file number 001-16095). **

10.18	Form of Aetna Inc. 2010 Stock Incentive Plan – Performance Stock Unit Terms of Award (2015), incorporated herein by reference to Exhibit 10.2 to Aetna Inc.’s Form 10-Q filed on April 28, 2015. **

10.19
Form of Aetna Inc. 2010 Stock Incentive Plan – Executive Restricted Stock Unit Terms of Award (2015), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 28, 2015. **

10.20
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, with retirement vesting), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on April 28, 2011 (SEC file number 001-16095). **

10.21
Form of Aetna Inc. 2010 Stock Incentive Plan – Restricted Stock Unit Terms of Award (2011, without retirement vesting), incorporated herein by reference to Exhibit 10.5 to Aetna Inc.’s Form 10-Q filed on April 28, 2011 (SEC file number 001-16095). **

10.22	Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Terms of Award (2015), incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on April 28, 2015. **

10.23
Form of Aetna Inc. 2010 Stock Incentive Plan – Stock Appreciation Right Agreement, incorporated herein by reference to Exhibit 10.6 to Aetna Inc.’s Form 10-Q filed on April 28, 2011 (SEC file number 001-16095). **

10.24	Amended and Restated Aetna Inc. 2001 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.5 to Aetna Inc.’s Form 10-Q filed on April 29, 2010 (SEC file number 001-16095). **

10.25
Aetna Inc. 2010 Non-Employee Director Compensation Plan, incorporated herein by reference to Annex C to Aetna Inc.’s definitive proxy statement on Schedule 14A filed on April 12, 2010 (SEC file number 001-16095).  **

10.26
Aetna Inc. Non-Employee Director Compensation Plan as Amended through December 5, 2008, incorporated herein by reference to Exhibit 10.13 to Aetna Inc.’s Form 10-K filed on February 27, 2009 (SEC file number 001-16095). **

10.27
Form of Aetna Inc. Non-Employee Director Compensation Plan - Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.4 to Aetna Inc.’s Form 10-Q filed on October 26, 2006 (SEC file number 001-16095). **

10.28
1999 Director Charitable Award Program, as Amended and Restated on January 25, 2008, incorporated herein by referenced to Exhibit 10.15 to Aetna Inc.’s Form 10-K filed on February 29, 2008 (SEC file number 001-16095). **

10.29	Aetna Inc. 2016 Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on August 2, 2016. **

10.30	Amended Aetna Inc. 2010 Stock Incentive Plan, as amended May 19, 2017, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on August 3, 2017. **

10.31
Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed November 3, 2010 (SEC file number 001-16095). **

10.32
Amendment No. 1, dated as of August 4, 2013, to Amended and Restated Employment Agreement dated October 19, 2010 between Aetna Inc. and Mark T. Bertolini, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 8-K filed on August 5, 2013. **

10.33	Letter agreement dated March 23, 2011, between Aetna Life Insurance Company and Shawn M. Guertin, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 30, 2013. **

10.34	Letter agreement dated September 17, 2015, between Aetna Inc. and Gary W. Loveman, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed April 28, 2016. **

10.35
Letter agreement dated May 18, 2012, between Aetna Life Insurance Company and Karen S. Rohan (Lynch), incorporated herein by reference to Exhibit 10.3 to Aetna Inc.’s Form 10-Q filed on April 30, 2013. **

10.36	Employment Agreement dated December 10, 2014, between Aetna Inc. and Karen S. Rohan (Lynch), incorporated herein by reference to Exhibit 10.29 to Aetna Inc.’s Form 10-K filed on February 27, 2015. **

10.37
Letter agreement dated December 17, 2012, between Aetna Life Insurance Company and Francis S. Soistman, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 10-Q filed on April 28, 2015. **

10.38	Letter agreement dated March 31, 2016, between Aetna Inc. and Thomas J. Sabatino, Jr., incorporated by reference herein to Exhibit 10.5 to Aetna Inc.’s Form 10-Q filed on May 2, 2017. **

10.39	Letter agreement dated December 22, 2017, between Aetna Inc. and Gary W. Loveman. **

10.40	Letter agreement dated December 22, 2017, between Aetna Inc. and Richard M. Jelinek. **

10.41	Letter agreement dated December 22, 2017, between Aetna Inc. and Thomas J. Sabatino, Jr. **

10.42	Form of Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement, incorporated herein by reference to Exhibit 10.32 to Aetna Inc.’s Form 10-K filed on February 27, 2015. **

10.43	Separation Agreement dated February 13, 2018, between Aetna Inc. and Gary W. Loveman, Ph. D, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 8-K filed on February 20, 2018. **

10.44
Descriptions of certain arrangements not embodied in formal documents as described under the headings “2017 Nonmanagement Director Compensation” and “Additional Director Compensation Information” are incorporated herein by reference to the Proxy Statement (when filed). **

11	Statement re: computation of per share earnings
11.1	“Computation of per share earnings” is incorporated herein by reference to Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

12	Statement re: computation of ratios
12.1	Computation of ratio of earnings to fixed charges.

21	Subsidiaries of the registrant
21.1	Subsidiaries of Aetna Inc.

23	Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney
24.1	Power of Attorney.

31	Rule 13a - 14(a)/15d - 14(e) Certifications
31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications
32.1	Certification.

32.2	Certification.

99	Additional Exhibits
99.1	Risk Factors of CVS Health Corporation

101	XBRL Documents
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date:	February 23, 2018	Aetna Inc.

By: /s/ Heather Dixon
Heather Dixon
Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signer	Title	Date

/s/ Mark T. Bertolini	Chairman and Chief Executive Officer	February 23, 2018
Mark T. Bertolini	and Director
(Principal Executive Officer)

/s/ Shawn M. Guertin	Executive Vice President and	February 23, 2018
Shawn M. Guertin	Chief Financial Officer
(Principal Financial Officer)

/s/ Heather Dixon	Vice President, Controller and	February 23, 2018
Heather Dixon	Chief Accounting Officer
(Principal Accounting Officer)

Fernando Aguirre *	Director
Frank M. Clark *	Director
Betsy Z. Cohen *	Director
Molly J. Coye, M.D. *	Director
Roger N. Farah *	Director
Jeffrey E. Garten *	Director
Ellen M. Hancock *	Director
Richard J. Harrington *	Director
Edward J. Ludwig *	Director
Joseph P. Newhouse *	Director
Olympia J. Snowe *	Director

* By: /s/ Heather Dixon
Heather Dixon
Attorney-in-fact
February 23, 2018