Form 10-Q
period 2018-03-31
AETNA INC /PA/
filed 2018-05-01
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 2018
or

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

There were 327.1 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at March 31, 2018.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2018

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	(Unaudited)
(Millions)	March 31, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$7,875	$4,076
Investments	2,521	2,280
Premiums receivable, net	2,384	2,240
Other receivables, net	3,266	2,831
Reinsurance recoverables	1,103	1,050
Income taxes receivable	49	365
Other current assets	3,503	2,681
Total current assets	20,701	15,523
Long-term investments	16,409	17,793
Reinsurance recoverables	3,176	3,323
Goodwill	10,576	10,571
Other acquired intangible assets, net	1,152	1,180
Property and equipment, net	577	586
Deferred income taxes	351	195
Other long-term assets	1,948	1,684
Separate Accounts assets	4,307	4,296
Total assets	$59,197	$55,151

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$5,783	$5,815
Future policy benefits	581	604
Unpaid claims	849	850
Unearned premiums	2,528	654
Policyholders’ funds	3,060	2,918
Current portion of long-term debt	1,374	999
Accrued expenses and other current liabilities	5,518	4,997
Total current liabilities	19,693	16,837
Future policy benefits	5,741	5,763
Unpaid claims	1,901	1,922
Policyholders’ funds	709	739
Long-term debt, less current portion	7,785	8,160
Other long-term liabilities	2,396	1,597
Separate Accounts liabilities	4,307	4,296
Total liabilities	42,532	39,314
Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 327.1 million shares issued and outstanding in 2018; 2.5 billion shares authorized and 326.8 million shares issued and outstanding in 2017) and additional paid-in capital	4,687	4,706
Retained earnings	13,440	12,118
Accumulated other comprehensive loss	(1,729)	(1,244)
Total Aetna shareholders’ equity	16,398	15,580
Non-controlling interests	267	257
Total equity	16,665	15,837
Total liabilities and equity	$59,197	$55,151

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(Millions, except per common share data)	2018	2017
Revenue:
Premiums	$13,070	$13,763
Fees and other revenue (1)	2,062	1,475
Net investment income	197	260
Net realized capital gains (losses)	6	(333)
Total revenue	15,335	15,165
Benefits and expenses:
Benefit costs (2)	10,574	11,461
Cost of products sold (1)	373	—
Operating expenses	2,787	3,853
Interest expense	89	173
Amortization of other acquired intangible assets	47	60
Loss on early extinguishment of long-term debt	—	246
Total benefits and expenses	13,870	15,793
Income (loss) before income taxes	1,465	(628)
Income taxes:
Current	335	(7)
Deferred	(89)	(242)
Total income tax expense (benefit)	246	(249)
Net income (loss) including non-controlling interests	1,219	(379)
Less: Net income attributable to non-controlling interests	10	2
Net income (loss) attributable to Aetna	$1,209	$(381)
Earnings (loss) per common share:
Basic	$3.69	$(1.11)
Diluted	$3.67	$(1.11)

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our home delivery and specialty pharmacy operations of $31 million (net of pharmaceutical and processing costs of $340 million) for the three months ended March 31, 2017. As a result of the adoption of new accounting guidance related to revenue recognition from contracts with customers for the three months ended March 31, 2018, (a) specialty and home delivery pharmacy revenue reflects the price of the prescription on a gross basis and (b) specialty and home delivery pharmacy costs of products sold reflects the cost of the prescription and certain administrative expenses. Refer to Note 2 for further discussion.

(2)
Health care costs have been reduced by Insured member co-payments related to our home delivery and specialty pharmacy operations of $32 million and $34 million for the three months ended March 31, 2018 and 2017, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
(Millions)	2018	2017
Net income (loss) including non-controlling interests	$1,219	$(379)
Other comprehensive (loss) income, net of tax:
Previously impaired debt securities	(1)	—
All other securities	(220)	44
Derivatives and foreign currency	1	222
Pension and other postretirement employee benefit plans	12	10
Other comprehensive (loss) income	(208)	276
Comprehensive income (loss) including non-controlling interests	1,011	(103)
Less: Comprehensive income attributable to non-controlling interests	10	2
Comprehensive income (loss) attributable to Aetna	$1,001	$(105)

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited), including Note 10 for further information about other comprehensive income (loss).

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Three Months Ended March 31, 2018
Balance at December 31, 2017	326.8	$4,706	$12,118	$(1,244)	$15,580	$257	$15,837
Adoption of new accounting standards (Note 2)	—	—	277	(277)	—	—	—
Net income	—	—	1,209	—	1,209	10	1,219
Other comprehensive loss (Note 10)	—	—	—	(208)	(208)	—	(208)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	0.3	(19)	—	—	(19)	—	(19)
Dividends declared	—	—	(164)	—	(164)	—	(164)
Balance at March 31, 2018	327.1	$4,687	$13,440	$(1,729)	$16,398	$267	$16,665

Three Months Ended March 31, 2017
Balance at December 31, 2016	351.7	$4,716	$14,717	$(1,552)	$17,881	$62	$17,943
Net (loss) income	—	—	(381)	—	(381)	2	(379)
Other increases in non-controlling interest	—	—	—	—	—	13	13
Other comprehensive income (Note 10)	—	—	—	276	276	—	276
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	0.9	(49)	—	—	(49)	—	(49)
Repurchases of common shares	(20.9)	(661)	(2,639)	—	(3,300)	—	(3,300)
Dividends declared	—	—	(166)	—	(166)	—	(166)
Balance at March 31, 2017	331.7	$4,006	$11,531	$(1,276)	$14,261	$77	$14,338

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(Millions)	2018	2017
Cash flows from operating activities:
Net income (loss) including non-controlling interests	$1,219	$(379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized capital (gains) losses	(6)	333
Depreciation and amortization	132	160
Debt fair value amortization	(3)	(7)
Equity in earnings of affiliates, net	(10)	(38)
Stock-based compensation expense	39	54
Amortization of net investment premium	15	17
Loss on early extinguishment of long-term debt	—	246
Gain on sale of businesses	(113)	—
Changes in assets and liabilities:
Premiums due and other receivables	(384)	(477)
Income taxes	240	(271)
Other assets and other liabilities	319	(95)
Health care and insurance liabilities	1,893	1,356
Net cash provided by operating activities	3,341	899
Cash flows from investing activities:
Proceeds from sales and maturities of investments	2,410	2,738
Cost of investments	(1,621)	(2,723)
Additions to property, equipment and software	(99)	(71)
Cash used for acquisitions, net of cash acquired	(6)	—
Net cash provided by (used for) investing activities	684	(56)
Cash flows from financing activities:
Repayment of long-term debt	—	(11,484)
Common shares issued under benefit plans, net	(72)	(103)
Common shares repurchased	—	(3,300)
Dividends paid to shareholders	(164)	(88)
Contributions, non-controlling interests	10	13
Net cash used for financing activities	(226)	(14,962)
Net increase (decrease) in cash and cash equivalents	3,799	(14,119)
Cash and cash equivalents, beginning of period	4,076	17,996
Cash and cash equivalents, end of period	$7,875	$3,877
Supplemental cash flow information:
Interest paid	$66	$130
Income taxes paid	6	22

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization

Effective for the first quarter of 2018, we realigned our business segments to correspond with changes to our management structure and internal management reporting which reflect our evolving business strategy of helping our members live healthier lives. As a result of this realignment, our operations are now conducted in the Health Care reportable segment. Health Care offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services to large and small employers, public sector employers, and Medicaid and Medicare beneficiaries. Our Health Care products are offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of the risk). Health Care also includes emerging business products and services that complement and enhance our medical products.

We present the remainder of our financial results in the Corporate/Other category, which consists of:

•	Products for which we no longer solicit or accept new customers such as our large case pensions and long-term care products;

•	Contracts we have divested through reinsurance or other contracts, such as our domestic group life insurance, group disability insurance and absence management businesses; and

•
Corporate expenses not supporting our business operations, including transaction and integration-related costs, income taxes, interest expense on our outstanding debt and the financing components of our pension and other postretirement employee benefit plans (“OPEB”) expense.

Prior period segment financial information has been restated to conform to the current year presentation. Refer to Note 14 for segment financial information.

2.	Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. We have omitted certain footnote disclosures that would substantially duplicate the disclosures in our 2017 Annual Report on Form 10-K (our “2017 Annual Report”), unless the information contained in those disclosures materially changed or is required by GAAP. The accompanying unaudited consolidated financial statements and related condensed notes should be read in conjunction with the consolidated financial statements and related notes presented in our 2017 Annual Report.

These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature. The Company has evaluated subsequent events that occurred from the financial statement date through the date the financial statements were issued and determined there were no subsequent events to disclose.

Reclassifications
Certain reclassifications were made to 2017 financial information to conform with the 2018 presentation.

Revenue Recognition
Our revenue includes premiums, fees and other revenue. Refer to Note 2 and Note 18 in our 2017 Annual Report for further discussion of our revenue recognition. Our fees and other revenue relate to contracts that can include various combinations of products, services, or series of services, which are generally capable of being distinct and accounted for as separate performance obligations. Fee revenue of approximately $1.3 billion for the three months ended March 31, 2018 consists primarily of ASC fees which are received in exchange for performing certain claim processing and member services for our medical members and are recognized as revenue over the period the service is provided. Other revenue of $767 million for the three months ended March 31, 2018 primarily relates to our (a) specialty and home delivery pharmacy services to ASC groups and (b) workers’ compensation administrative services products and services. Specialty and home delivery pharmacy services revenue and cost of products sold are recognized when the prescription is shipped. Effective for the first quarter 2018, specialty and home delivery pharmacy services revenue reflects the price of the prescription on a gross basis (ASC member co-payments and plan sponsor reimbursements) and specialty and home delivery pharmacy cost of products sold reflects the cost of the prescription and certain administrative costs incurred for dispensing the prescription.

Accounts receivable related to fees and other revenue was $933 million and $942 million at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, there were no material contract assets, contract liabilities or deferred costs to obtain or fulfill a contract with a customer related to our fees and other revenue. For the three months ended March 31, 2018, we had no material bad debt expense.

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. The aggregate amount of transaction price allocated to our remaining performance obligations (excluding revenue pertaining to contracts that have an original expected duration of one year or less) was not material. We expect to recognize the majority of our fees and other revenue related to our remaining performance obligations within one calendar year.

Health Insurer Fee
Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) imposes an annual premium-based health insurer fee (“HIF”) for each calendar year payable in September which is not deductible for tax purposes. In December 2015, the Consolidated Appropriation Act was enacted which included a one-year suspension of the HIF for 2017. Accordingly, there was no expense related to the HIF in 2017. We recorded an operating expense of $233 million for the three months ended March 31, 2018 related to our estimated share of the 2018 HIF. In January 2018, the HIF was suspended for 2019.

Income Taxes
The accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was considered provisional at December 31, 2017, including the assessment of the mandatory repatriation of foreign earnings, the minimum tax on global intangible low-taxed income and the assertion of permanent reinvestment of foreign earnings. Accordingly, the items were recorded at a reasonable estimate at December 31, 2017. We are still evaluating the income tax effects of these provisions and accordingly there have been no adjustments recorded for these items at March 31, 2018.

New Accounting Standards
Revenue from Contracts with Customers
Effective January 1, 2018, we adopted, on a modified retrospective basis, new accounting guidance related to revenue recognition from contracts with customers. While industry-specific guidance related to contracts with customers within the scope of Accounting Standards Codification (“ASC”) 944 Financial Services - Insurance remains unchanged, most other industry-specific revenue recognition requirements have been removed. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new guidance only impacted contracts with customers outside of the scope of ASC Topic 944. As a result of adopting this new guidance, fees and other revenue, cost of products sold and operating expenses increased by $435 million, $373 million and $62 million, respectively, for the three months ended March 31, 2018 primarily related to modifications to principal versus agent guidance for our home delivery and specialty pharmacy operations. There were no material changes in the timing of our recognition of revenue or net income. We included additional disclosures required by the new accounting guidance under “Revenue Recognition” above.

Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 1, 2018, we adopted new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Under the new guidance, all equity investments in unconsolidated entities are measured at fair value with changes in fair value recognized in net income. We adopted this provision on a modified retrospective basis and recorded an immaterial cumulative effect adjustment from accumulated other comprehensive income to retained earnings in our Consolidated Balance Sheet during the three months ended March 31, 2018. We also elected, on a prospective basis, to report equity investments without a readily determinable fair value at cost less impairment, plus or minus subsequent adjustments for observable price changes. The new guidance also revises certain disclosures regarding financial assets and liabilities. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Effective January 1, 2018, we adopted, on a retrospective basis, new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs. Under the new guidance, the service cost component of these net periodic costs is required to be reported in the same income statement line item as other employee compensation costs for services rendered during the period. The other components of these net periodic costs generally are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The other components of these net periodic costs are included within operating expenses in our Consolidated Statements of Income because the amounts are not material and thus separate presentation is not required. The net periodic benefit costs for the our pension and other postretirement employee benefit plans do not contain a service cost component as these defined benefit plans have been frozen for an extended period of time. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income to Retained Earnings
During the first quarter of 2018, we elected to early adopt new accounting guidance related to the reclassification of certain tax effects from accumulated other comprehensive income to retained earnings. We adopted the new accounting guidance as of the beginning of the first quarter of 2018 using the aggregate portfolio approach for available for sale securities and reclassified the stranded tax effects resulting from the TCJA of $273 million from accumulated other comprehensive loss to retained earnings in our Consolidated Balance Sheet.

Future Application of Accounting Standards
Leases
Effective January 1, 2019, we will adopt new accounting guidance related to the recognition, measurement and disclosure requirements for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and corresponding lease liability on their balance sheets for all leases other than those that meet the definition of a short-term lease. The new guidance also revises certain disclosure requirements regarding leases. While we are still evaluating the impact of adoption of this new guidance, we anticipate that we will be required to record an asset and corresponding liability related to our operating leases (as described in Note 17 in our 2017 Annual Report) on our Consolidated Balance Sheets. The adoption of this new guidance is not expected to have a material impact on our operating results.

Accounting for Interest Associated with the Purchase of Callable Debt Securities
Effective January 1, 2019, we will adopt new accounting guidance related to the amortization of purchased callable debt securities held at a premium. Under the new guidance, premiums on callable debt securities are amortized to the earliest call date rather than to the contractual maturity date.  Callable debt securities held at a discount will continue to be amortized to the contractual maturity date. We are still evaluating the impact of adoption of this new guidance on our financial position and operating results.

Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, we will adopt new accounting guidance related to the measurement of credit losses on financial assets and certain other instruments. The new guidance requires the use of a new forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. The new guidance also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. We are still evaluating the impact of adoption of this new guidance on our financial position and operating results.

3.	Proposed Acquisition, Completed Divestiture, Terminated Acquisition and Terminated Divestiture

Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health Corporation (“CVS Health”) has agreed to acquire all of our outstanding shares for a combination of cash and stock. Under terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including the expiration of the federal Hart-Scott-Rodino anti-trust waiting period and approvals of certain state departments of insurance and other regulators. On February 1, 2018, Aetna and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the CVS Merger Agreement. On March 13, 2018, our shareholders approved and adopted the CVS Merger Agreement and CVS Health’s stockholders approved the issuance of CVS Health shares in the transaction.

Divestiture of Domestic Group Life Insurance, Group Disability Insurance and Absence Management Businesses
On November 1, 2017, we completed the sale of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain. The deferred gain liability was recorded in accrued expenses and other current liabilities and in other long-term liabilities in our Consolidated Balance Sheets, and the gain recognition is being recorded in fees and other revenue in our Consolidated Statements of Income. During the three months ended March 31, 2018, we recognized $113 million pre-tax of the deferred gain into earnings.

Revenue and income before income taxes for the businesses sold were $570 million and $26 million, respectively, for the three months ended March 31, 2017.

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

On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively the “Parties”) agreed to terminate the Humana Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Humana Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017. Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Humana Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Humana Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and recorded the expense in operating expenses. We funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized certain costs in our net income during the three months ended March 31, 2017. Refer to Note 7 for additional information.

Terminated Divestiture to Molina
In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage relating to the Humana Transaction, on August 2, 2016, we entered into a definitive agreement (the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. On February 14, 2017, Aetna and Molina entered into a Termination Agreement (the “APA Termination Agreement”) pursuant to which Aetna terminated the Aetna APA, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby or entered pursuant thereto. Under the APA Termination Agreement, Aetna agreed to pay Molina in cash (a) a termination fee of $53 million and (b) approximately 70% of Molina’s transaction costs. We paid Molina the termination fee on February 16, 2017 and the applicable transaction costs of $7 million on February 27, 2017 and recorded the expense in operating expenses. The payments were funded with the proceeds of the 2016 senior notes.

4.    Investments

Total investments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018			December 31, 2017
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,386	$13,573	$15,959	$2,101	$14,849	$16,950
Mortgage loans	127	1,287	1,414	166	1,330	1,496
Other investments	8	1,549	1,557	13	1,614	1,627
Total investments	$2,521	$16,409	$18,930	$2,280	$17,793	$20,073

Debt Securities
Debt securities available for sale at March 31, 2018 and December 31, 2017 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Debt securities:
U.S. government securities	$1,303	$28	$(2)	$1,329
States, municipalities and political subdivisions	2,984	74	(21)	3,037
U.S. corporate securities	6,651	240	(84)	6,807
Foreign securities	2,568	127	(27)	2,668
Residential mortgage-backed securities	491	2	(11)	482
Commercial mortgage-backed securities	608	1	(21)	588
Other asset-backed securities	1,020	5	(7)	1,018
Redeemable preferred securities	27	3	—	30
Total debt securities (1)(2)	$15,652	$480	$(173)	$15,959
December 31, 2017
Debt securities:
U.S. government securities	$1,319	$44	$(1)	$1,362
States, municipalities and political subdivisions	3,287	116	(12)	3,391
U.S. corporate securities	6,886	388	(22)	7,252
Foreign securities	2,498	187	(7)	2,678
Residential mortgage-backed securities	570	5	(4)	571
Commercial mortgage-backed securities	641	3	(9)	635
Other asset-backed securities	1,031	8	(4)	1,035
Redeemable preferred securities	22	4	—	26
Total debt securities(1)(2)	$16,254	$755	$(59)	$16,950

(1)
At both March 31, 2018 and December 31, 2017, we held securities for which we previously recognized an immaterial amount of non-credit related impairments in accumulated other comprehensive loss. These securities had an immaterial amount of net unrealized capital gains at both March 31, 2018 and December 31, 2017.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 15 for additional information on our accounting for discontinued products). At March 31, 2018, debt securities with a fair value of approximately $2.5 billion, gross unrealized capital gains of $122 million and gross unrealized capital losses of $36 million and, at December 31, 2017, debt securities with a fair value of approximately $2.6 billion, gross unrealized capital gains of $199 million and gross unrealized capital losses of $8 million were included in total debt securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at March 31, 2018 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or we intend to sell a security prior to maturity.

(Millions)	Amortized Cost	Fair Value
Due to mature:
Less than one year	$1,004	$1,009
One year through five years	5,647	5,677
After five years through ten years	3,208	3,224
Greater than ten years	3,674	3,961
Residential mortgage-backed securities	491	482
Commercial mortgage-backed securities	608	588
Other asset-backed securities	1,020	1,018
Total	$15,652	$15,959

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at March 31, 2018 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At March 31, 2018, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 5.1 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At March 31, 2018, these securities had an average credit quality rating of AAA and a weighted average duration of 6.5 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At March 31, 2018, these securities had an average credit quality rating of AA- and a weighted average duration of 1.0 years.

Summarized below are the debt securities we held at March 31, 2018 and December 31, 2017 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total (1)
(Millions, except number of securities)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
March 31, 2018
Debt securities:
U.S. government securities	201	$762	$2	16	$14	$—	217	$776	$2
States, municipalities and political subdivisions	444	1,015	15	69	168	6	513	1,183	21
U.S. corporate securities	2,289	3,307	61	276	458	23	2,565	3,765	84
Foreign securities	646	1,011	19	87	182	8	733	1,193	27
Residential mortgage-backed securities	158	294	7	87	111	4	245	405	11
Commercial mortgage-backed securities	114	332	8	73	217	13	187	549	21
Other asset-backed securities	272	443	4	66	131	3	338	574	7
Redeemable preferred securities	4	5	—	—	—	—	4	5	—
Total debt securities(1)	4,128	$7,169	$116	674	$1,281	$57	4,802	$8,450	$173
December 31, 2017
Debt securities:
U.S. government securities	77	$200	$1	14	$22	$—	91	$222	$1
States, municipalities and political subdivisions	318	616	4	111	308	8	429	924	12
U.S. corporate securities	989	1,469	6	284	494	16	1,273	1,963	22
Foreign securities	262	419	3	91	194	4	353	613	7
Residential mortgage-backed securities	111	179	1	98	134	3	209	313	4
Commercial mortgage-backed securities	38	135	1	79	241	8	117	376	9
Other asset-backed securities	150	304	2	79	151	2	229	455	4
Total debt securities(1)	1,945	$3,322	$18	756	$1,544	$41	2,701	$4,866	$59

(1)
At March 31, 2018 and December 31, 2017, debt securities in an unrealized capital loss position of $36 million and $8 million, respectively, and with related fair value of $1.2 billion and $515 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. At March 31, 2018, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at March 31, 2018 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$11	$—	$631	$2	$642	$2
One year through five years	243	4	3,147	46	3,390	50
After five years through ten years	471	14	1,315	32	1,786	46
Greater than ten years	301	11	803	25	1,104	36
Residential mortgage-backed securities	23	1	382	10	405	11
Commercial mortgage-backed securities	153	6	396	15	549	21
Other asset-backed securities	11	—	563	7	574	7
Total	$1,213	$36	$7,237	$137	$8,450	$173

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three months ended March 31, 2018 and 2017 we had the following activity in our mortgage loan portfolio:

	Three Months Ended March 31,
(Millions)	2018	2017
New mortgage loans	$15	$54
Mortgage loans fully repaid	85	48

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

•	Category 1 - Represents loans of superior quality.

•	Categories 2 to 4 - Represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.

•	Categories 5 and 6 - Represent loans where credit risk is not substantial, but these loans warrant management’s close attention.

•	Category 7 - Represents loans where collections are potentially at risk; if necessary, an impairment is recorded.
Based upon our most recent assessments at March 31, 2018 and December 31, 2017, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	March 31, 2018	December 31, 2017
1	$39	$40
2 to 4	1,366	1,447
5 and 6	9	9
7	—	—
Total	$1,414	$1,496

Net Investment Income
Sources of net investment income for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Debt securities	$145	$190
Mortgage loans	20	22
Other investments	42	58
Gross investment income	207	270
Investment expenses	(10)	(10)
Net investment income (1)	$197	$260

(1)
Net investment income includes $48 million and $66 million for the three months ended March 31, 2018 and 2017, respectively, related to investments supporting our experience-rated and discontinued products.

The decrease in net investment income for the three months ended March 31, 2018 compared to the corresponding period of 2017 was primarily due to the transfer of investments supporting our reinsured life and disability insurance policies into a trust established by HLAIC for our benefit as part of the Group Insurance sale during the fourth quarter of 2017.

Realized Capital Gains/Losses
Net realized capital gains (losses) for the three months ended March 31, 2018 and 2017, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in earnings	$(13)	$(2)
Other net realized capital gains (losses)	19	(331)
Net realized capital gains (losses)	$6	$(333)

The net realized capital gains for the three months ended March 31, 2018 were primarily attributable to gains from the sale of debt securities, investment real estate and other investments, substantially offset by yield related impairments taken during the quarter. The net realized capital losses for the three months ended March 31, 2017 were primarily attributable to the recognition into earnings of the entire unamortized effective portion of the related hedge losses upon the mandatory redemption of $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of the entire $750 million aggregate principal amount of our senior notes due 2020.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three months ended March 31, 2018 or 2017.

The portion of unrealized capital gains and losses recognized during the three months ended March 31, 2018 related to investments in equity securities held as of the reporting date was not material.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Proceeds on sales	$1,472	$1,084
Gross realized capital gains	23	9
Gross realized capital losses	15	12

Variable Interest Entities
We have investments in certain hedge fund and private equity investments and real estate partnerships that are considered Variable Interest Entities (“VIE’s”).  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds. In evaluating whether we are the primary beneficiary of a VIE, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We were not the primary beneficiary of any VIE at March 31, 2018 or December 31, 2017.

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

We are not the primary beneficiary of these investments because the nature of our involvement with the activities of these VIEs does not give us the power to direct the activities that most significantly impact their economic performance. We record the amount of our investment in these VIEs as long-term investments in our Consolidated Balance Sheets and recognize our share of each VIE’s income or losses in earnings.  Our maximum exposure to loss from these VIEs is limited to our investment balances as disclosed below and the risk of recapture of previously recognized tax credits related to the real estate partnerships, which we do not consider significant.

The total amount of other variable interest holder VIE assets included in long-term investments in our Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 were as follows:

(Millions)	March 31, 2018	December 31, 2017
Hedge fund investments	$361	$351
Private equity investments	472	453
Real estate partnerships	247	247
Total	$1,080	$1,051

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at March 31, 2018 and December 31, 2017 were as follows:

(Millions)	March 31, 2018	December 31, 2017
Assets:
Hedge fund investments	$45,289	$54,789
Private equity investments	27,889	27,342
Real estate partnerships	6,290	6,451
Total	$79,468	$88,582

Liabilities:
Hedge fund investments	$8,920	$12,073
Private equity investments	2,692	2,461
Real estate partnerships	4,600	4,691
Total	$16,212	$19,225

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

The fair values of our Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at March 31, 2018 or December 31, 2017.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at March 31, 2018 or December 31, 2017.  The total fair value of our broker quoted debt securities was $65 million at March 31, 2018 and $67 million at December 31, 2017.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2018 or December 31, 2017. Financial assets measured at fair value on a recurring basis in our Consolidated Balance Sheets at March 31, 2018 and December 31, 2017 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Debt securities:
U.S. government securities	$1,294	$35	$—	$1,329
States, municipalities and political subdivisions	—	3,037	—	3,037
U.S. corporate securities	—	6,725	82	6,807
Foreign securities	—	2,665	3	2,668
Residential mortgage-backed securities	—	482	—	482
Commercial mortgage-backed securities	—	588	—	588
Other asset-backed securities	—	1,018	—	1,018
Redeemable preferred securities	—	23	7	30
Total debt securities	1,294	14,573	92	15,959
Equity securities	17	—	31	48
Total	$1,311	$14,573	$123	$16,007
December 31, 2017
Assets:
Debt securities:
U.S. government securities	$1,313	$49	$—	$1,362
States, municipalities and political subdivisions	—	3,390	1	3,391
U.S. corporate securities	—	7,167	85	7,252
Foreign securities	—	2,675	3	2,678
Residential mortgage-backed securities	—	571	—	571
Commercial mortgage-backed securities	—	635	—	635
Other asset-backed securities	—	1,035	—	1,035
Redeemable preferred securities	—	19	7	26
Total debt securities	1,313	15,541	96	16,950
Equity securities	43	—	27	70
Total	$1,356	$15,541	$123	$17,020

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018 or 2017. During the three months ended March 31, 2018, there were no transfers into or out of Level 3. During the three months ended March 31, 2017, we had an immaterial amount of gross transfers into and out of Level 3.

Financial Instruments Not Measured at Fair Value in our Consolidated Balance Sheets
The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried in our Consolidated Balance Sheets at adjusted cost or contract value at March 31, 2018 and December 31, 2017 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Mortgage loans	$1,414	$—	$—	$1,427	$1,427
Bank loans	7	—	—	7	7
Equity securities (1)	50	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	367	—	—	346	346
Long-term debt	9,159	—	9,495	—	9,495

(Millions)
December 31, 2017
Assets:
Mortgage loans	$1,496	$—	$—	$1,524	$1,524
Bank loans	7	—	—	7	7
Equity securities (1)	45	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	7	—	—	7	7
Without a fixed maturity	363	—	—	354	354
Long-term debt	9,159	—	9,815	—	9,815

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

Separate Accounts Measured at Fair Value in our Consolidated Balance Sheets
Separate Accounts assets related to our large case pensions products represent funds maintained to meet specific objectives of contract holders.  Since contract holders bear the investment risk of these assets, a corresponding Separate Accounts liability has been established equal to the assets.  These assets and liabilities are carried at fair value.  Net investment income and capital gains and losses accrue directly to such contract holders.  The assets of each account are legally segregated and are not subject to claims arising from our other businesses.  Deposits, withdrawals, net investment income and realized and unrealized capital gains and losses on Separate Accounts assets are not reflected in our Consolidated Statements of Income, Shareholders’ Equity or Cash Flows.

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

Separate Accounts financial assets at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018				December 31, 2017
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$991	$2,574	$1	$3,566	$1,085	$2,611	$2	$3,698
Equity securities	—	6	—	6	—	6	—	6
Common/collective trusts	—	410	—	410	—	448	—	448
Total (1)	$991	$2,990	$1	$3,982	$1,085	$3,065	$2	$4,152

(1)	Excludes $325 million and $144 million of cash and cash equivalents and other receivables at March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018 and 2017, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements were $11 million and $10 million at March 31, 2018 and December 31, 2017, respectively.

There were no financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements at March 31, 2018 or December 31, 2017.

6.     Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Millions)	2018	2017
Health care costs payable, beginning of the period	$5,815	$6,558
Less: Reinsurance recoverables	6	5
Health care costs payable, beginning of the period, net	5,809	6,553
Add: Components of incurred health care costs
Current year	10,974	11,420
Prior years	(503)	(614)
Total incurred health care costs (1)	10,471	10,806

Less: Claims paid
Current year	6,176	6,298
Prior years	4,334	4,742
Total claims paid	10,510	11,040

Health care costs payable, end of period, net	5,770	6,319
Add: Premium deficiency reserve	9	110
Add: Reinsurance recoverables	4	3
Health care costs payable, end of period	$5,783	$6,432

(1)
The three months ended March 31, 2018 total incurred health care costs exclude from the table above $9 million related to a premium deficiency reserve for the 2018 coverage year related to our Medicaid products. The three months ended March 31, 2017 total incurred health care costs exclude $110 million related to a premium deficiency reserve for the 2017 coverage year related to our individual Commercial products. Total incurred health care costs for the three months ended March 31, 2018 and 2017 also exclude from the table above $11 million and $12 million, respectively, of benefit costs recorded in our Health Care segment that are included in our unpaid claims liability.

Our estimates of prior years’ health care costs payable decreased by $503 million and $614 million in the three months ended March 31, 2018 and 2017, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than we originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in estimating our health care costs payable at the end of the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of the current year health care costs payable.

At March 31, 2018, total Health Care liabilities for the estimated ultimate cost of (i) services rendered to our medical members but not yet reported to us and (ii) medical claims which have been reported to us but not yet paid (collectively, “Health Care IBNR”) plus expected development on reported claims totaled approximately $4.9 billion. The substantial majority of the total Health Care IBNR liabilities plus expected development on reported claims at March 31, 2018 related to the current year.

7.    Debt

Long Term Debt
The carrying value of our long-term debt at March 31, 2018 and December 31, 2017 was as follows:

(Millions)	March 31, 2018	December 31, 2017
Senior notes, 1.7% due June 2018 (1)	$1,000	$999
Senior notes, 2.2% due March 2019 (1)	374	374
Senior notes, 5.45% due June 2021	644	647
Senior notes, 4.125% due June 2021	496	496
Senior notes, 2.75% due November 2022	989	988
Senior notes, 2.8% due June 2023	1,292	1,292
Senior notes, 3.5% due November 2024	744	743
Senior notes, 6.625% due June 2036	766	766
Senior notes, 6.75% due December 2037	527	527
Senior notes, 4.5% due May 2042	479	479
Senior notes, 4.125% due November 2042	489	489
Senior notes, 4.75% due March 2044	371	371
Senior notes, 3.875% due August 2047	988	988
Total long-term debt	9,159	9,159
Less current portion of long-term debt	1,374	999
Total long-term debt, less current portion	$7,785	$8,160

(1)
At March 31, 2018, our 1.7% senior notes due June 2018 and our 2.2% senior notes due March 2019 are each classified as current in our Consolidated Balance Sheet. At December 31, 2017, our 1.7% senior notes due June 2018 were classified as current in our Consolidated Balance Sheet.

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

2020 Notes
On February 27, 2017, we announced the redemption for cash of the entire $750 million aggregate principal amount outstanding of our 3.95% senior notes due September 1, 2020 (the “2020 Notes”). We redeemed the 2020 Notes on March 29, 2017 at a redemption price that included a make-whole premium, plus accrued and unpaid interest. We funded the redemption from available cash and short-term debt. As a result of the redemption, we recorded a loss on the early extinguishment of long-term debt of $35 million ($54 million pretax) in the three months ended March 31, 2017. Upon redemption of the 2020 Notes, the entire remaining unamortized effective portion of the hedge loss of $13 million pretax related to the issuance of the 2020 Notes recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the three months ended March 31, 2017.

Refer to Note 10 for additional information regarding hedge losses reclassified from accumulated other comprehensive loss to net income during the three months ended March 31, 2017.

Revolving Credit Facility
On March 27, 2012, we entered into an unsecured $1.5 billion five-year revolving credit agreement (the “Credit Agreement”) with several financial institutions. On September 24, 2012, in connection with the acquisition of Coventry Health Care, Inc., we entered into a First Amendment (the “First Amendment”) to the Credit Agreement and also entered into an Incremental Commitment Agreement (the “Incremental Commitment Agreement”). On March 2, 2015, we entered into a Second Amendment to the Credit Agreement (the “Second Amendment”). On July 30, 2015, in connection with the Humana Transaction, we entered into a Third Amendment to the Credit Agreement (the “Third Amendment”). On March 17, 2017, we entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment,” and together with the First Amendment, the Incremental Commitment Agreement, the Second Amendment, the Third Amendment and the Credit Agreement, resulting in the “Facility”). The Facility is an unsecured $2.0 billion revolving credit agreement that matures on March 27, 2021. The Third Amendment modified the calculation of total debt for purposes of determining compliance prior to the closing date of the Humana Transaction with certain covenants to exclude debt incurred by us to finance the Humana Transaction, the other financing transactions related to the Humana Transaction and/or the payment of fees and expenses incurred in connection therewith so long as either (A) the net proceeds of such debt were set aside to finance the Humana Transaction, the other financing transactions related to the Humana Transaction and/or the payment of fees and expenses incurred in connection therewith or (B) such debt was subject to mandatory redemption in the event that the Humana Merger Agreement was terminated or expired. Among other things, the Fourth Amendment extended the maturity date of the existing Credit Agreement to March 27, 2021, eliminated the availability of swingline loans, provided us with additional time on each business day to provide notice of borrowings and added customary provisions to reflect European Union “bail-in” directive legislation.

In addition, upon our agreement with one or more financial institutions, we may expand the commitments under the Facility by an additional $500 million. The Facility also provides for the issuance of up to $200 million of letters of credit at our request, which count as usage of the available commitments under the Facility.

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at March 31, 2018.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility). We met this requirement at March 31, 2018. There were no amounts outstanding under the Facility at any time during the three months ended March 31, 2018 or 2017.

Terminated Term Loan Agreement
On July 30, 2015, in connection with the Humana Transaction, we entered into a senior three-year $3.2 billion term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. The lenders’ commitments under the Term Loan Agreement terminated on February 14, 2017, as a result of the termination of the Humana Merger Agreement.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at March 31, 2018 was approximately $800 million. At both March 31, 2018 and December 31, 2017, we did not have any outstanding borrowings from the FHLBB.

8.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic (income) benefit cost of our defined benefit pension plans and OPEB plans for the three months ended March 31, 2018 and 2017 were as follows:

	Pension Plans		OPEB Plans
	Three Months Ended March 31,		Three Months Ended March 31,
(Millions)	2018	2017	2018	2017
Amortization of prior service credit	$—	$—	$(1)	$(1)
Interest cost	50	51	2	2
Expected return on plan assets	(102)	(95)	(1)	(1)
Recognized net actuarial losses	16	16	1	1
Net periodic (income) benefit cost	$(36)	$(28)	$1	$1

9.    Shareholders’ Equity

Share Repurchases
On November 21, 2014 and February 28, 2014, our Board of Directors (our “Board”) authorized two separate share repurchase programs of our common shares of up to $1.0 billion each. On February 17, 2017, our Board approved a new share repurchase program that authorized us to repurchase up to $4.0 billion of our common shares. The repurchases are effected from time to time in the open market, through negotiated transactions, including accelerated share repurchase (“ASR”) agreements, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

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

We recorded the initial delivery of our common shares as a decrease to retained earnings of approximately $2.6 billion, and recorded the remaining approximately $0.7 billion as a decrease to additional paid-in capital in our Consolidated Balance Sheet. In August 2017, we reclassified the approximately $0.7 billion recorded as a decrease to additional paid-in capital to a reduction of retained earnings upon final settlement of the ASR agreements.

We did not repurchase any of our common shares during the three months ended March 31, 2018. At March 31, 2018, we had remaining authorization to repurchase an aggregate of up to approximately $1.2 billion of our common shares under the February 17, 2017 program. As a result of the CVS Merger Agreement, our ability to repurchase our common shares prior to the completion of the merger contemplated by the CVS Merger Agreement (the “Merger”) is limited.

Dividends
During the three months ended March 31, 2018 our Board declared the following cash dividend:

Date Declared	Dividend Amount Per Share	Shareholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
Three months ended March 31, 2018
February 23, 2018	$.50	April 12, 2018	April 27, 2018	$164

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

Declaration and payment of future dividends are at the discretion of our Board and may be adjusted at any time without prior notice as business needs or marketplace conditions change.

Stock-based Employee Incentive Plans
On March 2, 2018, 1.0 million restricted stock units (“RSUs”) were granted to certain employees. Each vested RSU represents one common share and will be paid in common shares, net of taxes, at the end of the applicable vesting period.  The RSUs generally will become 100% vested approximately three years from the grant date, with one-third vesting each December. No performance stock units or stock appreciation rights were granted during the three months ended March 31, 2018.

The stock appreciation rights (“SARs”) granted to certain employees during first quarter of 2017 had an estimated grant date fair value per SAR of $32.30. The grant date fair value per SAR was calculated using a modified Black-Scholes option pricing model using the following assumptions during the first quarter of 2017:

2017
Expected term (in years)	7.21
Volatility	26.52%
Risk-free interest rate	2.22%
Dividend yield	1.71%
Initial price	$125.27

The expected term is based on historical equity award activity. Volatility is based on a weighted average of the historical volatility of our stock price and implied volatility from traded options on our stock. The risk-free interest rate is based on a U.S. Treasury rate with a life equal to the expected life of the SARs grant. This rate was calculated by interpolating between the 7-year and 10-year U.S. Treasury rates for the 2017 SARs grant. The dividend yield is based on our expected dividends for the upcoming 12 months subsequent to the grant date.

Regulatory Requirements
Under applicable regulatory requirements at March 31, 2018, the amount of dividends that may be paid through the end of 2018 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was $1.5 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the first quarter of 2018, our insurance and HMO subsidiaries paid $100 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $10.1 billion and $9.4 billion at March 31, 2018 and December 31, 2017, respectively.

Non-controlling (Minority) Interests
At March 31, 2018, and December 31, 2017, continuing business non-controlling interests were $267 million and $257 million, respectively, primarily related to third party interests in our operating entities.

10.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Millions)	2018	2017
Previously impaired debt securities: (1)
Beginning of period balance	$5	$16
Adoption of new accounting standard (Note 2)	1	—
Net unrealized losses ($(15) and $(2) pretax)	(12)	(1)
Less: Net reclassification of losses to earnings ($(14) and $(2) pretax) (2)	(11)	(1)
Other comprehensive (loss) income	(1)	—
End of period balance	5	16

All other securities:
Beginning of period balance	326	297
Adoption of new accounting standards (Note 2) ($7 pretax)	65	—
Net unrealized (losses) gains ($(256) and $92 pretax)	(202)	60
Less: Net reclassification of gains to earnings ($23 and $25 pretax) (2)	18	16
Other comprehensive (loss) income	(220)	44
End of period balance	171	341

Derivatives and foreign currency:
Beginning of period balance	(4)	(235)
Adoption of new accounting standard (Note 2)	(1)	—
Net unrealized losses ($0 and $(2) pretax)	—	(1)
Less: Net reclassification of losses to earnings ($(1) and $(343) pretax) (3)	(1)	(223)
Other comprehensive income	1	222
End of period balance	(4)	(13)

Pension and OPEB plans:
Beginning of period balance	(1,571)	(1,630)
Adoption of new accounting standard (Note 2)	(342)	—
Less: Net amortization of net actuarial losses ($(16) and $(17) pretax) (4)	(13)	(11)
Less: Net amortization of prior service credit ($1 and $2 pretax) (4)	1	1
Other comprehensive income	12	10
End of period balance	(1,901)	(1,620)

Total beginning of period accumulated other comprehensive loss	(1,244)	(1,552)
Adoption of new accounting standards (Note 2)	(277)	—
Total other comprehensive (loss) income	(208)	276
Total end of period accumulated other comprehensive loss	$(1,729)	$(1,276)

(1)
Represents specifically identified unrealized gains and losses on the non-credit related component of impaired debt securities that we do not intend to sell and subsequent changes in the fair value of any previously impaired security.

(2)
Reclassifications out of accumulated other comprehensive income for specifically identified previously impaired debt securities and all other securities are reflected in net realized capital gains (losses) within our Consolidated Statements of Income.

(3)
Reclassifications out of accumulated other comprehensive income for specifically identified foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within our Consolidated Statements of Income, except for the specifically identified effective portion of derivatives related to cash flow hedges which are reflected in interest expense. During the three months ended March 31, 2017, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the entire $750 million aggregate principal amount outstanding of the 2020 Notes and reclassified out of accumulated other comprehensive income the remaining $336 million pre-tax unrealized hedge losses as a realized capital loss within our Consolidated Statements of Income. Refer to Note 7 for additional information.

(4)
Reclassifications out of accumulated other comprehensive income for specifically identified pension and OPEB plan expenses are reflected in operating expenses within our Consolidated Statements of Income. Refer to Note 8 for additional information.

11.	Earnings Per Common Share

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) attributable to Aetna by the weighted-average number of common shares outstanding during the reporting period.  Diluted EPS is computed in a similar manner, except that the weighted average number of common shares outstanding is adjusted for the dilutive effects of our outstanding stock-based compensation awards, but only if the effect is dilutive.

The computations of basic and diluted EPS for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(Millions, except per common share data)	2018	2017
Net income (loss) attributable to Aetna	$1,209	$(381)
Weighted average shares used to compute basic EPS	327.6	343.8
Dilutive effect of outstanding stock-based compensation awards	2.0	—
Weighted average shares used to compute diluted EPS	329.6	343.8
Basic EPS	$3.69	$(1.11)
Diluted EPS	$3.67	$(1.11)

The stock-based compensation awards excluded from the calculation of diluted EPS for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
(Millions)	2018	2017
SARs (1)	—	—
Other stock-based compensation awards (2)	.6	.9
In-the-money anti-dilutive stock-based compensation awards (3)	—	10.6

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
PSUs and certain market stock units with performance conditions are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

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

12.     Reinsurance

We utilize reinsurance agreements primarily to reduce our required capital and to facilitate the acquisition or disposition of certain insurance contracts. Ceded reinsurance agreements permit us to recover a portion of our losses from reinsurers, although they do not discharge our primary liability as the direct insurer of the risks reinsured.

In January 2018, we entered into two four-year reinsurance agreements with an unrelated reinsurer. The agreements allow us to reduce our required capital and provide collateralized excess of loss reinsurance coverage on a portion of our group Commercial Insured Health Care business.

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. During the first quarter of 2017, we recorded a discounted estimated liability and expense of $231 million pretax for our estimated share of future assessments by applicable life and health guaranty associations which reflects a 3.5% discount rate. The undiscounted estimated liability was $347 million. The expense was recorded in operating expenses in our Consolidated Statements of Income, and the liability was recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets. We did not record an asset for expected premium tax offsets for our in force business at March 31, 2018 as the amount was not material. It is reasonably possible that in the future we may record a liability and expense relating to other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

Other Litigation and Regulatory Proceedings
We are involved in numerous other lawsuits arising, for the most part, in the ordinary course of our business operations, including claims of or relating to bad faith, medical malpractice, non-compliance with state and federal regulatory regimes, marketing misconduct, failure to timely or appropriately pay or administer claims and benefits in our Health Care and divested group insurance businesses (including our post-payment audit and collection practices and reductions in payments to providers due to sequestration), provider network structure (including the use of performance-based networks and termination of provider contracts), provider directory accuracy, rescission of insurance coverage, improper disclosure of personal information, anticompetitive practices, intellectual property litigation, other legal proceedings in our Health Care and divested group insurance businesses and employment litigation.  Some of these other lawsuits are or are purported to be class actions.  We intend to defend ourselves vigorously against the claims brought in these matters.

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

In addition, our operations, current and past business practices, current and past contracts, and accounts and other books and records are subject to routine, regular and special investigations, audits, examinations and reviews by, and from time to time we receive subpoenas and other requests for information from, CMS, the U.S. Department of Health and Human Services, various state insurance and health care regulatory authorities, state attorneys general, treasurers and offices of inspector general, the Center for Consumer Information and Insurance Oversight, the OIG, the Office of Personnel Management, the U.S. Department of Labor, the U.S. Department of the Treasury, the U.S. Food and Drug Administration, committees, subcommittees and members of the U.S. Congress, the DOJ, the Federal Trade Commission, U.S. attorneys and other state, federal and international governmental authorities. These government actions include inquiries by, and testimony before, certain members, committees and subcommittees of the U.S. Congress regarding the CVS Health Transaction, our withdrawal from certain states’ Public Exchanges for 2017, certain of our current and past business practices, including our overall claims processing and payment practices, our business practices with respect to our small group products, student health products or individual customers (such as market withdrawals, rating information, premium increases and medical benefit ratios), executive compensation matters and travel and entertainment expenses, as well as the investigations by, and subpoenas and requests from, attorneys general and others described above under “Out-of-Network Benefit Proceedings.”  We also have produced documents and information to the Civil Division of the DOJ in cooperation with a current investigation of our patient chart review processes in connection with risk adjustment data submissions under Parts C and D of the Medicare program.

A significant number of states are investigating life insurers’ claims payment and related escheat practices. These investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.  In the fourth quarter of 2013, we made changes to our life insurance claim payment practices (including related escheatment practices) based on evolving industry practices and regulatory expectations and interpretations, including expanding our existing use of the Social Security Administration’s Death Master File to identify additional potentially unclaimed death benefits and locate applicable beneficiaries. As a result of these changes, in the fourth quarter of 2013, we increased our estimated liability for unpaid life insurance claims with respect to insureds who passed away on or before December 31, 2013, and recorded in current and future benefits a charge of $36 million ($55 million pretax). Given the judicial, legislative and regulatory uncertainty with respect to life insurance claim payment and related escheat practices, it is reasonably possible that we may incur additional liability related to those practices, whether as a result of litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

There also continues to be a heightened level of review and/or audit by regulatory authorities of, and increased litigation regarding, our and the rest of the health care and related benefits industry’s business and reporting practices, including premium rate increases, utilization management, development and application of medical policies, complaint, grievance and appeal processing, information privacy, provider network structure (including provider network adequacy, the use of performance-based networks and termination of provider contracts), provider directory accuracy, calculation of minimum medical loss ratios and/or payment of related rebates, delegated arrangements, rescission of insurance coverage, limited benefit health products, student health products, pharmacy benefit management practices (including the use of narrow networks and the placement of drugs in formulary tiers), sales practices, customer service practices, vendor oversight and claim payment practices (including payments to out-of-network providers).

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

14.    Segment Information

Effective for the first quarter of 2018, we realigned our business segments to correspond with changes to our management structure and internal management reporting, which reflect our evolving business strategy of helping our members live healthier lives. Refer to Note 1 for further discussion.

Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. The chief executive officer assesses our consolidated results based on adjusted earnings and assesses business segment results based on pre-tax adjusted earnings because income taxes are recorded in our Corporate/Other category and are not allocated to our business operations.

Summarized financial information of our segment operations(1) for the three months ended March 31, 2018 and 2017 were as follows:

(Millions)	Health Care	Corporate/Other	Total Company
Three Months Ended March 31, 2018
Revenue from external customers	$14,995	$137	$15,132
Pre-tax adjusted earnings (loss)(2)	1,486	(48)	1,438
Three Months Ended March 31, 2017
Revenue from external customers	$14,688	$550	$15,238
Pre-tax adjusted earnings (loss)(2)	1,481	(30)	1,451

(1)	Total assets by segment are not disclosed as this information is not reviewed by the chief executive officer.

(2)	Pre-tax adjusted earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of income (loss) before income taxes to pre-tax adjusted earnings (1) for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,
(Millions)	2018	2017
Income (loss) before income taxes (GAAP measure)	$1,465	$(628)
Less: Income before income taxes attributable to non-controlling interests (GAAP measure)	13	3
Income (loss) before income taxes attributable to Aetna (GAAP measure)	1,452	(631)
Gain related to sale of certain domestic group insurance businesses	(113)	—
Transaction and integration-related costs	58	1,212
Loss on early extinguishment of long-term debt	—	246
Penn Treaty-related guaranty fund assessments	—	231
Amortization of other acquired intangible assets	47	60
Net realized capital (gains) losses	(6)	333
Pre-tax adjusted earnings (1)	$1,438	$1,451

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from adjusted earnings and pre-tax adjusted earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During 2017, we sold our domestic group life insurance, group disability insurance and absence management businesses. The transaction was accomplished through an indemnity reinsurance arrangement. A significant portion of the gain on sale was deferred and will be amortized into earnings: (a) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (b) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain. The gain recognized during the three months ended March 31, 2018 does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of our business operations.

•
We recorded transaction and integration-related costs during the three months ended March 31, 2018 related to our proposed acquisition by CVS Health. We also recorded transaction and integration-related costs during the three months ended March 31, 2017 primarily related to the Humana Transaction. Transaction costs include costs associated with the transactions contemplated by the CVS Merger Agreement, real estate costs associated with the cancellation of our previously announced headquarters relocation which will no longer occur due to CVS Health’s proposed acquisition of Aetna, the termination of the Humana Merger Agreement, the termination of our agreement to sell certain assets to Molina and advisory, legal and other professional fees which are reflected in our GAAP Consolidated Statements of Income in operating expenses. Transaction costs also include the negative cost of carry associated with the debt financing that we obtained in June 2016 for the Humana Transaction. Prior to the mandatory redemption of the Special Mandatory Redemption Notes, the negative cost of carry associated with these senior notes was excluded from adjusted earnings and pre-tax adjusted earnings. The negative cost of carry associated with the $2.8 billion aggregate principal amount of our senior notes issued in June 2016 that are not subject to mandatory redemption (the “Other 2016 Senior Notes”) was excluded from adjusted earnings and pre-tax adjusted earnings through the date of the termination of the Humana Merger Agreement. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. Subsequent to the termination of the Humana Merger Agreement, the interest expense and net investment income associated with the Other 2016 Senior Notes were no longer excluded from adjusted earnings and pre-tax adjusted earnings.

•
During the three months ended March 31, 2017, we incurred losses on the early extinguishment of long-term debt due to (a) the mandatory redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes following the termination of the Humana Merger Agreement and (b) the early redemption of the entire $750 million aggregate principal amount outstanding of the 2020 Notes.

•
During the three months ended March 31, 2017, we recorded an expense for estimated future guaranty fund assessments related to Penn Treaty, which was placed in rehabilitation in 2009 and placed in liquidation in March 2017. This expense does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of our business operations.

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

We review the adequacy of this reserve quarterly based on actual experience. As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. The reserve at each of March 31, 2018 and December 31, 2017 reflects management’s best estimate of anticipated future losses and is included in future policy benefits in our Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2018 and 2017 was as follows (pretax):

(Millions)	2018	2017
Reserve, beginning of period	$954	$962
Operating income	1	16
Net realized capital gains	10	14
Reserve, end of period	$965	$992

During the three months ended March 31, 2018, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities. During the three months ended March 31, 2017, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of investment real estate and debt securities.

Assets and liabilities supporting discontinued products (1) at March 31, 2018 and December 31, 2017 were as follows:

(Millions)	2018	2017
Assets:
Debt and equity securities available for sale	$1,533	$1,623
Mortgage loans	526	567
Other investments	549	564
Total investments	2,608	2,754
Other assets	112	71
Receivable from continuing products (2)	481	474
Total assets	$3,201	$3,299
Liabilities:
Future policy benefits	$2,124	$2,165
Reserve for anticipated future losses on discontinued products	965	954
Current and deferred income taxes	19	22
Other liabilities (3)	93	158
Total liabilities	$3,201	$3,299

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of benefit payments of $77 million and $84 million for the three months ended March 31, 2018 and 2017, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three months ended March 31, 2018 or 2017.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries (the “Company”) as of March 31, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively, the “consolidated interim financial information”). Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
The consolidated interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with the respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our review in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ KPMG LLP

Hartford, Connecticut
May 1, 2018

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 40.3 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers’ compensation administrative services and health information technology products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

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

Effective for the first quarter of 2018, we realigned our business segments to correspond with changes to our management structure and internal management reporting, which reflect our evolving business strategy of helping our members live healthier lives. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” for further discussion.

The following MD&A provides a review of our financial condition at March 31, 2018 and December 31, 2017 and operating results for the three months ended March 31, 2018 and 2017. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q as well as the MD&A contained in our 2017 Annual Report on Form 10-K (our “2017 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results

	Three Months Ended March 31,		Change
(Millions)	2018	2017	$	%
Total revenue	$15,335	$15,165	$170	1%
Net income (loss) attributable to Aetna	1,209	(381)	1,590	417%
Adjusted earnings (1)	1,051	939	112	12%

A reconciliation of net income (loss) attributable to Aetna to adjusted earnings (1) for the three months ended March 31, 2018 and 2017 follows:

	Three Months Ended March 31,
(Millions)	2018		2017
Net income (loss) attributable to Aetna (GAAP measure)	$1,209		$(381)
Gain related to sale of certain domestic group insurance businesses	(113)		—
Transaction and integration-related costs	58	1,212	1,212
Loss on early extinguishment of long-term debt	—		246
Penn Treaty-related guaranty fund assessments	—		231
Amortization of other acquired intangible assets	47		60
Net realized capital (gains) losses	(6)		333
Income tax benefit (2)	(144)		(762)
Adjusted earnings (1)	$1,051		$939

(1)
Adjusted earnings excludes from net income (loss) attributable to Aetna net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 14 “Segment Information” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, adjusted earnings excludes from net income (loss) attributable to Aetna the corresponding tax benefit or expense related to the items excluded from adjusted earnings discussed above and the non-recurring tax benefit described in note (2) immediately below. The tax benefit or expense was calculated utilizing the appropriate tax rate for each individual item excluded from adjusted earnings.

(2)	For U.S. income tax purposes, we made an election to liquidate a domestic subsidiary, which resulted in a non-recurring tax benefit of $149 million recorded in the three months ended March 31, 2018.

Our discussion of consolidated operating results is based on adjusted earnings, which is a non-GAAP measure of net income attributable to Aetna (the term “GAAP” refers to U.S. generally accepted accounting principles). Our discussion of operating results for our reportable business segment is based on pre-tax adjusted earnings which is a non-GAAP measure of income before income taxes attributable to Aetna. Non-GAAP financial measures we disclose, such as adjusted earnings and pre-tax adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” for a discussion of non-GAAP measures.

Commentary

•
Net income attributable to Aetna was $1.2 billion for the three months ended March 31, 2018 compared with a net loss of $381 million for the three months ended March 31, 2017. The increase in net income during the three months ended March 31, 2018 compared with a net loss during the three months ended March 31, 2017 was primarily due to the three months ended March 31, 2017 reflecting costs associated with the termination of the Humana Merger Agreement and the increase in adjusted earnings described below.

•
Adjusted earnings increased $112 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase in adjusted earnings during the three months ended March 31, 2018 was primarily due to the favorable impact of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).

•
Total revenue increased $170 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase in total revenue during the three months ended March 31, 2018 was primarily due to:

◦	Membership growth in our Medicare products;

◦	The adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018;

◦
The three months ended March 31, 2017 reflecting a realized capital loss of $336 million pre-tax due to unamortized cash flow hedge losses being recognized into earnings upon the redemption of certain of our senior notes; and

◦	The favorable impact of the reinstatement of the ACA’s (as defined below) health insurer fee (the “HIF”) for 2018; largely offset by

◦	Lower membership in our ACA compliant individual and small group and Medicaid products; and

◦	The Group Insurance sale (as defined below) during the fourth quarter of 2017.

•
Our effective tax rate was 16.8 percent and 39.6 percent for the three months ended March 31, 2018 and 2017, respectively. The decrease in our effective tax rate for the three months ended March 31, 2018 was primarily due to the reduced corporate income tax rate specified in the TCJA and a non-recurring tax benefit recorded in the three months ended March 31, 2018, partially offset by the reinstatement of the non-deductible HIF in 2018.

2018 Outlook Update
Our 2017 quarterly adjusted earnings progression pattern was significantly impacted by changes in our estimates of risk adjustment payables for our individual and small group ACA compliant products during the second quarter and by targeted investment spending on our growth initiatives during the fourth quarter. We project our 2018 quarterly adjusted earnings progression pattern will be more consistent with the pattern in the years prior to 2017, with quarterly adjusted earnings being highest in the first quarter of 2018 and lowest in the fourth quarter of 2018.

Significant Transactions
Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health Corporation (“CVS Health”) has agreed to acquire all of our outstanding shares for a combination of cash and stock. Under terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including the expiration of the federal Hart-Scott-Rodino anti-trust waiting period and approvals of certain state departments of insurance and other regulators. On February 1, 2018, Aetna and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the CVS Merger Agreement. On March 13, 2018, our shareholders approved and adopted the CVS Merger Agreement and CVS Health’s stockholders approved the issuance of CVS Health shares in the transaction. The CVS Health Transaction is expected to close in the second half of 2018.

Divestiture of Domestic Group Life Insurance, Group Disability Insurance and Absence Management Businesses
On November 1, 2017, we completed the sale of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain. During the three months ended March 31, 2018, we recognized $113 million pre-tax of the deferred gain into earnings.

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

On February 14, 2017, Aetna and Humana entered into a mutual termination agreement (the “Termination Agreement”) pursuant to which the parties thereto (collectively, the “Parties”) agreed to terminate the Humana Merger Agreement, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby, entered pursuant thereto or entered in connection therewith (other than certain confidentiality agreements) (collectively with the Humana Merger Agreement, the “Transaction Documents”), effective immediately as of February 14, 2017. Under the Termination Agreement, Aetna agreed to pay Humana the Regulatory Termination Fee (as defined in the Humana Merger Agreement) of $1.0 billion in cash in full satisfaction of any amounts required to be paid by Aetna under the Humana Merger Agreement. The Parties also agreed to release each other from any and all liability, claims, rights, actions, causes of action, suits, liens, obligations, accounts, debts, demands, agreements, promises, liabilities, controversies, costs, charges, damages, expenses and fees, however arising, in connection with, arising out of or related to the Transaction Documents, the transactions contemplated therein or thereby or certain related matters. We paid Humana the Regulatory Termination Fee on February 16, 2017 and funded that payment with the proceeds of the 2016 senior notes (as defined below).

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recorded on a pretax basis in our net income during the three months ended March 31, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income.

In order to address the DOJ’s perceived competitive concerns regarding Medicare Advantage relating to the Humana Transaction, on August 2, 2016, we entered into a definitive agreement (the “Aetna APA”) to sell for cash to Molina Healthcare, Inc. (“Molina”) certain of our Medicare Advantage assets. On February 14, 2017, Aetna and Molina entered into a Termination Agreement (the “APA Termination Agreement”) pursuant to which Aetna terminated the Aetna APA, including all schedules and exhibits thereto, and all ancillary agreements contemplated thereby or entered pursuant thereto. Under the APA Termination Agreement, Aetna agreed to pay Molina in cash (a) a termination fee of $53 million and (b) approximately 70% of Molina’s transaction costs. We paid Molina the termination fee on February 16, 2017 and the applicable transaction costs of $7 million on February 27, 2017 and recorded the expense in operating expenses. The payments were funded with the proceeds of the 2016 senior notes.

Refer to Notes 3 “Proposed Acquisition, Completed Divestiture, Terminated Acquisition and Terminated Divestiture” and 7 “Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the Humana Transaction.

Health Care Reform
The Patient Protection and Affordable Care Act and Health Care Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) has made broad-based changes to the U.S. health care system. We anticipate continued efforts in 2018 and beyond to modify, repeal or replace the ACA, and the future of the ACA is uncertain. We expect aspects of the ACA and/or their implementation or enforcement, including the January 2018 suspension of the HIF for 2019, and uncertainty about the future of the ACA to continue to significantly impact our business operations and operating results, including our pricing and our medical benefit ratios (“MBRs”).

In October 2017, the federal government announced that the Centers for Medicare & Medicaid Services (“CMS”) will curtail payments related to the ACA’s Cost-Sharing Subsidy program. We do not anticipate a material impact to our financial statements as a result of this action, which is the subject of pending litigation.

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

For additional information on the ACA, refer to “Overview - Health Care Reform,” “Overview - Outlook for 2018,” and “Regulatory Environment” sections in Part II, Item 7 of our 2017 Annual Report and “Risk Factors” in Part 1, Item 1A of our 2017 Annual Report.

Medicare Update
On April 2, 2018, CMS issued its final notice detailing final 2019 Medicare Advantage benchmark payment rates (the “Final Notice”). Overall we project the benchmark rates in the Final Notice will increase funding for our Medicare Advantage business, excluding the impact of coding trend, by approximately 2.5 percent in 2019 compared to 2018.

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure in Note 14 “Segment Information” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Effective for the first quarter of 2018, we realigned our business segments to correspond with changes to our management structure and internal management reporting, which reflect our evolving business strategy of helping our members live healthier lives. Refer to Note 1 “Organization” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Adjusted earnings and pre-tax adjusted earnings discussed in this Quarterly Report on Form 10-Q exclude from income before income taxes attributable to Aetna and net income attributable to Aetna reported in accordance with GAAP net realized capital gains or losses, amortization of other acquired intangible assets and other items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. Although the excluded items may recur, we believe excluding them from income before income taxes attributable to Aetna and net income attributable to Aetna to arrive at pre-tax adjusted earnings and adjusted earnings provides a more useful comparison of our underlying business performance from period to period.  Net realized capital gains and losses arise from various types of transactions, primarily in the course of managing a portfolio of assets that support the payment of liabilities. Amortization of other acquired intangible assets relates to our acquisition activities. These transactions and amortization do not directly relate to the underwriting or servicing of products for our customers and are not directly related to the core performance of our business operations. Pre-tax adjusted earnings is the measure reported to our chief executive officer for purposes of assessing business segment financial performance and making operating decisions. In our business segment discussion in this MD&A, we provide a table that reconciles income before income taxes attributable to Aetna to pre-tax adjusted earnings.  The table details the net realized capital gains or losses, amortization of other acquired intangible assets and any other items excluded from income before income taxes attributable to Aetna, and the footnotes to the table describe the nature of each other item and the reason we believe it is appropriate to exclude that item from income before income taxes attributable to Aetna. Non-GAAP financial measures we disclose, such as pre-tax adjusted earnings and adjusted earnings, should not be considered a substitute for, or superior to, financial measures determined or calculated in accordance with GAAP.

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of this risk) and emerging businesses products and services that complement and enhance our medical products.  We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies. We separately track premiums and health care costs for our Government businesses (which consist of our combined Medicare and Medicaid products). All other medical, dental and other Health Care products are referred to as Commercial. We no longer sell individual Commercial products, and we exited the individual Public Exchanges in 2018.

Operating Summary

	Three Months Ended March 31,		Change
(Millions)	2018	2017	$	%
Premiums:
Commercial	$5,580	$6,129	$(549)	(9)%
Government	7,468	7,111	357	5%
Total premiums	13,048	13,240	(192)	(1)%
Fees and other revenue	1,947	1,448	499	34%
Net investment income	127	117	10	9%
Net realized capital gains	5	1	4	400%
Total revenue	15,127	14,806	321	2%
Benefit costs:
Commercial	4,323	4,860	(537)	(11)%
Government	6,168	6,068	100	2%
Total benefit costs	10,491	10,928	(437)	(4)%
Cost of products sold	373	—	373	100%
Operating expenses	2,759	2,625	134	5%
Amortization of other acquired intangible assets	47	60	(13)	(22)%
Total benefits and expenses	13,670	13,613	57	—%
Income before income taxes including non-controlling interests	1,457	1,193	264	22%
Less: Income before income taxes attributable to non-controlling interests	13	2	11	550%
Income before income taxes attributable to Aetna for Health Care	$1,444	$1,191	$253	21%

We calculate our medical benefit ratio MBRs by dividing benefit costs by premiums. For the three months ended March 31, 2018 and 2017, our Commercial, Government and Total Health Care MBRs were:

	Three Months Ended March 31,		Change
	2018	2017	basis points
Commercial	77.5%	79.3%	(180)
Government	82.6%	85.3%	(270)
Total Health Care	80.4%	82.5%	(210)

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Health Care segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Millions)	2018	2017
Income before income taxes (GAAP measure)	$1,457	$1,193
Less: Income before income taxes attributable to non-controlling interests (GAAP measure)	13	2
Income before income taxes attributable to Aetna for Health Care (GAAP measure)	1,444	1,191
Penn Treaty-related guaranty fund assessments	—	231
Amortization of other acquired intangible assets	47	60
Net realized capital gains	(5)	(1)
Pre-tax adjusted earnings for Health Care	$1,486	$1,481

(1)
Pre-tax adjusted earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other item described in the reconciliation in Note 14 “Segment Information” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commentary

•
Income before income taxes attributable to Aetna for Health Care increased by $253 million for the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase was primarily due to the three months ended March 31, 2017 reflecting a $231 million pre-tax expense related to estimated future guaranty fund assessments as a result of Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) being placed in liquidation.

•
Pre-tax adjusted earnings for Health Care remained relatively consistent for the three months ended March 31, 2018 compared to the corresponding period in 2017. The three months ended March 31, 2018 were favorably impacted by our previously announced exit from individual Commercial products and by membership growth in our Medicare products, substantially offset by lower membership in our Commercial and Medicaid Insured products.

•
Commercial premiums decreased $549 million for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to lower membership in our ACA compliant individual and small group products, partially offset by the reinstatement of the HIF for 2018 and higher premium yields.

•
Our Commercial MBR decreased 180 basis points for the three months ended March 31, 2018 compared to the corresponding period in 2017. The decrease was primarily due to the reinstatement of the HIF for 2018 and our previously announced exit from individual Commercial products for 2018.

•
Government premiums increased $357 million for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to membership growth in our Medicare products and the reinstatement of the HIF for 2018, partially offset by membership declines in our Medicaid products.

•	Our Government MBR decreased 270 basis points for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to the reinstatement of the HIF for 2018.

•
Our Total Health Care MBR for the three months ended March 31, 2018 was negatively impacted by approximately 50 basis points compared with the corresponding period in 2017 due to higher medical costs as a result of a more severe flu season during the three months ended March 31, 2018 compared to the corresponding period in 2017.

•
Fees and other revenue increased $499 million for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to the adoption of new accounting guidance related to revenue recognition effective during the three months ended March 31, 2018.

•
Operating expenses increased by $134 million primarily due to the reinstatement of the HIF for 2018, partially offset by the favorable impact in 2018 from the execution of our expense management initiatives in 2017.

Membership
Health Care’s membership at March 31, 2018 and 2017 was:

	2018			2017			Change
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	4,068	13,737	17,805	4,557	13,351	17,908	(489)	386	(103)
Medicare Advantage	1,722	—	1,722	1,443	—	1,443	279	—	279
Medicare Supplement	748	—	748	711	—	711	37	—	37
Medicaid (1)	1,104	728	1,832	1,570	814	2,384	(466)	(86)	(552)
Total Medical Membership	7,642	14,465	22,107	8,281	14,165	22,446	(639)	300	(339)

Dental:
Total Dental Membership	5,058	7,665	12,723	5,898	8,116	14,014	(840)	(451)	(1,291)

Pharmacy:
Commercial			7,442			8,217			(775)
Medicare PDP (stand-alone)			2,156			2,064			92
Medicare Advantage PDP			1,243			1,106			137
Medicaid (1)			2,256			2,817			(561)
Total Pharmacy Benefit Management Services Membership			13,097			14,204			(1,107)

(1) Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

Commentary

•
Total medical membership at March 31, 2018 decreased 339 thousand members compared to March 31, 2017, primarily reflecting declines in our Medicaid and ACA compliant individual Commercial products. The decrease was partially offset by growth in our Medicare and Commercial ASC products.

•	Total dental membership at March 31, 2018 decreased 1.3 million members compared to March 31, 2017 due to declines in both our dental Insured and ASC products.

•
Total pharmacy benefit management services membership at March 31, 2018 decreased 1.1 million members compared to March 31, 2017, reflecting declines in our Commercial business primarily attributable to our ACA compliant individual and small group products and declines in our Medicaid products.

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

Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. In those cases, we disclose such adjustment separately in our Consolidated Statements of Income.

Refer to Note 15 “Discontinued Products” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the activity in the reserve for anticipated future losses on discontinued products during the three months ended March 31, 2018 and 2017.

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

Presented below is a condensed statement of cash flows for the three months ended March 31, 2018 and 2017. We present net cash flows from operating activities and net cash flows from investing activities separately for our large case pensions products because changes in the insurance reserves for our large case pensions products (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities). Refer to our Consolidated Statements of Cash Flows included in Part I, Item 1 of this Quarterly Report on From 10-Q for additional information.

	Three Months Ended March 31,		Change
(Millions)	2018	2017	$	%
Cash flows from operating activities
Total company excluding large case pensions products	$3,401	$983	$2,418	246%
Large case pensions products	(60)	(84)	24	(29)%
Net cash provided by operating activities	3,341	899	2,442	272%
Cash flows from investing activities
Total company excluding large case pensions products	592	(228)	820	(360)%
Large case pensions products	92	172	(80)	(47)%
Net cash provided by (used for) investing activities	684	(56)	740	(1,321)%
Net cash used for financing activities	(226)	(14,962)	14,736	(98)%
Net increase (decrease) in cash and cash equivalents	$3,799	$(14,119)	$17,918	(127)%

Commentary

•
Cash flows provided by operating activities for Aetna, excluding large case pensions products increased $2.4 billion during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase for the three months ended March 31, 2018 compared to the corresponding period in 2017 was primarily due to the three months ended March 31, 2017 reflecting cash payments associated with the termination of the Humana Merger Agreement and higher advance Medicare payments received from CMS for the three months ended March 31, 2018 compared with the corresponding period in 2017.

•
Cash flows provided by investing activities excluding large case pensions products increased $740 million for the three months ended March 31, 2018 compared to the corresponding period in 2017, primarily due to higher net sales and maturities of investments for the three months ended March 31, 2018.

•
Cash flows used for financing activities were $226 million for the three months ended March 31, 2018 compared with cash flows used for financing activities of $15.0 billion for the three months ended March 31, 2017. The activity for the three months ended March 31, 2018 primarily reflects dividends paid. The activity for the three months ended March 31, 2017 primarily reflects the repayment of long-term debt (including the $10.2 billion principal amount Special Mandatory Redemption Notes) and share repurchases.

Refer to Notes 7 “Debt” and 9 “Shareholders’ Equity” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about debt issuances, debt repayments, share repurchases and dividend payments.

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

2016 Senior Notes
In June 2016, we issued $13.0 billion of 2016 senior notes. In accordance with the terms of the 2016 senior notes, on February 14, 2017, following the termination of the Humana Merger Agreement, we issued a notice of redemption for the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during the three months ended March 31, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income. Refer to Notes 3 “Proposed Acquisition, Completed Divestiture, Terminated Acquisition and Terminated Divestiture” and 7 “Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on these transactions.

2017 Senior Notes
In August 2017, we issued $1.0 billion of 3.875% senior notes due 2047. We used the net proceeds of this offering to repay a portion of our 1.5% senior notes due in November 2017, repay a portion of our floating rate senior notes due in December 2017 and for general corporate purposes.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At both March 31, 2018 and December 31, 2017, we did not have any commercial paper outstanding or outstanding advances from the FHLBB. There were no commercial paper borrowings during the three months ended March 31, 2018.

Our consolidated debt to capitalization ratio (calculated by dividing total long-term debt and short-term debt (“Total Debt”) by the sum of Total Debt and total Aetna shareholders’ equity) was 35.8 percent at March 31, 2018. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common share issuance, reinsurance and pledging or selling of assets.

Interest expense was $89 million for the three months ended March 31, 2018 and $173 million for the three months ended March 31, 2017. The decrease in interest expense during the three months ended March 31, 2018 compared to 2017 was primarily due to a lower long-term debt balance during 2018 compared to 2017.

Refer to Notes 7 “Debt” and 9 “Shareholders’ Equity” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our FHLBB membership and our stock-based compensation awards, respectively.

Form 10-Q Table of Contents

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in our 2017 Annual Report for information on accounting policies that we consider critical in preparing our consolidated financial statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not ultimately reflect the actual amounts that occur.

REGULATORY ENVIRONMENT
Except as described in the “Health Care Reform” section of the MD&A, there were no material changes in the regulation of our business since December 31, 2017.  Refer to the “Regulatory Environment” section in our 2017 Annual Report for information on the regulation of our business.

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

We have not experienced any material changes in exposures to market risk since December 31, 2017. Refer to the information contained in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Annual Report on Form 10-K for a discussion of our exposures to market risk.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2018 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

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

Except as disclosed in MD&A “Overview - Health Care Reform” in this Quarterly Report, there have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of our 2017 Annual Report. Those risk factors could adversely affect our business, financial condition and operating results as well as the market price for our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we did not repurchase any of our common shares. At March 31, 2018, we had remaining authorization to repurchase an aggregate of up to $1.2 billion of our common shares under our February 17, 2017 program; however, as a result of the CVS Merger Agreement, our ability to repurchase our common shares prior to the completion of the merger is limited.

The information contained in Note 9 of Condensed Notes to Consolidated Financial Statements is incorporated herein by reference.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

None.

Form 10-Q Table of Contents

Item 6. Exhibits

Exhibits to this Quarterly Report on Form 10-Q are as follows:

INDEX TO EXHIBITS

10	Material Contracts

10.1	Letter agreement dated October 14, 2015, between Aetna Life Insurance Company and Richard M. Jelinek.*

10.2	Letter agreement dated March 7, 2017, between Aetna Life Insurance Company and Richard M. Jelinek.*

10.3	Letter agreement dated September 25, 2017, between Aetna Life Insurance Company and Richard M. Jelinek.*

10.4	Separation Agreement dated February 13, 2018, between Aetna Inc. and Gary W. Loveman, Ph. D, incorporated herein by reference to Exhibit 10.1 to Aetna Inc.’s Form 8-K filed on February 20, 2018.*

11	Statement re: computation of per share earnings

11.1	“Computation of per share earnings” is incorporated herein by reference to Note 11 of Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated May 1, 2018 related to their review of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Management contract or compensatory plan or arrangement.

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	May 1, 2018	By	/s/ Heather Dixon
Heather Dixon
Vice President, Controller and
Chief Accounting Officer