Form 10-Q
period 2018-06-30
AETNA INC /PA/
filed 2018-08-02
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended June 30, 2018
or

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

There were 327.4 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at June 30, 2018.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2018

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	(Unaudited)
(Millions)	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$7,447	$4,076
Investments	2,611	2,280
Premiums receivable, net	2,139	2,240
Other receivables, net	3,037	2,831
Reinsurance recoverables	1,066	1,050
Income taxes receivable	31	365
Other current assets	3,294	2,681
Total current assets	19,625	15,523
Long-term investments	16,375	17,793
Reinsurance recoverables	3,168	3,323
Goodwill	10,576	10,571
Other acquired intangible assets, net	1,105	1,180
Property and equipment, net	574	586
Deferred income taxes	253	195
Other long-term assets	2,382	1,684
Separate Accounts assets	4,258	4,296
Total assets	$58,316	$55,151

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$5,666	$5,815
Future policy benefits	574	604
Unpaid claims	829	850
Unearned premiums	2,355	654
Policyholders’ funds	3,023	2,918
Current portion of long-term debt	375	999
Accrued expenses and other current liabilities	5,169	4,997
Total current liabilities	17,991	16,837
Future policy benefits	5,617	5,763
Unpaid claims	1,906	1,922
Policyholders’ funds	678	739
Long-term debt, less current portion	7,784	8,160
Other long-term liabilities	2,411	1,597
Separate Accounts liabilities	4,258	4,296
Total liabilities	40,645	39,314
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 327.4 million shares issued and outstanding in 2018; 2.5 billion shares authorized and 326.8 million shares issued and outstanding in 2017) and additional paid-in capital	4,730	4,706
Retained earnings	14,489	12,118
Accumulated other comprehensive loss	(1,816)	(1,244)
Total Aetna shareholders’ equity	17,403	15,580
Non-controlling interests	268	257
Total equity	17,671	15,837
Total liabilities and equity	$58,316	$55,151

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2018	2017	2018	2017
Revenue:
Premiums	$13,301	$13,775	$26,426	$27,538
Fees and other revenue (1)	2,077	1,486	4,084	2,961
Net investment income	206	237	403	497
Net realized capital (losses) gains	(23)	25	(17)	(308)
Total revenue	15,561	15,523	30,896	30,688
Benefits and expenses:
Benefit costs (2)	10,670	11,116	21,244	22,577
Cost of products sold (1)	391	—	764	—
Operating expenses	2,769	2,552	5,556	6,405
Interest expense	88	86	177	259
Amortization of other acquired intangible assets	47	58	94	118
Loss on early extinguishment of long-term debt	—	—	—	246
Reduction of reserve for anticipated future losses on discontinued products	(70)	(109)	(70)	(109)
Total benefits and expenses	13,895	13,703	27,765	29,496
Income before income taxes	1,666	1,820	3,131	1,192
Income taxes:
Current	318	492	653	485
Deferred	131	145	42	(96)
Total income tax expense	449	637	695	389
Net income including non-controlling interests	1,217	1,183	2,436	803
Less: Net income (loss) attributable to non-controlling interests	5	(20)	15	(19)
Net income attributable to Aetna	$1,212	$1,203	$2,421	$822
Earnings per common share:
Basic	$3.70	$3.62	$7.39	$2.43
Diluted	$3.67	$3.60	$7.34	$2.42

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our home delivery and specialty pharmacy operations of $37 million and $69 million (net of pharmaceutical and processing costs of $349 million and $689 million) for the three and six months ended June 30, 2017, respectively. As a result of the adoption of new accounting guidance related to revenue recognition from contracts with customers for the three and six months ended June 30, 2018, (a) specialty and home delivery pharmacy revenue reflects the price of the prescription on a gross basis and (b) specialty and home delivery pharmacy costs of products sold reflects the cost of the prescription and certain administrative expenses. Refer to Note 2 for further discussion.

(2)
Health care costs have been reduced by Insured member co-payments related to our home delivery and specialty pharmacy operations of $31 million and $63 million for the three and six months ended June 30, 2018, respectively, and $32 million and $67 million for the three and six months ended June 30, 2017, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
Net income including non-controlling interests	$1,217	$1,183	$2,436	$803
Other comprehensive (loss) income, net of tax:
Previously impaired debt securities	—	(1)	(1)	(1)
All other securities	(97)	80	(317)	124
Derivatives and foreign currency	(3)	6	(2)	228
Pension and other postretirement employee benefit plans	13	11	25	21
Other comprehensive (loss) income	(87)	96	(295)	372
Comprehensive income including non-controlling interests	1,130	1,279	2,141	1,175
Less: Comprehensive income (loss) attributable to non-controlling interests	5	(20)	15	(19)
Comprehensive income attributable to Aetna	$1,125	$1,299	$2,126	$1,194

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited), including Note 11 for further information about other comprehensive (loss) income.

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Six Months Ended June 30, 2018
Balance at December 31, 2017	326.8	$4,706	$12,118	$(1,244)	$15,580	$257	$15,837
Adoption of new accounting standards (Note 2)	—	—	277	(277)	—	—	—
Net income	—	—	2,421	—	2,421	15	2,436
Other decreases in non-controlling interest	—	—	—	—	—	(4)	(4)
Other comprehensive loss (Note 11)	—	—	—	(295)	(295)	—	(295)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	0.6	24	—	—	24	—	24
Dividends declared	—	—	(327)	—	(327)	—	(327)
Balance at June 30, 2018	327.4	$4,730	$14,489	$(1,816)	$17,403	$268	$17,671

Six Months Ended June 30, 2017
Balance at December 31, 2016	351.7	$4,716	$14,717	$(1,552)	$17,881	$62	$17,943
Net income (loss)	—	—	822	—	822	(19)	803
Other increases in non-controlling interest	—	—	—	—	—	128	128
Other comprehensive income (Note 11)	—	—	—	372	372	—	372
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	1.3	(39)	—	—	(39)	—	(39)
Repurchases of common shares	(20.9)	(661)	(2,639)	—	(3,300)	—	(3,300)
Dividends declared	—	—	(332)	—	(332)	—	(332)
Balance at June 30, 2017	332.1	$4,016	$12,568	$(1,180)	$15,404	$171	$15,575

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Millions)	2018	2017
Cash flows from operating activities:
Net income including non-controlling interests	$2,436	$803
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	17	308
Depreciation and amortization	264	339
Debt fair value amortization	(7)	(10)
Equity in earnings of affiliates, net	(23)	(60)
Stock-based compensation expense	83	94
Reduction of reserve for anticipated future losses on discontinued products	(70)	(109)
Amortization of net investment premium	28	37
Loss on early extinguishment of long-term debt	—	246
Gain on sale of businesses	(234)	—
Changes in assets and liabilities:
Premiums due and other receivables	43	(1,335)
Income taxes	387	(222)
Other assets and other liabilities	36	(432)
Health care and insurance liabilities	1,425	1,033
Net cash provided by operating activities	4,385	692
Cash flows from investing activities:
Proceeds from sales and maturities of investments	5,157	6,091
Cost of investments	(4,543)	(5,736)
Additions to property, equipment and software	(219)	(180)
Cash used for acquisitions, net of cash acquired	(7)	—
Net cash provided by investing activities	388	175
Cash flows from financing activities:
Repayment of long-term debt	(1,000)	(11,734)
Common shares issued under benefit plans, net	(87)	(126)
Common shares repurchased	—	(3,300)
Dividends paid to shareholders	(327)	(254)
Contributions, non-controlling interests	12	125
Net cash used for financing activities	(1,402)	(15,289)
Net increase (decrease) in cash and cash equivalents	3,371	(14,422)
Cash and cash equivalents, beginning of period	4,076	17,996
Cash and cash equivalents, end of period	$7,447	$3,574
Supplemental cash flow information:
Interest paid	$179	$285
Income taxes paid	308	611

 Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Condensed Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization

Effective for the first quarter of 2018, we realigned our business segments to correspond with changes to our management structure and internal management reporting which reflect our evolving business strategy of helping our members live healthier lives. As a result of this realignment, our operations are now conducted in the Health Care reportable segment. Health Care offers a broad range of traditional, voluntary and consumer-directed health insurance products and related services to large and small employers, public sector employers, and Medicaid and Medicare beneficiaries. Our Health Care products are offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of that risk). Health Care also includes emerging business products and services that complement and enhance our medical products.

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

Prior period segment financial information has been restated to conform to the current year presentation. Refer to Note 15 for segment financial information.

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

These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature. The Company has evaluated subsequent events that occurred from the financial statement date through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in Note 6.

Reclassifications
Certain reclassifications were made to 2017 and first-quarter 2018 financial information to conform with current period presentation.

Revenue Recognition
Our revenue includes premiums, fees and other revenue. Refer to Notes 2 and 18 in our 2017 Annual Report for further discussion of our revenue recognition. Our fees and other revenue relate to contracts that can include various combinations of products, services, or series of services, which are generally capable of being distinct and accounted for as separate performance obligations. Fee revenue of approximately $1.3 billion and $2.5 billion for the three and six months ended June 30, 2018, respectively, consists primarily of ASC fees which are received in exchange for performing certain claim processing and member services for our medical members and are recognized as revenue over the period the service is provided. Other revenue of $809 million and $1.6 billion for the three and six months ended June 30, 2018, respectively, primarily relates to our (a) specialty and home delivery pharmacy services to ASC groups and (b) workers’ compensation administrative services. Specialty and home delivery pharmacy services revenue and cost of products sold are recognized when the prescription is shipped. Effective for the first quarter of 2018, specialty and home delivery pharmacy services revenue reflects the price of the prescription on a gross basis (ASC member co-payments and plan sponsor reimbursements) and specialty and home delivery pharmacy cost of products sold reflects the cost of the prescription and certain administrative costs incurred for dispensing the prescription. Workers’ compensation administrative services revenue is recognized once the service is complete.

Accounts receivable related to fees and other revenue was $700 million and $942 million at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, there were no material contract assets, contract liabilities or deferred costs to obtain or fulfill a contract with a customer related to our fees and other revenue. For the three and six months ended June 30, 2018, we had no material bad debt expense.

For the three and six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. The aggregate amount of transaction price allocated to our remaining performance obligations (excluding revenue pertaining to contracts that have an original expected duration of one year or less) was not material. We expect to recognize the majority of our fees and other revenue related to our remaining performance obligations within one calendar year.

Health Insurer Fee
Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) imposes an annual premium-based health insurer fee (“HIF”) for each calendar year payable in September which is not deductible for tax purposes. In December 2015, the Consolidated Appropriation Act was enacted which included a one-year suspension of the HIF for 2017. Accordingly, there was no expense related to the HIF in 2017. We recorded an operating expense of $234 million and $467 million for the three and six months ended June 30, 2018, respectively, related to our estimated share of the 2018 HIF. In January 2018, the HIF was suspended for 2019.

Income Taxes
The accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was considered provisional at December 31, 2017, including the assessment of the mandatory repatriation of foreign earnings, the minimum tax on global intangible low-taxed income and the assertion of permanent reinvestment of foreign earnings. Accordingly, the items were recorded at a reasonable estimate at December 31, 2017. We are still evaluating the income tax effects of these provisions and accordingly there have been no adjustments recorded for these items at June 30, 2018.

New Accounting Standards
Revenue from Contracts with Customers
Effective January 1, 2018, we adopted, on a modified retrospective basis, new accounting guidance related to revenue recognition from contracts with customers. While industry-specific guidance related to contracts with customers within the scope of Accounting Standards Codification (“ASC”) 944 Financial Services - Insurance remains unchanged, most other industry-specific revenue recognition requirements have been removed. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new guidance only impacted contracts with customers outside of the scope of ASC Topic 944. As a result of adopting this new guidance, premiums, fees and other revenue, cost of products sold and operating expenses increased by $59 million, $399 million, $391 million and $67 million, respectively, for the three months ended June 30, 2018 and $114 million, $779 million, $764 million and $129 million, respectively, for the six months ended June 30, 2018, primarily related to modifications to principal versus agent guidance for our home delivery and specialty pharmacy operations. There were no material changes in the timing of our recognition of revenue or net income. We included additional disclosures required by the new accounting guidance under “Revenue Recognition” above.

Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 1, 2018, we adopted new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Under the new guidance, all equity investments in unconsolidated entities are measured at fair value with changes in fair value recognized in net income. We adopted this provision on a modified retrospective basis and recorded an immaterial cumulative effect adjustment from accumulated other comprehensive income to retained earnings in our Consolidated Balance Sheet during the six months ended June 30, 2018. We also elected, on a prospective basis, to report equity investments without a readily determinable fair value at cost less impairment, plus or minus subsequent adjustments for observable price changes. The new guidance also revises certain disclosures regarding financial assets and liabilities. The adoption of this new guidance did not have a material impact on our financial position or operating results.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
Effective January 1, 2018, we adopted, on a retrospective basis, new accounting guidance related to the presentation of net periodic pension costs and net periodic postretirement benefit costs. Under the new guidance, the service cost component of these net periodic costs is required to be reported in the same income statement line item as other employee compensation costs for services rendered during the period. The other components of these net periodic costs generally are required to be presented in the income statement separately from the service cost component and outside of a subtotal of income from operations. The other components of these net periodic costs are included within operating expenses in our Consolidated Statements of Income because the amounts are not material and thus separate presentation is not required. The net periodic benefit costs for our pension and other postretirement employee benefit plans do not contain a service cost component as these defined benefit plans have been frozen for an extended period of time. The adoption of this new guidance did not have a material impact on our financial position or operating results.

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

3.    Proposed Acquisition, Completed Divestiture, Terminated Acquisition and Terminated Divestiture

Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health Corporation (“CVS Health”) has agreed to acquire all of our outstanding shares for a combination of cash and stock. Under the terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including the expiration of the federal Hart-Scott-Rodino anti-trust waiting period and approvals of certain state departments of insurance and other regulators. On February 1, 2018, Aetna and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the CVS Merger Agreement. On March 13, 2018, our shareholders approved and adopted the CVS Merger Agreement, and CVS Health’s stockholders approved the issuance of CVS Health shares in the transaction.

Divestiture of Domestic Group Life Insurance, Group Disability Insurance and Absence Management Businesses
On November 1, 2017, we completed the sale of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain. The deferred gain liability was recorded in accrued expenses and other current liabilities and in other long-term liabilities in our Consolidated Balance Sheets, and the gain recognition is being recorded in fees and other revenue in our Consolidated Statements of Income. During the three and six months ended June 30, 2018, we recognized $121 million and $234 million, respectively, pre-tax of the deferred gain into earnings.

Revenue and income before income taxes for the businesses sold were $579 million and $37 million, respectively, for the three months ended June 30, 2017 and $1.1 billion and $63 million, respectively, for the six months ended June 30, 2017.

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

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized certain costs in our net income during the six months ended June 30, 2017. Refer to Note 8 for additional information.

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

4.    Investments

Total investments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018			December 31, 2017
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,440	$13,657	$16,097	$2,101	$14,849	$16,950
Mortgage loans	166	1,234	1,400	166	1,330	1,496
Other investments	5	1,484	1,489	13	1,614	1,627
Total investments	$2,611	$16,375	$18,986	$2,280	$17,793	$20,073

Debt Securities
Debt securities available for sale at June 30, 2018 and December 31, 2017 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Debt securities:
U.S. government securities	$1,585	$25	$(3)	$1,607
States, municipalities and political subdivisions	2,796	68	(19)	2,845
U.S. corporate securities	6,741	176	(126)	6,791
Foreign securities	2,611	89	(53)	2,647
Residential mortgage-backed securities	524	2	(10)	516
Commercial mortgage-backed securities	591	1	(25)	567
Other asset-backed securities	1,097	3	(8)	1,092
Redeemable preferred securities	30	2	—	32
Total debt securities (1)(2)	$15,975	$366	$(244)	$16,097
December 31, 2017
Debt securities:
U.S. government securities	$1,319	$44	$(1)	$1,362
States, municipalities and political subdivisions	3,287	116	(12)	3,391
U.S. corporate securities	6,886	388	(22)	7,252
Foreign securities	2,498	187	(7)	2,678
Residential mortgage-backed securities	570	5	(4)	571
Commercial mortgage-backed securities	641	3	(9)	635
Other asset-backed securities	1,031	8	(4)	1,035
Redeemable preferred securities	22	4	—	26
Total debt securities(1)(2)	$16,254	$755	$(59)	$16,950

(1)
At both June 30, 2018 and December 31, 2017, we held securities for which we previously recognized an immaterial amount of non-credit related impairments in accumulated other comprehensive loss. These securities had an immaterial amount of net unrealized capital gains at both June 30, 2018 and December 31, 2017.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 for additional information on our accounting for discontinued products). At June 30, 2018, debt securities with a fair value of approximately $2.4 billion, gross unrealized capital gains of $88 million and gross unrealized capital losses of $62 million and, at December 31, 2017, debt securities with a fair value of approximately $2.6 billion, gross unrealized capital gains of $199 million and gross unrealized capital losses of $8 million were included in total debt securities, but support our experience-rated and discontinued products.  Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at June 30, 2018 is shown below by contractual maturity.  Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or we intend to sell a security prior to maturity.

(Millions)	Amortized Cost	Fair Value
Due to mature:
Less than one year	$995	$1,003
One year through five years	5,915	5,924
After five years through ten years	3,246	3,219
Greater than ten years	3,607	3,776
Residential mortgage-backed securities	524	516
Commercial mortgage-backed securities	591	567
Other asset-backed securities	1,097	1,092
Total	$15,975	$16,097

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at June 30, 2018 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government.  At June 30, 2018, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 5.0 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default.  At June 30, 2018, these securities had an average credit quality rating of AAA and a weighted average duration of 6.5 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans).  Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default.  At June 30, 2018, these securities had an average credit quality rating of AA- and a weighted average duration of 1.2 years.

Summarized below are the debt securities we held at June 30, 2018 and December 31, 2017 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total (1)
(Millions, except number of securities)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
June 30, 2018
Debt securities:
U.S. government securities	220	$1,038	$3	8	$14	$—	228	$1,052	$3
States, municipalities and political subdivisions	407	947	12	65	167	7	472	1,114	19
U.S. corporate securities	2,776	4,005	101	231	354	25	3,007	4,359	126
Foreign securities	918	1,393	45	61	124	8	979	1,517	53
Residential mortgage-backed securities	128	290	6	111	97	4	239	387	10
Commercial mortgage-backed securities	117	348	12	63	192	13	180	540	25
Other asset-backed securities	395	598	6	45	84	2	440	682	8
Redeemable preferred securities	7	8	—	—	—	—	7	8	—
Total debt securities(1)	4,968	$8,627	$185	584	$1,032	$59	5,552	$9,659	$244
December 31, 2017
Debt securities:
U.S. government securities	77	$200	$1	14	$22	$—	91	$222	$1
States, municipalities and political subdivisions	318	616	4	111	308	8	429	924	12
U.S. corporate securities	989	1,469	6	284	494	16	1,273	1,963	22
Foreign securities	262	419	3	91	194	4	353	613	7
Residential mortgage-backed securities	111	179	1	98	134	3	209	313	4
Commercial mortgage-backed securities	38	135	1	79	241	8	117	376	9
Other asset-backed securities	150	304	2	79	151	2	229	455	4
Total debt securities(1)	1,945	$3,322	$18	756	$1,544	$41	2,701	$4,866	$59

(1)
At June 30, 2018 and December 31, 2017, debt securities in an unrealized capital loss position of $62 million and $8 million, respectively, and with related fair value of $1.5 billion and $515 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. At June 30, 2018, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at June 30, 2018 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$11	$—	$521	$2	$532	$2
One year through five years	288	6	3,541	49	3,829	55
After five years through ten years	542	21	1,615	47	2,157	68
Greater than ten years	440	27	1,092	49	1,532	76
Residential mortgage-backed securities	28	1	359	9	387	10
Commercial mortgage-backed securities	144	7	396	18	540	25
Other asset-backed securities	14	—	668	8	682	8
Total	$1,467	$62	$8,192	$182	$9,659	$244

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate.  During the three and six months ended June 30, 2018 and 2017 we had the following activity in our mortgage loan portfolio:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
New mortgage loans	$33	$127	$48	$181
Mortgage loans fully repaid	37	52	122	100

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

•	Category 1 - Represents loans of superior quality.

•	Categories 2 to 4 - Represent loans where credit risk is minimal to acceptable; however, these loans may display some susceptibility to economic changes.

•	Categories 5 and 6 - Represent loans where credit risk is not substantial, but these loans warrant management’s close attention.

•	Category 7 - Represents loans where collections are potentially at risk; if necessary, an impairment is recorded.
Based upon our most recent assessments at June 30, 2018 and December 31, 2017, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	June 30, 2018	December 31, 2017
1	$38	$40
2 to 4	1,347	1,447
5 and 6	15	9
7	—	—
Total	$1,400	$1,496

Net Investment Income
Sources of net investment income for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
Debt securities	$142	$190	$287	$380
Mortgage loans	19	21	39	43
Other investments	54	37	96	95
Gross investment income	215	248	422	518
Investment expenses	(9)	(11)	(19)	(21)
Net investment income (1)	$206	$237	$403	$497

(1)
Net investment income includes $48 million and $96 million for the three and six months ended June 30, 2018, respectively, and $59 million and $125 million for the three and six months ended June 30, 2017, respectively, related to investments supporting our experience-rated and discontinued products.

The decrease in net investment income for the three and six months ended June 30, 2018 compared to the corresponding periods of 2017 was primarily due to the transfer of investments supporting our reinsured life and disability insurance policies into a trust established by HLAIC for our benefit as part of the Group Insurance sale during the fourth quarter of 2017.

Realized Capital Gains/Losses
Net realized capital (losses) gains for the three and six months ended June 30, 2018 and 2017, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in earnings	$(6)	$(1)	$(19)	$(3)
Other net realized capital (losses) gains	(17)	26	2	(305)
Net realized capital (losses) gains	$(23)	$25	$(17)	$(308)

The net realized capital losses for the three and six months ended June 30, 2018 were primarily attributable to losses from the sale of debt securities and yield related impairments on debt securities. The net realized capital losses for the six months ended June 30, 2018 were partially offset by gains from the sale of investment real estate. The net realized capital gains for the three months ended June 30, 2017 were primarily attributable to sales of debt securities and investment real estate. The net realized capital losses for the six months ended June 30, 2017 were primarily attributable to the recognition into earnings of the entire unamortized effective portion of the related hedge losses upon the mandatory redemption of $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of the entire $750 million aggregate principal amount of our senior notes due 2020.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three or six months ended June 30, 2018 or 2017.

The portion of unrealized capital gains and losses recognized during the three and six months ended June 30, 2018 related to investments in equity securities held as of the reporting date was not material.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
Proceeds on sales	$1,680	$1,562	$3,152	$2,646
Gross realized capital gains	13	30	36	39
Gross realized capital losses	24	13	39	25

Variable Interest Entities
We have investments in certain hedge fund and private equity investments and real estate partnerships that are considered Variable Interest Entities (“VIE’s”).  We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds. In evaluating whether we are the primary beneficiary of a VIE, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We were not the primary beneficiary of any VIE at June 30, 2018 or December 31, 2017.

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

The total amount of other variable interest holder VIE assets included in long-term investments in our Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 were as follows:

(Millions)	June 30, 2018	December 31, 2017
Hedge fund investments	$311	$351
Private equity investments	481	453
Real estate partnerships	242	247
Total	$1,034	$1,051

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at June 30, 2018 and December 31, 2017 were as follows:

(Millions)	June 30, 2018	December 31, 2017
Assets:
Hedge fund investments	$44,578	$54,789
Private equity investments	28,863	27,342
Real estate partnerships	6,364	6,451
Total	$79,805	$88,582

Liabilities:
Hedge fund investments	$9,157	$12,073
Private equity investments	3,094	2,461
Real estate partnerships	4,692	4,691
Total	$16,943	$19,225

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

The fair values of our Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at June 30, 2018 or December 31, 2017.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at June 30, 2018 or December 31, 2017.  The total fair value of our broker quoted debt securities was $65 million at June 30, 2018 and $67 million at December 31, 2017.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2018 or December 31, 2017. Financial assets measured at fair value on a recurring basis in our Consolidated Balance Sheets at June 30, 2018 and December 31, 2017 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Debt securities:
U.S. government securities	$1,526	$81	$—	$1,607
States, municipalities and political subdivisions	—	2,845	—	2,845
U.S. corporate securities	—	6,695	96	6,791
Foreign securities	—	2,644	3	2,647
Residential mortgage-backed securities	—	516	—	516
Commercial mortgage-backed securities	—	567	—	567
Other asset-backed securities	—	1,092	—	1,092
Redeemable preferred securities	—	25	7	32
Total debt securities	1,526	14,465	106	16,097
Equity securities	18	—	47	65
Total	$1,544	$14,465	$153	$16,162
December 31, 2017
Assets:
Debt securities:
U.S. government securities	$1,313	$49	$—	$1,362
States, municipalities and political subdivisions	—	3,390	1	3,391
U.S. corporate securities	—	7,167	85	7,252
Foreign securities	—	2,675	3	2,678
Residential mortgage-backed securities	—	571	—	571
Commercial mortgage-backed securities	—	635	—	635
Other asset-backed securities	—	1,035	—	1,035
Redeemable preferred securities	—	19	7	26
Total debt securities	1,313	15,541	96	16,950
Equity securities	43	—	27	70
Total	$1,356	$15,541	$123	$17,020

There were no transfers between Levels 1 and 2 during the three or six months ended June 30, 2018 or 2017. During the three and six months ended June 30, 2018, there were no transfers into or out of Level 3. During the three and six months ended

June 30, 2017, we had gross transfers out of Level 3 of $42 million primarily related to commercial mortgage-backed securities for which observable market data was subsequently received.

Financial Instruments Not Measured at Fair Value in our Consolidated Balance Sheets
The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried in our Consolidated Balance Sheets at adjusted cost or contract value at June 30, 2018 and December 31, 2017 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Mortgage loans	$1,400	$—	$—	$1,415	$1,415
Bank loans	6	—	—	6	6
Equity securities (1)	49	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	370	—	—	344	344
Long-term debt	8,159	—	8,350	—	8,350

(Millions)
December 31, 2017
Assets:
Mortgage loans	$1,496	$—	$—	$1,524	$1,524
Bank loans	7	—	—	7	7
Equity securities (1)	45	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	7	—	—	7	7
Without a fixed maturity	363	—	—	354	354
Long-term debt	9,159	—	9,815	—	9,815

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts financial assets at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018				December 31, 2017
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$917	$2,654	$1	$3,572	$1,085	$2,611	$2	$3,698
Equity securities	—	6	—	6	—	6	—	6
Common/collective trusts	—	402	—	402	—	448	—	448
Total (1)	$917	$3,062	$1	$3,980	$1,085	$3,065	$2	$4,152

(1)	Excludes $278 million and $144 million of cash and cash equivalents and other receivables at June 30, 2018 and December 31, 2017, respectively.

During the three and six months ended June 30, 2018 and 2017, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements were $11 million and $10 million at June 30, 2018 and December 31, 2017, respectively.

There were no financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements at June 30, 2018 or December 31, 2017.

6.    The ACA’s Risk Adjustment Program

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

Our net receivable related to the ACA’s risk adjustment program at June 30, 2018 was $109 million, and our net payable related to the ACA’s risk adjustment program at December 31, 2017 was $39 million.

In July 2018, the Centers for Medicare & Medicaid Services (“CMS”) announced that a February 2018 U.S. District Court ruling prevents CMS from making further collections or payments under the ACA’s risk adjustment program for the 2014 through 2018 benefit years. CMS subsequently announced that it had taken administrative action which allows the resumption of 2017 benefit year risk adjustment operations and is seeking a resolution with respect to the 2018 benefit year. As a result, we continue to believe the amounts due to us under that program are collectible.

7.    Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Millions)	2018	2017
Health care costs payable, beginning of the period	$5,815	$6,558
Less: Reinsurance recoverables	6	5
Health care costs payable, beginning of the period, net	5,809	6,553
Add: Components of incurred health care costs
Current year	21,598	22,123
Prior years	(548)	(750)
Total incurred health care costs (1)	21,050	21,373

Less: Claims paid
Current year	16,493	16,580
Prior years	4,711	5,224
Total claims paid	21,204	21,804

Health care costs payable, end of period, net	5,655	6,122
Add: Premium deficiency reserve	8	120
Add: Reinsurance recoverables	3	4
Health care costs payable, end of period	$5,666	$6,246

(1)
The six months ended June 30, 2018 total incurred health care costs in the table above exclude $8 million related to a premium deficiency reserve for the 2018 coverage year related to our Medicaid products. The six months ended June 30, 2017 total incurred health care costs in the table above exclude $120 million related to a premium deficiency reserve for the 2017 coverage year related to our individual Commercial products. Total incurred health care costs for the six months ended June 30, 2018 and 2017 in the table above also exclude $24 million and $26 million, respectively, of benefit costs recorded in our Health Care segment that are included in our unpaid claims liability.

Our estimates of prior years’ health care costs payable decreased by $548 million and $750 million in the six months ended June 30, 2018 and 2017, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than we originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in estimating our health care costs payable at the end of the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of the current year health care costs payable.

At June 30, 2018, total Health Care liabilities for the estimated ultimate cost of (i) services rendered to our medical members but not yet reported to us and (ii) medical claims which have been reported to us but not yet paid (collectively, “Health Care IBNR”) plus expected development on reported claims totaled approximately $4.3 billion. Substantially all of the total Health Care IBNR liabilities plus expected development on reported claims at June 30, 2018 related to the current year.

8.    Debt

Long Term Debt
The carrying value of our long-term debt at June 30, 2018 and December 31, 2017 was as follows:

(Millions)	June 30, 2018	December 31, 2017
Senior notes, 1.7% due June 2018 (1)	$—	$999
Senior notes, 2.2% due March 2019 (1)	375	374
Senior notes, 5.45% due June 2021	641	647
Senior notes, 4.125% due June 2021	497	496
Senior notes, 2.75% due November 2022	989	988
Senior notes, 2.8% due June 2023	1,292	1,292
Senior notes, 3.5% due November 2024	744	743
Senior notes, 6.625% due June 2036	766	766
Senior notes, 6.75% due December 2037	528	527
Senior notes, 4.5% due May 2042	479	479
Senior notes, 4.125% due November 2042	489	489
Senior notes, 4.75% due March 2044	371	371
Senior notes, 3.875% due August 2047	988	988
Total long-term debt	8,159	9,159
Less current portion of long-term debt	375	999
Total long-term debt, less current portion	$7,784	$8,160

(1)
At June 30, 2018, our 2.2% senior notes due March 2019 were classified as current in our Consolidated Balance Sheet. At December 31, 2017, our 1.7% senior notes due June 2018 were classified as current in our Consolidated Balance Sheet.

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

2020 Notes
On February 27, 2017, we announced the redemption for cash of the entire $750 million aggregate principal amount of our 3.95% senior notes due September 1, 2020 (the “2020 Notes”). We redeemed the 2020 Notes on March 29, 2017 at a redemption price that included a make-whole premium, plus accrued and unpaid interest. We funded the redemption from available cash and short-term debt. As a result of the redemption, we recorded a loss on the early extinguishment of long-term debt of $35 million ($54 million pretax) in the six months ended June 30, 2017. Upon redemption of the 2020 Notes, the entire remaining unamortized effective portion of the hedge loss of $13 million pretax related to the issuance of the 2020 Notes recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the six months ended June 30, 2017.

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at June 30, 2018.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility). We met this requirement at June 30, 2018. There were no amounts outstanding under the Facility at any time during the six months ended June 30, 2018 or 2017.

Terminated Term Loan Agreement
On July 30, 2015, in connection with the Humana Transaction, we entered into a senior three-year $3.2 billion term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. The lenders’ commitments under the Term Loan Agreement terminated on February 14, 2017, as a result of the termination of the Humana Merger Agreement.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at June 30, 2018 was approximately $895 million. At both June 30, 2018 and December 31, 2017, we did not have any outstanding borrowings from the FHLBB.

9.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic (income) benefit cost of our defined benefit pension plans and OPEB plans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Amortization of prior service credit	$—	$—	$—	$—	$(1)	$(1)	$(2)	$(2)
Interest cost	50	51	100	102	2	2	4	4
Expected return on plan assets	(102)	(95)	(204)	(190)	(1)	(1)	(2)	(2)
Recognized net actuarial losses	16	16	32	32	1	1	2	2
Net periodic (income) benefit cost	$(36)	$(28)	$(72)	$(56)	$1	$1	$2	$2

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

We did not repurchase any of our common shares during the six months ended June 30, 2018. At June 30, 2018, we had remaining authorization to repurchase an aggregate of up to approximately $1.2 billion of our common shares under the February 17, 2017 program. As a result of the CVS Merger Agreement, our ability to repurchase our common shares prior to the completion of the merger contemplated by the CVS Merger Agreement (the “Merger”) is limited.

Dividends
During the six months ended June 30, 2018 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Shareholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
Six months ended June 30, 2018
February 23, 2018	$.50	April 12, 2018	April 27, 2018	$164
May 18, 2018	$.50	July 25, 2018	August 1, 2018	$164

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

Stock-based Employee Incentive Plans
On March 2, 2018, 1.0 million restricted stock units (“RSUs”) were granted to certain employees. Each vested RSU represents one common share and will be paid in common shares, net of taxes, at the end of the applicable vesting period.  The RSUs generally will become 100% vested approximately three years from the grant date, with one-third vesting each December. No performance stock units or stock appreciation rights were granted during the six months ended June 30, 2018.

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

Regulatory Requirements
Under applicable regulatory requirements at June 30, 2018, the amount of dividends that may be paid through the end of 2018 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was $1.8 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the second quarter of 2018, our insurance and HMO subsidiaries paid $646 million of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $10.5 billion and $9.4 billion at June 30, 2018 and December 31, 2017, respectively.

Non-controlling (Minority) Interests
At June 30, 2018, and December 31, 2017, continuing business non-controlling interests were $268 million and $257 million, respectively, primarily related to third party interests in our operating entities.

11.    Other Comprehensive (Loss) Income

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
Previously impaired debt securities: (1)
Beginning of period balance	$5	$16	$5	$16
Adoption of new accounting standard (Note 2)	—	—	1	—
Net unrealized losses ($(5), $(2), $(20) and $(3) pretax)	(4)	(1)	(16)	(2)
Less: Net reclassification of losses to earnings ($(5), $0, $(19) and $(2) pretax) (2)	(4)	—	(15)	(1)
Other comprehensive loss	—	(1)	(1)	(1)
End of period balance	5	15	5	15

All other securities:
Beginning of period balance	171	341	326	297
Adoption of new accounting standards (Note 2) ($0, $0, $7, and $0 pretax)	—	—	65	—
Net unrealized (losses) gains ($(147), $158, $(433) and $251 pretax)	(116)	103	(342)	163
Less: Net reclassification of (losses) gains to earnings ($(25), $35, $(32) and $60 pretax) (2)	(19)	23	(25)	39
Other comprehensive (loss) income	(97)	80	(317)	124
End of period balance	74	421	74	421

Derivatives and foreign currency:
Beginning of period balance	(4)	(13)	(4)	(235)
Adoption of new accounting standard (Note 2)	—	—	(1)	—
Net unrealized gains ($0, $9, $0 and $8 pretax)	—	6	—	5
Less: Net reclassification of gains (losses) to earnings ($4, $0, $3 and $(343) pretax) (3)	3	—	2	(223)
Other comprehensive (loss) income	(3)	6	(2)	228
End of period balance	(7)	(7)	(7)	(7)

Pension and OPEB plans:
Beginning of period balance	(1,901)	(1,620)	(1,571)	(1,630)
Adoption of new accounting standard (Note 2)	—	—	(342)	—
Less: Net amortization of net actuarial losses ($(18), $(17), $(34) and $(34) pretax) (4)	(14)	(11)	(27)	(22)
Less: Net amortization of prior service credit ($1, $0, $2 and $2 pretax) (4)	1	—	2	1
Other comprehensive income	13	11	25	21
End of period balance	(1,888)	(1,609)	(1,888)	(1,609)

Total beginning of period accumulated other comprehensive loss	(1,729)	(1,276)	(1,244)	(1,552)
Adoption of new accounting standards (Note 2)	—	—	(277)	—
Total other comprehensive (loss) income	(87)	96	(295)	372
Total end of period accumulated other comprehensive loss	$(1,816)	$(1,180)	$(1,816)	$(1,180)

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

(3)
Reclassifications out of accumulated other comprehensive income for specifically identified foreign currency gains (losses) and derivatives are reflected in net realized capital gains (losses) within our Consolidated Statements of Income, except for the specifically identified effective portion of derivatives related to cash flow hedges which are reflected in interest expense. During the six months ended June 30, 2017, we redeemed the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the entire $750 million aggregate principal amount of the 2020 Notes and reclassified out of accumulated other comprehensive income the remaining $336 million pre-tax unrealized hedge losses as a realized capital loss within our Consolidated Statements of Income. Refer to Note 8 for additional information.

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

The computations of basic and diluted EPS for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per common share data)	2018	2017	2018	2017
Net income attributable to Aetna	$1,212	$1,203	$2,421	$822
Weighted average shares used to compute basic EPS	327.8	332.5	327.7	338.1
Dilutive effect of outstanding stock-based compensation awards	2.0	2.0	2.0	2.2
Weighted average shares used to compute diluted EPS	329.8	334.5	329.7	340.3
Basic EPS	$3.70	$3.62	$7.39	$2.43
Diluted EPS	$3.67	$3.60	$7.34	$2.42

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
SARs (1)	—	—	—	—
Other stock-based compensation awards (2)	.6	.9	.6	.9

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

(2)
PSUs and certain market stock units with performance conditions are excluded from the calculation of diluted EPS if all necessary performance conditions have not been satisfied at the end of the reporting period.

13.    Reinsurance

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. During the first quarter of 2017, we recorded a discounted estimated liability and expense of $231 million pretax for our estimated share of future assessments by applicable life and health guaranty associations which reflects a 3.5% discount rate. The undiscounted estimated liability was $347 million. The expense was recorded in operating expenses in our Consolidated Statements of Income, and the liability was recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets. We did not record an asset for expected premium tax offsets for our in force business at June 30, 2018 as the amount was not material. It is reasonably possible that in the future we may record a liability and expense relating to other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

On June 30, 2015, the New Jersey District Court granted in part our motion to dismiss the proceeding. The New Jersey District Court dismissed with prejudice the plaintiffs’ RICO and federal antitrust claims; their ERISA claims that are based on our disclosures and our purported breach of fiduciary duties; and certain of their state law claims. The New Jersey District Court also dismissed with prejudice all claims asserted by several medical association plaintiffs. The plaintiffs’ remaining claims are for ERISA benefits and breach of contract. On June 30, 2018, the New Jersey District Court denied the plaintiffs’ request for class certification of the plaintiffs’ remaining claims. At present, the case is proceeding in the New Jersey District Court on behalf of the named plaintiffs only.

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

A significant number of states are investigating life insurers’ claims payment and related escheat practices. These investigations have resulted in significant charges to earnings by other life insurers in connection with related settlements. We have received requests for information from a number of states, and certain of our subsidiaries are being audited, with respect to our life insurance claim payment and related escheat practices.  In the fourth quarter of 2013, we made changes to our life insurance claim payment practices (including related escheatment practices) based on evolving industry practices and regulatory expectations and interpretations, including expanding our existing use of the Social Security Administration’s Death Master File to identify additional potentially unclaimed death benefits and locate applicable beneficiaries. Given the judicial, legislative and regulatory uncertainty with respect to life insurance claim payment and related escheat practices, it is reasonably possible that we may incur liability related to those practices, whether as a result of litigation, government actions or otherwise, which could adversely affect our operating results and cash flows.

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

Summarized financial information of our segment operations(1) for the three and six months ended June 30, 2018 and 2017 were as follows:

(Millions)	Health Care	Corporate/Other	Total Company
Three Months Ended June 30, 2018
Revenue from external customers	$15,237	$141	$15,378
Pre-tax adjusted earnings (loss)(2)	1,602	(45)	1,557
Three Months Ended June 30, 2017
Revenue from external customers	$14,700	$561	$15,261
Pre-tax adjusted earnings (loss)(2)	1,774	(17)	1,757
Six Months Ended June 30, 2018
Revenue from external customers	$30,232	$278	$30,510
Pre-tax adjusted earnings (loss)(2)	3,088	(93)	2,995
Six Months Ended June 30, 2017
Revenue from external customers	$29,388	$1,111	$30,499
Pre-tax adjusted earnings (loss)(2)	3,255	(47)	3,208

(1)	Total assets by segment are not disclosed as this information is not reviewed by the chief executive officer.

(2)	Pre-tax adjusted earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of income before income taxes to pre-tax adjusted earnings (1) for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
Income before income taxes (GAAP measure)	$1,666	$1,820	$3,131	$1,192
Less: Income (loss) before income taxes attributable to non-controlling interests (GAAP measure)	7	(23)	20	(20)
Income before income taxes attributable to Aetna (GAAP measure)	1,659	1,843	3,111	1,212
Gain related to sale of certain domestic group insurance businesses	(121)	—	(234)	—
Transaction and integration-related costs	19	(10)	77	1,202
Reduction of reserve for anticipated future losses on discontinued products	(70)	(109)	(70)	(109)
Loss on early extinguishment of long-term debt	—	—	—	246
Penn Treaty-related guaranty fund assessments	—	—	—	231
Amortization of other acquired intangible assets	47	58	94	118
Net realized capital losses (gains)	23	(25)	17	308
Pre-tax adjusted earnings (1)	$1,557	$1,757	$2,995	$3,208

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from adjusted earnings and pre-tax adjusted earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During 2017, we sold our domestic group life insurance, group disability insurance and absence management businesses. The transaction was accomplished through an indemnity reinsurance arrangement. A significant portion of the gain on sale was deferred and will be amortized into earnings: (a) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (b) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain. The gain recognized during the three and six months ended June 30, 2018 does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of our business operations.

•
We recorded transaction and integration-related costs during the three and six months ended June 30, 2018 related to our proposed acquisition by CVS Health. We also recorded transaction and integration-related costs during the three and six months ended June 30, 2017 primarily related to the Humana Transaction. The negative transaction costs for the three months ended June 30, 2017 reflect the release of previously accrued expenses upon reconciliation to the final actual expenses incurred related to the Humana Transaction. Transaction costs include costs associated with the transactions contemplated by the CVS Merger Agreement, real estate costs associated with the cancellation of our previously announced headquarters relocation which will no longer occur due to CVS Health’s proposed acquisition of Aetna, the termination of the Humana Merger Agreement, the termination of our agreement to sell certain assets to Molina and advisory, legal and other professional fees which are reflected in our GAAP Consolidated Statements of Income in operating expenses. Transaction costs also include the negative cost of carry associated with the debt financing that we obtained in June 2016 for the Humana Transaction. Prior to the mandatory redemption of the Special Mandatory Redemption Notes, the negative cost of carry associated with these senior notes was excluded from adjusted earnings and pre-tax adjusted earnings. The negative cost of carry associated with the $2.8 billion aggregate principal amount of our senior notes issued in June 2016 that are not subject to mandatory redemption (the “Other 2016 Senior Notes”) was excluded from adjusted earnings and pre-tax adjusted earnings through the date of the termination of the Humana Merger Agreement. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. Subsequent to the termination of the Humana Merger Agreement, the interest expense and net investment income associated with the Other 2016 Senior Notes were no longer excluded from adjusted earnings and pre-tax adjusted earnings.

•
In 1993, we discontinued the sale of fully guaranteed large case pensions products and established a reserve for anticipated future losses on these products, which we review quarterly. During both the three months ended June 30, 2018 and 2017, we reduced the reserve for anticipated future losses on discontinued products. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from adjusted earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect our net income attributable to Aetna.

•
During the six months ended June 30, 2017, we incurred losses on the early extinguishment of long-term debt due to (a) the mandatory redemption of the $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes following the termination of the Humana Merger Agreement and (b) the early redemption of the entire $750 million aggregate principal amount of the 2020 Notes.

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

We review the adequacy of this reserve quarterly based on actual experience. As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, we released $55 million ($70 million pretax) and $71 million ($109 million pretax) of the reserve in the three months ended June 30, 2018 and 2017, respectively. The reserve releases during the three months ended June 30, 2018 and 2017 were primarily due to favorable mortality and retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The reserve at each of June 30, 2018 and December 31, 2017 reflects management’s best estimate of anticipated future losses and is included in future policy benefits in our Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2018 and 2017 was as follows (pretax):

(Millions)	2018	2017
Reserve, beginning of period	$954	$962
Operating (loss) income	(2)	25
Net realized capital gains	7	27
Reserve reduction	(70)	(109)
Reserve, end of period	$889	$905

During the six months ended June 30, 2018, our discontinued products reflected an operating loss and net realized capital gains, primarily attributable to gains from the sale of debt securities. During the six months ended June 30, 2017, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from the sale of debt securities and investment real estate.

Assets and liabilities supporting discontinued products (1) at June 30, 2018 and December 31, 2017 were as follows:

(Millions)	2018	2017
Assets:
Debt and equity securities available for sale	$1,470	$1,623
Mortgage loans	528	567
Other investments	559	564
Total investments	2,557	2,754
Other assets	62	71
Receivable from continuing products (2)	433	474
Total assets	$3,052	$3,299
Liabilities:
Future policy benefits	$2,088	$2,165
Reserve for anticipated future losses on discontinued products	889	954
Current and deferred income taxes	34	22
Other liabilities (3)	41	158
Total liabilities	$3,052	$3,299

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of benefit payments of $77 million and $154 million for the three and six months ended June 30, 2018, respectively, and $80 million and $164 million for the three and six months ended June 30, 2017, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three or six months ended June 30, 2018 or 2017.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries (the “Company”) as of June 30, 2018, the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and the related consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017 and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
We conducted our reviews in accordance with the standards of the PCAOB. A review of consolidated interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ KPMG LLP

Hartford, Connecticut
August 2, 2018

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 38.8 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers’ compensation administrative services and health information technology products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

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

The following MD&A provides a review of our financial condition at June 30, 2018 and December 31, 2017 and operating results for the three and six months ended June 30, 2018 and 2017. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q, as well as the MD&A contained in our 2017 Annual Report on Form 10-K (our “2017 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2018 vs 2017		Six Months Ended June 30, 2018 vs 2017
(Millions)	2018	2017	2018	2017	$	%	$	%
Total revenue	$15,561	$15,523	$30,896	$30,688	$38	—%	$208	1%
Net income attributable to Aetna	1,212	1,203	2,421	822	9	1%	1,599	195%
Adjusted earnings (1)	1,132	1,145	2,183	2,084	(13)	(1)%	99	5%

A reconciliation of net income attributable to Aetna to adjusted earnings (1) for the three and six months ended June 30, 2018 and 2017 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
Net income attributable to Aetna (GAAP measure)	$1,212	$1,203	$2,421	$822
Gain related to sale of certain domestic group insurance businesses	(121)	—	(234)	—
Transaction and integration-related costs	19	(10)	77	1,202
Reduction of reserve for anticipated future losses on discontinued products	(70)	(109)	(70)	(109)
Loss on early extinguishment of long-term debt	—	—	—	246
Penn Treaty-related guaranty fund assessments	—	—	—	231
Amortization of other acquired intangible assets	47	58	94	118
Net realized capital losses (gains)	23	(25)	17	308
Income tax expense (benefit) (2)	22	28	(122)	(734)
Adjusted earnings (1)	$1,132	$1,145	$2,183	$2,084

(1)
Adjusted earnings excludes from net income attributable to Aetna net realized capital gains and losses, amortization of other acquired intangible assets and the other items described in the reconciliation in Note 15 “Segment Information” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, adjusted earnings excludes from net income attributable to Aetna the corresponding tax benefit or expense related to the items excluded from adjusted earnings discussed above and the non-recurring tax benefit described in note (2) immediately below. The tax benefit or expense was calculated utilizing the appropriate tax rate for each individual item excluded from adjusted earnings.

(2)	For U.S. income tax purposes, we made an election to liquidate a domestic subsidiary, which resulted in a non-recurring tax benefit of $149 million recorded in the six months ended June 30, 2018.

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

Commentary - Three Months Ended June 30, 2018 vs 2017

•
Net income attributable to Aetna increased $9 million during the three months ended June 30, 2018 compared to the corresponding period in 2017. Our results for the three months ended June 30, 2018 were favorably impacted by a gain recognized as a result of the sale of our domestic group life insurance, group disability insurance and absence management businesses (the "Group Insurance sale") which occurred during fourth-quarter 2017. The increase was substantially offset by the change in adjusted earnings described below, net realized capital losses in the three months ended June 30, 2018 compared to net realized capital gains in the three months ended June 30, 2017 and a larger reduction of our reserve for anticipated future losses on discontinued products in 2017 compared to 2018.

•
Adjusted earnings decreased $13 million during the three months ended June 30, 2018 compared to the corresponding period in 2017 primarily due to lower pre-tax adjusted earnings in our Health Care segment described below and lower adjusted earnings due to the Group Insurance sale which occurred during fourth-quarter 2017, substantially offset by the favorable impact of the Tax Cuts and Jobs Act of 2017 (the “TCJA”).

•
Total revenue increased $38 million during the three months ended June 30, 2018 compared to the corresponding period in 2017. The increase in total revenue during the three months ended June 30, 2018 was primarily due to:

◦	Membership growth in our Medicare products;

◦	The adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018;

◦	The favorable impact of the reinstatement of the ACA’s health insurer fee (the “HIF”) for 2018; and

◦	The gain recognized as a result of the Group Insurance sale which occurred during fourth-quarter 2017; substantially offset by

◦	Lower membership in our ACA compliant individual and small group and Medicaid products; and

◦	Lower revenue as a result of the Group Insurance sale.

•
Our effective tax rate was 27.0 percent and 35.0 percent for the three months ended June 30, 2018 and 2017, respectively. The decrease in our effective tax rate for the three months ended June 30, 2018 was primarily due to the reduced corporate income tax rate specified in the TCJA, partially offset by the reinstatement of the non-deductible HIF for 2018.

Commentary - Six Months Ended June 30, 2018 vs 2017

•
Net income attributable to Aetna increased $1.6 billion during the six months ended June 30, 2018 compared to the corresponding period in 2017 primarily due to the six months ended June 30, 2017 reflecting costs associated with the termination of the Humana Merger Agreement and the increase in adjusted earnings described below.

•
Adjusted earnings increased $99 million during the six months ended June 30, 2018 compared to the corresponding period in 2017 primarily due to the favorable impact of the TCJA, largely offset by lower pre-tax adjusted earnings in our Health Care segment described below and lower adjusted earnings due to the Group Insurance sale which occurred during fourth-quarter 2017.

•
Total revenue increased $208 million during the six months ended June 30, 2018 compared to the corresponding period in 2017. The increase in total revenue during the six months ended June 30, 2018 was primarily due to:

◦	Membership growth in our Medicare products;

◦	The adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018;

◦	The favorable impact of the reinstatement of the HIF for 2018;

◦
The six months ended June 30, 2017 reflecting a realized capital loss of $336 million pre-tax due to unamortized cash flow hedge losses being recognized into earnings upon the redemption of certain of our senior notes; and

◦	The gain recognized as a result of the Group Insurance sale which occurred during fourth-quarter 2017; largely offset by

◦	Lower membership in our ACA compliant individual and small group and Medicaid products; and

◦	Lower revenue as a result of the Group Insurance sale.

•
Our effective tax rate was 22.2 percent and 32.6 percent for the six months ended June 30, 2018 and 2017, respectively. The decrease in our effective tax rate for the six months ended June 30, 2018 was primarily due to the reduced corporate income tax rate specified in the TCJA and a non-recurring tax benefit recorded in the six months ended June 30, 2018, partially offset by the reinstatement of the non-deductible HIF for 2018.

2018 Outlook Update
Changes in our estimated individual and small group ACA compliant product risk adjustments during the second quarter significantly impacted our projected 2018 quarterly adjusted earnings progression pattern.  As a result of these changes to our risk adjustment estimates, we now project our 2018 quarterly adjusted earnings progression pattern will be more consistent with 2017, with quarterly adjusted earnings being the highest in the second quarter of 2018 and lowest in the fourth quarter of 2018.

Significant Transactions
Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health Corporation (“CVS Health”) has agreed to acquire all of our outstanding shares for a combination of cash and stock. Under the terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including the expiration of the federal Hart-Scott-Rodino anti-trust waiting period and approvals of certain state departments of insurance and other regulators. On February 1, 2018, Aetna and CVS Health each received a request for additional information (also known as a “second request”) from the U.S. Department of Justice (the “DOJ”) in connection with the DOJ’s review of the transactions contemplated by the CVS Merger Agreement. On March 13, 2018, our shareholders approved and adopted the CVS Merger Agreement, and CVS Health’s stockholders approved the issuance of CVS Health shares in the transaction. The CVS Health Transaction is expected to close in the second half of 2018.

Divestiture of Domestic Group Life Insurance, Group Disability Insurance and Absence Management Businesses
On November 1, 2017, we completed the sale of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years for the retrospective reinsurance portion of the gain. During the three and six months ended June 30, 2018, we recognized $121 million and $234 million pre-tax, respectively, of the deferred gain into earnings.

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

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recorded on a pretax basis in our net income during the six months ended June 30, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income.

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

Refer to Notes 3 “Proposed Acquisition, Completed Divestiture, Terminated Acquisition and Terminated Divestiture” and 8 “Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the Humana Transaction.

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

In July 2018, the Centers for Medicare & Medicaid Services (“CMS”) announced that a February 2018 U.S. District Court ruling prevents CMS from making further collections or payments under the ACA’s risk adjustment program for the 2014 through 2018 benefit years. CMS subsequently announced that it had taken administrative action which allows the resumption of 2017 benefit year risk adjustment operations and is seeking a resolution with respect to the 2018 benefit year. As a result, we continue to believe the amounts due to us under that program are collectible.

In October 2017, the federal government announced that CMS will curtail payments related to the ACA’s Cost-Sharing Subsidy program. We do not anticipate a material impact to our financial statements as a result of this action, which is the subject of pending litigation.

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

Segment Results and Use of Non-GAAP Measures in this Document
The following discussion of operating results is presented based on our reportable segments in accordance with the accounting guidance for segment reporting and is consistent with our segment disclosure in Note 15 “Segment Information” included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Effective for the first quarter of 2018, we realigned our business segments to correspond with changes to our management structure and internal management reporting which reflect our evolving business strategy of helping our members live healthier lives. Refer to Note 1 “Organization” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

HEALTH CARE

Health Care consists of medical, pharmacy benefit management services, dental, behavioral health and vision plans offered on both an Insured basis (where we assume all or a majority of the risk for medical and dental care costs) and an employer-funded basis (where the plan sponsor under an administrative services contract (“ASC”) assumes all or a majority of that risk) and emerging businesses products and services that complement and enhance our medical products.  We also offer Medicare and Medicaid products and services and other medical products, such as medical management and data analytics services, medical stop loss insurance, workers’ compensation administrative services and products that provide access to our provider networks in select geographies. We separately track premiums and health care costs for our Government businesses (which consist of our combined Medicare and Medicaid products). All other medical, dental and other Health Care products are referred to as Commercial. We no longer sell individual Commercial products, and we exited the individual Public Exchanges in 2018.

Operating Summary

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2018 vs 2017		Six Months Ended June 30, 2018 vs 2017
(Millions)	2018	2017	2018	2017	$	%	$	%
Premiums:
Commercial	$5,807	$6,287	$11,442	$12,416	$(480)	(8)%	$(974)	(8)%
Government	7,476	6,955	14,944	14,066	521	7%	878	6%
Total premiums	13,283	13,242	26,386	26,482	41	—%	(96)	—%
Fees and other revenue	1,954	1,458	3,846	2,906	496	34%	940	32%
Net investment income	135	114	262	231	21	18%	31	13%
Net realized capital (losses) gains	(17)	7	(12)	8	(24)	(343)%	(20)	(250)%
Total revenue	15,355	14,821	30,482	29,627	534	4%	855	3%
Benefit costs:
Commercial	4,475	4,938	8,798	9,798	(463)	(9)%	(1,000)	(10)%
Government	6,116	5,653	12,284	11,721	463	8%	563	5%
Total benefit costs	10,591	10,591	21,082	21,519	—	—%	(437)	(2)%
Cost of products sold	391	—	764	—	391	100%	764	100%
Operating expenses	2,781	2,472	5,540	5,097	309	13%	443	9%
Amortization of other acquired intangible assets	47	58	94	118	(11)	(19)%	(24)	(20)%
Total benefits and expenses	13,810	13,121	27,480	26,734	689	5%	746	3%
Income before income taxes including non-controlling interests	1,545	1,700	3,002	2,893	(155)	(9)%	109	4%
Less: Income (loss) before income taxes attributable to non-controlling interests	7	(23)	20	(21)	30	130%	41	195%
Income before income taxes attributable to Aetna for Health Care	$1,538	$1,723	$2,982	$2,914	$(185)	(11)%	$68	2%

We calculate our medical benefit ratio MBRs by dividing benefit costs by premiums. For the three and six months ended June 30, 2018 and 2017, our Commercial, Government and Total Health Care MBRs were:

					Change
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30, 2018 vs 2017	Six Months Ended June 30, 2018 vs 2017
	2018	2017	2018	2017	basis points	basis points
Commercial	77.1%	78.5%	76.9%	78.9%	(140)	(200)
Government	81.8%	81.3%	82.2%	83.3%	50	(110)
Total Health Care	79.7%	80.0%	79.9%	81.3%	(30)	(140)

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Health Care segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2018	2017	2018	2017
Income before income taxes (GAAP measure)	$1,545	$1,700	$3,002	$2,893
Less: Income (loss) before income taxes attributable to non-controlling interests (GAAP measure)	7	(23)	20	(21)
Income before income taxes attributable to Aetna for Health Care (GAAP measure)	1,538	1,723	2,982	2,914
Penn Treaty-related guaranty fund assessments	—	—	—	231
Amortization of other acquired intangible assets	47	58	94	118
Net realized capital losses (gains)	17	(7)	12	(8)
Pre-tax adjusted earnings for Health Care	$1,602	$1,774	$3,088	$3,255

(1)
Pre-tax adjusted earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other item described in the reconciliation in Note 15 “Segment Information” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commentary - Three Months Ended June 30, 2018 vs 2017

•
Income before income taxes attributable to Aetna for Health Care decreased by $185 million for the three months ended June 30, 2018 compared to the corresponding period in 2017. Pre-tax adjusted earnings for Health Care decreased $172 million for the three months ended June 30, 2018 compared to the corresponding period in 2017. The decreases were primarily due to lower favorable development of prior-periods’ health care cost estimates in our Government products in the three months ended June 30, 2018 compared to the three months ended June 30, 2017, investments in our Medicare growth initiatives and a smaller favorable adjustment in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 of our prior year risk adjustment estimates for our individual and small group ACA compliant products. The impact on both income before income taxes attributable to Aetna for Health Care and pre-tax adjusted earnings for Health Care of our updated prior year risk adjustment estimates for our individual and small group ACA compliant products, net of offsetting items, was approximately $130 million during the three months ended June 30, 2018.

•
Commercial premiums decreased $480 million for the three months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to lower membership in our ACA compliant individual and small group products, partially offset by the reinstatement of the HIF for 2018 and higher premium yields.

•
Our Commercial MBR decreased 140 basis points for the three months ended June 30, 2018 compared to the corresponding period in 2017. The decrease was primarily due to the reinstatement of the HIF for 2018 and the favorable impact of the adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018. The decrease was partially offset by a smaller favorable adjustment in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 of our prior year risk adjustment estimates for our individual and small group ACA compliant products.

•
Government premiums increased $521 million for the three months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to membership growth in our Medicare products and the reinstatement of the HIF for 2018, partially offset by membership declines in our Medicaid products.

•
Our Government MBR increased 50 basis points for the three months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to lower favorable development of prior-periods’ health care cost estimates in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 and new Medicare business mix, largely offset by the reinstatement of the HIF for 2018.

•
Fees and other revenue increased $496 million for the three months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to the adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018.

•	Operating expenses increased by $309 million primarily due to the reinstatement of the HIF for 2018.

Commentary - Six Months Ended June 30, 2018 vs 2017

•
Income before income taxes attributable to Aetna for Health Care increased by $68 million for the six months ended June 30, 2018 compared to the corresponding period in 2017. The increase was primarily due to the six months ended June 30, 2017 reflecting a $231 million pre-tax expense related to estimated future guaranty fund assessments as a result of Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) being placed in liquidation, partially offset by lower pre-tax adjusted earnings described below.

•
Pre-tax adjusted earnings for Health Care decreased $167 million for the six months ended June 30, 2018 compared to the corresponding period in 2017. The decrease was primarily due to investments in our Medicare growth initiatives, lower favorable development of prior-periods’ health care cost estimates in our Government products in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 and a smaller favorable adjustment in the six months ended June 30, 2018 compared to the six months ended June 30, 2017 of our prior year risk adjustment estimates for our individual and small group ACA compliant products. The decrease was partially offset by the favorable impact of our previously announced exit from individual Commercial products.

•
Commercial premiums decreased $974 million for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to lower membership in our ACA compliant individual and small group products, partially offset by the reinstatement of the HIF for 2018 and higher premium yields.

•
Our Commercial MBR decreased 200 basis points for the six months ended June 30, 2018 compared to the corresponding period in 2017. The decrease was primarily due to the reinstatement of the HIF for 2018 and the favorable impact of the adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018.

•
Government premiums increased $878 million for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to membership growth in our Medicare products and the reinstatement of the HIF for 2018, partially offset by membership declines in our Medicaid products.

•
Our Government MBR decreased 110 basis points for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to the reinstatement of the HIF for 2018, partially offset by lower favorable development of prior-periods’ health care cost estimates in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

•
Fees and other revenue increased $940 million for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to the adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018.

•	Operating expenses increased by $443 million primarily due to the reinstatement of the HIF for 2018.

Membership
Health Care’s membership at June 30, 2018 and 2017 was:

	2018			2017			Change
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	3,976	13,793	17,769	4,407	13,375	17,782	(431)	418	(13)
Medicare Advantage	1,734	—	1,734	1,453	—	1,453	281	—	281
Medicare Supplement	757	—	757	724	—	724	33	—	33
Medicaid (1)	1,104	711	1,815	1,307	822	2,129	(203)	(111)	(314)
Total Medical Membership	7,571	14,504	22,075	7,891	14,197	22,088	(320)	307	(13)

Dental:
Total Dental Membership	5,006	7,674	12,680	5,534	8,078	13,612	(528)	(404)	(932)

Pharmacy:
Commercial			7,412			8,087			(675)
Medicare PDP (stand-alone)			2,174			2,062			112
Medicare Advantage PDP			1,258			1,116			142
Medicaid (1)			2,235			2,832			(597)
Total Pharmacy Benefit Management Services Membership			13,079			14,097			(1,018)

(1) Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

Commentary

•
Total medical membership at June 30, 2018 remained relatively consistent compared to June 30, 2017 primarily reflecting declines in our Medicaid and ACA compliant individual Commercial Insured products, largely offset by growth in our Commercial ASC and Medicare products.

•	Total dental membership at June 30, 2018 decreased 932 thousand members compared to June 30, 2017 due to declines in both our dental Insured and ASC products.

•
Total pharmacy benefit management services membership at June 30, 2018 decreased 1.0 million members compared to June 30, 2017, reflecting declines in our Commercial business primarily attributable to our ACA compliant individual products and declines in our Medicaid products.

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

Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. In those cases, we disclose such adjustment separately in our Consolidated Statements of Income. Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review, we released $55 million ($70 million pretax) and $71 million ($109 million pretax) of the reserve in the three months ended June 30, 2018 and 2017, respectively. The reserve releases during the three months ended June 30, 2018 and 2017 were primarily due to favorable mortality and retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The current reserve reflects management’s best estimate of anticipated future losses and is included in future policy benefits in our Consolidated Balance Sheets.

Refer to Note 16 “Discontinued Products” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the activity in the reserve for anticipated future losses on discontinued products during the three and six months ended June 30, 2018 and 2017.

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

Presented below is a condensed statement of cash flows for the six months ended June 30, 2018 and 2017. We present net cash flows from operating activities and net cash flows from investing activities separately for our large case pensions products because changes in the insurance reserves for our large case pensions products (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities). Refer to our Consolidated Statements of Cash Flows included in Part I, Item 1 of this Quarterly Report on From 10-Q for additional information.

	Six Months Ended June 30,		Change
(Millions)	2018	2017	$	%
Cash flows from operating activities
Total company excluding large case pensions products	$4,540	$820	$3,720	454%
Large case pensions products	(155)	(128)	(27)	(21)%
Net cash provided by operating activities	4,385	692	3,693	534%
Cash flows from investing activities
Total company excluding large case pensions products	277	79	198	251%
Large case pensions products	111	96	15	16%
Net cash provided by investing activities	388	175	213	122%
Net cash used for financing activities	(1,402)	(15,289)	13,887	91%
Net increase (decrease) in cash and cash equivalents	$3,371	$(14,422)	$17,793	123%

Commentary

•
Cash flows provided by operating activities for Aetna, excluding large case pensions products increased $3.7 billion during the six months ended June 30, 2018 compared to the corresponding period in 2017. The increase for the six months ended June 30, 2018 compared to the corresponding period in 2017 was primarily due to the timing of cash collections (including higher advance Medicare payments received from CMS for the six months ended June 30, 2018 compared with the corresponding period in 2017), the six months ended June 30, 2017 reflecting cash payments associated with the termination of the Humana Merger Agreement and the timing of tax payments.

•
Cash flows provided by investing activities increased $213 million for the six months ended June 30, 2018 compared to the corresponding period in 2017, primarily due to higher net sales and maturities of investments during the six months ended June 30, 2018.

•
Cash flows used for financing activities were $1.4 billion for the six months ended June 30, 2018 compared with cash flows used for financing activities of $15.3 billion for the six months ended June 30, 2017. The activity for the six months ended June 30, 2018 primarily reflects the repayment of $1.0 billion aggregate principal amount of our senior notes due during second-quarter 2018 and dividends paid. The activity for the six months ended June 30, 2017 primarily reflects the repayment of long-term debt (including the $10.2 billion aggregate principal amount Special Mandatory Redemption Notes) and share repurchases.

Refer to Notes 8 “Debt” and 10 “Shareholders’ Equity” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about debt issuances, debt repayments, share repurchases and dividend payments.

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

2016 Senior Notes
In June 2016, we issued $13.0 billion of 2016 senior notes. In accordance with the terms of the 2016 senior notes, on February 14, 2017, following the termination of the Humana Merger Agreement, we issued a notice of redemption for the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during the six months ended June 30, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income. Refer to Notes 3 “Proposed Acquisition, Completed Divestiture, Terminated Acquisition and Terminated Divestiture” and 8 “Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on these transactions.

2017 Senior Notes
In August 2017, we issued $1.0 billion of 3.875% senior notes due 2047. We used the net proceeds of this offering to repay a portion of our 1.5% senior notes due in November 2017, repay a portion of our floating rate senior notes due in December 2017 and for general corporate purposes.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At both June 30, 2018 and December 31, 2017, we did not have any commercial paper outstanding or outstanding advances from the FHLBB. There were no commercial paper borrowings during the six months ended June 30, 2018.

Our total debt to capitalization ratio (calculated by dividing total long-term debt and short-term debt (“Total Debt”) by the sum of Total Debt and total Aetna shareholders’ equity) was 31.9 percent at June 30, 2018. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common share issuance, reinsurance and pledging or selling of assets.

Interest expense was $88 million and $177 million for the three and six months ended June 30, 2018 and $86 million and $259 million for the three and six months ended June 30, 2017. The decrease in interest expense during the six months ended June 30, 2018 compared to 2017 was primarily due to a lower long-term debt balance during 2018 compared to 2017.

Refer to Notes 8 “Debt” and 10 “Shareholders’ Equity” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on our FHLBB membership and our stock-based compensation awards, respectively.

Form 10-Q Table of Contents

CRITICAL ACCOUNTING ESTIMATES

Refer to “Critical Accounting Estimates” in Part II, Item 7 of our 2017 Annual Report for information on accounting policies that we consider critical in preparing our consolidated financial statements.  These policies include significant estimates we make using information available at the time the estimates are made.  However, these estimates could change materially if different information or assumptions were used, and these estimates may not ultimately reflect the actual amounts that occur.

REGULATORY ENVIRONMENT
Except as described in the “Health Care Reform” section of the MD&A, there were no material changes in the regulation of our business since December 31, 2017.  Refer to “Regulatory Environment” in Part II, Item 7 of our 2017 Annual Report for information on the regulation of our business.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2018 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

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

The information contained in Note 14 of Condensed Notes to Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Except as disclosed in MD&A “Overview - Health Care Reform” in this Quarterly Report, there have been no material changes to the “Risk Factors” disclosed in Part I, Item 1A of our 2017 Annual Report on Form 10-K. Those risk factors could adversely affect our business, financial condition and operating results as well as the market price for our common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we did not repurchase any of our common shares. At June 30, 2018, we had remaining authorization to repurchase an aggregate of up to $1.2 billion of our common shares under our February 17, 2017 program; however, as a result of the CVS Merger Agreement, our ability to repurchase our common shares prior to the completion of the merger is limited.

The information contained in Note 10 of Condensed Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

None.

Form 10-Q Table of Contents

Item 6. Exhibits

Exhibits to this Quarterly Report on Form 10-Q are as follows:

INDEX TO EXHIBITS

11	Statement re: computation of per share earnings

11.1	“Computation of per share earnings” is incorporated herein by reference to Note 12 of Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated August 2, 2018 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	August 2, 2018	By	/s/ Heather Dixon
Heather Dixon
Vice President, Controller and
Chief Accounting Officer