Form 10-Q
period 2018-09-30
AETNA INC /PA/
filed 2018-10-30
CIK 1122304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2018
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 327.4 million shares of the registrant’s voting common stock with a par value of $.01 per share outstanding at September 30, 2018.

Aetna Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2018

Unless the context otherwise requires, references to the terms “we”, “our” or “us” used throughout this Quarterly Report on Form 10-Q (except the Report of Independent Registered Public Accounting Firm), refer to Aetna Inc. (a Pennsylvania corporation) (“Aetna”) and its subsidiaries (collectively, the “Company”).

Form 10-Q Table of Contents

Part I.	Financial Information

Item 1.	Financial Statements

Index to Consolidated Financial Statements

Consolidated Balance Sheets

	(Unaudited)
(Millions)	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$6,769	$4,076
Investments	2,796	2,280
Premiums receivable, net	2,484	2,240
Other receivables, net	3,220	2,831
Reinsurance recoverables	1,063	1,050
Income taxes receivable	—	365
Other current assets	3,039	2,681
Total current assets	19,371	15,523
Long-term investments	15,764	17,793
Reinsurance recoverables	3,177	3,323
Goodwill	10,576	10,571
Other acquired intangible assets, net	1,058	1,180
Property and equipment, net	568	586
Deferred income taxes	127	195
Other long-term assets	2,257	1,684
Separate Accounts assets	4,205	4,296
Total assets	$57,103	$55,151

Liabilities and shareholders’ equity:
Current liabilities:
Health care costs payable	$5,831	$5,815
Future policy benefits	565	604
Unpaid claims	826	850
Unearned premiums	749	654
Policyholders’ funds	3,019	2,918
Current portion of long-term debt	375	999
Income taxes payable	83	—
Accrued expenses and other current liabilities	5,222	4,997
Total current liabilities	16,670	16,837
Future policy benefits	5,568	5,763
Unpaid claims	1,918	1,922
Policyholders’ funds	636	739
Long-term debt, less current portion	7,782	8,160
Other long-term liabilities	1,761	1,597
Separate Accounts liabilities	4,205	4,296
Total liabilities	38,540	39,314
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock ($.01 par value; 2.5 billion shares authorized and 327.4 million shares issued and outstanding in 2018; 2.5 billion shares authorized and 326.8 million shares issued and outstanding in 2017) and additional paid-in capital	4,779	4,706
Retained earnings	15,325	12,118
Accumulated other comprehensive loss	(1,813)	(1,244)
Total Aetna shareholders’ equity	18,291	15,580
Non-controlling interests	272	257
Total equity	18,563	15,837
Total liabilities and equity	$57,103	$55,151

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per common share data)	2018	2017	2018	2017
Revenue:
Premiums	$13,237	$13,272	$39,663	$40,810
Fees and other revenue (1)	2,068	1,443	6,152	4,404
Net investment income	202	233	605	730
Net realized capital (losses) gains	(23)	46	(40)	(262)
Total revenue	15,484	14,994	46,380	45,682
Benefits and expenses:
Benefit costs (2)	10,852	10,960	32,096	33,537
Cost of products sold (1)	390	—	1,154	—
Operating expenses	2,742	2,612	8,298	9,017
Interest expense	85	90	262	349
Amortization of other acquired intangible assets	48	58	142	176
Loss on early extinguishment of long-term debt	—	—	—	246
Reduction of reserve for anticipated future losses on discontinued products	—	—	(70)	(109)
Total benefits and expenses	14,117	13,720	41,882	43,216
Income before income taxes	1,367	1,274	4,498	2,466
Income taxes:
Current	248	470	901	955
Deferred	127	(44)	169	(140)
Total income tax expense	375	426	1,070	815
Net income including non-controlling interests	992	848	3,428	1,651
Less: Net (loss) income attributable to non-controlling interests	(8)	10	7	(9)
Net income attributable to Aetna	$1,000	$838	$3,421	$1,660
Earnings per common share:
Basic	$3.05	$2.54	$10.44	$4.95
Diluted	$3.03	$2.52	$10.37	$4.92

(1)
Fees and other revenue include administrative services contract member co-payments and plan sponsor reimbursements related to our home delivery and specialty pharmacy operations of $31 million and $100 million (net of pharmaceutical and processing costs of $350 million and $1.0 billion) for the three and nine months ended September 30, 2017, respectively. As a result of the adoption of new accounting guidance related to revenue recognition from contracts with customers for the three and nine months ended September 30, 2018, (a) specialty and home delivery pharmacy revenue reflects the price of the prescription on a gross basis and (b) specialty and home delivery pharmacy costs of products sold reflects the cost of the prescription and certain administrative expenses. Refer to Note 2 for further discussion.

(2)
Health care costs have been reduced by Insured member co-payments related to our home delivery and specialty pharmacy operations of $26 million and $86 million for the three and nine months ended September 30, 2018, respectively, and $30 million and $96 million for the three and nine months ended September 30, 2017, respectively.

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Net income including non-controlling interests	$992	$848	$3,428	$1,651
Other comprehensive income (loss), net of tax:
Previously impaired debt securities	—	(1)	(1)	(2)
All other securities	(11)	8	(328)	132
Derivatives and foreign currency	2	1	—	229
Pension and other postretirement employee benefit plans	12	11	37	32
Other comprehensive income (loss)	3	19	(292)	391
Comprehensive income including non-controlling interests	995	867	3,136	2,042
Less: Comprehensive (loss) income attributable to non-controlling interests	(8)	10	7	(9)
Comprehensive income attributable to Aetna	$1,003	$857	$3,129	$2,051

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited), including Note 11 for further information about other comprehensive income (loss).

Index to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Unaudited)

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Nine Months Ended September 30, 2018
Balance at December 31, 2017	326.8	$4,706	$12,118	$(1,244)	$15,580	$257	$15,837
Adoption of new accounting standards (Note 2)	—	—	277	(277)	—	—	—
Net income	—	—	1,209	—	1,209	10	1,219
Other comprehensive loss	—	—	—	(208)	(208)	—	(208)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	0.3	(19)	—	—	(19)	—	(19)
Dividends declared	—	—	(164)	—	(164)	—	(164)
Balance at March 31, 2018	327.1	4,687	13,440	(1,729)	16,398	267	16,665
Net income	—	—	1,212	—	1,212	5	1,217
Other decreases in non-controlling interest	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	(87)	(87)	—	(87)
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	0.3	43	—	—	43	—	43
Dividends declared	—	—	(163)	—	(163)	—	(163)
Balance at June 30, 2018	327.4	4,730	14,489	(1,816)	17,403	268	17,671
Net income (loss)	—	—	1,000	—	1,000	(8)	992
Other increases in non-controlling interest	—	—	—	—	—	12	12
Other comprehensive income (Note 11)	—	—	—	3	3	—	3
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	—	49	—	—	49	—	49
Dividends declared	—	—	(164)	—	(164)	—	$(164)
Balance at September 30, 2018	327.4	$4,779	$15,325	$(1,813)	$18,291	$272	$18,563

Index to Consolidated Financial Statements

		Attributable to Aetna
(Millions)	Number of Common Shares Outstanding	Common Stock and Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Aetna Shareholders’ Equity	Non-Controlling Interests	Total Equity
Nine Months Ended September 30, 2017
Balance at December 31, 2016	351.7	$4,716	$14,717	$(1,552)	$17,881	$62	$17,943
Net (loss) income	—	—	(381)	—	(381)	2	(379)
Other increases in non-controlling interest	—	—	—	—	—	13	13
Other comprehensive income	—	—	—	276	276	—	276
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	0.9	(49)	—	—	(49)	—	(49)
Repurchases of common shares	(20.9)	(661)	(2,639)	—	(3,300)	—	(3,300)
Dividends declared	—	—	(166)	—	(166)	—	(166)
Balance at March 31, 2017	331.7	4,006	11,531	(1,276)	14,261	77	14,338
Net income (loss)	—	—	1,203	—	1,203	(21)	1,182
Other increases in non-controlling interest	—	—	—	—	—	115	115
Other comprehensive income	—	—	—	96	96	—	96
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	0.4	10	—	—	10	—	10
Dividends declared	—	—	(166)	—	(166)	—	(166)
Balance at June 30, 2017	332.1	4,016	12,568	(1,180)	15,404	171	15,575
Net income	—	—	838	—	838	10	848
Other increases in non-controlling interest	—	—	—	—	—	54	54
Other comprehensive income (Note 11)	—	—	—	19	19	—	19
Common shares issued for benefit plans, including tax benefits, net of employee tax withholdings	0.1	30	—	—	30	—	30
Repurchases of common shares	(6.1)	661	(1,206)	—	(545)	—	(545)
Dividends declared	—	—	(163)	—	(163)	—	(163)
Balance at September 30, 2017	326.1	$4,707	$12,037	$(1,161)	$15,583	$235	$15,818

Refer to accompanying Condensed Notes to Consolidated Financial Statements (Unaudited).

Index to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Millions)	2018	2017
Cash flows from operating activities:
Net income including non-controlling interests	$3,428	$1,651
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized capital losses	40	262
Depreciation and amortization	400	499
Debt fair value amortization	(10)	(14)
Equity in earnings of affiliates, net	(30)	(80)
Stock-based compensation expense	125	135
Reduction of reserve for anticipated future losses on discontinued products	(70)	(109)
Amortization of net investment premium	38	54
Loss on early extinguishment of long-term debt	—	246
Gain on sale of businesses	(355)	—
Changes in assets and liabilities:
Premiums due and other receivables	(486)	(184)
Income taxes	625	(15)
Other assets and other liabilities	136	(1,196)
Health care and insurance liabilities	(156)	931
Distributions from partnership investments	—	44
Net cash provided by operating activities	3,685	2,224
Cash flows from investing activities:
Proceeds from sales and maturities of investments	7,164	8,854
Cost of investments	(6,235)	(7,860)
Additions to property, equipment and software	(336)	(301)
Cash used for acquisitions, net of cash acquired	(8)	(24)
Net cash provided by investing activities	585	669
Cash flows from financing activities:
Issuance of long-term debt	—	988
Repayment of long-term debt	(1,000)	(11,734)
Common shares issued under benefit plans, net	(95)	(132)
Common shares repurchased	—	(3,845)
Dividends paid to shareholders	(491)	(420)
Contributions, non-controlling interests	9	182
Net cash used for financing activities	(1,577)	(14,961)
Net increase (decrease) in cash and cash equivalents	2,693	(12,068)
Cash and cash equivalents, beginning of period	4,076	17,996
Cash and cash equivalents, end of period	$6,769	$5,928
Supplemental cash flow information:
Interest paid	$212	$301
Income taxes paid	446	791

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

These interim financial statements necessarily rely on estimates, including assumptions as to annualized tax rates.  In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made.  All such adjustments are of a normal, recurring nature. The Company has evaluated subsequent events that occurred from the financial statement date through the date the financial statements were issued and determined there were no subsequent events to disclose other than as disclosed in Notes 2, 3 and 14.

Reclassifications
Certain reclassifications were made to 2017 financial information to conform with current period presentation.

Revenue Recognition
Our revenue includes premiums, fees and other revenue. Refer to Notes 2 and 18 in our 2017 Annual Report for further discussion of our revenue recognition. Our fees and other revenue relate to contracts that can include various combinations of products, services, or series of services, which are generally capable of being distinct and accounted for as separate performance obligations. Fee revenue of approximately $1.3 billion and approximately $3.8 billion for the three and nine months ended September 30, 2018, respectively, consists primarily of ASC fees which are received in exchange for performing certain claim processing and member services for our medical members and are recognized as revenue over the period the service is provided. Other revenue of $795 million and approximately $2.4 billion for the three and nine months ended September 30, 2018, respectively, primarily relates to our (a) specialty and home delivery pharmacy services to ASC groups, (b) workers’ compensation administrative services and (c) a gain recognized related to the sale of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) which occurred during fourth-quarter 2017. Specialty and home delivery pharmacy services revenue and cost of products sold are recognized when the prescription is shipped. Effective for the first quarter of 2018, specialty and home delivery pharmacy services revenue reflects the price of the prescription on a gross basis (ASC member co-payments and plan sponsor reimbursements) and specialty and home delivery pharmacy cost of products sold reflects the cost of the prescription and certain administrative costs incurred for dispensing the prescription. Workers’ compensation administrative services revenue is recognized once the service is complete. Refer to Note 3 for further discussion on the timing of recognition of the gain related to the Group Insurance sale.

Accounts receivable related to fees and other revenue was $733 million and $942 million at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, there were no material contract assets, contract liabilities or deferred costs to obtain or fulfill a contract with a customer related to our fees and other revenue. For the three and nine months ended September 30, 2018, we had no material bad debt expense.

For the three and nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price) was not material. The aggregate amount of transaction price allocated to our remaining performance obligations (excluding revenue pertaining to contracts that have an original expected duration of one year or less) was not material. We expect to recognize the majority of our fees and other revenue related to our remaining performance obligations within one calendar year.

Health Insurer Fee
Since January 1, 2014, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (as amended, collectively, the “ACA”) imposes an annual premium-based health insurer fee (“HIF”) for each calendar year that generally is payable in September which is not deductible for tax purposes. In December 2015, the Consolidated Appropriation Act was enacted which included a one-year suspension of the HIF for 2017. Accordingly, there was no expense related to the HIF in 2017. We recorded an operating expense of $234 million and $701 million for the three and nine months ended September 30, 2018, respectively, related to our share of the 2018 HIF. In October 2018, we paid $935 million representing our portion of the non tax-deductible 2018 HIF. In January 2018, the HIF was suspended for 2019.

Income Taxes
The accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was considered provisional at December 31, 2017, including the assessment of the mandatory repatriation of foreign earnings, the minimum tax on global intangible low-taxed income and the assertion of permanent reinvestment of foreign earnings. Accordingly, the items were recorded at a reasonable estimate at December 31, 2017. We are still evaluating the income tax effects of these provisions and accordingly there have been no adjustments recorded for these items at September 30, 2018.

New Accounting Standards
Revenue from Contracts with Customers
Effective January 1, 2018, we adopted, on a modified retrospective basis, new accounting guidance related to revenue recognition from contracts with customers. While industry-specific guidance related to contracts with customers within the scope of Accounting Standards Codification (“ASC”) 944 Financial Services - Insurance remains unchanged, most other industry-specific revenue recognition requirements have been removed. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The new guidance only impacted contracts with customers outside of the scope of ASC Topic 944. As a result of adopting this new guidance, premiums, fees and other revenue, cost of products sold and operating expenses increased by $69 million, $392 million, $390 million and $71 million, respectively, for the three months ended September 30, 2018, and $183 million, approximately $1.2 billion, approximately $1.2 billion and $200 million, respectively, for the nine months ended September 30, 2018, primarily related to modifications to principal versus agent guidance for our home delivery and specialty pharmacy operations. There were no material changes in the timing of our recognition of revenue or net income. We included additional disclosures required by the new accounting guidance under “Revenue Recognition” above.

Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 1, 2018, we adopted new accounting guidance related to the recognition and measurement of financial assets and financial liabilities. Under the new guidance, all equity investments in unconsolidated entities are measured at fair value with changes in fair value recognized in net income. We adopted this provision on a modified retrospective basis and recorded an immaterial cumulative effect adjustment from accumulated other comprehensive income to retained earnings in our Consolidated Balance Sheet during the nine months ended September 30, 2018. We also elected, on a prospective basis, to report equity investments without a readily determinable fair value at cost less impairment, plus or minus subsequent adjustments for observable price changes. The new guidance also revises certain disclosures regarding financial assets and liabilities. The adoption of this new guidance did not have a material impact on our financial position or operating results.

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

Future Application of Accounting Standards
Leases
Effective January 1, 2019, we will adopt new accounting guidance related to the recognition, measurement and disclosure requirements for leases. Under the new guidance, lessees will be required to recognize a right-of-use asset and corresponding lease liability on their balance sheets for all leases other than those that meet the definition of a short-term lease. The new guidance also revises certain disclosure requirements regarding leases. While we are still evaluating the impact of adoption of this new guidance, we will be required to record an asset and corresponding liability related to our operating leases (as described in Note 17 in our 2017 Annual Report) on our Consolidated Balance Sheets. The adoption of this new guidance is not expected to have a material impact on our operating results.

Accounting for the Purchase of Callable Debt Securities
Effective January 1, 2019, we will adopt new accounting guidance related to the amortization of purchased callable debt securities held at a premium. Under the new guidance, premiums on callable debt securities are amortized to the earliest call date rather than to the contractual maturity date. Callable debt securities held at a discount will continue to be amortized to the contractual maturity date. The adoption of this new guidance is not expected to have a material impact on our financial position and operating results.

Measurement of Credit Losses on Financial Instruments
Effective January 1, 2020, we will adopt new accounting guidance related to the measurement of credit losses on financial assets and certain other financial instruments. The new guidance requires the use of a new forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other financial instruments. The new guidance also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. We are still evaluating the impact of adoption of this new guidance on our financial position and operating results.

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract
Effective January 1, 2020, we will adopt new accounting guidance related to implementation costs for cloud computing arrangements. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Under the new guidance, the implementation costs are expensed over the term of the hosting arrangement on a straight-line basis. We are still evaluating the impact of the adoption of this new guidance on our financial position and operating results.

Targeted Improvements to the Accounting for Long-Duration Insurance Contracts
Effective January 1, 2021, we will adopt new accounting guidance related to the accounting for and disclosure of long-duration insurance contracts. The new guidance requires us to review cash flow assumptions at least annually and recognize the effect of changes in future cash flow assumptions in net income. We also will be required to update our discount rate assumptions quarterly and recognize the effect of changes in these assumptions in other comprehensive income. The rate used to discount our liability for future policy benefits will be based on an estimate of the yield for an upper-medium-grade fixed-income instrument. In addition, the new guidance changes the amortization method for deferred acquisition costs and requires additional disclosures regarding our long duration insurance contract liabilities in our interim and annual financial statements. We are still evaluating the impact of the adoption of this new guidance on our financial position, operating results and financial statement disclosures.

3.    Proposed Acquisition, Proposed Divestiture, Completed Divestiture, Terminated Acquisition and Terminated Divestiture

Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health Corporation (“CVS Health”) has agreed to acquire all of our outstanding shares for a combination of cash and stock. Under the terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including approvals of certain state departments of insurance and similar regulators. On March 13, 2018, our shareholders approved and adopted the CVS Merger Agreement, and CVS Health’s stockholders approved the issuance of CVS Health shares in the transaction. On October 10, 2018, Aetna and CVS Health entered into a consent decree with the U.S. Department of Justice (the “DOJ”) that allows the CVS Health Transaction to proceed, provided Aetna agrees to sell its individual standalone Medicare Part D prescription drug plans. The consent decree is subject to the normal court approval process. The transactions contemplated by the Divestiture (as defined below) satisfy the consent decree’s divestiture requirement.

Proposed Divestiture to WellCare
On September 26, 2018, we entered into an asset purchase agreement and related agreements with a subsidiary of WellCare Health Plans, Inc. (“WellCare”) pursuant to which WellCare has agreed to acquire all our standalone Medicare Part D prescription drug plans (the “Divestiture”) effective 11:59 p.m. on December 31, 2018. The standalone Medicare Part D prescription drug plans to be divested had an aggregate of approximately 2.2 million members at September 30, 2018. The Divestiture does not affect our individual or group Medicare Advantage, Medicare Advantage Part D or Medicare Supplement products or plans. We will provide administrative services to, and retain the financial results of, the divested plans through 2019. The purchase price is not material to us. Closing of the Divestiture is subject to the closing of the CVS Health Transaction, regulatory approvals and other customary closing conditions.

Divestiture of Domestic Group Life Insurance, Group Disability Insurance and Absence Management Businesses
On November 1, 2017, we completed the Group Insurance sale to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. As used in this Quarterly Report on Form 10-Q with respect to the Group Insurance sale, the terms “gain”, “deferred gain” and “amortization of deferred gain” include both the deferred gain related to the retroactive provisions of the reinsurance contract and the prepaid reinsurance premium paid by HLAIC to Aetna (representing unearned ceding commission to Aetna) allocated to the prospective provisions of the reinsurance contract.

The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years at the closing date) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years at the closing date for the retrospective reinsurance portion of the gain. Approximately $950 million of the approximately $1.1 billion pre-tax deferred gain was allocated to the prospective provisions of the reinsurance contract. The deferred gain liability was recorded in accrued expenses and other current liabilities and in other long-term liabilities in our Consolidated Balance Sheets, and the gain recognition is being recorded in fees and other revenue in our Consolidated Statements of Income. During the three and nine months ended September 30, 2018, we recognized $121 million and $355 million, respectively, pre-tax of the deferred gain into earnings. The remaining pre-tax deferred gain liability was approximately $650 million at September 30, 2018, of which approximately $530 million relates to the prospective provisions of the reinsurance contract.

Revenue and income before income taxes for the businesses sold were $585 million and $30 million, respectively, for the three months ended September 30, 2017 and $1.7 billion and $93 million, respectively, for the nine months ended September 30, 2017.

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

4.    Investments

Total investments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018			December 31, 2017
(Millions)	Current	Long-term	Total	Current	Long-term	Total
Debt securities available for sale	$2,646	$13,073	$15,719	$2,101	$14,849	$16,950
Mortgage loans	150	1,228	1,378	166	1,330	1,496
Other investments	—	1,463	1,463	13	1,614	1,627
Total investments	$2,796	$15,764	$18,560	$2,280	$17,793	$20,073

Debt Securities
Debt securities available for sale at September 30, 2018 and December 31, 2017 were as follows:

(Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Debt securities:
U.S. government securities	$1,686	$19	$(3)	$1,702
States, municipalities and political subdivisions	2,484	54	(28)	2,510
U.S. corporate securities	6,653	176	(110)	6,719
Foreign securities	2,395	88	(46)	2,437
Residential mortgage-backed securities	611	1	(14)	598
Commercial mortgage-backed securities	610	—	(25)	585
Other asset-backed securities	1,143	2	(8)	1,137
Redeemable preferred securities	29	2	—	31
Total debt securities (1)(2)	$15,611	$342	$(234)	$15,719
December 31, 2017
Debt securities:
U.S. government securities	$1,319	$44	$(1)	$1,362
States, municipalities and political subdivisions	3,287	116	(12)	3,391
U.S. corporate securities	6,886	388	(22)	7,252
Foreign securities	2,498	187	(7)	2,678
Residential mortgage-backed securities	570	5	(4)	571
Commercial mortgage-backed securities	641	3	(9)	635
Other asset-backed securities	1,031	8	(4)	1,035
Redeemable preferred securities	22	4	—	26
Total debt securities(1)(2)	$16,254	$755	$(59)	$16,950

(1)
At both September 30, 2018 and December 31, 2017, we held securities for which we previously recognized an immaterial amount of non-credit related impairments in accumulated other comprehensive loss. These securities had an immaterial amount of net unrealized capital gains at both September 30, 2018 and December 31, 2017.

(2)
Investment risks associated with our experience-rated and discontinued products generally do not impact our operating results (refer to Note 16 for additional information on our accounting for discontinued products). At September 30, 2018, debt securities with a fair value of approximately $2.3 billion, gross unrealized capital gains of $80 million and gross unrealized capital losses of $55 million and, at December 31, 2017, debt securities with a fair value of approximately $2.6 billion, gross unrealized capital gains of $199 million and gross unrealized capital losses of $8 million were included in total debt securities, but support our experience-rated and discontinued products. Changes in net unrealized capital gains (losses) on these securities are not reflected in accumulated other comprehensive income.

The fair value of debt securities at September 30, 2018 is shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid, or we intend to sell a security prior to maturity.

(Millions)	Amortized Cost	Fair Value
Due to mature:
Less than one year	$817	$824
One year through five years	5,694	5,700
After five years through ten years	3,078	3,055
Greater than ten years	3,658	3,820
Residential mortgage-backed securities	611	598
Commercial mortgage-backed securities	610	585
Other asset-backed securities	1,143	1,137
Total	$15,611	$15,719

Mortgage-Backed and Other Asset-Backed Securities
All of our residential mortgage-backed securities at September 30, 2018 were issued by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and carry agency guarantees and explicit or implicit guarantees by the U.S. Government. At September 30, 2018, our residential mortgage-backed securities had an average credit quality rating of AAA and a weighted average duration of 5.4 years.

Our commercial mortgage-backed securities have underlying loans that are dispersed throughout the United States.  Significant market observable inputs used to value these securities include loss severity and probability of default. At September 30, 2018, these securities had an average credit quality rating of AAA and a weighted average duration of 6.4 years.

Our other asset-backed securities have a variety of underlying collateral (e.g., automobile loans, credit card receivables, home equity loans and commercial loans). Significant market observable inputs used to value these securities include the unemployment rate, loss severity and probability of default. At September 30, 2018, these securities had an average credit quality rating of AA- and a weighted average duration of 1.2 years.

Summarized below are the debt securities we held at September 30, 2018 and December 31, 2017 that were in an unrealized capital loss position, aggregated by the length of time the investments have been in that position:

	Less than 12 months			Greater than 12 months			Total (1)
(Millions, except number of securities)	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
September 30, 2018
Debt securities:
U.S. government securities	137	$500	$2	26	$75	$1	163	$575	$3
States, municipalities and political subdivisions	497	1,132	18	89	233	10	586	1,365	28
U.S. corporate securities	2,391	3,589	73	450	662	37	2,841	4,251	110
Foreign securities	777	1,187	35	126	205	11	903	1,392	46
Residential mortgage-backed securities	119	396	7	125	156	7	244	552	14
Commercial mortgage-backed securities	99	293	9	84	252	16	183	545	25
Other asset-backed securities	442	669	5	65	136	3	507	805	8
Redeemable preferred securities	4	5	—	—	—	—	4	5	—
Total debt securities(1)	4,466	$7,771	$149	965	$1,719	$85	5,431	$9,490	$234
December 31, 2017
Debt securities:
U.S. government securities	77	$200	$1	14	$22	$—	91	$222	$1
States, municipalities and political subdivisions	318	616	4	111	308	8	429	924	12
U.S. corporate securities	989	1,469	6	284	494	16	1,273	1,963	22
Foreign securities	262	419	3	91	194	4	353	613	7
Residential mortgage-backed securities	111	179	1	98	134	3	209	313	4
Commercial mortgage-backed securities	38	135	1	79	241	8	117	376	9
Other asset-backed securities	150	304	2	79	151	2	229	455	4
Total debt securities(1)	1,945	$3,322	$18	756	$1,544	$41	2,701	$4,866	$59

(1)
At September 30, 2018 and December 31, 2017, debt securities in an unrealized capital loss position of $55 million and $8 million, respectively, and with related fair value of $1.4 billion and $515 million, respectively, related to experience-rated and discontinued products.

We reviewed the securities in the tables above and concluded that these are performing assets generating investment income to support the needs of our business. In performing this review, we considered factors such as the quality of the investment security based on research performed by our internal credit analysts and external rating agencies and the prospects of realizing the carrying value of the security based on the investment’s current prospects for recovery. At September 30, 2018, we did not intend to sell these securities, and we did not believe it was more likely than not that we would be required to sell these securities prior to anticipated recovery of their amortized cost basis.

The maturity dates for debt securities in an unrealized capital loss position at September 30, 2018 were as follows:

	Supporting discontinued and experience-rated products		Supporting remaining products		Total
(Millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Due to mature:
Less than one year	$8	$—	$423	$2	$431	$2
One year through five years	238	5	3,118	47	3,356	52
After five years through ten years	498	18	1,523	43	2,021	61
Greater than ten years	456	24	1,324	48	1,780	72
Residential mortgage-backed securities	33	1	519	13	552	14
Commercial mortgage-backed securities	139	7	406	18	545	25
Other asset-backed securities	15	—	790	8	805	8
Total	$1,387	$55	$8,103	$179	$9,490	$234

Mortgage Loans
Our mortgage loans are collateralized by commercial real estate. During the three and nine months ended September 30, 2018 and 2017 we had the following activity in our mortgage loan portfolio:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
New mortgage loans	$42	$27	$90	$209
Mortgage loans fully repaid	53	90	175	190

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
Based upon our most recent assessments at September 30, 2018 and December 31, 2017, our mortgage loans were given the following credit quality indicators:

(In Millions, except credit ratings indicator)	September 30, 2018	December 31, 2017
1	$41	$40
2 to 4	1,322	1,447
5 and 6	15	9
7	—	—
Total	$1,378	$1,496

Net Investment Income
Sources of net investment income for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Debt securities	$148	$184	$435	$564
Mortgage loans	18	22	57	65
Other investments	47	43	143	138
Gross investment income	213	249	635	767
Investment expenses	(11)	(16)	(30)	(37)
Net investment income (1)	$202	$233	$605	$730

(1)
Net investment income includes $44 million and $140 million for the three and nine months ended September 30, 2018, respectively, and $61 million and $186 million for the three and nine months ended September 30, 2017, respectively, related to investments supporting our experience-rated and discontinued products.

The decrease in net investment income for the three and nine months ended September 30, 2018 compared to the corresponding periods of 2017 was primarily due to the transfer of investments supporting our reinsured life and disability insurance policies into a trust established by HLAIC for our benefit as part of the Group Insurance sale during the fourth quarter of 2017.

Realized Capital Gains/Losses
Net realized capital (losses) gains for the three and nine months ended September 30, 2018 and 2017, excluding amounts related to experience-rated contract holders and discontinued products, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Other-than-temporary impairment (“OTTI”) losses on debt securities recognized in earnings	$(14)	$(3)	$(33)	$(5)
Other net realized capital (losses) gains	(9)	49	(7)	(257)
Net realized capital (losses) gains	$(23)	$46	$(40)	$(262)

The net realized capital losses for the three and nine months ended September 30, 2018 were primarily attributable to yield related impairments on debt securities and losses from the sale of debt securities. The net realized capital losses for the nine months ended September 30, 2018 were partially offset by gains from the sale of investment real estate. The net realized capital gains for the three months ended September 30, 2017 were primarily attributable to gains from other investments and the sale of debt securities. The net realized capital losses for the nine months ended September 30, 2017 were primarily attributable to the recognition into earnings of the entire unamortized effective portion of the related hedge losses upon the mandatory redemption of $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes and the redemption of the entire $750 million aggregate principal amount of our senior notes due 2020.

We had no individually material realized capital losses on debt or equity securities that impacted our operating results during the three or nine months ended September 30, 2018 or 2017.

The portion of unrealized capital gains and losses recognized during the three and nine months ended September 30, 2018 related to investments in equity securities held as of the reporting date was not material.

Excluding amounts related to experience-rated and discontinued products, proceeds from the sale of available for sale debt securities and the related gross realized capital gains and losses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Proceeds on sales	$1,215	$1,181	$4,367	$3,827
Gross realized capital gains	7	18	43	57
Gross realized capital losses	15	6	54	31

Variable Interest Entities
We have investments in certain hedge fund and private equity investments and real estate partnerships that are considered Variable Interest Entities (“VIEs”). We do not have a future obligation to fund losses or debts on behalf of these investments; however, we may voluntarily contribute funds. In evaluating whether we are the primary beneficiary of a VIE, we considered several factors, including whether we (a) have the power to direct the activities that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses and the right to receive benefits that could potentially be significant to the VIE. We were not the primary beneficiary of any VIE at September 30, 2018 or December 31, 2017.

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

The total amount of other variable interest holder VIE assets included in long-term investments in our Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 were as follows:

(Millions)	September 30, 2018	December 31, 2017
Hedge fund investments	$282	$351
Private equity investments	511	453
Real estate partnerships	248	247
Total	$1,041	$1,051

The carrying value of the total assets and liabilities of our other variable interest holder VIE investments at September 30, 2018 and December 31, 2017 were as follows:

(Millions)	September 30, 2018	December 31, 2017
Assets:
Hedge fund investments	$45,661	$54,789
Private equity investments	29,423	27,342
Real estate partnerships	6,296	6,451
Total	$81,380	$88,582

Liabilities:
Hedge fund investments	$9,713	$12,073
Private equity investments	2,583	2,461
Real estate partnerships	4,635	4,691
Total	$16,931	$19,225

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

The fair values of our Level 2 debt securities are obtained using models, such as matrix pricing, which use quoted market prices of debt securities with similar characteristics or discounted cash flows to estimate fair value. We review these prices to ensure they are based on observable market inputs that include, but are not limited to, quoted prices for similar assets in active markets, quoted prices for identical assets in inactive markets and inputs that are observable but not prices (for example, interest rates and credit risks). We also review the methodologies and the assumptions used to calculate prices from these observable inputs. On a quarterly basis, we select a sample of our Level 2 debt securities’ prices and compare them to prices provided by a secondary source. Variances over a specified threshold are identified and reviewed to confirm the price provided by the primary source represents an appropriate estimate of fair value. In addition, our internal investment team consistently compares the prices obtained for select Level 2 debt securities to the team’s own independent estimates of fair value for those securities. We obtained one price for each of our Level 2 debt securities and did not adjust any of these prices at September 30, 2018 or December 31, 2017.

We also value certain debt securities using Level 3 inputs.  For Level 3 debt securities, fair values are determined by outside brokers or, in the case of certain private placement securities, are priced internally.  Outside brokers determine the value of these debt securities through a combination of their knowledge of the current pricing environment and market flows.  We obtained one non-binding broker quote for each of these Level 3 debt securities and did not adjust any of these quotes at September 30, 2018 or December 31, 2017.  The total fair value of our broker quoted debt securities was $63 million at September 30, 2018 and $67 million at December 31, 2017.  Examples of these broker quoted Level 3 debt securities include certain U.S. and foreign corporate securities and certain of our commercial mortgage-backed securities as well as other asset-backed securities.  For some of our private placement securities, our internal staff determines the value of these debt securities by analyzing spreads of corporate and sector indices as well as interest spreads of comparable public bonds.  Examples of these private placement Level 3 debt securities include certain U.S. and foreign securities and certain tax-exempt municipal securities.

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

There were no financial liabilities measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2018 or December 31, 2017. Financial assets measured at fair value on a recurring basis in our Consolidated Balance Sheets at September 30, 2018 and December 31, 2017 were as follows:

(Millions)	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Debt securities:
U.S. government securities	$1,622	$80	$—	$1,702
States, municipalities and political subdivisions	—	2,510	—	2,510
U.S. corporate securities	—	6,625	94	6,719
Foreign securities	—	2,434	3	2,437
Residential mortgage-backed securities	—	598	—	598
Commercial mortgage-backed securities	—	585	—	585
Other asset-backed securities	—	1,137	—	1,137
Redeemable preferred securities	—	24	7	31
Total debt securities	1,622	13,993	104	15,719
Equity securities	19	—	49	68
Total	$1,641	$13,993	$153	$15,787
December 31, 2017
Assets:
Debt securities:
U.S. government securities	$1,313	$49	$—	$1,362
States, municipalities and political subdivisions	—	3,390	1	3,391
U.S. corporate securities	—	7,167	85	7,252
Foreign securities	—	2,675	3	2,678
Residential mortgage-backed securities	—	571	—	571
Commercial mortgage-backed securities	—	635	—	635
Other asset-backed securities	—	1,035	—	1,035
Redeemable preferred securities	—	19	7	26
Total debt securities	1,313	15,541	96	16,950
Equity securities	43	—	27	70
Total	$1,356	$15,541	$123	$17,020

There were no transfers between Levels 1 and 2 during the three or nine months ended September 30, 2018 or 2017. During the three and nine months ended September 30, 2018, there were no transfers into or out of Level 3. During the three months ended September 30, 2017, we had gross transfers out of Level 3 of $12 million primarily related to foreign debt securities for which observable market data was subsequently received. During the nine months ended September 30, 2017, we had gross transfers out of Level 3 of $54 million primarily related to commercial mortgage-backed securities and foreign debt securities for which observable market data was subsequently received.

Financial Instruments Not Measured at Fair Value in our Consolidated Balance Sheets
The carrying value and estimated fair value classified by level of fair value hierarchy for our financial instruments carried in our Consolidated Balance Sheets at adjusted cost or contract value at September 30, 2018 and December 31, 2017 were as follows:

	Carrying Value	Estimated Fair Value
(Millions)		Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Mortgage loans	$1,378	$—	$—	$1,382	$1,382
Bank loans	6	—	—	6	6
Equity securities (1)	49	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	5	—	—	5	5
Without a fixed maturity	371	—	—	343	343
Long-term debt	8,157	—	8,359	—	8,359

(Millions)
December 31, 2017
Assets:
Mortgage loans	$1,496	$—	$—	$1,524	$1,524
Bank loans	7	—	—	7	7
Equity securities (1)	45	N/A	N/A	N/A	N/A
Liabilities:
Investment contract liabilities:
With a fixed maturity	7	—	—	7	7
Without a fixed maturity	363	—	—	354	354
Long-term debt	9,159	—	9,815	—	9,815

(1)	It was not practical to estimate the fair value of these cost-method investments as it represents shares of unlisted companies.

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

Separate Accounts financial assets at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018				December 31, 2017
(Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Debt securities	$900	$2,596	$—	$3,496	$1,085	$2,611	$2	$3,698
Equity securities	—	6	—	6	—	6	—	6
Common/collective trusts	—	422	—	422	—	448	—	448
Total (1)	$900	$3,024	$—	$3,924	$1,085	$3,065	$2	$4,152

(1)	Excludes $281 million and $144 million of cash and cash equivalents and other receivables at September 30, 2018 and December 31, 2017, respectively.

During the three and nine months ended September 30, 2018 and 2017, we had an immaterial amount of Level 3 Separate Accounts financial assets.

Offsetting Financial Assets and Liabilities
Certain financial assets and liabilities are offset in our Consolidated Balance Sheets or are subject to master netting arrangements or similar agreements with the applicable counterparty. Financial assets, including derivative assets, subject to offsetting and enforceable master netting arrangements were $7 million and $10 million at September 30, 2018 and December 31, 2017, respectively.

There were no financial liabilities, including derivative liabilities, subject to offsetting and enforceable master netting arrangements at September 30, 2018 or December 31, 2017.

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

Our net receivable related to the ACA’s risk adjustment program at September 30, 2018 was $213 million, and our net payable related to the ACA’s risk adjustment program at December 31, 2017 was $39 million.

In July 2018, the Centers for Medicare & Medicaid Services (“CMS”) announced that a February 2018 U.S. District Court ruling prevented CMS from making further collections or payments under the ACA’s risk adjustment program for the 2014 through 2018 benefit years. CMS subsequently announced that it had taken administrative actions for the 2017 and 2018 benefit years and resumed 2017 benefit year risk adjustment operations. While there is pending litigation challenging CMS’s administrative actions, we continue to believe the amounts due to us under the ACA’s risk adjustment program are collectible.

7.    Health Care Costs Payable

The following table shows the components of the change in health care costs payable during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
(Millions)	2018	2017
Health care costs payable, beginning of the period	$5,815	$6,558
Less: Reinsurance recoverables	6	5
Health care costs payable, beginning of the period, net	5,809	6,553
Add: Components of incurred health care costs
Current year	32,231	32,611
Prior years	(416)	(783)
Total incurred health care costs (1)	31,815	31,828

Less: Claims paid
Current year	26,856	26,959
Prior years	4,946	5,364
Total claims paid	31,802	32,323

Health care costs payable, end of period, net	5,822	6,058
Add: Premium deficiency reserve	6	77
Add: Reinsurance recoverables	3	4
Health care costs payable, end of period	$5,831	$6,139

(1)
The nine months ended September 30, 2018 total incurred health care costs in the table above exclude $6 million related to a premium deficiency reserve for the 2018 coverage year related to our Medicaid products. The nine months ended September 30, 2017 total incurred health care costs in the table above exclude $77 million primarily related to a premium deficiency reserve for the 2017 coverage year related to our individual Commercial products. Total incurred health care costs for the nine months ended September 30, 2018 and 2017 in the table above also exclude $36 million and $37 million, respectively, of benefit costs recorded in our Health Care segment that are included in our unpaid claims liability.

Our estimates of prior years’ health care costs payable decreased by $416 million and $783 million in the nine months ended September 30, 2018 and 2017, respectively, because claims were settled for amounts less than originally estimated (i.e., the amount of claims incurred was lower than we originally estimated), primarily due to lower health care cost trends as well as the actual claim submission time being faster than we originally assumed (i.e., our completion factors were higher than we originally assumed) in estimating our health care costs payable at the end of the prior year. This development does not directly correspond to an increase in our current year operating results as these reductions were offset by estimated current period health care costs when we established our estimate of the current year health care costs payable. Our estimates of prior years’ health care costs payable in the nine months ended September 30, 2018 were impacted by $130 million pre-tax from an unfavorable provider arbitration ruling related to our exited individual public health insurance exchange (“Public Exchange”) products .

At September 30, 2018, total Health Care liabilities for the estimated ultimate cost of (i) services rendered to our medical members but not yet reported to us and (ii) medical claims which have been reported to us but not yet paid (collectively, “Health Care IBNR”) plus expected development on reported claims totaled approximately $4.2 billion. Substantially all of the total Health Care IBNR liabilities plus expected development on reported claims at September 30, 2018 related to the current year.

8.    Debt

Long Term Debt
The carrying value of our long-term debt at September 30, 2018 and December 31, 2017 was as follows:

(Millions)	September 30, 2018	December 31, 2017
Senior notes, 1.7% due June 2018 (1)	$—	$999
Senior notes, 2.2% due March 2019 (1)	375	374
Senior notes, 5.45% due June 2021	637	647
Senior notes, 4.125% due June 2021	497	496
Senior notes, 2.75% due November 2022	990	988
Senior notes, 2.8% due June 2023	1,292	1,292
Senior notes, 3.5% due November 2024	744	743
Senior notes, 6.625% due June 2036	766	766
Senior notes, 6.75% due December 2037	528	527
Senior notes, 4.5% due May 2042	479	479
Senior notes, 4.125% due November 2042	490	489
Senior notes, 4.75% due March 2044	371	371
Senior notes, 3.875% due August 2047	988	988
Total long-term debt	8,157	9,159
Less current portion of long-term debt	375	999
Total long-term debt, less current portion	$7,782	$8,160

(1)
At September 30, 2018, our 2.2% senior notes due March 2019 were classified as current in our Consolidated Balance Sheet. At December 31, 2017, our 1.7% senior notes due June 2018 were classified as current in our Consolidated Balance Sheet.

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

Prior to issuing the 2016 senior notes in June 2016, we terminated all outstanding hedges and paid an aggregate of $348 million to the hedge counterparties upon termination. The aggregate effective portion of the hedge loss of $342 million pretax was recorded in accumulated other comprehensive loss, net of tax. Upon the redemption of the Special Mandatory Redemption Notes, the entire remaining unamortized effective portion of the hedge loss of $323 million pretax recorded in accumulated other comprehensive loss was recognized as a realized capital loss in the nine months ended September 30, 2017.

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

Various interest rate options are available under the Facility.  Any revolving borrowings mature on the termination date of the Facility.  We pay facility fees on the Facility ranging from .050% to .150% per annum, depending upon our long-term senior unsecured debt rating.  The facility fee was .100% at September 30, 2018.  The Facility contains a financial covenant that requires us to maintain a ratio of total debt to consolidated capitalization as of the end of each fiscal quarter at or below 50%.  For this purpose, consolidated capitalization equals the sum of total shareholders’ equity, excluding any overfunded or underfunded status of our pension and OPEB plans and any net unrealized capital gains and losses, and total debt (as defined in the Facility). We met this requirement at September 30, 2018. There were no amounts outstanding under the Facility at any time during the nine months ended September 30, 2018 or 2017.

Terminated Term Loan Agreement
On July 30, 2015, in connection with the Humana Transaction, we entered into a senior three-year $3.2 billion term loan credit agreement (the “Term Loan Agreement”) with a group of seventeen lenders. The lenders’ commitments under the Term Loan Agreement terminated on February 14, 2017, as a result of the termination of the Humana Merger Agreement.

Federal Home Loan Bank of Boston
We are a member of the Federal Home Loan Bank of Boston (the “FHLBB”), and as a member we have the ability to obtain cash advances, subject to certain minimum collateral requirements. Our maximum borrowing capacity available from the FHLBB at September 30, 2018 was approximately $840 million. At both September 30, 2018 and December 31, 2017, we did not have any outstanding borrowings from the FHLBB.

9.    Pension and Other Postretirement Plans

Defined Benefit Retirement Plans
Components of the net periodic (income) benefit cost of our defined benefit pension plans and OPEB plans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Pension Plans				OPEB Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017	2018	2017	2018	2017
Amortization of prior service credit	$—	$—	$—	$—	$(1)	$(1)	$(3)	$(3)
Interest cost	50	51	150	153	2	2	6	6
Expected return on plan assets	(102)	(95)	(306)	(285)	—	—	(2)	(3)
Recognized net actuarial losses	16	16	48	48	1	1	3	3
Net periodic (income) benefit cost	$(36)	$(28)	$(108)	$(84)	$2	$2	$4	$3

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

We did not repurchase any of our common shares during the nine months ended September 30, 2018. At September 30, 2018, we had remaining authorization to repurchase an aggregate of up to approximately $1.2 billion of our common shares under the February 17, 2017 program. As a result of the CVS Merger Agreement, our ability to repurchase our common shares prior to the completion of the merger contemplated by the CVS Merger Agreement (the “Merger”) is limited.

Dividends
During the nine months ended September 30, 2018 our Board declared the following cash dividends:

Date Declared	Dividend Amount Per Share	Shareholders of Record Date	Date Paid/ To be Paid	Total Dividends (Millions)
Nine months ended September 30, 2018
February 23, 2018	$.50	April 12, 2018	April 27, 2018	$164
May 18, 2018	$.50	July 25, 2018	August 1, 2018	$164
September 28, 2018	$.50	October 24, 2018	November 1, 2018	$164

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

Stock-based Employee Incentive Plans
On March 2, 2018, 1.0 million restricted stock units (“RSUs”) were granted to certain employees. Each vested RSU represents one common share and will be paid in common shares, net of taxes, at the end of the applicable vesting period.  The RSUs generally will become 100% vested approximately three years from the grant date, with one-third vesting each December. No performance stock units or stock appreciation rights were granted during the nine months ended September 30, 2018.

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

Regulatory Requirements
Under applicable regulatory requirements at September 30, 2018, the amount of dividends that may be paid through the end of 2018 by our insurance and HMO subsidiaries without prior approval by regulatory authorities was $1.1 billion in the aggregate. There are no such regulatory restrictions on distributions from Aetna to its shareholders. During the third quarter of 2018, our insurance and HMO subsidiaries paid $1.1 billion of dividends to the Company.

The combined statutory capital and surplus of our insurance and HMO subsidiaries was $10.3 billion and $9.4 billion at September 30, 2018 and December 31, 2017, respectively.

Non-controlling (Minority) Interests
At September 30, 2018, and December 31, 2017, continuing business non-controlling interests were $272 million and $257 million, respectively, primarily related to third party interests in our operating entities.

11.    Other Comprehensive Income (Loss)

Shareholders’ equity included the following activity in accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Previously impaired debt securities: (1)
Beginning of period balance	$5	$15	$5	$16
Adoption of new accounting standard (Note 2)	—	—	1	—
Net unrealized losses ($(14), $(5), $(34) and $(8) pretax)	(11)	(3)	(27)	(5)
Less: Net reclassification of losses to earnings ($(14), $(3), $(33) and $(5) pretax)(2)	(11)	(2)	(26)	(3)
Other comprehensive loss	—	(1)	(1)	(2)
End of period balance	5	14	5	14

All other securities:
Beginning of period balance	74	421	326	297
Adoption of new accounting standards (Note 2) ($0, $0, $7, and $0 pretax)	—	—	65	—
Net unrealized (losses) gains ($(32), $48, $(465) and $298 pretax)	(25)	31	(367)	194
Less: Net reclassification of (losses) gains to earnings ($(18), $35, $(49) and $95 pretax)(2)	(14)	23	(39)	62
Other comprehensive (loss) income	(11)	8	(328)	132
End of period balance	63	429	63	429

Derivatives and foreign currency:
Beginning of period balance	(7)	(7)	(4)	(235)
Adoption of new accounting standard (Note 2)	—	—	(1)	—
Net unrealized gains ($0 $0, $0 and $8 pretax)	—	—	—	5
Less: Net reclassification of losses to earnings ($(3), $(2), $0 and $(345) pretax) (3)	(2)	(1)	—	(224)
Other comprehensive income	2	1	—	229
End of period balance	(5)	(6)	(5)	(6)

Pension and OPEB plans:
Beginning of period balance	(1,888)	(1,609)	(1,571)	(1,630)
Adoption of new accounting standard (Note 2)	—	—	(342)	—
Less: Net amortization of net actuarial losses ($(16), $(17), $(51) and $(51) pretax)(4)	(13)	(12)	(40)	(34)
Less: Net amortization of prior service credit ($1, $2, $3 and $3 pretax)(4)	1	1	3	2
Other comprehensive income	12	11	37	32
End of period balance	(1,876)	(1,598)	(1,876)	(1,598)

Total beginning of period accumulated other comprehensive loss	(1,816)	(1,180)	(1,244)	(1,552)
Adoption of new accounting standards (Note 2)	—	—	(277)	—
Total other comprehensive income (loss)	3	19	(292)	391
Total end of period accumulated other comprehensive loss	$(1,813)	$(1,161)	$(1,813)	$(1,161)

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

The computations of basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per common share data)	2018	2017	2018	2017
Net income attributable to Aetna	$1,000	$838	$3,421	$1,660
Weighted average shares used to compute basic EPS	327.9	329.7	327.8	335.3
Dilutive effect of outstanding stock-based compensation awards	2.3	2.3	2.1	2.2
Weighted average shares used to compute diluted EPS	330.2	332.0	329.9	337.5
Basic EPS	$3.05	$2.54	$10.44	$4.95
Diluted EPS	$3.03	$2.52	$10.37	$4.92

The stock-based compensation awards excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
SARs (1)	—	—	—	—
Other stock-based compensation awards (2)	.2	.6	.5	.8

(1)	SARs are excluded from the calculation of diluted EPS if the exercise price is greater than the average market price of Aetna common shares during the period (i.e., the awards are anti-dilutive).

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

In 2009, the Pennsylvania Insurance Commissioner (the “Commissioner”) placed long-term care insurer Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) in rehabilitation, an intermediate action before insolvency, and subsequently petitioned a state court to convert the rehabilitation into a liquidation. Penn Treaty was placed in liquidation in March 2017. During the first quarter of 2017, we recorded a discounted estimated liability and expense of $231 million pretax for our estimated share of future assessments by applicable life and health guaranty associations which reflects a 3.5% discount rate. The undiscounted estimated liability was $347 million. The expense was recorded in operating expenses in our Consolidated Statements of Income, and the liability was recorded in accrued expenses and other current liabilities in our Consolidated Balance Sheets. We did not record an asset for expected premium tax offsets for our in force business at September 30, 2018, as the amount was not material. It is reasonably possible that in the future we may record a liability and expense relating to other insolvencies which could have a material adverse effect on our operating results, financial position and cash flows. While historically we have ultimately recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could lead to legislative and/or regulatory actions that may limit future offsets.

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

On June 30, 2015, the New Jersey District Court granted in part our motion to dismiss the proceeding. The New Jersey District Court dismissed with prejudice the plaintiffs’ RICO and federal antitrust claims; their ERISA claims that are based on our disclosures and our purported breach of fiduciary duties; and certain of their state law claims. The New Jersey District Court also dismissed with prejudice all claims asserted by several medical association plaintiffs. The plaintiffs’ remaining claims are for ERISA benefits and breach of contract. On June 30, 2018, the New Jersey District Court denied the plaintiffs’ request for class certification of the plaintiffs’ remaining claims. On October 4, 2018, the lead plaintiffs informed the New Jersey District Court that they would voluntarily dismiss their claims with prejudice. The New Jersey District Court and the parties will address any claims that remain after these dismissals.

On October 28, 2016, we were named as a respondent in an arbitration proceeding that had commenced as a lawsuit in Florida state court on August 25, 2015. The arbitration proceeding was brought by hospitals owned by HCA Holdings, Inc. with respect to our out-of-network benefit payment and administration practices in Florida relating to services and care rendered to members in our individual Public Exchange products from 2014 through 2016. Coverage under our individual Public Exchange products in Florida was not available after December 31, 2016. On October 15, 2018, the arbitrator awarded the claimant hospitals approximately $150 million. We intend to continue to defend ourselves vigorously against the claimant hospitals’ claims and to appeal the arbitrator’s decision.

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

Summarized financial information of our segment operations(1) for the three and nine months ended September 30, 2018 and 2017 follows:

(Millions)	Health Care	Corporate/Other	Total Company
Three Months Ended September 30, 2018
Revenue from external customers	$15,161	$144	$15,305
Pre-tax adjusted earnings (loss)(2)	1,390	(45)	1,345
Three Months Ended September 30, 2017
Revenue from external customers	$14,146	$569	$14,715
Pre-tax adjusted earnings (loss)(2)	1,301	(29)	1,272
Nine Months Ended September 30, 2018
Revenue from external customers	$45,393	$422	$45,815
Pre-tax adjusted earnings (loss)(2)	4,478	(138)	4,340
Nine Months Ended September 30, 2017
Revenue from external customers	$43,534	$1,680	$45,214
Pre-tax adjusted earnings (loss)(2)	4,556	(76)	4,480

(1)	Total assets by segment are not disclosed as this information is not reviewed by the chief executive officer.

(2)	Pre-tax adjusted earnings (loss) excludes net realized capital gains or losses, amortization of other acquired intangible assets and the other items described in the reconciliation below.

A reconciliation of income before income taxes to pre-tax adjusted earnings (1) for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Income before income taxes (GAAP measure)	$1,367	$1,274	$4,498	$2,466
Less: (Loss) income before income taxes attributable to non-controlling interests (GAAP measure)	(10)	14	10	(6)
Income before income taxes attributable to Aetna (GAAP measure)	1,377	1,260	4,488	2,472
Gain related to sale of certain domestic group insurance businesses	(121)	—	(355)	—
Transaction and integration-related costs	18	—	95	1,202
Reduction of reserve for anticipated future losses on discontinued products	—	—	(70)	(109)
Loss on early extinguishment of long-term debt	—	—	—	246
Penn Treaty-related guaranty fund assessments	—	—	—	231
Amortization of other acquired intangible assets	48	58	142	176
Net realized capital losses (gains)	23	(46)	40	262
Pre-tax adjusted earnings (1)	$1,345	$1,272	$4,340	$4,480

(1)
In addition to net realized capital gains and losses and amortization of other acquired intangible assets, the following other items are excluded from adjusted earnings and pre-tax adjusted earnings because we believe they neither relate to the ordinary course of our business nor reflect our underlying business performance:

•
During 2017, we sold our domestic group life insurance, group disability insurance and absence management businesses. The transaction was accomplished through an indemnity reinsurance arrangement. As used in this Quarterly Report on Form 10-Q with respect to the Group Insurance sale, the terms “gain”, “deferred gain” and “amortization of deferred gain” include both the deferred gain related to the retroactive provisions of the reinsurance contract and the prepaid reinsurance premium paid by HLAIC to Aetna (representing unearned ceding commission to Aetna) allocated to the prospective provisions of the reinsurance contract. A significant portion of the gain on sale has been deferred and will be amortized into earnings: (a) over the remaining contract period (estimated to be approximately 3 years at the closing date) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (b) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years at the closing date for the retrospective reinsurance portion of the gain. The gain recognized during the three and nine months ended September 30, 2018 does not directly relate to the underwriting or servicing of products for customers and is not directly related to the core performance of our business operations.

•
We recorded transaction and integration-related costs during the three and nine months ended September 30, 2018 related to our proposed acquisition by CVS Health. We also recorded transaction and integration-related costs during the nine months ended September 30, 2017 primarily related to the Humana Transaction. Transaction costs include costs associated with the transactions contemplated by the CVS Merger Agreement, real estate costs associated with the cancellation of our previously announced headquarters relocation which will no longer occur due to CVS Health’s proposed acquisition of Aetna, the termination of the Humana Merger Agreement, the termination of our agreement to sell certain assets to Molina and advisory, legal and other professional fees which are reflected in our GAAP Consolidated Statements of Income in operating expenses. Transaction costs also include the negative cost of carry associated with the debt financing that we obtained in June 2016 for the Humana Transaction. Prior to the mandatory redemption of the Special Mandatory Redemption Notes, the negative cost of carry associated with these senior notes was excluded from adjusted earnings and pre-tax adjusted earnings. The negative cost of carry associated with the $2.8 billion aggregate principal amount of our senior notes issued in June 2016 that are not subject to mandatory redemption (the “Other 2016 Senior Notes”) was excluded from adjusted earnings and pre-tax adjusted earnings through the date of the termination of the Humana Merger Agreement. The components of the negative cost of carry are reflected in our GAAP Consolidated Statements of Income in interest expense and net investment income. Subsequent to the termination of the Humana Merger Agreement, the interest expense and net investment income associated with the Other 2016 Senior Notes were no longer excluded from adjusted earnings and pre-tax adjusted earnings.

•
In 1993, we discontinued the sale of fully guaranteed large case pensions products and established a reserve for anticipated future losses on these products, which we review quarterly. During both the nine months ended September 30, 2018 and 2017, we reduced the reserve for anticipated future losses on discontinued products. We believe excluding any changes in the reserve for anticipated future losses on discontinued products from adjusted earnings provides more useful information as to our continuing products and is consistent with the treatment of the operating results of these discontinued products, which are credited or charged to the reserve and do not affect net income attributable to Aetna.

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

We review the adequacy of this reserve quarterly based on actual experience. As long as our expected future losses remain consistent with prior projections, the results of the discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. As a result of this review, we released $55 million ($70 million pretax) and $71 million ($109 million pretax) of the reserve in the nine months ended September 30, 2018 and 2017, respectively. The reserve releases during the nine months ended September 30, 2018 and 2017 were primarily due to favorable mortality and retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The reserve at each of September 30,

2018 and December 31, 2017 reflects management’s best estimate of anticipated future losses and is included in future policy benefits in our Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2018 and 2017 was as follows (pretax):

(Millions)	2018	2017
Reserve, beginning of period	$954	$962
Operating (loss) income	(9)	34
Net realized capital gains	6	55
Reserve reduction	(70)	(109)
Reserve, end of period	$881	$942

During the nine months ended September 30, 2018, our discontinued products reflected an operating loss and net realized capital gains, primarily attributable to gains from the sale of debt securities. During the nine months ended September 30, 2017, our discontinued products reflected operating income and net realized capital gains, primarily attributable to gains from other investments and the sale of debt securities and investment real estate.

Assets and liabilities supporting discontinued products (1) at September 30, 2018 and December 31, 2017 were as follows:

(Millions)	2018	2017
Assets:
Debt and equity securities available for sale	$1,415	$1,623
Mortgage loans	508	567
Other investments	589	564
Total investments	2,512	2,754
Other assets	67	71
Receivable from continuing products (2)	439	474
Total assets	$3,018	$3,299
Liabilities:
Future policy benefits	$2,052	$2,165
Reserve for anticipated future losses on discontinued products	881	954
Current and deferred income taxes	35	22
Other liabilities (3)	50	158
Total liabilities	$3,018	$3,299

(1)	Assets supporting the discontinued products are distinguished from assets supporting continuing products.

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

The distributions on our discontinued products consisted of benefit payments of $76 million and $230 million for the three and nine months ended September 30, 2018, respectively, and $80 million and $244 million for the three and nine months ended September 30, 2017, respectively. Participant-directed withdrawals from our discontinued products were not significant during the three or nine months ended September 30, 2018 or 2017.  Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Aetna Inc.:
Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of Aetna Inc. and subsidiaries (the “Company”) as of September 30, 2018, the related consolidated statements of income, comprehensive income and shareholders’ equity for the three-month and nine-month periods ended September 30, 2018 and 2017, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017 and the related notes (collectively, the “consolidated interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial information for it to be in conformity with U.S. generally accepted accounting principles.
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
October 30, 2018

Form 10-Q Table of Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

OVERVIEW

We are one of the nation’s leading diversified health care benefits companies, serving an estimated 39.0 million people. We have the information and resources to help our members, in consultation with their health care professionals, make better informed decisions about their health care. We offer a broad range of traditional, voluntary and consumer-directed health insurance products and related services, including medical, pharmacy, dental and behavioral health plans, medical management capabilities, Medicaid health care management services, Medicare Advantage and Medicare Supplement plans, workers’ compensation administrative services and health information technology products and services. Our customers include employer groups, individuals, college students, part-time and hourly workers, health plans, health care providers (“providers”), governmental units, government-sponsored plans, labor groups and expatriates.

On December 3, 2017, we entered into a definitive agreement to be acquired by CVS Health Corporation (“CVS Health”). On September 26, 2018, we entered into a definitive agreement to sell all our standalone Medicare Part D prescription drug plans (the “Divestiture”) to a subsidiary of WellCare Health Plans, Inc. (“WellCare”). On November 1, 2017, we sold our domestic group life insurance, group disability insurance and absence management businesses to Hartford Life and Accident Insurance Company (“HLAIC”). See “Significant Transactions” below for additional information about each transaction.

Effective for the first quarter of 2018, we realigned our business segments to correspond with changes to our management structure and internal management reporting which reflect our evolving business strategy of helping our members live healthier lives. Refer to “Segment Results and Use of Non-GAAP Measures in this Document” for further discussion.

The following MD&A provides a review of our financial condition at September 30, 2018 and December 31, 2017 and operating results for the three and nine months ended September 30, 2018 and 2017. This Overview should be read in conjunction with the entire MD&A, which contains detailed information that is important to understanding our operating results and financial condition, the consolidated financial statements and other data presented in this Quarterly Report on Form 10-Q, as well as the MD&A contained in our 2017 Annual Report on Form 10-K (our “2017 Annual Report”).  This Overview is qualified in its entirety by the full MD&A.

Summarized Results

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2018 vs 2017		Nine Months Ended September 30, 2018 vs 2017
(Millions)	2018	2017	2018	2017	$	%	$	%
Total revenue	$15,484	$14,994	$46,380	$45,682	$490	3%	$698	2%
Net income attributable to Aetna	1,000	838	3,421	1,660	162	19%	1,761	106%
Adjusted earnings (1)	977	814	3,160	2,898	163	20%	262	9%

A reconciliation of net income attributable to Aetna to adjusted earnings (1) for the three and nine months ended September 30, 2018 and 2017 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Net income attributable to Aetna (GAAP measure)	$1,000	$838	$3,421	$1,660
Gain related to sale of certain domestic group insurance businesses	(121)	—	(355)	—
Transaction and integration-related costs	18	—	95	1,202
Reduction of reserve for anticipated future losses on discontinued products	—	—	(70)	(109)
Loss on early extinguishment of long-term debt	—	—	—	246
Penn Treaty-related guaranty fund assessments	—	—	—	231
Amortization of other acquired intangible assets	48	58	142	176
Net realized capital losses (gains)	23	(46)	40	262
Income tax expense (benefit) (2)	9	(36)	(113)	(770)
Adjusted earnings (1)	$977	$814	$3,160	$2,898

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

(2)
For U.S. income tax purposes, we made an election to liquidate a domestic subsidiary, which resulted in a non-recurring tax benefit of $149 million recorded in the nine months ended September 30, 2018.

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

Commentary - Three Months Ended September 30, 2018 vs 2017

•
Net income attributable to Aetna increased $162 million during the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase in net income for the three months ended September 30, 2018 was primarily due to the increase in adjusted earnings described below and the favorable impact of a gain recognized as a result of the sale of our domestic group life insurance, group disability insurance and absence management businesses (the "Group Insurance sale") which occurred during fourth-quarter 2017, partially offset by net realized capital losses in the three months ended September 30, 2018 compared to net realized capital gains in the three months ended September 30, 2017.

•
Adjusted earnings increased $163 million during the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase in adjusted earnings during the three months ended September 30, 2018 was primarily due to the favorable impact of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) and higher pre-tax adjusted earnings in our Health Care segment described below, partially offset by lower adjusted earnings due to the Group Insurance sale which occurred during fourth-quarter 2017. Adjusted earnings for the three months ended September 30, 2018 reflect a $130 million pre-tax impact from an unfavorable provider arbitration ruling related to our exited individual public health insurance exchange products.

•
Total revenue increased $490 million during the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase in total revenue during the three months ended September 30, 2018 was primarily due to:

◦	Membership growth in our Medicare products;

◦	The adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018;

◦	The favorable impact of the reinstatement of the ACA’s health insurer fee (the “HIF”) for 2018; and

◦	The gain recognized during the three months ended September 30, 2018 as a result of the Group Insurance sale which occurred during fourth-quarter 2017; partially offset by

◦	Lower membership in our ACA compliant individual and small group Commercial products and Medicaid products; and

◦	Lower revenue as a result of the Group Insurance sale.

•
Our effective tax rate was 27.4 percent and 33.4 percent for the three months ended September 30, 2018 and 2017, respectively. The decrease in our effective tax rate for the three months ended September 30, 2018 was primarily due to the reduced corporate income tax rate specified in the TCJA, partially offset by the reinstatement of the non-deductible HIF for 2018.

Commentary - Nine Months Ended September 30, 2018 vs 2017

•
Net income attributable to Aetna increased $1.8 billion during the nine months ended September 30, 2018 compared to the corresponding period in 2017 primarily due to the nine months ended September 30, 2017 reflecting costs associated with the termination of the Humana Merger Agreement, the favorable impact of a gain recognized as a result of the Group Insurance sale which occurred during fourth-quarter 2017 and the increase in adjusted earnings described below.

•
Adjusted earnings increased $262 million during the nine months ended September 30, 2018 compared to the corresponding period in 2017 primarily due to the favorable impact of the TCJA. The increase was partially offset by the unfavorable impact of the reinstatement of the HIF for 2018, lower adjusted earnings due to the Group Insurance sale which occurred during fourth-quarter 2017 and lower pre-tax adjusted earnings in our Health Care segment described below.

•
Total revenue increased $698 million during the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase in total revenue during the nine months ended September 30, 2018 was primarily due to:

◦	Membership growth in our Medicare products;

◦	The adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018;

◦	The favorable impact of the reinstatement of the HIF for 2018;

◦	The gain recognized during the nine months ended September 30, 2018 as a result of the Group Insurance sale which occurred during fourth-quarter 2017; and

◦
The nine months ended September 30, 2017 reflecting a realized capital loss of $336 million pre-tax due to unamortized cash flow hedge losses being recognized into earnings upon the redemption of certain of our senior notes; partially offset by

◦	Lower membership in our ACA compliant individual and small group Commercial products and Medicaid products; and

◦	Lower revenue as a result of the Group Insurance sale.

•
Our effective tax rate was 23.8 percent and 33.0 percent for the nine months ended September 30, 2018 and 2017, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2018 was primarily due to the reduced corporate income tax rate specified in the TCJA and a non-recurring tax benefit recorded in the nine months ended September 30, 2018, partially offset by the reinstatement of the non-deductible HIF for 2018.

2018 Outlook
Changes in our estimated individual and small group ACA compliant product risk adjustments during the second quarter significantly impacted our projected 2018 quarterly adjusted earnings progression pattern.  As a result of these changes to our risk adjustment estimates, we continue to project our 2018 quarterly adjusted earnings progression pattern will be more consistent with 2017, with quarterly adjusted earnings being the highest in the second quarter of 2018 and lowest in the fourth quarter of 2018.

Significant Transactions
Proposed Acquisition by CVS Health
On December 3, 2017, we entered into a definitive agreement (the “CVS Merger Agreement”) under which CVS Health has agreed to acquire all of our outstanding shares for a combination of cash and stock. Under the terms of the agreement, our shareholders will receive $145 in cash and 0.8378 of a CVS Health common share for each of our common shares. The proposed transaction (the “CVS Health Transaction”) is subject to customary closing conditions, including approvals of certain state departments of insurance and similar regulators. On March 13, 2018, our shareholders approved and adopted the CVS Merger Agreement, and CVS Health’s stockholders approved the issuance of CVS Health shares in the transaction. On October 10, 2018, Aetna and CVS Health entered into a consent decree with the U.S. Department of Justice (the “DOJ”) that allows the CVS Health Transaction to proceed, provided Aetna agrees to sell its individual standalone Medicare Part D prescription drug plans. The transactions contemplated by the Divestiture to WellCare satisfy the consent decree’s divestiture requirement. The CVS Health Transaction is expected to close in 2018.

Proposed Divestiture to WellCare
On September 26, 2018, we entered into an asset purchase agreement and related agreements with WellCare pursuant to which WellCare has agreed to acquire all our standalone Medicare Part D prescription drug plans (the “Divestiture”) effective 11:59 p.m. on December 31, 2018. The standalone Medicare Part D prescription drug plans to be divested had an aggregate of approximately 2.2 million members at September 30, 2018. The Divestiture does not affect our individual or group Medicare Advantage, Medicare Advantage Part D or Medicare Supplement products or plans. We will provide administrative services to, and retain the financial results of, the divested plans through 2019. The purchase price is not material to us. Closing of the Divestiture is subject to the closing of the CVS Health Transaction, regulatory approvals and other customary closing conditions.

Divestiture of Domestic Group Life Insurance, Group Disability Insurance and Absence Management Businesses
On November 1, 2017, we completed the sale of our domestic group life insurance, group disability insurance and absence management businesses (the “Group Insurance sale”) to Hartford Life and Accident Insurance Company (“HLAIC”) for cash consideration of $1.45 billion. The transaction was accomplished through an indemnity reinsurance arrangement under which HLAIC contractually assumed certain of our policyholder liabilities and obligations, although we remain directly obligated to policyholders. Assets related to and supporting the reinsured life and disability insurance policies were transferred to a trust established by HLAIC for our benefit, and we recorded a reinsurance receivable from HLAIC. As used in this Quarterly Report on Form 10-Q with respect to the Group Insurance sale, the terms “gain”, “deferred gain” and “amortization of deferred gain” include both the deferred gain related to the retroactive provisions of the reinsurance contract and the prepaid reinsurance premium paid by HLAIC to Aetna (representing unearned ceding commission to Aetna) allocated to the prospective provisions of the reinsurance contract.

The sale is expected to result in an after-tax gain of approximately $710 million ($1.1 billion pre-tax), a significant portion of which has been deferred and will be amortized into earnings: (i) over the remaining contract period (estimated to be approximately 3 years at the closing date) in proportion to the amount of insurance protection provided for the prospective reinsurance portion of the gain; and (ii) as we recover amounts due from HLAIC over a period estimated to be approximately 30 years at the closing date for the retrospective reinsurance portion of the gain. Approximately $950 million of the approximately $1.1 billion pre-tax deferred gain was allocated to the prospective provisions of the reinsurance contract. During the three and nine months ended September 30, 2018, we recognized $121 million and $355 million pre-tax, respectively, of the deferred gain into earnings.

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

In June 2016, we issued $13.0 billion of senior notes to partially fund the Humana Transaction (collectively, the “2016 senior notes”). In accordance with the terms of the 2016 senior notes, on February 14, 2017, we issued a notice of redemption for $10.2 billion aggregate principal amount of certain of the 2016 senior notes (collectively, the “Special Mandatory Redemption Notes”) at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recorded on a pretax basis in our net income during the nine months ended September 30, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income.

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

Refer to Notes 3 “Proposed Acquisition, Proposed Divestiture, Completed Divestiture, Terminated Acquisition and Terminated Divestiture” and 8 “Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the Humana Transaction.

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

In July 2018, the Centers for Medicare & Medicaid Services (“CMS”) announced that a February 2018 U.S. District Court ruling prevented CMS from making further collections or payments under the ACA’s risk adjustment program for the 2014 through 2018 benefit years. CMS subsequently announced that it had taken administrative actions for the 2017 and 2018 benefit years and resumed 2017 benefit year risk adjustment operations. While there is pending litigation challenging CMS’s administrative actions, we continue to believe the amounts due to us under the ACA’s risk adjustment program are collectible.

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

The ACA ties a portion of each Medicare Advantage plan’s reimbursement to the plan’s “star ratings.” Beginning in 2015, plans must have a star rating of four or higher (out of five) to qualify for bonus payments. CMS released our 2019 star ratings in October 2018. Our 2019 star ratings will be used to determine which of our Medicare Advantage plans have ratings of four stars or higher and qualify for bonus payments in 2020. Based on our membership at September 1, 2018, 79% of our Medicare Advantage members were in plans with 2019 star ratings of at least 4.0 stars, compared to 87% of our Medicare Advantage members being in plans with 2018 star ratings of at least 4.0 stars based on our membership at September 1, 2017.

On October 26, 2018, CMS issued proposed rules related to, among other things, changes to the risk adjustment data validation (“RADV”) audit methodology established by CMS in 2012. CMS projects that the changes to the RADV audit methodology would increase its recoveries from Medicare Advantage plans as a result of RADV audits. CMS has requested comments on the proposed rules, including whether the proposed RADV rule change should apply retroactively to audits of Medicare Advantage plans for contract year 2011 and forward. CMS previously selected certain of our Medicare Advantage contracts for various contract years for RADV audit. We are evaluating the potential adverse effect, which could be material, on our operating results, financial position and cash flows if the proposed RADV rule change were adopted as proposed.

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

Operating Summary

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2018 vs 2017		Nine Months Ended September 30, 2018 vs 2017
(Millions)	2018	2017	2018	2017	$	%	$	%
Premiums:
Commercial	$5,675	$6,063	$17,117	$18,479	$(388)	(6)%	$(1,362)	(7)%
Government	7,541	6,667	22,485	20,733	874	13%	1,752	8%
Total premiums	13,216	12,730	39,602	39,212	486	4%	390	1%
Fees and other revenue	1,945	1,416	5,791	4,322	529	37%	1,469	34%
Net investment income	137	113	399	344	24	21%	55	16%
Net realized capital (losses) gains	(12)	26	(24)	34	(38)	(146)%	(58)	(171)%
Total revenue	15,286	14,285	45,768	43,912	1,001	7%	1,856	4%
Benefit costs:
Commercial	4,796	4,928	13,594	14,726	(132)	(3)%	(1,132)	(8)%
Government	5,979	5,495	18,263	17,216	484	9%	1,047	6%
Total benefit costs	10,775	10,423	31,857	31,942	352	3%	(85)	—%
Cost of products sold	390	—	1,154	—	390	100%	1,154	100%
Operating expenses	2,753	2,521	8,293	7,618	232	9%	675	9%
Amortization of other acquired intangible assets	48	58	142	176	(10)	(17)%	(34)	(19)%
Total benefits and expenses	13,966	13,002	41,446	39,736	964	7%	1,710	4%
Income before income taxes including non-controlling interests	1,320	1,283	4,322	4,176	37	3%	146	3%
Less: (Loss) income before income taxes attributable to non-controlling interests	(10)	14	10	(7)	(24)	(171)%	17	243%
Income before income taxes attributable to Aetna for Health Care	$1,330	$1,269	$4,312	$4,183	$61	5%	$129	3%

We calculate our medical benefit ratio MBRs by dividing benefit costs by premiums. For the three and nine months ended September 30, 2018 and 2017, our Commercial, Government and Total Health Care MBRs were:

					Change
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30, 2018 vs 2017	Nine Months Ended September 30, 2018 vs 2017
	2018	2017	2018	2017	basis points	basis points
Commercial	84.5%	81.3%	79.4%	79.7%	320	(30)
Government	79.3%	82.4%	81.2%	83.0%	(310)	(180)
Total Health Care	81.5%	81.9%	80.4%	81.5%	(40)	(110)

The table presented below reconciles income before income taxes to pre-tax adjusted earnings (1) for our Health Care segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2018	2017	2018	2017
Income before income taxes (GAAP measure)	$1,320	$1,283	$4,322	$4,176
Less: (Loss) income before income taxes attributable to non-controlling interests (GAAP measure)	(10)	14	10	(7)
Income before income taxes attributable to Aetna for Health Care (GAAP measure)	1,330	1,269	4,312	4,183
Penn Treaty-related guaranty fund assessments	—	—	—	231
Amortization of other acquired intangible assets	48	58	142	176
Net realized capital losses (gains)	12	(26)	24	(34)
Pre-tax adjusted earnings for Health Care	$1,390	$1,301	$4,478	$4,556

(1)
Pre-tax adjusted earnings excludes net realized capital gains and losses, amortization of other acquired intangible assets and the other item described in the reconciliation in Note 15 “Segment Information” included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Commentary - Three Months Ended September 30, 2018 vs 2017

•
Income before income taxes attributable to Aetna for Health Care increased $61 million for the three months ended September 30, 2018 compared to the corresponding period in 2017. Pre-tax adjusted earnings for Health Care increased $89 million for the three months ended September 30, 2018 compared to the corresponding period in 2017. Both increases were primarily due to strong performance in our Medicare products and the favorable impact of the reinstatement of the HIF for 2018. The increases were partially offset by the unfavorable provider arbitration ruling described above and lower favorable development of prior-periods’ health care cost estimates in our Government business in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in income before income taxes was largely offset by net realized capital losses in the three months ended September 30, 2018 compared to net realized capital gains in the three months ended September 30, 2017.

•
Commercial premiums decreased $388 million for the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to lower membership in our ACA compliant individual and small group products, partially offset by the reinstatement of the HIF for 2018.

•
Our Commercial MBR increased 320 basis points for the three months ended September 30, 2018 compared to the corresponding period in 2017. The increase was primarily due to the three months ended September 30, 2018 reflecting the unfavorable provider arbitration ruling described above and the seasonality of medical costs in 2018 relative to 2017. The increase was partially offset by the reinstatement of the HIF for 2018.

•
Government premiums increased $874 million for the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to membership growth in our Medicare products and the reinstatement of the HIF for 2018, partially offset by membership declines in our Medicaid products.

•
Our Government MBR decreased 310 basis points for the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to the reinstatement of the HIF for 2018 and strong performance in our Medicare products, partially offset by lower favorable development of prior-periods’ health care cost estimates in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

•
Fees and other revenue increased $529 million for the three months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to the adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018.

•	Operating expenses increased by $232 million primarily due to the reinstatement of the HIF for 2018.

Commentary - Nine Months Ended September 30, 2018 vs 2017

•
Income before income taxes attributable to Aetna for Health Care increased $129 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase was primarily due to the nine months ended September 30, 2017 reflecting a $231 million pre-tax expense related to estimated future guaranty fund assessments as a result of Penn Treaty Network America Insurance Company and one of its subsidiaries (collectively, “Penn Treaty”) being placed in liquidation. The increase was partially offset by lower pre-tax adjusted earnings described below and net realized capital losses in the nine months ended September 30, 2018 compared to net realized capital gains in the nine months ended September 30, 2017.

•
Pre-tax adjusted earnings for Health Care decreased $78 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017. The decrease was primarily due to investments in our Medicare growth initiatives and lower favorable development of prior-periods’ health care cost estimates in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, largely offset by membership growth in our Medicare products and the favorable impact of the reinstatement of the HIF for 2018.

•
Commercial premiums decreased $1.4 billion for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to lower membership in our ACA compliant individual and small group products, partially offset by the reinstatement of the HIF for 2018.

•
Our Commercial MBR decreased 30 basis points for the nine months ended September 30, 2018 compared to the corresponding period in 2017. The decrease was primarily due to the reinstatement of the HIF for 2018, partially offset by the unfavorable provider arbitration ruling described above.

•
Government premiums increased $1.8 billion for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to membership growth in our Medicare products and the reinstatement of the HIF for 2018, partially offset by membership declines in our Medicaid products.

•
Our Government MBR decreased 180 basis points for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to the reinstatement of the HIF for 2018 partially offset by lower favorable development of prior-periods’ health care cost estimates in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

•
Fees and other revenue increased $1.5 billion for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to the adoption of new accounting guidance related to revenue recognition effective during first-quarter 2018.

•	Operating expenses increased by $675 million primarily due to the reinstatement of the HIF for 2018.

Membership
Health Care’s membership at September 30, 2018 and 2017 was:

	2018			2017			Change
(Thousands)	Insured	ASC	Total	Insured	ASC	Total	Insured	ASC	Total
Medical:
Commercial	3,941	13,851	17,792	4,584	13,470	18,054	(643)	381	(262)
Medicare Advantage	1,750	—	1,750	1,467	—	1,467	283	—	283
Medicare Supplement	775	—	775	733	—	733	42	—	42
Medicaid (1)	1,115	713	1,828	1,311	600	1,911	(196)	113	(83)
Total Medical Membership	7,581	14,564	22,145	8,095	14,070	22,165	(514)	494	(20)

Dental:
Total Dental Membership	4,982	7,657	12,639	5,538	7,930	13,468	(556)	(273)	(829)

Pharmacy:
Commercial			7,404			7,994			(590)
Medicare PDP (standalone)			2,226			2,074			152
Medicare Advantage PDP			1,260			1,124			136
Medicaid (1)			2,252			2,493			(241)
Total Pharmacy Benefit Management Services Membership			13,142			13,685			(543)

(1) Medicaid membership includes members who are dually-eligible for both Medicare and Medicaid.

Commentary

•
Total medical membership at September 30, 2018 remained relatively consistent compared to September 30, 2017 primarily reflecting declines in our ACA compliant individual and small group Commercial Insured and Medicaid products, largely offset by growth in our Commercial ASC and Medicare products.

•	Total dental membership at September 30, 2018 decreased 829 thousand members compared to September 30, 2017 due to declines in both our dental Insured and ASC products.

•
Total pharmacy benefit management services membership at September 30, 2018 decreased 543 thousand members compared to September 30, 2017, reflecting declines in our Commercial business primarily attributable to our ACA compliant individual and small group products and declines in our Medicaid products, partially offset by increases in our Medicare products.

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

Since we established a reserve for anticipated future losses on discontinued products, as long as our expected future losses remain consistent with prior projections, the results of our discontinued products are applied against the reserve and do not impact net income attributable to Aetna. If actual or expected future losses are greater than we currently estimate, we may increase the reserve, which could adversely impact net income attributable to Aetna. If actual or expected future losses are less than we currently estimate, we may decrease the reserve, which could favorably impact net income attributable to Aetna. In those cases, we disclose such adjustment separately in our Consolidated Statements of Income. Management reviews the adequacy of the discontinued products reserve quarterly. As a result of this review, we released $55 million ($70 million pretax) and $71 million ($109 million pretax) of the reserve in the nine months ended September 30, 2018 and 2017, respectively. The reserve releases during the nine months ended September 30, 2018 and 2017 were primarily due to favorable mortality and retirement experience as well as favorable investment performance compared to assumptions we previously made in estimating the reserve. The current reserve reflects management’s best estimate of anticipated future losses and is included in future policy benefits in our Consolidated Balance Sheets.

Refer to Note 16 “Discontinued Products” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on the activity in the reserve for anticipated future losses on discontinued products during the three and nine months ended September 30, 2018 and 2017.

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

Presented below is a condensed statement of cash flows for the nine months ended September 30, 2018 and 2017. We present net cash flows from operating activities and net cash flows from investing activities separately for our large case pensions products because changes in the insurance reserves for our large case pensions products (which are reported as cash used for operating activities) are funded from the sale of investments (which are reported as cash provided by investing activities). Refer to our Consolidated Statements of Cash Flows included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

	Nine Months Ended September 30,		Change
(Millions)	2018	2017	$	%
Cash flows from operating activities
Total company excluding large case pensions products	$3,883	$2,420	$1,463	60%
Large case pensions products	(198)	(196)	(2)	(1)%
Net cash provided by operating activities	3,685	2,224	1,461	66%
Cash flows from investing activities
Total company excluding large case pensions products	407	478	(71)	(15)%
Large case pensions products	178	191	(13)	(7)%
Net cash provided by investing activities	585	669	(84)	(13)%
Net cash used for financing activities	(1,577)	(14,961)	13,384	89%
Net increase (decrease) in cash and cash equivalents	$2,693	$(12,068)	$14,761	122%

Commentary

•
Cash flows provided by operating activities for Aetna, excluding large case pensions products increased $1.5 billion during the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase for the nine months ended September 30, 2018 compared to the corresponding period in 2017 was primarily due to the nine months ended September 30, 2017 reflecting cash payments associated with the termination of the Humana Merger Agreement, the timing of cash collections and lower tax payments during the nine months ended September 30, 2018 compared to the corresponding period in 2017. The increase was partially offset by the nine months ended September 30, 2017 reflecting an advance Medicare payment received from CMS.

•
Cash flows provided by investing activities decreased $84 million for the nine months ended September 30, 2018 compared to the corresponding period in 2017, primarily due to lower net sales and maturities of investments during the nine months ended September 30, 2018.

•
Cash flows used for financing activities were $1.6 billion for the nine months ended September 30, 2018 compared with cash flows used for financing activities of $15.0 billion for the nine months ended September 30, 2017. The activity for the nine months ended September 30, 2018 primarily reflects the repayment of $1.0 billion aggregate principal amount of our senior notes due during second-quarter 2018 and dividends paid. The activity for the nine months ended September 30, 2017 primarily reflects the repayment of long-term debt (including the $10.2 billion aggregate principal amount Special Mandatory Redemption Notes) and share repurchases.

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

2016 Senior Notes
In June 2016, we issued $13.0 billion of 2016 senior notes. In accordance with the terms of the 2016 senior notes, on February 14, 2017, following the termination of the Humana Merger Agreement, we issued a notice of redemption for the entire $10.2 billion aggregate principal amount of the Special Mandatory Redemption Notes at a redemption price equal to 101% of the aggregate principal amount of those notes plus accrued and unpaid interest. We redeemed the Special Mandatory Redemption Notes on March 16, 2017, and we funded the redemption with the proceeds of the 2016 senior notes. As a result of the redemption of the Special Mandatory Redemption Notes, we recognized on a pretax basis in our net income during the nine months ended September 30, 2017 a loss on early extinguishment of long-term debt of $192 million and a realized capital loss for the remaining unamortized effective portion of the related hedge loss of $323 million that was previously recorded in accumulated other comprehensive income. Refer to Notes 3 “Proposed Acquisition, Proposed Divestiture, Completed Divestiture, Terminated Acquisition and Terminated Divestiture” and 8 “Debt” included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on these transactions.

2017 Senior Notes
In August 2017, we issued $1.0 billion of 3.875% senior notes due 2047. We used the net proceeds of this offering to repay a portion of our 1.5% senior notes due in November 2017, repay a portion of our floating rate senior notes due in December 2017 and for general corporate purposes.

Other Liquidity Information
From time to time, we use short-term commercial paper borrowings, repurchase agreements and cash advances from the FHLBB to address timing differences between cash receipts and disbursements. At both September 30, 2018 and December 31, 2017, we did not have any commercial paper outstanding or outstanding advances from the FHLBB. There were no commercial paper borrowings during the nine months ended September 30, 2018.

Our total debt to capitalization ratio (calculated by dividing total long-term debt and short-term debt (“Total Debt”) by the sum of Total Debt and total Aetna shareholders’ equity) was 30.8 percent at September 30, 2018. We continually monitor existing and alternative financing sources to support our capital and liquidity needs, including, but not limited to, debt issuance, preferred or common share issuance, reinsurance and pledging or selling of assets.

Interest expense was $85 million and $262 million for the three and nine months ended September 30, 2018 and $90 million and $349 million for the three and nine months ended September 30, 2017. The decrease in interest expense during the nine months ended September 30, 2018 compared to 2017 was primarily due to a lower long-term debt balance during 2018 compared to 2017.

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

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018 was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2018 were designed to ensure that material information relating to Aetna Inc. and its consolidated subsidiaries would be made known to the Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the periods when periodic reports under the Exchange Act are being prepared and were effective.  Refer to the Certifications by our Chief Executive Officer and Chief Financial Officer filed as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q.

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

During the three months ended September 30, 2018, we did not repurchase any of our common shares. At September 30, 2018, we had remaining authorization to repurchase an aggregate of up to $1.2 billion of our common shares under our February 17, 2017 program; however, as a result of the CVS Merger Agreement, our ability to repurchase our common shares prior to the completion of the merger is limited.

The information contained in Note 10 of Condensed Notes to Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures

Not Applicable.

Item 5.        Other Information

None.

Form 10-Q Table of Contents

Item 6. Exhibits

Exhibits to this Quarterly Report on Form 10-Q are as follows:

INDEX TO EXHIBITS

11	Statement re: computation of per share earnings

11.1	“Computation of per share earnings” is incorporated herein by reference to Note 12 of Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

12	Statements re: computation of ratios

12.1	Computation of ratio of earnings to fixed charges.

15	Letter re: unaudited interim financial information

15.1	Letter from KPMG LLP acknowledging awareness of the use of a report dated October 30, 2018 related to their reviews of interim financial information.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification.

31.2	Certification.

32	Section 1350 Certifications

32.1	Certification.

32.2	Certification.

101	XBRL Documents

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Form 10-Q Table of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aetna Inc.
Registrant

Date:	October 30, 2018	By	/s/ Heather Dixon
Heather Dixon
Vice President, Controller and
Chief Accounting Officer